Form 10-Q
period 1996-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 1996-08-13
CIK 949156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                 --------------

                                   FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDED JUNE 30, 1996

                                       OR

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                       COMMISSION FILE NUMBER 1-14094


                       MEADOWBROOK INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)


        MICHIGAN                                          38-2626206
 (State of Incorporation)                      (IRS Employer Identification No.)


              26600 TELEGRAPH ROAD, SOUTHFIELD,  MICHIGAN   48034
               (Address, zip code of principal executive offices)

                                 (810) 358-1100
              (Registrant's telephone number, including area code)

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x        No
                                               ---          ---
The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 8, 1996 was 8,620,000.

Total number of Pages:   13
                        ----

================================================================================

                               TABLE OF CONTENTS



                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION




ITEM 1 - FINANCIAL STATEMENTS
            Condensed Consolidated Statement of Income                    3
            Condensed Consolidated Balance Sheet                          5
            Condensed Consolidated Statements of Cash Flows               6
            Management Representation                                     7



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                    8-11



PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 12



SIGNATURES                                                                13

                        PART I - FINANCIAL STATEMENT
                        ITEM 1 - FINANCIAL STATEMENTS



                       MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)


                                                                            ACTUAL          PRO FORMA*
                                                             1996            1995              1995
                                                          -----------     -----------      -----------

Revenues:
   Net premium earned                                     $ 41,368,745     $ 37,732,717     $ 37,732,717
   Commissions and fees                                      8,640,842                -        8,220,599
   Net investment income                                     3,994,529        2,345,488        2,458,119
   Other                                                       (34,065)          19,004           21,133
                                                          ------------      -----------     ------------
      Total Revenues                                        53,970,051       40,097,209       48,432,568

Expenses:
   Loss and loss adjustment expenses                        31,321,929       30,380,359       29,237,615
      Reinsurance recoveries                               (11,866,696)      (8,364,928)      (8,364,928)
                                                          ------------     ------------      ----------
   Net loss and loss adjustment expenses                    19,455,233       22,015,431       20,872,687
   Other operating costs                                    15,156,260       15,191,901       13,324,511
   Salaries and wages                                       11,753,421               -         8,942,471
   Interest on notes payable                                         -          170,916          256,445
                                                          ------------      -----------       ----------
       Total Expenses                                       46,364,914       37,378,248       43,396,114

       Income before income taxes                            7,605,137        2,718,961        5,036,454

Federal income taxes:
   Current                                                   1,064,806          698,553        1,509,675
   Deferred                                                    654,438         (212,173)        (212,173)
                                                          ------------     ------------     ------------
       Total income taxes                                    1,719,244          486,380        1,297,502
                                                          -----------      ------------     ------------
       Net income                                         $  5,885,893     $  2,232,581     $  3,738,952
                                                          ============     ============     ============
Primary and fully diluted earnings per share              $        .64     $        .49     $        .55
Weighted average number of common shares and
   common share equivalents outstanding                      9,242,975        4,573,706        6,778,317

*Pro forma information is presented as if the combination of Meadowbrook, Inc. and Star Holding Company had occurred on January 1, 1995.

                          PART I - FINANCIAL STATEMENT
                         ITEM 1 - FINANCIAL STATEMENTS



                       MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                         FOR THE QUARTER ENDED JUNE 30,
                                  (UNAUDITED)



                                                                             ACTUAL          PRO FORMA*
                                                              1996            1995              1995
                                                          -----------     -----------       -----------

Revenues:
   Net premium earned                                     $ 20,103,027     $ 19,461,834     $ 19,461,834
   Commissions and fees                                      4,042,817                -        4,038,528
   Net investment income                                     1,992,486        1,209,989        1,144,944
   Other                                                       (38,161)          19,004           21,133
                                                          ------------     ------------     ------------
      Total Revenues                                        26,100,169       20,690,827       24,666,439

Expenses:
   Loss and loss adjustment expenses                        12,173,107       14,867,517       14,333,632
      Reinsurance recoveries                                (4,426,896)      (4,195,704)      (4,195,704)
                                                          ------------     -----------      ------------
   Net loss and loss adjustment expenses                     7,746,211       10,671,813       10,137,928
   Other operating costs                                     8,455,154        8,431,391        7,282,170
   Salaries and wages                                        5,827,875                -        4,535,658
   Interest on notes payable                                         -           86,260          130,966
                                                          ------------     ------------     ------------
       Total Expenses                                       22,092,240       19,189,464       22,086,722
       Income before income taxes                            4,070,929        1,501,363        2,579,717

Federal income taxes:
   Current                                                     275,935          221,492          598,915
   Deferred                                                    680,956           51,075           51,075
                                                          ------------     ------------     ------------
       Total income taxes                                      956,891          272,567          649,990
                                                          ------------     -----------      ------------
       Net income                                         $  3,114,038     $  1,228,796     $  1,929,727
                                                          ============     ============     ============
Primary and fully diluted earnings per share              $        .34     $        .27     $        .28
Weighted average number of common shares and
   common share equivalents outstanding                      9,243,053        4,582,396        6,787,183




*Pro forma information is presented as if the combination of Meadowbrook, Inc. and Star Holding Company had occurred on January 1, 1995.

                       MEADOWBROOK INSURANCE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET




                                                                           (UNAUDITED)
                                                                             JUNE 30,           DECEMBER 31,
                                                                               1996                1995
                                                                          --------------       -------------

                                     ASSETS
Investments:
   Held to maturity securities, at amortized cost
       (fair value of $127,837,250 and $107,555,077)                      $ 127,917,579        $ 105,014,287
   Available for sale securities, at fair value
       (cost of $2,170,243 and $2,219,606)                                    2,020,548            2,056,268
Cash and cash equivalents                                                    23,802,298           41,906,577
                                                                          -------------        -------------
       Total investments and cash and cash equivalents                      153,740,425          148,977,132
Premium and agent balances receivable                                        28,250,027           29,935,087
Reinsurance recoverable on:
   Paid losses                                                                4,923,154            3,264,911
   Unpaid losses                                                             26,582,989           22,317,717
Deferred policy acquisition costs                                            10,417,114            9,063,989
Prepaid reinsurance premiums                                                 11,148,170            9,826,733
Other assets                                                                 16,431,216           18,378,642
                                                                          -------------        -------------
   Total assets                                                           $ 251,493,095        $ 241,764,211
                                                                          =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Losses and loss adjustment expense                                        $  93,475,142        $  86,985,614
Unearned premium                                                             47,975,941           44,392,973
Other liabilities                                                            12,130,337           18,169,458
Commitments and contingencies                                                         -                    -
                                                                          -------------        -------------
    Total liabilities                                                       153,581,420          149,548,045
                                                                          -------------        -------------
SHAREHOLDERS' EQUITY:
Common stock, $.01 stated value; authorized 20,000,000 shares;
    8,620,000 and 8,619,916 shares issued and outstanding                        86,200               86,200
Additional paid-in capital                                                   72,841,662           72,868,651
Retained earnings                                                            25,082,612           19,369,118
Unrealized depreciation on available for sale securities,
    net of deferred federal income taxes                                        (98,799)            (107,803)
                                                                          -------------        -------------
    Total shareholders' equity                                               97,911,675           92,216,166
                                                                          -------------        -------------
        Total liabilities and shareholders' equity                        $ 251,493,095        $ 241,764,211
                                                                          =============        =============

                       MEADOWBROOK INSURANCE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)



                                                                  1996               1995
                                                              ------------       ------------

Net cash provided by operating activities                     $  6,001,935       $ 10,654,820
Cash flows from investing activities:
   Purchase of securities available for sale                             -            (24,543)
   Purchase of securities held to maturity                     (25,532,930)       (21,352,198)
   Proceeds from sale of securities available for sale              49,363             24,747
   Proceeds from maturity of securities held to maturity         2,758,680          2,826,514
   Proceeds from the sale of fixed assets                            1,000                  -
   Capital expenditures                                         (1,345,734)                 -
                                                              ------------       ------------
       Net cash used in investing activities                   (24,069,621)       (18,525,480)
                                                              ------------       ------------
Cash flows from financing activities:
   Use of proceeds from public offering                            (51,193)                 -
   Dividends                                                      (172,400)                 -
   Issuance of common stock                                              -            417,995
   Issuance of preferred shares                                    187,000                  -
                                                              ------------       ------------
       Net cash provided by (used in) financing
         activities                                                (36,593)           417,995
                                                              ------------       ------------
Decrease in cash and cash equivalents                          (18,104,279)        (7,452,665)
Cash and cash equivalents, beginning of period                  41,906,577         19,018,810
                                                              ------------       ------------
Cash and cash equivalents, end of period                      $ 23,802,298       $ 11,566,145
                                                              ============       ============

                           MANAGEMENT REPRESENTATION



In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company's 1995 Annual Report to Shareholders, as filed on Form 10-K to the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995

The results of operations for Meadowbrook Insurance Group, Inc. (the Company) is presented on a pro forma basis as if the combination of Meadowbrook, Inc. and Star Holding Company had occurred on January 1, 1995. This pro forma presentation is intended to provide historical results in a manner that is comparable to the combined Company results that will be presented in the future.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Net income for the six months ended June 30, 1996 was $5.9 million, an increase of $2.1 million, or 57.4% from $3.7 million for same period in 1995. This increase was primarily the result of additional investment income earned from increased invested assets from the Company's initial public offering and overall growth in new and existing programs.

REVENUES

Revenues for the six months ended June 30, 1996 were $54.0 million, or a 11.4% increase from 1995's revenue of $48.4 million. The details of this increase are reflected below:

                                      Six Month Period Ended June 30,
                                     ---------------------------------
                                             1996        1995
                                            ------      ------
(In Thousands)
Risk management fees & commissions           8,641       8,221
Net earned premiums                         41,369      37,733
Net investment income                        3,994       2,458
Other                                          (34)         21
                                            ------      ------
                                            53,970      48,433


Risk Management Fees and Commissions

The Company's risk management fees and commission income generated from its managed program operations and retail agency consist of the following:


                                     Six Month Period Ended June 30,
                                     -------------------------------
                                             1996        1995
                                            ------      -------
Commissions                                  3,251        3,089
Management fees                              2,786        2,898
Claims fees                                  1,380        1,070
Loss control fees                              706          672
Reinsurance placement                          500          490
Miscellaneous fees & charges                    18            2
                                            ------       ------
                                             8,641        8,221

Fees and commission income increased by $420,000, or 5.1%, to $8.6 million for the six month period ended June 30, 1996 from $8.2 million for the same period in 1995. Fees related to the management of programs decreased by $112,000 or 3.9%, to $2.8 million from $2.9 million for the six month period ended June 30, 1995. The financial statements reflect an artificial decline in management fees from the first half of 1995 as a result of the Company's risk management subsidiary accruing approximately $280,000 in fees which were not expensed by the insurance subsidiaries (and therefore not eliminated). Claims fees increased $310,000 due to the handling of workers' compensation claims in addition to the other lines processed for an existing client since June of 1995. Loss control fees increased by $34,000, or 5.1%, to $706,000 from
$672,000 for the same period in 1995.   The majority of this was related to new
services provided to existing programs and increased activity and rate changes on existing programs.

Insurance Premiums

The Company's premiums for the six months ended June 30, 1996 were down from the same period in 1995. In total, gross premiums written were down $3.2 million, or 5.2%, to $59.2 million for the period ended June 30, 1996 from $62.4 million for the same period in 1995. Approximately $2.4 million of this decline was from retrospectively-rated programs, due in part to one retrospectively-rated program developing into a self-insured program now being serviced by the Company's risk management subsidiary rather than the insurance subsidiaries. Another retrospectively-rated program had unusually high premiums written in the first half of 1995 as a result of audit premiums from prior years. In both instances the Company's bottom line was not impacted due to the nature of the policies. An additional $2.0 million of the decline was from a reduction in the accrual for residual market loads assessed in states in which the Company writes business. The other significant decline was the result of the Company's conscious decision to eliminate one program and to reduce premium writings in another, accounting for an additional decline of $2.5 million. If the above items were excluded, the Company would have shown an increase in premiums of $3.6 million, or 6.8% increase for the first half of 1996 compared to the same period in 1995.

Net premiums written decreased by $4.9 million, or 10.3%, to $43.1 million for the period ended June 30, 1996 from $48.0 million for the same period in 1995. This decline was due to the program changes mentioned above as well as the introduction of a captive insurance company on a previously fully insured program which increased the ceded premium by $3.6 million. If the Company would have excluded the items mentioned above there would have been an increase of $3.6 million, or 11.5%.

Net premiums earned increased by $3.6 million, or 9.6%, to $41.4 million for the period ended June 30, 1996 from $37.7 million for the same period in 1995. The growth in net earned premium was due to the maturing of the growth of both the surety bonds and the Massachusetts workers' compensation programs.

Net Investment Income

Net investment income increased by $1.5 million, or 62.5%, to $4.0 million for the six months ended June 30, 1996 from $2.5 million for the same period in 1995. This increase was due to an overall increase in invested assets of $54 million. The weighted average yield on invested assets on an after-tax basis was 4.6% for the six months ended June 30, 1996 and 1995. In general, the Company's overall yield on a pre-tax basis was not at the level anticipated but was more in line with expectations on an after-tax basis. Purchases of securities were more heavily tax-exempt than originally expected which was demonstrated by a decline in the Company's overall tax rate.

EXPENSES

Total expenses increased $2.9 million, or 6.8%, to $46.3 million at June 30, 1996 from $43.4 million for the same period in 1995.


                                            Six Month Period Ended June 30,
                                            -------------------------------
(In Thousands)                                       1996       1995
                                                    ------     ------

Loss and loss adjustment expenses incurred          19,455     20,873
Salaries & employee benefits                        11,753      8,942
Other operating expenses:                           15,156     13,581
                                                    ------     ------
                                                    46,364     43,396


Loss and Loss Adjustment Expenses (LAE) Incurred

Loss and LAE incurred decreased by $1.4 million, or 6.8%, to $19.5 million for the six months ended June 30, 1996 from $20.9 million for the same period in 1995. The loss and LAE ratio for the current period was 50.2% as compared to 58.3% for the same period in 1995. A major reason for the 8.1% decline in the loss and LAE ratio was the reduction of the residual market participation which lowered the loss and LAE ratio by 4.5 points or $2.6 million in ultimate loss and LAE. Additionally the Company's direct business was favorably impacted by the elimination of one program, the reduction in writings in another program and favorable experience in several core programs.


Salaries and Employee Benefits

Salaries and employee benefits increased by $2.8 million, or 31.4%, to $11.8 million for the six months ended June 30,1996 compared to $8.9 million for the same period in 1995. A major reason for this increase was the expansion of the bond operation in mid-1995. While overall payroll increased at a relatively high rate, the average salaries and wages per person declined slightly for the first six months of 1996 compared to the same period in 1995.


Other Operating Expenses

Other operating expenses increased $1.8 million, or 13.7%, to $15.1 million for the six months ended June 30, 1996 from $13.3 million for the same period in 1995. The higher operating expenses resulted from additional costs related to increased staff (i.e. space, technology and communication equipment).


Federal Income Taxes

The provision for income taxes was $1.7 million for the six months ended June 30, 1996, and $1.3 million for the same period in 1995, representing effective tax rates of 22.6% and 25.8%, respectively. The decline in the Company's tax rate was due to the first half of 1995 including an over-accrual of tax expense from 1994 of approximately $95,000, that increased the rate from 23.9%, or 1.9 points. In general the Company's tax rate is lower than the statutory rate because of the Company's emphasis on purchasing tax-exempt securities.

FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Net income for the quarter ended June 30, 1996 was $3.1 million, an increase of $1.2 million or 61.4% from the same period in 1995. As previously mentioned this increase was due to higher investment income and improved underwriting results.

REVENUES

Revenues increased by $1.4 million, or 5.8%, to $26.1 million for the quarter ended June 30, 1996 compared to $24.7 million for the same period in 1995. Management fees and commission were unchanged, while earned premium increased 3.3% and investment income increased 74.0% for the quarter. As previously mentioned, the increase in earned premium was primarily due to the maturing of the growth of several programs. The increase in investment income was generated from an overall increase in invested assets from the proceeds of the Company's initial public offering in November 1995.

EXPENSES

The most significant decrease in expenses was in loss and LAE which was $7.7 million for the quarter ended June 30, 1996, a decline of $2.4 million or 23.6% from the same period in 1995. This was a direct result of the lower residual market premium, favorable loss experience on retrospectively programs and improved results on other core programs. This improvement in the loss and LAE ratio was offset by increases in salaries & employee benefits and other operating expenses which increased $1.3 million and $1.2 million, respectively. The increase in both expense categories was the result of the addition of the bond operation in July, 1995 as well as additional staff and related expenses to sustain growth.


Federal Income Taxes

The provision for income taxes increased to $307,000 for the six months ended June 30, 1996 from $650,000 for the same period in 1995, representing effective tax rates of 23.5% and 25.2%, respectively. The decline in the tax rates reflects the Company's current policy of increased investment in tax-exempt securities


LIQUIDITY AND CAPITAL RESOURCES

The principal sources of funds for the Company are premiums, investment income and proceeds from the maturity of invested assets from insurance operations, and risk management fees and commissions from clients and client captives, and agency commissions from the Company's risk management operations. Funds used are primarily for the payments of claims, commissions, salaries and employee benefits and other operating expenses. In addition, the Company has a high volume of intercompany transactions due to the insurance operations paying management fees to the risk management operations. These fees are subject to regulatory approval by state insurance departments.

Cash flow from operations for the period ended June 30, 1996 was $6.0 million as compared to $10.7 million for the same period in 1995. The Company's positive cash flow is supplemented by $23.8 million in cash and cash equivalents. In addition, the Company has no debt outstanding. The combination of these factors continues to demonstrate the Company's strong liquidity.

                                    PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(A) The following documents are filed as part of this Report:



Exhibit
  No.                    Description
- - -------   ----------------------------------------------

 11       Statement re computation of per share earnings
 27       Financial Data Schedule

(B) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MEADOWBROOK INSURANCE GROUP, INC.



                                     By:/s/  DANIEL G. GIBSON
                                     -------------------------------
                                             Daniel G. Gibson
                                             Chief Financial Officer



            Dated:  August 13, 1996

                                EXHIBIT INDEX


EXHIBIT NO.                      DESCRIPTION
- - -----------     ----------------------------------------------
 11             Statement re computation of per share earnings
 27             Financial Data Schedule