Form 10-Q
period 1996-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 1996-11-14
CIK 949156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                -------------

                                   FORM 10-Q

        /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1996

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

                           ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                               ---        ---

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 11, 1996 was 8,649,846.

Total number of Pages:  14
                       ----
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
                Condensed Consolidated Statements of Income                 3-4
                Condensed Consolidated Balance Sheet                        5
                Condensed Consolidated Statement of Cash Flows              6
                Management Representation                                   7



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                         8-12



PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   13



SIGNATURES                                                                  14

                        PART I - FINANCIAL STATEMENT
                        ITEM 1 - FINANCIAL STATEMENTS



                       MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)


                                                                                      ACTUAL            PRO FORMA*
                                                                    1996               1995                1995
                                                             ---------------    ---------------      --------------
Revenues:
     Net premium earned                                      $    63,797,509    $    60,043,804      $   60,043,804
     Commissions and fees                                         11,931,839             -               11,247,710
     Net investment income                                         5,940,090          3,632,710           3,805,575
     Other                                                            26,971             86,254              86,254
                                                             ---------------    ---------------      --------------
        Total Revenues                                            81,696,409         63,762,768          75,183,343


Expenses:
     Loss and loss adjustment expenses                            47,561,403         46,661,299          44,921,285
     Reinsurance recoveries                                      (16,368,801)       (12,576,725)        (12,576,725)
                                                             ---------------    ---------------      --------------
     Net loss and loss adjustment expenses                        31,192,602         34,084,574          32,344,560
     Other operating costs                                        24,548,519         23,686,407          19,500,551
     Salaries and wages                                           18,045,985             -               14,143,492
     Interest on notes payable                                        -                 256,059             428,212
                                                             ---------------    ---------------      --------------
        Total Expenses                                            73,787,106         58,027,040          66,416,815
        Income before income taxes                                 7,909,303          5,735,728           8,766,528

Federal income taxes:
     Current                                                         734,096            993,856           2,024,328
     Deferred                                                        796,124            195,427             195,427
                                                             ---------------    ---------------      --------------
        Total income taxes                                         1,530,220          1,189,283           2,219,755
                                                             ---------------    ---------------      --------------
        Net income                                           $     6,379,083    $     4,546,445      $    6,546,773
                                                             ===============    ===============      ==============
Primary and fully diluted earnings per share                 $           .70    $           .99      $          .97

Weighted average number of common shares and common                9,176,342          4,576,004           6,780,674
     share equivalents outstanding.

*Pro forma information is presented as if the combination of Meadowbrook, Inc. and Star Holding Company had occurred on January 1, 1995.

                          PART I - FINANCIAL STATEMENT
                         ITEM 1 - FINANCIAL STATEMENTS



                       MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      FOR THE QUARTER ENDED SEPTEMBER 30,
                                  (UNAUDITED)



                                                                                      ACTUAL            PRO FORMA*
                                                                    1996               1995                1995
                                                               --------------     ---------------      -------------
Revenues:
     Net premium earned                                        $   22,428,764     $    22,311,087      $   22,311,087
     Commissions and fees                                           3,290,997                -              3,027,111
     Net investment income                                          1,945,561           1,287,222           1,347,456
     Other                                                             61,036              67,250              65,121
                                                               --------------     ---------------      --------------
         Total Revenues                                            27,726,358          23,665,559          26,750,775


Expenses:
     Losses and loss adjustment expense                            16,239,474          16,280,940          15,683,670
     Reinsurance recoveries                                        (4,502,105)         (4,211,797)         (4,211,797)
                                                               --------------     ---------------      --------------
     Net losses and loss adjustment expense                        11,737,369          12,069,143          11,471,873
     Other operating costs                                          9,392,259           8,494,506           6,176,040
     Salaries and wages                                             6,292,564              -                5,201,021
     Interest on notes payable                                          -                  85,143             171,767
                                                               --------------     ---------------      --------------
         Total Expenses                                            27,422,192          20,648,792          23,020,701
         Income before income taxes                                   304,166           3,016,767           3,730,074

Federal income taxes:
     Current                                                         (330,710)            295,303             514,653
     Deferred                                                         141,686             407,600             407,600
                                                               --------------     ---------------      --------------
         Total income taxes                                          (189,024)            702,903             922,253
                                                               --------------     ---------------      --------------
         Net income                                            $      493,190     $     2,313,864      $    2,807,821
                                                               ==============     ===============      ==============

Primary and fully diluted earnings per share                   $          .05     $           .51      $          .41

Weighted average number of common shares and common                 9,183,681          4 ,580,524           6,785,311
     share equivalents outstanding

*Pro forma information is presented as if the combination of Meadowbrook, Inc. and Star Holding Company had occurred on January 1, 1995.

                       MEADOWBROOK INSURANCE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                             (UNAUDITED)
                                                                             SEPTEMBER 30,              DECEMBER 31,
                                                                                 1996                      1995
                                                                         -----------------         -----------------
Investments:
     Debt securities held to maturity, at amortized cost
        (fair value of $125,883,401 and $107,555,077)                    $     124,545,111         $     105,014,287
     Debt securities available for sale, at fair value
        (cost of $2,835,523 and $0)                                              2,834,443                    -
     Equity securities available for sale, at fair value
        (cost of $2,149,687 and $2,219,606)                                      2,017,631                 2,056,268
Cash and cash equivalents                                                       24,250,164                41,906,577
                                                                         -----------------         -----------------
        Total investments and cash and cash equivalents                        153,647,349               148,977,132
Premium and agent balances receivable                                           24,335,087                29,935,087
Reinsurance recoverable on:
     Paid losses                                                                 6,973,765                 3,264,911
     Unpaid losses                                                              25,770,766                22,317,717
Deferred policy acquisition costs                                                9,913,396                 9,063,989
Prepaid reinsurance premiums                                                    10,514,070                 9,826,733
Other assets                                                                    17,963,047                18,378,642
                                                                         -----------------         -----------------
     Total assets                                                        $     249,117,480         $     241,764,211
                                                                         =================         =================


                        LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES:
Losses and loss adjustment expense                                       $      93,485,546         $      86,985,614
Unearned premium                                                                43,733,705                44,392,973
Other liabilities                                                               13,793,736                18,169,458
Commitments and contingencies                                                    -                         -
                                                                         -----------------         -----------------
     Total liabilities                                                         151,012,987               149,548,045
                                                                         -----------------         -----------------
SHAREHOLDERS' EQUITY:
Common stock, $.01 stated value; authorized 20,000,000 shares;
     8,649,846 and 8,619,916 shares issued and outstanding                          86,498                    86,200
Additional paid-in capital                                                      72,875,456                72,868,651
Retained earnings                                                               25,230,409                19,369,118
Unrealized depreciation on available for sale securities,
     net of deferred federal income taxes                                          (87,870)                 (107,803)
                                                                         -----------------         -----------------
     Total shareholders' equity                                                 98,104,493                92,216,166
                                                                         -----------------         -----------------
           Total liabilities and shareholders' equity                    $     249,117,480         $     241,764,211
                                                                         =================         =================

                       MEADOWBROOK INSURANCE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)


                                                                           1996                     1995
                                                                    -----------------         ----------------
Net cash provided by operating activities                           $       6,723,004         $     15,282,601

Cash flows from investing activities:
    Purchase of debt securities held to maturity                          (26,506,680)             (27,372,359)
    Purchase of debt securities available for sale                         (2,834,919)                   -
    Purchase of equity securities available for sale                           -                       (29,062)
    Proceeds from maturity of debt securities held to maturity              7,172,691                5,790,719
    Proceeds from sale of debt securities available for sale                   -                         -
    Proceeds from sale of equity securities available for sale                 69,918                   24,747
    Proceeds from the sale of fixed assets                                      1,000                    -
    Capital expenditures                                                   (2,072,434)                   -
                                                                    -----------------         ----------------
         Net cash used in investing activities                            (24,170,424)             (21,585,955)
                                                                    -----------------         ----------------
Cash flows from financing activities:
    Use of proceeds from public offering                                      (51,193)                   -
    Dividends                                                                (344,800)                   -
    Issuance of common stock                                                   -                       (27,655)
    Issuance of preferred shares                                              187,000                  417,995
                                                                    -----------------         ----------------
         Net cash (used in) provided by financing activities                 (208,993)                 390,340
                                                                    -----------------         ----------------
Decrease in cash and cash equivalents                                     (17,656,413)              (5,913,014)
Cash and cash equivalents, beginning of period                             41,906,577               19,018,810
                                                                    -----------------         ----------------
Cash and cash equivalents, end of period                            $      24,250,164         $     13,105,796
                                                                    =================         ================

                           MANAGEMENT REPRESENTATION



In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Preparation of financial statements under GAAP requires management to make estimates. Actual results could differ from those estimates. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company's 1995 Annual Report to Shareholders, as filed on Form 10-K to the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

The results of operations for Meadowbrook Insurance Group, Inc. (the Company) are presented on a pro forma basis as if the combination of Meadowbrook, Inc. and Star Holding Company had occurred on January 1, 1995. This pro forma presentation is intended to provide historical results in a manner that is comparable to the combined Company results that will be presented in the future.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net income for the nine months ended September 30, 1996 was $6.4 million, a decrease of nearly $0.2 million, or 2.6% from $6.5 million for same period in 1995. This decrease was the result of poor performance of the Surety Bond book of business, offset in part by additional investment income earned from increased invested assets from the Company's initial public offering.

REVENUES

Revenues for the nine months ended September 30, 1996 were $81.7 million, or an increase of $6.5 million, or 8.7%, from 1995's revenue of $75.2 million. The details of this increase are reflected below:

                                                      Nine Month Period Ended September 30,
                                                      --------------------------------------
                                                              1996             1995
                                                           ---------        ---------
(In Thousands)
Risk management fees & commissions                            11,932           11,248
Net earned premiums                                           63,798           60,044
Net investment income                                          5,940            3,805
Other                                                             26               86
                                                           ---------        ---------
                                                              81,696           75,183

Risk Management Fees and Commissions

The Company's risk management fees and commission income generated from its managed program operations and retail agency consist of the following:

                                                      Nine Month Period Ended September 30,
                                                      -------------------------------------

                                                                 1996             1995
                                                                ------           ------
(In Thousands)
Commissions                                                      3,987            3,376
Management fees                                                  4,167            4,520
Claims fees                                                      2,097            1,607
Loss control fees                                                1,038            1,050
Reinsurance placement                                              625              690
Miscellaneous fees & charges                                        18                5
                                                                ------           ------
                                                                11,932           11,248

Fees and commission income increased by $0.7 million or 6.1%, to $11.9 million for the nine month period ended September 30, 1996 from $11.2 million for the same period in 1995. Fees related to the management of programs decreased by $0.4 million or 7.8%, to $4.2 million from $4.5 million for the nine month period ended September 30, 1995. The financial statements reflect an artificial decline in management fees from 1995 as a result of the Company's risk management subsidiary accruing approximately $0.6 million less in fees than were expensed by the insurance subsidiaries (and therefore improperly eliminated). This deficit was partially offset by additional management fees, including increases in fees from existing long-term contracts, fees from newly formed captives, and increased activity with pre-existing clients. Claims fees increased $0.5 million due to the handling of workers' compensation claims, in addition to the other lines processed, for an existing client since June of 1995. Loss control fees were relatively consistent at $1.0 million from $1.1 million for the same period in 1995.

Insurance Premiums

The Company's gross premiums written declined $5.7 million, or 6.3%, to $85.0 million for the period ended September 30, 1996 from $90.7 million for the same period in 1995. Approximately $2.0 million of this decline was from retrospectively-rated programs. One retrospectively-rated program changed into a self-insured program. Self-insured programs are serviced by the Company's risk management subsidiary and therefore included in fee revenue, rather than premium revenue. Another retrospectively-rated program had unusually high premiums written in the first half of 1995 as a result of audit premiums from prior years. Due to the nature of both of these programs, only financial classifications were impacted and net income was not. Another reason for the decrease in gross written premiums was a $1.7 million reduction in the accrual for residual market loads. This resulted from a decrease in the dollar amount assessed for Workers' Compensation involuntary pools. The Company also consciously decreased its writings in unprofitable programs, which accounted for a $3.1 million decline in written premiums. Finally, there was a $2.6 million decrease from other discontinued programs. If all of the unusual items mentioned above were excluded from the results, premiums would have grown by $3.7 million, or 5.2% from the prior year.

Net premiums written decreased by $7.5 million, or 10.8%, to $61.7 million for the period ended September 30, 1996 from $69.2 million for the same period in 1995. This decline was the result of the program changes mentioned above and the formation of an agent-owned captive for the Massachusetts workers' compensation program. This captive increased ceded premiums by $3.5 million, thereby reducing net written premiums by the same amount. If all of the unusual items mentioned above were excluded from the results, premiums would have grown by $2.2 million, or 4.7% from the prior year.

Net premiums earned increased by $3.8 million, or 6.3%, to $63.8 million for the period ended September 30, 1996 from $60.0 million for the same period in 1995. This increase was due to the earning of the earlier rapid surety bond growth ($6.3 million) and the Massachusetts workers' compensation program growth ($1.5 million). The earned premium decrease corresponding to the retrospectively-rated programs, residual market loads, and discontinued programs amounted to $8.3 million.

Net Investment Income

Net investment income increased by $2.1 million, or 56.1%, to $5.9 million for the nine months ended September 30, 1996 from $3.8 million for the same period in 1995. This was the result of an overall increase in cash and invested assets of $47.5 million, principally from the Initial Public Offering proceeds. Due to the Company's investment philosophy of maximizing after-tax earnings, generally the investment yield should be analyzed on an after-tax basis. The weighted average yield on invested assets on an after-tax basis was 4.59%, which is relatively unchanged from the same period in the prior year.


EXPENSES

Total expenses increased $7.4 million, or 11.1%, to $73.8 million at September 30, 1996 from $66.4 million for the same period in 1995.

                                                        Nine Month Period Ended September 30,
                                                        --------------------------------------

(In Thousands)                                                 1996             1995
                                                              ------           ------
Loss and loss adjustment expenses incurred                    31,193           32,345
Salaries & employee benefits                                  18,046           14,143
Other operating expenses                                      24,548           19,501
Interest on notes payable                                      -                  428
                                                              ------           ------
                                                              73,787           66,417

Loss and Loss Adjustment Expenses (LAE) Incurred

Loss and LAE incurred decreased by $1.2 million, or 3.6%, to $31.2 million for the nine months ended September 30, 1996 from $32.3 million for the same period in 1995. The loss and LAE ratio for the current period was 52.0% as compared to 56.8% for the same period in 1995. One reason for the decline in the loss and LAE ratio was the reduction of the residual market participation. The Company's direct business was also favorably impacted by the elimination of one program, the reduction in writings in another program and favorable experience in several core programs. These improvements were partially offset by increases in the Surety Bond program. Due to the nature of the bond business, losses tend to be lower and expenses tend to be higher than other types of insurance business. However, a lower Surety Bond loss and LAE ratio was not realized due to adverse development on old and discontinued business. Excluding surety, the GAAP combined ratio would have been 92.5% in 1996 and 96.7% in 1995, as opposed to the actual ratios of 97.6% and 96.2%, respectively.


Salaries and Employee Benefits

Salaries and employee benefits increased by $3.9 million, or 27.6%, to $18.0 million for the nine months ended September 30,1996 compared to $14.1 million for the same period in 1995. A major reason for this was the expansion of the bond operation that began in mid-1995. While overall payroll increased at a relatively high rate, the average salaries and wages per person remained relatively consistent for the first nine months of 1996 compared to the same period in 1995.


Other Operating Expenses

Other operating expenses increased $5.0 million, or 25.9%, to $24.5 million for the nine months ended September 30, 1996 from $19.5 million for the same period in 1995. The largest single cause was the increase in expenses associated with the Surety Bond program. Other notable increases were a $0.3 million consulting charge for an information technology study and increased depreciation expense of $0.5 million, as a result of fixed asset purchases made for the Company's future growth.

Federal Income Taxes

The provision for income taxes was $1.5 million for the nine months ended September 30, 1996, and $2.2 million for the same period in 1995, representing effective tax rates of 19.3% and 25.3%, respectively. This decline in the Company's effective tax rate was in part due to the $0.9 million over-accrual of tax expense in the first quarter of 1995. The primary reason for the effective rate decrease was significantly higher tax-free investment income in 1996, resulting in a larger portion of total gross income which was tax-exempt. The Initial Public Offering proceeds received at the end of 1995, were invested predominately in tax-exempt securities

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net income for the quarter ended September 30, 1996 was $0.5 million, a decrease of $2.3 million, or 82.4% from $2.8 million for the same period in 1995. As previously mentioned this decrease was the result of poor performance on the Surety Bond book of business.


REVENUES

Revenues increased by $1.0 million, or 3.6%, to $27.7 million for the quarter ended September 30, 1996 compared to $26.7 million for the same period in 1995. Earned premium was relatively unchanged, while management fees and commission increased 8.7%, and investment income increased 44.0% for the quarter. As previously mentioned, the increase in management fees and commissions was the result of growth in fees from existing long-term contracts, fees from newly formed captives, and increased activity with pre-existing clients. The increase in investment income was generated from an overall increase in invested assets from the proceeds of the Company's initial public offering in November 1995.

EXPENSES

The most significant increase in expenses was in other operating costs which was $9.4 million for the quarter ended September 30, 1996, an increase of $3.2 million, or 52.0%, from $6.2 million for the same period in 1995. Salaries & employee benefits also increased by $1.1 million. As previously mentioned, the expenses related to the bond operation as well as additional staff and related expenses to sustain growth caused both of these expense categories to increase.

FEDERAL INCOME TAXES

The provision for income taxes decreased $1.1 million, or 120.5%, to a $0.2 million benefit for the quarter ended September 30, 1996 from a $0.9 million provision for the same period in 1995. This represents effective tax rates of (62.1)% and 24.7%, respectively. The decline in the tax rate was due to the significant decline in underwriting results, coupled with an increase in tax-exempt investment income.


LIQUIDITY AND CAPITAL RESOURCES

The principal sources of funds for the Company are premiums, investment income, proceeds from the maturity of invested assets from insurance operations, risk management fees and commissions from clients and client captives, and agency commissions from the Company's risk management operations. Funds are primarily used for the payments of claims, commissions, salaries and employee benefits and other operating expenses. In addition, the Company has a high volume of intercompany transactions due to the insurance operations paying management fees to the risk management operations. These fees are subject to regulatory approval by state insurance departments.

Cash flow from operations for the nine months ended September 30, 1996 was $6.7 million as compared to $15.3 million for the same period in 1995. The Company's positive cash flow is supplemented by $24.3 million in cash and cash equivalents. In addition, the Company has no debt outstanding. The combination of these factors continues to demonstrate the Company's strong liquidity.

                                    PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(A)    The following documents are filed as part of this Report:

Exhibit
  No.                    Description
  ---                    -----------
   11             Statement re computation of per share earnings
   27             Financial Data Schedules

(B)    Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MEADOWBROOK INSURANCE GROUP, INC.


                                 By: /s/   Daniel G. Gibson
                                        ----------------------------
                                           Chief Financial Officer



Dated:       November 11, 1996

                                EXHIBIT INDEX


Exhibit
  No.                              Description
-------                            -----------

  11                 Statement re computation of per share earnings

  27                 Financial Data Schedule