Form 10-K
period 1996-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 1997-03-31
CIK 949156

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-K

 /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-14094

                       MEADOWBROOK INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

       MICHIGAN                                   38-2626206
(State of Incorporation)               (IRS Employer Identification No.)

              26600 TELEGRAPH ROAD, SOUTHFIELD,  MICHIGAN    48034
                                 (810) 358-1100
        (Address, zip code and telephone of principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EXCHANGE
           TITLE OF EACH CLASS                     ON WHICH REGISTERED
           -------------------                     -------------------
   Common Stock, $.01 per share                New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No
                                              ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. / /

The aggregate market value of the voting stock (common stock, $.01 par value) held by non-affiliates of the registrant was $112,147,405 on March 21,1997, based on the closing sales price of the Common Stock on such date.

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on March 21,1997 was 8,658,831.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's proxy statement for the annual meeting scheduled for May 19, 1997 are incorporated by reference into Part III of this report and certain portions of the 1996 Annual Report to Shareholders are incorporated herein by reference into Part II of this report.

===============================================================================

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Meadowbrook Insurance Group, Inc. (the "Company") is a Michigan corporation which was originally incorporated in 1985 under the name Star Holding Company. In November 1995, the Company changed its name and acquired Meadowbrook, Inc. ("Meadowbrook"). Meadowbrook was founded in 1955 as the Meadowbrook Insurance Agency and was subsequently incorporated in 1965.

         The Company serves as a holding company for not only Meadowbrook but also for Star Insurance Company ("Star"), Savers Property and Casualty Insurance Company ("Savers") and American Indemnity Insurance Company LTD ("American Indemnity"). Star was formed in 1985 as a subsidiary of Star Holding Company. Star then acquired Savers in 1990, and the Company acquired American Indemnity in 1994.

OVERVIEW

         Since 1976, the Company has been developing and managing alternative market risk management programs for defined client groups and their members. The alternative market, which developed as a result of historical volatility in the cost and availability of traditional commercial insurance coverages, includes a wide range of approaches to financing and managing risk exposures, such as captives and rent-a-captives, risk retention and risk purchasing groups, governmental pools and trusts and self-insurance plans. According to the last industry report made in 1994, the alternative market accounts for an estimated $61 billion, or 33%, of the estimated $186 billion of United States property and casualty premium written; and according to industry sources is expected to reach an estimated $85 billion, or 38%, of the estimated $225 billion of United States property and casualty premium written in the year 2000. The Company believes that the alternative market has continued to expand even during the current soft market as a result of the desire of many insureds to exercise greater control over the risk management process and to obtain customized risk management services.

         The Company targets selected industry, trade and professional associations, affinity groups and governmental entities, whose specialized risk management goals and objectives are not met by the traditional commercial insurance market. In cooperation with a client group, the Company designs customized packages of services and coverages, or programs, which are then marketed to the group's members. The Company seeks to form long-term risk management "partnerships" with its clients, which the Company believes enable it to achieve cost efficiencies and relatively stable and predictable revenue and to provide clients with enhanced levels of service, cost stability, insurance capacity and coverage availability. Because clients often share in the operating results of the program, they are motivated to prevent and control losses and to participate actively in the overall management of the program. Historically, the Company has maintained a high client retention rate, which has permitted the Company to concentrate on increased market penetration.

         Based upon the particular risk management goals of its clients and the Company's assessment of the opportunity for operating profit, the Company offers its programs on a managed basis, a risk-sharing basis or, in certain circumstances in response to a specific market opportunity, a fully-insured basis. In a "managed program," the Company provides program management services for a fee but usually assumes no insurance risk and does not participate directly in the operating results of the program. In a "risk-sharing program," the Company receives management fees and commissions and participates with its clients or agents in the operating results of the program through a captive, retrospectively-rated program, or a contingent commission. In a "fully-insured program," the Company provides traditional insurance coverage without a risk-sharing mechanism and derives revenue exclusively from earned premiums and investment income. The Company writes programs on a fully-insured basis generally when the Company believes there is potential to develop a long-term risk-sharing relationship.

         The Company's principal sources of income result from fees and commissions earned on risk management programs managed by Meadowbrook, and from the Company's participation in the operating results of many of the programs it manages through its insurance subsidiaries, Star and Savers. In addition to its alternative risk management business, the Company also issues surety bonds and operates a retail insurance agency.

         Many of the Company's programs involve the participation of a risk-bearing entity owned by all or some of the insureds, which serves as a vehicle for the retention and pooling of risks by the insureds. Through the client's risk-bearing entity, the insured participates in the program's underwriting results on the retained risk exposures, earns investment income and often reduces the costs of risk management. The objective of the client's risk-bearing entity is generally to retain risks related to loss events that occur frequently, are low in severity and are relatively predictable, and to cede excess risk to reinsurers. Consistent with the needs of its clients and its assessment of the relative opportunities presented by the program, the Company often chooses to share in the underwriting results related to risk exposures retained by the client's risk-bearing entity.

         The Company's capabilities in the provision of both services and insurance coverages provide flexibility for the consideration and implementation of a variety of alternative market solutions. Services provided and insurance lines of business include:


                SERVICES                                                  LINES OF BUSINESS
                --------                                                  -----------------
        -  Risk Analysis and Identification                       -  Workers' Compensation
        -  Feasibility Studies                                    -  Commercial Multi-Peril
        -  Program and Product Design                             -  General Liability
        -  Sales, Marketing and Public Relations                     -- Errors and Omissions
        -  Consultation, Education and Training                      -- Automobile
        -  Captive Formation                                         -- Owners, Landlord and Tenant
        -  Captive Management (Onshore and Offshore)              -  Professional Liability
        -  Rent-a-Captive                                            -- Legal
        -  Underwriting/Risk Selection                               -- Medical Malpractice
        -  Policy Issuance                                           -- Real Estate Appraisers
        -  Reinsurance Brokerage                                     -- Accountants
        -  Claims Handling and Administration                        -- Pharmacists
        -  Litigation Management                                  -  Inland Marine
        -  Accounting and Financial Statement Preparation            -- Cargo
        -  Regulatory Compliance                                     -- Watercraft
        -  Actuarial and Loss Reserve Analysis                    -  Product Liability
        -  Loss Prevention and Control                            -  Excess Reinsurance
        -  Legal and Audit Support                                -  Commercial Property
        -  Information Technology and Processing

         DESCRIPTION OF SERVICES AND CAPABILITIES

         Program Design. Prior to implementing a new program, the Company reviews a significant amount of data, including: financial projections for the contemplated program; historical loss experience; actuarial studies of the underlying risks; the creditworthiness of the potential client; and the availability of reinsurance. A senior management team and employees representing each of the risk-management disciplines within the Company work together to design, market and implement new programs. While the Company does not generate substantial fees for program design services, these services are an integral part of the Company's program management services.

         Formation and Management of Risk-Bearing Entities. The Company generates fees by forming and managing risk-bearing entities for clients and agents. The Company currently manages over thirty captives and holds a minority interest in eight of these captives. The offshore captives are managed by the Company's subsidiaries in Bermuda and Barbados.

         Risk Selection. The Company performs underwriting services for its clients, its clients' captives and certain individual accounts. Compensation for underwriting services generally is included in the Company's management fees. The Company's underwriting personnel help develop the proper criteria for selecting risks, while actuarial and reinsurance personnel evaluate and recommend the appropriate levels of risk retention. The program is then tailored according to the requirements of each client.

         Reinsurance Brokerage. The Company earns fees by placing excess reinsurance for its programs. The Company's two reinsurance brokerage subsidiaries, Meadowbrook Intermediaries, Inc. and Meadowbrook International, Ltd., place reinsurance (as well as insurance coverage with high deductibles) for insurance companies, captives and self-insured programs managed by the Company. Reinsurance is also placed for clients that do not have other business relationships with the Company.

         Loss Control and Prevention. The Company earns fees for loss control services which are designed to help clients prevent or limit certain loss events. Through an evaluation of the client's workplace environment, the Company's loss control specialists assist the client in planning and implementing a loss prevention program and, in certain cases, provide educational and training programs for the client.

         Claims Handling and Administration. The Company is experienced in handling and managing claims for workers' compensation and most other casualty lines, property and surety bonds. It handles all claims functions for most of the programs managed by the Company. The Company's involvement in claims handling and administration provides feedback to program managers in assessing the client's risk environment and the overall structure of the program.

         Sales and Marketing. The Company markets its programs and services to associations, groups, local, regional and national insurance agents and insurance consultants. Once a program has been developed for a particular association or group, the Company generally then markets the program to members of the association or group. Sales and marketing efforts include personal contact, direct mail, telemarketing, advertising, and attendance at seminars and trade and industry conventions.

         MANAGED PROGRAMS

         In a managed program, the Company, through Meadowbrook, earns commission and fee revenue by providing management and other services to a client's risk-bearing entity, but generally does not share in the operating results of such programs. The Company believes that its managed programs provide a stable source of revenue as well as opportunities for revenue growth without a proportionate increase in expenses. Revenue growth may occur through the sale of an existing managed program to additional members of the sponsoring client group, the expansion of coverages and services provided to existing programs and the creation of programs for new client groups (such as additional municipal associations) with needs that are similar to existing client groups.

         Meadowbrook specializes in providing managed programs to public entity associations, and currently manages public entity pools and other captive insurance entities, which provide insurance coverage for over 2500 participants, including city, county, township and village governments in five states. Over the years, Meadowbrook has been able to expand the services offered under existing programs as well as to increase the number of participants in these managed programs.

         Managed program services for which Meadowbrook receives commissions and fees include: program design and development; underwriting; reinsurance brokerage; policy administration; loss prevention and control services (including the provision of specialized law enforcement training); claims and litigation management; information processing and accounting functions; and general management oversight of the program on behalf of the sponsoring client group. Fees and commissions received by the Company under its managed programs are generally either in a fixed amount or based on a percentage of premium serviced.

         In addition to municipal associations, Meadowbrook also manages mutual insurance companies, offshore captives and other insurance entities including the Company's insurance subsidiaries Star and Savers.

         In total, Meadowbrook employs 464 associates.


         RISK-SHARING PROGRAMS

         Client Risk-Sharing. In a client risk-sharing program, the Company participates in the operating results of the program, and the client group also shares in such results through a captive, a rent-a-captive or a retrospectively-rated program. In many instances, a captive owned by a client reinsures a portion of the risk on a quota-share basis. In addition to premium revenue and investment income from its participation in the operating results of the program, the Company may also be compensated through the receipt of ceding commissions and other fees for policy issuance services and acquisition costs, captive management services, reinsurance brokerage, loss prevention services and claims handling and administration services. For financial reporting purposes, ceding commissions are treated as a reduction in underwriting expenses.

         The Company's experience has been that the number of claims and the cost of losses tend to be lower in risk-sharing programs than with traditional forms of insurance. The Company believes that client risk-sharing motivates insureds to focus on loss prevention and control measures and to establish and adhere to stricter underwriting guidelines. As a result of its experience with risk-sharing programs, the Company actively seeks out such opportunities in appropriate circumstances and has significantly increased the capital of Star since its formation in 1985 to accommodate new and expanded risk-sharing programs.

         The Company assists the sponsoring group in forming a captive, which is capitalized by contributions from members of the sponsoring group in exchange for shares of the captive. The captive is generally managed for a fee by an offshore subsidiary of the Company. The Company works with the client to determine the amount of risk exposure that will be assumed by the captive, which varies depending on the captive's capitalization, the line of business, the amount to be retained by the Company and the amount to be reinsured by excess reinsurers. The Company then issues an insurance policy and receives premium from the insured. Pursuant to the quota-share reinsurance agreement with the captive, the Company generally transfers (cedes) a portion of the retained risk to the captive and pays to the captive its share of the net premium (after deducting ceding commissions, policy issuance fees, the cost of excess reinsurance, taxes and other fees and expenses). The Company generally seeks to cede approximately 50% of its loss exposures, but in some cases cedes as little as 30% or as much as 80% of its loss exposures. The Company secures obligations due from captives through the use of funds withheld trusts and letters of credit. Through its reinsurance intermediary subsidiaries, the Company obtains excess-of-loss reinsurance, subject to agreed upon limits and retention levels. The Company generally administers all claims handling functions, and the captive provides funds to the Company for the payment of the captive's proportionate share of paid claims and claims expenses. The captive realizes investment income from its capital, unearned premium and loss reserves, and shares in the underwriting results.

         The Company also offers its clients "rent-a-captive" risk-sharing programs. These programs allow a client to retain a significant portion of its own loss exposure without the administrative costs and capital commitment required to establish and operate its own captive. In order to enhance its "rent-a-captive" capabilities, the Company acquired American Indemnity, a Bermuda company, in June 1994.

         In another variation on client risk-sharing, the Company establishes retrospectively rated programs for individual accounts. In such a program, the Company works with the client to develop the appropriate self-insured retention and loss fund amount and then helps arrange for excess of loss reinsurance. The client reimburses the Company for all claims payments within the client's retention. The Company generally earns a management fee (which includes claims and loss control fees). In most of these programs, the Company also participates in the operating results of the reinsurance coverage and earns a ceding commission.

         Agent Risk-Sharing. The Company also writes program business on a risk-sharing basis with agents or brokers. The Company believes that agent risk-sharing has grown as a result of market volatility and lack of coverage availability in the traditional market. Risk-sharing is achieved either through an agent-owned captive, rent-a-captive or through a contingent commission structure tied to operating results. The Company believes that certain agents and brokers view risk-sharing as a means to recapture lost profit margins on commissions that have been reduced due to premium reductions in the soft market and to establish a long-term relationship with an insurer.

         The agent may own a captive or purchase an interest in a rent-a-captive which acts as a reinsurer on business produced. In some cases, the captive's shareholders may include key producers, subproducers and insureds. In other circumstances, the agent accepts a lower up-front commission in exchange for a multi-year contingent commission based on operating results. The Company believes that multi-year commission structures motivate the agent to produce business with better risk characteristics and higher profit potential because unfavorable results reduce commissions.

         FULLY-INSURED PROGRAMS

         In a fully-insured program, the Company earns premium revenue by providing insurance coverage without a risk-sharing mechanism. The Company may provide fully-insured programs when it perceives opportunities for the development of risk-sharing programs in the future. For example, a fully-insured program marketed to an association comprised of licensed landscape and irrigation contractors developed into one of the Company's largest client risk-sharing programs. This program was initially established as a fully-insured program in 1990 to fill a void in insurance coverage for the members of the association. Thereafter, the Company assisted the association in forming a Bermuda-based captive reinsurance company and began ceding business to the captive in July 1993.

         The Company's largest fully-insured program was developed for a residential care association in Michigan. The Company's relationship with this association dates from the early 1970's when the Company began placing insurance and providing program management services for members of the association. In 1986, the Company began writing property and workers' compensation insurance for these members and this program now accounts for approximately 10% of the Company's 1996 revenue.

AGENCY

         The Company earns commissions through the operation of a retail property and casualty insurance agency. Formed in 1955 as Meadowbrook's original business, the insurance agency places principally commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than 25 insurance carriers. The agency has grown to be one of the largest agencies in Michigan, generating commissions in excess of $4.6 million, $4.3 million and $3.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. In addition to its independent retail agency activities, the Company's insurance agency also earns revenue by serving as agent for several of the Company's programs, including two of its ten largest programs.

SURETY BONDS

         The Company formed a surety bond business unit in late 1993 and began issuing surety bonds for contractors and licensees in May 1994. The Company earned premium revenue on surety bonds issued through general agents throughout the United States, including a wholly-owned subsidiary of the Company. General agents were paid commissions and, in some cases, profit sharing bonuses based upon loss ratios. The general agents had limited underwriting authority. In marketing payment and performance surety bonds to clients, the Company generally considered the net worth and working capital ratios and the client's experience, expertise, financial statements and historical track record. In certain instances, the Company required collateral before issuing a surety bond. The form of collateral varied depending upon an assessment of the risk factors associated with the surety bond. Generally, collateral consisted of escrowed cash, letters of credit or investment securities, all of which was held through the term of the bond.

         In December 1996, the Company entered into a five-year joint underwriting agreement with Connecticut Surety Corporation. The agreement provides for the transfer of the underwriting risk on the majority of the Company's existing surety bond business. In addition, Star will continue to write new surety business, utilizing its capital and licenses, and Connecticut Surety will manage the operations and assume the risk. This arrangement substantially reduces the Company's underwriting risk exposure while creating a five-year fee arrangement. This enables the Company to refocus its efforts on its core business, alternative risk management.

INSURANCE OPERATIONS

         INSURANCE SUBSIDIARIES

         The Company's principal insurance subsidiaries, Star and Savers, operate primarily as program insurance companies, providing coverage to defined classes of insureds. These subsidiaries may be used in certain of the Company's managed programs as a policy issuance vehicle to fulfill a client's legal requirement or business need for a policy from a licensed insurer, or may be used to assume a significant portion of the premium and risk exposures under the Company's risk-sharing and fully-insured programs. The Company's insurance subsidiaries are involved in most of the Company's programs. Star and Savers are managed by Meadowbrook and have no employees.

         Star is licensed in 45 states and the District of Columbia. Star was formed in Michigan in 1985 and was originally intended to serve primarily as a policy-issuing carrier and as a risk-sharing entity for certain of the Company's clients. In 1990, Star acquired Savers, a surplus lines company, to supplement its alternative market programs. Savers is domiciled in Missouri, licensed in five states and authorized as a surplus lines carrier in all other states except Vermont. Collectively, Star and Savers are authorized to write business, on either an admitted or surplus lines basis, in all fifty states.

         The following table summarizes the growth in the Company's gross written premium and net earned premium for the most recent five years:


                            GROSS WRITTEN PREMIUM



                                                            YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                 1996       1995       1994       1993       1992
                                              ---------  ---------  ---------  ---------  ---------
                                                             (IN THOUSANDS)
Workers' compensation . . . . . . .
                                                $39,748    $40,561    $26,042    $20,587    $18,954
Commercial multi-peril  . . . . . .              19,368     23,395     24,010     18,848     10,912
Inland marine . . . . . . . . . . .               5,737      8,844      8,418      8,218      9,210
Other liability . . . . . . . . . .              17,366     17,216     16,631     12,523      7,315
Surety bonds  . . . . . . . . . . .              25,929     26,041      9,917        379         92
All other lines . . . . . . . . . .               7,432      7,062      5,607      4,261      3,589
                                               --------   --------    -------    -------    -------
     Total  . . . . . . . . . . .              $115,580   $123,119    $90,625    $64,816    $50,072
                                               ========   ========    =======    =======    =======

                               NET EARNED PREMIUM


                                                           YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                            1996       1995       1994       1993       1992
                                          ---------  ---------  ---------  ------     ---------
                                                            (IN THOUSANDS)
Workers' compensation . . . . .
                                        $30,017     $31,908     $19,184     $14,091      $11,017
Commercial multi-peril  . . . .          13,101      15,771      12,093       9,048        5,968
Inland marine . . . . . . . . .           1,673       2,512       2,474       2,223        2,167
Other liability . . . . . . . .          13,614      12,222      11,373       7,220        5,176
Surety bonds  . . . . . . . . .          21,156      15,763       1,689          80          100
All other lines . . . . . . . .           4,986       4,522       3,042       1,674        1,197
                                        -------     -------     -------     -------      -------
     Total  . . . . . . . . . .         $84,547     $82,698     $49,855     $34,336      $25,625
                                        =======     =======     =======     =======      =======

         During 1996, A.M. Best affirmed an "A-" (Excellent) rating for both Star and Savers. Such ratings are now considered a group rating under the name Meadowbrook Insurance Group. A.M. Best ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. No assurances can be given that in the future A.M. Best will not reduce or withdraw the ratings of the Company's insurance subsidiaries.

         RESERVES

         The Company establishes reserves for the payment of loss and loss adjustment expenses. Loss reserves are estimates at a given point in time of what the insurer expects to pay claimants for claims occurring on or prior to such time, including claims that have not yet been reported to the insurer. The establishment of appropriate reserves is an uncertain process and, as such, it can be expected that the ultimate liability on claims will be greater or less than the estimated amounts. In particular, surety bond losses are not predictable, by nature; and therefore, by necessity, are based upon management's best estimates at a given point in time. While management believes that the amount accrued is adequate, actual results could differ from those estimates.

         When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of the Company's ultimate loss and loss adjustment expense payments on that claim. The estimate reflects the Company's judgment based on established reserving practices and the experience and knowledge of the Company's claims examiners regarding the nature and value of the claim as well as the estimated expense of settling the claim, including legal and other fees, and the general expenses of administering the claims adjustment process. These case reserves are reviewed on a regular basis, and as new data becomes available, appropriate adjustments are made to reserves.

         Management also establishes reserves on an aggregate basis to provide for losses "incurred but not reported" ("IBNR"), as well as for future developments on losses reported to the Company. Thus, IBNR reserves represent the difference between the estimated value of total loss reserves and the reported case reserves. A variety of methods have been developed in the insurance industry for determining estimates of loss reserves. The Company relies on three methods when setting reserves which consider prior experience, expected losses, expected payout, reporting patterns and known activity. The Company uses a combination of Company historical experience and industry data when projecting IBNR loss reserves.

         The following is a summary of the Company's loss and loss adjustment expense (LAE) reserves as of December 31, 1996 and 1995:

                                                       YEARS ENDED DECEMBER 31,
                                                        1996               1995
                                                       -----              -----
                                                            (IN THOUSANDS)
                Reported case loss and LAE             $44,346             $38,087
                reserves  . . . . . . . . . . .
                IBNR loss and LAE reserves  . .         48,044              48,899
                                                       -------             -------
                     Total  . . . . . . . . . .        $92,390             $86,986
                                                       =======             =======

         Reserves are computed by the Company based on actuarial principles and procedures applicable to the lines of business written by the Company. These reserve calculations are reviewed regularly by management and the Company engages independent actuaries on an annual basis to express an opinion as to the adequacy of statutory reserves established by management. These opinions are filed with the various jurisdictions in which the Company is licensed. Provisions for inflation are implicitly considered in the reserving process. For GAAP and statutory purposes, the Company's reserves are carried at the total estimate for ultimate expected loss without any discount to reflect the time value of money. The following table provides a reconciliation of beginning and ending liability balances on a GAAP basis for the year indicated:


                                                                            YEARS ENDED DECEMBER 31,
                                                                         ------------------------------
                                                                           1996         1995       1994
                                                                         -------      -------     ------
                                                                                  (IN THOUSANDS)
          Reserves for losses and LAE at beginning of year  . .          $86,986       $64,993      $50,451
          Incurred losses and LAE:
            Provision for insured events of the current year. .           60,034        60,792       45,389
            Increase (decrease) in provision for insured events
               of prior years . . . . . . . . . . . . . . . . .            4,295         (576)      (1,426)
                                                                         -------       -------      -------
               Total incurred losses and LAE  . . . . . . . . .          $64,329       $60,216      $43,963
                                                                         -------       -------      -------
          Loss and LAE payments for claims attributable to:
            Current year  . . . . . . . . . . . . . . . . . . .          $22,552       $15,913      $13,396
            Prior years . . . . . . . . . . . . . . . . . . . .           36,373        22,310       16,025
                                                                        --------      --------     --------
               Total payments . . . . . . . . . . . . . . . . .          $58,925       $38,223      $29,421
                                                                         -------       -------      -------
          Reserves for losses and LAE at end of period  . . . .          $92,390       $86,986      $64,993
                                                                         =======       =======      =======

         The following table shows the development of reserves for unpaid losses and loss adjustment expense from 1987 through 1996 for the Company's current insurance subsidiaries. The top line of the table shows the reserves net of reinsurance at the balance sheet date for each of the indicated years. This reflects the estimated amounts of losses and loss adjustment expense for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the reserves. The middle portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liability at each December 31 year-end is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years. It should be emphasized that the table presents a run-off of balance sheet reserves rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

         Due to the Company's adoption of SFAS 113, the bottom portion of the table shows the impact of reinsurance for the years 1992 through 1996, reconciling the net reserves shown in the upper portion of the table to gross reserves.

                                         ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                                                       YEARS ENDED DECEMBER 31,
                                1987      1988        1989    1990       1991     1992        1993      1994      1995      1996
                              -------  --------    -------  --------   -------   -------    -------   --------   -------   -------
                                                      (Dollars in  thousands)
Reserves for losses
  and LAE at end
  of period...............    $ 3,240  $  6,311    $ 6,262  $  9,293   $13,964   $23,545    $35,744   $ 47,149   $64,668   $65,746
 Cumulative paid as of:
  1 year later............        591     2,512      1,737     2,877     4,326     5,420     11,172     15,792    25,659
  2 years later...........      1,185     3,484      3,284     4,796     6,309    10,052     19,298     26,227
  3 years later...........      2,259     4,178      4,508     5,117     7,652    13,554     23,571
  4 years later...........      2,242     5,103      4,195     5,971     8,954    15,598
  5 years later...........      2,223     4,625      4,594     6,568     9,564
  6 years later...........      2,353     4,822      4.970     6,786
  7 years later...........      2,466     5,126      5,154
  8 years later...........      2,489     5,257
  9 years later...........      2,528
 Reserves re-estimated
   as of end of year:
  1 year later............      2,425     5,466      8,204     9,939    14,693    22,609     35,354     46,738    64,329
  2 years later...........      2,377     7,228      7,488     9,800    14,361    21,661     33,524     45,578
  3 years later...........      3,430     6,010      7,296     9,396    12,853    20,909     33,308
  4 years later...........      2,839     6,374      6,683     8,758    12,649    20,623
  5 years later...........      2,769     5,961      6,299     8,600    12,525
  6 years later...........      2,830     5,825      6,293     8,371
  7 years later...........      2,706     5,850      6,128
  8 years later...........      2,676     5,798
  9 years later...........      2,651
       Cumulative
      redundancy:
    Dollars...............   $    589  $    513   $    134  $    922   $ 1,439  $  2,922   $  2,436   $  1,571   $   339
    Percentage............     18.18%     8.13%      2.14%     9.92%    10.31%    12.41%      6.82%      3.33%     0.52%

Net reserves..............                                                       $23,545    $35,744   $ 47,149   $64,668   $65,746
Ceded reserves............                                                        20,399     14,707     17,844    22,318    26,644
Gross reserves............                                                        43,944     50,451     64,993    86,986    92,390
                                                                                 -------    -------   --------   -------   -------
Net re-estimated..........                                                        20,623     33,308     45,578    64,329        --
Ceded re-estimated........                                                        21,586     15,847     21,037    26,952        --
Gross re-estimated........                                                        42,209     49,155     66,615    91,281
                                                                                 -------    -------   --------   -------   -------
Gross cumulative
   redundancy
   (deficiency)...........                                                       $ 1,735    $ 1,296   $(1,622)  $(4,295)   $    --
                                                                                 =======    =======   ========   =======   =======

         Loss reserves have historically developed redundancies on a net basis. In the most recent two years, gross reserves have been inadequate, due to adverse development from large surety bond claims and increased IBNR estimates for ceded excess of loss reinsurance. For 1995, the Company had gross adverse development of $3.7 million on surety bonds, with the balance attributed to increases in ceded excess IBNR. For 1994, surety bonds had gross favorable development, therefore the entire deficiency was caused by increased IBNR estimates for ceded excess of loss reinsurance. Payments, on both a gross and net basis, are typically about one third of respective prior year-end reserves. However, in 1996, net payments were 39.7% of 1995 reserves, due to increased surety bond payments. Surety has a quicker payment pattern than the balance of the Company's book of business. This, coupled with the recent growth in surety, caused the increase in the percentage of reserves paid in 1996. In addition, gross payments in 1993 were 46.1% of 1992 year-end gross reserves, due to the settlement of the large claim on an agent risk-sharing program covering a type of risk that is no longer insured by the Company.

Net payments in 1993 were only 23.0% of 1992 year-end net reserves, due to the commutation of a reinsurance treaty with a captive in which the recapture of $4.5 million in loss and loss adjustment reserves was recorded as a reduction in net paid losses. Excluding the effects of these two items, 1993 payments would have represented 33.8% and 37.1% of 1992 year-end reserves on a gross and net basis, respectively.

         INVESTMENTS

         The Company's investment portfolio consists primarily of tax-exempt fixed income securities. As of December 31, 1996, the Company's cash and invested assets totaled $156.5 million, of which $118.2 million consisted of obligations of state and local governmental authorities. The Company's investment strategy emphasizes the preservation of capital and after-tax yield. The Company seeks to manage its investment portfolio to match the cash flows and maturities of its fixed-income securities to its anticipated cash flow requirements. The Company generally holds fixed-income securities until maturity and currently has 76.8% of its portfolio classified as "held to maturity" at December 31, 1996. The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position of the Company.

         Based on its investment experience, the Company believes that investments in municipal bonds currently generate a greater after-tax return than investments in taxable fixed income securities of comparable risk, duration and other investment characteristics. All of the income derived from the tax-exempt municipal bonds is included in the expanded base on which the alternative minimum tax ("AMT") is calculated. Currently, the Company is not in an AMT position, but the Company constantly monitors the AMT effect of its investments in municipal bonds and may adjust its portfolio to include taxable securities to avoid incurring an AMT liability.

At December 31, 1996, the carrying value of the Company's investment portfolio, including cash and cash equivalents, was approximately $156.5 million. The diversification of the Company's portfolio at December 31, 1996 is shown below:

                                                                                                       %
                                                                    MARKET          CARRYING       OF TOTAL
              TYPE OF INVESTMENT                     COST            VALUE           VALUE         PORTFOLIO
              ------------------                     ----            -----           -----         ---------
       HELD TO MATURITY DEBT SECURITIES
       --------------------------------
U.S. government                                   $  3,287,309    $  3,352,991     $  3,287,309          2.1%
Tax-exempt obligations of states and
political subdivisions                             110,265,406     112,651,179      110,265,406         70.5%
Mortgage-backed securities                           6,169,051       6,067,416        6,169,051          3.9%
Corporate debt securities                              299,902         318,780          299,902          0.2%
Certificates of deposit                                 95,000          95,000           95,000          0.1%
                                                  -----------------------------------------------------------
     Total held to maturity debt securities       $120,116,668    $122,485,366     $120,116,668         76.8%

      AVAILABLE FOR SALE SECURITIES
      -----------------------------
DEBT SECURITIES:
U.S. government                                   $  2,995,204    $ 2,997,810       $ 2,997,810          1.9%
Tax-exempt obligations of states and
political subdivisions                               7,897,953       7,808,096       7,808,096           5.0%
Mortgage-backed securities                           2,931,914       2,927,451       2,927,451           1.9%
Corporate debt securities                            2,200,733       2,222,124       2,222,124           1.4%
                                                  -----------------------------------------------------------
     Total available for sale debt securities     $ 16,025,804    $ 15,955,481   $  15,955,481          10.2%

EQUITY SECURITIES:
Bond mutual funds                                    1,562,999       1,420,949       1,420,949           0.9%
                                                  -----------------------------------------------------------
     Total available for sale securities          $ 17,588,803    $ 17,376,430   $  17,376,430          11.1%

CASH AND CASH EQUIVALENTS                           19,002,241      19,002,241      19,002,241          12.1%
                                                  -----------------------------------------------------------
     Grand Total of Investments                   $156,707,712    $158,864,037    $156,495,339         100.0%
                                                  ===========================================================

         At December 31, 1996, based on carrying value, 88.3% of the Company's investments were in fixed income securities (including fixed income cash equivalents), of which over 98.6% were invested in securities with a S&P rating range from AAA to A-.

         The following table sets forth certain information regarding the maturities of the Company's fixed income securities at December 31, 1996:

                                                                                                %
                                                              MARKET         CARRYING       OF TOTAL
                MATURITY                       COST            VALUE          VALUE         PORTFOLIO
                --------                       ----            -----          -----         ---------
            HELD TO MATURITY
            ----------------
1 year                                      $ 11,141,863    $ 11,173,787    $ 11,141,863          8.2%
1-5 years                                     41,110,058      41,699,032      41,110,058         30.2%
5-10 years                                    54,744,177      56,488,699      54,744,177         40.2%
Over 10 years                                  6,951,519       7,056,432       6,951,519          5.1%
Mortgage-backed securities                     6,169,051       6,067,416       6,169,051          4.5%
                                            -----------------------------------------------------------
     Total Held to Maturity                 $120,116,668    $122,485,366    $120,116,668         88.2%

           AVAILABLE FOR SALE
           ------------------
1 year                                      $    -            $  -            $ -                 -  %
1-5 years                                      3,977,691       3,983,590       3,983,590          2.9%
5-10 years                                     3,353,553       3,351,425       3,351,425          2.5%
Over 10 years                                  5,762,646       5,693,015       5,693,015          4.2%
Mortgage-backed securities                     2,931,914       2,927,451       2,927,451          2.2%
                                            -----------------------------------------------------------
     Total Available for Sale               $ 16,025,804    $ 15,955,481    $ 15,955,481         11.8%
                                            -----------------------------------------------------------
     Grand Total                            $136,142,472    $138,440,847    $136,072,149        100.0%
                                            ===========================================================


COMPETITION

         The Company competes both with other providers of alternative risk management programs and services and with traditional providers of commercial insurance coverages. Both the alternative risk management and the traditional property and casualty insurance markets are highly competitive. The Company's alternative risk management programs and services compete with products and services offered by insurance companies, other providers of alternative risk management services (including certain domestic and foreign insurers and reinsurers and insurance brokers) as well as with self-insurance plans, captives managed by others, and a variety of other risk-financing vehicles and mechanisms. These competitive products are offered by other companies that may have greater financial resources than the Company.

         The market for alternative risk management products and services is significantly influenced by market conditions affecting the traditional property and casualty insurance industry. Insurance market conditions historically have been subject to significant variability due to premium rate competition, natural disasters and other catastrophic events, judicial trends, changes in the investment and interest rate environment, regulation and general economic conditions. Pricing is a primary means of competition in the commercial insurance market. Competition is also based on the availability and quality of products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise. The primary basis for competition among alternative risk management providers varies with the financial and insurance needs and resources of each potential insured. Principal factors that are considered by insureds include: an analysis of the net present-value (after tax) of the cost of financing the insured's expected level of losses, the amount of excess coverage provided in the event losses exceed expected levels, cash flow and tax planning considerations and the expected quality and consistency of the services to be provided. The Company believes that it is able to compete based on its experience, the quality of its products and services and its program-oriented approach. However, its ability to successfully compete is dependent upon a number of factors, many of which, including market and competitive conditions, are outside of the Company's control.

REGULATION

         REGULATION IN GENERAL

         The Company's insurance subsidiaries are subject to regulation by government agencies in the states in which they do business. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates, forms and policies used for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, establishment of reserves required to be maintained for unearned premium, losses and loss expense or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, licensing of insurers and agents, deposits of securities for the benefit of policyholders, and the filing of periodic reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.

         In addition to the regulatory oversight of the Company's insurance subsidiaries, the Company is also subject to regulation under the Michigan and Missouri Insurance Holding Company System Regulatory Acts (the "Holding Company Acts"). The Holding Company Acts contain certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. The Holding Company Acts contain special reporting and prior approval requirements with respect to transactions among affiliates.

         Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in areas such as product liability, environmental damage and workers' compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized through re-pricing, if permitted by applicable regulations, of coverages or limitations or cessation of the affected business.

         The Company's insurance intermediaries are subject to regulation as insurance intermediaries. Under applicable regulations, the intermediary is responsible as a fiduciary for funds received for the account of the parties to the reinsurance transaction and is required to hold such funds in appropriate bank accounts subject to restrictions on withdrawals and prohibitions on commingling.

         INSURANCE REGULATION CONCERNING CHANGE OR ACQUISITION OF CONTROL

         Star and Savers are domestic property and casualty insurance companies organized, respectively, under the insurance laws of Michigan and Missouri (the "Insurance Codes"). The Insurance Codes provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control containing certain information required by statute and published regulations and provide a copy of such to the domestic insurer. In both Michigan and Missouri, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of any other person.

         In addition, many state insurance regulatory laws contain provisions that require pre-notification to state agencies of a change in control of a non-domestic admitted insurance company in that state. While such pre-notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist such as undue market concentration.

         Any future transactions that would constitute a change in control of the Company would also generally require prior approval by the Insurance Departments of Michigan and Missouri and would require pre-acquisition notification in those states which have adopted pre-acquisition notification provisions and in which the insurers are admitted. Such requirements may deter, delay or prevent certain transactions that could be advantageous to the stockholders of the Company.

         RESTRICTIONS ON DIVIDENDS

         A significant portion of the Company's consolidated assets represents assets of the Company's insurance subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, operating income and investment income, as determined under statutory accounting practices.

         The insurance holding company laws of Michigan and Missouri regulate the distribution of dividends and other payments to the Company by its subsidiaries. Under the applicable Michigan statute, the maximum discretionary dividend that may be declared (or cash/property distribution that may be made) by Star is the greater of (i) the insurance company's net income (excluding realized capital gains) for the preceding calendar year plus net income (excluding realized capital gains) from the second and third preceding calendar years (that was not paid in dividends or other distributions) or (ii) ten percent of the insurance company's policyholders' surplus for the preceding calendar year, excluding unrealized gains. These dividends are further limited by a clause in the Michigan law which prohibits an insurer from declaring dividends except out of earned surplus earnings of the company, as allowed under the Insurance Code. Since Star is the parent insurance company, its maximum dividend calculation represents that of the combined insurance companies.

         Under the applicable Missouri statute, the maximum discretionary dividend that may be declared (or cash/property distribution that may be made) by Savers to Star is the lesser of (i) 10% of the insurer's policyholders surplus for the preceding calendar year or (ii) the net investment income for the preceding calendar year. Such restrictions, or any additional subsequently imposed restrictions, may in the future affect the Company's ability to pay expenses, cash dividends to its stockholders and principal and interest on any future debt outstanding.

         RISK-BASED CAPITAL

         The NAIC has adopted a methodology for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital requirement that requires insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" ("ACL") of RBC. Based on calculations made by the Company, the risk-based capital levels for each of the Company's insurance subsidiaries exceed levels that would trigger regulatory attention. At December 31, 1996 the parent insurance company's (Star) RBC ratio exceeded applicable risk-based capital requirements. At December 31, 1996, Star's statutory surplus was $64.6 million; the threshold requiring regulatory involvement was $11.7 million. Therefore, the Company's capital exceeds all requirements of the Risk-Based Capital Model Act.

         EFFECT OF FEDERAL LEGISLATION

         Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include federal government participation in asbestos and other product liability claims, pension regulation (ERISA), examination of the taxation of insurers and reinsurers minimum levels of liability insurance and automobile safety regulations.

         NAIC-IRIS RATIOS

         The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries from individual state insurance commissioners.


         In 1996, Star had one ratio which varied from the "usual value" range as follows:

   For Star:

                    RATIO                       USUAL RANGE    STAR VALUE
                -------------                   ------------   -----------
                Investment yield.......          10 to  4.5       4.2

  Star's "investment yield" ratio was affected by its commitment of a large portion of its invested assets to the ownership of Savers, which does not pay Star a dividend and therefore does not produce an investment yield. Eliminating the effect of the Savers investment, the investment yield would have been 5.0%, which puts Star within the usual range.


ITEM 2.  PROPERTIES

The Company currently leases its corporate offices in Southfield, Michigan from 26600 Development Associates Limited Partnership. In 1996, the Company paid rent in the amount of approximately $660,000. The term of the lease for the offices in Southfield expires on September 30, 2004. The Company, through its subsidiaries, is also a party to various leases for locations in which such subsidiaries have offices. The Company does not consider any of these leases to be material.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to litigation in the ordinary course of business. Among the legal actions currently pending is a lawsuit filed by two of the former shareholders of the agent which previously produced substantially all of the Company's surety bond business against, among others: Star; Meadowbrook; certain of the Company's officers, including Warren D. Gardner, Robert S. Cubbin, Joseph C. Henry and Merton J. Segal; as well as certain employees of the Company. This lawsuit was filed on June 26, 1995 in the Second Judicial District Court of the State of Nevada in the County of Washoe and alleges, among other claims, breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment, bad faith, negligence, slander and wrongful termination by the Company. The plaintiffs requested injunctive relief, compensatory damages, punitive and exemplary damages and attorney fees in an unspecified amount. The Nevada Insurance Department revoked the license of the first plaintiff and denied further licensing of the second plaintiff. The Company continues to vigorously defend itself and has filed counterclaims against the plaintiffs. While the Company believes that it has meritorious defenses and counterclaims in this lawsuit, there can be no assurance that the Company's results of operations and financial condition will not be materially adversely affected by this lawsuit. The ultimate outcome of the lawsuit cannot be determined at this time, and the Company is unable to estimate the range of possible loss, if any.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

Not applicable

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to page 49 of the Company's 1996 Annual Report to Shareholders.



ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to page 26 of the Company's 1996 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to pages 17 to 25 of the Company's 1996 Annual Report to Shareholders.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to pages 27 to 47 of the Company's 1996 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


Certain information required by Part III is omitted from this Report in that the Registrant has filed a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.


ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the caption "Directors and Executive Officers" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 1997, which is hereby incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 1997, which is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 1997, which is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(A)  The following documents are filed as part of this Report:


1. Financial Statements: The following Consolidated Financial Statements of Meadowbrook Insurance Group, Inc., the accompanying Notes to Consolidated Financial Statements and Report of Coopers & Lybrand L.L.P., Independent Accountants, have been incorporated herein by reference in their entirety, from pages 27-47 of the 1996 Annual Report to Shareholders:

Report of Coopers & Lybrand L.L.P., Independent Accountants

Consolidated Balance Sheet -  December 31, 1996 and 1995

Consolidated Statement of Income - Fiscal Years Ended December 31, 1996, 1995 and 1994

Consolidated Statement of Shareholders' Equity - Fiscal Years Ended December 31, 1996, 1995 and 1994

Consolidated Statement of Cash Flows - Fiscal Years Ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements


2.  Report of Independent Accountants on Financial Statement
         Schedules Listed Under 14(A)3 of this Form 10-K    (enclosed on pg. 22)


3.  Financial Statement Schedule

Schedule II      Condensed Financial Information of Registrant      (enclosed
on pg. 23-25)

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements and Notes thereto.

4. Exhibits   The Exhibits listed on the accompanying Index to Exhibits
immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

                                                                               Page Number
Exhibit                                                                         In Sequential
   No.                       Description                                       Numbering System
--------                     -----------                                       ----------------
3.1     Articles of Incorporation of the Company, including Certificate
        of Amendment to the Articles of  Incorporation.                               *

3.2     Bylaws of the Company.                                                        *


                                                                              Page Number
Exhibit                                                                       In Sequential
   No.                            Description                                Numbering System
-------                           -----------                                ----------------
10.1     Employment Agreement between the Company and
          James R. Parry, Sr.  ("Parry") dated January 1, 1993.                 *

10.2     Management Services Agreement among the Company,
         Star, Savers and Meadowbrook dated January 1, 1993.                    *

10.3     Meadowbrook Insurance Group, Inc. 1995 Stock Option Plan.              *

10.4     Lease between Meadowbrook and 26600 Development
         Associates Limited Partnership, with fourth amendment to
         lease dated March 21, 1995.                                            *

10.5 Fifth and Sixth Amendments to Lease between Meadowbrook and 26600 Development Associates Limited Partnership dated
          August 7, 1995 and May 13, 1996.

10.6     Meadowbrook, Inc. 401(k)  Profit Sharing Plan Trust, amended
          and restated December 31, 1994.                                       *

10.7     Employment Agreement, Covenant Not to Compete and
         Restricted Stock Agreement dated as of August 1, 1995
         between Meadowbrook and Robert A. Engle.                               *

10.8     Employment Agreement, Covenant Not to Compete and
         Restricted Stock Agreement dated as of August 1, 1995
          between Meadowbrook and Robert A. Engle, Amendment.                   *

10.9     Stock Purchase Agreement dated  August 1, 1995 among the
         Company , Robert A. Engle, Trustee of the Robert A. Engle
         Revocable Trust dated November 24, 1993, Merton J. Segal
         and certain other employees of the Company.                            *

10.10    Stock Purchase Agreement dated  August 1, 1995 among the
         Company , Robert A. Engle, Trustee of the Robert A. Engle
         Revocable Trust dated November 24, 1993, Merton J. Segal
          and certain other employees of the Company, Amendment.                *

11       Statement re computation of per share earnings.

13       1996 Annual Report to Shareholders.

21       List of Subsidiaries.

23       Consent of Independent Accountants.

24       Power of attorney.

27       Financial Data Schedule

28.1     Star Insurance Company's 1996 Schedule P.                              **

28.2     Savers Property & Casualty Insurance Company's 1996 Schedule P.        **

(*) Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(**)     Submitted in paper format under separate cover; see Form S-E filing.

(B) REPORTS ON FORM  8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Southfield, Michigan, on March 24, 1997.

                       MEADOWBROOK INSURANCE GROUP, INC.

                                 By:                    **
                                    --------------------------------------------
                                                  Merton J. Segal
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

                                 By:/s/      Daniel G. Gibson
                                    --------------------------------------------
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated:   March 24, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature                                             Title                                             Date
---------                                             -----                                             ----

             **                            Chairman, Chief Executive Officer and             March 24, 1997
------------------------------------       Director  (Principal Executive Officer)
Merton J. Segal


             **                            Vice Chairman and  Director                       March 24, 1997
------------------------------------
Warren D. Gardner


/s/   Robert S. Cubbin                     Executive Vice President, Secretary               March 24, 1997
------------------------------------
Robert S. Cubbin                           and Director


             **                            Executive Vice President, Treasurer               March 24, 1997
------------------------------------       and Director
Joseph C. Henry


             **                            Executive Vice President,                         March 24, 1997
------------------------------------       Chief Marketing Officer and Director
James R. Parry, Sr.


             **                            Director                                          March 24, 1997
------------------------------------
Bruce E. Thal


             **                            Director                                          March 24, 1997
------------------------------------
Hugh W. Greenberg



** By: /s/   Robert S. Cubbin
       -----------------------------
 Robert S. Cubbin, Attorney-in-fact

                                 EXHIBIT INDEX


Exhibit
   No.                       Description
--------                     -----------
3.1     Articles of Incorporation of the Company, including Certificate of Amendment to the Articles of  Incorporation.

3.2     Bylaws of the Company.

10.1     Employment Agreement between the Company and
          James R. Parry, Sr.  ("Parry") dated January 1, 1993.

10.2     Management Services Agreement among the Company,
         Star, Savers and Meadowbrook dated January 1, 1993.

10.3     Meadowbrook Insurance Group, Inc. 1995 Stock Option Plan.

10.4     Lease between Meadowbrook and 26600 Development
         Associates Limited Partnership, with fourth amendment to lease dated March 21, 1995.

10.5 Fifth and Sixth Amendments to Lease between Meadowbrook and 26600 Development Associates Limited Partnership dated
          August 7, 1995 and May 13, 1996.

10.6 Meadowbrook, Inc. 401(k) Profit Sharing Plan Trust, amended and restated December 31, 1994.

10.7     Employment Agreement, Covenant Not to Compete and
         Restricted Stock Agreement dated as of August 1, 1995 between Meadowbrook and Robert A. Engle.

10.8     Employment Agreement, Covenant Not to Compete and
         Restricted Stock Agreement dated as of August 1, 1995 between Meadowbrook and Robert A. Engle, Amendment.

10.9     Stock Purchase Agreement dated  August 1, 1995 among the
         Company , Robert A. Engle, Trustee of the Robert A. Engle
         Revocable Trust dated November 24, 1993, Merton J. Segal and certain other employees of the Company.

10.10    Stock Purchase Agreement dated  August 1, 1995 among the
         Company , Robert A. Engle, Trustee of the Robert A. Engle
         Revocable Trust dated November 24, 1993, Merton J. Segal and certain other employees of the Company, Amendment.

11       Statement re computation of per share earnings.

13       1996 Annual Report to Shareholders.

21       List of Subsidiaries.

23       Consent of Independent Accountants.

24       Power of attorney.

27       Financial Data Schedule

28.1     Star Insurance Company's 1996 Schedule P.

28.2     Savers Property & Casualty Insurance Company's 1996 Schedule P.


(*) Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(**)     Submitted in paper format under separate cover; see Form S-E filing.

                         [COOPERS & LYBRAND LETTERHEAD]

                       REPORT OF INDEPENDENT ACCOUNTANTS




     To the Board of Directors and Shareholders
     Meadowbrook Insurance Group, Inc.

     We have audited the consolidated financial statements of Meadowbrook Insurance Group, Inc. (formerly "Star Holding Company") and Subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which financial statements are included on pages 27 through 47 of the 1996 Annual Report to Shareholders of Meadowbrook Insurance Group, Inc. and incorporated by reference herein. We have also audited the financial statement schedule listed under Item 14(A)3 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadowbrook Insurance Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     Coopers & Lybrand LLP

     Detroit, Michigan
     March 10, 1997

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       MEADOWBROOK INSURANCE GROUP, INC.
                              PARENT COMPANY ONLY

                                INCOME STATEMENT

                        For the years ended December 31,

                                    _______




                                         1996              1995                1994
                                      ---------         ---------         ------------
Revenue:                          $   275,740           $129,376          $       -

Operating expenses:
   Interest expense                      -               316,175               382,553
   Other expenses                     350,849            109,770               281,271
                                  -----------        -----------          ------------

      Total Operating Expenses        350,849            425,945               663,824
                                  -----------        -----------          ------------


Loss before federal income taxes      (75,109)          (296,569)             (633,824)


Federal income tax benefit            (41,940)          (100,834)             (225,700)
                                  -----------        -----------          ------------


Net loss before subsidiary equity     (33,169)          (195,735)             (438,124)
                                  -----------        -----------          ------------
    earnings


Subsidiary equity earnings          8,739,193          7,415,605             4,140,174
                                  -----------        -----------          ------------


Net Income                        $ 8,706,024        $ 7,219,870          $  3,702,050
                                  ===========        ===========          ============

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       MEADOWBROOK INSURANCE GROUP, INC.
                              PARENT COMPANY ONLY

                                 BALANCE SHEET

                        As of December 31, 1996 and 1995

                                    _______




                                                       1996         1995
                                                   ------------  -----------

           ASSETS

    Cash and cash equivalents                      $  1,056,424  $ 8,092,719
    Investment in subsidiaries                       91,772,990   83,066,158
    Receivables from subsidiaries                     6,975,678    1,552,336
    Other assets                                        639,376      299,652
                                                   ------------  -----------

       Total Assets                                $100,444,468  $93,010,865
                                                   ============  ===========


          LIABILITIES

    Other liabilities                              $    243,634  $   794,699
    Long-term debt                                            -            -
                                                   ------------  -----------

       Total Liabilities                                243,634      794,699


           SHAREHOLDERS' EQUITY

    Common Stock                                         86,493       86,200
    Additional paid in capital                       72,873,396   72,868,651
    Retained earnings                                27,381,111   19,369,118
    Unrealized depreciation on
      available for sale securities                    (140,166)    (107,803)
                                                   ------------  -----------

       Total Shareholders' Equity                   100,200,834   92,216,166
                                                   ------------  -----------

       Total Liabilities and Shareholders' Equity  $100,444,468  $93,010,865
                                                   ============  ===========

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       MEADOWBROOK INSURANCE GROUP, INC.
                              PARENT COMPANY ONLY

                            STATEMENT OF CASH FLOWS

                        For the years ended December 31,

                                    _______




                                                1996          1995          1994
                                            ------------  ------------  ------------

Net cash used in operating activities:     $ (6,145,849)  $  (718,847)  $  (747,004)
                                           ------------   -----------   -----------

Cash Flow from Investing Activities:
 Investment in subsidiaries                      -        (32,504,672)  (10,165,523)
 Dividends received from/(returned to)
   subsidiaries                                  -             -            (43,466)
                                           ------------   -----------   -----------

Net cash used in
   investing activities:                         -        (32,504,672)  (10,208,989)
                                           ------------   -----------   -----------


Cash Flows from Financing Activities:
 Proceeds from bank loan                         -              -         3,500,000
 Principal payments on bank loan                 -         (3,500,000)   (6,118,202)
 Additional expenses from IPO                  (221,018)        -            -
 Dividends paid on common stock                (517,797)        -            -
 Retirement of common stock                    (470,370)      (27,655)      (54,540)
 Issuance of common stock                       318,739    44,242,503    14,230,125
                                           ------------   -----------   -----------


    Net cash (used in) provided by
     financing activities:                     (890,446)   40,714,848    11,557,383
                                           ------------   -----------   -----------


Increase/(decrease) in cash and
    cash equivalents                         (7,036,295)    7,491,329       601,390
Cash and cash equivalents,
    beginning of year                         8,092,719       601,390        -
                                           ------------   -----------   -----------
Cash and cash equivalents
    end of year                            $  1,056,424   $ 8,092,719   $   601,390
                                           ============   ===========   ===========