Form 10-Q
period 1997-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 1997-05-15
CIK 949156

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                 ______________

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED MARCH 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
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

                              ___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_     No __

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 12, 1997 was 8,658,831.
Total number of Pages: _12_

                               TABLE OF CONTENTS



                                                               PAGE
                                                               ----
PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS
           Condensed Consolidated Statement of Income               3
           Condensed Consolidated Balance Sheet                     4
           Condensed Consolidated Statement of Cash Flows           5
           Management Representation                                6



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                7-10



PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            11



SIGNATURES                                                           12

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS



                       MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)



                                                    1997              1996
                                                 -----------       -----------

Revenues:
   Net premium earned                            $14,790,662       $21,265,718
   Net commissions and fees                        5,640,032         4,598,025
   Net investment income                           1,947,023         2,002,043
   Miscellaneous income                               -                  4,906
                                                 -----------       -----------
       Total Revenues                             22,377,717        27,870,692


Expenses:
   Loss and loss adjustment expenses              14,785,019        19,148,822
   Reinsurance recoveries                         (6,905,973)       (7,439,800)
                                                 -----------       -----------
   Net loss and loss adjustment expenses           7,879,046        11,709,022

   Other operating expenses                        4,318,675         6,701,106
   Salaries and employee benefits                  6,253,665         5,925,546
   Interest on notes payable                          10,154            -
                                                 -----------       -----------
       Total Expenses                             18,461,540        24,335,674

       Income before income taxes                  3,916,177         3,535,018

Federal income taxes:
   Current                                           904,268           788,871
   Deferred                                           39,014           (26,518)
                                                 -----------       -----------
       Total income taxes                            943,282           762,353
                                                 -----------       -----------
       Net income                                $ 2,972,895       $ 2,772,665
                                                 ===========       ===========

Primary and fully diluted earnings per share         $0.33             $0.30

Weighted average number of common shares and
   common share equivalents outstanding            9,133,009         9,264,303

                       MEADOWBROOK INSURANCE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET




                                     ASSETS
                                                                          (UNAUDITED)
                                                                            MARCH 31,        DECEMBER 31,
                                                                              1997               1996
                                                                          ------------       ------------
Investments:
   Debt securities held to maturity, at amortized cost
       (fair value of $118,793,542 and $122,485,366)                      $117,731,604       $120,116,668
   Debt securities available for sale, at fair value
       (cost of $17,111,790 and $16,025,804)                                16,708,156         15,955,481
   Equity securities available for sale, at fair value
       (cost of $3,711,089 and $1,562,999)                                   4,031,579          1,420,949
Cash and cash equivalents                                                    9,694,634         19,002,241
                                                                          ------------       ------------
       Total investments and cash and cash equivalents                     148,165,973        156,495,339
Premiums and agent balances receivable                                      36,526,377         25,907,407
Reinsurance recoverable on:
   Paid losses                                                               7,191,765          6,672,133
   Unpaid losses                                                            29,111,139         26,615,052
Deferred policy acquisition costs                                            4,720,114          4,264,795
Prepaid reinsurance premiums                                                21,315,719         20,271,068
Other assets                                                                23,399,517         24,809,547
                                                                          ------------       ------------
   Total assets                                                           $270,430,604       $265,035,341
                                                                          ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Reserve for losses and loss adjustment expenses                            $92,686,456        $92,390,227
Unearned premiums                                                           47,636,675         44,090,675
Notes payable, bank                                                          1,000,000            -
Other liabilities                                                           25,943,480         28,353,605
Commitments and contingencies                                                  -                  -
                                                                          ------------       ------------
    Total liabilities                                                      167,266,611        164,834,507
                                                                          ------------       ------------
SHAREHOLDERS' EQUITY:
Common stock, $.01 stated value; authorized 20,000,000 shares;
    8,658,831 and 8,649,346 shares issued and outstanding                       86,588             86,493
Additional paid-in capital                                                  72,951,450         72,873,396
Retained earnings                                                           30,180,830         27,381,111
Unrealized depreciation on available for sale securities,
    net of deferred federal income taxes                                       (54,875)          (140,166)
                                                                          ------------       ------------
    Total shareholders' equity                                             103,163,993        100,200,834
                                                                          ------------       ------------
        Total liabilities and shareholders' equity                        $270,430,604       $265,035,341
                                                                          ============       ============

                       MEADOWBROOK INSURANCE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)



                                                                               1997                    1996
                                                                        ----------------         ----------------
Net cash (used in) provided by operating activities                      $    (6,045,813)        $      6,956,124
                                                                        ----------------         ----------------
Cash flows from investing activities:
    Purchase of debt securities held to maturity                                 -                    (16,740,043)
    Purchase of debt securities available for sale                            (5,338,366)                 -
    Purchase of equity securities available for sale                          (2,365,362)                 -
    Proceeds from maturity of debt securities held to maturity                 2,319,439                1,106,469
    Proceeds from sale of debt securities available for sale                   4,280,956                  -
    Proceeds from sale of equity securities available for sale                   232,045                   25,097
    Proceeds from the sale of furniture and equipment                            399,820                  -
    Capital expenditures                                                        (627,224)                (475,765)
    Purchase of subsidiary                                                    (2,995,293)                 -
                                                                        ----------------         ----------------
        Net cash used in investing activities                                 (4,093,985)             (16,084,242)
                                                                        ----------------         ----------------
Cash flows from financing activities:
    Additional expenses from initial public offering                             -                        (38,315)
    Proceeds from bank loan                                                    1,000,000                  -
    Dividends paid on common stock                                              (172,987)                 -
    Retirement of common stock                                                   (84,446)                 -
    Issuance of common stock                                                      89,624                  -
                                                                        ----------------         ----------------
       Net cash provided by (used in) financing activities                       832,191                  (38,315)
                                                                        ----------------         ----------------
Decrease in cash and cash equivalents                                         (9,307,607)              (9,166,433)
Cash and cash equivalents, beginning of period                                19,002,241               41,906,577
                                                                        ----------------         ----------------
Cash and cash equivalents, end of period                                $      9,694,634         $     32,740,144
                                                                        ================         ================

                           MANAGEMENT REPRESENTATION



In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Preparation of financial statements under GAAP requires management to make estimates. Actual results could differ from those estimates. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company's 1996 Annual Report to Shareholders, as filed on Form 10-K to the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996



RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1997 was $3.0 million, an increase of $200,000 , or 7.2% from $2.8 million for same period in 1996. This increase was the result of the combination of the following items. Net earned premiums declined $6.5 million and losses and loss adjustment expenses (LAE) decreased $3.8 million over the prior year primarily due to the reinsurance transfer of the surety bond business to Connecticut Surety, and partially due to decreases in residual market assessments and programs consciously discontinued by the Company. Commissions and fees have increased $1.0 million as a result of additional revenue generated from the Association Self Insurance Services, Inc. (ASI) acquisition in November of 1996. Salaries and employee benefits were up $328,000 from the prior year due to the additional employees from ASI. Other operating expenses were down $2.4 million from the same period in 1996 as a result of the transfer of the bond operation and management efforts to control costs.


REVENUES

Revenues for the three months ended March 31, 1997 were $22.4 million, a decrease of $5.5 million, or 19.7%, from 1996's revenue of $27.9 million. The details of this decrease are reflected below:

                                        Three Months Ended March 31,
                                        ----------------------------
                                         1997               1996
                                        ------             ------
(In Thousands)
Risk management fees & commissions       5,640              4,598
Net earned premiums                     14,791             21,266
Net investment income                    1,947              2,002
Miscellaneous income                         -                  5
                                        ------             ------
                                        22,378             27,871


Risk Management Fees and Commissions

The Company's risk management fees and commission income generated from its managed program operations and retail agency consist of the following:

                                    Three Months Ended March 31,
                                    -----------------------------
                                         1997               1996
                                        ------             ------
(In Thousands)
Commissions                              1,458              1,920
Management fees                          1,761              1,428
Claims fees                              1,901                679
Loss control fees                          371                341
Reinsurance placement                      141                213
Miscellaneous fees & charges                 8                 17
                                       -------            -------
                                         5,640              4,598

Net fees and commission income increased by $1.0 million or, 22.7%, to $5.6 million for the three month period ended March 31, 1997 from $4.6 million for the same period in 1996. Claims fees increased $1.2 million to $1.9 million for the three month period ended March 31, 1997, from $679,000 for the same period in 1996, which explains the entire $1.0 million growth in risk management fees and commissions. This is a result of the additional revenue generated from the ASI acquisition. The $333,000 increase in management fees was entirely offset by the $462,000 decrease in the retail insurance agency's sales commissions. Management fees were up over 1996 due to revenues from one new program and increases in two existing programs.

Insurance Premiums

The Company's gross premiums written increased $1.8 million, or 5.6%, to $33.0 million for the three months ended March 31, 1997 from $31.2 million for the same period in 1996, due to growth in new and existing programs, offset partially by the effects of changes in residual market assessments and Company discontinued programs. Existing business grew by $4.7 million, or 22.2%, and new business generated $686,000 in additional premium. The growth in existing business was primarily the result of two 1996 programs growing by $3.8 million in total, and $768,000 of the increase was due to the expansion of one program
into other states.   In addition, approximately $1.8 million of
retrospectively-rated adjustments resulted in increased premiums this quarter. Partially offsetting the above items was a $1.0 million reduction in the dollar amount assessed for Workers' Compensation involuntary pools in which the Company's insurance subsidiaries participate. This resulted from the shrinking size of the Workers' Compensation involuntary pools. In addition, during 1996 the Company decided to decrease its writings in historically unprofitable programs which accounted for a $4.4 million decline in written premiums this quarter.

Net premiums written decreased by $4.4 million, or 19.5%, to $18.3 million for the three months ended March 31, 1997 from $22.7 million for the same period in 1996. On a pro forma basis, as if the reinsurance of the bond business had occurred at the beginning of 1996, net written premiums increased $1.1 million or, 6.3%. Existing business grew by $813,000, or 5.4%, and new business generated $644,000 in additional premium. The decreases in discontinued programs and the residual markets were offset by the increase in retrospectively-rated programs, as mentioned in the paragraph above.

Net premiums earned decreased by $6.5 million, or 30.4%, to $14.8 million for the three months ended March 31, 1997 from $21.3 million for the same period in 1996. On a pro forma basis, net earned premiums decreased by $1.3 million, or 8.1%, from 1996. The decrease in earned premium corresponds to the decline in residual market assessments and consciously discontinued programs, as explained above. The effect of the growth in new and existing program writings will not be seen until the premiums begin to earn over the life of the policies.

Net Investment Income

Net investment income decreased by $55,000, or 2.7%, to $1.9 million for the three months ended March 31, 1997 from $2.0 million for the same period in 1996. This was the result of cash outflows from the Connecticut Surety reinsurance transaction and the acquisition of ASI. In addition, a change in the amortization method used to reflect purchase discounts and premiums on the bond portfolio reduced investment income by $135,000 for the quarter. The pre-tax weighted average yield on invested assets was 5.3% for 1997 and 5.2% for 1996. The Company's investment philosophy is one of maximizing after-tax earnings through significant investments in tax-exempt bonds. Accordingly, the weighted average yield on invested assets on an after-tax basis was 4.8%, which is a slight increase from the same period in the prior year of 4.6%.

EXPENSES

Total expenses decreased $5.9 million, or 24.1%, to $18.5 million at March 31, 1997 from $24.3 million for the same period in 1996.

                                               Three Months Ended March 31,
                                               ----------------------------

(In Thousands)                                     1997        1996
                                                 -------      -------
Losses and loss adjustment expenses incurred       7,879       11,709
Salaries & employee benefits                       6,254        5,926
Other operating expenses                           4,319        6,701
Interest on notes payable                             10        -
                                                 -------      -------
                                                  18,462       24,336

Losses and Loss Adjustment Expenses (LAE) Incurred

Losses and LAE incurred decreased by $3.8 million, or 32.7%, to $7.9 million for the three months ended March 31, 1997 from $11.7 million for the same period in 1996. One reason for the decline in losses and LAE incurred was the reduction in residual market assessments, due to the shrinking size of the involuntary pools, which caused $910,000 of the decrease. The majority of the decline, $2.2 million, was the result of bonds and other discontinued programs, primarily from the reinsurance arrangement with Connecticut Surety. The remaining $681,000 related to favorable results on existing programs. The loss and LAE ratio for the current period was 57.8% as compared to 58.1% for the same period in 1996. On a pro forma basis, as if the Connecticut Surety reinsurance ceding arrangement on the bond business had occurred at the beginning of 1996, the loss and LAE ratio would have been 64.8% in 1996.

Salaries and Employee Benefits

Salaries and employee benefits increased by $328,000, or 5.5%, to $6.3 million for the three months ended March 31, 1997 compared to $5.9 million for the same period in 1996. Salaries and employee benefits for 1997 includes three months of expense for 55 employees of the recently acquired ASI; this increase is offset partially by the reduction in bond department salaries due to the Connecticut Surety arrangement. The average salaries and wages per person remained relatively consistent for the first three months of 1997 compared to the same period in 1996.

Other Operating Expenses

Other operating expenses decreased $2.4 million, or 35.6%, to $4.3 million for the three months ended March 31, 1997 from $6.7 million for the same period in 1996. On a pro forma basis, as if the reinsurance of the bond business had occurred at the beginning of 1996, expenses decreased $355,000, or 7.6%, in 1997 verses 1996. (The fee income generated from the Connecticut Surety arrangement is recorded as a reduction to net expenses.) Analyzing expenses utilizing GAAP insurance ratios, the expense ratio decreased nine points on an actual basis and slightly over one point on a comparable pro forma basis. The $355,000 or one point decrease is a result of the Company's cost cutting efforts and the close monitoring thereof.

Interest Expense

Interest expense of $10,000 was recorded for the three months ended March 31, 1997, related to draws on the Company's line of credit. There was no interest expense recorded for the three months ended March 31, 1996, as there was no debt outstanding during 1996.

Federal Income Taxes

The provision for income taxes was $943,000 for the three months ended March 31, 1997, and $762,000 for the same period in 1996, representing effective tax rates of 24.1% and 21.6%, respectively. These tax rates were significantly lower than the 34% corporate rate due to the Company's heavily tax-exempt investment portfolio. This increase in the Company's effective tax rate was primarily due to the growth in underwriting income before tax over 1996.


LIQUIDITY AND CAPITAL RESOURCES

The principal sources of funds for the Company are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk
management fees and agency commissions.   Funds are primarily used for the
payment of claims, commissions, salaries and employee benefits, and other operating expenses. In addition, the Company has a high volume of intercompany transactions due to the insurance operations paying management fees to the risk management operations. Such fees are subject to regulatory approval by state insurance departments and are eliminated in consolidation

Cash flow from operations for the three months ended March 31, 1997 was negative $6.0 million as compared to $7.0 million for the same period in 1996. The negative cash flow for 1997 is the result of the Connecticut Surety transaction, combined with the run-off of discontinued programs. The Company does expect to have positive cash flow for the balance of 1997. At March 31, 1997, the Company held $9.7 million in cash and cash equivalents.

The Company has one unsecured line of credit totaling $15.0 million, of which $1.0 million was outstanding at March 31, 1997. The line expires on January 1, 2000. The Company drew on this line of credit to meet cash flow needs, primarily to consummate the acquisition of ASI. The Company had no debt outstanding during 1996.


SUBSEQUENT EVENT

On April 30th, 1997, the Company entered into an agreement to acquire for cash all of the outstanding stock of Crest Financial Corporation, a California-based insurance organization. This transaction should be completed in the second quarter, upon receipt of regulatory approvals, and will be accounted for as a purchase.

                                    PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(A)    The following documents are filed as part of this Report:

Exhibit
  No.                        Description
-------                      -----------

  11                 Statement re computation of per share earnings
  27                 Financial Data Schedule


(B)    Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MEADOWBROOK INSURANCE GROUP, INC.



                                   By:/s/  Daniel G. Gibson
                                         -------------------------
                                           Chief Financial Officer



Dated:  May 14, 1997

                                EXHIBIT INDEX


Exhibit
  No.                        Description
-------                      -----------

  11         Statement re computation of per share earnings
  27         Financial Data Schedule