Form 10-Q
period 1997-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 1997-08-14
CIK 949156

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                 --------------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 1997

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

                                 (248) 358-1100
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

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 11, 1997 was 8,661,397.
Total number of Pages: 18
                      ----

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
            Condensed Consolidated Statements of Income                   3-4
            Condensed Consolidated Balance Sheet                            5
            Condensed Consolidated Statement of Cash Flows                  6
            Management Representation                                       7



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                       8-13



PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                14-17



SIGNATURES                                                                  18

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS


                       MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)





                                                      1997            1996
                                                  ------------    ------------
    Revenues:
       Net premium earned                        $  31,754,267   $  41,368,745
       Net commissions and fees                     11,046,069       8,640,842
       Net investment income                         3,977,821       3,994,529
       Miscellaneous income                              (778)         (34,065)
                                                  ------------    ------------
           Total Revenues                           46,777,379      53,970,051


    Expenses:
       Loss and loss adjustment expenses            35,112,105      31,321,929
       Reinsurance recoveries                      (15,979,469)    (11,866,696)
                                                  ------------    ------------
       Net loss and loss adjustment expenses        19,132,636      19,455,233
       Other operating expenses                      6,409,794      15,156,260
       Salaries and employee benefits               12,597,696      11,753,421
       Interest on notes payable                       108,025               -
                                                  ------------    ------------
           Total Expenses                           38,248,151      46,364,914
           Income before income taxes                8,529,228       7,605,137

    Federal income taxes:
       Current                                         975,727       1,064,806
       Deferred                                      1,085,136         654,438
                                                  ------------    ------------
           Total income taxes                        2,060,863       1,719,244
                                                  ------------    ------------
           Net income                            $   6,468,365   $   5,885,893
                                                  ============    ============

    Primary earnings per share                           $0.71           $0.64

    Fully diluted earnings per share                     $0.70           $0.64

    Weighted average number of common shares and
       common share equivalents outstanding:
           Primary                                   9,141,033       9,270,924
           Fully diluted                             9,175,231       9,270,924

                       MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                         FOR THE QUARTER ENDED JUNE 30,
                                  (UNAUDITED)




                                                               1997                  1996
                                                            -----------           -----------
     Revenues:
        Net premium earned                                 $ 16,963,605          $ 20,103,027
        Net commissions and fees                              5,406,037             4,042,817
        Net investment income                                 2,030,798             1,992,486
        Miscellaneous income                                      (778)              (38,161)
                                                            -----------           -----------
            Total Revenues                                   24,399,662            26,100,169


     Expenses:
        Loss and loss adjustment expenses                    20,327,086            12,173,107
        Reinsurance recoveries                               (9,073,496)           (4,426,896)
                                                            -----------           -----------
        Net loss and loss adjustment expenses                11,253,590             7,746,211
        Other operating expenses                              2,091,119             8,455,154
        Salaries and employee benefits                        6,344,031             5,827,875
        Interest on notes payable                                97,871                     -
                                                            -----------           -----------
            Total Expenses                                   19,786,611            22,029,240
            Income before income taxes                        4,613,051             4,070,929

     Federal income taxes:
        Current                                                  71,459               275,935
        Deferred                                              1,046,122               680,956
                                                            -----------           -----------
            Total income taxes                                1,117,581               956,891
                                                            -----------           -----------
            Net income                                     $  3,495,470          $  3,114,038
                                                            ===========           ===========

     Primary and fully diluted earnings per share          $       0.38          $       0.34

     Weighted average number of common shares and
        common share equivalents outstanding                  9,175,037             9,271,002

                       MEADOWBROOK INSURANCE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS



                                                                 (UNAUDITED)
                                                                   JUNE 30,         DECEMBER 31,
                                                                    1997               1996
                                                               -------------      --------------
Investments:
   Debt securities held to maturity, at amortized cost
       (fair value of $117,536,681 and $122,485,366)            $115,625,839       $120,116,668
   Debt securities available for sale, at fair value
       (cost of $17,685,045 and $16,025,804)                      17,617,477         15,955,481
   Equity securities available for sale, at fair value
       (cost of $5,121,776 and $1,562,999)                         5,488,640          1,420,949
Cash and cash equivalents                                          7,077,673         19,002,241
                                                                ------------       ------------
       Total investments and cash and cash equivalents           145,809,629        156,495,339
Premiums and agent balances receivable                            41,175,552         25,907,407
Reinsurance recoverable on:
   Paid losses                                                    10,936,815          6,672,133
   Unpaid losses                                                  30,001,867         26,615,052
Deferred policy acquisition costs                                  4,919,716          4,264,795
Prepaid reinsurance premiums                                      23,470,969         20,271,068
Other assets                                                      22,943,006         24,809,547
                                                                ------------       ------------
   Total assets                                                 $279,257,554       $265,035,341
                                                                ============       ============



                                LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Reserve for losses and loss adjustment expenses                 $ 94,358,192       $ 92,390,227
Unearned premiums                                                 49,046,661         44,090,675
Notes payable, bank                                                3,883,000                  -
Other liabilities                                                 25,242,467         28,353,605
Commitments and contingencies                                              -                  -
                                                                ------------       ------------
    Total liabilities                                            172,530,320        164,834,507
                                                                ------------       ------------
SHAREHOLDERS' EQUITY:
Common stock, $.01 stated value; authorized 20,000,000 shares;
    8,657,831 and 8,649,346 shares issued and outstanding             86,578             86,493
Additional paid-in capital                                        72,940,824         72,873,396
Retained earnings                                                 33,502,295         27,381,111
Unrealized appreciation (depreciation) on available for sale
    securities, net of deferred federal income taxes                 197,537          (140,166)
                                                                ------------       ------------
    Total shareholders' equity                                   106,727,234        100,200,834
                                                                ------------       ------------
    Total liabilities and shareholders' equity                  $279,257,554       $265,035,341
                                                                ============       ============

                       MEADOWBROOK INSURANCE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)


                                                                         1997                1996
                                                                     -------------       ------------

Net cash (used in) provided by operating activities                 $ (11,357,859)      $   6,188,935
                                                                    -------------       -------------
Cash flows from investing activities:
   Purchase of debt securities held to maturity                                 -        (25,532,930)
   Purchase of debt securities available for sale                      (7,449,793)                 -
   Purchase of equity securities available for sale                    (3,802,900)                 -
   Proceeds from maturity of debt securities held to maturity           4,611,894          2,758,680
   Proceeds from sale of debt securities available for sale             5,819,941                  -
   Proceeds from sale of equity securities available for sale             232,045             49,363
   Proceeds from the sale of fixed assets                                 399,820              1,000
   Capital expenditures                                                  (902,609)        (1,345,734)
   Purchase of subsidiary                                              (2,995,293)                 -
                                                                    -------------       ------------
       Net cash used in investing activities                           (4,086,895)       (24,069,621)
                                                                    --------------      ------------
Cash flows from financing activities:
   Additional expenses from initial public offering                             -            (51,193)
   Proceeds from bank loan                                              3,883,000                  -
   Dividends paid on common stock                                        (346,164)          (172,400)
   Retirement of common stock                                            (106,274)                 -
   Issuance of common stock                                                89,624                  -
                                                                    -------------       ------------
       Net cash provided by (used in) financing activities              3,520,186           (223,593)
                                                                    -------------        ------------
Decrease in cash and cash equivalents                                 (11,924,568)       (18,104,279)
Cash and cash equivalents, beginning of period                         19,002,241         41,906,577
                                                                    -------------       ------------
Cash and cash equivalents, end of period                            $   7,077,673       $ 23,802,298
                                                                    =============       ============

                           MANAGEMENT REPRESENTATION



In the opinion of management, the consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Preparation of financial statements under generally accepted accounting principles ("GAAP") requires management to make estimates. Actual results could differ from those estimates. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company's 1996 Annual Report to Shareholders, as filed on Form 10-K to the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION

                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996


RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Net income for the six months ended June 30, 1997 was $6.5 million, an increase of $582,000, or 9.9% from $5.9 million for same period in 1996. This increase was the result of a combination of the following items. Net earned premiums declined $9.6 million over the prior year primarily due to the reinsurance of the surety bond business to Connecticut Surety, which began on December 1, 1996. Commission and fee revenue has increased $2.4 million as a result of additional fee revenue generated from the Association Self Insurance Services, Inc. (ASI) acquisition in November of 1996. Salaries and employee benefits were up $844,000 from the prior year due to the additional employees from ASI. Other operating expenses were down $8.7 million from the same period in 1996 as a result of the reinsurance of the bond operation and ceding commissions recorded in connection with this transaction, in addition to management's efforts to control costs.


REVENUE

Revenue for the six month period ended June 30, 1997 was $46.8 million, a decrease of $7.2 million, or 13.3%, from 1996's revenue of $54.0 million. The details of this decrease is reflected below:




                                                   Six Months Ended June 30,

                                                        1997      1996
                                                       ------    ------
               (In Thousands)
               Risk management fees & commissions      11,046     8,641
               Net earned premiums                     31,754    41,369
               Net investment income                    3,978     3,994
               Miscellaneous income (expense)              (1)      (34)
                                                       ------    ------
                                                       46,777    53,970


Risk Management Fees and Commissions

The Company's risk management fee and commission income generated from its managed program operations and retail agency consist of the following:


                                Six Month Ended June 30,

                                     1997      1996
                                    ------     -----
 (In Thousands)
 Commissions                        3,245      3,251
 Management fees                    3,148      2,786
 Claims fees                        3,750      1,380
 Loss control fees                    608        706
 Reinsurance placement                288        500
 Miscellaneous fees & charges           7         18
                                   ------      -----
                                   11,046      8,641


Net fee and commission income increased by $2.4 million, or 27.8%, to $11.0 million for the six month period ended June 30, 1997 from $8.6 million for the same period in 1996. Claims fees increased $2.4 million to $3.8 million in 1997, from $1.4 million in 1996, which explains the entire $2.4 million growth in risk management fees and commissions. This is mainly the result of additional fee revenue generated from the ASI acquisition. The $362,000 increase in management fees was almost entirely offset by the combined decreases in reinsurance placement of $212,000 and loss control fees of $98,000. Management fees were up over 1996 due to revenues from one new program and growth in two existing programs.

Insurance Premiums

The Company's gross premiums written increased by $4.3 million, or 7.3%, to $63.5 million for the six months ended June 30, 1997 from $59.2 million for the same period in 1996. This was mainly due to growth in existing programs, new programs, and retrospectively-rated adjustments, offset partially by discontinued programs. Existing business grew by $6.5 million, or 16.3%, and new business generated $3.8 million in additional premium. The growth in existing business was primarily the result of two 1996 programs growing by a total of $5.9 million. The new business was mainly generated from five new accounts. In addition, approximately $2.0 million of retrospectively-rated adjustments resulted in increased premiums. Also, premium assumed from Workers' Compensation involuntary pools, in which the Company's insurance subsidiaries participate, increased $727,000 over the prior year. Partially offsetting the above items was the decrease in premiums from discontinued programs. During 1996 the Company decided to decrease its writings in historically unprofitable programs which accounted for a $8.7 million decline in written premiums this year; $2.3 million of which was from surety bonds and the remaining $6.4 million was from other discontinued programs.

Net premiums written decreased by $8.6 million, or 19.9%, to $34.5 million for the six months ended June 30, 1997 from $43.1 million for the same period in 1996. On a pro forma basis, as if the reinsurance of the bond business had occurred at the beginning of 1996, net written premiums increased $2.9 million, or 9.2%. New business generated $1.2 million in additional premium, existing business grew by $885,000, retrospectively-rated programs increased by $2.0 million, and Workers' Compensation involuntary pools increased by $727,000. These increases were partially offset by the $1.9 million decrease in non-bond discontinued programs.

Net premiums earned decreased by $9.6 million, or 23.2%, to $31.8 million for the six month period ended June 30, 1997 from $41.4 million for the same period in 1996. On a pro forma basis, net earned premiums increased by $1.0 million, or 3.3%, from 1996. This increase in earned premiums corresponds to the rise in Workers' Compensation involuntary pools of $792,000, retrospectively-rated program increases of $392,000, the effect of growth in new business of $532,000 and existing programs of $234,000. As explained above, the growth in premiums was partially offset by the decrease from non-bond discontinued programs of $939,000.

Net Investment Income

Net investment income was flat at $4.0 million for the six months ended June 30, 1997 from $4.0 million for the same period in 1996. This was a result of the decrease in invested assets from cash outflows due to the Connecticut Surety reinsurance transaction, the acquisition of ASI, and the run-off of the surety bond book of business and other discontinued programs. The pre-tax weighted average yield on invested assets was 5.3% for 1997 and 5.1% for 1996. The Company's investment philosophy is one of maximizing after-tax earnings through significant investments in tax-exempt bonds. Accordingly, the weighted average yield on invested assets on an after-tax basis was 4.8%, which is a slight increase from 4.6% for the same period in the prior year.

EXPENSES

Total expenses decreased $8.1 million, or 17.5%, to $38.2 million at June 30, 1997 from $46.4 million for the same period in 1996.


                                                           Six Months Ended June 30,

                                                             1997           1996
                                                            ------         ------
        (In Thousands)
        Net losses and loss adjustment expenses incurred     19,132        19,455
        Salaries & employee benefits                         12,598        11,754
        Other operating expenses                              6,410        15,156
        Interest on notes payable                               108             -
                                                             ------        ------
                                                             38,248        46,365


Net losses and Loss Adjustment Expenses (LAE) Incurred

Net losses and LAE incurred decreased by $323,000, or 1.7%, to $19.1 million for the six month period ended June 30, 1997 from $19.4 million for the same period in 1996. The loss and LAE ratio for 1997 was 64.7% as compared to 50.1% for 1996. On a pro forma basis, as if the Connecticut Surety reinsurance ceding arrangement on the bond business had occurred at the beginning of 1996, the loss and LAE ratio would have been 61.0% in 1996. Analyzing the results on a pro forma basis, the 3.7 point, or $1.7 million, increase was primarily from the run-off of claims on the surety bond book of business.

Salaries and Employee Benefits

Salaries and employee benefits increased by $844,000, or 7.2%, to $12.6 million for the six months ended June 30, 1997, compared to $11.8 million for the same period in 1996. Salaries and employee benefits for 1997 include six months of expenses for 56 employees of the recently acquired ASI; this increase is offset partially by the reduction in bond department salaries due to the Connecticut Surety arrangement. The average salaries and wages per person remained relatively consistent for the first six months of 1997 compared to the same period in 1996.

Other Operating Expenses

Other operating expenses decreased by $8.7 million, or 57.7%, to $6.4 million for the six month period ended June 30, 1997 from $15.1 million for the same period in 1996. On a pro forma basis, as if the reinsurance of the bond business had occurred at the beginning of 1996, expenses decreased $3.8 million, or 37.4%, in 1997 versus 1996. Analyzing expenses utilizing GAAP insurance ratios, the expense ratio decreased 21.2 points on an actual basis and 13.1 points on a comparable pro forma basis. The $3.8 million, or 13.1 point, decrease is mainly the result of the earning of $2.9 million of previously deferred income from the Connecticut Surety arrangement, which was to cover expenses related to the run-off of the surety bond business. Underwriting expenses were reduced by this $2.9 million ceding commission, while incurred losses increased by the same amount. The remaining $937,000 of the decrease is a result of the management's cost cutting efforts and the close monitoring there of.

Interest Expense

Interest expense of $108,000, with an average effective interest rate of 7.8%, was recorded for the six months ended June 30, 1997, related to draws on the Company's line of credit. There was no interest expense recorded for the six months ended June 30, 1996, as there was no debt outstanding during 1996.

Federal Income Taxes

The provision for income taxes was $2.1 million for the six month period ended June 30, 1997, and $1.7 million for the same period in 1996, representing effective tax rates of 24.2% and 22.6%, respectively. These tax rates were significantly lower than the 34% corporate rate due to the Company's heavily tax-exempt investment portfolio. The increase in the Company's effective tax rate was due to the growth in underwriting income before tax over 1996.

FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Net income for the quarter ended June 30, 1997 was $3.5 million, an increase of $381,000 or 12.2%, from $3.1 million for the same period in 1996. Revenue decreased by $1.7 million, expenses decreased by $2.3 million, and taxes increased by $161,000. This was primarily due to the reinsurance of the surety bond book of business, which was offset partially by the high run-off of surety claims and additional revenue and expenses from the ASI acquisition.

REVENUE

Revenue decreased by $1.7 million, or 6.5%, to $24.4 million for the quarter ended June 30, 1997 compared to $26.1 million for the same period in 1996. Net investment income was unchanged, while earned premium decreased by $3.1 million, or 15.6%, and net fees and commissions increased by $1.4 million, or 33.7%, for the quarter. On a pro forma basis, as if the reinsurance of the bond business had occurred at the beginning of 1996, net earned premium increased by $2.3 million. As explained previously in the six months ended section, this growth was the result of Workers' Compensation involuntary pools increasing by $1.8 million, existing programs by $473,000, new business by $328,000, and retrospectively-rated programs by $220,000. These premium increases were partially offset by the decline in non-bond discontinued programs of $481,000. The increase in net fee and commission income is mainly the result of additional fee revenue generated from the ASI acquisition, as mentioned before.

EXPENSES

Expenses decreased by $2.3 million, or 10.2%, to $19.8 million for the quarter ended June 30, 1997 compared to $22.0 million for the same period in 1996. Other operating expenses decreased by $6.4 million, or 75.3%, net losses and LAE incurred increased by $3.5 million, or 45.3%, and salaries and employee benefits increased by $516,000, or 8.9%. As explained previously, these fluctuations are the result of the following items. On a pro forma basis, other operating expenses decreased by $3.5 million. $2.8 million of this was due to the earning of previously deferred income from the Connecticut Surety arrangement, which was to cover expenses related to the run-off of the surety bond business. The remaining $682,000 of the decrease in other operating expenses is a result of the management's cost cutting efforts. On a pro forma basis, net losses and LAE incurred have increased by $3.6 million, primarily from the run-off of claims on the surety bond book of business. Salaries and employee benefits are up due to the additional employees from the recently acquired ASI, which was offset partially by the reduction in bond department salaries due to the Connecticut Surety arrangement.

FEDERAL INCOME TAXES

The provision for income taxes was $1.1 million for the quarter ended June 30, 1997, and $1.0 million for the same period in 1996, representing effective tax rates of 24.2% and 23.5%, respectively. These tax rates were significantly lower than the 34% corporate rate due to the Company's heavily tax-exempt investment portfolio. The increase in the Company's effective tax rate was due to the growth in underwriting income before tax over 1996.

LIQUIDITY AND CAPITAL RESOURCES

The principal sources of funds for the Company are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, and other operating expenses. In addition, the Company has a high volume of intercompany transactions due to the insurance operations paying management fees to the risk management operations. Such fees are subject to regulatory approval by state insurance departments and are eliminated in consolidation.

Cash flows from operations for the six month period ended June 30, 1997 was a negative $11.4 million as compared to a positive $6.2 million for the same period in 1996. The negative cash flow for 1997 is the result of the Connecticut Surety transaction, combined with the run-off of bonds and other discontinued programs. The Company expects cash flows to improve in the third quarter and to be positive by the end of 1997. At June 30, 1997, the Company held $7.1 million in cash and cash equivalents.

The Company has one unsecured line of credit totaling $15.0 million, of which $3.9 million was outstanding at June 30, 1997. The line expires on January 1, 2000. The Company drew on this line of credit to meet cash flow needs, primarily to consummate the acquisition of ASI and to settle claims on bonds and other discontinued programs. The Company had no debt outstanding during 1996.


SUBSEQUENT EVENT

On July 1st, 1997, the Company acquired for cash all of the outstanding stock of Crest Financial Corporation, a California-based insurance organization. This transaction is being accounted for as a purchase and the results of Crest will be consolidated into the Company's financial statements beginning in the third quarter of 1997.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(A) The following documents are filed as part of this Report:


 Exhibit
   No.                    Description
--------                  -----------
   11             Statement re computation of per share earnings
   27             Financial Data Schedule


(B) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

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

                                     MEADOWBROOK INSURANCE GROUP, INC.

                                     By:/s/  Daniel G. Gibson
                                           -------------------------
                                             Chief Financial Officer



Dated:  August 12, 1997

                                 EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
   11                           STATEMENT RECOMPUTATION OF PER SHARE EARNINGS

   27                           FINANCIAL DATA SCHEDULE