Form 10-Q
period 1997-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 1997-11-14
CIK 949156

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                 --------------

                                    FORM 10-Q
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
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

                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 11, 1997 was 8,658,187. Total number of
Pages:  18
      ------

================================================================================

                                TABLE OF CONTENTS



                                                                 PAGE
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
            Condensed Consolidated Statements of Income           3-4
            Condensed Consolidated Balance Sheet                    5
            Condensed Consolidated Statement of Cash Flows          6
            Notes to Consolidated Financial Statements and
                 Management Representation                          7



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                           8-13



PART II -   OTHER INFORMATION


ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K                    14-17



SIGNATURES                                                         18

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS


                        MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)




                                                     1997              1996
                                                 ------------      ------------
Revenues:
     Net premium earned                          $ 48,904,304      $ 63,797,509
     Net commissions and fees                      18,211,486        11,931,839
     Net investment income                          6,034,370         5,940,090
     Miscellaneous income                               6,506            26,971
                                                 ------------      ------------
         Total Revenues                            73,156,666        81,696,409


Expenses:
     Loss and loss adjustment expenses             54,204,463        47,561,403
     Reinsurance recoveries                       (26,672,414)      (16,368,801)
                                                 ------------      ------------
     Net loss and loss adjustment expenses         27,532,049        31,192,602
     Other operating expenses                      12,876,875        24,548,519
     Salaries and employee benefits                19,814,568        18,045,985
     Interest on notes payable                        366,281                --
                                                 ------------      ------------
         Total Expenses                            60,589,773        73,787,106
         Income before income taxes                12,566,893         7,909,303

Federal income taxes:
     Current                                        1,505,312           734,096
     Deferred                                       1,415,187           796,124
                                                 ------------      ------------
         Total income taxes                         2,920,499         1,530,220
                                                 ------------      ------------
         Net income                              $  9,646,394      $  6,379,083
                                                 ============      ============

Primary and fully diluted earnings per share     $       1.05      $       0.70

Weighted average number of common shares and
     common share equivalents outstanding           9,159,468         9,176,342


                        MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                       FOR THE QUARTER ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                      1997            1996
                                                 ---------------   ------------
Revenues:
     Net premium earned                          $ 17,150,037      $ 22,428,764
     Net commissions and fees                       7,165,417         3,290,997
     Net investment income                          2,056,549         1,945,561
     Miscellaneous income                               7,284            61,036
                                                 ------------      ------------
         Total Revenues                            26,379,287        27,726,358


Expenses:
     Loss and loss adjustment expenses             19,092,358        16,239,474
     Reinsurance recoveries                       (10,692,945)       (4,502,105)
                                                 ------------      ------------
     Net loss and loss adjustment expenses          8,399,413        11,737,369
     Other operating expenses                       6,467,081         9,392,259
     Salaries and employee benefits                 7,216,872         6,292,564
     Interest on notes payable                        258,256                --
                                                 ------------      ------------
         Total Expenses                            22,341,622        27,422,192
         Income before income taxes                 4,037,665           304,166

Federal income taxes:
     Current                                          529,585          (330,710)
     Deferred                                         330,051           141,686
                                                 ------------      ------------
         Total income taxes                           859,636          (189,024)
                                                 ------------      ------------
         Net income                              $  3,178,029      $    493,190
                                                 ============      ============

Primary and fully diluted earnings per share     $       0.35      $       0.05

Weighted average number of common shares and
     common share equivalents outstanding           9,156,848         9,183,681

                        MEADOWBROOK INSURANCE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                         (UNAUDITED)
                                                                                         SEPTEMBER 30,     DECEMBER 31,
                                  ASSETS                                                     1997             1996
                                                                                         ------------     -------------
Investments:
     Debt securities held to maturity, at amortized cost (Note 1)
         (fair value of $122,485,366 in 1996)                                            $         --     $ 120,116,668
     Debt securities available for sale, at fair value
         (amortized cost of $130,376,911 and $16,025,804)                                 133,454,940        15,955,481
     Equity securities available for sale, at fair value
         (cost of $4,850,695 and $1,562,999)                                                5,311,752         1,420,949
Cash and cash equivalents                                                                  20,691,831        19,002,241
                                                                                         ------------     -------------
         Total investments and cash and cash equivalents                                  159,458,523       156,495,339
Premiums and agent balances receivable                                                     32,882,399        25,907,407
Reinsurance recoverable on:
     Paid losses                                                                            8,630,589         6,672,133
     Unpaid losses                                                                         32,512,204        26,615,052
Deferred policy acquisition costs                                                           5,057,356         4,264,795
Prepaid reinsurance premiums                                                               23,834,622        20,271,068
Intangible assets                                                                           8,472,299         5,414,073
Other assets                                                                               24,787,203        19,395,474
                                                                                         ------------     -------------
     Total assets                                                                        $295,635,195     $ 265,035,341
                                                                                         ============     =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Reserve for losses and loss adjustment expenses                                          $ 95,997,947     $  92,390,227
Unearned premiums                                                                          50,564,211        44,090,675
Notes payable, bank                                                                        14,349,507                --
Other liabilities                                                                          22,832,349        28,353,605
Commitments and contingencies                                                                      --                --
                                                                                         ------------     -------------
     Total liabilities                                                                    183,744,014       164,834,507
                                                                                         ------------     -------------
SHAREHOLDERS' EQUITY:
Common stock, $.01 stated value; authorized 20,000,000 shares;
     8,659,397 and 8,649,346 shares issued and outstanding                                     86,594            86,493
Additional paid-in capital                                                                 72,896,284        72,873,396
Retained earnings                                                                          36,572,507        27,381,111
Unrealized appreciation (depreciation) on available for sale
     securities, net of deferred federal income taxes                                       2,335,796          (140,166)
                                                                                         ------------     -------------
     Total shareholders' equity                                                           111,891,181       100,200,834
                                                                                         ------------     -------------
     Total liabilities and shareholders' equity                                          $295,635,195     $ 265,035,341
                                                                                         ============     =============

                        MEADOWBROOK INSURANCE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                         1997             1996
                                                                    -------------     ------------
Net cash (used in) provided by operating activities                 $(11,833,453)     $  6,910,004
                                                                    ------------      ------------
Cash flows from investing activities:
     Purchase of debt securities held to maturity                             --       (26,506,680)
     Purchase of debt securities available for sale                  (12,297,046)       (2,834,919)
     Purchase of equity securities available for sale                 (3,832,224)               --
     Proceeds from maturity of debt securities held to maturity        4,611,894         7,172,691
     Proceeds from sale of debt securities held to maturity            1,690,955                --
     Proceeds from sale of debt securities available for sale         12,201,662                --
     Proceeds from sale of equity securities available for sale          460,691            69,918
     Proceeds from the sale of fixed assets                              389,157             1,000
     Capital expenditures                                             (1,937,852)       (2,072,434)
     Purchase of subsidiaries, net of cash of acquired                (1,497,929)               --
                                                                    ------------      ------------
         Net cash used in investing activities                          (210,692)      (24,170,424)
                                                                    ------------      ------------
Cash flows from financing activities:
     Additional expenses from initial public offering                         --           (51,193)
     Proceeds from bank loan                                          14,349,507                --
     Dividends paid on common stock                                     (483,341)         (344,800)
     Retirement of common stock                                         (222,041)               --
     Issuance of common stock                                             89,610                --
                                                                    ------------      ------------
         Net cash provided by (used in) financing activities          13,733,735          (395,993)
                                                                    ------------      ------------
Increase (decrease) in cash and cash equivalents                       1,689,590       (17,656,413)
Cash and cash equivalents, beginning of period                        19,002,241        41,906,577
                                                                    ------------      ------------
Cash and cash equivalents, end of period                            $ 20,691,831      $ 24,250,164
                                                                    ============      ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

In the third quarter of 1997, the Company sold securities that had been classified as held to maturity for the purpose of generating taxable realized gains to utilize the tax loss carryforwards which expire in 1997 and for other short-term operating needs. The specific securities sold and the related amortized cost and realized gains are as follow:

           SECURITY                       AMORTIZED COST     REALIZED GAIN
           --------                       --------------     -------------
Municipal Bond,   Chicago, IL                 $      192,400     $      16,006
Municipal Bond,   Santa Ana, CA                      116,295            16,366
Municipal Bond,   Wayne County, MI                   279,977            25,729
Municipal Bond,   Northeastern PA Hospital           201,173            18,355
Municipal Bond,   San Diego County, CA COP           178,170            21,174
Municipal Bond,   Indiana St Education               180,640            21,560
Municipal Bond,   Massachusetts Muni                 187,857            15,725
Municipal Bond,   Northeastern PA Hospital           200,000            19,528


The sale of the above held to maturity securities were for reasons other than those permitted by Statement of Financial Accounting Standards No. 115. Accordingly, the Company has reclassified the remaining held to maturity securities (with an amortized cost of $114.1 million and fair value of $115.8 million) to the available for sale category.






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

                         PART I - FINANCIAL INFORMATION

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


RESULTS OF OPERATIONS

ACQUISITION

On July 1st, 1997, the Company acquired for $9.4 million cash all of the outstanding stock of Crest Financial Corporation (Crest), a California-based holding company with subsidiaries operating in the insurance industry. This transaction was accounted for as a purchase and the operating results of Crest were consolidated into the Company's financial statements beginning this quarter. $3.1 million of goodwill was recorded as part of this transaction, which is being amortized over a 20 year period on a straight-line basis.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net income for the nine months ended September 30, 1997 was $9.6 million, an increase of $3.3 million, or 51.2%, from $6.4 million for same period in 1996. This increase was the result of a combination of the following items. Net earned premiums declined $14.9 million and losses and LAE decreased $3.7 million over the prior year, primarily due to the reinsurance of the surety business to Connecticut Surety, which began on December 1, 1996. Commission and fee revenue increased $6.3 million, which is mainly the result of additional fee revenue generated from both the Association Self Insurance Services, Inc. (ASI) acquisition in November of 1996 and the Crest acquisition. Salaries and employee benefits were up $1.8 million from the prior year due to the additional employees from ASI and Crest. Other operating expenses were down $11.7 million from the same period in 1996 as a result of ceding commissions recorded in connection with the reinsurance of the surety operation, in addition to management's efforts to control costs.

REVENUE

Revenue for the nine month period ended September 30, 1997 was $73.2 million, a decrease of $8.5 million, or 10.5%, from 1996's revenue of $81.7 million.

                                     Nine Months Ended September 30,
                                     -------------------------------
                                           1997       1996
                                         -------     -------
(In Thousands)
Risk management fees & commissions       $18,212     $11,932
Net earned premiums                       48,904      63,798
Net investment income                      6,034       5,940
Miscellaneous income                           7          26
                                         -------     -------
                                         $73,157     $81,696

Risk Management Fees and Commissions

The Company's risk management fee and commission income generated from its managed program operations and retail agency consist of the following:

                             Nine Months Ended September 30,
                             -------------------------------
                                   1997       1996
                                 -------     -------
(In Thousands)
Commissions                      $ 6,213     $ 3,987
Management fees                    5,069       4,167
Claims fees                        5,614       2,097
Loss control fees                    905       1,038
Reinsurance placement                404         625
Miscellaneous fees & charges           7          18
                                 -------     -------
                                 $18,212     $11,932

Net fee and commission income increased by $6.3 million, or 52.6%, to $18.2 million for the nine month period ended September 30, 1997, from $11.9 million for the same period in 1996. Claims fees increased $3.5 million to $5.6 million in 1997, from $2.1 million in 1996, which explains over half of the growth in risk management fees and commissions. This was mainly the result of $2.9 million of additional fee revenue generated from the ASI acquisition. Commissions were up $2.2 million to $6.2 million in 1997, from $4.0 million in 1996, $1.8 million of which is attributable to Crest. Management fees increased $902,000; $259,000 of which was additional revenue from Crest and the remainder was due to additional revenues from one new program and growth in two existing programs.

Insurance Premiums

The Company's gross premium written increased by $11.9 million, or 14.0%, to $96.9 million for the nine months ended September 30, 1997, from $85.0 million for the same period in 1996. This was mainly due to growth in existing programs, new programs, and retrospectively-rated adjustments, offset partially by discontinued programs. Existing business grew by $14.1 million, or 25.3%, and new business generated $8.3 million in additional premium. The growth in existing business was the result of two programs initiated in 1996 growing by a total of $7.9 million, $2.9 million in additional premium from assumed business, $1.4 million in growth from one program expanding into other states, and $2.3 million in additional revenue from one program's growth in its inland marine line of business. The new business was primarily generated from twelve new accounts and partially from the $954,000 in additional premium related to Crest's insurance subsidiary, Williamsburg. In addition, approximately $1.7 million of retrospectively-rated adjustments resulted in increased premiums. Partially offsetting the above items was the decrease in premium from discontinued programs. During 1996 the Company decided to decrease its writings in historically unprofitable programs which accounted for a $11.8 million decline in gross written premiums this year, $5.0 million of which was from surety and $6.8 million from other discontinued programs. Also, premium assumed from workers' compensation involuntary pools, in which the Company's insurance subsidiaries participate, decreased $523,000 from the prior year.

Net premium written decreased by $11.1 million, or 17.9%, to $50.7 million for the nine months ended September 30, 1997, from $61.7 million for the same period in 1996. On a pro forma basis, as if the reinsurance of the surety business had occurred at the beginning of 1996, net written premiums increased $6.7 million, or 15.3%. New business generated $2.7 million in additional premium ($954,000 of this was from Crest), existing business grew by $4.2 million, and retrospectively-rated programs increased by $1.8 million. These increases were partially offset by the $1.5 million decrease in non-surety discontinued programs and a $495,000 decline in workers' compensation involuntary pools.

Net premium earned decreased by $14.9 million, or 23.3%, to $48.9 million for the nine month period ended September 30, 1997, from $63.8 million for the same period in 1996. On a pro forma basis, net earned premiums increased by $1.8 million, or 3.9%, from 1996. This increase in earned premiums corresponds to the growth in new business of $2.0 million ($1.1 million from Crest) and existing programs of $1.9 million. As explained above, the growth in premiums was partially offset by decreases from non-surety discontinued programs of $1.6 million and workers' compensation involuntary pools of $571,000.

Net Investment Income

Net investment income was relatively flat at $6.0 million for nine months, from $5.9 million for the same period in 1996. This was a result of the decrease in cash and invested assets (net of the $11.4 million in cash held by the newly acquired Crest) as a result of cash outflows due to the Connecticut Surety reinsurance transaction, the acquisitions of ASI and Crest, and the run-off of the surety book of business and other discontinued programs. The pre-tax weighted average yield on invested assets was 5.3% for 1997 and 5.1% for 1996. The Company's investment philosophy is one of maximizing after-tax earnings through significant investments in tax-exempt bonds. Accordingly, the weighted average yield on invested assets on an after-tax basis was 4.8%, which is a slight increase from 4.6% for the same period in the prior year.

EXPENSES

Total expenses decreased $13.2 million, or 17.9%, to $60.6 million at September 30, 1997, from $73.8 million for the same period in 1996.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                       1997        1996
                                                     -------     -------

(In Thousands)
Net losses and loss adjustment expenses incurred     $27,532     $31,193
Salaries & employee benefits                          19,815      18,046
Other operating expenses                              12,877      24,548
Interest on notes payable                                366          --
                                                     -------     -------
                                                     $60,590     $73,787

Net losses and Loss Adjustment Expenses (LAE) Incurred

Net losses and LAE incurred decreased by $3.7 million, or 11.7%, to $27.5 million for the nine month period ended September 30, 1997, from $31.2 million for the same period in 1996. The loss and LAE ratio for 1997 was 60.5% as compared to 52.0% for 1996. On a pro forma basis, as if the Connecticut Surety reinsurance ceding arrangement on the surety business had occurred at the beginning of 1996, the loss and LAE ratio would have been 55.9% in 1996. Analyzing the results on a pro forma basis, the
4.6 point, or $3.2 million, increase was primarily from the run-off of claims on the surety bond book of business.

Salaries and Employee Benefits

Salaries and employee benefits increased by $1.8 million, or 9.8%, to $19.8 million for the nine months ended September 30, 1997, compared to $18.0 million for the same period in 1996. Salaries and employee benefits for 1997 include nine months of expenses for the 57 employees of ASI (purchased in November 1996) and three months of expenses for the 87 employees recently acquired from Crest. This increase is offset partially by the reduction in surety department salaries due to the Connecticut Surety arrangement. The average salaries and wages per person remained relatively consistent for the first nine months of 1997 compared to the same period in 1996.

Other Operating Expenses

Other operating expenses decreased by $11.7 million, or 47.5%, to $12.9 million for the nine month period ended September 30, 1997, from $24.5 million for the same period in 1996. On a pro forma basis, as if the reinsurance of the surety business had occurred at the beginning of 1996, expenses decreased $3.4 million, or 20.8%. Analyzing expenses utilizing GAAP insurance ratios, the expense ratio decreased 17.0 points on an actual basis and 8.0 points on a comparable pro forma basis. The $3.4 million, or 8.0 point, decrease is mainly the result of the earning of $2.9 million of previously deferred income from the Connecticut Surety arrangement, which was to cover expenses related to the run-off of the surety bond business. Underwriting expenses were reduced by this $2.9 million ceding commission, while incurred losses increased by the same amount. The remaining $475,000 of the decrease is the net result of management's cost cutting efforts and the close monitoring thereof, reduced partially by the additional expenses from ASI and Crest.

Interest Expense

Interest expense of $366,000 was recorded for the nine months ended September 30, 1997, related to draws on the Company's line of credit. There was no interest expense recorded for the nine months ended September 30, 1996, as there was no debt outstanding during 1996.

Federal Income Taxes

The provision for income taxes was $2.9 million for the nine month period ended September 30, 1997, and $1.5 million for the same period in 1996, representing effective tax rates of 23.2% and 19.3%, respectively. These tax rates were significantly lower than the 34% corporate rate due to the Company's heavily tax-exempt investment portfolio. The increase in the Company's effective tax rate was due to the growth in pre-tax underwriting income during 1997.

FOR THE THREE MONTHS ENDED SEPTEMBER  30, 1997 AND 1996

Net income for the quarter ended September 30, 1997, was $3.2 million, an increase of $2.7 million, from $493,000 for the same period in 1996. Revenue decreased by $1.3 million, expenses decreased by $5.1 million, and taxes increased by $1.0 million. The increase in net income was primarily due to the reinsurance of the surety book of business, which sustained losses in the third quarter 1996. In addition, increased profits were realized from core business operations, supplemented by favorable results from the ASI and Crest acquisitions.

REVENUE

Revenue decreased by $1.3 million, or 4.9%, to $26.4 million for the quarter, compared to $27.7 million for the same period in 1996. Net investment income was relatively unchanged, while earned premium decreased by $5.3 million, or 23.5%, and net fees and commissions increased by $3.9 million, or 117.7%. On a pro forma basis, as if the reinsurance of the surety business had occurred at the beginning of 1996, net earned premium increased by $824,000. As explained previously in the nine months ended section, this growth was the result of existing programs increasing by $1.7 and new business by $1.4 million ($1.1 million of this was from Crest). These premium increases were partially offset by the decline in workers' compensation involuntary pools of $1.4 million, retrospectively-rated programs of $194,000 and non-surety discontinued programs of $677,000. The increase in net fee and commission income is mainly the result of additional fee revenue generated from the ASI and Crest acquisitions.

EXPENSES

Expenses decreased by $5.1 million, or 18.5%, to $22.3 million for the quarter, compared to $27.4 million for the same period in 1996. Other operating expenses decreased by $2.9 million, or 31.1%, net losses and LAE incurred decreased by $3.3 million, or 28.4%, and salaries and employee benefits increased by $924,000, or 14.7%. These fluctuations are the result of the following items: On a pro forma basis, excluding surety, other operating expenses increased by $462,000. This is the net result of $1.5 million and $376,000 in increased expenses from the additions of Crest and ASI, respectively, and decreases resulting from management's cost cutting efforts. On a pro forma basis, net losses and LAE incurred have increased by $1.5 million, primarily from the run-off of claims on the surety book of business and partially due to the addition of Crest. Salaries and employee benefits were higher, due to the additional employees from ASI and Crest, offset partially by the reduction in surety department salaries due to the Connecticut Surety arrangement.

FEDERAL INCOME TAXES

The provision for income taxes was $860,000 for the quarter, compared to a benefit of $189,000 for the same period in 1996, representing effective tax rates of 21.3% and (62.1%), respectively. These tax rates were significantly lower than the 34% corporate rate due to the Company's heavily tax-exempt investment portfolio. The increase in the Company's effective tax rate over the prior year was due to the significantly better underwriting results in 1997.

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

Cash flows from operations for the nine month period ended September 30, 1997, was a negative $11.8 million, as compared to a positive $6.9 million for the same period in 1996. The negative cash flow for 1997 is the result of the Connecticut Surety transaction, combined with the run-off of surety and other discontinued programs. The Company expects cash flows from operations to be positive for the fourth quarter of 1997. At September 30, 1997, the Company held $20.7 million in cash and cash equivalents.

The Company has one unsecured line of credit totaling $15.0 million, of which $14.3 million was outstanding at September 30, 1997. The line expires on January 1, 2000. The Company drew on this line of credit to meet cash flow needs, primarily to consummate the acquisitions of both Crest and ASI and to settle claims on surety and other discontinued programs. The Company had no debt outstanding during 1996.

In the third quarter of 1997, the Company sold securities that had been classified as held to maturity for the purpose of generating taxable realized gains to utilize the tax loss carryforwards which expire in 1997 and for other short-term operating needs. The Company has reclassified the remaining held to maturity securities to the available for sale category. (See Note 1)

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(A) The following documents are filed as part of this Report:


Exhibit
  No.                    Description
-------                  -----------
   11             Statement re computation of per share earnings
   27             Financial Data Schedule

(B)      Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MEADOWBROOK INSURANCE GROUP, INC.


                                      By:/s/   Daniel G. Gibson
                                         -----------------------
                                         Chief Financial Officer



Dated:   November 12, 1997

                                EXHIBIT INDEX
                                -------------

Exhibit No.       Description
-----------       -----------
   11             Statement re computation of per share earnings
   27             Financial Data Schedule