Form 10-K
period 1997-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 1998-03-31
CIK 949156

==============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                ----------------

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-14094

                        MEADOWBROOK INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

MICHIGAN                                                            38-2626206
(State of Incorporation)                     (IRS Employer Identification No.)

                26600 TELEGRAPH ROAD, SOUTHFIELD, MICHIGAN 48034
                                 (248) 358-1100
        (Address, zip code and telephone of principal executive offices)
                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(d) OF THE ACT:

                                                         NAME OF EXCHANGE
       TITLE OF EACH CLASS                              ON WHICH REGISTERED
       -------------------                              -------------------
    Common Stock, $.01 per share                    New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock (common stock, $.01 par value) held by non-affiliates of the registrant was $150,678,044 on March 20,1998, based on the closing sales price of the Common Stock on such date.

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on March 20,1998 was 8,660,164

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's proxy statement for the annual meeting scheduled for May 18, 1998 are incorporated by reference into Part III of this report and certain portions of the 1997 Annual Report to Shareholders are incorporated herein by reference into Part II of this report.

==============================================================================

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

The Company serves as a holding company for not only Meadowbrook but also for Star Insurance Company ("Star"), Savers Property and Casualty Insurance Company ("Savers") and American Indemnity Insurance Company Ltd. ("American Indemnity"). Star was formed in 1985 as a subsidiary of Star Holding Company. Star then acquired Savers in 1990, and the Company acquired American Indemnity in 1994.

The Company acquired Association Self Insurance Services, Inc. ("ASI") of Montgomery, Alabama in November of 1996. The acquisition was not material to the Company's results of operations. ASI is a full service risk-management operation focused on pools and funds whose services include claims, loss control, managed care, and policy issuance. ASI's operations were consolidated with the Company's existing operations in Montgomery, Alabama.

In July of 1997, the Company acquired Crest Financial Services ("Crest"), a California based holding company which holds 100% of Williamsburg National Insurance Company ("Williamsburg"), an insurance carrier, and Crest Financial Services, a risk management service company. Crest provides these services primarily to the trucking industry within California. The acquisition was not material to the Company's results of operation.

INDUSTRY SEGMENTS

Since 1976, the Company has been developing and managing alternative market risk management programs for defined client groups and their members. The alternative market, which developed as a result of historical volatility in the cost and availability of traditional commercial insurance coverages, includes a wide range of approaches to financing and managing risk exposures, such as captives and rent-a-captives, risk retention and risk purchasing groups, governmental pools and trusts and self-insurance plans. According to an industry report made in 1994, the alternative market accounts for an estimated $61 billion, or 33%, of the estimated $186 billion of United States property and casualty premium written; and according to industry sources is expected to reach an estimated $85 billion, or 38%, of the estimated $225 billion of United States property and casualty premium written in the year 2000. The Company believes that the alternative market has continued to expand even during the current soft market as a result of the desire of many insureds to exercise greater control over the risk management process and to obtain customized risk management services.

GENERAL

The Company provides alternative risk management programs and services primarily to industry, public entities, and trade/professional groups. Revenues are generated from four principal sources: fees from program management services, commissions earned on insurance placed by a subsidiary with other carriers, earned insurance premiums, and investment income. The subsidiaries of the Company that provide these services are Star, Savers, Crest and its wholly owned insurer Williamsburg, American Indemnity, ASI, and Meadowbrook, the risk management company.

Through these subsidiaries the Company develops programs, which are customized packages of services or coverages marketed to the group's members. The programs are categorized by the level of risk assumed by the Company either as managed programs, risk-sharing programs, or fully-insured programs.

The Company's capabilities in the provision of both services and insurance coverages provide flexibility for the consideration and implementation of a variety of alternative market solutions. Services provided and insurance lines of business include:


                   SERVICES                               LINES OF BUSINESS

   -  Risk Analysis and Identification               -  Workers' Compensation
   -  Feasibility Studies                            -  Commercial Multi-Peril
   -  Program and Product Design                     -  General Liability
   -  Sales, Marketing and Public Relations            -- Errors and Omissions
   -  Consultation, Education and Training             -- Automobile
   -  Captive Formation                                -- Owners, Landlord and
   -  Captive Management (Onshore and Offshore)            Tenant
                                                     -  Employment Practices
                                                          Liability
   -  Rent-a-Captive                                 -  Professional Liability
   -  Underwriting/Risk Selection                      -- Legal
   -  Policy Issuance                                  -- Medical Malpractice
   -  Reinsurance Brokerage                            -- Real Estate Appraisers
   -  Claims Handling and Administration               -- Accountants
   -  Litigation Management                            -- Pharmacists
   -  Accounting and Financial Statement Preparation -  Inland Marine
   -  Regulatory Compliance                            -- Cargo
   -  Actuarial and Loss Reserve Analysis              -- Watercraft
   -  Loss Prevention and Control                    -  Product Liability
   -  Legal and Audit Support                        -  Excess Reinsurance
   -  Information Technology and Processing          -  Commercial Property


DESCRIPTION OF SERVICES AND CAPABILITIES

PROGRAM DESIGN. Prior to implementing a new program, the Company reviews a significant amount of data, including: financial projections for the contemplated program; historical loss experience; actuarial studies of the underlying risks; the creditworthiness of the potential client; and the availability of reinsurance. A senior management team and associates representing each of the risk-management disciplines within the Company work together to design, market and implement new programs. While the Company does not generate substantial fees for program design services, these services are an integral part of the Company's program management services.

FORMATION AND MANAGEMENT OF RISK-BEARING ENTITIES. The Company generates fees by forming and managing risk-bearing entities for clients and agents. The Company currently manages over twenty-nine captives and holds a minority interest in ten of these captives. The offshore captives are managed by the Company's subsidiaries in Bermuda and Barbados.

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

CLAIMS HANDLING AND ADMINISTRATION. The Company is experienced in handling and managing claims for workers' compensation and most other casualty lines, property and general liability. It handles all claims functions for most of the programs managed by the Company. The Company's involvement in claims handling and administration provides feedback to program managers in assessing the client's risk environment and the overall structure of the program.

SALES AND MARKETING. The Company markets its programs and services to associations, groups, local, regional and national insurance agents and insurance consultants. Once a program has been developed for a particular association or group, the Company generally then markets the program to members of the association or group. Sales and marketing efforts include personal contact, direct mail, telemarketing, advertising, internet based marketing (www.meadowbrookinsgrp.com), and attendance at seminars and trade and industry conventions.

CUSTOMERS, MARKETING AND DISTRIBUTION

FEE BASED OPERATIONS:

AGENCY. The Company earns commissions through the operation of a retail property and casualty insurance agency. Formed in 1955 as Meadowbrook's original business, the insurance agency places principally commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than 25 insurance carriers. The agency has grown to be one of the largest agencies in Michigan. In addition, with the 1997 acquisition of Crest, the Company added two California based subsidiaries: a licensed insurance agent, and a licensed general agent and excess and surplus lines broker.

In total, the Company's agency operations generated commissions of $7.6 million, $4.8 million and $4.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. In addition to its independent retail agency activities, the Company's insurance agency also earns revenue by serving as agent for several of the Company's programs, including two of its ten largest programs.

MANAGED PROGRAMS. In a managed program, the Company, through Meadowbrook, earns commission and fee revenue by providing management and other services to a client's risk-bearing entity, but generally does not share in the operating results of such programs. The Company believes that its managed programs provide a stable source of revenue as well as opportunities for revenue growth without a proportionate increase in expenses. Revenue growth may occur through the sale of existing managed program products to additional members of the sponsoring client group, the expansion of coverages and services provided to existing programs and the creation of programs for new client groups (such as additional municipal associations) with needs that are similar to existing client groups.

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

In addition to municipal associations, Meadowbrook also manages mutual insurance companies, offshore captives and other insurance entities including the Company's insurance subsidiaries Star, Savers and Williamsburg.

In total, Meadowbrook employs 585 associates.

INSURANCE OPERATIONS:

The Company's major insurance subsidiaries, Star, Savers and Williamsburg, collectively the "Insurance operations", issue insurance policies for both risk-sharing and fully-insured programs. These companies are complemented by American Indemnity, which offers clients a rent-a-captive vehicle for risk-sharing programs. The insurance operations are managed by Meadowbrook and have no employees.

The Insurance operations are authorized to write business, on either an admitted or surplus lines basis, in fifty states. Through both risk-sharing and fully insured programs, the Insurance operations primarily offer workers' compensation, commercial multiple peril, inland marine and other liability. The Insurance operations also provide policy issuance services for surety bonds and transfer the risk to Connecticut Surety (see Surety Bonds below). For the year ended December 31, 1997, workers' compensation line of business accounted for 44.8% and 48.1% of gross written premiums and net earned premiums, respectively.

Star, Savers, and Williamsburg are domiciled in Michigan, Missouri, and California, respectively.

During 1997, A.M.Best affirmed an A-, A-, and B++ for Star, Savers, and Williamsburg, respectively. A.M. Best ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. No assurances can be given that in the future A.M. Best will not reduce or withdraw the ratings of the Company's insurance subsidiaries.

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

The Company's experience has been that the number of claims and the cost of losses tend to be lower in risk-sharing programs than with traditional forms of insurance. The Company believes that client risk-sharing motivates insureds to focus on loss prevention and control measures and to establish and adhere to stricter underwriting guidelines. As a result of its experience with risk-sharing programs, the Insurance operations have sustained a ten year average combined ratio of 95.3% and have outperformed the industry by an average of 12 points.

The Company assists the sponsoring group in forming a captive, which is capitalized by contributions from members of the sponsoring group in exchange for shares of the captive. The captive is generally managed for a fee by an offshore subsidiary of the Company. The Company works with the client to determine the amount of risk exposure that will be assumed by the captive, which varies depending on the captive's capitalization, the line of business, the amount to be retained by the Company and the amount to be reinsured by excess reinsurers. The Company then issues an insurance policy and receives premium from the insured. Pursuant to the quota-share reinsurance agreement with the captive, the Company generally transfers (cedes) a portion of the retained risk to the captive and pays to the captive its share of the net premium (after deducting ceding commissions, policy issuance fees, the cost of excess reinsurance, taxes and other fees and expenses). The Company generally seeks to cede approximately 50% of its loss exposures, but in some cases cedes as little as 20% or as much as 80% of its loss exposures. The Company secures obligations due from captives through the use of funds withheld trusts and letters of credit. Through its reinsurance intermediary subsidiaries, the Company obtains excess-of-loss reinsurance, subject to agreed upon limits and retention levels. The Company generally administers all claims handling functions, and the captive provides funds to the Company for the payment of the captive's proportionate share of paid claims and claims expenses. The captive realizes investment income from its capital, unearned premium and loss reserves, and shares in the underwriting results.

The Company also offers its clients "rent-a-captive" risk-sharing programs. These programs allow a client to retain a significant portion of its own loss exposure without the administrative costs and capital commitment required to establish and operate its own captive.

In another variation on client risk-sharing, the Company establishes retrospectively-rated programs for individual accounts. In such a program, the Company works with the client to develop the appropriate self-insured retention and loss fund amount and then helps arrange for excess of loss reinsurance. The client reimburses the Company for all claims payments within the client's retention. The Company generally earns a management fee (which includes claims and loss control fees). In most of these programs, the Company also participates in the operating results of the reinsurance coverage and earns a ceding commission.

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

The agent may own a captive or purchase an interest in a rent-a-captive which acts as a reinsurer on business produced. In some cases, the captive's shareholders may include key producers, subproducers and insureds. In other circumstances, the agent accepts a lower up-front commission in exchange for a multi-year contingent commission based on operating results. The Company believes that multi-year commission structures motivate the agent to produce business with better risk characteristics and higher profit potential.

FULLY-INSURED PROGRAMS. In a fully-insured program, the Company earns premium revenue by providing insurance coverage without a risk-sharing mechanism. The Company may provide fully-insured programs when it perceives opportunities for the development of risk-sharing programs in the future.

SURETY BONDS. The Company formed a surety bond business unit in late 1993 and began issuing surety bonds for contractors and licensees in 1994. The Company earned premium revenue on surety bonds issued through general agents throughout the United States, including a wholly-owned subsidiary of the Company. General agents were paid commissions and, in some cases, profit sharing bonuses based upon loss ratios. The general agents had limited underwriting authority. In marketing payment and performance surety bonds to clients, the Company generally considered the net worth and working capital ratios and the client's experience, expertise, financial statements and historical track record. In certain instances, the Company required collateral before issuing a surety bond. The form of collateral varied depending upon an assessment of the risk factors associated with the surety bond. Generally, collateral consisted of escrowed cash, letters of credit or investment securities, all of which was held through the term of the bond.

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

DEPENDENCE ON KEY PROGRAMS

The Company provides alternative risk management programs and services to certain large client groups and associations and then markets them to their individual members. In 1997, 1996, and 1995 the Company's top four programs, excluding the surety bond business, accounted for 46%, 37% and 34%, respectively, of the Company's total net earned premiums on an actual basis. The loss or cancellation of any of the Company's significant programs by the relevant client groups, or the general availability of commercial market coverage to members of such groups on more favorable terms than provided under the Company's programs, could have an adverse effect on the Company's results of operations.

RESERVES

The information required by this item is incorporated by reference to pages 23, 36, 37, and 41 of the Company's 1997 Annual Report to Shareholders.

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



Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company, and the Company's payment of that loss. To recognize liabilities for unpaid losses, the Company establishes reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and loss adjustment expenses ("LAE").

The following table shows the development of reserves for unpaid losses and LAE from 1988 through 1997 for the Company's current insurance subsidiaries.

Due to the Company's adoption of SFAS 113, the bottom portion of the table shows the impact of reinsurance for the years 1992 through 1997, reconciling the net reserves shown in the upper portion of the table to gross reserves.

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                            YEARS ENDED DECEMBER 31,
                             (Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------
                           1988    1989     1990     1991     1992     1993    1994     1995     1996     1997
                         -------- ------- -------- -------- -------- -------- ------- -------- -------- ---------
-----------------------------------------------------------------------------------------------------------------
Reserves for losses
  and LAE at end
    of period..........    $6,311   $6,262   $9,293  $13,964  $23,545 $35,744  $47,149  $64,668  $65,775 $60,786
    Cumulative paid as of:
    1 year later.......     2,512    1,737    2,877    4,326    5,420  11,172   15,792   25,659   31,626

    2 years later......     3,484    3,284    4,796    6,309   10,052  19,298   26,227   42,969
    3 years later......     4,178    4,508    5,117    7,652   13,554  23,571   33,227
    4 years later......     5,103    4,195    5,971    8,954   15,598  26,700
    5 years later......     4,625    4,594    6,568    9,564   16,574
    6 years later......     4,822    4.970    6,786   10,360
    7 years later......     5,126    5,154    7,123
    8 years later......     5,257    5,425
    9 years later......     5,378
    Reserves re-estimated
      as of end of year:
    1 year later.......     5,466    8,204    9,939   14,693   22,609  35,354   46,738   65,058   67,010
    2 years later......     7,228    7,488    9,800   14,361   21,661  33,524   45,578   65,312
    3 years later......     6,010    7,296    9,396   12,853   20,909  33,308   45,255
    4 years later......     6,374    6,683    8,758   12,649   20,623  33,685
    5 years later......     5,961    6,299    8,600   12,525   19,639
    6 years later......     5,825    6,293    8,371   12,186
    7 years later......     5,850    6,128    7,970
    8 years later......     5,798    5,866
    9 years later......     5,623
    Cumulative redundancy
      (deficiency):
      Dollars..........    $  688    $ 396   $1,323  $ 1,778  $ 3,906 $ 2,059  $ 1,894   $ (694) $(1,235)
      Percentage.......    10.90%    6.32%   14.24%   12.73%   16.59%   5.76%    4.02%   -1.00%   -1.88%

  Net reserves.........                                       $23,545 $35,744  $47,149  $64,668  $65,746 $60,786
  Ceded reserves.......                                        20,399  14,707   17,844   22,318   26,644  38,193
  Gross reserves.......                                        43,944  50,451   64,993   86,986   92,390  98,979
                                                               ------  ------   ------   ------   ------  ------
  Net re-estimated.....                                        19,639  33,685   45,255   65,312   67,010      --
  Ceded re-estimated...                                        22,442  16,004   21,478   28,560   28,795      --
  Gross re-estimated...                                        42,081  49,689   66,733   93,618   95,805      --
                                                               ------  -------- -------- ------   --------------
Gross cumulative
   redundancy
   (deficiency) .....                                        $  1,863   $ 962 $(1,740) $(6,632) $(3,415)      --
-----------------------------------------------------------------------------------------------------------------

Loss and LAE reserves have historically developed redundancies on a net basis apart from the most recent two years. The cumulative deficiencies of $644,000 and $1,235,000 in 1995 and 1996, respectively, reflect adverse development on the surety bond program, partially offset by favorable development in the residual market pools. The residual market pools in many states have declined resulting in reductions in pool premiums and losses. Gross deficiencies of $6,632,000 and $3,415,000 in 1995 and 1996, respectively, also reflect adverse development on the surety bond program. Payments on both a gross and net basis have typically been about one third of respective prior year-end reserves. However, in 1997, net payments were 48% of 1996 reserves due to two novations conducted in 1997 as well as the run-off of the surety bond business. In addition, gross payments in 1993 were 46.1% of 1992 year-end gross reserves, due to the settlement of the large claim on an agent risk-sharing program covering a type of risk that is no longer insured by the Company. Net payments in 1993 were only 23.0% of 1992 year-end net reserves, due to the commutation of a reinsurance treaty with a captive in which the recapture of $4.5 million in loss and loss adjustment reserves was recorded as a reduction in net paid losses. Excluding the effects of these two items, 1993 payments would have represented 33.8% and 37.1% of 1992 year-end reserves on a gross and net basis, respectively.

INVESTMENTS

The information required by this item is incorporated by reference to pages 22, 35, and 38-41 of the Company's 1997 Annual Report to Shareholders.

COMPETITION AND PRICING

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

In addition to the regulatory oversight of the Company's insurance subsidiaries, the Company is also subject to regulation under the Michigan, Missouri and California Insurance Holding Company System Regulatory Acts (the "Holding Company Acts"). The Holding Company Acts contain certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. The Holding Company Acts contain special reporting and prior approval requirements with respect to transactions among affiliates.

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

The Company's reinsurance intermediaries are subject to regulation as reinsurance intermediaries. Under applicable regulations, the intermediary is responsible as a fiduciary for funds received for the account of the parties to the reinsurance transaction and is required to hold such funds in appropriate bank accounts subject to restrictions on withdrawals and prohibitions on commingling.

INSURANCE REGULATION CONCERNING CHANGE OR ACQUISITION OF CONTROL

Star, Savers and Williamsburg are domestic property and casualty insurance companies organized, respectively, under the insurance laws (the "Insurance Codes") of Michigan, Missouri and California. The Insurance Codes provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control containing certain information required by statute and published regulations and provide a copy of such to the domestic insurer. In all three states, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of any other person.

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

Any future transactions that would constitute a change in control of the Company would also generally require prior approval by the Insurance Departments of Michigan, Missouri and California and would require pre-acquisition notification in those states which have adopted pre-acquisition notification provisions and in which the insurers are admitted. Such requirements may deter, delay or prevent certain transactions that could be advantageous to the stockholders of the Company.

RESTRICTIONS ON DIVIDENDS AND RISK-BASED CAPITAL

The information required by this item is incorporated by reference to pages 25-27 and 44 of the Company's 1997 Annual Report to Shareholders.


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


In 1997, Star had one ratio which varied from the "usual value" range as follows:

    For Star:
                               RATIO           USUAL RANGE    STAR VALUE
                      -----------------------  -----------    ----------
                      Agents' balances /         under 40         43
                      Surplus................

Star's "agents' balance to surplus ratio" was affected by increased gross premium writings in the fourth quarter. In particular, two portfolio transfers (novations) occurred in late 1997 and will be collected and remitted to reinsurers in early 1998. Eliminating the effect of these portfolio transfers, the agents' balance would have been 30, which puts Star within the usual range.

ITEM 2.  PROPERTIES

The Company currently leases its corporate offices in Southfield, Michigan from 26600 Development Associates Limited Partnership. In 1996, the Company paid rent in the amount of approximately $1,060,000. The term of the lease for the offices in Southfield expires on September 30, 2004. The Company, through its subsidiaries, is also a party to various leases for locations in which such subsidiaries have offices. The Company does not consider any of these leases to be material.

ITEM 3. LEGAL PROCEEDINGS

On June 26, 1995, two shareholders of a former agent of Star initiated legal proceedings against, among others, Star and Meadowbrook. The plaintiffs have requested injunctive relief, compensatory damages, punitive and exemplary damages, and attorney's fees in an unspecified amount. The Nevada Insurance Department revoked the license of the first plaintiff and denied further licensing of the second plaintiff. The Company is vigorously defending itself and has filed counterclaims against the plaintiffs. While the Company believes that it has meritorious defenses and counterclaims in this lawsuit, there can be no assurance that the Company's results of operations and financial condition will not be materially adversely affected by this lawsuit. The ultimate outcome of the lawsuit cannot be determined at this time, and the Company is unable to estimate the range of possible loss, if any.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

Not applicable


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to page 51 of the Company's 1997 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to page 28 of the Company's 1997 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to pages 19-27 of the Company's 1997 Annual Report to Shareholders.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to pages 30-34 of the Company's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable
                                    PART III


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


ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the caption "Directors and Executive Officers" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 1998, which is hereby incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the captions "Executive Compensation", "Report of Compensation Committee on Executive Compensation" and "Stock Performance Graph" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 1998, which are hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 1998, which is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(A) The following documents are filed as part of this Report:


1. Financial Statements: The following Consolidated Financial Statements of Meadowbrook Insurance Group, Inc., the accompanying Notes to Consolidated Financial Statements and Report of Coopers & Lybrand L.L.P., Independent Accountants, have been incorporated herein by reference in their entirety, from pages 29-49 of the 1997 Annual Report to Shareholders:

Report of Coopers & Lybrand L.L.P., Independent Accountants

Consolidated Balance Sheet -  December 31, 1997 and 1996

Consolidated Statement of Income - Fiscal Years Ended December 31, 1997, 1996 and 1995

Consolidated Statement of Shareholders' Equity - Fiscal Years Ended December 31, 1997, 1996 and 1995

Consolidated Statement of Cash Flows - Fiscal Years Ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements


2.  Report of Independent Accountants on Financial Statement
         Schedule Listed Under 14(a)3 of this Form 10-K (attached on pg. 17)


3.  Financial Statement Schedule

Schedule II    Condensed Financial Information of Registrant   (attached on
                                                                pg. 18-20)

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

INDEX TO EXHIBITS

Exhibit
  No.                              Description                    Filing Basis
-------                            -----------                    ------------
3.1      Articles of Incorporation of the Company, including
          Certificate of Amendment to the Articles of
          Incorporation.                                                *

3.2      Bylaws of the Company.                                         *

10.1     Employment Agreement between the Company and
          James R. Parry, Sr.  ("Parry")    dated January 1, 1993.      *

Exhibit
  No.                              Description                    Filing Basis
-------                            -----------                    ------------
10.2     Management Services Agreement among the Company,
         Star, Savers and Meadowbrook dated January 1, 1993.            *

10.3     Meadowbrook Insurance Group, Inc. 1995 Stock Option Plan.      *

10.4     Lease between Meadowbrook and 26600 Development
         Associates Limited Partnership, with fourth amendment to
         lease dated March 21, 1995.                                    *

10.5     Fifth and sixth Amendments to Lease between Meadowbrook
          and 26600 Development Associates Limited Partnership
          dated August 7, 1995 and May 13, 1996.                        *

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

11       Statement re computation of per share earnings.        Pg. 21

13       1997 Annual Report to Shareholders.                    Pg. 22-75

21       List of Subsidiaries.                                  Pg. 76

23       Consent of Independent Accountants                    Pg. 77

24       Power of attorney.                                    Pg. 78

27       Financial Data Schedule.                              Pg. 79

28.1     Star Insurance Company's 1997 Schedule P.             Pg. 80 - 131 **

28.2     Savers Property & Casualty Insurance Company's 1997
           Schedule P.                                         Pg. 132 - 187**

28.3     Williamsburg National Insurance Company's 1997
           Schedule P.                                         Pg. 188 - 244**
(*)      Incorporated by reference to Form S-1 Registration
           Statement (No. 33-2626206) of Meadowbrook
           Insurance Group, Inc. declared effective November 20, 1995.

(**)     Submitted in paper format under separate cover; see Form SE filing.


(B) REPORTS ON FORM  8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Southfield, Michigan, on March 26, 1998.

                                    MEADOWBROOK INSURANCE GROUP, INC.

                        By:                      **
                                 ------------------------------------
                                          Merton J. Segal
                                 Chairman and Chief Executive Officer
                                 (Principal Executive Officer)

                        By:/s/                 Daniel G. Gibson
                                 ------------------------------------------
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)
Dated:   March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature                             Title                         Date
---------                             -----                         ----

      **                 Chairman, Chief Executive Officer and    March 26, 1998
----------------------   Director  (Principal Executive Officer)
Merton J. Segal


      **                  Vice Chairman and  Director             March 26, 1998
----------------------
Warren D. Gardner


/s/   Robert S. Cubbin    Office of the President, Secretary      March 26, 1998
----------------------    and Director
Robert S. Cubbin


      **                 Office of the President, Treasurer       March 26, 1998
----------------------   and Director
Joseph C. Henry


      **                 Office of the President,                 March 26, 1998
----------------------   Chief Marketing Officer and Director
James R. Parry, Sr.


        **               Director                                 March 26, 1998
----------------------
Bruce E. Thal


        **               Director                                 March 26, 1998
----------------------
Hugh W. Greenberg


** By: /s/ Robert S. Cubbin
       ----------------------
                         Robert S. Cubbin, Attorney-in-fact

                      [LETTERHEAD OF COOPERS & LYBRAND]


                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Meadowbrook Insurance Group, Inc.

We have audited the consolidated financial statements of Meadowbrook Insurance Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which financial statements are included on pages 30 through 49 of the 1997 Annual Report to Shareholders of Meadowbrook Insurance Group, Inc. and Incorporated by reference herein. We have also audited the financial statement schedule listed under
Item 14(A)3 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadowbrook Insurance Group, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND LLP

Detroit, Michigan
March 19, 1998

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        MEADOWBROOK INSURANCE GROUP, INC.
                               PARENT COMPANY ONLY

                                INCOME STATEMENT

                        For the years ended December 31,

                                     -------



                                        1997          1996           1995
                                    -----------    -----------    -----------
Revenue:                            $    23,970    $   275,740    $   129,376

Operating expenses:
     Interest expense                   370,875           --          316,175
     Other expenses                     488,274        350,849        109,770
                                    -----------    -----------    -----------

         Total Operating Expenses       859,149        350,849        425,945
                                    -----------    -----------    -----------


Loss before federal income taxes       (835,179)       (75,109)      (296,569)


Federal income tax benefit             (293,955)       (41,940)      (100,834)
                                    -----------    -----------    -----------


Net loss before subsidiary equity      (541,224)       (33,169)      (195,735)
  earnings                          -----------    -----------    -----------



Subsidiary equity earnings           13,583,680      8,739,193      7,415,605
                                    -----------    -----------    -----------


Net Income                          $13,042,456    $ 8,706,024    $ 7,219,870
                                    ===========    ===========    ===========

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        MEADOWBROOK INSURANCE GROUP, INC.
                               PARENT COMPANY ONLY

                                  BALANCE SHEET

                        As of December 31, 1997 and 1996

                                     -------



                                                       1997         1996
                                                  -------------   -------------
         ASSETS

Cash and cash equivalents                         $      64,996   $   1,056,424
Investment in subsidiaries                          114,837,287      91,772,990
Receivables from subsidiaries                         6,894,567       6,975,678
Intangible assets                                     3,073,693
Other assets                                            521,303         639,376
                                                  -------------   -------------

     Total Assets                                 $ 125,391,846   $ 100,444,468
                                                  =============   =============


         LIABILITIES

Other liabilities                                 $     305,933   $     243,634
Line of credit                                        9,639,507            --
                                                  -------------   -------------

     Total Liabilities                                9,945,440         243,634


         SHAREHOLDERS' EQUITY

Common Stock                                             86,602          86,493
Additional paid in capital                           72,650,671      72,873,396
Retained earnings                                    39,730,884      27,381,111
Unrealized appreciation (depreciation) on
    available for sale securities                     2,978,249        (140,166)
                                                  -------------   -------------

     Total Shareholders' Equity                     115,446,406     100,200,834
                                                  -------------   -------------

     Total Liabilities and Shareholders' Equity   $ 125,391,846   $ 100,444,468
                                                  =============   =============

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        MEADOWBROOK INSURANCE GROUP, INC.
                               PARENT COMPANY ONLY

                             STATEMENT OF CASH FLOWS

                        For the years ended December 31,

                                     -------



                                            1997            1996            1995
                                        ------------    ------------    ------------
Net cash provided by (used in)
   operating activities:                $    445,015    $ (6,145,849)   $   (718,847)
                                        ------------    ------------    ------------

Cash Flow from Investing Activities:
   Investment in subsidiaries             (9,513,711)           --       (32,504,672)
                                        ------------    ------------    ------------

Net cash used in
     investing activities:                (9,513,711)           --       (32,504,672)
                                        ------------    ------------    ------------


Cash Flows from Financing Activities:
   Proceeds from borrowings               11,139,507            --              --
   Principal payments on borrowings       (2,146,940)           --        (3,500,000)
   Additional expenses from IPO                 --          (221,018)           --
   Dividends paid on common stock           (692,683)       (517,797)           --
   Retirement of common stock               (222,616)       (470,370)        (27,655)
   Issuance of common stock                     --           318,739      44,242,503
                                        ------------    ------------    ------------


       Net cash (used in) provided by
         financing activities:             8,077,268        (890,446)     40,714,848
                                        ------------    ------------    ------------


Increase/(decrease) in cash and
     cash equivalents                       (991,428)     (7,036,295)      7,491,329
Cash and cash equivalents,
     beginning of year                     1,056,424       8,092,719         601,390
                                        ------------    ------------    ------------
Cash and cash equivalents
     end of year                        $     64,996    $  1,056,424    $  8,092,719
                                        ============    ============    ============