Form 10-Q
period 1998-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 1998-05-15
CIK 949156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 --------------


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDED MARCH 31, 1998


                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
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

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 13, 1998 was 8,660,164.
Total number of Pages:  13
                       ----

================================================================================

                                TABLE OF CONTENTS



                                                                    PAGE
PART I - FINANCIAL INFORMATION                                      ----


ITEM 1 - FINANCIAL STATEMENTS
            Condensed Consolidated Statements of Income               3-4
            Condensed Consolidated Balance Sheet                        5
            Condensed Consolidated Statement of Cash Flows              6
            Notes to Consolidated Financial Statements
            and Management Representation                               7



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                               8-11



PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              12



SIGNATURES                                                             13

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS



                        MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                           1998             1997
                                                       -------------    ------------

Revenues:
     Net premium earned                                 $ 19,063,281    $ 14,790,662
     Net commissions and fees                              7,757,866       5,640,032
     Net investment income                                 2,115,092       1,947,023
                                                        ------------    ------------
         Total Revenues                                   28,936,239      22,377,717


Expenses:
     Loss and loss adjustment expenses                    23,799,587      14,785,019
     Reinsurance recoveries                              (13,432,725)     (6,905,973)
                                                        ------------    ------------
     Net loss and loss adjustment expenses                10,366,862       7,879,046

     Other operating expenses                              6,258,730       4,328,829
     Salaries and employee benefits                        7,962,774       6,253,665
                                                        ------------    ------------
         Total Expenses                                   24,588,366      18,461,540

         Income before income taxes                        4,347,873       3,916,177

Federal income taxes:
     Current                                                 927,184         904,268
     Deferred                                                136,893          39,014
                                                        ------------    ------------
         Total income taxes                                1,064,077         943,282
                                                        ------------    ------------
         Net income                                     $  3,283,796    $  2,972,895
                                                        ============    ============

Earnings per share:
     Basic                                                     $0.38           $0.34
     Assuming Dilution                                         $0.36           $0.33

Weighted average number of common shares outstanding:
     Basic                                                 8,660,164       8,652,824
     Assuming Dilution                                     9,236,741       9,128,521

                        MEADOWBROOK INSURANCE GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)





                                                                                  1998
                                                                              -----------
Net Income                                                                    $ 3,283,796
     Other comprehensive income, net of tax:
       Unrealized losses on securities:
         Unrealized holding losses arising during the period                     (376,023)
         Less: reclassification adjustment for gains included in net income           (44)
                                                                              -----------
Other comprehensive income                                                       (376,067)
                                                                              -----------
Comprehensive income                                                          $ 2,907,729
                                                                              ===========



                                                                                  1997
                                                                              -----------
Net Income                                                                    $ 2,972,895
     Other comprehensive income, net of tax:
       Unrealized losses on securities:
         Unrealized holding losses arising during the period                      (54,866)
         Less: reclassification adjustment for gains included in net income            (9)
                                                                              -----------
Other comprehensive income                                                        (54,875)
                                                                              -----------
Comprehensive income                                                          $ 2,918,020
                                                                              ===========


                        MEADOWBROOK INSURANCE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                       (UNAUDITED)
                                                                        MARCH 31,     DECEMBER 31,
                                                                          1998            1997
                                                                       ------------   ------------
Investments:
     Debt securities available for sale, at fair value
         (cost of $138,146,402 and $137,613,515)                       $141,479,486   $141,465,353
     Equity securities available for sale, at fair value
         (cost of $5,558,557 and $4,951,545)                              6,168,172      5,612,207
Cash and cash equivalents                                                17,854,434     20,214,994
                                                                       ------------   ------------
         Total investments and cash and cash equivalents                165,502,092    167,292,554
Premiums and agent balances receivable                                   55,748,231     51,132,125
Reinsurance recoverable on:
     Paid losses                                                         14,065,393      9,887,997
     Unpaid losses                                                       43,772,342     38,192,571
Deferred policy acquisition costs                                         6,942,996      6,608,500
Prepaid reinsurance premiums                                             30,663,310     27,231,424
Other assets                                                             27,682,372     28,297,073
                                                                       ------------   ------------
     Total assets                                                      $344,376,736   $328,642,244
                                                                       ============   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Reserve for losses and loss adjustment expenses                        $105,523,491   $ 98,978,937
Unearned premiums                                                        64,030,966     59,168,204
Notes payable, bank                                                      13,260,507     11,464,179
Other liabilities                                                        43,388,793     43,584,518
Commitments and contingencies (Note 1)                                         --             --
                                                                       ------------   ------------
     Total liabilities                                                  226,203,757    213,195,838
                                                                       ------------   ------------
SHAREHOLDERS' EQUITY:
Common stock, $.01 stated value; authorized 20,000,000 shares;
     8,660,164 shares issued and outstanding                                 86,602         86,602
Additional paid-in capital                                               72,655,840     72,650,671
Retained earnings                                                        42,828,355     39,730,884
Accumulated other comprehensive income                                    2,602,182      2,978,249
                                                                       ------------   ------------
     Total shareholders' equity                                         118,172,979    115,446,406
                                                                       ------------   ------------
         Total liabilities and shareholders' equity                    $344,376,736   $328,642,244
                                                                       ============   ============

                        MEADOWBROOK INSURANCE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                       1998           1997
                                                                  -------------   ------------

Net cash used in operating activities                             $ (2,185,408)   $ (6,045,813)
                                                                  ------------    ------------
Cash flows from investing activities:

     Purchase of debt securities available for sale                 (9,742,414)     (5,338,366)
     Purchase of equity securities available for sale                 (945,663)     (2,365,362)
     Proceeds from maturity of debt securities held to maturity           --         2,319,439
     Proceeds from sale of debt securities available for sale        9,332,351       4,280,956
     Proceeds from sale of equity securities available for sale        306,708         232,045
     Proceeds from the sale of furniture and equipment                    --           399,820
     Capital expenditures                                             (749,320)       (627,224)
     Purchase of subsidiary                                               --        (2,995,293)
                                                                  ------------    ------------
         Net cash used in investing activities                      (1,798,338)     (4,093,985)
                                                                  ------------    ------------
Cash flows from financing activities:
     Proceeds from bank loan                                         1,796,328       1,000,000
     Dividends paid on common stock                                   (173,142)       (172,987)
     Retirement of common stock                                           --           (84,446)
     Issuance of common stock                                             --            89,624
                                                                  ------------    ------------
         Net cash provided by financing activities                   1,623,186         832,191
                                                                  ------------    ------------
Decrease in cash and cash equivalents                               (2,360,560)     (9,307,607)
Cash and cash equivalents, beginning of period                      20,214,994      19,002,241
                                                                  ------------    ------------
Cash and cash equivalents, end of period                          $ 17,854,434    $  9,694,634
                                                                  ============    ============


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

        On June 26, 1995, two shareholders and an officer of a former agent (the "Primary Plaintiffs") of Star Insurance Company ("Star"), which is a subsidiary of the Company, and a former spouse of one shareholder and an employee of the former agent (the "Individual Plaintiffs") initiated legal proceedings against, among others, Star and Meadowbrook. All of the plaintiffs requested injunctive relief, compensatory damages, punitive and exemplary damages, and attorney's fees in an unspecifed amount. The Nevada Insurance Department revoked the license of one of the Primary Plaintiffs and one of the Individual Plaintiffs and denied further licensing of the other Primary Plaintiffs.

        The Company is vigorously defending itself and has filed counterclaims against all of the plaintiffs. On April 1, 1998, the court issued an order dismissing all claims of the Primary Plaintiffs with prejudice. The court's order is subject to appeal. The case will proceed on the claims of the Individual Plaintiffs, as well as the counterclaims of Meadowbrook and Star against the Primary Plaintiffs and Individual Plaintiffs.

        While the Company believes that it has meritorious defenses and counterclaims in this lawsuit, there can be no assurance that the Company's results of operations and financial condition will not be materially adversely affected by this lawsuit. The ultimate outcome of the lawsuit cannot be determined at this time, and the Company is unable to estimate the range of possible loss, if any.

                            MANAGEMENT REPRESENTATION



In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Preparation of financial statements under GAAP requires management to make estimates. Actual results could differ from those estimates. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company's 1997 Annual Report to Shareholders, as filed on Form 10-K to the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997



RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1998 was $3.3 million, an increase of $311,000, or 10.5%, from $3.0 million for the same period in 1997. The increase in net income is mainly the result of profitable underwriting results from the Company's core program business. Specifically, net earned premiums increased $4.3 million and losses and loss adjustment expenses increased $2.5 million from 1997 due to growth in existing business. Commissions and fees have increased $2.1 million over the prior year primarily from the Crest Financial Corporation (Crest) acquisition made in July 1997. Non-claims related expenses have increased a total of $3.6 million, as a result of an aberration in contingent commissions in 1997 and the expenses from the addition of Crest.


REVENUES

Revenues for the three months ended March 31, 1998 were $28.9 million, an increase of $6.5 million, or 29.3%, from 1997's revenue of $22.4 million.


                                             Three Months Ended March 31,
                                             ----------------------------
                                                  1998       1997
                                                  ----       ----
(In Thousands)
Risk management fees & commissions              $ 7,758    $ 5,640
Net earned premiums                              19,063     14,791
Net investment income                             2,115      1,947
                                                -------    -------
                                                $28,936    $22,378

Risk Management Fees and Commissions

The Company's risk management fees and commission income generated from its managed program operations and retail agency consist of the following:


                                             Three Months Ended March 31,
                                             ----------------------------
                                                  1998       1997
                                                  ----       ----
(In Thousands)
Commissions                                     $3,145     $1,458
Management fees                                  2,147      1,761
Claims fees                                      1,956      1,901
Loss control fees                                  319        371
Reinsurance placement                              184        141
Miscellaneous fees & charges                         7          8
                                                ------     ------
                                                $7,758     $5,640

Net fees and commission income increased by $2.1 million, or 37.5%, to $7.8 million for the three month period ended March 31, 1998 from $5.6 million for the same period in 1997. Commissions increased $1.7 million to $3.1 million in 1998, from $1.4 million for the same period in 1997. The majority of this increase, $1.3 million, is the result of additional revenue generated from the Crest acquisition made in July 1997. Management fees grew by $386,000, to $2.1 million in 1998, from $1.8 million in the prior year, again primarily due to additional fee income from Crest.

Insurance Premiums

The Company's gross premiums written increased $8.9 million, or 27.0%, to $41.9 million for the three months ended March 31, 1998 from $33.0 million for the same period in 1997, primarily due to growth in existing programs. Existing business grew by $9.4 million, or 35.5%, to $35.7 million. New business generated $923,000 in additional premium. This growth was partially offset by a $1.0 million decrease in premium on discontinued programs from prior years, including the surety bond program. The growth in existing business reflects new programs added in the latter half of 1997.

Net premiums written increased by $2.9 million, or 15.8%, to $21.1 million for the three months ended March 31, 1998 from $18.2 million for the same period in 1997. Existing business grew by $2.8 million, accounting for almost the entire increase. The greater increase of gross over net written premium reflects higher participation by the Company's risk sharing partners.

Net premiums earned increased by $4.3 million, or 28.9%, to $19.1 million for the three months ended March 31, 1998 from $14.8 million for the same period in 1997. Existing business grew by $4.4 million, reflecting the new programs added in 1997.

Net Investment Income

Net investment income increased by $168,000, or 8.6%, to $2.1 million for the three months ended March 31, 1998 from $1.9 million for the same period in the prior year. The pre-tax weighted average yield on invested assets was 5.3% for the first three months of both 1998 and 1997. The Company's investment philosophy is one of maximizing after-tax earnings through significant investments in tax-exempt bonds. Accordingly, the weighted average yield on invested assets on an after-tax basis was 4.7% in 1998, which is consistent with the prior year of 4.8%.


EXPENSES

Total expenses increased $6.1 million, or 33.2%, to $24.6 million at March 31, 1998 from $18.5 million for the same period in 1997.


                                                    Three Months Ended March 31,
                                                    ----------------------------
(In Thousands)                                           1998          1997
                                                        ------        -------

Losses and loss adjustment expenses incurred           $10,367        $ 7,879
Salaries & employee benefits                             7,963          6,254
Other operating expenses                                 6,258          4,329
                                                       -------        -------
                                                       $24,588        $18,462

Losses and Loss Adjustment Expenses (LAE) Incurred

Losses and LAE incurred increased by $2.5 million, or 31.6%, to $10.4 million for the three months ended March 31, 1998 from $7.9 million for the same period in 1997. Losses and LAE incurred increased as a natural result of the growth in the Company's earned premium. Analyzing losses and LAE utilizing STAT/GAAP insurance ratios, the loss and LAE ratio for the current period was 58.1%, as compared to 57.8% for the same period in 1997.

Salaries and Employee Benefits

Salaries and employee benefits increased by $1.7, or 27.3%, to $8.0 million for the three months ended March 31, 1998 compared to $6.3 million for the same period in 1997. Salaries and employee benefits for 1998 includes three months of expense for the 87 employees from the recently acquired Crest Financial. The average salaries and wages per person remained relatively consistent for the first three months of 1998 compared to the same period in 1997.

Other Operating Expenses

Other operating expenses increased $1.9 million, or 44.6%, to $6.3 million for the three months ended March 31, 1998 from $4.3 million for the same period in 1997. Analyzing expenses utilizing GAAP insurance ratios, the expense ratio increased to 33.6% in 1998, from 30.3% in 1997. The $1.9 million, or three point, increase is primarily reflective of an aberration in expenses in 1997, as opposed to an increase in 1998. In 1997's first quarter, certain of the Company's risk sharing programs incurred higher loss ratios, which resulted in lower than average contingent commissions. This, combined with the increase in expenses in 1998 from the addition of Crest, accounts for the variance in expenses from 1998 to 1997.

Federal Income Taxes

The provision for income taxes was $1.1 million for the three months ended March 31, 1998, and $943,000 for the same period in 1997, representing consistent effective tax rates of 24.5% and 24.1%, respectively. These tax rates were significantly lower than the 34% corporate rate due to the Company's heavily tax-exempt investment portfolio.


LIQUIDITY AND CAPITAL RESOURCES

The principal sources of funds for the Company are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, and other operating expenses. In addition, the Company has a high volume of intercompany transactions due to the payment of management fees by the insurance subsidiaries to the risk management subsidiaries. Such fees are subject to regulatory approval by state insurance departments.

Cash flow used in operations for the three months ended March 31, 1998 was $2.2 million as compared to $6.0 million for the same period in 1997. The negative cash flow for 1998 is reflective of heavy first quarter insurance operations payments for annual contingent commissions, premium taxes and assessments, and reinsured paid losses that will be collected in subsequent quarters. The Company expects cash flow from operations to turn positive during the remainder of 1998. At March 31, 1998, the Company held $165.5 million in cash and cash equivalents.

The Company has one unsecured line of credit totaling $15.0 million, of which $13.3 million was outstanding at March 31, 1998. $11.5 million was outstanding at December 31, 1997 and $1.0 million at March 31, 1997. The line expires on January 1, 2000. The Company drew on this line of credit during 1998 primarily to supplement operating cash flow needs, as outlined above.

SUBSEQUENT EVENT

Effective April 30, 1998, the Company acquired for cash and stock the businesses of Villari & Associates, Inc. and National Support Systems, Inc., Florida-based insurance agencies. This transaction will be accounted for as a purchase.

                                     PART II



ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(A)    The following documents are filed as part of this Report:


Exhibit
  No.                    Description
-------                  -----------

   11             Statement re computation of per share earnings
   27             Financial Data Schedule


(B)    Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEADOWBROOK INSURANCE GROUP, INC.


                                          By:/s/   Daniel G. Gibson
                                                --------------------------
                                                   Chief Financial Officer



Dated:   May 14, 1998

                                 Exhibit Index
                                 -------------


Exhibit No.                  Description
-----------                  -----------

   11             Statement re computation of per share earnings
   27             Financial Data Schedule