Form 10-Q
period 1998-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 1998-08-14
CIK 949156

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                 --------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 1998

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

                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 11, 1998 was 8,731,021.
Total number of Pages: 16

================================================================================

                                TABLE OF CONTENTS



                                                                           PAGE
PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
                 Condensed Consolidated Statements of Income                3-4
                 Consolidated Statement of Comprehensive Income               5
                 Condensed Consolidated Balance Sheet                         6
                 Condensed Consolidated Statement of Cash Flows               7
                 Notes to Consolidated Financial Statements
                 and Management Representation                                8



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                   9-14



PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    15



SIGNATURES                                                                   16

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS


                        MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                                           1998                    1997
                                                                     ---------------         ---------------

Revenues:
     Net premium earned                                              $    40,013,157         $    31,754,267
     Net commissions and fees                                             16,279,248              11,046,069
     Net investment income                                                 4,484,492               3,977,043
                                                                     ---------------         ---------------
         Total Revenues                                                   60,776,897              46,777,379


Expenses:
     Loss and loss adjustment expenses                                    45,839,475              35,112,105
     Reinsurance recoveries                                              (24,339,872)            (15,979,469)
                                                                     ----------------        ----------------
     Net loss and loss adjustment expenses                                21,499,603              19,132,636
     Other operating expenses                                             12,353,206               6,409,794
     Salaries and employee benefits                                       16,644,813              12,597,696
     Interest on notes payable                                               627,888                 108,025
                                                                     ---------------         ---------------
         Total Expenses                                                   51,125,510              38,248,151
         Income before income taxes                                        9,651,387               8,529,228

Federal income taxes:
     Current                                                               2,099,654                 975,727
     Deferred                                                                404,940               1,085,136
                                                                     ---------------         ---------------
         Total income taxes                                                2,504,594               2,060,863
                                                                     ---------------         ---------------
         Net income                                                  $     7,146,793         $     6,468,365
                                                                     ===============         ===============

Earnings per share:
     Basic                                                                $0.82                   $0.75
     Diluted                                                              $0.77                   $0.71

Weighted average number of common shares outstanding:
     Basic                                                                 8,674,426               8,655,606
     Diluted                                                               9,259,031               9,141,033


                        MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                         FOR THE QUARTER ENDED JUNE 30,
                                   (UNAUDITED)



                                                                          1998                    1997
                                                                     ---------------         ---------------

Revenues:
     Net premium earned                                              $    20,949,876         $    16,963,605
     Net commissions and fees                                              8,521,382               5,406,037
     Net investment income                                                 2,369,400               2,030,020
                                                                     ---------------         ---------------
         Total Revenues                                                   31,840,658              24,399,662


Expenses:
     Loss and loss adjustment expenses                                    22,039,888              20,327,086
     Reinsurance recoveries                                              (10,907,147)             (9,073,496)
                                                                     ----------------        ----------------
     Net loss and loss adjustment expenses                                11,132,741              11,253,590
     Other operating expenses                                              6,414,140               2,091,119
     Salaries and employee benefits                                        8,682,039               6,344,031
     Interest on notes payable                                               308,224                  97,871
                                                                     ---------------         ---------------
         Total Expenses                                                   26,537,144              19,786,611
         Income before income taxes                                        5,303,514               4,613,051

Federal income taxes:
     Current                                                               1,172,470                  71,459
     Deferred                                                                268,047               1,046,122
                                                                     ---------------         ---------------
         Total income taxes                                                1,440,517               1,117,581
                                                                     ---------------         ---------------
         Net income                                                  $     3,862,997         $     3,495,470
                                                                     ===============         ===============

Earnings per share:
     Basic                                                                $0.44                   $0.40
     Diluted                                                              $0.42                   $0.38

Weighted average number of common shares outstanding:
     Basic                                                                 8,688,531               8,658,358
     Diluted                                                               9,279,576               9,152,530


                        MEADOWBROOK INSURANCE GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                                                                  1998
                                                                                             ---------------

Net Income                                                                                   $     7,146,793
     Other comprehensive income, net of tax:
       Unrealized losses on securities:
         Unrealized holding losses arising during the period                                        (261,034)
         Less: reclassification adjustment for gains included in net income                              (47)
                                                                                             ---------------
Other comprehensive income                                                                          (261,081)
                                                                                             ---------------
Comprehensive income                                                                         $     6,885,712
                                                                                             ===============


                                                                                                  1997
                                                                                             ---------------
Net Income                                                                                   $     6,468,365
     Other comprehensive income, net of tax:
       Unrealized gains on securities:
         Unrealized holding gains arising during the period                                          197,557
         Less: reclassification adjustment for gains included in net income                              (20)
                                                                                             ---------------
Other comprehensive income                                                                           197,537
                                                                                             ---------------
Comprehensive income                                                                         $     6,665,902
                                                                                             ===============




                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         FOR THE QUARTER ENDED JUNE 30,
                                   (UNAUDITED)



                                                                                                  1998
                                                                                             ---------------

Net Income                                                                                   $     3,862,997
     Other comprehensive income, net of tax:
       Unrealized gains on securities:
         Unrealized holding gains arising during the period                                          114,989
         Less: reclassification adjustment for gains included in net income                               (3)
                                                                                             ---------------
Other comprehensive income                                                                           114,986
                                                                                             ---------------
Comprehensive income                                                                         $     3,977,983
                                                                                             ===============


                                                                                                  1997
                                                                                             ---------------
Net Income                                                                                   $     3,495,470
     Other comprehensive income, net of tax:
       Unrealized gains on securities:
         Unrealized holding gains arising during the period                                          252,423
         Less: reclassification adjustment for gains included in net income                              (11)
                                                                                             ---------------
Other comprehensive income                                                                           252,412
                                                                                             ---------------
Comprehensive income                                                                         $     3,747,882
                                                                                             ===============


                        MEADOWBROOK INSURANCE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                                                                   (UNAUDITED)
                                                                                    JUNE 30,                 DECEMBER 31,
                                                                                      1998                       1997
                                                                                -----------------         -----------------

Investments:
     Debt securities available for sale, at fair value
         (cost of $144,134,368 and $137,613,515)                                $     147,607,720         $     141,465,353
     Equity securities available for sale, at fair value
         (cost of $6,174,873 and $4,951,545)                                            6,818,442                 5,612,207
Cash and cash equivalents                                                              15,872,192                20,214,994
                                                                                -----------------         -----------------
         Total investments and cash and cash equivalents                              170,298,354               167,292,554
Premiums and agent balances receivable                                                 56,042,247                51,132,125
Reinsurance recoverable on:
     Paid losses                                                                       10,420,513                 9,887,997
     Unpaid losses                                                                     47,405,629                38,192,571
Deferred policy acquisition costs                                                       7,639,334                 6,608,500
Prepaid reinsurance premiums                                                           38,384,024                27,231,424
Intangible assets                                                                      15,103,365                 9,636,559
Other assets                                                                           19,728,973                18,660,514
                                                                                -----------------         -----------------
     Total assets                                                               $     365,022,439         $     328,642,244
                                                                                =================         =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES:
Reserve for losses and loss adjustment expenses                                 $     108,683,964         $      98,978,937
Unearned premiums                                                                      71,525,017                59,168,204
Notes payable, bank                                                                    16,866,507                11,464,179
Other liabilities                                                                      44,901,784                43,584,518
Commitments and contingencies (Note 1)                                                   -                         -
                                                                                -----------------         -----------------
     Total liabilities                                                                241,977,272               213,195,838
                                                                                -----------------         -----------------
SHAREHOLDERS' EQUITY:
Common stock, $.01 stated value; authorized 20,000,000 shares;
     8,730,968 and 8,660,164 shares issued and outstanding                                 87,310                    86,602
Additional paid-in capital                                                             73,580,272                72,650,671
Retained earnings                                                                      46,660,417                39,730,884
Accumulated other comprehensive income                                                  2,717,168                 2,978,249
                                                                                -----------------         -----------------
     Total shareholders' equity                                                       123,045,167               115,446,406
                                                                                -----------------         -----------------
         Total liabilities and shareholders' equity                             $     365,022,439         $     328,642,244
                                                                                =================         =================


                        MEADOWBROOK INSURANCE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                              1998                      1997
                                                                       -----------------         -------------------

Net cash provided by (used in) operating activities                    $       5,972,479         $      (11,357,859)
                                                                       -----------------         -------------------
Cash flows from investing activities:
     Purchase of debt securities available for sale                          (21,177,970)                (7,449,793)
     Purchase of equity securities available for sale                         (1,588,226)                (3,802,900)
     Proceeds from maturity of debt securities held to maturity                 -                         4,611,894
     Proceeds from sale of debt securities available for sale                 14,823,470                  5,819,941
     Proceeds from sale of equity securities available for sale                  332,955                    232,045
     Proceeds from the sale of fixed assets                                     -                           399,820
     Capital expenditures                                                     (2,260,543)                  (902,609)
     Purchase of subsidiary                                                   (4,480,000)                (2,995,293)
                                                                       ------------------        ------------------
         Net cash used in investing activities                               (14,350,314)                (4,086,895)
                                                                       ------------------        -------------------
Cash flows from financing activities:
     Proceeds from bank loan                                                   5,402,328                  3,883,000
     Dividends paid on common stock                                             (346,345)                  (346,164)
     Retirement of common stock                                               (1,023,123)                  (106,274)
     Issuance of common stock                                                      2,173                     89,624
                                                                       -----------------         ------------------
         Net cash provided by financing activities                             4,035,033                  3,520,186
                                                                       -----------------         ------------------
Decrease in cash and cash equivalents                                         (4,342,802)               (11,924,568)
Cash and cash equivalents, beginning of period                                20,214,994                 19,002,241
                                                                       -----------------         ------------------
Cash and cash equivalents, end of period                               $      15,872,192         $        7,077,673
                                                                       =================         ==================


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

                         PART I - FINANCIAL INFORMATION

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997


RESULTS OF OPERATIONS

ACQUISITION

On April 30, 1998, the Company acquired for $4.5 million in cash and 33,433 shares of the Company's common stock the Florida-based insurance agencies Villari & Associates, Inc. and National Support Systems, Inc. (collectively referred to as "Villari"). This transaction was accounted for as a purchase and the operating results of Villari were consolidated into the Company's financial statements beginning this quarter. Goodwill of $5.6 million was recorded as part of this transaction, which is being amortized over a 20 year period on a straight-line basis.


FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Net income for the six months ended June 30, 1998 was $7.1 million, an increase of $678,000, or 10.5%, from $6.5 million for the same period in 1997. The increase in net income reflects growth in existing program business, as well as contributions made by our recent acquisitions. Specifically, net earned premiums increased $8.2 million and losses and loss adjustment expenses increased $2.4 million from 1997 due to growth in existing business and an aberration in losses during the prior year. Commissions and fees have increased $5.2 million over the prior year primarily from acquisitions. Non-claims related expenses have increased a total of $10.5 million, as a result of an aberration during the prior year and additional expenses from growth in existing operations and acquisitions during the current year.


REVENUE

Revenue for the six months ended June 30, 1998 was $60.8 million, an increase of $14.0 million, or 29.9%, from 1997's revenue of $46.8 million.


                                             Six Months Ended June 30,
                                             -------------------------
                                               1998             1997
                                            ---------         --------

(In Thousands)
Risk management fees & commissions          $  16,279         $ 11,046
Net earned premiums                            40,013           31,754
Net investment income                           4,485            3,977
                                            ---------         --------
                                            $  60,777         $ 46,777


Risk Management Fees and Commissions

The Company's risk management fees and commission income generated from its managed program operations and retail agency operations consists of the following:


                                             Six Months Ended June 30,
                                             -------------------------
                                              1998              1997
                                            ---------         --------

(In Thousands)
Commissions                                 $   7,009         $  3,245
Management fees                                 4,424            3,148
Claims fees                                     3,887            3,750
Loss control fees                                 519              608
Reinsurance placement                             433              288
Miscellaneous fees & charges                        7                7
                                            ---------         --------
                                            $  16,279         $ 11,046



Net fees and commission income increased by $5.2 million, or 47.4%, to $16.3 million for the six month period ended June 30, 1998 from $11.0 million for the same period in 1997. The majority, or $4.5 million, of the increase is the result of additional revenue generated from acquisitions, primarily the Crest Financial acquisition made in July 1997 and the Villari acquisition made this quarter. The remainder of the increase is the result of growth in existing fee based operations.

Insurance Premiums

The Company's gross premiums written increased $29.4 million, or 46.3%, to $93.0 million for the six months ended June 30, 1998 from $63.5 million for the same period in 1997, primarily due to growth in existing programs and new programs started in 1998. Existing business grew by $16.3 million, or 32.5%, to $66.5 million. New business generated $14.8 in additional premium in 1998. This growth was partially offset by a $1.7 million decrease in premium on discontinued programs from prior years, which includes the surety bond program. The growth in existing business reflects new programs added in the latter half of 1997.

Net premiums written increased by $7.4 million, or 21.5%, to $41.9 million for the six months ended June 30, 1998 from $34.5 million for the same period in 1997. Existing business grew by $6.2 million, accounting for almost the entire increase. New business accounted for the remainder of the increase, generating $1.7 in additional premium. The greater increase of gross over net written premium reflects the addition of two new programs in which the Company retains limited risk.

Net premiums earned increased by $8.2 million, or 26.0%, to $40.0 million for the six months ended June 30, 1998 from $31.8 million for the same period in 1997. Existing business grew by $9.0 million, reflecting expansion of core programs, the acquisition of Crest, and new programs added in 1997.

Net Investment Income

Net investment income increased by $507,000 or 12.7%, to $4.5 million for the six months ended June 30, 1998 from $4.0 million for the same period in the prior year. The pre-tax weighted average yield on invested assets was 5.3% for the first six months of both 1998 and 1997. The Company's investment philosophy is one of maximizing after-tax earnings through significant investments in tax-exempt bonds. Accordingly, the weighted average yield on invested assets on an after-tax basis was 4.7% in 1998, which is consistent with the prior year of 4.8%.


EXPENSES

Total expenses increased $12.9 million, or 33.7%, to $51.1 million at June 30, 1998 from $38.2 million for the same period in 1997.


                                              Six Months Ended June 30,
                                              -------------------------

(In Thousands)                                  1998             1997
                                            -----------       ----------

Losses and LAE incurred                     $    21,499       $   19,132
Salaries and employee benefits                   16,645           12,598
Other operating expenses                         12,353            6,410
Interest on notes payable                           628              108
                                            -----------       ----------
                                            $    51,125       $   38,248




Losses and Loss Adjustment Expenses (LAE) Incurred

Losses and LAE incurred increased by $2.4 million, or 12.4%, to $21.5 million for the six months ended June 30, 1998 from $19.1 million for the same period in 1997. The growth in losses and LAE is partially offset by an aberration in 1997 involving the run off of claims on the surety bond book of business.
Adjusting for the aberration, losses and LAE incurred increased by 32.4%, rather than 12.4%, from the prior year. This increase is consistent with the growth in the Company's earned premium. Analyzing losses and LAE in relation to earned premium utilizing GAAP insurance ratios adjusted in 1997 for the aberration, the loss and LAE ratio for the first six months of 1998 is 57.4%, which is comparable to 55.5% for the same period in 1997.

Salaries and Employee Benefits

Salaries and employee benefits increased by $4.0, or 32.1%, to $16.6 million for the six months ended June 30, 1998 compared to $12.6 million for the same period in 1997. The majority, or $2.8 million, of the increase is the result of additional staff from acquisitions, primarily the Crest Financial acquisition made in July 1997. The remainder of the increase is the due to new associates added to handle the increase in new business opportunities and information technology initiatives.

Other Operating Expenses

Other operating expenses increased by $5.9 million, or 92.7%, to $12.3 million for the six months ended June 30, 1998 from $6.4 million for the same period in 1997. Analyzing expenses utilizing GAAP insurance ratios, the expense ratio increased to 33.4% in 1998, from 24.1% in 1997. A major part of this increase is due to an aberration in expenses in 1997. Underwriting expenses were reduced by a $2.9 million ceding commission from the Connecticut Surety arrangement in the prior year. Adjusting for this aberration, expenses increased by $3.0 million, or 32.7%, from the prior year as a result of additional expenses from growth in existing operations and acquisitions during the current year. The insurance expense ratio in 1997, adjusted for the aberration, would have been 33.3%, which is consistent with the 1998 ratio of 33.4%.

Interest Expense

Interest expense of $628,000 and $108,000 was recorded for the six months ended June 30, 1998 and 1997, respectively. This interest related to use of the Company's line of credit. The increase in interest expense is a result of a higher average daily loan balance during the first two quarters of 1998 as compared to 1997. The Company drew on this line of credit during 1998 primarily to meet acquisition cash flow needs.

Federal Income Taxes

The provision for income taxes was $2.5 million for the six months ended June 30, 1998, and $2.1 million for the same period in 1997, representing effective tax rates of 26.0% and 24.2%, respectively. These tax rates were significantly lower than the 34% corporate rate due to the Company's heavily tax-exempt investment portfolio. The slight increase in the Company's effective tax rate over 1997 reflects the repositioning of the Williamsburg Insurance Company, subsidiary of Crest Financial, investment portfolio during the quarter.


FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Net income for the quarter ended June 30, 1998 was $3.9 million, an increase of $368,000 or 10.5%, from $3.5 million for the same period in 1997. Revenue increased by $7.4 million, expenses increased by $6.8 million, and taxes increased by $323,000. This was primarily due to growth in existing operations and acquisitions.

REVENUE

Revenue increased by $7.4 million, or 30.5%, to $31.8 million for the quarter ended June 30, 1998 compared to $24.4 million for the same period in 1997. Earned premium increased by $4.0 million, or 23.5%, while net fees and commissions increased by $3.1 million, or 57.6%, and net investment income increased by $339,000, or 16.7%, for the quarter. Earned premium from existing business grew by $4.5 million, reflecting expansion of core programs, the acquisition of Crest, and new programs added in 1997. The increase in net fee and commissions for the quarter is mainly the result of additional fee revenue generated from the Crest and Villari acquisitions, and partially due to growth in existing fee based operations. Investment income has grown as a result of increases in cash and invested assets.

EXPENSES

Expenses increased by $6.8 million, or 34.1%, to $26.5 million for the quarter ended June 30, 1998 compared to $19.8 million for the same period in 1997. Adjusting for the aberrations mentioned in the year-to-date section, net losses and LAE incurred increased by $2.8 million, or 33.3%, other operating expenses increased by $1.4 million, or 28.5%, and salaries and employee benefits increased by $2.3 million, or 36.9%. Losses and LAE have increased primarily from the growth in earned premium. Other operating expenses are up from 1997 as a result of additional expenses from growth in existing operations and acquisitions during the current year. Salaries and employee benefits have increased primarily due to the additional employees from acquisitions, and in part due to new associates added to handle the increase in new business opportunities and information technology initiatives.

FEDERAL INCOME TAXES

The provision for income taxes was $1.4 million for the quarter ended June 30, 1998, and $1.1 million for the same period in 1997, representing effective tax rates of 27.2% and 24.2%, respectively. These tax rates were significantly lower than the 34% corporate rate due to the Company's heavily tax-exempt investment portfolio. The quarterly increase in the Company's effective tax rate over 1997 is a temporary result of the repositioning of the Williamsburg Insurance Company investment portfolio. The Company expects the tax rate to return to a consistent rate as recently acquired companies become fully integrated.


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

Cash flow provided by operations for the six months ended June 30, 1998 was $6.0 million as compared to $11.4 million used in operations for the same period in 1997. Cash flow has significantly improved from the prior year since 1997 reflects negative cash flow from the Connecticut Surety transaction, combined with the run off of bonds and other discontinued programs. At June 30, 1998, the Company held $15.9 million in cash and cash equivalents.

The Company has one unsecured line of credit totaling $50.0 million, of which $16.9 million was outstanding at June 30, 1998. $11.5 million was outstanding at December 31, 1997 and $3.9 million at June 30, 1997. The line expires on January 1, 2000. The Company drew on this line of credit during 1998 primarily to meet acquisition cash flow needs.

IMPACT OF YEAR 2000

The Company is modifying all software that is not Year 2000 compliant. The Company is utilizing both internal and external resources to program or replace and test the software for Year 2000 modifications. The Company anticipates that this exercise will be completed by the end of 1998 and will not be a materaial cost.

SUBSEQUENT EVENTS

On July 30, 1998, the Company purchased for cash all of the outstanding stock of Florida Preferred Administrators, Inc. (Florida Preferred) and Ameritrust Insurance Corporation (Ameritrust). Florida Preferred, a third party administrator, and Ameritrust, an insurance company, are both located in Sarasota, Florida. This transaction will be accounted for as a purchase.

On August 4, 1998 the Board of Directors approved an increase in the dividend to shareholders from an annual rate of $0.08 per share to $0.12 per share.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(A)      The following documents are filed as part of this Report:


Exhibit
  No.                    Description

  11             Statement re computation of per share earnings
  27             Financial Data Schedule

(B)      Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEADOBROOK INSURANCE GROUP, INC.


                                        By: /s/ Joseph C. Henry
                                           ----------------------------
                                                Office of the President and
                                                Acting Chief Financial Officer

Dated: August 13, 1998

                               INDEX TO EXHIBITS



EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
  11                           Statement recomputation of per share earnings
  27                           Financial Data Schedule