Form 10-Q
period 1998-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 1998-11-16
CIK 949156

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   ---------
                                   FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 1998

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

                                 (248) 358-1100
              (Registrant's telephone number, including area code)
                             ---------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 10, 1998 was 8,724,916.

Total number of Pages: 17

================================================================================

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION




ITEM 1 - FINANCIAL STATEMENTS
            Condensed Consolidated Statements of Income                  3-4
            Consolidated Statements of Comprehensive Income                5
            Condensed Consolidated Balance Sheet                           6
            Condensed Consolidated Statement of Cash Flows                 7
            Notes to Consolidated Financial Statements
            and Management Representation                                  8




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS               9-15



PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 16




SIGNATURES                                                                17

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                        MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                            1998            1997
                                                        ------------    ------------
Revenues:
   Net premium earned                                   $ 63,798,186    $ 48,904,304
   Net commissions and fees                               23,738,702      18,211,486
   Net investment income                                   7,016,588       6,040,876
                                                        ------------    ------------
       Total Revenues                                     94,553,476      73,156,666


Expenses:
   Loss and loss adjustment expenses                      79,978,085      54,204,463
   Reinsurance recoveries                                (38,904,143)    (26,672,414)
                                                        ------------    ------------
   Net loss and loss adjustment expenses                  41,073,942      27,532,049

   Other operating expenses                               21,330,346      12,550,406
   Salaries and employee benefits                         26,666,362      19,814,568
   Interest on notes payable                               1,228,178         366,281
   Amortization of intangible assets                         728,172         326,469
                                                        ------------    ------------
       Total Expenses                                     91,027,000      60,589,773

       Income before income taxes                          3,526,476      12,566,893

Federal income taxes:
   Current                                                    45,992       1,505,312
   Deferred                                                  (99,735)      1,415,187
                                                        ------------    ------------
       Total income taxes                                    (53,743)      2,920,499
                                                        ------------    ------------
       Net income                                       $  3,580,219    $  9,646,394
                                                        ============    ============


Earnings per share:
   Basic                                                $       0.41    $       1.11
   Diluted                                              $       0.39    $       1.05

Weighted average number of common shares outstanding:
   Basic                                                   8,693,843       8,657,102
   Diluted                                                 9,065,665       9,153,515

                       MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                       FOR THE QUARTER ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                            1998             1997
                                                        ------------    ------------
Revenues:
   Net premium earned                                   $ 23,785,029    $ 17,150,037
   Net commissions and fees                                7,459,454       7,165,417
   Net investment income                                   2,532,096       2,063,833
                                                        ------------    ------------
       Total Revenues                                     33,776,579      26,379,287


Expenses:
   Loss and loss adjustment expenses                      34,138,610      19,092,358
   Reinsurance recoveries                                (14,564,271)    (10,692,945)
                                                        ------------    ------------
   Net loss and loss adjustment expenses                  19,574,339       8,399,413

   Other operating expenses                                9,344,058       6,321,932
   Salaries and employee benefits                         10,021,549       7,216,872
   Interest on notes payable                                 600,290         258,256
   Amortization of intangible assets                         361,254         145,149
                                                        ------------    ------------
       Total Expenses                                     39,901,490      22,341,622

       Income before income taxes                         (6,124,911)      4,037,665

Federal income taxes:
   Current                                                (2,053,662)        529,585
   Deferred                                                 (504,675)        330,051
                                                        ------------    ------------
       Total income taxes                                 (2,558,337)        859,636
                                                        ------------    ------------
       Net income                                       $ (3,566,574)   $  3,178,029
                                                        ============    ============

Earnings per share:
   Basic                                                $      (0.41)   $       0.37
   Diluted                                              $      (0.39)   $       0.35

Weighted average number of common shares outstanding:
   Basic                                                   8,732,043       8,660,043
   Diluted                                                 9,049,201       9,175,575

                       MEADOWBROOK INSURANCE GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                    1998
                                                                                -----------
Net Income                                                                      $ 3,580,219
     Other comprehensive income, net of tax:
      Unrealized gains on securities:
        Unrealized holding gains arising during the period                       1,349,551
        Less: reclassification adjustment for gains included in net income          (42,618)
                                                                                -----------
Other comprehensive income                                                        1,306,933
                                                                                -----------
Comprehensive income                                                            $ 4,887,152
                                                                                ===========


                                                                                    1997
                                                                                -----------
Net Income                                                                      $ 9,646,394

     Other comprehensive income, net of tax:
      Unrealized gains on securities:
        Unrealized holding gains arising during the period                        2,387,756
        Less: reclassification adjustment for gains included in net income          (51,960)
                                                                                -----------
Other comprehensive income                                                        2,335,796
                                                                                -----------
Comprehensive income                                                            $11,982,190
                                                                                ===========



                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                       FOR THE QUARTER ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                 1998
                                                                              -----------
Net Income                                                                    $(3,566,574)
     Other comprehensive income, net of tax:
      Unrealized gains on securities:
        Unrealized holding gains arising during the period                      1,563,799
        Less: reclassification adjustment for losses included in net income         4,215
                                                                              -----------
Other comprehensive income                                                      1,568,014
                                                                              -----------
Comprehensive income                                                          $(1,998,560)
                                                                              ===========

                                                                                 1997
                                                                              -----------
Net Income                                                                    $ 3,178,029
     Other comprehensive income, net of tax:
      Unrealized gains on securities:
        Unrealized holding gains arising during the period                      2,169,863
         Less: reclassification adjustment for gains included in net income       (31,604)
                                                                              -----------
Other comprehensive income                                                      2,138,259
                                                                              -----------
Comprehensive income                                                          $ 5,316,288
                                                                              ===========

                        MEADOWBROOK INSURANCE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS
                                                                  (UNAUDITED)
                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1998          1997
                                                                 -------------- -------------
Investments:
     Debt securities available for sale, at fair value
         (cost of $149,613,203 and $137,613,515)                 $155,323,373   $141,465,353
     Equity securities available for sale, at fair value
         (cost of $5,570,177 and $4,951,545)                        6,352,707      5,612,207
Cash and cash equivalents                                          46,922,502     20,214,994
                                                                 ------------   ------------
         Total investments and cash and cash equivalents          208,598,582    167,292,554
Premiums and agent balances receivable                             62,261,107     51,132,125
Reinsurance recoverable on:
     Paid losses                                                   11,839,881      9,887,997
     Unpaid losses                                                 54,607,849     38,192,571
Deferred policy acquisition costs                                   8,324,126      6,608,500
Prepaid reinsurance premiums                                       37,173,917     27,231,424
Intangible assets                                                  20,766,195      9,636,559
Other assets                                                       25,037,181     18,660,514
                                                                 ------------   ------------
     Total assets                                                $428,608,838   $328,642,244
                                                                 ============   ============


              LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Reserve for losses and loss adjustment expenses                  $136,685,383   $ 98,978,937
Unearned premiums                                                  77,209,724     59,168,204
Notes payable, bank                                                34,236,507     11,464,179
Other liabilities                                                  60,626,874     43,584,518
Commitments and contingencies (Note 1)                                      -              -
                                                                 ------------   ------------
     Total liabilities                                            308,758,488    213,195,838
                                                                 ------------   ------------
SHAREHOLDERS' EQUITY:
Common stock, $.01 stated value; authorized 20,000,000 shares;
     8,729,916 and 8,660,164 shares issued and outstanding             87,299         86,602
Additional paid-in capital                                         73,362,479     72,650,671
Retained earnings                                                  42,115,390     39,730,884
Accumulated other comprehensive income                              4,285,182      2,978,249
                                                                 ------------   ------------
     Total shareholders' equity                                   119,850,350    115,446,406
                                                                 ------------   ------------
          Total liabilities and shareholders' equity             $428,608,838   $328,642,244
                                                                 ============   ============

                       MEADOWBROOK INSURANCE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)

                                                                      1998           1997
                                                                  ------------    -------------
Net cash provided by (used in) operating activities               $ 17,167,688    $(11,833,453)
                                                                  ------------    ------------
Cash flows from investing activities:
     Purchase of debt securities available for sale                (33,668,627)    (12,297,046)
     Purchase of equity securities available for sale               (4,239,098)     (3,832,224)
     Proceeds from maturity of debt securities held to maturity              -       4,611,894
     Proceeds from sale of debt securities held to maturity                  -       1,690,955
     Proceeds from sale of debt securities available for sale       21,883,175      12,201,662
     Proceeds from sale of equity securities available for sale      3,614,626         460,691
     Proceeds from the sale of fixed assets                                  -         389,157
     Capital expenditures                                           (3,723,661)     (1,937,852)
     Purchase of subsidiaries                                      (18,373,026)    (12,351,543)
     Net cash of acquired subsidiaries                              23,018,998      10,853,614
                                                                  ------------    ------------
         Net cash used in investing activities                     (11,487,613)       (210,692)
                                                                  ------------    ------------
Cash flows from financing activities:
     Proceeds from bank loan                                        22,772,328      14,349,507
     Dividends paid on common stock                                   (520,964)       (483,341)
     Retirement of common stock                                     (1,227,412)       (222,041)
     Issuance of common stock                                            3,481          89,610
                                                                  ------------    ------------
         Net cash provided by financing activities                  21,027,433      13,733,735
Increase in cash and cash equivalents                               26,707,508       1,689,590
Cash and cash equivalents, beginning of period                      20,214,994      19,002,241
                                                                  ------------    ------------
Cash and cash equivalents, end of period                          $ 46,922,502    $ 20,691,831
                                                                  ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
------

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

                            MANAGEMENT REPRESENTATION

In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Preparation of financial statements under GAAP requires management to make estimates. Actual results could differ from those estimates. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company's 1997 Form 10-K, as filed with the Securities and Exchange Commission.

Certain statements made by the Company in this document may constitute forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. These forward-looking statements involve risk and uncertainties including, but not limited to the following: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, or supply of reinsurance or insurance; increased competitive pressure; changing rates of inflation: general economic conditions; and Year 2000 expense estimates.

                         PART I - FINANCIAL INFORMATION

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

RESULTS OF OPERATIONS

ACQUISITION

On July 30, 1998, the Company acquired for $13.7 million in cash all of the outstanding stock of Florida Preferred Administrators, Inc. ("Florida Preferred"), a third party administrator, and Southeastern Holding Corporation, the holding company of Ameritrust Insurance Corporation ("Ameritrust"), both of which are located in Sarasota, Florida. This transaction was accounted for as a purchase and the operating results of Florida Preferred and Ameritrust were consolidated into the Company's financial statements beginning July 31st of this quarter. Goodwill of $5.5 million was recorded as part of this transaction, which is being amortized over a 20 year period on a straight-line basis.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
-----------------------------------------------------

Net income for the nine months ended September 30, 1998 was $3.6 million, a decrease of $6.1 million, or 62.9%, from $9.6 million for the same period in 1997. The decrease in net income reflects one-time charges made this quarter, and increased expenses for investments made in personnel and technology for future growth, offset partially by contributions made by our recent acquisitions. Specifically, net earned premiums increased $14.9 million and losses and loss adjustment expenses increased $13.5 million from 1997 due to growth in existing business, a one-time charge for loss reserve strengthening, partially offset by an aberration which increased losses during the prior year. Commissions and fees have increased $5.5 million over the prior year from acquisitions. Non-claims related expenses have increased a total of $16.9 million, as a result of additional expenses from growth in existing operations, acquisitions, information technology initiatives, a one-time charge for receivable write-offs, and an aberration which reduced expense during the prior year.

REVENUE

Revenue for the nine months ended September 30, 1998 was $94.6 million, an increase of $21.4 million, or 29.2%, from 1997's revenue of $73.2 million.

                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                         1998              1997
                                                      --------          --------
 (In Thousands)
 Risk management fees & commissions                   $ 23,739          $ 18,212
 Net earned premiums                                    63,798            48,904
 Net investment income                                   7,016             6,041
                                                      --------          --------
                                                      $ 94,553          $ 73,157

 Risk Management Fees and Commissions

The Company's risk management fees and commission income generated from its managed program operations and retail agency operations consists of the following:

                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                        1998             1997
                                                      -------          -------
(In Thousands)
Commissions                                           $10,522          $ 6,213
Management fees                                         5,977            5,069
Claims fees                                             5,922            5,614
Loss control fees                                         734              905
Reinsurance placement                                     555              404
Miscellaneous fees & charges                               29                7
                                                      -------          -------
                                                      $23,739          $18,212

Net fees and commission income increased by $5.5 million, or 30.4%, to $23.7 million for the nine month period ended September 30, 1998 from $18.2 million for the same period in 1997. The entire $5.5 million increase is the result of additional revenue generated from recent acquisitions made during 1997 and 1998, primarily the Crest Financial acquisition made in July 1997 and the Villari acquisition made last quarter.

Insurance Premiums

The Company's gross premiums written increased by $38.6 million, or 39.8%, to $135.5 million for the nine months ended September 30, 1998 from $96.9 million for the same period in 1997, primarily due to growth in existing programs and new programs started in 1998. Existing business grew by $21.8 million, or 27.9%, to $100.1 million. New business generated $18.3 million in additional premium in 1998. This growth was partially offset by a $1.7 million decrease in premium on discontinued programs from prior years, which includes the surety bond program. The growth in existing business reflects new programs added in the latter half of 1997.

Net premiums written increased by $13.9 million, or 27.5%, to $64.6 million for the nine months ended September 30, 1998 from $50.7 million for the same period in 1997. Existing business grew by $10.5 million and new business generated $4.0 million in additional premium. These increases were partially offset by $1.2 million in decreased premium as the result of discontinued programs. The greater increase of gross over net written premium reflects the addition of new programs in which the Company retains limited or no risk.

Net premiums earned increased by $14.9 million, or 30.5%, to $63.8 million for the nine months ended September 30, 1998 from $48.9 million for the same period in 1997. Existing business grew by $12.6 million, reflecting expansion of core programs, the acquisition of Crest in 1997, and new programs added in the prior year. New business in 1998 generated $3.3 million in additional premium, which includes the recent acquisition of Ameritrust. These increases were partially offset by $1.5 million in decreased premium as the result of discontinued programs.

Net Investment Income

Net investment income increased by $976,000 or 16.2%, to $7.0 million for the nine months ended September 30, 1998 from $6.0 million for the same period in the prior year. The pre-tax weighted average yield on invested assets was 5.3% for the first nine months of both 1998 and 1997. The Company's investment philosophy is one of maximizing after-tax earnings through significant investments in tax-exempt bonds. Accordingly, the weighted average yield on invested assets on an after-tax basis was 4.6% in 1998, which is slightly below the prior year of 4.8%. This is a temporary result of the addition of the Ameritrust investment portfolio, which consisted primarily of cash and short-term investments. The Company expects this rate to return to a normalized rate next quarter when Ameritrust's investment portfolio mix becomes fully integrated.

EXPENSES

Total expenses increased $30.4 million, or 50.2%, to $91.0 million at September 30, 1998 from $60.6 million for the same period in 1997.

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                 1998             1997
                                                               --------         --------
(In Thousands)
Losses and LAE incurred                                        $ 41,074         $ 27,532
Salaries and employee benefits                                   26,666           19,815
Other operating expenses                                         21,331           12,551
Interest on notes payable                                         1,228              366
Amortization of intangible assets                                   728              326
                                                               --------         --------
                                                               $ 91,027         $ 60,590

Losses and Loss Adjustment Expenses (LAE) Incurred

Losses and LAE incurred increased by $13.5 million, or 49.2%, to $41.1 million for the nine months ended September 30, 1998 from $27.5 million for the same period in 1997. The growth in losses and LAE is partially offset by an aberration in 1997 which increased losses for the run off of claims on the surety bond book of business. Adjusting for the aberration, losses and LAE incurred increased by 66.8%, rather than 49.2%, from the
                                       11
prior year. This increase is mainly the result of growth in the Company's earned premium (including the additional premium from the Ameritrust and Crest acquisitions) and a $7.3 million one-time charge for reserve strengthening. This reserve strengthening was required for three reasons: less favorable than anticipated development of prior year reserves, unexpected increases in recent claims activity on several large programs, and an increase in projected ultimate loss ratios for the most recent accident years due to pricing pressure experienced in the market. Analyzing losses and LAE in relation to earned premium utilizing GAAP insurance ratios adjusted in 1998 for the one-time charge and in 1997 for the aberration, the loss and LAE ratio for the first nine months of 1998 is 56.7%, compared to 54.6% for the same period in 1997. This remaining increase of approximately two points is the result of increased claim frequency in several programs which involved risk sharing partners.

Salaries and Employee Benefits

Salaries and employee benefits increased by $6.9 million, or 34.6%, to $26.7 million for the nine months ended September 30, 1998 compared to $19.8 million for the same period in 1997. Over half, or $3.7 million, of the increase is the result of additional staff from acquisitions. The remainder of the increase is due to new associates added to handle the growth in our core business and new business, as well as information technology initiatives.

Other Operating Expenses

Other operating expenses increased by $8.8 million, or 70.0%, to $21.3 million for the nine months ended September 30, 1998 from $12.5 million for the same period in 1997. Analyzing expenses utilizing GAAP insurance ratios, the expense ratio increased to 31.9% in 1998, from 28.6% in 1997. A major part of this increase is due to an aberration in expenses during 1997. Underwriting expenses were reduced by a $2.9 million ceding commission from the Connecticut Surety arrangement in the prior year. Adjusting for this aberration, expenses increased by $5.9 million, or 38.3%, from the prior year as a result of acquisitions, additional expenses from growth in existing operations, information technology consulting fees, and a one-time $1.3 million write-off of uncollectible agency loans and premium receivables related to discontinued programs.

Interest Expense

Interest expense of $1.2 million and $366,000 was recorded for the nine months ended September 30, 1998 and 1997, respectively. This interest related to use of the Company's line of credit. The increase in interest expense is a result of a higher average daily loan balance during the first three quarters of 1998 as compared to 1997. The outstanding balance on this line was $34.2 million at September 30, 1998, as compared to $14.3 million at September 30, 1997. The Company drew on this line of credit during 1998 primarily to meet acquisition cash flow needs.

Amortization Expense

Amortization expense of $728,000 and $326,000 was recorded for the nine months ended September 30, 1998 and 1997, respectively. This increase in amortization is related to the goodwill recorded on the various acquisitions made since July 1997.

Federal Income Taxes

The provision for income taxes was a $54,000 benefit for the nine months ended September 30, 1998, and a $2.9 million provision for the same period in 1997, representing effective tax rates of (1.5)% and 23.2%, respectively. Historically, the Company's tax rates are significantly lower than the 34% corporate rate due to its heavily tax-exempt investment portfolio. The decrease in the effective tax rate in 1998 is the result of the higher level of tax-exempt interest in proportion to total underwriting results experienced this year.

For the Three Months Ended September 30, 1998 and 1997
------------------------------------------------------

The quarter ended September 30, 1998 had a net loss of $3.6 million, an decrease of $6.7 million, from net income of $3.2 million for the same period in 1997. Revenue increased by $7.4 million, expenses increased by $17.6 million, and taxes decreased by $3.4 million. The net loss experienced this quarter was primarily due to one-time charges for reserve strengthening and receivable write-offs.

Revenue

Revenue increased by $7.4 million, or 28.0%, to $33.8 million for the quarter ended September 30, 1998 compared to $26.4 million for the same period in 1997. Earned premium increased by $6.6 million, or 38.7%, while net fees and commissions increased by $294,000, or 4.1%, and net investment income increased by $468,000, or 22.7%, for the quarter. Earned premium from existing business grew by $3.5 million and new business in 1998 generated $2.8 million in additional earned premium. The increase in net fees and commissions for the quarter is the result of additional fee revenue from acquisitions, offset partially by an anomaly in producer commissions during third quarter of 1997. Investment income has grown as a result of increases in cash and invested assets, due to increased operating cash flow and additional cash and investments from acquisitions.

Expenses

Expenses increased by $17.6 million, or 78.6%, to $39.9 million for the quarter ended September 30, 1998 compared to $22.3 million for the same period in 1997. Net losses and LAE incurred increased by $11.2 million, salaries and employee benefits increased by $2.8 million, and all other operating expenses increased by $3.6 million. Losses and LAE have increased as a result of growth in earned premium, the $7.3 million one-time charge for reserve strengthening (explained previously in the year-to-date section), and increased claim frequency in several programs which involved risk sharing partners. Salaries and employee benefits have increased primarily due to the additional employees from acquisitions, and in part due to new associates added to handle the growth in our core business and new business, as well as information technology initiatives. All other operating expenses, including interest and amortization, are up from 1997 as a result of additional expenses from acquisitions, growth in existing operations, information technology consulting fees, and a one-time $1.3 million write-off of uncollectible agency loans and premium receivables related to discontinued programs.

Federal Income Taxes

The provision for income taxes was a $2.6 million benefit for the quarter ended September 30, 1998, and a $860,000 provision for the same period in 1997, representing effective tax rates of (41.8)% and 21.3%, respectively. Historically, the Company's tax rates are significantly lower than the 34% corporate rate due to its heavily tax-exempt investment portfolio. The decrease in the effective tax rate in 1998 is the result of the higher level of tax-exempt interest in proportion to total underwriting results experienced this quarter.

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

Cash flow provided by operations for the nine months ended September 30, 1998 was $17.2 million as compared to $11.8 million used in operations for the same period in 1997. Cash flow has significantly improved from the prior year since 1997 reflects negative cash flow from the Connecticut Surety transaction, combined with the run off of bonds and other discontinued programs. At September 30, 1998, the Company held $46.9 million in cash and cash equivalents.

The Company has one unsecured line of credit totaling $50.0 million, of which $34.2 million was outstanding at September 30, 1998, $11.5 million was outstanding at December 31, 1997 and $14.3 million at September 30, 1997. The line expires on January 1, 2000. The Company drew on this line of credit during 1998 primarily to meet acquisition cash flow needs.

IMPACT OF YEAR 2000

The Company is modifying or replacing all hardware and software that is not Year 2000 compliant. The Company is utilizing both internal and external resources to program or replace and test the hardware and software for Year 2000 modifications. The Company is currently 70% Year 2000 compliant and anticipates that all critical systems will be completed by mid 1999. The Company estimates that between hardware, software, and internal/external personnel costs it will spend an immaterial amount on the Year 2000 initiative.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
---------------------------------------

(A) The following documents are filed as part of this Report:



Exhibit
  No.                      Description
-------                    -----------

  10.11 Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of July 24, 1998

  11           Statement re computation of per share earnings

  27           Financial Data Schedule

(B)      Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Meadowbrook Insurance Group, Inc.

                                       By: /s/  Joseph C. Henry
                                              ----------------------------------
                                                Office of the President and
                                                Acting Chief Financial Officer

Dated: November 12, 1998

                                  Exhibit Index
                                  -------------




     Exhibit
       No.                          Description
     -------                        -----------

        10.11 Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of July 24, 1998

        11             Statement re computation of per share earnings

        27             Financial Data Schedule