Form 10-K
period 1998-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 1999-04-01
CIK 949156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998,

OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-14094

                       MEADOWBROOK INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  MICHIGAN                                      38-2626206
          (State of Incorporation)                 (I.R.S. Employer Identification No.)

    26600 TELEGRAPH ROAD, SOUTHFIELD, MI                           48034
  (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 358-1100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                            -------------------
   Common Stock, $.01 par value per share                 New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock (common stock, $.01 par value) held by non-affiliates of the registrant was $78,720,471 on March 1, 1999, based on the closing sales price of the Common Stock on such date.

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on March 1, 1999 was 8,663,434.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's proxy statement for the annual meeting scheduled for May 17, 1999 are incorporated by reference into Part III of this report and certain portions of the 1998 Annual Report to Shareholders are incorporated herein by reference into Part II of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       MEADOWBROOK INSURANCE GROUP, INC.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Meadowbrook Insurance Group, Inc. (the "Company") is a Michigan corporation which was originally incorporated in 1985. The Company was formerly known as Star Holding Company. In November 1995, the Company changed its name and acquired Meadowbrook, Inc. ("Meadowbrook"). Meadowbrook was founded in 1955 as Meadowbrook Insurance Agency and was subsequently incorporated in Michigan in 1965.

     The Company serves as a holding company not only for Meadowbrook but also for Star Insurance Company ("Star"), Savers Property and Casualty Insurance Company ("Savers") and American Indemnity Insurance Company, Ltd. ("American Indemnity"). Star was formed in 1985 as a subsidiary of Star Holding Company. Star then acquired Savers in 1990, and the Company acquired American Indemnity in 1994.

     Meadowbrook acquired Association Self Insurance Services, Inc. ("ASI") of Montgomery, Alabama in November of 1996. The acquisition was not material to the Company's results of operations. ASI is a full service risk-management operation focused on insurance pools and trust funds whose services include claims, loss control, managed care, and policy issuance. ASI's operations were consolidated with the Meadowbrook's existing operations in Montgomery, Alabama.

     On July 1, 1997, the Company acquired Crest Financial Corporation ("Crest"), a California based holding company which owns 100% of an insurance carrier, Williamsburg National Insurance Company ("Williamsburg"), and Crest Financial Services, a risk management service company. Crest provides these services primarily to the trucking industry within California.

     On April 30, 1998, the Company acquired the business of Villari & Associates, Inc. and National Support Systems, Inc. (collectively referred to as "Villari"). Villari is a Florida based insurance agency which offers professional liability products and programs, group health and disability, and property/casualty products. The business of these two companies now operates under the name of Meadowbrook Villari Agency.

     On July 31, 1998, the Company acquired Florida Preferred Administrators, Inc. ("Florida Preferred"), a third party administrator, and Star acquired Southeastern Holding Corporation, the holding company for an insurance carrier Ameritrust Insurance Corporation ("Ameritrust"), both of which are located in Sarasota, Florida. Florida Preferred provides a broad range of risk management services to purchasers of workers' compensation insurance from Ameritrust.

INDUSTRY SEGMENTS

     Since 1976, the Company has been developing and managing alternative market risk management programs for defined client groups and their members. The alternative market, which developed as a result of historical volatility in the cost and availability of traditional commercial insurance coverages, includes a wide range of approaches to financing and managing risk exposures, such as captives and rent-a-captives, risk retention and risk purchasing groups, governmental pools and trusts and self-insurance plans. According to industry reports, the premiums in the alternative market have grown at a compound average growth rate of 9% since 1994. This compares to the traditional property and casualty market which grew at a 6% compound average growth rate and Meadowbrook's gross written premium which grew at a 20% compound average annual growth rate since 1994. The Company believes that the alternative market has become the preferred means of managing property and casualty insurance and that Meadowbrook is well positioned by focusing on alternative risk solutions for agents, brokers, and insureds of all sizes. Through Meadowbrook, these clients now have access to the kind of sophisticated risk management techniques previously available only to larger corporations.

                       MEADOWBROOK INSURANCE GROUP, INC.

GENERAL

     The Company provides alternative risk management programs and services primarily to industry, public entities, and trade/professional groups. Revenues are generated from four principal sources: fees from program and risk management services, commissions earned on insurance placed with other carriers, earned insurance premiums, and investment income. The subsidiaries of the Company that provide these services are Star, Savers, Ameritrust, Crest and its wholly owned insurer Williamsburg, American Indemnity, ASI, Villari and Florida Preferred and Meadowbrook.

     Through these subsidiaries the Company develops programs, which are customized packages of services or coverages marketed to the group's members. The programs are categorized by the level of risk assumed by the Company either as managed programs, fronted programs, risk-sharing programs, or fully-insured programs.

     Services provided and insurance lines of business include:

                          SERVICES                                    LINES OF BUSINESS
                          --------                                    -----------------
- Risk Analysis and Identification                              - Workers' Compensation
- Feasibility Studies                                           - Commercial Multi-Peril
- Program and Product Design                                    - General Liability
- Sales, Marketing and Public Relations                         -- Errors and Omissions
- Consultation, Education and Training                          -- Automobile
- Captive Formation                                             -- Owners, Landlord and
- Captive Management (Onshore and Offshore)                        Tenant
                                                                - Employment Practices
                                                                   Liability
- Rent-a-Captive                                                - Professional Liability
- Underwriting/Risk Selection                                   -- Legal
- Policy Issuance                                               -- Medical
- Reinsurance Brokerage                                         -- Real Estate Appraisers
- Claims Handling and Administration                            -- Accountants
- Litigation Management                                         -- Pharmacists
- Accounting and Financial Statement Preparation                - Inland Marine
- Regulatory Compliance                                         -- Cargo
- Actuarial and Loss Reserve Analysis                           -- Watercraft
- Loss Prevention and Control                                   - Product Liability
- Legal and Audit Support                                       - Excess Reinsurance
- Information Technology and Processing                         - Commercial Property

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

     Formation and Management of Risk-Bearing Entities. The Company generates fees by forming and managing risk-bearing entities for clients and agents. The Company currently manages over thirty three captives and/or rent-a-captives and holds a minority interest in seven of these captives. The offshore captives are managed by the Company's subsidiaries in Bermuda and Barbados.

                       MEADOWBROOK INSURANCE GROUP, INC.

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

     Claims Handling and Administration. The Company has experience in handling and managing claims for workers' compensation and most other casualty lines, property and general liability. It handles all claims functions for most of the programs managed by the Company. The Company's involvement in claims handling and administration provides feedback to program managers in assessing the client's risk environment and the overall structure of the program.

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

CUSTOMERS, MARKETING, AND DISTRIBUTION

  Fee Based Operations:

     Agency. The Company earns commissions through the operation of a retail property and casualty insurance agency. Formed in 1955 as Meadowbrook's original business, the insurance agency places principally commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than 50 insurance carriers. The agency has grown to be one of the largest agencies in Michigan. In addition, with the 1998 and 1997 acquisitions of the business of Villari, Crest and Meadowbrook of Saginaw, the Company added one Florida based subsidiary (Villari) and two California based subsidiaries. Through these newly acquired subsidiaries, the Company added two licensed property and casualty insurance agencies, as well as the related licensed general agents and excess and surplus lines brokers.

     In total, the Company's agency operations generated commissions of $8.6 million, $7.6 million and $4.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition to its independent retail agency activities, the Company's insurance agency also earns revenue by serving as the agent for several of the Company's programs.

     Managed Programs. In a managed program, the Company, through Meadowbrook, earns commission and fee revenue by providing management and other services to a client's risk-bearing entity, but generally does not share in the operating results of such programs. The Company believes that its managed programs provide a stable source of revenue as well as opportunities for revenue growth without a proportionate increase in expenses. Revenue growth may occur through the sale of existing managed program products to additional members of the sponsoring client group, the expansion of coverages and services provided to existing

                       MEADOWBROOK INSURANCE GROUP, INC.

programs, and the creation of programs for new client groups (such as, additional municipal associations) with needs that are similar to existing client groups.

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

     Meadowbrook specializes in providing managed programs to public entity associations, and currently manages public entity pools and other captive insurance entities, which provide insurance coverage for over 2,500 participants, including city, county, township and village governments in five states. Over the years, Meadowbrook has been able to expand the services offered under existing programs, as well as to increase the number of participants in these managed programs.

     In January of 1999, the Company entered into an agreement with Gulf Insurance ("Gulf"), a member of Traveler's Citigroup, and Kemper Specialty Holdings, Inc. ("Kemper Specialty"). Under this agreement, Meadowbrook has the exclusive authority to represent Gulf and Kemper Specialty as a program manager for public entity business in thirteen states. The products and services under this program are separate from the Company's existing public entity business and are not in competition with existing programs.

     In addition to municipal associations, Meadowbrook also manages mutual insurance companies, offshore captives and other insurance entities including the Company's insurance subsidiaries Star, Savers, Williamsburg, Ameritrust, and American Indemnity.

     In total, Meadowbrook and its subsidiaries employs 714 associates to service the Company's clients and provide management services to the Insurance Operations as defined below.

  Insurance Operations:

     The Company's major insurance subsidiaries, Star, Savers, Ameritrust, and Williamsburg, (collectively referred to as "Insurance Operations"), issue insurance policies for fronted, risk-sharing and fully-insured programs. These companies are complimented by American Indemnity, which offers clients a rent-a-captive vehicle for risk-sharing programs. The Insurance Operations are managed by Meadowbrook and therefore have no employees.

     The Insurance Operations are authorized to write business, on either an admitted or surplus lines basis, in fifty states. Through fronted, risk-sharing and fully insured programs, the Insurance Operations primarily offer workers' compensation, commercial multiple peril, inland marine and other liability. The Insurance Operations also provide fronting services. For the year ended December 31, 1998, the workers' compensation line of business accounted for 43.6% and 51.3% of gross written premiums and net earned premiums, respectively.

     Star, Savers, Williamsburg and Ameritrust are domiciled in Michigan, Missouri, California, and Florida, respectively.

     During 1998, A.M. Best affirmed the "A-" (excellent) rating of Star, Savers, Williamsburg, and Ameritrust. A.M. Best ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. No assurances can be given that in the future A.M. Best will not reduce or withdraw the ratings of the Company's insurance subsidiaries.

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

                       MEADOWBROOK INSURANCE GROUP, INC.

commissions and other fees for policy issuance services and acquisition costs, captive management services, reinsurance brokerage, loss prevention services and claims handling and administration services. For financial reporting purposes, ceding commissions are treated as a reduction in underwriting expenses.

     The Company's experience has been that the number of claims and the cost of losses tend to be lower in risk-sharing programs than with traditional forms of insurance. The Company believes that client risk-sharing motivates insureds to focus on loss prevention and control measures and to establish and adhere to stricter underwriting guidelines. As a result of its experience with risk-sharing programs, the Insurance Operations have sustained a ten year average combined ratio of 96.2% and have outperformed the industry by an average of 12 points.

     The Company assists the sponsoring group with the formation of the captive, which is capitalized by contributions from members of the sponsoring group in exchange for shares of the captive. The captive is generally managed for a fee by an offshore subsidiary of the Company. The Company works with the client to determine the amount of risk exposure that will be assumed by the captive, which varies depending on the captive's capitalization, the line of business, the amount to be retained by the Company and the amount to be reinsured by excess reinsurers. The Company then issues an insurance policy and receives premium from the insured. Pursuant to the quota-share reinsurance agreement with the captive, the Company generally transfers (cedes) a portion of the retained risk to the captive and pays to the captive its share of the net premium (after deducting ceding commissions, policy issuance fees, the cost of excess reinsurance, taxes and other fees and expenses). The Company generally seeks to cede approximately 50% of its loss exposures, but in some cases cedes as little as 20% or as much as 80% of its loss exposures. The Company secures obligations due from captives through the use of Funds Withheld Trusts or Letters of Credit. Through its reinsurance intermediary subsidiaries, the Company obtains excess-of-loss reinsurance, subject to agreed upon limits and retention levels. The Company generally administers all claims handling functions, and the captive provides funds to the Company for the payment of the captive's proportionate share of paid claims and claims expenses. The captive realizes investment income from its capital, unearned premium and loss reserves, and shares in the underwriting results.

     The Company also offers its clients "rent-a-captive" risk-sharing programs. These programs allow a client to retain a significant portion of its own loss exposure without the administrative costs and capital commitment required to establish and operate its own captive.

     In another variation on client risk-sharing, the Company establishes retrospectively-rated programs for individual accounts. In such a program, the Company works with the client to develop the appropriate self-insured retention and loss fund amount and then helps arrange for excess of loss reinsurance. The client reimburses the Company for all claim payments within the client's retention. The Company generally earns a management fee (which includes claims and loss control fees). In most of these programs, the Company also participates in the operating results of the reinsurance coverage and earns a ceding commission.

     Agent Risk-Sharing. The Company also writes program business on a risk-sharing basis with agents or brokers. The Company believes that agent risk-sharing has grown as a result of market volatility and lack of coverage availability in the traditional market. Risk-sharing is achieved either through an agent-owned captive, rent-a-captive or through a contingent commission structure tied to underwriting results. The Company believes that certain agents and brokers view risk-sharing as a means to recapture lost profit margins on commissions that have been reduced due to premium reductions in the soft market and to establish a long-term relationship with an insurer.

     The agent may own a captive or purchase an interest in a rent-a-captive which acts as a reinsurer on business produced. In some cases, the captive's shareholders may include key producers, subproducers or insureds. In other circumstances, the agent accepts a lower up-front commission in exchange for a multi-year contingent commission based on operating results. The Company believes that multi-year commission structures motivate the agent to produce business with better risk characteristics and higher profit potential.

                       MEADOWBROOK INSURANCE GROUP, INC.

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

     In December 1996, the Company entered into a five-year joint underwriting agreement with Connecticut Surety Company. The agreement provides for the transfer of the underwriting risk on the majority of the Company's existing surety bond business. In addition, Star will continue to write new surety business, utilizing its capital and licenses, and Connecticut Surety will manage the operations and assume the risk. This arrangement substantially reduces the Company's underwriting risk exposure. This enables the Company to refocus its efforts on its core business, alternative risk management.

     In December of 1998 Connecticut Surety Company entered into an agreement with Evergreen National Indemnity Company to transfer the Contract Surety business that it wrote on behalf of Star Insurance Company to Evergreen National Indemnity Company. The agreement provides for the transfer of the underwriting risk on this class of bonds from Connecticut Surety to Evergreen National.

DEPENDENCE ON KEY PROGRAMS

     The Company provides alternative risk management programs and services to certain large client groups and associations and then markets them to their individual members. In 1998, 1997, and 1996 the Company's top four programs, excluding the surety bond business, accounted for 38%, 46% and 37%, respectively, of the Company's total net earned premiums. The loss or cancellation of any of the Company's significant programs by the relevant client groups, or the general availability of commercial market coverage to members of such groups on more favorable terms than provided under the Company's programs, could have an adverse effect on the Company's results of operations. The Company has multiple year contracts with many of its clients and has maintained retention rates in the mid to high 90% range.

RESERVES

     The information required by this item is incorporated by reference to pages 39 and 40 of the Notes to Consolidated Financial Statements, and pages 18 of item 7, Management's Discussion and Analysis.

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

                       MEADOWBROOK INSURANCE GROUP, INC.

Company establishes reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and loss adjustment expenses ("LAE").

     The following table shows the development of reserves for unpaid losses and LAE from 1989 through 1998 for the Company's current insurance subsidiaries.

     Due to the Company's adoption of SFAS 113, the bottom portion of the table shows the impact of reinsurance for the years 1992 through 1998, reconciling the net reserves shown in the upper portion of the table to gross reserves.

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

                                                           YEARS ENDED DECEMBER 31,
                       -------------------------------------------------------------------------------------------------
                        1989     1990     1991      1992      1993      1994      1995      1996       1997       1998
                        ----     ----     ----      ----      ----      ----      ----      ----       ----       ----
                                                            (DOLLARS IN THOUSANDS)
Reserves for losses
  and LAE at end of
  period.............  $6,262   $9,293   $13,964   $23,545   $35,744   $47,149   $64,668   $65,775   $ 60,786   $ 84,254
Cumulative paid as of
  1 year later.......   1,737    2,877     4,326     5,420    11,172    15,792    25,659    31,626     31,368
  2 years later......   3,284    4,796     6,309    10,052    19,298    26,227    42,969    49,930
  3 years later......   4,508    5,117     7,652    13,554    23,571    33,227    52,222
  4 years later......   4,195    5,971     8,954    15,598    26,700    36,644
  5 years later......   4,594    6,568     9,564    16,574    27,492
  6 years later......   4,970    6,786    10,360    17,341
  7 years later......   5,154    7,123    11,000
  8 years later......   5,425    7,395
  9 years later......   5,519
Reserves re-estimated
  as of end of year:
  1 year later.......   8,204    9,939    14,693    22,609    35,354    46,738    65,058    67,010     69,012
  2 years later......   7,488    9,800    14,361    21,661    33,524    45,578    65,312    69,536
  3 years later......   7,296    9,396    12,853    20,909    33,308    45,255    66,692
  4 years later......   6,683    8,758    12,649    20,623    33,685    45,592
  5 years later......   6,299    8,600    12,525    19,639    32,263
  6 years later......   6,293    8,371    12,186    19,658
  7 years later......   6,128    7,970    12,166
  8 years later......   5,866    7,975
  9 years later......   5,822
Cumulative redundancy
  (deficiency):
  Dollars............  $  440   $1,318   $ 1,798   $ 3,887   $ 3,481   $ 1,557   $(2,024)  $(3,761)  $ (8,226)
  Percentage.........    7.03%   14.18%    12.88%    16.51%     9.74%     3.30%    -3.13%    -5.72%    -13.53%
Net reserves.........                               23,545    35,744    47,149    64,668    65,775     60,786     84,254
Ceded reserves.......                               20,399    14,707    17,844    22,318    26,615     38,193     64,590
Gross reserves.......                               43,944    50,451    64,993    86,986    92,390     98,979    148,844
                       ------   ------   -------   -------   -------   -------   -------   -------   --------   --------
Net re-estimated.....                               19,639    32,263    45,592    66,692    69,536     69,012
Ceded re-estimated...                               22,904    17,095    21,362    27,625    26,346     49,228
Gross re-estimated...                               42,543    49,358    66,954    94,317    95,882    118,240
                       ------   ------   -------   -------   -------   -------   -------   -------   --------   --------
Gross cumulative
  Redundancy
  (deficiency).......                              $ 1,401   $ 1,093   $(1,961)  $(7,331)  $(3,492)  $(19,261)
                       ======   ======   =======   =======   =======   =======   =======   =======   ========   ========

                       MEADOWBROOK INSURANCE GROUP, INC.

     Loss and LAE reserves have historically developed redundancies on a net basis apart from the most recent three years. The unfavorable reserve development on the 1995 and 1996 calendar years were mostly due to the runoff of the reserves from the discontinued surety bond programs. The 1997 year-end net surety reserves were shown to be $1.6 million dollars deficient by year-end 1998. More conservative estimates of non-contract surety recoveries were used in 1998. The Company does not expect this net deficiency to continue in the future because the number of open surety claims is minimal relative to prior years and most open contract claims have exceeded Star Insurance Company's net retention limits. The remaining deficiency on the 1997 reserves was due to certain isolated programs including professional liability for two distinct professions and two workers compensation programs.

     The gross loss and LAE deficiency on 1997 reserves was mostly due to the adverse development and IBNR strengthening on the Star fronted business for Connecticut Surety. Gross surety reserves established at December 31, 1998 are stronger relative to reserves established in 1997 because higher expected loss ratios were assumed in 1998. The remaining gross deficiency was related to the same programs mentioned previously relating to the net deficiency.

INVESTMENTS

     Certain information required by this item is incorporated by reference to pages 34, 37-39 of the Notes to the Consolidated Financial Statements, and pages 17 and 20 of item 7, Management's Discussion and Analysis.

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

     The market for alternative risk management products and services is significantly influenced by market conditions affecting the traditional property and casualty insurance industry. Insurance market conditions historically have been subject to significant variability due to premium rate competition, natural disasters and other catastrophic events, judicial trends, changes in the investment and interest rate environment, regulation and general economic conditions. Pricing is a primary means of competition in the commercial insurance market. Competition is also based on the availability and quality of products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise. The primary basis for competition among alternative risk management providers varies with the financial and insurance needs and resources of each potential insured. Principal factors that are considered by insureds include: an analysis of the net present-value (after tax) of the cost of financing the insured's expected level of losses, the amount of excess coverage provided in the event losses exceed expected levels, cash flow and tax planning considerations, and the expected quality and consistency of the services to be provided. The Company believes that it is able to compete based on its experience, the quality of its products and services, and its program-oriented approach. However, its ability to successfully compete is dependent upon a number of factors, many of which, including market and competitive conditions, which are outside of the Company's control.

                       MEADOWBROOK INSURANCE GROUP, INC.

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

     In addition to the regulatory oversight of the Company's insurance subsidiaries, the Company is also subject to regulation under the Michigan, Missouri, California and Florida Insurance Holding Company System Regulatory Acts (the "Holding Company Acts"). The Holding Company Acts contain certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. The Holding Company Acts contain special reporting and prior approval requirements with respect to transactions among affiliates.

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

INSURANCE REGULATION CONCERNING CHANGE OR ACQUISITION OF CONTROL

     Star, Savers Williamsburg and Ameritrust are domestic property and casualty insurance companies organized, respectively, under the insurance laws (the "Insurance Codes") of Michigan, Missouri, California and Florida. The Insurance Codes provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control containing certain information required by statute and published regulations and provide a copy of such to the domestic insurer. In all four states, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of any other person.

                       MEADOWBROOK INSURANCE GROUP, INC.

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

     Any future transactions that would constitute a change in control of the Company would also generally require prior approval by the Insurance Departments of Michigan, Missouri, California and Florida and would require pre-acquisition notification in those states which have adopted pre-acquisition notification provisions and in which the insurers are admitted. Such requirements may deter, delay or prevent certain transactions that could be advantageous to the stockholders of the Company.

RESTRICTIONS ON DIVIDENDS AND RISK-BASED CAPITAL

     The information required by this item is incorporated by reference to pages xx-xx and xx of the Notes to the Consolidated Financial Statements.

EFFECT OF FEDERAL LEGISLATION

     Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include federal government regulation of insurance, sale of insurance by entities not previously allowed, federal government participation in asbestos and other product liability claims, pension regulation (ERISA), examination of the taxation of insurers and reinsurers minimum levels of liability insurance and automobile safety regulations.

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

     In 1998, Star had one ratio, excluding the Ameritrust acquisition, which varied from the "usual value" range as follows:

                                                                            STAR RATIO, EXCLUDING IMPACT
                 RATIO                       USUAL RANGE      STAR VALUE    OF ACQUISITION OF AMERITRUST
                 -----                       -----------      ----------    ----------------------------
Change in net writings..................    , 33% or . -33%       42%                    42%
Investment yield........................    , 10% or . 4.5%      3.8%                   5.6%
Liabilities to liquid assets............         Under 105%      109%                   104%

     Star's growth in net written premiums of 42% in 1998, exceeded the usual range set forth by the NAIC of 33%. Star writes program business, as opposed to individual risks, and programs may take longer periods of time to implement, the growth in any one accounting period may fluctuate from very low rates to very high rates. Consequently, a more accurate measure of Star's growth is a five year compound average growth rate which is 11.3% and is within the normal range.

                       MEADOWBROOK INSURANCE GROUP, INC.

ITEM 2. PROPERTIES

     The Company currently leases its corporate offices in Southfield, Michigan from 26600 Development Associates Limited Partnership. In 1998, the Company paid rent in the amount of approximately $1,130,986. The term of the lease for the offices in Southfield expires on September 30, 2004. The Company, through its subsidiaries, is also a party to various leases for locations in which such subsidiaries have offices. The Company does not consider any of these leases to be material.

     During 1998, the Company purchased land in close proximity to its existing offices. The cost of the land was $3.2 million.

ITEM 3. LEGAL PROCEEDINGS

     On June 26, 1995, two shareholders and an officer of a former agent (the "Primary Plaintiffs') of Star, and a former spouse of one shareholder and an employee of the former agent (the "Individual Plaintiffs") initiated legal proceedings against, among others, Star and Meadowbrook in the District Court for Washoe County, Reno, Nevada. All of the plaintiffs requested injunctive relief, compensatory damages, punitive and exemplary damages, and attorney's fees in an unspecified amount. The Nevada Insurance Department revoked the license of one of the Primary Plaintiffs and one of the Individual Plaintiffs and denied further licensing of the other Primary Plaintiffs.

     The Company vigorously defended itself and filed counter-claims against the Primary Individual Plaintiffs. On April 1, 1998, the Court issued an Order dismissing all claims of the Primary Plaintiffs with prejudice.

     On January 12, 1999, the remaining claims of the Individual Plaintiffs and the counterclaims of Meadowbrook and Star against the Primary and Individual Plaintiffs were tried. On February 2, 1999, the jury returned a verdict in favor of Meadowbrook and Star against the Primary and Individual Plaintiffs. In addition, the jury found against the Individual Plaintiffs and in favor of Meadowbrook and Star on their remaining claims. Equitable claims of Meadowbrook and Star and the Individuals Plaintiffs have not yet been resolved by the Court. It is not expected that the outcome of this litigation will have a material impact on the financial condition of the Company.

     A Final Judgment will be entered with the Court, which is subject to appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                       MEADOWBROOK INSURANCE GROUP, INC.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to page 20 of the Company's 1998 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1998        1997        1996        1995        1994
                                                ----        ----        ----        ----        ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
INCOME STATEMENT DATA:
Gross written premium.....................    $186,332    $146,739    $115,580    $123,119    $ 90,625
Net written premium.......................      93,481      74,965      72,758      93,638      57,555
Net earned premium........................      92,085      68,493      84,547      82,698      49,855
Net investment income.....................       9,579       8,128       8,002       5,325       3,257
Net realized gain (loss) on investments...          52         134          26          45        (35)
Total revenue.............................     134,114     101,125     109,189      89,974      53,155
Net losses and LAE........................      56,703      36,143      41,265      43,795      30,956
Policy acquisition and other expenses.....      31,931      19,531      32,079      33,721      16,950
Income before income taxes................       6,645      17,386      10,868       9,488       4,867
Net income................................       5,870      13,043       8,706       7,220       3,702
Earnings per share -- diluted.............    $   0.65    $   1.42    $   0.95    $   1.32    $   0.95
Dividends declared per share..............    $   0.10    $   0.08    $   0.08    $     --    $     --
BALANCE SHEET DATA:
Total investments and cash and cash
  equivalents.............................    $201,025    $167,292    $156,495    $148,977    $ 88,460
Total assets..............................     440,075     328,642     265,035     241,764     158,637
Loss and LAE reserves.....................     148,844      98,979      92,390      86,986      64,993
Shareholders' equity......................     119,567     112,469     100,201      92,216      44,444
OTHER DATA:
GAAP ratios (insurance companies only)
Net loss and LAE ratio....................        65.0%       55.7%       52.1%       53.2%       62.1%
Expense ratio.............................        30.6%       34.0%       45.0%       41.7%       34.0%
Combined ratio............................        95.6%       89.7%       97.1%       94.9%       96.1%
Statutory combined ratio..................        98.7%       90.2%       98.1%       94.2%       96.4%
Industry statutory combined ratio.........       105.0%*     101.6%      105.8%      106.4%      108.5%

-------------------------
* Estimated

                       MEADOWBROOK INSURANCE GROUP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Meadowbrook Insurance Group, Inc. (the "Company") provides alternative risk management programs and services primarily to industry, public entities, and trade/professional groups. Revenues are generated from four principal sources: fees from program management services, commissions earned on insurance placed by a subsidiary with other carriers, earned insurance premiums, and investment income. The subsidiaries of the Company that provide these services are Star Insurance Company ("Star"), Savers Property and Casualty Insurance Company ("Savers"), Florida Preferred Administrators, Inc. ("Florida Preferred"), Ameritrust Insurance Company ("Ameritrust"), Crest Financial Corporation ("Crest") and its wholly owned insurer Williamsburg National Insurance Company ("Williamsburg"), American Indemnity Insurance Company, Ltd. ("American Indemnity"), Association Self Insurance Services, Inc. ("ASI"), Meadowbrook of Saginaw, ("Saginaw") and Meadowbrook, Inc. ("Meadowbrook"), the risk management company and other subsidiaries.

     Through these subsidiaries the Company develops programs, which are customized packages of services or coverages marketed to the group's members. The programs are categorized by the level of risk assumed by the Company. In managed programs, the Company usually assumes no insurance risk and generates fee revenue through program management services. In fronted programs, the Company usually assumes less than 10% or less of the underwriting risk and generates fees which are accounted for as a reduction of underwriting expenses in accordance with GAAP and statutory accounting practices. In risk-sharing programs, the Company participates with the client or producing agent in the operating results of the programs through a captive, retrospectively-rated program, or a contingent commission. In fully-insured programs, the Company provides traditional insurance without a risk-sharing mechanism and derives revenue exclusively from earned premiums and investment income. Fully-insured programs are developed only in response to a specific market opportunity and generally when the Company believes there is potential to develop a long-term risk-sharing partnership in the future.

     The Company's major insurance subsidiaries, Star, Savers, Williamsburg and Ameritrust, issue insurance policies for fronted, risk-sharing and fully-insured programs. These companies are complimented by American Indemnity, which offers clients a rent-a-captive vehicle for risk-sharing programs.

     Managed programs and agency activities are provided through Meadowbrook, the Company's risk management subsidiary. Meadowbrook was acquired by the Company in November, including their subsidiaries, in 1995. Prior to its acquisition, it was an affiliated company. Fee and commission revenues are generated through Meadowbrook and Crest Financial Services primarily from the following sources: retail insurance agency commissions, program management fees, claims handling and administration fees, loss prevention and control fees, and reinsurance brokerage commissions. Management fee revenue is also generated from the following services: program design and implementation, sales and marketing to members of a client group, captive formation and management, underwriting/risk selection, accounting and financial statement preparation, regulatory compliance, actuarial and loss reserve analysis. In addition to providing services to outside clients, Meadowbrook also provides services to the Company's insurance subsidiaries, which includes the management of their insurance operations.

     The Company acquired ASI of Montgomery, Alabama in November, 1996. The acquisition was not material to the Company's results of operations. ASI is a full service risk-management operation focused on insurance pools and trust funds whose services include claims, loss control, managed care, and policy issuance. ASI's operations were consolidated with the Company's existing operations in Montgomery, Alabama.

     In December of 1996, the Company entered into a five-year joint underwriting agreement with Connecticut Surety Company. The agreement provides for the transfer of the underwriting risk on the majority of the Company's existing surety bond business. In addition, Star will continue to write new surety

                       MEADOWBROOK INSURANCE GROUP, INC.

business, utilizing its capital and licenses, and Connecticut Surety will manage the operations and assume the risk. This arrangement substantially reduces the Company's underwriting risk exposure. This enables the Company to refocus its efforts on its core business, alternative risk management.

     On July 1, 1997, the Company acquired Crest, a California based holding company which owns 100% of Williamsburg, an insurance carrier, and Crest Financial Services, a risk management service company. Crest provides risk management and insurance services primarily to the trucking industry within California.

     On April 30, 1998, the Company acquired the business of two Florida-based insurance agencies, Villari & Associates, Inc. and National Support Systems, Inc. (collectively referred to as "Villari"). Villari offers professional liability products and programs, group health and disability, and property/casualty products.

     On July 31, 1998, the Company acquired Florida Preferred, a third party administrator, and Star acquired Southeastern Holding Corporation, the holding company of Ameritrust, both of which are located in Sarasota, Florida. Florida Preferred provides a broad range of risk management services to purchasers of workers' compensation insurance from Ameritrust as well as other insurance carriers.

RESULTS OF OPERATIONS

                                 FOR THE YEARS ENDED DECEMBER 31,       CHANGE 98 VS. 97       CHANGE 97 VS. 96
                                 ---------------------------------      -----------------      -----------------
                                   1998        1997        1996            $         %            $         %
                                   ----        ----        ----            -         -            -         -
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Total revenues.................  $134,114    $101,125    $109,189       $32,989     32.6%      $ (8,064)   (7.4)%
Total expenses.................   127,469      83,739      98,321        43,730     52.2        (14,582)  (14.8)
                                 --------    --------    --------       -------    -----       --------   -----
Income before taxes............     6,645      17,386      10,868       (10,741)   (61.8)         6,518    60.0
Income taxes...................       775       4,343       2,162        (3,568)   (82.2)         2,181   100.9
                                 --------    --------    --------       -------    -----       --------   -----
Net income.....................  $  5,870    $ 13,043    $  8,706       $(7,173)   (55.0)%     $  4,337    49.8%
                                 ========    ========    ========       =======    =====       ========   =====

     Net income in 1998 decreased $7.1 million, or 55.0%, from $13.0 million in 1997 to $5.9 million in 1998. The decrease in net income reflects charges made during the third quarter of 1998 ($8.6 million), and increased expenses for investments made in personnel and technology for future growth. These items were somewhat offset by contributions made by our recent acquisitions and growth in new and existing business in our insurance operations.

     Net income in 1997 increased $4.3 million, or 49.8%, from $8.7 million in 1996 to $13.0 million in 1997. The increase in net income primarily reflects overall growth from our fee-based risk management operations as well as profitable underwriting results from our core program business. Total revenues decreased $8.1 million, or 7.4%, while total expenses decreased $14.6 million, or 14.8%. The decrease in expenses primarily relates to an increase in ceding commissions of $7.3 million, or 49.3%, a decrease in overall policy acquisition costs of $5.8 million, or 49.0%, associated with the transfer of the surety bond program, as well as overall savings in administrative costs.

REVENUE

                                    FOR THE YEARS ENDED DECEMBER 31,       CHANGE 98 VS. 97       CHANGE 97 VS. 96
                                    ---------------------------------      -----------------      -----------------
                                      1998        1997        1996            $          %           $         %
                                      ----        ----        ----            -          -           -         -
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Net earned premium................  $ 92,085    $ 68,493    $ 84,547       $23,592      34.4%     $(16,054)  (19.0)%
Net commissions and fees..........    32,398      24,360      16,566         8,038      33.0         7,794    47.0
Investment and miscellaneous
  income..........................     9,631       8,272       8,076         1,359      16.4           196     2.4
                                    --------    --------    --------       -------      ----      --------   -----
Total revenue.....................  $134,114    $101,125    $109,189       $32,989      32.6%     $ (8,064)   (7.4)%
                                    ========    ========    ========       =======      ====      ========   =====

                       MEADOWBROOK INSURANCE GROUP, INC.

     The Company's written and earned premium were as follows:

                                   FOR THE YEARS ENDED DECEMBER 31,       CHANGE 98 VS. 97        CHANGE 97 VS. 96
                                   ---------------------------------      -----------------      ------------------
                                     1998        1997        1996            $          %           $          %
                                     ----        ----        ----            -          -           -          -
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Gross written premium............  $186,332    $146,739    $115,580       $39,593      27.0%     $ 31,159     27.0%
Net written premium..............    93,481      74,965      72,758        18,516      24.7         2,207      3.0
Net earned premium...............  $ 92,085    $ 68,493    $ 84,547       $23,592      34.4%     $(16,054)   (19.0)%

     Gross written premium increased by $39.6 million, or 27.0%, to $186.3 million in 1998 from $146.7 million in 1997. The increase reflects growth in existing business of $23.3 million and new programs totaling $29.2 million. This growth was somewhat offset by a one-time unearned premium transfer in 1997 ($6.5 million) and a reduction in the discontinued surety bond business ($5.4 million). The growth in existing business reflects a full year of premium writings in programs initiated in 1997, assumed business, and expansion into additional states. The increase in new business reflects the addition of twenty-four new programs in 1997, and $6.6 million from premiums produced by Ameritrust.

     Net written premium increased by $18.5 million, or 24.7%, to $93.5 million in 1998 from $75.0 million in 1997. The increase reflects the acquisition of Ameritrust which contributed $5.8 million to net premiums written in 1998. Excluding the impact of Ameritrust, the greater growth in gross compared to net written premium reflects the addition of three new programs in which the Company retained limited risk, but generated risk management fees.

     Net earned premiums increased by $23.6 million, or 34.4%, to $92.1 million in 1998 from $68.5 million in 1997. This increase reflects the acquisition of Ameritrust, which contributed $7.5 million. Excluding the impact of the Ameritrust acquisition, net earned premium increased 23.5% reflecting growth in existing business primarily from programs initiated in 1997.

     Gross written premium increased by $31.2 million, or 27.0%, to $146.7 million in 1997 from $115.6 million in 1996. The increase reflects growth in existing business of $13.2 million and new programs totaling $31.1 million. This growth was somewhat offset by the reduction in surety bond business and other discontinued programs. The growth in existing business reflects a full year of premium writings in programs initiated in 1996, assumed business, and expansion into additional states. The increase in new business reflects the addition of twelve new programs in 1996, and $3.7 million from premiums produced by Williamsburg.

     Net written premium increased by $2.2 million, or 3.0%, to $75.0 million in 1997 from $72.8 million in 1996. The disproportionate growth between gross written and net written resulted from higher participation by risk sharing clients, fronting services, and the transfer of the surety bond program in December 1996.

     Net earned premiums decreased by $16.1 million, or 19.0%, to $68.5 million in 1997 from $84.5 million in 1996. This decrease reflects the impact of the discontinuation of the surety bond program in December 1996, offset by growth in our core program business.

NET COMMISSIONS AND FEES

     Net commissions and fees for Meadowbrook increased by $8.0 million, or 33.0%, from $24.4 million in 1997 to $32.4 million in 1998. Net commission and fees increased by $7.8 million, or 47.0%, to $24.4 million in

                       MEADOWBROOK INSURANCE GROUP, INC.

1997 from $16.6 million in 1996. Commissions and fees are derived from managed programs and the retail insurance agency operations and consist of the following (in thousands):

                                                       FOR YEARS ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1998       1997       1996
                                                        ----       ----       ----
Management fees....................................    $ 7,690    $ 6,799    $ 5,822
Claims fees........................................      8,434      8,155      3,720
Loss control fees..................................      1,032      1,168      1,390
Reinsurance brokerage..............................        979        560        797
Miscellaneous fees and charges.....................        (14)         8         23
                                                       -------    -------    -------
Total risk management fees.........................     18,121     16,690     11,752
Agency and sales commissions.......................     14,277      7,670      4,814
                                                       -------    -------    -------
Net commissions and fees...........................    $32,398    $24,360    $16,566
                                                       =======    =======    =======

     Net commissions and fees increased $8.0 million, or 33.0%, during 1998. The increase in Risk Management fees of $1.4 million primarily reflects management and claims fees from recent acquisitions. The $6.6 million increase in Agency and Sales Commissions reflects $6.1 million additional commissions from acquisitions. The remaining $0.5 million increase resulted from growth in Meadowbrook's existing agency business.

     Net commissions and fees increased $7.8 million, or 47.0%, during 1997. The increase in risk management fees of $4.9 million primarily reflects additional management fees of $1.3 million and ASI claims fees of $3.2 million. The remaining increase resulted from Crest management fees of $0.5 million. The increase in Agency and sales commissions reflect additional commissions from Crest Financial of $2.1 million. The remaining increase resulted from growth in Meadowbrook's existing agency business.

NET INVESTMENT INCOME

     Net investment income increased $1.3 million in 1998, or 16.4%, to $9.6 million from $8.3 million in 1997 and $0.2 million in 1997, or 2.4%, from $8.0 million in 1996. The increase in investment income in 1998 was primarily the result of $23.0 million increase in cash and invested assets related to the acquisition of Ameritrust in July of 1998. The pre-tax weighted average yield on invested assets was 5.2%, 5.4%, and 5.3% in 1998, 1997, and 1996, respectively. The Company's investment philosophy is one of maximizing after-tax earnings through significant investments in tax-exempt bonds. Accordingly, the weighted average yield on invested assets on an after-tax basis was 4.6% in 1998 and 4.7% in both 1997 and 1996. Subsequent to year end the Company began to increase its position in equity securities. The Company plans to invest up to $10.0 million in equity securities. These investment activities will be provided for by cash from operations and cash from proceeds for the maturity of debt securities.

                       MEADOWBROOK INSURANCE GROUP, INC.

EXPENSES

     Total expenses increased by $43.8 million, or 52.2%, to $127.5 million in 1998 from $83.7 million in 1997 and decreased by $14.6 million, or 14.8%, to $83.7 million in 1997 from $98.3 million in 1996. The expenses are as follows (in thousands):

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1998         1997        1996
                                                                  ----         ----        ----
Net losses and LAE:
Other than surety...........................................    $ 55,022     $31,558     $32,971
Surety business.............................................       1,681       4,585       8,294
Salaries and benefits.......................................      36,856      27,416      24,977
Interest....................................................       1,979         649          --
Other operating expenses:
Expenses other than surety..................................      31,951      20,910      21,962
Surety bond expenses........................................         (20)     (1,379)     10,117
                                                                --------     -------     -------
Total expenses..............................................    $127,469     $83,739     $98,321
                                                                ========     =======     =======

NET LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE)

     Net losses and LAE incurred increased by $20.6 million, or 56.9%, to $56.7 million in 1998 from $36.1 million in 1997 and decreased by $5.1 million, or 12.4%, to $36.1 million in 1997 from $41.3 million in 1996. Analysis of losses and LAE utilizing insurance ratios, on an overall and non-surety basis, are reflected below.

     The GAAP loss and LAE ratio increased to 65.0% in 1998 from 55.7% in 1997. This 9.3 point increase reflects a $7.3 million charge for reserve strengthening which added 7.9 points to the GAAP loss and LAE ratio. This reserve strengthening was required for three reasons: less favorable than anticipated development of prior year reserves, unexpected increases in recent claims activity on several large programs, and an increase in projected ultimate loss ratios for the most recent accident years due to pricing pressure experienced in the commercial property & casualty market. The remaining 1.4 point increase reflects increased expected loss ratios going forward to reflect these competitive market conditions.

     The GAAP loss and LAE ratio was 55.7% and 52.1% in 1997 and 1996, respectively, a 3.6 point increase. On a pro forma basis, as if the Connecticut Surety reinsurance ceding arrangement on the surety program had occurred at the beginning of 1996, the GAAP loss and LAE ratio would have been 56.3% in 1996. This change reflects favorable claims experience primarily in workers compensation based programs and residual markets. This favorable experience was somewhat offset by adverse development relating to the run-off of the surety bond program which added 3.3 points in 1997.

SALARIES AND EMPLOYEE BENEFITS

     Salaries and employee benefits increased by $9.5 million, or 34.4%, to $36.9 million in 1998 compared to $27.4 million in 1997. This increase reflects additional 1998 salary and employee expenses of $5.2 million from 1998 and full year 1997 acquisitions and the remaining increase reflects an increase in staff to handle information technology initiatives and growth in our existing and new business.

     Salaries and employee benefits increased by $2.4 million, or 9.8%, to $27.4 million in 1997 compared to $25.0 million in 1996. This increase reflects additional 1997 salary and employee expenses of $3.3 million from Crest and ASI, which was somewhat offset by a reduction in surety department salaries due to the Connecticut Surety agreement.

                       MEADOWBROOK INSURANCE GROUP, INC.

INTEREST EXPENSE

     Interest expense for 1998 and 1997 was $2.0 million and $649,000, respectively. This interest expense relates to the use of the Company's line of credit. There was no interest expense recorded during 1996. The proceeds from the line of credit were used to fund the 1998 and 1997 acquisitions, as well as the stock repurchases in the fourth quarter of 1998.

OTHER OPERATING EXPENSES

     Other operating expenses from the non-surety business increased $11.1 million, or 52.8%, to $32.0 million in 1998 from $20.9 million in 1997. This increase primarily reflects a $1.3 million write-off of uncollectible agency loans and premium receivables related to discontinued programs, contract service fees associated with the 1998 technology initiatives, as well as direct commissions and contingent commissions on risk bearing insurance programs.

     Other operating expenses from the non-surety business decreased $1.1 million, or 4.8%, to $20.9 million in 1997 from $22.0 million in 1996. This decrease reflects a $3.3 million increase in ceding commission on risk sharing and fronted programs, reduction in technology costs incurred in 1996 and overall savings in administrative costs related to management's efforts to increase operating efficiencies. These reductions were offset by incremental costs of $3.1 million related to 1997 acquisitions.

     Other operating expense from the surety business decreased $11.5 million to ($1.4) million in 1997 from $10.1 million in 1996. This decrease reflects the run-off of the surety business and the increase in ceding commissions.

TAXES

     The provision for income taxes was $0.8 million in 1998, $4.3 million in 1997 and $2.2 million in 1996, representing effective tax rates of 11.7%, 25.0% and 19.9% in 1998, 1997, 1996, respectively. The tax rates were significantly lower than the 34% corporate rate due to the Company's heavily tax-exempt investment portfolio.

     The decrease in the effective tax rate in 1998 reflects an unusually low proportion of underwriting and fee based income in relation to net investment income. The increase in the effective tax rate in 1997 reflects the higher proportion of underwriting and risk management service income in relation to net investment income.

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

     Cash flow provided by operations for 1998 and 1996 was $10.3 million and $11.6 million, respectively. This compares to cash used by operations of $1.7 million in 1997. The unusual reduction in cash from operations during 1997 reflects significant written, but uncollected, premiums in the fourth quarter of 1997, the transfer of the surety bond program to Connecticut Surety and the payment of claims associated with the run-off of the surety bond program. The Company held $20.5 million in cash and cash equivalents at December 31, 1998.

                       MEADOWBROOK INSURANCE GROUP, INC.

     The Company has one unsecured line of credit totaling $50.0 million, of which $38.1 million was outstanding at December 31, 1998. The line expires on July 1, 2001. The Company drew on this line of credit to meet cash flow needs, primarily to consummate the acquisitions made during 1997 and 1998.

     In addition, a standby letter credit of $3,564,077 had been issued to an insurance subsidiary of the Company, under an agreement expiring with extensions granted on a yearly basis. This letter of credit is being used as security for the insurance subsidiary's obligations under a reinsurance agreement, and is added to the outstanding balance under the Company's $50.0 million unsecured line of credit to determine availability of funds under the line.

     In addition, one subsidiary had a secured line of credit with a bank which permits borrowings up to 80% of the accounts receivable which secure the line. The line expired February 28, 1999 and is automatically renewable each year. This line bears interest at 1% under the prime rate (prime was 7.75% at December 31, 1998). At December 31, 1998, $2,869,969 was outstanding under this line.

     As of December 31, 1998 and 1997, the recorded values of the Company's investment portfolio, including cash and cash equivalents, were $200.4 million and $167.3 million, respectively. The Company's investment portfolio consists primarily of tax-exempt fixed income securities of varying maturities. The investment portfolio, at December 31, 1998, was 98.1% invested in investment grade A or above bonds (as defined by S&P). During 1999, the Company expects to increase its position in equity securities by approximately $10.0 million.

     Shareholders' equity was $119.6 million, or $13.80 per common share, at December 31, 1998, compared to $115.4 million at December 31, 1997, or $13.33 per common share. The increase in shareholders' equity during 1998 reflects earnings, dividends, stock repurchases and an increase of $0.9 million in the fair values of available-for-sale debt and equity securities. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

     A significant portion of the Company's consolidated assets represents assets of the Company's insurance subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its insurance subsidiaries is limited by Michigan regulatory guidelines which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of the insurance company's net income (excluding realized capital gains) OR ten percent of the insurance company's policyholders' surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law which prohibits an insurer from declaring dividends except out of earned surplus earnings of the company. Since Star is the parent insurance company, its maximum dividend calculation represents the combined insurance companies. Based upon the 1998 statutory financial statements of Star Insurance Company, as of January 1, 1999 Star may not pay any dividend to the Company, without prior approval of the Michigan Commissioner of Insurance. On December 23, 1998, the Commissioner approved payment of a $5,000,000 dividend to the Company, which was used to increase the paid in capital and surplus of Williamsburg. No dividends were paid or returned in 1997 and 1996.

     The insurance subsidiaries are required to maintain certain deposits with regulatory authorities which totaled $24.1 million at December 31, 1998, and $17.6 million at December 31, 1997.

REGULATORY ISSUES

     Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios) which are evaluated by regulators and rating agencies. The Company has recently changed its objective to maintain a gross written premium to statutory surplus at or below 3 to 1 to at or below 4 to 1. This change reflects the impact of both the fronting and risk sharing program business in comparison to the composition of a traditional

                       MEADOWBROOK INSURANCE GROUP, INC.

insurer who does not have significant fronting nor risk sharing business. The traditional insurers do tend to drive industry standards. The Company's target for net written premium to statutory surplus remains at or below 2 to 1. For 1998, premium leverage ratios were 2.3 to 1 and 1.2 to 1 on a gross and net premium written basis, respectively.

     The National Association of Insurance Commissioners ("NAIC") has adopted a risk-based capital ("RBC") formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company's products and investment portfolio and is to be used as a tool to identify weakly capitalized companies. At December 31, 1998 and 1997, Star Insurance Company, the parent insurance company had a RBC ratio that exceeded applicable risk-based capital requirements. At December 31, 1998 and 1997, Star's statutory surplus was $70.0 million and $68.7 million, respectively; the threshold requiring regulatory involvement was $12.6 million in 1998 and $9.2 million in 1997.

REINSURANCE CONSIDERATIONS

     The Company seeks to manage the risk exposure of its insurance subsidiaries and its clients through the purchase of excess-of-loss and quota share reinsurance. The Company's reinsurance requirements are analyzed on a specific program basis to determine the appropriate retention levels and reinsurance coverage limits. The Company secures this reinsurance based on the availability, cost, and benefits of various reinsurance alternatives.

     Reinsurance does not legally discharge an insurer from its primary liability for the full amount of risks assumed under insurance policies it issues, but it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In its selection of reinsurers, the Company evaluates the financial stability of its prospective reinsurers. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables. No assurance can be given, however, regarding the future ability of any of the Company's reinsurers to meet their obligations. The following table sets forth information relating to the Company's five largest reinsurers (other than client captive quota-share reinsurers) as of December 31, 1998:

                                                               REINSURANCE PREMIUM CEDED    A.M. BEST
                         REINSURER                                 DECEMBER 31, 1998         RATING
                         ---------                             -------------------------    ---------
                                                                           (IN THOUSANDS)
Evergreen National Indemnity Company.......................             $7,854                 A-
Employers Reinsurance Corporation..........................              7,161                 A++
Connecticut Surety Group...................................              5,416              Not rated
Risk Capital Reinsurance Company...........................              4,586                  A
Scor Reinsurance Company...................................              2,973                 A+

     In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients' captive insurers on the portion of risk exposure ceded to such captives. The capitalization and credit worthiness of prospective captive insurers is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company secures reinsurance balances due from its non-admitted reinsurers through Funds Withheld Trusts or Letters of Credit.

DEPENDENCE ON KEY PROGRAMS

     The Company provides alternative risk management programs and services to certain large client groups and associations and then markets them to their individual members. In 1998, and in 1997, the Company's top four programs, excluding the surety bond business, accounted for 38% and 46%, respectively, of the Company's total revenue on an actual basis. The loss or cancellation of any of the Company's significant

                       MEADOWBROOK INSURANCE GROUP, INC.

programs by the relevant client groups, or the general availability of commercial market coverage to members of such groups on more favorable terms than provided under the Company's programs, could have a material adverse effect on the Company's results of operations. The Company has multiple year contracts with many of its clients and has maintained retention rates in the mid to high 90% range.

     Year 2000 Computer Systems Compliance:

     The "Year 2000" issue has come about as a result of computer programs that were written using two digits rather than four digits to define the year in a date record. If the Company's computer systems were not Year 2000 compliant, they may recognize a date using "00" as the year 1900 instead of 2000. This mistake could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, send policies or invoices or engage in other, similar business activity.

     Projects and State of Readiness:

     The company recognized the issues associated with the Year 2000 problem in 1995, and began a series of system replacements and upgrades to address the problem. Subsequent to the initial assessment of systems, the Company purchased a number of new entities, many of which had non-compliant systems. These systems are included in the Company's Year 2000 efforts.

     Many of the system replacements and upgrades, provided the Company with dual purpose benefits in the form of new business functionality and Year 2000 compliance. The Company and each of its operating subsidiaries are in the process of implementing a Year 2000 Compliance Plan. The Company also created a corporate level steering committee to guide and monitor Year 2000 readiness.

     The Company follows a 5-Step Compliance Plan which consists of the following steps: i) Investigate and inventory the assets; ii) Analyze the problems and prioritize; iii) Repair, replace, or retire the asset; iv) Test the changes at a unit and system level; and, v) Implement into production. Following this process, the Company has completed major phases by replacing and upgrading many of its operational systems and processors.

     The Company has identified its significant service providers, vendors, suppliers, customers and governmental entities, and has ascertained their Year 2000 readiness through questionnaires, interviews and visits. The project recognizes that date sensitive systems may fail at different points in time depending on their function. For example, forward looking policy systems may fail earlier and therefore received corrective action sooner. Substantial numbers of the Company's operational systems are provided by third parties in either executable form or modifiable form only, and the third parties have provided Year 2000 replacement code. The Company feels that 80% of its critical operational systems have been brought into compliance, with 100% compliance expected by the 3rd Quarter of 1999.

     Substantial portions of the Year 2000 project are staffed with the company's internal resources. The Company has engaged outside contractors to assist with some Year 2000 problem identification and remediation. The Company is also engaging an outside contractor to re-assess the corrected systems, identify problem areas and assist in final testing for Year 2000 compliance. The Company is developing Departmental Contingency Plans for all critical business systems. The Company will continue to assess the need for formal contingency plans, based upon progress of Year 2000 efforts, and results of the final testing.

     Costs:

     The total cost associated with required actions necessary to become Year 2000 compliant is not expected to be material to the Company's financial position. The total estimated cost, from inception, of the necessary activities is currently estimated at $5.8 million.

                       MEADOWBROOK INSURANCE GROUP, INC.

     Amounts expended in 1998 include about $1.7 million to outside vendors to repair, upgrade or replace software and hardware problems and about $2.1 million in internal costs for planning, assessment and reprogramming incurred in the Year 2000 effort.

     Amounts expected to be spent in 1999 total about $2.0 million, including about $1.0 million in outside vendor costs and another $1.0 in internal reprogramming and assessment costs.

     Risks and Contingencies:

     The Company works on Year 2000 compliance efforts with a priority based upon their significance to the operations of the Company. Those systems which are most critical to the Company are the focus of our current efforts. The Year 2000 Project team is aggressively addressing these issues to ensure that all critical functions operate after the Year 2000. However, some non-critical systems or systems beyond the control of the Company may potentially suffer some Y2K-related failures. The Company's efforts are designed to ensure that all of our critical business systems, and our ability to operate, will not be significantly effected by the Year 2000 issue.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party service providers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue, as well as the readiness of its external agents. The Company believes that, with the implementation of new business systems, the remediation efforts, and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. As the Company does not use derivative instruments, the Management of the Company does not anticipate that the adoption of SFAS 133 will have an effect on the results of operations or financial position of the Company.

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The Company has not yet determined the impact that SOP 97-3 will have on its consolidated financial statements and expects to implement it in 1999.

                       MEADOWBROOK INSURANCE GROUP, INC.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

     Market Risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the underlying assets are traded. The following discussion of the Company's primary risk exposures and how those exposures are currently managed as of December 31, 1998. The Company's market risk sensitive instruments are limited to debt securities and equity securities which are available for sale and not held for trading purposes.

     Interest rate risk is managed within the context of asset and liability management where the target duration of investment portfolio is managed to approximate that of the liabilities as determined by actuarial analysis.

     The fair value of Company's investment portfolio was $180.5 million, 95.6% of which is invested in debt securities. The Company's market risk to the investment portfolio is interest rate risk associated with debt securities. The Company's exposure to equity price risk is not significant. The Company's investment philosophy is one of maximizing after-tax earnings through significant investments in tax-exempt bonds. For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1997. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

     A Sensitivity Analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. The term near term means a period of time going forward up to one year from the date of the consolidated financial statements. In its sensitivity model, the Company uses fair values to measure its potential loss of debt securities assuming an upward parallel shift 100 basis point change in interest rates to measure the hypothetical change in fair values. Based upon this sensitivity model, a 100 basis point change in interest rates produces a loss in fair value of market sensitive instruments of approximately $20.1 million. This loss in fair value only reflects the impact of interest rate increases on the fair value of the Company's debt securities, which constitute 39.2% of total assets. The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model do not produce a material loss in fair values.

                       MEADOWBROOK INSURANCE GROUP, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See list of Financial Statement Schedules on page 27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                       MEADOWBROOK INSURANCE GROUP, INC.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included under the caption "Directors and Executive Officers" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 1999, which is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under the captions "Executive Compensation", "Report of Compensation Committee on Executive Compensation" and "Stock Performance Graph" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 1999, which are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 1999, which is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Directors and Executive Officers" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 1999, which is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) The following documents are filed as part of this Report:

                                                                  PAGE
                  1. List of Financial Statements                 ----
       Report of PricewaterhouseCoopers LLP Independent
         Accountants                                               28
       Consolidated Balance Sheet -- December 31, 1998 and 1997    29
       Consolidated Statement of Income -- For Years Ended
         December 31, 1998, 1997 and 1996                          30
       Consolidated Statement of Comprehensive Income For Years
         Ended December 31, 1998, 1997 and 1996                    31
       Consolidated Statement of Shareholders' Equity -- For
         Years Ended December 31, 1998, 1997 and 1996              32
       Consolidated Statement of Cash Flows -- For Years Ended
         December 31, 1998, 1997 and 1996                          33
       Notes to Consolidated Financial Statements                 34-48

    2. Financial Statement Schedule
       Schedule II Condensed Financial Information of Registrant  49-51

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements and Notes thereto.

     3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (B) Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998

                       MEADOWBROOK INSURANCE GROUP, INC.

                REPORT OF MANAGEMENT AND INDEPENDENT ACCOUNTANTS

     Management is responsible for the accompanying consolidated financial statements and all other financial information contained in the Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts which of necessity are based on management's best estimates and informed judgments under existing circumstances.

     The Company maintains a system of internal controls designed to provide reasonable assurance, at appropriate costs, that assets are safeguarded, transactions are properly authorized and recorded, and that the financial records provide a reliable basis for the preparation of financial statements that are free of material misstatement.

     The financial statements have been audited by the independent auditors PricewaterhouseCoopers LLP. Their role is to render an independent professional opinion on management's financial statements based upon performance of procedures they deem appropriate under generally accepted auditing standards. As part of their audit, they evaluate the Company's internal control structure to the extent they consider necessary to express their opinion on the consolidated financial statements.

     The Audit Committee of the Board of Directors, composed of directors who are not officers or employees of the Company, meets periodically with management, the Company's chief internal auditor, and with its independent auditors to discuss their evaluation of internal accounting controls and the quality of financial reporting. Both the independent auditors and the internal auditors have free access to the Audit Committee to discuss the results of audits.

/s/ Merton J. Segal                                      /s/ Joseph c. Henry
Merton J. Segal                                          Joseph C. Henry
Chairman and Chief Executive Officer                     Interim Chief Financial Officer and
                                                         Office of the President
March 16, 1999                                           (through January 25, 1999)

To the Board of Directors and Shareholders
Of Meadowbrook Insurance Group, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Meadowbrook Insurance Group, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed under Item 14(A)3 of this Form 10-K, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed
above.                                    PricewaterhouseCoopers Signature

March 16, 1999

                       MEADOWBROOK INSURANCE GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                1998            1997
                                                                ----            ----
                                                                (IN THOUSANDS, EXCEPT
                                                              PER SHARE AND RATIO DATA)
ASSETS
Investments
  Debt securities available for sale, at fair value (cost of
     $167,163 and $137,614 in 1998 and 1997,
     respectively)..........................................  $172,617        $141,465
  Equity securities available for sale, at fair value (cost
     of $7,585 and $4,951 in 1998 and 1997, respectively)...     7,898           5,612
  Cash and cash equivalents.................................    20,510          20,215
                                                              --------        --------
          Total investments and cash and cash equivalents...   201,025         167,292
  Accrued investment income.................................     2,359           1,767
  Premiums and agent balances receivable....................    63,487          51,132
  Reinsurance recoverable on:
     Paid losses............................................    10,912           9,888
     Unpaid losses..........................................    64,590          38,193
  Prepaid reinsurance premiums..............................    36,336          27,231
  Deferred policy acquisition costs.........................     8,900           6,609
  Deferred federal income taxes.............................     4,144           2,880
  Federal income taxes recoverable..........................     2,095              --
  Intangible assets, (less accumulated amortization of
     $1,775 and $736 in 1998 and 1997, respectively)........    22,055           9,637
  Other assets..............................................    24,172          14,013
                                                              --------        --------
          Total assets......................................  $440,075        $328,642
                                                              --------        --------

            LIABILITIES AND SHAREHOLDERS EQUITY
Liabilities
  Reserve for losses and loss adjustment expenses...........  $148,844        $ 98,979
  Unearned premiums.........................................    77,948          59,168
  Payable to insurance companies............................    13,747          10,937
  Federal income taxes payable..............................        --              16
  Accounts payable and accrued expenses.....................    12,076           7,910
  Reinsurance funds held and balances payable...............    20,352          20,108
  Other liabilities.........................................     6,588           4,614
  Line of credit............................................    40,953          11,464
                                                              --------        --------
          Total liabilities.................................   320,508         213,196
                                                              --------        --------
Commitments and contingencies (note 12)
Shareholders' Equity
  Common stock, $.01 stated value; authorized 20,000,000
     shares; 8,663,434 and 8,660,164 shares issued and
     outstanding............................................        87              87
  Additional paid-in capital................................    71,190          72,650
  Retained earnings.........................................    45,105          39,731
  Note receivable from officer..............................      (661)             --
  Accumulated other comprehensive income:
     Unrealized appreciation on available for sale
      securities, net of deferred tax expense of $1,921 and
      $1,534 in 1998 and 1997, respectively.................     3,846           2,978
                                                              --------        --------
          Total shareholders' equity........................   119,567         115,446
                                                              --------        --------
          Total liabilities and shareholders' equity........  $440,075        $328,642
                                                              ========        ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                       MEADOWBROOK INSURANCE GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   1998          1997          1996
                                                                   ----          ----          ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
  Premiums earned
     Gross..................................................     $176,242      $133,314      $116,925
     Ceded..................................................      (84,157)      (64,821)      (32,378)
                                                                 --------      --------      --------
  Net earned................................................       92,085        68,493        84,547
  Net commissions and fees..................................       32,398        24,360        16,566
  Net investment income.....................................        9,579         8,128         8,002
  Net realized gains on disposition of investments..........           52           134            26
  Miscellaneous income......................................           --            10            48
                                                                 --------      --------      --------
          Total Revenues....................................      134,114       101,125       109,189
                                                                 --------      --------      --------
EXPENSES
  Losses and loss adjustment expenses.......................      118,676        69,289        64,329
  Reinsurance recoveries....................................      (61,973)      (33,146)      (23,064)
                                                                 --------      --------      --------
  Net losses and loss adjustment expenses...................       56,703        36,143        41,265
  Salaries and employee benefits............................       36,856        27,416        24,977
  Other operating expenses..................................       31,931        19,531        32,016
  Interest on notes payable.................................        1,979           649            --
  Policyholder dividends....................................           --            --            63
                                                                 --------      --------      --------
          Total Expenses....................................      127,469        83,739        98,321
                                                                 --------      --------      --------
          Income before taxes...............................        6,645        17,386        10,868
                                                                 --------      --------      --------
  Federal income taxes......................................          775         4,343         2,162
                                                                 --------      --------      --------
          Net income........................................     $  5,870      $ 13,043      $  8,706
                                                                 ========      ========      ========
Earnings Per Share
  Basic.....................................................         $0.67        $1.51          $1.01
  Diluted...................................................        $0.65          $1.42         $0.95
Weighted average number of common shares
  Basic.....................................................    8,702,768     8,657,677     8,630,150
  Diluted...................................................    9,026,180     9,176,754     9,184,272

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                       MEADOWBROOK INSURANCE GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                 1998          1997         1996
                                                                 ----          ----         ----
                                                                          (IN THOUSANDS)
Net Income..................................................    $5,870       $13,043       $8,706
  Other comprehensive income, net of tax:
     Unrealized gains on securities.........................       920         3,252           (7)
     Less: reclassification adjustment for gains included in
       net income...........................................       (52)         (134)         (25)
                                                                ------       -------       ------
  Other comprehensive income................................       868         3,118          (32)
                                                                ------       -------       ------
  Comprehensive income......................................    $6,738       $16,161       $8,674
                                                                ======       =======       ======

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                       MEADOWBROOK INSURANCE GROUP, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   -----------------------------------------------------------------------------
                                                                                    ACCUMULATED
                                             ADDITION                   NOTE           OTHER           TOTAL
                                   COMMON    PAID-IN     RETAINED    RECEIVABLE    COMPREHENSIVE   SHAREHOLDERS'
                                   STOCK     CAPITAL     EARNINGS   FROM OFFICER      INCOME          EQUITY
                                   ------    --------    --------   ------------   -------------   -------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balances, January 1, 1996........   $86      $72,869     $19,369       $  --          $ (108)        $ 92,216
Unrealized depreciation on
  available on available for sale
  securities.....................    --           --          --                         (32)             (32)
Dividends declared at $0.08 per
  share..........................    --           --        (691)                         --             (691)
Issuance of 45,608 shares of
  common stock...................     1          318          --                          --              319
Retirement of 16,178 shares of
  common stock...................    --         (467)         (3)                         --             (470)
Tax benefit of stock option
  exercises......................    --          374          --                          --              374
Initial public
  offering -- additional
  expenses.......................    --         (221)         --                          --             (221)
Net income.......................    --           --       8,706                          --            8,706
                                    ---      -------     -------       -----          ------         --------
Balances, December 31, 1996......    87       72,873      27,381          --            (140)         100,201
Unrealized appreciation on
  available for sale
  securities.....................    --           --          --                       3,118            3,118
Dividends declared at $0.08 per
  share..........................    --           --        (693)                         --             (693)
Issuance of 35,409 shares of
  common stock...................    --          241          --                          --              241
Retirement of 24,591 shares of
  common stock...................    --         (575)         --                          --             (575)
Tax benefit of stock option
  exercises......................    --          111          --                          --              111
Net income.......................    --           --      13,043                          --           13,043
                                    ---      -------     -------       -----          ------         --------
Balances, December 31, 1997......    87       72,650      39,731          --           2,978          115,446
Unrealized appreciation on
  available for sale
  securities.....................    --           --          --                         868              868
Dividends declares at $0.10 per
  share..........................    --           --        (871)                         --             (871)
Issuance of 202,266 shares of
  common stock...................     2        2,077          --                          --            2,079
Retirement of 198,996 shares of
  common stock...................    (2)      (4,546)        375                          --           (4,173)
Tax benefit of stock option
  exercises......................    --        1,009          --                          --            1,009
Note receivable from officer.....                                       (661)                            (661)
Net income.......................    --           --       5,870                          --            5,870
                                    ---      -------     -------       -----          ------         --------
Balances, December 31, 1998......   $87      $71,190     $45,105       $(661)         $3,846         $119,567
                                    ===      =======     =======       =====          ======         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       MEADOWBROOK INSURANCE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Net Income..................................................    $  5,870    $ 13,043    $  8,706
                                                                --------    --------    --------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Amortization of intangible assets.......................       1,039         423         153
    Depreciation of furniture and equipment.................       2,332       2,391       1,360
    Net accretion of discount on bonds......................         (85)       (192)       (232)
    Gain on sale of investments.............................         (52)       (493)        (25)
    Deferred income tax (benefit) expense...................        (897)      2,229      (1,360)
  Changes in operating assets and liabilities:
  Decrease (increase) in:
    Accrued investment income...............................        (593)         44        (428)
    Premiums and agent balances receivable..................      (5,204)    (22,723)      4,027
    Reinsurance recoverable on paid and unpaid losses.......     (26,644)    (14,793)     (7,705)
    Prepaid reinsurance premiums............................      (9,105)     (6,960)    (10,444)
    Deferred policy acquisition costs.......................      (1,191)     (1,866)      4,799
    Other assets............................................      (2,265)      1,000       2,773
  Increase (decrease) in:
    Losses and loss adjustment expenses.....................      36,587       5,036       5,404
    Unearned premiums.......................................      10,770      12,956        (302)
    Federal income taxes payable............................      (1,029)     (1,591)      1,346
    Accounts payable and accrued expenses...................       2,980          24         348
    Insurance company payable...............................       2,809       2,382        (926)
    Reinsurance funds held and balances payable.............         189      17,091      (1,311)
    Other liabilities.......................................      (5,195)     (9,734)      5,403
                                                                --------    --------    --------
      Total Adjustments.....................................       4,446     (14,776)      2,880
                                                                --------    --------    --------
    Net cash provided by (used in) operating activities.....      10,316      (1,733)     11,586
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equity securities available for sale........      (3,139)     (3,866)        (64)
    Purchase of debt securities available for sale..........     (61,763)    (25,927)    (17,276)
    Purchase of debt securities held to maturity............          --          --     (26,419)
    Proceeds from sale of equity securities available for
      sale..................................................         473         461         723
    Proceeds from sale of debt securities available for
      sale..................................................      32,382      28,367       1,185
    Proceeds from maturity of securities held to maturity...          --       4,611      11,662
    Capital expenditures....................................      (8,058)     (3,428)     (2,524)
    Purchase of subsidiary..................................     (18,921)     (7,821)       (887)
    Net cash of acquired subsidiaries.......................      23,019          --          --
                                                                --------    --------    --------
      Net cash used in investing activities.................     (36,007)     (7,603)    (33,600)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from lines of credit...........................      51,947      30,410          --
    Payment on lines of credit..............................     (22,459)    (18,946)         --
    Use of initial public offering proceeds.................          --          --        (221)
    Dividends paid on common stock..........................        (782)       (692)       (518)
    Retirement of common stock..............................      (2,720)       (223)       (470)
    Issuance of common stock................................          --          --         318
                                                                --------    --------    --------
      Net cash provided by (used in) financing activities...      25,986      10,549        (891)
                                                                --------    --------    --------
    Increase (decrease) in cash and cash equivalents........         295       1,213     (22,905)
    Cash and cash equivalents, beginning of year............      20,215      19,002      41,907
    Cash and cash equivalents, end of year..................    $ 20,510    $ 20,215    $ 19,002
                                                                --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid...........................................    $  1,979    $    644    $     22
    Income taxes paid, net of refund........................    $  2,430    $  3,705    $  2,089
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING
  ACTIVITIES:
    Common stock issued for net non cash assets of acquired
      subsidiary............................................       1,120
    Tax benefit from stock options..........................    $  1,009    $    111    $    375
    Note receivable from officer for issuance of stock......    $    330          --          --

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                       MEADOWBROOK INSURANCE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL PRESENTATION

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

PRINCIPLES OF CONSOLIDATION

     The financial statements consolidate the accounts and operations of the Company and its subsidiaries all of which are wholly owned, after elimination of all intercompany accounts and transactions.

BUSINESS

     The Company, through its subsidiaries, is engaged primarily in developing and managing Alternative Market risk management programs for defined client groups and their members. This includes providing services, such as reinsurance brokering, risk management consulting, claims handling, administrative services, along with various types of property and casualty insurance coverage, including workers' compensation, general liability and commercial multiple peril. The Company also operates insurance agencies which places principally commercial insurance as well as personal property, casualty, life and accident and health insurance with multiple insurance carriers. The Company does not have significant exposures to environmental/asbestos and catastrophic coverages. Insurance coverage is primarily provided to associations or similar groups of members, commonly referred to as programs. Four programs accounted for 37.7%, 46.0%, and 37.1% of the Company's premium revenue in 1998, 1997 and 1996, respectively. The net earned premium of the largest program in each respective year represented 12.3%, 14.7% and 11.7% of the Company's premium revenues in 1998, 1997 and 1996, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENTS

     Trading securities are investments which are purchased with the intent of selling them in the near future. Trading securities are reported at fair value, with changes in the fair value included in earnings. The Company does not hold any trading securities as of December 31, 1998 and 1997. Held to maturity securities are those securities that the Company has both the intent and ability to hold to maturity, and are reported at amortized cost. There were no held to maturity debt securities as of December 31, 1998 and 1997. Available for sale securities are those securities that do not meet the requirements of the trading or held to maturity categories. Investments are classified as available for sale securities in order to be available to be sold in the future in response to the Company's liquidity needs, changes in market interest rates, and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income component of shareholders' equity, net of deferred taxes. The Company's investment securities at December 31, 1998 and 1997 are classified as available for sale.

                       MEADOWBROOK INSURANCE GROUP, INC.

     Realized gains or losses on sale or maturity of investments are determined on the basis of specific costs of the investments. Discount or premium on debt securities purchased at other than par value is amortized using the constant yield method. Investments with other than temporary declines in fair value are written down to estimated fair value and the related realized losses recognized in income.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes cash on hand and highly liquid short-term investments. The Company considers all short-term investments purchased with a maturity of three months or less at the time of acquisition to be cash equivalents.

DEFERRED POLICY ACQUISITION COSTS

     Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts.

FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost and are depreciated using both accelerated and straight-line methods over the estimated useful lives of the assets, generally five to ten years. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in income. Repairs and maintenance are charged to operations when incurred.

INTANGIBLE ASSETS

     Goodwill resulting from acquisitions is amortized on a straight-line basis over 20 years. Other intangibles are amortized on a straight-line basis over 3 to 5 years.

     Annually, the Company evaluates the net carrying value of goodwill to determine if there has been any impairment in value. The methodology used for this evaluation entails review of annual operating performance along with anticipated results for the ensuing year based on operating budgets. At December 31, 1998 the Company concluded that there had been no impairment in the net carrying value of goodwill.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The liability for losses and loss adjustment expenses ("LAE") represents
(1) case basis estimates of reported losses and LAE on direct business, (2) estimates received from ceding reinsurers on assumed business and (3) actuarial estimates of incurred but not reported losses and LAE. Such liabilities, by necessity, are based upon estimates and, while management believes that the amount accrued is adequate, the ultimate liability may be greater or less than the amount provided. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated.

REVENUE RECOGNITION

     Premiums written are recognized as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in force. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received. Certain premiums are subject to retrospective premium adjustments. The estimated ultimate premium is recognized over the term of the insurance contract.

                       MEADOWBROOK INSURANCE GROUP, INC.

     Commission and fee income is recorded on the later of the effective date or the billing date of the policies on which it was earned.

     The Company occasionally guarantees the financing of policies it writes. No material premium financing guarantees were in effect at December 31, 1998.

     The majority of claims processing fees are recognized as revenue over the estimated life of the claims. For those contracts that provide services beyond the contractually defined termination date of the related contracts, fees are deferred in an amount equal to management's estimate of the Company's obligation to continue to provide services.

INCOME TAXES

     The Company accounts for its income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the asset and liability method of recording income taxes. Under the asset and liability method, deferred federal income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

STOCK OPTIONS

     Compensation expense, if any, resulting from stock options granted by the Company is determined based on the difference between the exercise price and the fair market value of the underlying common stock at the date of grant.

EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding during the year while diluted earnings per share included the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method. Shares issuable pursuant to stock options included in diluted earnings per share are 323,412, 519,077 and 554,122 for the years ended December 31, 1998, 1997, and
1996, respectively. In addition, stock options were outstanding to purchase 60,770 shares of common stock in 1998 and 63,280 shares in 1997 and 1996 at a weighted average price per share of $30.45. These shares were not included in the computation of diluted earnings per share as they were anti-dilutive.

RECLASSIFICATIONS

     Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

                       MEADOWBROOK INSURANCE GROUP, INC.

2. INVESTMENTS AND OTHER FINANCIAL INSTRUMENTS

     The estimated fair value of investments in securities is determined based on published market quotations. Due to the short-term nature of other financial instruments such as cash equivalents, accrued investment income, premiums and agent balances receivable, reinsurance receivables and payables and other accounts payable. carrying value approximates fair value. Based on the borrowing rates available to the Company, the carrying value of the line of credit approximated fair value as of December 31, 1998 and 1997. The cost or amortized cost and estimated fair values of investments in securities at December 31, 1998 and 1997 are as follows (in thousands):

                                                                        DECEMBER 31, 1998
                                                     --------------------------------------------------------
                                                      COST OR         GROSS           GROSS         ESTIMATED
                                                     AMORTIZED      UNREALIZED      UNREALIZED        FAIR
          SECURITIES AVAILABLE FOR SALE                COST           GAINS           LOSSES          VALUE
          -----------------------------              ---------      ----------      ----------      ---------
DEBT SECURITIES:
Debt securities issued by the U.S. government and
  agencies.......................................    $  5,572         $  388          $   (6)       $  5,954
Obligations of states and political
  subdivisions...................................     150,989          5,245            (251)        155,983
Corporate securities.............................       5,438             53             (56)          5,435
Mortgage-backed securities.......................       5,164             86              (5)          5,245
                                                     --------         ------          ------        --------
     Total Debt Securities available for sale....     167,163          5,772            (318)        172,617
EQUITY SECURITIES:
Preferred Stocks.................................       6,222            269              (1)          6,490
Common Stocks....................................       1,363             89             (44)          1,408
                                                     --------         ------          ------        --------
     Total Equity securities available for
       sale......................................       7,585            358             (45)          7,898
                                                     --------         ------          ------        --------
          Total Securities available for sale....    $174,748         $6,130          $ (363)       $180,515
                                                     ========         ======          ======        ========

                                                                        DECEMBER 31, 1997
                                                     --------------------------------------------------------
                                                      COST OR         GROSS           GROSS         ESTIMATED
                                                     AMORTIZED      UNREALIZED      UNREALIZED        FAIR
          SECURITIES AVAILABLE FOR SALE                COST           GAINS           LOSSES          VALUE
          -----------------------------              ---------      ----------      ----------      ---------
DEBT SECURITIES:
Debt securities issued by the U.S. government and
  agencies.......................................    $  9,997         $  226          $ (68)        $ 10,155
Obligations of states and political
  subdivisions...................................     116,811          3,752           (127)         120,436
Corporate securities.............................       3,587             21            (60)           3,548
Mortgage-backed securities.......................       7,219            138            (31)           7,326
                                                     --------         ------          -----         --------
     Total Debt Securities available for sale....     137,614          4,137           (286)         141,465
EQUITY SECURITIES:
Preferred Stocks.................................       3,542            277             --            3,819
Common Stocks....................................       1,409            466            (82)           1,793
                                                     --------         ------          -----         --------
     Total Equity securities available for
       sale......................................       4,951            743            (82)           5,612
                                                     --------         ------          -----         --------
          Total Securities available for sale....    $142,565         $4,880          $(368)        $147,077
                                                     ========         ======          =====         ========

                       MEADOWBROOK INSURANCE GROUP, INC.

     Gross unrealized appreciation and depreciation on available for sale securities were as follows (in thousands):

                                                                   DECEMBER 31,
                                                                -------------------
                                                                 1998         1997
                                                                 ----         ----
Unrealized appreciation.....................................    $6,130       $4,880
Unrealized depreciation.....................................      (363)        (368)
                                                                ------       ------
Net unrealized appreciation.................................     5,767        4,512
Deferred federal income taxes...............................    (1,921)      (1,534)
                                                                ------       ------
Net unrealized appreciation on investments, net of deferred
  federal income taxes......................................    $3,846       $2,978
                                                                ======       ======

     The gross change, before tax (expense)/benefit, in unrealized appreciation/(depreciation), on available for sale debt securities was $1,726,947 for 1998, $3,922,161 for 1997, and ($70,323) for 1996. The gross change in unrealized appreciation/(depreciation) on available for sale equity securities was ($472,877), $802,712, and $21,288 in 1998, 1997 and 1996,
respectively. The unrecorded change in market value over book value on held to maturity debt securities was ($172,092) for 1996. There were no held to maturity debt securities at December 31, 1998 and 1997.

     The realized gains (losses) on the sale of available for sale debt securities and equity securities for the year ended December 31, 1998 were $103,964 and ($52,356), respectively. The proceeds from these sales were $32.3 million and $3.6 million, respectively.

     The realized gains (losses) on the sale of available for sale debt securities and equity securities for the year ended December 31, 1997 were $510,659 and ($377,110), respectively. The proceeds from these sales were $19.4 million and $0.5 million, respectively.

     The amortized cost and estimated fair value of available for sale debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

                                                                    AVAILABLE FOR SALE
                                                                --------------------------
                                                                AMORTIZED       ESTIMATED
                                                                  COST          FAIR VALUE
                                                                ---------       ----------
Due in one year or less.....................................    $  7,550         $  7,622
Due after one year through five years.......................      45,251           46,925
Due after five years through ten years......................      61,133           63,885
Due after ten years.........................................      48,064           48,940
Mortgage-backed securities..................................       5,165            5,245
                                                                --------         --------
                                                                $167,163         $172,617
                                                                ========         ========

                       MEADOWBROOK INSURANCE GROUP, INC.

     Net investment income for the last three years ended December 31 was as follows (in thousands):

                                                                 1998      1997      1996
                                                                 ----      ----      ----
INVESTMENT INCOME ON:
Debt securities.............................................    $7,658    $7,154    $6,475
Equity securities...........................................       295       246       121
Cash and cash equivalents...................................     1,998     1,070     1,706
                                                                ------    ------    ------
Total gross investment income...............................     9,951     8,470     8,302
Less investment expenses....................................       372       342       300
                                                                ------    ------    ------
Net investment income.......................................    $9,579    $8,128    $8,002
                                                                ======    ======    ======

     United States government obligations, municipal bonds, and bank certificates of deposit aggregating $24,100,861 and $17,628,773 were on deposit with state regulatory authorities as required by law at December 31, 1998 and 1997, respectively.

3. LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined to be needed and recorded. Activity in the reserves for losses and loss adjustment expenses is summarized as follows (in thousands):

                                                                     FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                                ------------------------------
                                                                  1998       1997       1996
                                                                  ----       ----       ----
Balance, beginning of year..................................    $ 98,979    $92,390    $86,986
Less reinsurance recoverables...............................      38,193     26,615     22,318
                                                                --------    -------    -------
Net balance, beginning of year..............................      60,786     65,775     64,668
                                                                --------    -------    -------
Total acquired reserves.....................................      13,277      1,552         --
Incurred related to:
  Current year..............................................      48,477     34,908     40,875
  Prior years...............................................       8,226      1,235        390
                                                                --------    -------    -------
Total incurred..............................................      56,703     36,143     41,265
                                                                --------    -------    -------
Paid related to:
  Current year..............................................      15,144     11,058     16,754
  Prior years...............................................      31,368     31,626     23,404
                                                                --------    -------    -------
Total paid..................................................      46,512     42,684     40,158
                                                                --------    -------    -------
Net balance, end of year....................................      84,254     60,786     65,775
  Plus reinsurance recoverables.............................      64,590     38,193     26,615
                                                                --------    -------    -------
Balance, end of year........................................    $148,844    $98,979    $92,390
                                                                ========    =======    =======

     As a result of unfavorable development in estimates of prior accident years' reserves, the provision for losses and loss adjustment expenses increased by $8,226,000, $1,235,000 and $390,000 in 1998, 1997 and 1996, respectively.

     The 1997 year-end net Surety reserves were shown to be $1.6 million dollars deficient by year-end 1998. More conservative estimates of non-contract surety recoveries were used in 1998. The Company does not expect this net deficiency to continue in the future because the number of open surety claims is minimal

                       MEADOWBROOK INSURANCE GROUP, INC.

relative to prior years and most open contract claims have exceeded Star Insurance Company's net retention limits. The remaining deficiency on the 1997 reserves was due to certain isolated programs including professional liability for two distinct professions, and two workers compensation programs.

     The gross loss and LAE deficiency on 1997 and 1996 reserves was mostly due to the adverse development and IBNR strengthening on the Star fronted business for Connecticut Surety. Gross surety reserves established at December 31, 1998 are stronger relative to reserves established in 1997 and 1996 because higher expected loss ratios were assumed in 1998. The remaining gross deficiency was related to the same programs mentioned previously relating to the net deficiency.

4. REINSURANCE

     The insurance subsidiaries cede insurance to other insurers under pro rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company's business and minimize its losses arising from large risks or from hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, and in the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts. Therefore the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other insurers and reinsurers, both domestic and foreign, under pro rata and excess-of-loss contracts.

     The Company receives ceding commissions in conjunction with reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $33,288,731, $22,168,969 and $14,843,140 in 1998, 1997, and
1996, respectively.

     In December 1996, the Company entered into a five-year joint underwriting agreement with Connecticut Surety Company. The agreement provides for the transfer of the underwriting risk on the majority of the Company's existing surety bond business. In addition, Star will continue to write new surety business, utilizing its capital and licenses, and Connecticut Surety will manage the operations and assume the risk. This arrangement substantially reduces the Company's underwriting risk exposure. This enables the Company to refocus its efforts on its core business, alternative risk management.

     In December of 1998 Connecticut Surety Company entered into an agreement with Evergreen National Indemnity Company to transfer the Contract Surety business that it wrote on behalf of Star Insurance Company to Evergreen National Indemnity Company. The agreement provides for the transfer of the underwriting risk on this class of bonds from Connecticut Surety to Evergreen National.

     Reconciliations of direct to net premiums, on both written and earned bases, for 1998, 1997, and 1996 are as follows (in thousands):

                               1998                    1997                    1996
                       --------------------    --------------------    --------------------
                       WRITTEN      EARNED     WRITTEN      EARNED     WRITTEN      EARNED
                       -------      ------     -------      ------     -------      ------
Direct...............  $168,729    $160,155    $133,477    $118,980    $112,279    $113,875
Assumed..............    17,603      16,087      13,262      14,334       3,301       3,050
Ceded................   (92,851)    (84,157)    (71,774)    (64,821)    (42,822)    (32,378)
                       --------    --------    --------    --------    --------    --------
Net..................  $ 93,481    $ 92,085    $ 74,965    $ 68,493    $ 72,758    $ 84,547
                       ========    ========    ========    ========    ========    ========

     One reinsurer accounts for 14.7 % of ceded premiums in 1998.

                       MEADOWBROOK INSURANCE GROUP, INC.

5. DEFERRED POLICY ACQUISITION COSTS

     The following reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

                                                FOR THE YEARS ENDED DECEMBER 31:
                                                ---------------------------------
                                                  1998        1997        1996
                                                  ----        ----        ----
Balance, beginning of period..................  $ 6,609     $ 4,265     $  9,064
Acquisition costs deferred....................   10,673       8,374        7,036
Amortized to expense during the period........   (8,382)     (6,030)     (11,835)
                                                -------     -------     --------
Balance, end of period........................    8,900     $ 6,609     $  4,265
                                                =======     =======     ========

6. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                    FOR THE YEARS ENDED DECEMBER 31:
                                                  -------------------------------------
                                                   1998           1997           1996
                                                   ----           ----           ----
Current tax expense...........................    $1,227         $2,114         $ 3,523
Deferred tax expense/(benefit)................      (452)         2,229          (1,361)
                                                  ------         ------         -------
Total provision for income taxes..............    $  775         $4,343         $ 2,162
                                                  ======         ======         =======

     A reconciliation of the Company's tax provision on income from operations to the U.S. federal income tax rate of 34% in 1998, 1997, and 1996 is as follows (in thousands):

                                                   FOR THE YEARS ENDED DECEMBER 31
                                               ---------------------------------------
                                                1998            1997            1996
                                                ----            ----            ----
Tax provision at statutory rate..............  $ 2,259         $ 5,911         $ 3,695
Tax effect of:
  Tax exempt interest........................   (1,814)         (1,658)         (1,566)
  Other, net.................................      330              90              33
                                               -------         -------         -------
Federal income tax expense...................  $   775         $ 4,343         $ 2,162
                                               =======         =======         =======
Effective tax rate...........................     11.7%           25.0%           19.9%
                                               =======         =======         =======

     Deferred federal income taxes, under SFAS No. 109, reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

                       MEADOWBROOK INSURANCE GROUP, INC.

     The components of deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                     1998                       1997
                                                            -----------------------    -----------------------
                                                            DEFERRED     DEFERRED      DEFERRED     DEFERRED
                                                              TAX           TAX          TAX           TAX
                                                             ASSETS     LIABILITIES     ASSETS     LIABILITIES
                                                            --------    -----------    --------    -----------
Unpaid losses and loss adjustment expenses..............     $5,532       $   --        $4,263       $   --
Unearned premium reserves...............................      2,628           --         1,976           --
Unrealized gains on investments.........................         --        1,921            --        1,534
Deferred policy acquisition expense.....................         --        3,001            --        2,247
Deferred compensation...................................        422           --           391           --
Deferred fee recognition................................        406           --           385           --
Other...................................................        881          803           150          504
                                                             ------       ------        ------       ------
     Total deferred taxes...............................      9,869        5,725         7,165        4,285
                                                             ------       ------        ------       ------
     Net deferred tax assets............................     $4,144                     $2,880
                                                             ======                     ======

     Other deferred tax assets include approximately $578,000 in alternative minimum tax ("AMT") credits available to reduce future regular tax liabilities.

7. LINES OF CREDIT AND LETTERS OF CREDIT

     At December 31, 1998, the Company and its subsidiaries had one unsecured line of credit with a bank which permits borrowings up to $50,000,000 and expires on and is payable by July 1, 2001. This line bears interest at one percent under the prime rate (prime was 7.75% at December 31, 1998). The Company also has the option to elect a eurodollar based rate in place of prime. At December 31, 1998, $38,082,357 was outstanding under this line.

     In addition, a standby letter credit of $3,564,077 had been issued to an insurance subsidiary of the Company, under an agreement expiring with extensions granted on a yearly basis. This letter of credit is being used as security for the insurance subsidiary's obligations under a reinsurance agreement, and is added to the outstanding balance under the Company's $50.0 million unsecured line of credit to determine availability of funds under the line.

     In addition, one subsidiary had a secured line of credit with a bank which permits borrowings up to 80% of the accounts receivable which secure the line. The line expired February 28, 1999 and is automatically renewable each year. This line bears interest at 1% under the prime rate (prime was 7.75% at December 31, 1998). At December 31, 1998, $2,869,969 was outstanding under this line.

     As of December 31, 1998, a standby letter of credit of $11,650,000 had been issued by a bank to an insurance subsidiary of the Company, under an agreement expiring June 30, 1999, with extensions granted on a yearly basis. This letter of credit is being utilized as security for a surety bond filed with one state. This bond was filed as a requirement for writing workers compensation business in that state. The letter of credit is collateralized by specifically identified marketable securities of the subsidiary, with a total fair market value of 110% of the $11,650,000 letter of credit.

8. SHAREHOLDERS' EQUITY

     A significant portion of the Company's consolidated assets represents assets of the Company's insurance subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its insurance subsidiaries is limited by Michigan regulatory guidelines which are as follows: The maximum discretionary dividend that may be

                       MEADOWBROOK INSURANCE GROUP, INC.

declared, based on data from the preceding calendar year, is the greater of the insurance company's net income (excluding realized capital gains) OR ten percent of the insurance company's policyholders' surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law which prohibits an insurer from declaring dividends except out of earned surplus earnings of the company. Since Star is the parent insurance company, its maximum dividend calculation represents the combined insurance companies. Based upon the 1998 statutory financial statements of Star Insurance Company, as of January 1, 1999 Star may not pay any dividend to the Company, without prior approval of the Michigan Commissioner of Insurance. During 1998, a $5,000,000 dividend was paid to the Company by Star with the approval of the Michigan Insurance Department. No dividends were paid or returned in 1997 and 1996.

     Summarized 1998 and 1997 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, follows (in thousands):

                                                               1998                          1997
                                                ----------------------------------    ------------------
                                                 STAR      SAVERS     WILLIAMSBURG     STAR      SAVERS
                                                 ----      ------     ------------     ----      ------
Statutory capital and surplus...............    $68,691    $26,175      $10,880       $70,051    $21,778
Minimum statutory capital and surplus.......      5,000     20,000        2,600         5,000     20,000
Statutory net income........................     (2,492)     3,173        2,008         8,274      4,175
Net investment income.......................      4,366      2,986          514         6,760      2,978

     The net investment income and statutory net income in 1996 for Star were $4,810,325 and $7,503,071, respectively, and for Savers were $2,380,230 and $3,920,747 respectively.

     The statutory capital and surplus, at December 31, 1997 and net investment income and statutory net income since the date of acquisition July 1, 1997 for Williamsburg were $6,372,522, $257,914 and $400,884, respectively.

     The statutory capital and surplus, at December 31, 1997 and net investment income and statutory net income since the date of acquisition July 31, 1998 for Ameritrust were $9,984,045, $533,276 and $4,148,418, respectively.

9. STOCK OPTIONS

     The Company, through its 1995 Stock Option Plan ("the Plan"), may grant options to key executives of the Company and its subsidiaries of up to 2,000,000 shares of the Company's common stock. The Plan is administered by a committee (the "Committee") appointed by the Board of Directors. Option shares may be exercised subject to the terms of the Plan and the terms prescribed by the Committee at the time of grant. Currently, the Plan's options have either five or ten year terms and are exercisable/vest in equal increments over the option term.

     Effective for December 31, 1996 year-end financial statements, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This standard permits the Company to adopt the SFAS No. 123 fair value based method of accounting for stock based compensation plans or to continue to apply the valuation provisions of existing accounting standards (APB No. 25). The Company has elected to continue measuring compensation expense under APB No. 25 and has adopted the disclosure requirements of SFAS No. 123. If compensation cost for stock option grants had been determined based on the fair value method prescribed by

                       MEADOWBROOK INSURANCE GROUP, INC.

SFAS No. 123, net income and earnings per share on a pro forma basis for 1998, 1997 and 1996 would be as follows (in thousands):

                                                                 1998      1997       1996
                                                                 ----      ----       ----
Reported net income.........................................    $5,870    $13,043    $8,706
Pro forma net income, using SFAS No. 123....................    $5,529    $12,785    $8,635
Earnings per share, diluted:
  Reported..................................................    $ 0.65    $  1.42    $ 0.95
  Pro forma, using SFAS No. 123.............................    $ 0.61    $  1.39    $ 0.94

     The Black-Scholes valuation model utilized the following annualized assumptions for all applicable years: Risk-free interest rate of 5.25%, 6.25% and 6.5% for 1998, 1997 and 1996, respectively. The dividend yield of $0.12 per share in 1998 and $0.08 per share in 1997 and 1996, and volatility factor for the expected market price of the Company's common stock of 0.323, 0.243 and
0.237 in 1998, 1997 and 1996, respectively. The weighted-average expected life of options for the 1998, 1997 and 1996 grants are 7.5, 7.5 and 7.61, respectively.

     The following is a summary of the Company's stock option activity and related information for the years ended December 31:

                                            1998                    1997                   1996
                                    ---------------------   ---------------------   -------------------
                                                WEIGHTED-               WEIGHTED-             WEIGHTED-
                                                 AVERAGE                 AVERAGE               AVERAGE
                                                EXERCISE                EXERCISE              EXERCISE
                                     OPTIONS      PRICE      OPTIONS      PRICE     OPTIONS     PRICE
                                     -------    ---------    -------    ---------   -------   ---------
Outstanding -- beginning of
  year............................  1,020,144    $13.04       953,799    $11.78     949,434    $10.28
Exchange of existing options......         --        --            --        --          --
Granted...........................    203,800     24.69       101,754     22.71      63,280     30.45
Exercised.........................   (168,833)     5.68       (35,409)     6.82     (45,524)     7.00
Forfeited.........................    (18,831)    24.70            --               (13,391)    10.25
                                    ---------    ------     ---------    ------     -------    ------
Outstanding -- end of year........  1,036,280    $16.38     1,020,144    $13.04     953,799    $11.78
                                    =========    ======     =========    ======     =======    ======
Exercisable at end of year........    396,956    $14.68       442,829    $10.65     326,017    $ 9.03
Weighted-average fair value of
  options granted during the
  year............................  $    9.77        --     $    7.30        --     $  7.65        --

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                     OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                             ------------------------------------   -------------------
                                                          WEIGHTED-     WEIGHTED-             WEIGHTED-
                                                           AVERAGE       AVERAGE               AVERAGE
                 RANGE OF                                 REMAINING     EXERCISE              EXERCISE
              EXERCISE PRICES                 OPTIONS    LIFE (YEARS)     PRICE     OPTIONS     PRICE
              ---------------                 -------    ------------   ---------   -------   ---------
$5.10 to $8.11.............................    348,799       3.0         $ 6.73     160,366    $ 6.39
$10.25 to $12.17...........................    133,900       6.1          11.10      49,093     11.65
$21.00 to $30.45...........................    553,581       8.5          23.32     187,497     22.57
                                             ---------       ---         ------     -------    ------
                                             1,036,280       5.9         $16.38     396,956    $14.68
                                             =========       ===         ======     =======    ======

     No compensation cost has been recorded for stock option grants issued during 1998, 1997 and 1996, as the market value equaled the exercise price at the date of grant.

10. ACQUISITIONS

     The Company has completed several acquisitions all of which have been accounted for as a purchase.

                       MEADOWBROOK INSURANCE GROUP, INC.

     On April 30, 1998, the Company acquired the business of Villari, at a purchase price of $5.6 million comprised of $4.5 million in cash and 33,433 shares of common stock, resulting in goodwill of $5.6 million. Villari is a Florida-based insurance agency which offers professional liability products and programs, group health and disability, and property -- casualty products.

     On July 31, 1998, the Company acquired Florida Preferred and Ameritrust, at a purchase price of $12.3 million, resulting in goodwill of $7.0 million. Florida Preferred, a Florida based third party administrator, provides a broad range of risk management services to purchasers of workers' compensation insurance from Ameritrust as well as other insurance carriers.

     On July 1, 1997, the Company acquired Crest, at a purchase price of $9.4 million, resulting in $3.2 million of goodwill. Crest is a California based holding company which holds 100% of Williamsburg, an insurance carrier, and Crest Financial Services, a risk management service company. Crest provides these services primarily to the trucking industry within California.

     The following pro forma financial information reflects the 1997 and 1998 acquisitions as if they had been completed as of January 1, 1997 (unaudited).

                                                                 FOR YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998          1997
                                                                ----          ----
                                                               (IN THOUSANDS EXCEPT
                                                                 PER SHARE DATA)
Revenues....................................................  $149,282      $125,700
Net income..................................................     6,460        13,492
Earnings per share, diluted.................................  $   0.72      $   1.47

     On November 5, 1996, the Company acquired ASI of Alabama at a purchase price of $5.2 million, resulting in $5.2 million of goodwill. The purchase price was subject to reduction, contingent on a specific contract renewal. The effect of the acquisition was not material to the Company's results of operations.

11. EMPLOYEE BENEFIT PLANS

     Company employees over the age of 21 who have completed 12 months of service and worked at least 1,000 hours during those 12 months are eligible for participation in Meadowbrook's 401(K) Profit Sharing Plan. The plan provides for discretionary matching contributions and/or profit sharing contributions at the discretion of the Board of Directors. In 1998, 1997 and 1996, the matching contributions were $381,532, $357,542 and $295,671, respectively. Profit sharing contributions were $424,459 in 1996. There were no profit sharing contributions in 1998 and 1997.

12. COMMITMENTS AND CONTINGENCIES

     The Company has certain operating lease agreements for its offices and equipment. At December 31, 1998, future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

1999........................................................    $ 2,853
2000........................................................      2,794
2001........................................................      2,156
2002........................................................      1,724
2003........................................................      1,571
Thereafter..................................................      1,063
                                                                -------
     Total minimum lease commitments........................    $12,161
                                                                =======

                       MEADOWBROOK INSURANCE GROUP, INC.

     Rent expense for the year ended December 31, 1998, 1997, and 1996 amounted to $2,536,713, $1,972,044, and $1,480,000, respectively.

     On June 26, 1995, two shareholders and an officer of a former agent (the "Primary Plaintiffs') of Star, and a former spouse of one shareholder and an employee of the former agent (the "Individual Plaintiffs") initiated legal proceedings against, among others, Star and Meadowbrook in the District Court for Washoe County, Reno, Nevada. All of the plaintiffs requested injunctive relief, compensatory damages, punitive and exemplary damages, and attorney's fees in an unspecified amount. The Nevada Insurance Department revoked the license of one of the Primary Plaintiffs and one of the Individual Plaintiffs and denied further licensing of the other Primary Plaintiffs.

     The Company vigorously defended itself and filed counter-claims against the Primary Individual Plaintiffs. On April 1, 1998, the Court issued an Order dismissing all claims of the Primary Plaintiffs with prejudice.

     On January 12, 1999, the remaining claims of the Individual Plaintiffs and the counterclaims of Meadowbrook and Star against the Primary and Individual Plaintiffs were tried. On February 2, 1999, the jury returned a verdict in favor of Meadowbrook and Star against the Primary and Individual Plaintiffs. In addition, the jury found against the Individual Plaintiffs and in favor of Meadowbrook and Star on their remaining claims. Equitable claims of Meadowbrook and Star and the Individual Plaintiffs have not yet been resolved by the Court. It is not expected that the outcome of this litigation will have a material impact on the financial condition of the Company.

     A Final Judgment will be entered with the Court, which is subject to appeal.

13. RELATED PARTY TRANSACTIONS:

     At December 31, 1998, the Company held a $661,000 note receivable from an officer/director. This note arose from a transaction in late 1998 whereby the Company loaned the officer/director funds to exercise 64,718 common stock options to cover the exercise price and associated tax withholdings. The note provided for interest at the Company's borrowing rate which was 7.75% at December 31, 1998. The note is due on demand on or after January 1, 2002. The loan is collateralized by 64,718 shares of the Company's common stock, pursuant to a stock pledge Agreement.

14. SEGMENT INFORMATION:

     Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". Upon adoption, the Company defined its operations as agency operations and program business operations based upon differences in products and services. The separate financial information of these segments is consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Intersegment revenue is eliminated in consolidation.

AGENCY OPERATIONS

     The agency segment was formed in 1955 as Meadowbrook's original business. The insurance agency places principally commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than 50 insurance carriers from which it earns commission income. The agency has grown to be one of the largest agencies in Michigan and, with recent acquisitions, expanded into Florida and California.

                       MEADOWBROOK INSURANCE GROUP, INC.

PROGRAM BUSINESS

     The program business segment is engaged primarily in developing and managing alternative market risk management programs for defined client groups and their members. This includes providing services, such as reinsurance brokering, risk management consulting, claims handling, and administrative services, along with various types of property and casualty insurance coverage, including workers' compensation, general liability and commercial multiple peril. Insurance coverage is primarily provided to associations or similar groups of members, commonly referred to as programs. A program is a set of coverages and services tailored to meet the specific requirements of a group of clients.

     The following table sets forth the segment results (in thousands):

                                                                  FOR THE YEARS ENDED
                                                                   DECEMBER 31, 1998
                                                              ---------------------------
                                                               1998      1997      1996
                                                               ----      ----      ----
Revenues
  Net earned premiums.......................................   92,085    68,493    84,547
  Management fees...........................................   18,121    15,786    11,752
  Investment income.........................................    9,620     8,248     7,800
                                                              -------   -------   -------
  Program business..........................................  119,826    92,527   104,099
  Agency operations.........................................   14,713    10,666     6,600
  Reconciling items.........................................       11        24       276
  Intersegment revenue......................................     (436)   (2,092)   (1,786)
                                                              -------   -------   -------
  Consolidated revenue......................................  134,114   101,125   109,189
                                                              =======   =======   =======
Pre-tax income
  Program business..........................................    5,591    16,068     8,715
  Agency operations.........................................    2,475     2,153     2,228
  Reconciling items.........................................   (1,421)     (835)      (75)
                                                              -------   -------   -------
  Consolidated pre-tax income...............................    6,645    17,386    10,868
                                                              =======   =======   =======

     The pre-tax income reconciling items represent other expenses relating to the holding company which are not allocated among the segments.

                       MEADOWBROOK INSURANCE GROUP, INC.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for 1998 and 1997 (in thousands, except per share and ratio data):

                                                              1ST        2ND        3RD        4TH
                                                            QUARTER    QUARTER    QUARTER    QUARTER
                                                            -------    -------    -------    -------
1998:
Gross written premium...................................    $41,883    $51,072    $42,528    $50,849
Net written premium.....................................     21,144     20,790     22,690     28,857
Net earned premium......................................     19,063     20,950     23,785     28,287
Net commissions and fees................................      7,758      8,521      7,460      8,659
Net investment income and realized gains/losses.........      2,115      2,370      2,531      2,615
Net losses and LAE incurred.............................     10,367     11,133     19,574*    15,629
Policy acquisition and other expenses...................      6,258      6,723     10,306     10,623
Net income..............................................      3,284      3,862     (3,566)     2,290
Earnings per share......................................    $  0.36    $  0.42    $ (0.39)   $  0.26
Dividends declared per share............................    $  0.02    $  0.02    $  0.03    $  0.03
GAAP combined ratio.....................................       91.7%      90.0%     120.4%      90.0%
1997:
Gross written premium...................................    $32,990    $30,558    $33,347    $49,844
Net written premium.....................................     18,256     16,246     16,178     24,285
Net earned premium......................................     14,791     16,963     17,150     19,589
Net commissions and fees................................      5,640      5,406      7,166      6,148
Net investment income and realized gains/losses.........      1,947      2,031      2,056      2,228
Net losses and LAE incurred.............................      7,879     11,253      8,400      8,611
Policy acquisition and other expenses...................      4,329      2,189      6,725      6,937
Net income..............................................      2,973      3,495      3,178      3,397
Earnings per share......................................    $  0.33    $  0.38    $  0.35    $  0.37
Dividends declared per share............................    $  0.02    $  0.02    $  0.02    $  0.02
GAAP combined ratio.....................................       88.1%      89.4%      89.9%      91.3%

-------------------------
* Includes reserve strengthening of $7.3 million.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       MEADOWBROOK INSURANCE GROUP, INC.
                              PARENT COMPANY ONLY

                                INCOME STATEMENT

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                              1998           1997           1996
                                                              ----           ----           ----
Revenue................................................    $    11,131    $    23,970    $  275,740
Operating expenses:
Interest expense.......................................        745,393        370,875            --
Other expenses.........................................        686,858        488,274       350,849
                                                           -----------    -----------    ----------
Total Operating Expenses...............................      1,432,251        859,149       350,849
                                                           -----------    -----------    ----------
Loss before federal income taxes and subsidiary equity
  earnings.............................................     (1,421,120)      (835,179)      (75,109)
Federal income tax benefit.............................       (405,093)      (293,955)      (41,940)
                                                           -----------    -----------    ----------
Net loss before subsidiary equity earnings.............     (1,016,027)      (541,224)      (33,169)
                                                           -----------    -----------    ----------
Subsidiary equity earnings.............................      6,885,996     13,583,680     8,739,193
                                                           -----------    -----------    ----------
Net Income.............................................    $ 5,869,969    $13,042,456    $8,706,024
                                                           ===========    ===========    ==========

                                  SCHEDULE II

                       MEADOWBROOK INSURANCE GROUP, INC.
                              PARENT COMPANY ONLY

                       STATEMENT OF COMPREHENSIVE INCOME

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                             1998            1997             1996
                                                             ----            ----             ----
                                                                        (IN THOUSANDS)
Net Income............................................    $5,869,969      $13,042,456      $8,706,024
  Other comprehensive income, net of tax:
     Unrealized gains on securities...................       919,075        3,251,964          (7,009)
     Less: reclassification adjustment for gains
       included in net income.........................       (51,608)        (133,549)        (25,354)
                                                          ----------      -----------      ----------
  Other comprehensive income..........................       867,467        3,118,415         (32,363)
  Comprehensive income................................    $6,737,436      $16,160,871      $8,673,661
                                                          ==========      ===========      ==========

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       MEADOWBROOK INSURANCE GROUP, INC.
                              PARENT COMPANY ONLY

                                 BALANCE SHEET

                                                                     AS OF DECEMBER 31,
                                                                ----------------------------
                                                                    1998            1997
                                                                    ----            ----
                           ASSETS
Cash and cash equivalents...................................    $    132,545    $     64,996
Investment in subsidiaries..................................     119,961,423     114,837,287
Receivables from subsidiaries...............................       7,580,275       6,894,567
Intangible assets...........................................       3,290,316       3,073,693
Other assets................................................         966,565         521,303
                                                                ------------    ------------
  Total Assets..............................................    $131,931,124    $125,391,846
                                                                ------------    ------------
                        LIABILITIES
Other liabilities...........................................    $  1,338,888    $    305,933
Line of credit..............................................      11,024,507       9,639,507
                                                                ------------    ------------
  Total Liabilities.........................................      12,363,395       9,945,440
                                                                ------------    ------------
                    SHAREHOLDERS' EQUITY
Common Stock................................................          86,634          86,602
Additional paid in capital..................................      71,190,583      72,650,671
Retained earnings...........................................      45,105,585      39,730,884
Note receivable from officer................................        (660,789)
Unrealized appreciation on available for sale securities....       3,845,716       2,978,249
                                                                ------------    ------------
  Total Shareholders' Equity................................     119,567,729     115,446,406
                                                                ------------    ------------
  Total Liabilities and Shareholders' Equity................    $131,931,124    $125,391,846
                                                                ============    ============

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       MEADOWBROOK INSURANCE GROUP, INC.
                              PARENT COMPANY ONLY

                            STATEMENT OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                             1998           1997           1996
                                                             ----           ----           ----
Net cash provided by (used in) operating
  activities:.........................................    $   129,569    $   445,015    $(6,145,849)
                                                          -----------    -----------    -----------
Cash Flow from Investing Activities:
  Dividend from subsidiary............................      5,000,000
  Investment in subsidiaries..........................     (2,944,502)    (9,513,711)            --
                                                          -----------    -----------    -----------
Net cash used in investing activities:................      2,055,498     (9,513,711)            --
                                                          -----------    -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from borrowings............................      5,285,000     11,139,507             --
  Principal payments on borrowings....................     (3,900,000)    (2,146,940)            --
  Additional expenses from IPO........................             --             --       (221,018)
  Dividends paid on common stock......................       (782,861)      (692,683)      (517,797)
  Issuance/Retirement of common stock.................     (2,719,657)      (222,616)      (151,631)
                                                          -----------    -----------    -----------
     Net cash (used in) provided by financing
       activities:....................................     (2,117,518)     8,077,268       (890,446)
                                                          -----------    -----------    -----------
Increase/(decrease) in cash and cash equivalents......         67,549       (991,428)    (7,036,295)
Cash and cash equivalents, beginning of year..........         64,996      1,056,424      8,092,719
                                                          -----------    -----------    -----------
Cash and cash equivalents end of year.................    $   132,545    $    64,996    $ 1,056,424
                                                          ===========    ===========    ===========

                       MEADOWBROOK INSURANCE GROUP, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Southfield, Michigan, on March 16, 1999.

                                          MEADOWBROOK INSURANCE GROUP, INC.

                                          By:                 **
                                            ------------------------------------
                                                      Merton J. Segal
                                            Chairman and Chief Executive Officer
                                               (Principal Executive Officer)

                                          By:    /s/ WILLIAM J. LOHMEYER
                                            ------------------------------------
                                                   Senior Vice President
                                                  Chief Financial Officer
                                               (Principal Financial Officer)
                                                (Effective January 25, 1999)
Dated: March 16, 1999

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

                SIGNATURE                                    TITLE                           DATE
                ---------                                    -----                           ----

                    **                      Chairman, Chief Executive Officer and       March 16, 1999
------------------------------------------  Director (Principal Executive Officer)
             Merton J. Segal

                    **                      Vice Chairman and Director                  March 16, 1999
------------------------------------------
            Warren D. Gardner

           /s/ ROBERT S. CUBBIN             Office of the President, Secretary and      March 16, 1999
------------------------------------------  Director
             Robert S. Cubbin

                    **                      Office of the President, Interim Chief      March 16, 1999
------------------------------------------  Financial Officer (through January 25,
             Joseph C. Henry                1999), Treasurer and Director

                    **                      Office of the President, Chief Marketing    March 16, 1999
------------------------------------------  Officer and Director
           James R. Parry, Sr.

                    **                      Director                                    March 16, 1999
------------------------------------------
              Bruce E. Thal

                    **                      Director                                    March 16, 1999
------------------------------------------
            Hugh W. Greenberg

                    **                      Director                                    March 16, 1999
------------------------------------------
            Joseph S. Dresner

                    **                      Senior Vice President, Chief Financial      March 16, 1999
------------------------------------------  Officer (Principal Financial Officer)
           William J. Lohmeyer              (effective January 25, 1999)

        **By: /s/ ROBERT S. CUBBIN
  -------------------------------------
            Robert S. Cubbin,
             Attorney-in-fact

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION                           FILING BASIS
-------                           -----------                           ------------
  3.1     Articles of Incorporation of the Company, including
          Certificate of Amendment to the Articles of Incorporation.          *
  3.2     Amended and Restated Bylaws of the Company.
 10.1     Employment Agreement between the Company and James R. Parry,
          Sr. ("Parry") dated January 1, 1993.
 10.2     Management Services Agreement among the Company, Star,
          Savers and Meadowbrook dated January 1, 1993.                       *
 10.3     Meadowbrook Insurance Group, Inc. 1995 Stock Option Plan.           *
 10.4     Lease between Meadowbrook and 26600 Development Associates
          Limited Partnership, with fourth amendment to lease dated
          March 21, 1995.                                                     *
 10.5     Fifth and sixth Amendments to Lease between Meadowbrook and
          26600 Development Associates Limited Partnership dated
          August 7, 1995 and May 13, 1996.                                    *
 10.6     Meadowbrook, Inc. 401(k) Profit Sharing Plan Trust, amended
          and restated December 31, 1994                                      *
 10.7     Employment Agreement, Covenant Not to Compete and Restricted
          Stock Agreement dated as of August 1, 1995 between
          Meadowbrook and Robert A. Engle.                                    *
 10.8     Employment Agreement, Covenant Not to Compete and Restricted
          Stock Agreement dated as of August 1, 1995 between
          Meadowbrook and Robert A. Engle, Amendment.                         *
 10.9     Stock Purchase Agreement dated August 1, 1995 among the
          Company, Robert A. Engle, Trustee of the Robert A. Engle
          Revocable Trust dated November 24, 1993, Merton J. Segal and
          certain other employees of the Company.                             *
 10.10    Stock Purchase Agreement dated August 1, 1995 among the
          Company, Robert A. Engle, Trustee of the Robert A. Engle
          Revocable Trust dated November 24, 1993, Merton J. Segal and
          certain other employees of the Company, Amendment.                  *
 10.11    Revolving Credit Agreement between Meadowbrook Insurance
          Group, Inc. and Comerica Bank dated as of July 24, 1998            ***
 10.12    Demand Note dated November 9, 1998 among the Company and
          Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge
          Agreement.
 10.13    Employment Agreement between the Company and William J.
          Lohmeyer, III dated January 25, 1999.
 11       Statement re computation of per share earnings.
 21       List of Subsidiaries.
 23       Consent of Independent Accountants
 24       Power of attorney.
 27       Financial Data Schedule.
 28.1     Star Insurance Company's 1998 Schedule P.                          **
 28.2     Savers Property & Casualty Insurance Company's 1998 Schedule
          P.                                                                 **

EXHIBIT
  NO.                             DESCRIPTION                           FILING BASIS
-------                           -----------                           ------------
 28.3     Williamsburg National Insurance Company's 1998 Schedule P.         **
 28.4     Ameritrust Insurance Company's 1998 Schedule P.                    **

-------------------------
  (*) Incorporated by reference to Form S-1 Registration Statement (No.
      33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

 (**) Submitted in paper format under separate cover; see Form SE filing.

(***) Filed with Form 10Q For the period ending September 30, 1998 (No.
      38-2626206)