Form 10-Q
period 1999-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 1999-05-17
CIK 949156

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                 --------------

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTER ENDED MARCH 31, 1999

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

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 11, 1999 was 8,634,934.

Total number of Pages: 17
                      ----
================================================================================

                                TABLE OF CONTENTS



                                                                                                      PAGE
                                                                                                      ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                 Condensed Consolidated Statements of Income                                             3
                 Consolidated Statements of Comprehensive Income                                         4
                 Condensed Consolidated Balance Sheet                                                    5
                 Condensed Consolidated Statement of Cash Flows                                          6
                 Notes to Consolidated Financial Statements
                    and Management Representation                                                     7-10



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                                             11-15



PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS                                                                              16

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                               16



SIGNATURES                                                                                              17

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS


                        MEADOWBROOK INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        FOR THE QUARTERS ENDED MARCH 31,
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                    1999                 1998
                                                                                ---------------      ---------------
Revenues:
     Net premium earned                                                         $ 26,159               $ 19,063
     Net commissions and fees                                                      9,048                  7,758
     Net investment income                                                         2,709                  2,115
                                                                                --------               --------
         Total Revenues                                                           37,916                 28,936

Expenses:
     Loss and loss adjustment expenses                                            42,691                 23,800
     Reinsurance recoveries                                                      (21,900)               (13,433)
                                                                                --------               --------
     Net loss and loss adjustment expenses                                        20,791                 10,367
     Other operating expenses                                                      8,822                  5,775
     Salaries and employee benefits                                                9,911                  7,963
     Interest on notes payable                                                       840                    320
     Amortization of intangible assets                                               345                    163
                                                                                --------               --------
         Total Expenses                                                           40,709                 24,588
         (Loss) income before income taxes                                        (2,793)                 4,348

Federal income taxes                                                              (1,355)                 1,064

     Net (loss) income before cumulative
     effect of accounting change                                                $ (1,438)              $  3,284
                                                                                --------               --------

     Cumulative effect of accounting for insurance
     related assessments, net of deferred taxes of $879                           (1,706)                    --
                                                                                --------               --------
     Net (Loss) Income                                                          $ (3,144)              $  3,284
                                                                                ========               ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        MEADOWBROOK INSURANCE GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                        FOR THE QUARTERS ENDED MARCH 31,
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  1999
                                                                                --------

Net loss                                                                        $(3,144)
     Other comprehensive loss, net of tax:
       Unrealized losses on securities:
         Unrealized holding losses arising during the period                     (1,161)
         Less: reclassification adjustment for gains included in net loss           (19)
                                                                                -------
Other comprehensive loss                                                         (1,180)
                                                                                -------
Comprehensive loss                                                              $(4,324)
                                                                                =======

                                                                                   1998
                                                                                --------

Net Income                                                                      $ 3,284
     Other comprehensive loss, net of tax:
       Unrealized losses on securities:
         Unrealized holding losses arising during the period                       (376)
         Less: reclassification adjustment for gains included in net income          --
                                                                                -------
Other comprehensive loss                                                           (376)
                                                                                -------
Comprehensive income                                                            $ 2,908
                                                                                =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        MEADOWBROOK INSURANCE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                 (IN THOUSANDS)

                                                                                   (UNAUDITED)
                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      1998              1998
                                                                                ---------------    ---------------

Investments:
     Debt securities available for sale, at fair value
         (cost of $170,419 and $167,163)                                        $  174,437         $  172,617
     Equity securities available for sale, at fair value
         (cost of $16,663 and $7,585)                                               16,692              7,898
Cash and cash equivalents                                                           17,047             20,510
                                                                                ----------         ----------
         Total investments and cash and cash equivalents                           208,176            201,025
Premiums and agent balances receivable                                              61,811             63,487
Reinsurance recoverable on:
     Paid losses                                                                    11,220             10,912
     Unpaid losses                                                                  79,833             64,590
Deferred policy acquisition costs                                                   11,258              8,900
Prepaid reinsurance premiums                                                        41,023             36,336
Intangible assets                                                                   22,108             22,055
Other assets                                                                        36,488             32,770
                                                                                ----------         ----------
     Total assets                                                               $  471,917         $  440,075
                                                                                ==========         ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Reserve for losses and loss adjustment expenses                                 $  174,534         $  148,844
Unearned premiums                                                                   87,532             77,948
Notes payable, bank                                                                 38,359             40,953
Other liabilities                                                                   56,495             52,763
Contingencies and commitments                                                            -                  -
                                                                                ----------         ----------

     Total liabilities                                                             356,920           320,508
                                                                                ----------         ---------
SHAREHOLDERS' EQUITY:
Common stock, $.01 stated value; authorized 20,000,000 shares;
     8,663,434 and 8,663,434 shares issued and outstanding                              87                 87
Additional paid-in capital                                                          71,195             71,190
Retained earnings                                                                   41,691             45,105
Note receivable from officer                                                          (661)              (661)
Accumulated other comprehensive income                                               2,685              3,846
                                                                                ----------         ----------
     Total shareholders' equity                                                    114,997            119,567
                                                                                ----------         ----------
         Total liabilities and shareholders' equity                             $  471,917         $  440,075
                                                                                ==========         ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        MEADOWBROOK INSURANCE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   1999                  1998
                                                                                -----------          ------------

Net cash provided by (used in) operating activities                             $ 12,584              $ (2,185)
                                                                                --------              --------
Cash flows (used in) provided by investing activities:
     Purchase of debt securities available for sale                              (29,260)               (9,743)
     Purchase of equity securities available for sale                             (9,195)                 (946)
     Proceeds from sale of debt securities available for sale                     26,077                 9,332
     Proceeds from sale of equity securities available for sale                      107                   307
     Other investing activities                                                     (916)                 (749)
                                                                                --------              --------
         Net cash (used in) investing activities                                 (13,187)               (1,799)

Cash flows (used in) provided by financing activities:
     Net (paydown) proceeds of bank loan                                          (2,594)                1,796
     Dividends paid on common stock                                                 (260)                 (173)
     Other financing activities                                                       (6)                   --
                                                                                --------              --------

         Net cash (used in) provided by financing activities                      (2,860)                1,623
                                                                                --------              --------
(Decrease) in cash and cash equivalents                                           (3,463)               (2,361)
Cash and cash equivalents, beginning of period                                    20,510                20,215
                                                                                --------              --------
Cash and cash equivalents, end of period                                        $ 17,047              $ 17,854
                                                                                ========              ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - EARNINGS PER SHARE (EPS)

                                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------------
                                                                                           (UNAUDITED)

                                                                                     1999                  1998
                                                                                     ----                  ----
BASIC EPS
Net (loss) income before cumulative effect of
         accounting change                                                         $    (0.16)          $    0.38

Cumulative effect of accounting change                                             $    (0.20)

Net (loss) income                                                                  $    (0.36)          $    0.38


DILUTED EPS

Net (loss) income before cumulative effect of
         accounting change                                                         $    (0.16)          $     0.36

Cumulative effect of accounting change                                             $    (0.20)

Net (loss) income                                                                  $    (0.36)          $     0.36

WEIGHTED AVERAGE OF NUMBER OF COMMON
         SHARES OUTSTANDING:

Basic                                                                               8,663,434            8,660,164
Diluted                                                                             8,831,696            9,236,741


NOTE 2 - COMMITMENTS & CONTINGENCIES

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

On January 12, 1999, the remaining claims of the Individual Plaintiffs and the counterclaims of Meadowbrook and Star against the Primary and Individual Plaintiffs were tried. On February 2, 1999, the jury returned a verdict in favor of Meadowbrook and Star against the Primary Plaintiffs and Individual Plaintiffs. In addition, the jury found against the Individual Plaintiffs and in favor of Meadowbrook and Star on their remaining claims. On April 21, 1999, the Court found in favor of Meadowbrook and Star and against the Primary and Individual Plantiffs on all outstanding claims for equitable relief. It is not expected that the outcome of this litigation will have a material impact on the financial condition of the Company.

A Final Judgment has been entered with the Court, which is subject to appeal.

NOTE 3 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

As described in our 1998 Annual report, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. As required, the Company adopted SOP 97-3 in the quarter ended March 31, 1999. The adoption of SOP 97-3 resulted in an after-tax, non-cash $1.7 million, or $0.20 per share, cumulative effect accounting change. The current quarter after-tax effect of the adoption of SOP 97-3 was $70,000. The Company anticipates that it will collect a substantial portion of these charges from its risk-sharing partners. To the extent that balances are charged to the captives, the corresponding receivables will be recorded in current operations.

NOTE 4 - SEGMENT INFORMATION

Effective December 31, 1998, the Company adopted Statement Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". Upon adoption, the Company defined its operations as agency operations and program business operations based upon differences in products and services. The separate financial information of these segments is consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Intersegment revenue is eliminated in consolidation.

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

The following table set forth the segment results (in thousands):

                                              Three Months Ended March 31,
                                              ----------------------------
                                                  1999          1998
                                                  ----          ----
Revenues
     Net earned premiums                       $  26,159    $  19,063
     Management fees                               4,952        4,613
     Investment income                             2,709        2,115
                                               ---------    ---------
     Program business segment                     33,820       25,791
     Agency operations                             4,357        3,256
     Intersegment revenue                           (261)        (111)
                                               ---------    ---------
     Consolidated revenue                         37,916       28,936
                                               =========    =========

Pre-tax Income
     Program business                             (3,393)       3,933
     Agency operations                             1,132          737
     Reconciling items                              (532)        (322)
                                               ---------    ---------
     Consolidated pre-tax income               $  (2,793)   $   4,348
                                               =========    =========

The pre-tax income reconciling items represent other expenses relating to the holding company which are not allocated among the segments.

                            MANAGEMENT REPRESENTATION


In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Preparation of financial statements under GAAP requires management to make estimates. Actual results could differ from those estimates. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company's 1998 Form 10-K, as filed with the Securities and Exchange Commission.

Certain statements made by the Company in this document may constitute forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. These forward-looking statements involve risk and uncertainties including, but not limited to the following: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, or supply of reinsurance or insurance; increased competitive pressure; changing rates of inflation; general economic conditions; and Year 2000 expense estimates.

                         PART I - FINANCIAL INFORMATION

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE PERIODS ENDED MARCH 31, 1999 AND 1998

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net loss for the three months ended March 31, 1999 was $3.1 million, a decrease of $6.4 million, from net income of $3.3 million for the same period in 1998. Net loss before cumulative effect of accounting change was $1.4 million in 1999 compared to net income of $3.3 million in 1998. Results in the first quarter of 1999 reflect reserve strengthening of $2.7 million, a reduction in anticipated recoveries on the discontinued surety bond program of $2.0 million, higher losses and loss adjustment expenses, and higher operating expenses. These items were somewhat offset by growth in revenues of 31%.

REVENUE

Revenue for the three months ended March 31, 1999 was $37.9 million, an increase of $9.0 million, or 31.0%, from 1998's revenue of $28.9 million (in thousands):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  1999            1998
                                                  ----            ----

Risk management fees & commissions              $  9,048        $  7,758
Net earned premiums                               26,159          19,063
Net investment income                              2,709           2,115
                                                ---------       --------
                                                $ 37,916        $ 28,936

Risk Management Fees and Commissions

The Company's risk management fees and commission income generated from its managed program operations and retail agency operations consists of the following (in thousands):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  1999            1998
                                                  ----            ----

Commissions                                      $   4,096      $  3,145
Management fees                                      2,573         2,147
Claims fees                                          1,642         1,956
Loss control fees                                      507           319
Reinsurance placement                                  230           184
Miscellaneous fees & charges                             -             7
                                                 ---------      --------
                                                 $   9,048      $  7,758

Net fees and commission income increased by $1.2 million, or 16.6%, to $9.0 million for the three month period ended March 31, 1999 from $7.8 million for the same period in 1998. The entire $1.2 million increase is the result of additional revenue generated from acquisitions made in 1998.

Insurance Premiums

The Company's gross premiums written increased by $16.9 million, or 40.3%, to $58.8 million for the three months ended March 31, 1998 from $41.9 million for the same period in 1998. Excluding the impact of the Ameritrust acquisition in 1998, gross written premium would have increased 26.7%. The remaining variance primarily reflects growth in existing programs and new programs started in 1998. Existing business grew by $8.9 million, or 25.3%, to $35.5 million. New business generated $4.7 million in additional premium in 1998. This growth was partially offset by a $1.7 million decrease in premium on discontinued programs from prior years, which includes the surety bond program. The growth in existing business principally reflects new programs added in 1998 and 1997.

Net premiums written increased by $10.2 million, or 48.1%, to $31.3 million for the three months ended March 31, 1999 from $21.1 million for the same period in 1998. Excluding the impact of the Ameritrust acquisition, net written premiums would have grown 25.4%. Existing business grew by $6.1 million and new business generated $2.0 million in additional premium. These increases were partially offset by $0.8 million in decreased premium as the result of discontinued programs. Excluding the impact of the Ameritrust acquisition, gross written premium continues to grow at a faster pace than net written premium as a result of an emphasis on fronted programs or programs in which the Company retains limited risk. Gross written premium associated with fronted programs represented 18% of gross written premium. This compares to 11% in 1998.

Net premiums earned increased by $7.1 million, or 37.2%, to $26.2 million for the three months ended March 31, 1999 from $19.1 million for the same period in 1998. Existing business grew by $4.8 million, reflecting expansion of core programs, the acquisition of Ameritrust, in 1998, and new programs added in the prior year. New business in 1999 generated $500,000 in additional premium. These increases were partially offset by $1.0 million in decreased premium as the result of the addition of reinsurance costs.

Net Investment Income

Net investment income increased by $594,000, or 28.1%, to $2.7 million for the three months ended March 31, 1999 from $2.1 million for the same period in the prior year. This increase represents an increase in invested assets of 23% that is primarily related to the acquisition of Ameritrust. The pre-tax weighted average yield on invested assets was 5.3% and 5.1%for the first three months of 1999 and 1998. The Company's investment philosophy is one of maximizing after-tax earnings through significant investments in tax-exempt bonds. Accordingly, the weighted average yield on invested assets on an after-tax basis was 4.7% in both 1999 and 1998.

EXPENSES

Total expenses increased $16.1 million, or 65.6%, to $40.7 million at March 31, 1999 from $24.6 million for the same period in 1998 (in thousands):

                                              Three Months Ended March 31,
                                              ----------------------------
                                                  1999             1998
                                                  ----             ----
Losses and LAE incurred                       $ 20,791          $ 10,367
Salaries and employee benefits                   9,911             7,963
Other operating expenses                         8,822             5,775
Interest on notes payable                          840               320
Amortization of intangible assets                  345               163
                                              --------          --------
                                              $ 40,709          $ 24,588


Losses and Loss Adjustment Expenses (LAE) Incurred

Losses and LAE incurred increased by $10.4 million to $20.8 million for the three months ended March 31, 1999 from $10.4 million for the same period in 1998. The GAAP loss and loss adjustment expense ratio increased 24.4 points to 82.5% from 58.1%. This increase reflects $2.7 million of reserve strengthening, a $2.0 million reduction in anticipated recoveries of the discontinued surety bond program, and $1.2 million relating to loss and LAE ratios that are higher than our historical ratios. As a result of the program action plans initiated in the fourth quarter of 1998, the Company expects that these higher ratios will decrease by end of 1999. The remaining variance reflects unanticipated good experience reported in the first quarter of 1998.

Salaries and Employee Benefits

Salaries and benefits increased $1.9 million or 24.5%, to $9.9 million in 1999 from $8.0 million in 1998. Excluding the impact of the 1998 acquisitions, salaries and benefits would have increased $1.1 million from first quarter 1998. This increase reflects the additions to staff in 1998 to execute technology initiatives and handle growth. Salaries and benefits, however, decreased from the level reported in the third and fourth quarters of 1998. These expense decreases reflect minor staff reductions and stricter hiring controls implemented as part of the 1999 budgeting process.


Other Operating Expenses

Other operating expenses increased by $3.0 million, or 52.8%, to $8.8 million for the three months ended March 31, 1999 from $5.8 million for the same period in 1998. Excluding the impact of the 1998 acquisitions, the increase would have been $1.5 million, or 26.9%. This increase resulted from growth in premium, which is reflected with the GAAP expense ratio remaining unchanged from 33.6% in 1998.

Interest Expense

Interest expense of $840,000 and $320,000 was recorded for the three months ended March 31, 1999 and 1998, respectively. This interest is related to utilization of the Company's Line of Credit. The increase in interest expense is a result of a higher average daily loan balance during 1999 as compared to 1998. The outstanding balance on this line was $37.3 million at March 31, 1999, as compared to $38.1 million at December 31, 1998. The Company drew on this Line of Credit during 1998 primarily to meet acquisition and cash flow needs.

Amortization Expense

Amortization expense of $345,000 and $163,000 was recorded for the three months ended March 31, 1999 and 1998, respectively. This increase in amortization is related to the goodwill recorded on the various acquisitions made since July 1997.

Federal Income Taxes

The provision for income taxes was a $1.4 million benefit for the three months ended March 31, 1999, and a $1.1 million provision for the same period in 1998, representing effective tax rates of 49% and 24.5%, respectively. Historically, the Company's tax rates are significantly lower than the 34% corporate rate due to its heavily tax-exempt investment portfolio. The decrease in the effective tax rate in 1999 is the result of the higher level of tax-exempt interest in proportion to total underwriting results experienced this year. It is expected that the effective tax rate will return to historical levels as the Company's underwriting results become profitable. Tax exempt securities at March 31, 1999 represented 70.2% of the portfolio, down from 77.9% at year-end. This reduction was due to a sale of municipal securities near the end of the quarter. The proceeds from the sale were held in US agency bonds and not yet re-invested in tax-exempt. If this transaction did not occur, the level of tax-exempts at March 31, 1999 would have been 75.7%. The Company is shifting its portfolio to taxable securities, by reinvesting cash from operations and maturing securities and is completing an analysis of additional sales and purchases to re-balance the fixed income portfolio aimed to maximize after-tax investment yields and minimize current outflow related to taxes.

LIQUIDITY AND CAPITAL RESOURCES

The principal sources of funds for the Company are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, and other operating expenses. In addition, the Company has a high volume of intercompany transactions due to the payment of management fees by the insurance subsidiaries to the risk management subsidiaries, which are subject to regulatory approval by state insurance departments.

Cash flow provided by operations for the three months ended March 31, 1999 was $12.6 million as compared to cash used in operations of $2.2 million for the same period in 1998. Cash flow has significantly improved from the prior year since 1998 reflected unusually high cash out flow relating to payment of 1997 contingent commissions, premium taxes and assessments made in the first quarter of 1998. At March 31, 1999, the Company held $17.0 million in cash and cash equivalents.

The Company has an unsecured Line of Credit totaling $50.0 million, of which $37.3 million was outstanding at March 31, 1999, $38.1 million was outstanding at December 31, 1998 and $13.3 million at March 31, 1998. The Line of Credit expires on July 1, 2001. The Company drew on this Line of Credit during 1998 primarily to meet acquisition and cash flow needs.

The Company is currently in negotiations with its bank and other parities to facilitate our existing acquisition strategy.

IMPACT OF YEAR 2000

The total estimated cost of the required actions necessary to become Year 2000 compliant is currently estimated at $6.3 million.

Amounts expected to be spent in 1999 total about $2.5 million, including about $1.3 million in outside vendor costs and another $1.2 in internal reprogramming and assessment costs. The amount spent through March 31, 1999 was about $500,000.

The Company feels that 85% of its critical operational systems have been brought into compliance, with 100% compliance expected by the 3rd Quarter of 1999.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

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

On January 12, 1999, the remaining claims of the Individual Plaintiffs and the counterclaims of Meadowbrook and Star against the Primary and Individual Plaintiffs were tried. On February 2, 1999, the jury returned a verdict in favor of Meadowbrook and Star against the Primary Plaintiffs and Individual Plaintiffs. In addition, the jury found against the Individual Plaintiffs and in favor of Meadowbrook and Star on their remaining claims. On April 21, 1999, the Court found in favor of Meadowbrook and Star and against the Primary and Individual Plantiffs on all outstanding claims for equitable relief. It is not expected that the outcome of this litigation will have a material impact on the financial condition of the Company.

A Final Judgment has been entered with the Court, which is subject to appeal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(A) The following documents are filed as part of this Report:


Exhibit
 No.                Description
-------             -----------

 11             Statement re computation of per share earnings
 27             Financial Data Schedule

(B)      Reports on Form 8-K

 Form 8-K, dated April 5, 1999, Item 5 - Other Events.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MEADOWBROOK INSURANCE GROUP, INC.


                                         By: /s/ William J. Lohmeyer
                                            ------------------------
                                            Sr. Vice President and
                                            Chief Financial Officer


Dated:   May 12, 1999

                                 Exhibit Index
                                 -------------



Exhibit No.                   Description
-----------                   -----------

   11                          Computation of Per Share Earnings

   27                          Financial Data Schedule
