Form 10-Q
period 1999-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 1999-08-16
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 1999

or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-14094

Meadowbrook Insurance Group, Inc.

(Exact name of registrant as specified in its charter)
Michigan
(State of Incorporation
38-2626206
(IRS Employer Identification No.)

26600 Telegraph Road, Southfield, Michigan 48034

(Address, zip code of principal executive offices)

(248) 358-1100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X       No

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 12, 1999 was 8,576,955. Total number of Pages:    22

PART I -- FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
CONDENSED CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME For the Quarter Ended June 30, (Unaudited) (in thousands)
CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT REPRESENTATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Periods ended June 30, 1999 and 1998 (Tables are in Thousands)
PART II -- OTHER INFORMATION
SIGNATURES

PART I — FINANCIAL INFORMATION

Page

ITEM 1 — FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income	3-4
Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Balance Sheet	6
Condensed Consolidated Statement of Cash Flows	7
Notes to Consolidated Financial Statements	8-12
Management Representation	13
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-20

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS	21
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	21
SIGNATURES	22

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Six Months Ended June 30,

(Unaudited)
(in thousands)

	1999	1998

Revenues:
Net premium earned	$55,941	$40,013
Net commissions and fees	18,196	16,279
Net investment income	5,477	4,485

Total Revenues	79,614	60,777

Expenses:
Loss and loss adjustment expenses	88,230	45,840
Reinsurance recoveries	(46,527)	(24,340)

Net loss and loss adjustment expenses	41,703	21,500
Other operating expenses	16,886	11,987
Salaries and employee benefits	20,059	16,645
Interest on notes payable	1,461	628
Amortization of intangible assets	683	366

Total Expenses	80,792	51,126
(Loss) income before income taxes	(1,178)	9,651
Federal income (benefit) expense taxes	(1,372)	2,505
Net income before cumulative effect of accounting change	$194	$7,146

Cumulative effect of accounting for insurance related assessments, net of deferred taxes of $879	(1,706)	—

Net (Loss) Income	$(1,512)	$7,146

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Quarter Ended June 30,
(Unaudited)

	1999	1998

Revenues:
Net premium earned	$29,782	$20,950
Net commissions and fees	9,148	8,521
Net investment income	2,768	2,370

Total Revenues	41,698	31,841

Expenses:
Loss and loss adjustment expenses	45,539	22,040
Reinsurance recoveries	(24,627)	(10,907)

Net loss and loss adjustment expenses	20,912	11,133
Other operating expenses	8,064	6,212
Salaries and employee benefits	10,148	8,682
Interest on notes payable	621	308
Amortization of intangible assets	338	203

Total Expenses	40,083	26,538
Income before income taxes	1,615	5,303
Federal income (benefit) expense taxes	(17)	1,441
Net income	$1,632	$3,862

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30,
(Unaudited)
(in thousands)

1999

Net Loss	$(1,512)

Other comprehensive loss, net of tax:

Unrealized losses on securities:
Unrealized holding losses arising during the period	(3,574)
Less: reclassification adjustment for gains included in net income	48

Other comprehensive loss	(3,622)

Comprehensive loss	$(5,134)

1998

Net Income	$7,146

Other comprehensive income, net of tax:

Unrealized losses on securities:
Unrealized holding losses arising during the period	(261)
Less: reclassification adjustment for gains included in net income	47

Other comprehensive loss	(308)

Comprehensive income	$6,838

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended June 30,
(Unaudited)
(in thousands)

1999

Net Income	$1,632

Other comprehensive income, net of tax:

Unrealized losses on securities:
Unrealized holding losses arising during the period	(2,413)
Less: reclassification adjustment for gains included in net income	29

Other comprehensive loss	(2,442)

Comprehensive loss	$(810)

1998

Net Income	$3,862

Other comprehensive income, net of tax:

Unrealized gains on securities:
Unrealized holding gains arising during the period	115
Less: reclassification adjustment for gains included in net income	3

Other comprehensive income	112

Comprehensive income	$3,974

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS
(in thousands)

	(Unaudited)
	June 30,	December 31,
	1999	1998

Investments:
Debt securities available for sale, at fair value (cost of $167,043 and $167,163)	$166,559	$172,617
Equity securities available for sale, at fair value (cost of $17,721 and $7,585)	18,619	7,898
Cash and cash equivalents	22,142	20,510

Total investments and cash and cash equivalents	207,320	201,025
Premiums and agent balances receivable	64,132	63,487

Reinsurance recoverable on:
Paid losses	10,829	10,912
Unpaid losses	86,756	64,590
Deferred policy acquisition costs	11,430	8,900
Prepaid reinsurance premiums	39,105	36,336
Intangible assets	21,743	22,055
Other assets	39,050	32,770

Total assets	$480,365	$440,075

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Reserve for losses and loss adjustment expenses	$188,241	$148,844
Unearned premiums	83,883	77,948
Notes payable, bank	39,455	40,953
Other liabilities	56,105	52,763
Contingencies and commitments	—	—

Total liabilities	367,684	320,508

Shareholders’ Equity:
Common stock, $.01 stated value; authorized 20,000,000 shares; 8,576,955 and 8,663,434 shares issued and outstanding	86	87
Additional paid-in capital	69,280	71,190
Retained earnings	43,737	45,105
Note receivable from officer	(694)	(661)
Accumulated other comprehensive income	272	3,846

Total shareholders’ equity	112,681	119,567

Total liabilities and shareholders’ equity	$480,365	$440,075

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30,
(Unaudited)
(in thousands)

	1999	1998

Net cash provided by operating activities	$14,107	$5,972

Cash flows from investing activities:
Purchase of debt securities available for sale	(30,553)	(21,178)
Purchase of equity securities available for sale	(10,263)	(1,588)
Proceeds from sale of debt securities available for sale	30,789	14,823
Proceeds from sale of equity securities available for sale	117	333
Net capital proceeds (expenditures)	1,105	(2,260)
Purchase of subsidiary	(371)	(4,480)

Net cash used in investing activities	(9,176)	(14,350)

Cash flows from financing activities:
(Payment on) proceeds from bank loan	(1,498)	5,402
Dividends paid on common stock	(519)	(346)
Retirement of common stock	(1,282)	(1,023)
Issuance of common stock	—	2

Net cash (used in) provided by financing activities	(3,299)	4,035

Increase (decrease) in cash and cash equivalents	1,632	(4,343)
Cash and cash equivalents, beginning of period	20,510	20,215

Cash and cash equivalents, end of period	$22,142	$15,872

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Earnings Per Share (EPS)

	For the Six Months
	Ended
	June 30,
	(Unaudited)

	1999	1998

Basic EPS
Net income before cumulative effect of accounting change	$0.02	$0.82
Cumulative effect of accounting change	$(0.19)	—
Net (loss) income	$(0.17)	$0.82

Diluted EPS
Net income before cumulative effect of accounting change	$0.02	$0.77
Cumulative effect of accounting change	$(0.19)	—
Net (loss) income	$(0.17)	$0.77

Weighted average of number of common shares outstanding:
Basic	8,644,657	8,674,426
Diluted	8,790,745	9,259,031

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Earnings Per Share (EPS)

	For the Quarter Ended
	June 30,
	(Unaudited)

	1999	1998

Basic EPS
Net income before cumulative effect of accounting change	$0.19	$0.44
Cumulative effect of accounting change	—	—
Net income	$0.19	$0.44

Diluted EPS
Net income before cumulative effect of	$0.19	$0.42
accounting change
Cumulative effect of accounting change	—	—
Net income	$0.19	$0.42

Weighted average of number of commonshares outstanding:
Basic	8,628,947	8,688,531
Diluted	8,758,987	9,279,576

NOTE 2 — Commitments & Contingencies

      On June 26, 1995, two shareholders and an officer of a former agent (the “Primary Plaintiffs’) of Star Insurance Company (“Star”), and a former spouse of one shareholder and an employee of the former agent (the “Individual Plaintiffs”) initiated legal proceedings against, among others, Star and Meadowbrook Inc. (“Meadowbrook” ) in the District Court for Washoe County, Reno, Nevada. All of the plaintiffs requested injunctive relief, compensatory damages, punitive and exemplary damages, and attorney’s fees in an unspecified amount. The Nevada Insurance Department revoked the license of one of the Primary Plaintiffs and one of the Individual Plaintiffs and denied further licensing of the other Primary Plaintiffs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Meadowbrook Insurance Group, Inc. (“the Company”)

      Meadowbrook and Star vigorously defended itself and filed counter-claims against the Primary Individual Plaintiffs. On April 1, 1998, the Court issued an Order dismissing all claims of the Primary Plaintiffs with prejudice.

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

      A Final Judgment has been entered with the Court. All Plaintiffs have filed an appeal with the Nevada Supreme Court.

NOTE 3 — Cumulative Effect of Accounting Change

      As described in our 1998 Annual report, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments” (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. As required, the Company adopted SOP 97-3 in the quarter ended March 31, 1999. The adoption of SOP 97-3 resulted in an after-tax, non-cash $1.7 million, or $0.19 per share, cumulative effect accounting charge. The current quarter effect of the adoption of SOP 97–3 amounted to $130,000. The Company anticipates that it will collect a substantial portion of these charges from its risk-sharing partners. To the extent that balances are charged to the captives, the corresponding receivables will be recorded in current operations. During the second quarter of 1999, the Company recorded $680,000 relating to balances charged to captives.

Note 4 — Segment Information

      Effective December 31, 1998, the Company adopted Statement Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”. Upon adoption, the Company defined its operations as agency operations and program business operations based upon differences in products and services. The separate financial information of these segments is consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Intersegment revenue is eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agency Operations

      The agency segment was formed in 1955 as Meadowbrook’s original business. The insurance agency places principally commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than 50 insurance carriers from which it earns commission income. The agency has grown to be one of the largest agencies in Michigan and, with recent acquisitions has expanded into Florida and California.

Program Business

      The program business segment is engaged primarily in developing and managing alternative market risk management programs for defined client groups and their members. This includes providing services, such as reinsurance brokering, risk management consulting, claims handling, and administrative services, along with various types of property and casualty insurance coverage, including workers’ compensation, general liability and commercial multiple peril. Insurance coverage is primarily provided to associations or similar groups of members, commonly referred to as programs. A program is a set of coverages and services tailored to meet the specific requirements of a group of clients.

      The following table set forth the segment results (in thousands):

	For the Six Months
	Ended June 30,

	1999	1998

Revenues
Net earned premiums	$55,941	$40,013
Management fees	9,910	9,273
Investment income	5,477	4,482

Program business segment	77,328	53,768
Agency operations	8,688	7,280
Intersegment revenue	(402)	(271)

Consolidated revenue	79,614	60,777

Pre-tax Income
Program business	(2,512)	8,387
Agency operations	2,240	1,938
Reconciling items	(906)	(674)

Consolidated pre-tax income	$(1,178)	$9,651

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Quarter
	Ended June 30,

	1999	1998

Revenues
Net earned premiums	$29,782	$20,950
Management fees	4,958	4,657
Investment income	2,768	2,370

Program business segment	37,508	27,977
Agency operations	4,331	4,024
Intersegment revenue	(141)	(160)

Consolidated revenue	41,698	31,841

Pre-tax Income
Program business	881	4,454
Agency operations	1,108	1,201
Reconciling items	(374)	(352)

Consolidated pre-tax income	$1,615	$5,303

      The pre-tax income reconciling items represent other expenses relating to the holding company which are not allocated among the segments.

Note 5 — Subsequent Event

      On August 4, 1999, the Company entered a Purchase Agreement to purchase for cash the assets of TPA Associates, Inc. and all the outstanding stock of TPA Insurance Agency, Inc. and Preferred Holdings, Inc., which also included all of the outstanding stock of Preferred Insurance Company, Ltd., and Preferred Holdings, Inc.’s ownership of approximately 94% of the outstanding stock of Preferred Insurance Company, Ltd., (collectively, “TPA”). On August 4, 1999 the Bermuda Monetary Authority approved the Company’s purchase of Preferred Insurance Company, Ltd., and the transaction closed on August 6, 1999. This transaction will be accounted for as a purchase. This acquisition is not expected to have a material impact on the Company’s financial position or results of operations.

MANAGEMENT REPRESENTATION

      In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Preparation of financial statements under GAAP requires management to make estimates. Actual results could differ from those estimates. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company’s 1998 Form 10-K, as filed with the Securities and Exchange Commission.

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

PART I — FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods ended June 30, 1999 and 1998
(Tables are in Thousands)

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 1999 and 1998

      The Company reported a net loss for the six months ended June 30, 1999 of $1.5 million, a decrease of $8.6 million from the $7.1 million in income for the same period in 1998. Net income before cumulative effect of accounting change was $194,000 in 1999 compared to net income of $7.1 million in 1998. Results in 1999 reflect reserve strengthening of $2.7 million, a reduction in anticipated recoveries on the discontinued surety bond program of $2.0 million, higher losses and loss adjustment expenses, and higher operating expenses. These items were somewhat offset by growth in revenues of 31%.

Revenue

      Revenue for the six months ended June 30, 1999 was $79.6 million, an increase of $18.8 million, or 31.0%, from 1998’s revenue of $60.8 million.

	Six Months Ended
	June 30,

	1999	1998

(In Thousands)
Risk management fees & commissions	$18,196	$16,279
Net earned premiums	55,941	40,013
Net investment income	5,477	4,485

	$79,614	$60,777

Risk Management Fees and Commissions

      Net fees and commission income increased by $1.9 million, or 11.8%, to $18.2 million for the six months ended June 30, 1999 from $16.3 million for the same period in 1998. The $1.9 million increase is primarily the result of additional revenue generated from acquisitions, primarily the Villari & Associates, Inc. (“Villari”) and Florida Preferred Administrators, Inc. (“Florida Preferred”) acquisitions made in 1998.

Insurance Premiums

      The Company’s gross premiums written increased $20.4 million, or 21.9%, to $113.3 million for the six months ended June 30, 1999 from $93.0 million for the same period in 1998. Existing business contributed $27.5 million, which includes $10.2 million related to the Ameritrust Insurance Corporation (“Ameritrust”) acquisition. New business contributed $7.5 million. This growth was somewhat offset by anticipated reductions of $4.0 million in gross written premium on the fronted, non-risk surety bond program, $3.7 million of gross written premium in the terminated workers’ compensation program in the Southeast, and $6.4 million from the cancellation of a non risk-bearing program. The remaining variance reflects changes in residual market premium and retrospective premium.

      Net premiums written increased by $18.2 million, or 43.4%, to $60.1 million for the six months ended June 30, 1999 from $41.9 million for the same period in 1998. Existing business grew by $15.7 million, which included $9.1 million from the Ameritrust acquisition. New business contributed $3.6 million of the increase. This growth was somewhat offset the selective reduction in unprofitable programs. The greater increase of net over gross written premium reflects the effect of the Ameritrust acquisition and partially offset by an increased focus on fronted programs or programs in which the Company retains limited risk. Excluding the impact of the Ameritrust acquisition and discontinued fronted programs, gross written premium associated with fronted programs represented 21% of gross written premium. This compares to 10% in 1998.

      Net premiums earned increased by $15.9 million, or 39.8%, to $55.9 million for the six months ended June 30, 1999 from $40.0 million for the same period in 1998. Existing business grew by $16.8 million, which included $9.6 million associated with the Ameritrust acquisition. New business accounted for $1.2 million of the increase. This growth was somewhat offset the selective reduction in unprofitable programs, as well as increased reinsurance costs.

Net Investment Income

      Net investment income increased by $1.0 million or 22.1%, to $5.5 million for the six months ended June 30, 1999 from $4.5 million for the same period in the prior year. This increase represents an increase in invested assets of 21.7% that is primarily related to the acquisition of Ameritrust. The pre-tax weighted average yield on invested assets was 4.8% and 5.3% for the first six months of 1999 and 1998, respectively. The Company’s investment philosophy is one of maximizing after-tax earnings through significant investments in tax-exempt bonds. Accordingly, the weighted average yield on invested assets on an after-tax basis was 4.6% in 1999, which is consistent with the prior year of 4.7%.

Expenses

      Total expenses increased $29.7 million, or 58.0%, to $80.8 million at June 30, 1999 from $51.1 million for the same period in 1998.

	Six Months Ended
	June 30,

	1999	1998

(In Thousands)
Losses and LAE incurred	$41,703	$21,500
Salaries and employee benefits	20,059	16,645
Other operating expenses	16,886	11,987
Amortization	683	366
Interest on notes payable	1,461	628

	$80,792	$51,126

Losses and Loss Adjustment Expenses (LAE) Incurred

      Losses and LAE incurred increased by $20.2 million, or 94.0%, to $41.7 million for the six months ended June 30, 1999 from $21.5 million for the same period in 1998. The GAAP loss and loss adjustment expense ratio increased 21 points to 78.4% from 57.4%. This increase reflects $2.7 million of reserve strengthening, a $2.0 million reduction in anticipated recoveries of the discontinued surety bond program, and $2.2 million relating to claims activity on previously discontinued programs. Adjusting for these items, the loss and LAE ratio would have been 66.1%. As a result of the program action plans initiated in the fourth quarter of 1998, the Company expects that these higher ratios will decrease by end of 1999. The remaining variance reflects an unusually good loss and LAE ratio reported in the prior year.

Salaries and Employee Benefits

      Salaries and employee benefits increased by $3.4 million, or 20.5%, to $20.0 million for the six months ended June 30, 1999 compared to $16.6 million for the same period in 1998. The entire $3.4 million increase is the result of additional staff from acquisitions, primarily the acquisitions of Villari and Ameritrust made in 1998.

Other Operating Expenses

      Other operating expenses increased by $4.9 million, or 40.9%, to $16.9 million for the six months ended June 30, 1999 from $12.0 million for the same period in 1998. Analyzing expenses utilizing GAAP insurance ratios, the expense ratio decreased to 33.7% in 1999, from 34.3% in 1998. The decrease in the expense ratio reflects the impact of adjusting deferred acquisition costs for an increase an increase in the fees received for programs in which the Company retains limited risk and an increase in insurance related assessments rates used to determine deferred acquisition costs.

Interest Expense

      Interest expense of $1.4 million and $628,000 was recorded for the six months ended June 30, 1999 and 1998, respectively. This interest related to utilization of the Company’s line of credit. The increase in interest expense is a result of a higher average daily loan balance during the first two quarters of 1999 as compared to 1998. The Company drew on this line of credit during 1998 and 1999 primarily to meet acquisition cash flow needs, as well as to fund stock repurchases.

Amortization Expense

      Amortization expense of $683,000 and $366,000 was recorded for the six months ended June 30, 1999 and 1998, respectively. This increase in amortization is related to the goodwill recorded on the various acquisitions made since July 1997.

Federal Income Taxes

      The provision for income taxes was a $1.4 million benefit for the six months ended June 30, 1999. This compares to an income tax provision of $2.5 million for the same period in 1998, representing an effective tax rate of 26.0%. Historically, the Company’s tax rates are significantly lower than the 34% corporate rate due to its heavily tax-exempt investment portfolio. The decrease in income taxes and the effective rate in 1999 is the result of the higher level of tax-exempt interest in proportion to total underwriting results experienced this year. It is expected that the effective tax rate will return to historical levels as the Company’s underwriting results become profitable. Tax exempt securities at June 30, 1999 represented 66.7% of the portfolio, down from 77.9% at year-end. The Company is shifting its portfolio to taxable securities, by reinvesting cash from operations and maturing securities and is completing an analysis of additional sales and purchases to re-balance the fixed income portfolio aimed to maximize after-tax investment yields and minimize current outflow related to taxes.

For the Three Months Ended June 30, 1999 and 1998

      Net income for the quarter ended June 30, 1999 was $1.6 million, a decrease of $2.3 million or 57.7%, from $3.9 million for the same period in 1998. This decrease reflects the increase in claims activity in selected programs, somewhat offset by an increase in revenues of 31%.

Revenue

      Revenue increased by $9.9 million, or 31.0%, to $41.7 million for the quarter ended June 30, 1999 compared to $31.8 million for the same period in 1998.

      Earned premium increased by $8.8 million, or 42.2%, to $29.8 million in the second quarter of 1999 from $21.0 million in the same period of 1998. Earned premium from existing business grew by $8.4 million, reflecting the acquisition of Ameritrust ($5.6 million) and growth in programs added in 1998 and prior

      Net fees and commissions increased by $627,000, or 7.4%, to $9.1 million in the second quarter of 1999 from $8.5 million in the same period of 1998. The increase in net fee and commissions for the quarter is mainly the result of additional fee revenue generated from the Villari and Florida Preferred acquisitions.

      Net investment income increased by $398,000, or 16.8%, to $2.8 million in the second quarter of 1999 from $2.4 million in the same period of 1998. Investment income has grown as a result of increases in cash and invested assets.

Expenses

      Expenses increased by $13.5 million, or 51.0%, to $40.1 million for the quarter ended June 30, 1999 compared to $26.5 million for the same period in 1998.

      Net losses and LAE incurred increased by $9.8 million, or 87.8%, from $11.1 million to $20.9 million in the second quarter of 1999. The second quarter GAAP loss and loss adjustment expense ratio increased to 73.2% from 56.7% in 1998. Excluding the impact of discontinued and terminated programs, the second quarter 1999 loss & LAE ratio would have been 66.7%. The remaining variance reflects an unusually good loss ratio reported in the second quarter of 1998.

      Other operating expenses increased $1.9 million, or 29.8%, to $8.1 million in 1999. Excluding the impact of the 1998 acquisitions, operating expenses would have decreased by $600,000, or 9%. This decrease reflects the impact of increased fees associated with fronted and risks sharing programs. Additionally, the second quarter of 1999 was favorably impacted by an increase in deferred acquisition costs associated with the revised rates developed with the adoption of SOP 97 – 03 “Accounting for Insurance Related Assessments” and an increase in ceding commissions relating to additional billings to clients for insurance related assessments. Excluding the unusual items relating to Insurance Related Assessments, other operating expenses increased $3.0 million and the GAAP expense ratio would have been 31.0% compared to 33.3% in second quarter of 1998.

      Salaries and benefits increased $1.5 million or 16.8%, to $10.1 million in 1999 from $8.6 million in 1998. Excluding the impact of the 1998 acquisitions, salaries and benefits would have increased 7.3% from second quarter 1998. Salaries and benefits have decreased from $10.2 million in the fourth quarter of 1998 to $10.1 million in the second quarter of 1999. These expense improvements reflect minor staff reductions and stricter hiring controls implemented as part of the 1999 budgeting process and more efficient approaches to processing business.

Federal Income Taxes

      The provision for income taxes was a $17,000 benefit for the quarter ended June 30, 1999. This compares to an income tax provision of $1.4 million for the same period in 1998, representing an effective tax rate of 27.2%. As stated within the year-to-date results, the decrease in income taxes and the effective rate in 1999 resulted from the higher level of tax-exempt interest in proportion to total underwriting results experienced this quarter.

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

      Cash flow provided by operations for the six months ended June 30, 1999 was $14.1 million as compared to $6.0 million for the same period in 1998. Cash flow has significantly improved from the prior year since 1998 reflected unusually high cash out flow relating to payment of 1997 contingent commissions, premium taxes and assessments made in the first half of 1998. At June 30, 1999, the Company held $22.1 million in cash and cash equivalents.

      The Company has an unsecured line of credit totaling $60.0 million, of which $39.5 million was outstanding at June 30, 1999, $38.1 million was outstanding at December 31, 1998 and $16.9 million at June 30, 1998. The line expires on August 1, 2002. The Company drew on this line of credit during 1998 primarily to meet acquisition cash flow needs.

      Shareholders’ equity was $112.7 million, or $13.14 per share, at June 30, 1999, compared to $119.6 million, or $13.80 per share, at December 31, 1998. This decrease primarily represents unrealized depreciation on our debt security portfolio, as well as the cumulative accounting change for SOP 97-03, and stock repurchases. Excluding the impact of unrealized gains on available-for-sale securities, book value per share at June 30, 1999 was $13.11 compared to $13.36 at December 31, 1998.

IMPACT OF YEAR 2000

      The total estimated cost of the required actions necessary to become Year 2000 compliant is currently estimated at $6.3 million.

      Amounts expected to be spent in 1999 total about $2.5 million, including about $1.3 million in outside vendor costs and another $1.2 in internal reprogramming and assessment costs. The amount spent through June 30, 1999 was about $1,400,000.

      The Company feels that 90% of its critical operational systems have been brought into compliance, with 100% compliance expected by the 3rd Quarter of 1999.

SUBSEQUENT EVENTS

      On August 4, 1999, the Company entered a Purchase Agreement to purchase for cash the assets of TPA Associates, Inc. and all the outstanding stock of TPA Insurance Agency, Inc. and Preferred Holdings, Inc., which also included all of the outstanding stock of Preferred Insurance Company, Ltd., and Preferred Holdings, Inc.’s ownership of approximately 94% of the outstanding stock of Preferred Insurance Company, Ltd., (collectively, “TPA”). On August 4, 1999 the Bermuda Monetary Authority approved the Company’s purchase of Preferred Insurance Company, Ltd., and the transaction closed on August 6, 1999. This transaction will be accounted for as a purchase. This acquisition is not expected to have a material impact on the Company’s financial position or results of operations.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On June 26, 1995, two shareholders and an officer of a former agent (the “Primary Plaintiffs”) of Star, and a former spouse of one shareholder and an employee of the former agent (the “Individual Plaintiffs”) initiated legal proceedings against, among others, Star and Meadowbrook in the District Court for Washoe County, Reno, Nevada. All of the plaintiffs requested injunctive relief, compensatory damages, punitive and exemplary damages, and attorney’s fees in an unspecified amount. The Nevada Insurance Department revoked the license of one of the Primary Plaintiffs and one of the Individual Plaintiffs and denied further licensing of the other Primary Plaintiffs.

      Meadowbrook and Star vigorously defended itself and filed counter-claims against the Primary Individual Plaintiffs. On April 1, 1998, the Court issued an Order dismissing all claims of the Primary Plaintiffs with prejudice.

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

      A Final Judgment has been entered with the Court. All Plaintiffs have filed an appeal with the Nevada Supreme Court.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

      (a)  The following documents are filed as part of this Report:

Exhibit
No.	Description

10.11	Revolving Credit Agreement dated as of August 03, 1999, Comerica Bank as agent
11	Statement re computation of per share earnings
27	Financial Data Schedule

      (b)  Reports on Form 8-K – None

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOWBROOK INSURANCE GROUP, INC.

By:	/s/ William J. Lohmeyer

Sr. Vice President and Chief Financial Officer

Dated: August 13, 1999

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Revolving Credit Agreement dated as of August 03, 1999, Comerica Bank as Agent
11	Statement re computation of per share earnings
27	Financial Data Schedule