Form 10-Q
period 1999-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 1999-11-15
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 1999

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-14094

Meadowbrook Insurance Group, Inc.

(Exact name of registrant as specified in its charter)

Michigan

(State of Incorporation)
38-2626206
(IRS Employer Identification No.)

26600 Telegraph Road, Southfield, Michigan     48034

(Address, zip code of principal executive offices)

(248) 358-1100

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X    No

      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 11, 1999 was 8,511,655.

Total number of Pages: 22

PART I -- FINANCIAL INFORMATION ITEM 1 FINANCIAL STATEMENTS MEADOWBROOK INSURANCE GROUP, INC. CONDENSED CONSOLIDATED STATEMENT OF INCOME For the Nine Months Ended September 30,
MEADOWBROOK INSURANCE GROUP, INC. CONDENSED CONSOLIDATED STATEMENT OF INCOME For the Quarter Ended September 30,
MEADOWBROOK INSURANCE GROUP, INC. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME For the Nine Months Ended September 30,
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME For the Quarter Ended September 30,
MEADOWBROOK INSURANCE GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEET
MEADOWBROOK INSURANCE GROUP, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS For the Nine Months Ended September 30,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT REPRESENTATION
PART I -- FINANCIAL INFORMATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Periods ended September 30, 1999 and 1998
PART II -- OTHER INFORMATION

Page

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income	3-4

Consolidated Statements of Comprehensive Income	5

Condensed Consolidated Balance Sheet	6

Condensed Consolidated Statement of Cash Flows	7

Notes to Consolidated Financial Statements	8-12

Management Representation	13

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS	14-20

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS	21

ITEM 5 — OTHER EVENTS	21

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	22

SIGNATURES	23

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Nine Months Ended September 30,
(Unaudited)
(in thousands)

	1999	1998

Revenues:

Net premium earned	$88,482	$63,798

Net commissions and fees	27,503	23,739

Net investment income	8,340	7,016

Total Revenues	124,325	94,553

Expenses:

Loss and loss adjustment expenses	139,014	79,978

Reinsurance recoveries	(73,327)	(38,904)

Net loss and loss adjustment expenses	65,687	41,074

Other operating expenses	30,211	21,331

Salaries and employee benefits	31,576	26,666

Interest on notes payable	2,498	1,228

Amortization of intangible assets	1,155	728

Total Expenses	131,127	91,027

(Loss) income before income taxes	(6,802)	3,526

Federal income tax benefit	(3,140)	(54)

Net (loss) income before cumulative effect of accounting change	$(3,662)	$3,580

Cumulative effect of accounting for insurance related assessments, net of deferred taxes of $879	(1,706)	—

Net (loss) income	$(5,368)	$3,580

Per Share Data:

Basic	$(0.62)	$0.41

Diluted	$(0.62)	$0.39

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Quarter Ended September 30,
(Unaudited)
(in thousands)

	1999	1998

Revenues:

Net premium earned	$32,541	$23,785

Net commissions and fees	9,307	7,460

Net investment income	2,863	2,531

Total Revenues	44,711	33,776

Expenses:

Loss and loss adjustment expenses	50,784	34,138

Reinsurance recoveries	(26,800)	(14,564)

Net loss and loss adjustment expenses	23,984	19,574

Other operating expenses	13,325	9,345

Salaries and employee benefits	11,517	10,021

Interest on notes payable	1,037	600

Amortization of intangible assets	472	361

Total Expenses	50,335	39,901

Loss before income taxes	(5,624)	(6,125)

Federal income tax benefit	(1,768)	(2,559)

Net loss	$(3,856)	$(3,566)

Per Share Data:

Basic	$(0.45)	$(0.41)

Diluted	$(0.45)	$(0.39)

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30,
(Unaudited)
(in thousands)

1999

Net Loss	$(5,368)

Other comprehensive loss, net of tax:

Unrealized losses on securities:

Unrealized holding losses arising during the period	(4,824)

Less: reclassification adjustment for gains included in net income	(23)

Other comprehensive loss	(4,847)

Comprehensive loss	$(10,215)

1998

Net Income	$3,580

Other comprehensive income, net of tax:

Unrealized gains on securities:

Unrealized holding gains arising during the period	1,350

Less: reclassification adjustment for gains included in net income	(43)

Other comprehensive income	1,307

Comprehensive income	$4,887

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended September 30,
(Unaudited)
(in thousands)

1999

Net loss	$(3,856)

Other comprehensive loss, net of tax:

Unrealized losses on securities:	(1,249)
Unrealized holding losses arising during the period

Plus: reclassification adjustment for losses included in net income	25

Other comprehensive loss	(1,224)

Comprehensive loss	$(5,080)

1998

Net Loss	$(3,566)

Other comprehensive income, net of tax:

Unrealized gains on securities:

Unrealized holding gains arising during the period	1,564

Plus: reclassification adjustment for losses included in net income	4

Other comprehensive income	1,568

Comprehensive loss	$(1,998)

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

(in thousands)

	(Unaudited)
	September 30,	December 31,
	1999	1998

Investments:

Debt securities available for sale, at fair value (cost of $182,015 and $167,163)	$180,609	$172,617

Equity securities available for sale, at fair value (cost of $16,812 and $7,585)	16,746	7,898

Cash and cash equivalents	25,919	20,510

Total investments and cash and cash equivalents	223,274	201,025

Premiums and agent balances receivable	72,235	63,487

Reinsurance recoverable on:

Paid losses	13,933	10,912

Unpaid losses	100,182	64,590

Deferred policy acquisition costs	10,735	8,900

Prepaid reinsurance premiums	40,503	36,336

Intangible assets	34,079	22,055

Other assets	42,983	32,770

Total assets	$537,924	$440,075

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Reserve for losses and loss adjustment expenses	$217,083	$148,844

Unearned premiums	88,783	77,948

Notes payable, bank	57,999	40,953

Other liabilities	67,524	52,763

Contingencies and commitments	—	—

Total liabilities	431,389	320,508

Shareholders’ Equity:

Common stock, $.01 stated value; authorized 20,000,000 shares; 8,511,655 and 8,663,434 shares issued and outstanding	85	87

Additional paid-in capital	67,902	71,190

Retained earnings	40,256	45,105

Note receivable from officer	(707)	(661)

Accumulated other comprehensive income	(1,001)	3,846

Total shareholders’ equity	106,535	119,567

Total liabilities and shareholders’ equity	$537,924	$440,075

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30,
(Unaudited)
(in thousands)

	1999	1998

Net cash provided by operating activities	$20,565	$17,168

Cash flows from investing activities:

Purchase of debt securities available for sale	(55,008)	(33,669)

Purchase of equity securities available for sale	(10,600)	(4,239)

Proceeds from sale of debt securities available for sale	51,328	21,883

Proceeds from sale of equity securities available for sale	1,341	3,615

Net capital proceeds (expenditures)	(3,151)	(3,724)

Purchase of subsidiaries	(16,593)	(18,373)

Net cash of acquired subsidiaries	3,795	23,019

Net cash used in investing activities	(28,888)	(11,488)

Cash flows from financing activities:

Proceeds from bank loan	16,594	22,772

Dividends paid on common stock	(775)	(521)

Retirement of common stock	(2,087)	(1,227)

Issuance of common stock	—	4

Net cash provided by financing activities	13,732	21,028

Increase in cash and cash equivalents	5,409	26,708

Cash and cash equivalents, beginning of period	20,510	20,215

Cash and cash equivalents, end of period	$25,919	$46,923

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Earnings Per Share (EPS)

	For the Nine Months
	Ended September 30,

	(Unaudited)

	1999	1998

Basic EPS

Net (loss) income before cumulative effect of accounting change	$(0.43)	$0.41

Cumulative effect of accounting change	$(0.19)	—

Net (loss) income	$(0.62)	$0.41

Diluted EPS

Net (loss) income before cumulative effect of accounting change	$(0.43)	$0.39

Cumulative effect of accounting change	$(0.19)	—

Net (loss) income	$(0.62)	$0.39

Weighted average of number of common shares outstanding:

Basic	8,614,016	8,693,843

Diluted	8,614,016	9,065,665

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Earnings Per Share (EPS)

	For the Quarter Ended
	September 30,

	(Unaudited)

	1999	1998

Basic EPS

Net loss before cumulative effect of accounting change	$(0.45)	$(0.41)

Cumulative effect of accounting change	—	—

Net loss	$(0.45)	$(0.41)

Diluted EPS

Net loss before cumulative effect of accounting change	$(0.45)	$(0.39)

Cumulative effect of accounting change	—	—

Net loss	$(0.45)	$(0.39)

Weighted average number of common shares outstanding:

Basic	8,553,479	8,732,043

Diluted	8,553,479	9,049,201

      In 1999, the basic and diluted weighted average number of common shares outstanding are the same due to the fact that the inclusion of options in the calculation have an anti-dilutive effect on earnings per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Meadowbrook Insurance Group, Inc. (“the Company”)

      Meadowbrook and Star vigorously defended themselves and filed counter-claims against the Primary Individual Plaintiffs. On April 1, 1998, the Court issued an Order dismissing all claims of the Primary Plaintiffs with prejudice.

      On January 12, 1999, the remaining claims of the Individual Plaintiffs and the counterclaims of Meadowbrook and Star against the Primary and Individual Plaintiffs were tried. On February 2, 1999, the jury returned a verdict in favor of Meadowbrook and Star against the Primary Plaintiffs and Individual Plaintiffs. In addition, the jury found against the Individual Plaintiffs and in favor of Meadowbrook and Star on their remaining claims. On April 21, 1999, the Court found in favor of Meadowbrook and Star and against the Primary and Individual Plaintiffs on all outstanding claims for equitable relief. It is not expected that the outcome of this litigation will have a material impact on the financial condition of the Company.

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

Note 4 — Segment Information

      Effective December 31, 1998, the Company adopted Statement Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Upon adoption, the Company defined its operations as agency operations and program business operations based upon differences in products and services. The separate financial information of these segments is consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Intersegment revenue is eliminated in consolidation.

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

      The following table set forth the segment results (in thousands):

	For the Nine Months
	Ended September 30,

	1999	1998

Revenues

Net earned premiums	$88,482	$63,798

Management fees	16,046	13,217

Investment income	8,340	7,016

Program business segment	112,868	84,031

Agency operations	11,963	10,903

Intersegment revenues	(506)	(381)

Consolidated revenue	124,325	94,553

Pre-tax Income

Program business	(7,515)	2,232

Agency operations	2,310	2,347

Reconciling items	(1,597)	(1,053)

Consolidated pre-tax (loss)/income	$(6,802)	$3,526

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Quarter
	Ended September 30,

	1999	1998

Revenues

Net earned premiums	$32,541	$23,785

Management fees	6,136	3,944

Investment income	2,863	2,534

Program business segment	41,540	30,263

Agency operations	3,275	3,623

Other revenues	—	—

Intersegment revenue	(104)	(110)

Consolidated revenue	44,711	33,776

Pre-tax Income

Program business	(5,003)	(6,155)

Agency operations	70	409

Reconciling items	(691)	(379)

Consolidated pre-tax (loss)/income	$(5,624)	$(6,125)

      The pre-tax income reconciling items represent other expenses relating to the holding company which are not allocated among the segments.

Note 5 — Line of credit

      On August 3, 1999 the Company renegotiated its credit line with a two bank group. The facility was increased from $50 million to $60 million. The new expiration date is August 1, 2002. Under the terms of the line the Company and its subsidiaries have the option to borrow at prime-based or eurocurrency-based rates. Prime-based loans are at prime or prime less .50% depending on a pricing grid based on certain ratios. Eurocurrency-based loans are at the eurocurrency rate plus a variable spread depending on the pricing grid.

Note 6 — Acquisition

      On August 6, 1999, the Company purchased for cash the assets of TPA Associates, Inc. and all the outstanding stock of TPA Insurance Agency, Inc. and Preferred Holdings, Inc., which also included all of the outstanding stock of Preferred Insurance Company, Ltd., and Preferred Holdings, Inc.’s ownership of approximately 94% of the outstanding stock of Preferred Insurance Company, Ltd., (collectively, “TPA”). This transaction was accounted for as a purchase. This acquisition is not expected to have a material impact on the Company’s financial position or results of operations. This transaction resulted in goodwill of $12.7 million.

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

PART I — FINANCIAL INFORMATION

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods ended September 30, 1999 and 1998
(Tables are in Thousands)

Results of Operations

For the Nine Months Ended September 30, 1999 and 1998

      The Company reported a net loss for the nine months ended September 30, 1999 of $5.4 million, a decrease of $9 million from the $3.6 million in income for the same period in 1998. Net loss before cumulative effect of accounting change was $3.7 million in 1999 compared to net income of $3.6 million in 1998. Results in 1999 reflect reserve strengthening of $2.7 million, a reduction in anticipated recoveries on the discontinued surety bond program of $2.0 million, higher losses and loss adjustment expenses in the current accident year, and higher operating expenses. These items were somewhat offset by growth in revenues of 31%.

Revenue

      Revenue for the nine months ended September 30, 1999 was $124.3 million, an increase of $29.7 million, or 31.5%, from 1998’s revenue of $94.6 million.

	Nine Months Ended
	September 30,

	1999	1998

(In Thousands)

Risk management fees & commissions	$27,503	$23,739

Net earned premiums	88,482	63,798

Net investment income	8,340	7,016

	$124,325	$94,553

Risk Management Fees and Commissions

      Net fees and commission income increased by $3.8 million, or 15.9%, to $27.5 million for the nine months ended September 30, 1999 from $23.7 million for the same period in 1998. The $3.8 million increase is primarily the result of additional revenue the TPA acquisition made this quarter and the Villari & Associates, Inc. (“Villari”) and Florida Preferred Administrators, Inc. (“Florida Preferred”) acquisitions made during 1998.

Insurance Premiums

      The Company’s gross premiums written increased $33.0 million, or 24.4%, to $168.5 million for the nine months ended September 30, 1999 from $135.5 million for the same period in 1998. Existing business contributed $44.1 million, which includes $18.1 million related to the Ameritrust Insurance Corporation (“Ameritrust”) acquisition. New business contributed $14.0 million, which includes $2.1 million related to the TPA acquisition. This growth was somewhat offset by expected reductions of $7.0 million in gross written premium on the fronted, non-risk surety bond program, $6.3 million of gross written premium in the terminated workers’ compensation program in the Southeast, and $5.6 million from the cancellation of a non risk-bearing program. The remaining variance reflects changes in residual market premium and retrospective premium.

      Net premiums written increased by $26.2 million, or 40.6%, to $90.8 million for the nine months ended September 30, 1999 from $64.6 million for the same period in 1998. Existing business grew by $22.3 million, which included $16.4 million from the Ameritrust acquisition, offset slightly by decreases in other programs. New business contributed $8.2 million of the increase, which includes $2.1 million related to the TPA acquisition. This growth was somewhat offset by the selective reduction in unprofitable programs. The greater increase of net over gross written premium reflects an increased focus on fronted programs or programs in which the Company retains limited risk. Excluding the impact of discontinued fronted programs, gross written premium associated with fronted programs represented 20% of gross written premium. This compares to 12% in 1998.

      Net earned premiums increased by $24.7 million, or 38.7%, to $88.5 million for the nine months ended September 30, 1999 from $63.8 million for the same period in 1998. Existing business grew by $21.0 million, which included $12.4 million associated with Ameritrust. New business accounted for $5.0 million of the increase, which includes $2.1 million related to the TPA acquisition. This growth was somewhat offset by the selective reduction in unprofitable programs, as well as increased reinsurance costs.

Net Investment Income

      Net investment income increased by $1.3 million or 18.9%, to $8.3 million for the nine months ended September 30, 1999 from $7.0 million for the same period in the prior year. This increase represents an increase in invested assets of 24.7% that is primarily related to the acquisition of Ameritrust. The pre-tax weighted average yield on invested assets was 5.2% and 5.3% for the first nine months of 1999 and 1998, respectively. The Company’s investment philosophy is one of maximizing after-tax earnings through significant investments in tax-exempt bonds. Accordingly, the weighted average yield on invested assets on an after-tax basis was 4.4% in 1999, which is consistent with the prior year of 4.6%.

Expenses

      Total expenses increased $40.1 million, or 44.1%, to $131.1 million at September 30, 1999 from $91.0 million for the same period in 1998.

	Nine Months Ended
	September 30,

	1999	1998

(In Thousands)

Losses and LAE incurred	$65,687	$41,074

Salaries and employee benefits	31,576	26,666

Other operating expenses	30,211	21,331

Amortization	1,155	728

Interest on notes payable	2,498	1,228

	$131,127	$91,027

Losses and Loss Adjustment Expenses (LAE) Incurred

      Losses and LAE incurred increased by $24.6 million, or 59.9%, to $65.7 million for the nine months ended September 30, 1999 from $41.1 million for the same period in 1998. The GAAP loss and loss adjustment expense ratio increased to 77.0% in 1999 from 68.1% in 1998. The prior year reflects a $7.3 million one-time charge for reserve strengthening. Adjusting for this one-time charge, the loss and LAE ratio would have been 56.7% in 1998. The increase in the ratio this year reflects $2.7 million of reserve strengthening, a $2.0 million reduction in anticipated recoveries of the discontinued surety bond program, and $2.2 million relating to claims activity on previously discontinued programs. Adjusting for these items, the loss and LAE ratio would have been 69.2%. The remaining increase in the ratio reflects higher than expected claims activity this quarter and adverse development of claims in the 1999 accident year.

Salaries and Employee Benefits

      Salaries and employee benefits increased by $4.9 million, or 18.4%, to $31.6 million for the nine months ended September 30, 1999 compared to $26.7 million for the same period in 1998. The increase is primarily the result of additional staff from the Villari, Ameritrust and TPA acquisitions.

Other Operating Expenses

      Other operating expenses increased by $8.9 million, or 41.6%, to $30.2 million for the nine months ended September 30, 1999 from $21.3 million for the same period in 1998. Analyzing expenses utilizing GAAP insurance ratios, the expense ratio increased to 33.7% in 1999, from 31.9% in 1998. This reflects increases in insurance related assessments and commissions and was somewhat offset by the impact of fees received for programs in which the Company retains limited risk.

Interest Expense

      Interest expense of $2.5 million and $1.2 million was recorded for the nine months ended September 30, 1999 and 1998, respectively. This interest related to utilization of the Company’s line of credit. The increase in interest expense is a result of a higher average daily loan balance during the first three quarters of 1999 as compared to 1998. The Company drew on this line of credit during 1998 and 1999 primarily to meet acquisition cash flow needs, as well as to fund stock repurchases.

Amortization Expense

      Amortization expense of $1.2 million and $728,000 was recorded for the nine months ended September 30, 1999 and 1998, respectively. This increase in amortization is related to the goodwill recorded on the various acquisitions made since May 1998.

Federal Income Taxes

      The provision for income taxes was a $3.1 million benefit for the nine months ended September 30, 1999, compared to a $54,000 benefit in 1998. Historically, the Company’s tax rates are significantly lower than the 34% corporate rate due to its heavily tax-exempt investment portfolio. The decrease in income taxes and the effective rate in 1999 are the result of the higher level of tax-exempt interest in proportion to total underwriting results experienced this year. It is expected that the effective tax rate will return to historical levels as the Company’s underwriting results become profitable. Tax exempt securities at September 30, 1999 represented 59.0% of the portfolio, down from 77.9% at year-end. The Company is shifting its portfolio to taxable securities, by reinvesting cash from operations and maturing securities and is completing an analysis of additional sales and purchases to re-balance the fixed income portfolio aimed to maximize after-tax investment yields and minimize current outflow related to taxes.

For the Three Months Ended September 30, 1999 and 1998

      The net loss for the quarter ended September 30, 1999 was $3.9 million, as compared to a $3.6 million loss for the same period in 1998.

Revenue

      Revenue increased by $10.9 million, or 32.4%, to $44.7 million for the quarter ended September 30, 1999 compared to $33.8 million for the same period in 1998.

      Earned premium increased by $8.7 million, or 36.8%, to $32.5 million in the third quarter of 1999 from $23.8 million in the same period of 1998. Earned premium from existing business grew by $5.2 million and new business generated an additional $3.7 million in premium ($2.1 million from the TPA acquisition).

      Net fees and commissions increased by $1.8 million, or 24.8%, to $9.3 million in the third quarter of 1999 from $7.5 million in the same period of 1998. The increase in net fee and commissions for the quarter is mainly the result of additional fee revenue generated from the Villari and TPA acquisitions.

      Net investment income increased by $332,000, or 13.1%, to $2.9 million in the third quarter of 1999 from $2.5 million in the same period of 1998. Investment income has grown as a result of increases in cash and invested assets.

Expenses

      Expenses increased by $10.4 million, or 26.1%, to $50.3 million for the quarter ended September 30, 1999 compared to $39.9 million for the same period in 1998.

      Net losses and LAE increased by $4.4 million, or 22.5%, from $19.6 million to $24.0 million in the third quarter of 1999. The third quarter GAAP loss and loss adjustment expense ratio decreased to 75.9% from 86.2%. The 1998 results reflect reserve strengthening of $7.3. The 1999 results reflect higher than expected incurred losses in the quarter which include:

•	Adverse development on a previously discontinued workers’ compensation program

•	The cumulative effect in the calendar quarter caused by higher than expected loss ratios and the selection of even higher expected loss ratios for the 1999 accident year

•	Moderate adverse loss development on prior accident years

•	The effects of industry-wide pricing pressures

      Excluding the cumulative impact of these items, the loss and loss expense ratio would have been approximately 62 percent. It is expected that the 1999 accident year results will continue to be adversely effected by pricing pressure, and therefore we expect the fourth quarter loss and loss expense ratio to improve only slightly over the reported third quarter results.

      On a consolidated basis, other operating expenses increased $4.0 million dollars, or 42.6 percent, to $13.3 million dollars in third quarter 1999. The expense ratio of the insurance operations was 39.6 percent in third quarter 1999, compared to 34.2 percent in 1998. This increase reflects:

•	The impact of higher contingent commissions in several profitable programs that showed continued improvement over 1998 results

•	Increased expenses associated with insurance company assessments

•	Increased expenses incurred in the run-off of a previously discontinued program

•	Reduction in the capitalization of acquisition costs due to increases in anticipated loss and loss adjustment expenses

•	Other, principally amortization of deferred acquisition costs.

      In addition, increases in expenditures to advance our information technology service capabilities contributed to the increase in expenses over 1998. The expense ratio is expected to improve slightly in the fourth quarter.

      Salaries and benefits increased $1.5 million, or 14.9%, to $11.5 million in the third quarter of 1999 from $10.0 million in 1998. This increase is consistent with last quarter’s increase. Excluding the impact of the 1998 acquisitions, salaries and benefits would have increased only 6.8% from third quarter 1998, reflecting minor staff reductions and stricter hiring controls implemented as part of the 1999 budgeting process and more efficient approaches to processing business.

Federal Income Taxes

      The provision for income taxes was a $1.8 million benefit for the quarter ended September 30, 1999, as compared to a $2.6 million benefit in the prior year. As stated within the year-to-date results, the decrease in income taxes and the effective rate in 1999 resulted from the higher level of tax-exempt interest in proportion to total underwriting results experienced this quarter.

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

      Cash flow provided by operations for the nine months ended September 30, 1999 was $20.5 million as compared to $17.2 million for the same period in 1998. Cash flow has significantly improved from the prior year since 1998 reflected unusually high cash outflow relating to payment of 1997 contingent commissions and premium taxes and assessments made in the first half of 1998. At September 30, 1999, the Company held $25.9 million in cash and cash equivalents.

      The Company has an unsecured line of credit totaling $60.0 million, of which $54.5 million was outstanding at June 30, 1999, $41.0 million was outstanding at December 31, 1998 and $34.2 million at September 30, 1998. The line expires on August 1, 2002. The Company drew on this line of credit primarily to meet acquisition cash flow needs.

      Shareholders’ equity was $106.5 million, or $12.52 per share, at September 30, 1999, compared to $119.6 million, or $13.80 per share, at December 31, 1998. The decrease primarily represents unrealized depreciation on debt securities, the net loss, as well as the effect of Meadowbrook’s stock repurchase program initiated in the fourth quarter of 1998. Excluding the impact of 1999 unrealized gains on available-for-sale securities, book value per share at September 30, 1999 was $12.63 compared to $13.36 at December 31, 1998.

Impact of Year 2000

      The total estimated cost of the required actions necessary to become Year 2000 compliant is currently estimated at $6.0 million.

      Amounts expected to be spent in 1999 total about $2.2 million, including about $1.1 million in outside vendor costs and another $1.1 million in internal reprogramming and assessment costs. The amount spent through September 30, 1999 was about $1,800,000.

      The Company has implemented a comprehensive program to identify and remediate potential Year 2000 problems in its business information systems. Additionally, the Company has communicated with its vendors and agents to assess and reduce the risk that the Company’s operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue. The Company’s remediation, testing and assessment efforts have been substantially completed. Based on its activities to date, the Company believes that a substantial majority (95% or greater) of its critical business systems are Year 2000 compliant and that any remaining critical business systems will be Year 2000 compliant by year-end. The Company has also developed contingency plans to minimize any business disruption which could potentially be caused by third parties, such as utility companies, that are critical to the Company’s operations. In view of the foregoing, the Company does not currently anticipate that it will experience a significant disruption of its business operations as a result of the Year 2000 issue.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

      On June 26, 1995, two shareholders and an officer of a former agent (the “Primary Plaintiffs’) of Star, and a former spouse of one shareholder and an employee of the former agent (the “Individual Plaintiffs”) initiated legal proceedings against, among others, Star and Meadowbrook in the District Court for Washoe County, Reno, Nevada. All of the plaintiffs requested injunctive relief, compensatory damages, punitive and exemplary damages, and attorney’s fees in an unspecified amount. The Nevada Insurance Department revoked the license of one of the Primary Plaintiffs and one of the Individual Plaintiffs and denied further licensing of the other Primary Plaintiffs.

      Meadowbrook and Star vigorously defended itself and filed counter-claims against the Primary Individual Plaintiffs. On April 1, 1998, the Court issued an Order dismissing all claims of the Primary Plaintiffs with prejudice.

      On January 12, 1999, the remaining claims of the Individual Plaintiffs and the counterclaims of Meadowbrook and Star against the Primary and Individual Plaintiffs were tried. On February 2, 1999, the jury returned a verdict in favor of Meadowbrook and Star against the Primary Plaintiffs and Individual Plaintiffs. In addition, the jury found against the Individual Plaintiffs and in favor of Meadowbrook and Star on their remaining claims. On April 21, 1999, the Court found in favor of Meadowbrook and Star and against the Primary and Individual Plaintiffs on all outstanding claims for equitable relief. It is not expected that the outcome of this litigation will have a material impact on the financial condition of the Company.

      A Final Judgment has been entered with the Court. All Plaintiffs have filed an appeal with the Nevada Supreme Court.

Item 5.  Other Events

Rights Agreement Approved

      Effective as of September 20, 1999, pursuant to a Rights Agreement (the “Rights Agreement”) between the Company and First Chicago Trust Company of New York, a New York corporation, as Rights Agent (the “Rights Agent”), the Company’s Board of Directors (the “Board”) declared a dividend of one right (a “Right”) to purchase one one-hundredth of a share of the Company’s Series A Preferred Stock (the “Series A Preferred”) for each outstanding share of Common Stock (“Common Shares”) of the Company. The dividend was payable on October 15, 1999 (the “Record Date”) to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company, upon the occurrence of a certain event or events as described below, one one-hundredth of a share of Series A Preferred at an exercise price of $80 (the “Purchase Price”), subject to adjustment. In addition, under certain circumstances described more fully herein, the Rights may become exercisable for a number of Common Shares having a value equal to two times the Purchase Price and/or common stock of certain acquiring companies having a value equal to two times the Purchase Price. Moreover, under certain circumstances each Right may be exchanged by the Board at an exchange rate of one share of Common Stock (or a fraction of a share of the Preferred Stock having equivalent market value) per Right. Under certain circumstances the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right.

Certain Anti-Takeover Effects

      The Rights approved by the Board are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquiror to take over the Company in a manner or on terms not approved by the Board. Unsolicited takeover attempts frequently include coercive tactics designed to deprive the Board and the Company’s stockholders of any real opportunity to determine the destiny of the Company.

      The Rights have been declared by the Board in order to deter such tactics, including a gradual accumulation in the open market of a 15% or greater position to be followed by a merger or a partial or two-tier tender offer that does not treat all stockholders equally. These tactics can operate to unfairly pressure stockholders, force them out of their investment and deprive them of the full value of their shares in the Company.

      The Rights are not intended to prevent a takeover of the Company and will not do so. The Rights may be redeemed by the Company at $.01 per Right within ten days (or on such later date as may be determined by a majority of the Continuing Directors (as defined in the Rights Agreement)) after the accumulation of 15% or more of the Company’s Common Shares by a single acquiror or group. Accordingly, the Rights should not interfere with any merger or business combination approved by the Board.

      However, the Rights may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by the Board. The Rights may cause substantial dilution to a person or group that attempts to acquire the Company on terms or in a manner not approved by the Board, except pursuant to an offer conditioned upon the negation, purchase or redemption of the Rights. As a result, while the Rights may provide the Board with leverage to obtain a higher price from a potential acquiror, they may also prevent or deter offers not approved by the Board, and therefore deprive stockholders, without providing them with the opportunity to vote thereon, of the benefits of offers which may be at a higher price than the current market price of the Company’s Common Shares. In addition, assuming an active trading market in the Rights themselves does not develop, stockholders with lesser financial means might not be able to take full economic advantage of the Rights. Further, the implementation of a rights plan may heighten the susceptibility of the Company to greenmail by stockholders who threaten to acquire a sufficient equity position to pass the Rights’ triggering threshold, although the Board can respond to any such action by redeeming the Rights at $.01 per Right.

      Issuance of the Rights does not in any way weaken the financial strength of the Company or interfere with its business plans. The issuance of the Rights themselves has no dilutive effect, will not affect reported earnings per share, should not be taxable to the Company or to its stockholders, and will not change the way in which the Company’s Common Shares are presently traded. The Company’s Board believes that the Rights represent a sound and reasonable means of addressing the complex issues of corporate policy created by the current takeover environment.

Item 6.  Exhibits and Reports on Form 8K

(A)  The following documents are filed as part of this Report:

Exhibit
No.	Description

11	Statement re-computation of per share earnings
27	Financial Data Schedule
99.1	Rights Agreement, dated as of September 20, 1999, by and between Meadowbrook Insurance Group, Inc. and First Chicago Trust Company of New York, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A filed with the Securities and Exchange Commission on October 12, 1999).

(B)  Reports on Form 8-K — None

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ William J. Lohmeyer

Sr. Vice President and
Chief Financial Officer

Dated: November 12, 1999

INDEX TO EXHIBITS

Exhibit
No.	Description

11	Statement re-computation of per share earnings
27	Financial Data Schedule
99.1	Rights Agreement, dated as of September 20, 1999, by and between Meadowbrook Insurance Group, Inc. and First Chicago Trust Company of New York, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A filed with the Securities and Exchange Commission on October 12, 1999).