Form 10-K405
period 1999-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2000-03-30
CIK 949156

TABLE OF CONTENTS

INCOME STATEMENT
STATEMENT OF COMPREHENSIVE INCOME
BALANCE SHEET
STATEMENT OF CASH FLOWS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-14094

MEADOWBROOK INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation)	38-2626206 (I.R.S. Employer Identification No.)

26600 Telegraph Road, Southfield, MI (Address of principal executive offices)	48034 (Zip Code)

Registrant’s telephone number, including area code: (248) 358-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.01 par value per share	New York Stock Exchange

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock (common stock, $.01 par value) held by non-affiliates of the registrant was $24,866,277 on March 17, 1999, based on the closing sales price of the Common Stock on such date.

      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on March 17, 1999 was 8,511,655.

Documents Incorporated by Reference

      Certain portions of the registrant’s proxy statement for the annual meeting scheduled for May 15, 2000 are incorporated by reference into Part III of this report and certain portions of the 1999 Annual Report to Shareholders are incorporated herein by reference into Part II of this report.

MEADOWBROOK INSURANCE GROUP, INC.

PART I

ITEM 1. BUSINESS

The Company

      Meadowbrook Insurance Group, Inc. (the “Company”) is a Michigan corporation, which was originally incorporated in 1985. The Company was formerly known as Star Holding Company. In November 1995, the Company changed its name and acquired Meadowbrook, Inc. (“Meadowbrook”). Meadowbrook was founded in 1955 as Meadowbrook Insurance Agency and was subsequently incorporated in Michigan in 1965.

      The Company serves as a holding company not only for Meadowbrook but also for Star Insurance Company (“Star”), Savers Property and Casualty Insurance Company (“Savers”) and American Indemnity Insurance Company, Ltd. (“American Indemnity”). Star was formed in 1985 as a subsidiary of Star Holding Company. Star then acquired Savers in 1990, and the Company acquired American Indemnity in 1994.

      Meadowbrook acquired Association Self Insurance Services, Inc. (“ASI”) of Montgomery, Alabama in November of 1996. The acquisition was not material to the Company’s results of operations. ASI is a full service risk-management operation focused on insurance pools and trust funds whose services include claims, loss control, managed care, and policy issuance. ASI’s operations were consolidated with the Meadowbrook’s existing operations in Montgomery, Alabama.

      On July 1, 1997, the Company acquired Crest Financial Corporation (“Crest”), a California based holding company which formerly owned Williamsburg National Insurance Company (“Williamsburg”), an insurance carrier, and Crest Financial Services, a risk management service company. Crest provides these services primarily to the trucking industry within California. Effective December 31, 1999, the Company reorganized its holding structure, which resulted in Crest assigning Williamsburg to Star.

      On April 30, 1998, the Company acquired the business of Villari & Associates, Inc. and National Support Systems, Inc. (collectively referred to as “Villari”). Villari is a Florida based insurance agency, which offers professional liability products and programs, group health and disability, and property/casualty products. The business of these two companies now operates under the name of Meadowbrook Villari Agency.

      On July 31, 1998, the Company acquired Florida Preferred Administrators, Inc. (“Florida Preferred”), a third party administrator, and Star acquired Southeastern Holding Corporation, the holding company for an insurance carrier, Ameritrust Insurance Corporation (“Ameritrust”), both of which are located in Sarasota, Florida. Florida Preferred provides a broad range of risk management services to purchasers of workers’ compensation insurance from Ameritrust.

      On August 6, 1999, the Company acquired the assets of TPA Associates, Inc., all the outstanding stock of TPA Insurance Agency, Inc., and Preferred Insurance Agency, Inc. and approximately 94% of the outstanding stock of Preferred Insurance Company, Ltd. (“PICL”) (collectively, “TPA”). TPA is a program-oriented risk management company that provides risk management services to self-insured clients, creates and manages alternative risk management programs, and performs underwriting, policy issuance and loss control services.

Industry Segments

      Since 1976, the Company has been developing and managing alternative market risk management programs for defined client groups and their members. The alternative market, which developed as a result of historical volatility in the cost and availability of traditional commercial insurance coverages, includes a wide range of approaches to financing and managing risk exposures, such as captives and rent-a-captives, risk retention and risk purchasing groups, governmental pools and trusts and self-insurance plans. According to an industry report made in 1999, the alternative market accounts for an estimated $71.1 billion, or 34%, of the estimated $209.2 billion of United States property and casualty premium written; and according to industry sources is expected to reach an estimated $79.1 billion, or 35%, of estimated $229.0 billion of United States property and casualty premium written in 2001.

This compares to the traditional property and casualty market which grew at a 6% compound average growth rate and the Company’s gross written premium which grew at a 20% compound average annual growth rate since 1994. The Company believes that the alternative market has become the preferred means of managing property and casualty insurance and that the Company is well positioned by focusing on alternative risk solutions for agents, brokers, and insureds of all sizes. Through the Company, these clients now have access to the kind of sophisticated risk management techniques previously available only to larger corporations.

General

      The Company is a program-oriented risk management company specializing in alternative risk management solutions for agents, brokers, professional / trade associations, and insureds of all sizes. The Company provides a broad array of insurance products and services through its subsidiaries. The Company owns insurance carriers, which are essential elements of the risk management process. Management defines its business segments as agency operations and program business operations based upon the differences in products and services.

      The program business segment is engaged primarily in developing and managing alternative risk management programs for defined client groups and their members. This includes providing services, such as reinsurance brokering, risk management consulting, claims handling, and administrative services, along with various types of property and casualty insurance coverage, including workers’ compensation, general liability and commercial multi-peril. Insurance coverage is primarily provided to associations or similar groups of members. A program is a set of coverages and services tailored to meet the specific requirements of a group of clients.

      Services provided and insurance lines of business include:

Services	Lines of Business

- Risk Analysis and Identification	- Workers’ Compensation

- Feasibility Studies	- Commercial Multi-Peril

- Program and Product Design	- General Liability

- Sales, Marketing and Public Relations	- Errors and Omissions

- Consultation, Education and Training	- Automobile

- Captive Formation	- Owners, Landlord and

- Captive Management (Onshore and Offshore)	Tenant

- Rent-a-Captive	- Employment Practices Liability

- Underwriting/Risk Selection	- Professional Liability

- Policy Issuance	- Legal

- Reinsurance Brokerage	- Medical

- Claims Handling and Administration	- Real Estate Appraisers

- Litigation Management	- Accountants

- Accounting and Financial Statement Preparation	- Pharmacists

- Regulatory Compliance	- Inland Marine

- Actuarial and Loss Reserve Analysis	- Cargo

- Loss Prevention and Control	- Watercraft

- Audit Support	- Product Liability

- Information Technology and Processing	- Excess Reinsurance

- Commercial Property

Description of Services and Capabilities

      Program Design. Prior to implementing a new program, the Company reviews a significant amount of data, including: financial projections for the contemplated program; historical loss experience; actuarial studies of the underlying risks; the creditworthiness of the potential client; and the availability of reinsurance. A senior management team and associates representing each of the risk-management disciplines within the Company work together to design, market and implement new programs. While the Company does not generate substantial fees for program design services, these services are an integral part of the Company’s program management services.

      Formation and Management of Risk-Bearing Entities. The Company generates fees by forming and managing risk-bearing entities for clients and agents. The Company currently manages over thirty one captives and/or rent-a-captives and holds a minority interest in seven of these captives. The offshore captives are managed by the Company’s subsidiaries in Bermuda and Barbados.

      Risk Selection. The Company performs underwriting services for its clients, its clients’ captives and certain individual accounts. Compensation for underwriting services generally is included in the Company’s management fees. The Company’s underwriting personnel help develop the proper criteria for selecting risks, while actuarial and reinsurance personnel evaluate and recommend the appropriate levels of risk retention. The program is then tailored according to the requirements of each client.

      Reinsurance Brokerage. The Company earns fees by placing excess reinsurance for its programs. The Company’s two reinsurance brokerage subsidiaries, Meadowbrook Intermediaries, Inc. and Meadowbrook International, Ltd., place reinsurance (as well as insurance coverage with high deductibles) for insurance companies, captives and self-insured programs managed by the Company. Reinsurance is also placed for clients that do not have other business relationships with the Company.

      Loss Control and Prevention. The Company earns fees for loss control services which are designed to help clients prevent or limit certain loss events. Through an evaluation of the client’s workplace environment, the Company’s loss control specialists assist the client in planning and implementing a loss prevention program and, in certain cases, provide educational and training programs for the client.

      Claims Handling and Administration. The Company has experience in handling and managing claims for workers’ compensation and most other casualty lines, property and general liability. It handles all claims functions for most of the programs managed by the Company. The Company’s involvement in claims handling and administration provides feedback to program managers in assessing the client’s risk environment and the overall structure of the program.

      Sales and Marketing. The Company markets its programs and services to associations, groups, local, regional and national insurance agents and insurance consultants. Once a program has been developed for a particular association or group, the Company generally then markets the program to members of the association or group. Sales and marketing efforts include personal contact, direct mail, telemarketing, advertising, internet based marketing including affiliations with insurance based web portals (captive.com and marketscout.com) and the Company’s corporate web site (www.meadowbrook.com), and attendance at seminars and trade and industry conventions.

Customers, Marketing, and Distribution

      Fee Based Operations:

      Agency. The Company earns commissions through the operation of a retail property and casualty insurance agency. Formed in 1955 as Meadowbrook’s original business, the insurance agency places principally commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than 50 insurance carriers. The agency has grown to be one of the largest agencies in Michigan and, with acquisitions, has expanded into Florida and California.

      In total, the Company’s agency operations generated commissions of $16.4 million, $14.7 million and $10.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. In addition to its independent retail agency activities, the Company’s insurance agency also earns revenue by serving as the agent for several of the Company’s programs.

      Managed Programs. In a managed program, the Company, through Meadowbrook, earns commission and fee revenue by providing management and other services to a client’s risk-bearing entity, but generally does not share in the operating results of such programs. The Company believes that its managed programs provide a stable source of revenue as well as opportunities for revenue growth without a proportionate increase in expenses. Revenue growth may occur through the sale of existing managed program products to additional members of the sponsoring client group, the expansion of coverages and services provided to existing programs, and the creation of programs for new client groups (such as, additional municipal associations) with needs that are similar to existing client groups.

      Managed program services for which Meadowbrook receives fee-based revenues include: program design and development; underwriting; reinsurance brokerage; policy administration; loss prevention and control services (including the provision of specialized law enforcement training); claims and litigation management; information processing and accounting functions; and general management oversight of the program on behalf of the sponsoring client group. Fees received by the Company under its managed programs are generally either in a fixed amount or based on a percentage of premium serviced.

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

      In addition to municipal associations, Meadowbrook also manages mutual insurance companies, offshore captives and other insurance entities including the Company’s insurance subsidiaries Star, Savers, Williamsburg, Ameritrust, and American Indemnity.

      In total, Meadowbrook and its subsidiaries employs 712 associates to service the Company’s clients and provide management services to the Insurance Operations as defined below.

      Insurance Operations:

      The Company’s major insurance subsidiaries, Star, Savers, Ameritrust, Williamsburg and PICL (collectively referred to as “Insurance Operations”), issue insurance policies for fronted, risk-sharing and fully-insured programs. These companies are complimented by American Indemnity, which offers clients a rent-a-captive vehicle for risk-sharing programs. The Insurance Operations are managed by Meadowbrook and therefore have no employees.

      The Insurance Operations are authorized to write business, on either an admitted or surplus lines basis, in fifty states. Through fronted, risk-sharing and fully insured programs, the Insurance Operations primarily offer workers’ compensation, commercial multiple peril, inland marine and other liability. The Insurance Operations also provide fronting services. For the year ended December 31, 1999, the workers’ compensation line of business accounted for 40.9% and 52.8% of gross written premiums and net earned premiums, respectively.

      Star, Savers, Williamsburg and Ameritrust are domiciled in Michigan, Missouri, California and Florida, respectively. American Indemnity and PICL are Bermuda-based reinsurance captives.

      During 1999, A.M. Best affirmed the “A—” (excellent) rating of Star, Savers, Williamsburg and Ameritrust. A.M. Best ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. No assurances can be given that in the future A.M. Best will not reduce or withdraw the ratings of the Company’s insurance subsidiaries.

      During 1999, Standard & Poor’s assigned an “A” (strong) rating of Star, Savers,, Williamsburg and Ameritrust. Standard & Poor’s ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. No assurances can be given that in the future Standard & Poor will not reduce or withdraw the ratings of the Company’s insurance subsidiaries.

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

      The Company’s experience has been that the number of claims and the cost of losses tend to be lower in risk-sharing programs than with traditional forms of insurance. The Company believes that client risk-sharing motivates insureds to focus on loss prevention and control measures and to establish and adhere to stricter underwriting guidelines. As a result of its experience with risk-sharing programs, the Insurance Operations have sustained a ten year average combined ratio of 97.8% and have outperformed the industry by an average of 10 points. 1999 was the first year of operations in which the Company’s combined ratio exceed the industry combined ratio.

      The Company assists the sponsoring group with the formation of the captive, which is capitalized by contributions from members of the sponsoring group in exchange for shares of the captive. The captive is generally managed for a fee by an offshore subsidiary of the Company. The Company works with the client to determine the amount of risk exposure that will be assumed by the captive, which varies depending on the captive’s capitalization, the line of business, the amount to be retained by the Company and the amount to be reinsured by excess reinsurers. The Company then issues an insurance policy and receives premium from the insured. Pursuant to the quota-share reinsurance agreement with the captive, the Company generally transfers (cedes) a portion of the retained risk to the captive and pays to the captive its share of the net premium (after deducting ceding commissions, policy issuance fees, the cost of excess reinsurance, taxes and other fees and expenses). The Company generally seeks to cede approximately 50% of its loss exposures, but in some cases cedes as little as 20% or as much as 80% of its loss exposures. The Company secures obligations due from captives through the use of funds withheld trusts or letters of credit. Through its reinsurance intermediary subsidiaries, the Company obtains excess-of-loss reinsurance, subject to agreed upon limits and retention levels. The Company generally administers all claims handling functions, and the captive provides funds to the Company for the payment of the captive’s proportionate share of paid claims and claims expenses. The captive realizes investment income from its capital, unearned premium and loss reserves, and shares in the underwriting results.

      The Company also offers its clients “rent-a-captive” risk-sharing programs. These programs allow a client to retain a significant portion of its own loss exposure without the administrative costs and capital commitment required to establish and operate its own captive.

      In another variation on client risk-sharing, the Company establishes retrospectively-rated programs for individual accounts. In such a program, the Company works with the client to develop the appropriate self-insured retention and loss fund amount and then helps arrange for excess of loss reinsurance. The client reimburses the Company for all claim payments within the client’s retention. The Company generally earns a management fee (which includes claims and loss control fees). In most of these programs, the Company also participates in the operating results of the reinsurance coverage and earns a ceding commission.

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

      The agent may own a captive or purchase an interest in a rent-a-captive, which acts as a reinsurer on business produced. In some cases, the captive’s shareholders may include key producers, subproducers or insureds. In other circumstances, the agent accepts a lower up-front commission in exchange for a multi-year contingent commission based on operating results.

      Fully-Insured Programs. In a fully-insured program, the Company earns premium revenue by providing insurance coverage without a risk-sharing mechanism. The Company may provide fully-insured programs when it perceives opportunities for the development of risk-sharing programs in the future.

      Surety Bonds. The Company formed a surety bond business unit in late 1993 and began issuing surety bonds for contractors and licensees in 1994. The Company earned premium revenue on surety bonds issued through general agents throughout the United States, including a wholly-owned subsidiary of the Company. General agents were paid commissions and, in some cases, profit sharing bonuses based upon loss ratios. The general agents had limited underwriting authority. In marketing payment and performance surety bonds to clients, the Company generally considered the net worth and working capital ratios and the client’s experience, expertise, financial statements and historical track record. In certain instances, the Company required collateral before issuing a surety bond. The form of collateral varied depending upon an assessment of the risk factors associated with the surety bond. Generally, collateral consisted of escrowed cash, letters of credit or investment securities, all of which was held through the term of the bond.

      In December of 1996, the Company entered into a five-year joint underwriting agreement with Connecticut Surety Corporation. The agreement provided for the transfer of the underwriting risk on the majority of the Company’s existing surety bond business. In addition, Star continues to write, on a progressively diminishing basis, new surety business, utilizing its capital and licenses, and Connecticut Surety manages the operations and assumes the risk.

Dependence on Key Programs

      The Company provides alternative risk management programs and services to certain large client groups and associations and then markets them to their individual members. In 1999, 1998, and 1997 the Company’s top four programs, excluding the surety bond business, accounted for 26%, 38% and 46%, respectively, of the Company’s total net earned premiums. The loss or cancellation of any of the Company’s significant programs by the relevant client groups, or the general availability of commercial market coverage to members of such groups on more favorable terms than provided under the Company’s programs, could have an adverse effect on the Company’s results of operations. The Company has multiple year contracts with many of its clients.

Reserves

      The information required by this item is incorporated by reference to pages 6-8, 26 and 27 of the Company’s 1999 Annual Report to Shareholders.

      Reserves are computed by the Company based on actuarial principles and procedures applicable to the lines of business written by the Company. These reserve calculations are reviewed regularly by management and the Company engages independent actuaries on an annual basis to express an opinion as to the adequacy of statutory reserves established by management. These opinions are filed with the various jurisdictions in which the Company is licensed. Provisions for inflation are implicitly considered in the reserving process. For GAAP and statutory purposes, the Company’s reserves are carried at the total estimate for ultimate expected loss without any discount to reflect the time value of money.

      Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company, and the Company’s payment of that loss. To recognize liabilities for unpaid losses, the Company establishes reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and loss adjustment expenses (“LAE”).

      The following table shows the development of reserves for unpaid losses and LAE from 1990 through 1999 for the Company’s current insurance subsidiaries.

      Due to the Company’s adoption of SFAS 113, the bottom portion of the table shows the impact of reinsurance for the years 1993 through 1999, reconciling the net reserves shown in the upper portion of the table to gross reserves.

Analysis of Loss and Loss Adjustment Expense Development

	Years Ended December 31,

	1990	1991	1992	1993	1994	1995	1996	1997	1998	1999

					(Dollars in thousands)
Reserves for losses and LAE at end of period	$9,293	$13,964	$23,545	$35,744	$47,149	$64,668	$65,775	$60,786	$84,254	$127,500

Cumulative paid as of

1 year later	2,877	4,326	5,420	11,172	15,792	25,659	31,626	31,368	39,534

2 years later	4,796	6,309	10,052	19,298	26,227	42,969	49,930	47,313

3 years later	5,117	7,652	13,554	23,571	33,227	52,222	58,362

4 years later	5,971	8,954	15,598	26,700	36,644	57,443

5 years later	6,568	9,564	16,574	27,492	37,450

6 years later	6,786	10,360	17,341	28,527

7 years later	7,123	11,000	17,853

8 years later	7,395	11,223

9 years later	7,513

Reserves re-estimated as of end of year:

1 year later	9,939	14,693	22,609	35,354	46,738	65,058	67,010	69,012	99,316

2 years later	9,800	14,361	21,661	33,524	45,578	65,312	69,536	73,591

3 years later	9,396	12,853	20,909	33,308	45,255	66,692	74,796

4 years later	8,758	12,649	20,623	33,685	45,592	68,557

5 years later	8,600	12,525	19,639	32,263	43,031

6 years later	8,371	12,186	19,658	31,844

7 years later	7,970	12,166	19,787

8 years later	7,975	12,239

9 years later	7,916

Cumulative redundancy (deficiency):

Dollars	$1,377	$1,725	$3,758	$3,900	$4,118	$(3,889)	$(9,021)	$(12,805)	(15,062)

Percentage	14.82	12.35	15.96	10.91	8.73	-6.01%	-13.71%	-21.07%	-17.88%

Net reserves				35,744	47,149	64,668	65,775	60,786	84,254	127,500

Ceded reserves				14,707	17,844	22,318	26,615	38,193	64,590	101,744

Gross reserves				50,451	64,993	86,986	92,390	98,979	148,844	229,244

Net re-estimated				31,844	43,031	68,557	74,796	73,591	99,316

Ceded re-estimated				19,026	25,159	33,672	38,781	53,424	84,493

Gross re-estimated				50,870	68,190	102,229	113,577	127,015	183,809

Gross cumulative Redundancy (deficiency)				$(419)	$(3,197)	$(15,243)	$(21,187)	$(28,036)	$(34,965)

      The $15.0 million of adverse development in 1999 reflects the impact of adopting a more conservative reserving philosophy that relies on a line-of-business analysis to supplement the program specific analysis. The majority of this development related to programs the Company has discontinued.

      The $8.2 million of adverse development in 1998 reflects the impact of isolated programs including professional liability for two distinct professions and two workers’ compensation programs.

Investments

      Certain information required by this item is incorporated by reference to pages 7-8, 10, 21, and 24-26 of the Company’s 1999 Annual Report to Shareholders.

Competition and Pricing

      The Company competes both with other providers of alternative risk management programs and services and with traditional providers of commercial insurance coverages. Both the alternative risk management and the traditional property and casualty insurance markets are highly competitive. The Company’s alternative risk management programs and services compete with products and services offered by insurance companies, other providers of alternative risk management services (including certain domestic and foreign insurers and reinsurers and insurance brokers) as well as with self-insurance plans, captives managed by others, and a variety of other risk-financing vehicles and mechanisms. These competitive products are offered by other companies that may have greater financial resources than the Company.

      The market for alternative risk management products and services is significantly influenced by market conditions affecting the traditional property and casualty insurance industry. Insurance market conditions historically have been subject to significant variability due to premium rate competition, natural disasters and other catastrophic events, judicial trends, changes in the investment and interest rate environment, regulation and general economic conditions. Pricing is a primary means of competition in the commercial insurance market. Competition is also based on the availability and quality of products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise. The primary basis for competition among alternative risk management providers varies with the financial and insurance needs and resources of each potential insured. Principal factors that are considered by insureds include: an analysis of the net present-value (after tax) of the cost of financing the insured’s expected level of losses, the amount of excess coverage provided in the event losses exceed expected levels, cash flow and tax planning considerations, and the expected quality and consistency of the services to be provided. The Company believes that it is able to compete based on its experience, the quality of its products and services, and its program-oriented approach. However, its ability to successfully compete is dependent upon a number of factors, many of which, including market and competitive conditions, are outside of the Company’s control.

Regulation

Regulation in General

      The Company’s insurance subsidiaries are subject to regulation by government agencies in the states in which they do business. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates, forms and policies used for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, establishment of reserves required to be maintained for unearned premium, losses and loss expense or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, licensing of insurers and agents, deposits of securities for the benefit of policyholders, and the filing of periodic reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.

      In addition to the regulatory oversight of the Company’s insurance subsidiaries, the Company is also subject to regulation under the Michigan, Missouri, California and Florida Insurance Holding Company System Regulatory Acts (the “Holding Company Acts”). The Holding Company Acts contain certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. The Holding Company Acts contain special reporting and prior approval requirements with respect to transactions among affiliates.

      Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in areas such as product liability, environmental damage and workers’ compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized through re-pricing, if permitted by applicable regulations, of coverages or limitations or cessation of the affected business.

      The Company’s reinsurance intermediaries are subject to regulation as reinsurance intermediaries. Under applicable regulations, the intermediary is responsible as a fiduciary for funds received for the account of the parties to the reinsurance transaction and is required to hold such funds in appropriate bank accounts subject to restrictions on withdrawals and prohibitions on commingling.

Insurance Regulation Concerning Change or Acquisition of Control

      Star, Savers, Williamsburg and Ameritrust are domestic property and casualty insurance companies organized, respectively, under the insurance laws (the “Insurance Codes”) of Michigan, Missouri, California, and Florida. The Insurance Codes provide that the acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control containing certain information required by statute and published regulations and provide a copy of such to the domestic insurer. In all four states, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of any other person.

      In addition, many state insurance regulatory laws contain provisions that require pre-notification to state agencies of a change in control of a non-domestic admitted insurance company in that state. While such pre- notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist such as undue market concentration.

      Any future transactions that would constitute a change in control of the Company would also generally require prior approval by the Insurance Departments of Michigan, Missouri, California, and Florida and would require pre-acquisition notification in those states which have adopted pre-acquisition notification provisions and in which the insurers are admitted. Such requirements may deter, delay or prevent certain transactions that could be advantageous to the stockholders of the Company.

Restrictions on Dividends and Risk-Based Capital

      The information required by this item is incorporated by reference to pages 10 and 29-30 of Company’s Annual Report to Shareholders.

Effect of Federal Legislation

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Act (S. 900). This legislation repeals provisions of the 1933 Glass-Stegall Act and amends provisions of the Bank Holding Company Act to allow affiliations between banks, securities firms and insurance companies through newly authorized holding companies. This new law requires the federal Office of the Controller of the Currency (OCC) which oversees banking regulatory matters and individual state departments of insurance which traditionally oversee regulatory matters for insurance companies to work together cooperatively and to share information. However, it is presently unclear as to how the OCC and individual state departments of insurance will interact and cooperate with each other in practice of banking, securities and insurance regulation. Additionally, there are other federal initiatives that could affect the insurance business in a variety of ways. Some federal measures that may affect the insurance business include federal government participation in tort reform, pension regulation, taxation of insurers and reinsurers, safety regulation and required minimum levels of insurance.

NAIC-IRIS Ratios

      The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries from individual state insurance commissioners.

      In 1999, Star had three ratios that varied from the “usual value” range. Star’s Surplus Aid to Surplus ratio was 16% as opposed to the usual range of less than 15%. This ratio reflects the impact of the Company’s fronting and risk sharing program business in comparison to the composition of a traditional insurer which does not have significant fronting or risk sharing business. Star’s Two-year Overall Operating Ratio was 110% which exceeded 100% limit. Excluding the impact of development on prior year reserves, this ratio would have been 92%. The 1999 development on prior year reserves reflects the impact of adopting a more conservative reserving philosophy that relies on a line-of-business analysis to supplement the program specific analysis. The majority of the development was programs which the Company has discontinued. The 1998 development reflects the impact of isolated programs including professional liability for two distinct professions and two workers’ compensation programs. The third ratio that fell outside the usual range was the Liabilities to Liquid Assets which was 128% compared to 105%. This ratio reflects the holding company reorganization that resulted in Crest assigning Williamsburg to Star. Excluding the impact of this transaction, the ratio would have been 85.7%.

ITEM 2. PROPERTIES

      The Company currently leases its corporate offices in Southfield, Michigan from 26600 Development Associates Limited Partnership. In 1999, the Company paid rent in the amount of approximately $1,197,941. The term of the lease for the offices in Southfield expires on September 30, 2004. The Company, through its subsidiaries, is also a party to various leases for locations in which such subsidiaries have offices. The Company does not consider any of these leases to be material.

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

      Meadowbrook and Star vigorously defended themselves and filed counterclaims against the Primary and Individual Plaintiffs. On April 1, 1998, the Court issued an Order dismissing all claims of the Primary Plaintiffs with prejudice.

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

      A Final Judgment has been entered with the Court.s All Plaintiffs have filed an appeal with the Nevada Supreme Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The information required by this item is incorporated by reference to page 10 of the Company’s 1999 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this item is incorporated by reference to page 14 of the Company’s 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      The information required by this item is incorporated by reference to pages 5-13 of the Company’s 1999 Annual Report to Shareholders.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is incorporated by reference to page 12 of the Company’s 1999 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated by reference to page 16-20 of the Company’s 1999 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

      None

PART III

      Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is included under the caption “Directors and Executive Officers” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2000, which is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is included under the captions “Executive Compensation”, “Report of Compensation Committee on Executive Compensation” and “Stock Performance Graph” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2000, which are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2000, which is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is included under the caption “Directors and Executive Officers” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2000, which is hereby incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (A) The following documents are filed as part of this Report:

1.	List of Financial Statements: The following Consolidated Financial Statements of Meadowbrook Insurance Group, Inc., the accompanying Notes to Consolidated Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Accountants, have been incorporated herein by reference to their entirety, from pages 15-36 of the 1999 Annual Report to Shareholders:

            Report of PricewaterhouseCoopers LLP, Independent Accountants

            Consolidated Balance Sheet — December 31, 1999 and 1998

            Consolidated Statement of Income — For Years Ended December 31, 1999, 1998 and 1997

            Consolidated Statement of Comprehensive Income For Years Ended December 31, 1999, 1998 and 1997

            Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 1999, 1998, and 1997

            Consolidated Statement of Cash Flows — For Years Ended December 31, 1999, 1998 and 1997

            Notes to Consolidated Financial Statements

2.	Report of Independent Accountants on Financial Statement Schedule Listed Under 14(a)3 of this Form 10-K (attached on page 16)

3.	Financial Statement Schedule

Schedule II Condensed Financial Information of Registrant (attached on pages 17-19)

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements and Notes thereto.

4.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

EXHIBIT INDEX

Exhibit
No.	Description	Filing Basis

3.1	Articles of Incorporation of the Company, including Certificate of Amendment to the Articles of Incorporation	*

3.2	Amended and Restated Bylaws of the Company.

10.1	Employment Agreement between the Company and James R. Parry, Sr. (“Parry”) dated January 1, 1993.	*

10.2	Management Services Agreement and Addendums among the Company, Star, Savers and Meadowbrook dated January 1, 1998.

10.3	Meadowbrook Insurance Group, Inc. 1995 Stock Option Plan.	*

10.4	Lease between Meadowbrook and 26600 Development Associates Limited Partnership, with fourth amendment to lease dated March 21, 1995.	*

10.5	Fifth and sixth Amendments to Lease between Meadowbrook and 26600 Development Associates Limited Partnership dated August 7, 1995 and May 13, 1996.	*

10.6	Meadowbrook, Inc. 401(k) Profit Sharing Plan Trust, amended and restated December 31, 1994	*

10.7	Employment Agreement, Covenant Not to Compete and Restricted Stock Agreement dated as of August 1, 1995 between Meadowbrook and Robert A. Engle.	*

10.8	Employment Agreement, Covenant Not to Compete and Restricted Stock Agreement dated as of August 1, 1995 between Meadowbrook and Robert A. Engle, Amendment.	*

10.9	Stock Purchase Agreement dated August 1, 1995 among the Company, Robert A. Engle, Trustee of the Robert A. Engle Revocable Trust dated November 24, 1993, Merton J. Segal and certain other employees of the Company.	*

10.10	Stock Purchase Agreement dated August 1, 1995 among the Company, Robert A. Engle, Trustee of the Robert A. Engle Revocable Trust dated November 24, 1993, Merton J. Segal and certain other employees of the Company, Amendment.	*

10.11	Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of July 24, 1998	***

10.12	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement.	*****

10.13	Employment Agreement between the Company and William J. Lohmeyer, III dated January 25, 1999.	*****

10.14	Seventh and eighth Amendments to Lease between Meadowbrook and 26600 Development Associates Limited Partnership dated February 6, 1998 and September 16, 1999.

10.15	Amendment No. 1 to Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of March 27, 2000.

11	Statement re computation of per share earnings.

13	1999 Annual Report to Shareholders

21	List of Subsidiaries.

23	Consent of Independent Accountants

24	Power of attorney.

27	Financial Data Schedule.

28.1	Star Insurance Company’s 1999 Schedule P.	**

28.2	Savers Property & Casualty Insurance Company’s 1999 Schedule P.	**

28.3	Williamsburg National Insurance Company’s 1999 Schedule P.	**

28.4	Ameritrust Insurance Company’s 1999 Schedule P.	**

99.1	Rights Agreement, dated as of September 30, 1999, by and between Meadowbrook Insurance Group, Inc. and First Chicago Trust Company of New York, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	****

(*) Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(**) Submitted in paper format under separate cover; see Form SE filing.

(***) Filed as Exhibit to Form 10Q for the period ending September 30, 1998.

(****) Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A filed with the Securities and Exchange Commission on October 12, 1999.

(*****) Filed as Exhibit to Form 10K for the year ending December 31, 1998.

(B) Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

MEADOWBROOK INSURANCE GROUP, INC.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Southfield, Michigan.

MEADOWBROOK INSURANCE GROUP, INC.

By: ** ______________________________

Merton J. Segal Chairman and Chief Executive Officer (Principal Executive Officer)

By: /s/ WILLIAM J. LOHMEYER ______________________________ Senior Vice President Chief Financial Officer (Principal Financial Officer)

      Dated: March 17, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

** Merton J. Segal	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2000

/s/ ROBERT S. CUBBIN Robert S. Cubbin	President and Director	March 17, 2000

** Joseph C. Henry	Executive Vice President and Director	March 17, 2000

** William J. Lohmeyer	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 17, 2000

** Hugh W. Greenberg	Director	March 17, 2000

** Irvin F. Swider, Sr.	Director	March 17, 2000

** Bruce E. Thal	Director	March 17, 2000

** Joseph S. Dresner	Director	March 17, 2000

** Herbert Tyner	Director	March 17, 2000

**By: /s/ ROBERT S. CUBBIN Robert S. Cubbin, Attorney-in-fact

[PRICEWATERHOUSECOOPERS LLP LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

      In our opinion, the consolidated financial statements, which are included on pages 17 through 36 of the 1999 Annual Report to Shareholders of Meadowbrook Insurance Group, Inc. and Subsidiaries (the “Company”), present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed under Item 14(A)3 of this Form 10-K, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Detroit, Michigan
March 17, 2000

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY

INCOME STATEMENT

	For the Years Ended December 31,

	1999	1998	1997

Revenue	$71,641	$11,131	$23,970

Operating expenses:

Interest expense	1,633,060	745,393	370,875

Other expenses	778,984	686,858	488,274

Total Operating Expenses	2,412,044	1,432,251	859,149

Loss before federal income taxes and subsidiary equity	(2,340,403)	(1,421,120)	(835,179)

Federal income tax benefit	(717,579)	(405,093)	(293,955)

Net loss before subsidiary equity earnings	(1,622,824)	(1,016,027)	(541,224)

Subsidiary equity earnings	(7,930,403)	6,885,996	13,583,680

Net (loss) income	$(9,553,227)	$5,869,969	$13,042,456

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY

STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	1999	1998	1997

Net (loss) income	$(9,553,227)	$5,869,969	$13,042,456

Other comprehensive (loss) income, net of tax:

Unrealized (losses) gains on securities:	(6,746,015)	919,075	3,251,964

Less: reclassification adjustment for losses (gains) included in net income	227,201	(51,608)	(133,549)

Other comprehensive (loss) income	(6,518,814)	867,467	3,118,415

Comprehensive (loss) income	$(16,072,041)	$6,737,436	$16,160,871

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY

BALANCE SHEET

	December 31,

	1999	1998

ASSETS

Cash and cash equivalents	$100,371	$132,545

Investment in subsidiaries	121,826,962	119,961,423

Receivables from subsidiaries	5,032,921	7,580,275

Intangible assets	3,230,832	3,290,316

Other assets	1,683,661	966,565

Total assets	$131,874,747	$131,931,124

LIABILITIES

Other liabilities	$537,189	$1,338,888

Line of credit	30,929,606	11,024,507

Total liabilities	31,466,795	12,363,395

SHAREHOLDERS’ EQUITY

Common stock	85,116	86,634

Additional paid-in capital	67,907,168	71,190,583

Retained earnings	35,808,987	45,105,585

Note receivable from officer	(720,251)	(660,789)

Unrealized (depreciation) appreciation on available for sale securities	(2,673,068)	3,845,716

Total shareholders’ equity	100,407,952	119,567,729

Total liabilities and shareholders’ equity	$131,874,747	$131,931,124

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY

STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	1999	1998	1997

Net cash (used in) provided by operating activities:	$(434,781)	$129,569	$445,015

Cash Flow from Investing Activities:

Dividend from subsidiary	—	5,000,000	—

Investment in subsidiaries	(16,372,789)	(2,944,502)	(9,513,711)

Net cash (used in) provided by investing activities	(16,372,789)	2,055,498	(9,513,711)

Cash Flow from Financing Activities:

Proceeds from borrowings	58,255,494	5,285,000	11,139,507

Principal payments on borrowings	(38,350,395)	(3,900,000)	(2,146,940)

Dividends paid on common stock	(1,036,861)	(782,861)	(692,683)

Retirement of common stock	(2,092,842)	(2,719,657)	(222,616)

Net cash provided by (used in) financing activities	16,775,396	(2,117,518)	8,077,268

Increase (decrease) in cash and cash equivalents	(32,174)	67,549	(991,428)

Cash and cash equivalents, beginning of year	132,545	64,996	1,056,424

Cash and cash equivalents, end of year	$100,371	$132,545	$64,996