Form 10-Q
period 2000-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2000-05-15
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
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
Yes __X__ No _____

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 11, 2000 was 8,511,655.

PAGE

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Condensed Consolidated Statement of Income	3

Consolidated Statement of Comprehensive Income	4

Condensed Consolidated Balance Sheet	5

Condensed Consolidated Statement of Cash Flows	6

Notes to Consolidated Financial Statements and Management Representation	7-10

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11-13

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS	14

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	14

SIGNATURES	15

PART 1 — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Quarters Ended March 31,
(Unaudited)
(in thousands)

	2000	1999

Revenues:

Net premium earned	$33,268	$26,159

Net commissions and fees	10,182	9,048

Net investment income	2,787	2,709

Total Revenues	46,237	37,916

Expenses:

Loss and loss adjustment expenses	53,472	42,691

Reinsurance recoveries	(30,170)	(21,900)

Net loss and loss adjustment expenses	23,302	20,791

Other operating expenses	10,629	8,822

Salaries and employee benefits	10,725	9,911

Interest on notes payable	1,240	840

Amortization of intangible assets	480	345

Total Expenses	46,376	40,709

Loss before income taxes	(139)	(2,793)

Federal income tax benefit	(244)	(1,355)

Net income (loss) before cumulative effect of accounting change	105	(1,438)

Cumulative effect of accounting for insurance related assessments, net of deferred taxes of $879	—	(1,706)

Net Income (Loss)	$105	$(3,144)

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Quarters Ended March 31,
(Unaudited)
(in thousands)

2000

Net income	$105

Other comprehensive loss, net of tax:

Unrealized losses on securities:

Unrealized holding losses arising during the period	(417)

Less: reclassification adjustment for losses included in net income	11

Other comprehensive loss	(406)

Comprehensive loss	$(301)

1999

Net loss	$(3,144)

Other comprehensive loss, net of tax:

Unrealized losses on securities:

Unrealized holding losses arising during the period	(1,161)

Less: reclassification adjustment for gains included in net loss	(19)

Other comprehensive loss	(1,180)

Comprehensive loss	$(4,324)

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(in thousands)

	(Unaudited)
	March 31,	December 31,
	2000	1999

Investments:

Debt securities available for sale, at fair value (cost of $192,092 and $188,755)	$188,856	$185,241

Equity securities available for sale, at fair value (cost of $17,080 and $17,087)	15,656	16,569

Cash and cash equivalents	25,551	23,713

Total investments and cash and cash equivalents	230,063	225,523

Premiums and agent balances receivable	79,124	85,707

Reinsurance recoverable on:

Paid losses	15,956	14,051

Unpaid losses	113,211	101,744

Deferred policy acquisition costs	12,223	10,030

Prepaid reinsurance premiums	43,886	42,073

Intangible assets	32,382	33,859

Other assets	42,103	38,990

Total assets	$568,948	$551,977

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Reserve for losses and loss adjustment expenses	$244,915	$229,244

Unearned premiums	98,035	90,095

Notes payable, bank	58,649	58,463

Other liabilities	67,502	73,767

Total liabilities	469,101	451,569

Contingencies and commitments

Shareholders’ Equity:

Common stock, $.01 par value; authorized 20,000,000 shares:

8,511,655 shares issued and outstanding	85	85

Additional paid-in capital	67,912	67,907

Retained earnings	35,660	35,809

Note receivable from officer	(720)	(720)

Accumulated other comprehensive income	(3,090)	(2,673)

Total shareholders’ equity	99,847	100,408

Total liabilities and shareholders’ equity	$568,948	$551,977

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31,
(Unaudited)
(in thousands)

	2000	1999

Net cash provided by operating activities	$7,069	$12,584

Cash flows (used in) provided by investing activities:

Purchase of debt securities available for sale	(8,151)	(29,260)

Purchase of equity securities available for sale	(149)	(9,195)

Proceeds from sale of debt securities available for sale	4,738	26,077

Proceeds from sale of equity securities available for sale	148	107

Other investing activities	(1,154)	(916)

Net cash used in investing activities	(4,568)	(13,187)

Cash flows (used in) provided by financing activities:

Net (payments) proceeds of bank loan	185	(2,594)

Dividends paid on common stock	(255)	(260)

Other financing activities	(593)	(6)

Net cash used in financing activities	(663)	(2,860)

Increase (decrease) in cash and cash equivalents	1,838	(3,463)

Cash and cash equivalents, beginning of period	23,713	20,510

Cash and cash equivalents, end of period	$25,551	$17,047

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Earnings Per Share (EPS)

	For the Three Months Ended March 31,

	(Unaudited)
	2000	1999

Basic EPS

Net income (loss) before cumulative effect of accounting change	$0.01	$(0.16)

Cumulative effect of accounting change		$(0.20)

Net income (loss)	$0.01	$(0.36)

Diluted EPS

Net income (loss) before cumulative effect of accounting change	$0.01	$(0.16)

Cumulative effect of accounting change		$(0.20)

Net income (loss)	$0.01	$(0.36)

Weighted average of number of common shares outstanding:

Basic	8,511,655	8,663,434

Diluted	8,522,313	8,831,696

NOTE 2 — Commitments & Contingencies

On June 26, 1995, two shareholders and an officer of a former agent (the “Primary Plaintiffs”) of Star Insurance Company (“Star”), and a former spouse of one shareholder and an employee of the former agent (the “Individual Plaintiffs”) initiated legal proceedings against, among others, Star and Meadowbrook, Inc. (“Meadowbrook”) in the District Court for Washoe County, Reno, Nevada. All of the plaintiffs requested injunctive relief, compensatory damages, punitive and exemplary damages, and attorney’s fees in an unspecified amount. The Nevada Insurance Department revoked the license of one of the Primary Plaintiffs and one of the Individual Plaintiffs and denied further licensing of the other Primary Plaintiffs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

A Final Judgment has been entered with the Court, which is subject to an appeal.

NOTE 3 — Cumulative Effect of Accounting Change

As described in our 1998 Annual Report, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments” (“SOP 97-3”). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. As required, the Company adopted SOP 97-3 in the quarter ended March 31, 1999. The adoption of SOP 97-3 resulted in a non-cash after-tax $1.7 million (net of tax of $879,064), or $0.20 per share, cumulative effect accounting change.

NOTE 4 — Reclassifications

Certain amounts in the 1999 notes to consolidated financial statements have been reclassified to conform with the 2000 presentation.

NOTE 5 — Segment Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued.

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

The following table sets forth the segment results (in thousands):

	Three Months Ended March 31,

	2000	1999

Revenues:

Net earned premiums	$33,268	$26,159

Management fees	6,137	4,952

Investment income	2,787	2,709

Program business segment	42,192	33,820

Agency operations	4,275	4,357

Intersegment revenue	(230)	(261)

Consolidated revenue	$46,237	$37,916

Pre-tax income (loss):

Program business	$533	$(2,659)

Agency operations	1,116	1,227

Reconciling items	(1,788)	(1,361)

Consolidated pre-tax loss	$(139)	$(2,793)

The pre-tax income reconciling items represent other expenses relating to the holding company, amortization and interest expense, which are not allocated among the segments.

MANAGEMENT REPRESENTATION

In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Preparation of financial statements under GAAP requires management to make estimates. Actual results could differ from those estimates. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company’s 1999 Form 10-K, as filed with the Securities and Exchange Commission.

Certain statements made by the Company in this document may constitute forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. These forward-looking statements involve risk and uncertainties including, but not limited to the following: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, or supply of reinsurance or insurance; increased competitive pressure; changing rates of inflation; and general economic conditions.

PART I — FINANCIAL INFORMATION

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended March 31, 2000 and 1999

Meadowbrook Insurance Group, Inc. (the “Company”) is a program-oriented risk management company specializing in alternative risk management solutions for agents, brokers, profession/trade associations, and insureds of all sizes. The Company owns insurance carriers, which are essential elements of the risk management process. Management defines its business segments as agency operations and program business operations based upon differences in products and services.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED MARCH 31, 2000 AND 1999

Overview

2000 compared to 1999:

Results from operations, excluding the cumulative effect of an accounting change, increased $1.5 million, or 107.3% from a loss of $1.4 million in 1999 to net income of $105,000 in 2000.

Revenues for the quarter increased $8.3 million, or 22%, to $46.2 million in 2000 from $37.9 million in 1999. Revenues from program business increased $8.4 million, or 24.9%, to $42.2 million in 2000 from $33.8 million in 1999. Agency revenues decreased $82,000, or 1.9%, to $4.3 million in 2000 from $4.4 million in 1999.

Program Business

The following table sets forth the revenues and results from operations for program business (in thousands):

	Three Months Ended March 31,

	2000	1999

Revenue:

Net earned premiums	$33,268	$26,159

Management fees	6,137	4,952

Investment income	2,787	2,709

Total Revenue	$42,192	$33,820

Pre-tax income (loss):

Program business	$533	$(2,659)

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
For the Periods Ended March 31, 2000 and 1999

2000 compared to 1999:

Revenue from program business increased $8.4 million, or 24.9%, to $42.2 million in 2000 from $33.8 million in 1999. This increase reflects 27.2% growth in net earned premiums to $33.3 million in 2000 from $26.2 million in 1999. This increase reflects the 1999 acquisition which contributed $3.4 million. Excluding the impact of the 1999 acquisition, net earned premium increased 14%, or $3.7 million, reflecting growth in existing business. Management fees grew $1.1 million, or 22%, to $6.1 million from $5.0 million. This increase reflects the 1999 acquisition. Excluding the 1999 acquisition, management fees would be slightly down reflecting a decrease in fees for claims services. The remaining increase reflects an increase in investment income of $78,000, or 3%, from $2.7 million in 1999 to $2.8 million in 2000.

Program business in 2000 generated a pre-tax income of $533,000, which compares to a pre-tax loss of $2.6 million in 1999. The 1999 pre-tax loss in program business reflects the impact of the $4.7 million reserve strengthening charge. After excluding the 1999 reserve strengthening charge, the decrease in pre-tax program business reflects the increased pricing pressure that developed during the second half of 1999.

Agency Operations

The following table sets forth the revenues and results from operations for agency operations (in thousands):

	Three Months Ended March 31,

	2000	1999

Net commission	$4,275	$4,357

Pre-tax income	$1,116	$1,227

2000 compared to 1999:

Agency commissions decreased $82,000, or 1.9%, to $4.3 million in 2000 from $4.4 million in 1999. Agency operations generated pre-tax income of $1.1 million in 2000 compared to $1.2 million in 1999. This decrease primarily reflects a decrease in contingent commissions for 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
For the Periods Ended March 31, 2000 and 1999

Other Items

Interest Expense

Interest expense of $1,240,000 and $840,000 was recorded for the three months ended March 31, 2000 and 1999, respectively. This interest is related to utilization of the Company’s Line of Credit. The increase in interest expense is a result of both a higher average daily loan balance and higher average interest rates during 2000 as compared to 1999. The average daily loan balances during 2000 and 1999 were $55.7 million and $38.2 million, respectively. The interest rate increased from 7.5% at March 31, 1999 to 8.57% at March 31, 2000. The outstanding balance on this line was $55.8 million at March 31, 2000, as compared to $55.6 million at December 31, 1999.

Amortization Expense

Amortization expense of $480,000 and $345,000 was recorded for the three months ended March 31, 2000 and 1999, respectively. This increase in amortization is related to the goodwill recorded on the 1999 acquisition.

Taxes

The provision for income taxes was a $244,000 benefit for the three months ended March 31, 2000, and a $1.4 million provision for the same period in 1999, representing effective tax rates of 176% and 49%, respectively. Historically, the Company’s tax rates vary from the 34% corporate rate due to its heavily tax-exempt investment portfolio. Tax exempt securities at March 31, 2000 represented 50.5% of the portfolio, down from 53.2% at year-end, and down from 70.2% at March 31, 1999. The Company is shifting its portfolio to taxable securities, by reinvesting cash from operations and maturing securities and is completing an analysis of additional sales and purchases to re-balance the debt security portfolio aimed at maximizing after-tax investment yields and minimizing current outflow related to taxes.

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

Cash flow provided by operations for the three months ended March 31, 2000 and 1999 was $7.1 million and $12.6 million, respectively. At March 31, 2000, the Company held $25.6 million in cash and cash equivalents.

The Company has an unsecured Line of Credit totaling $60.0 million, of which $55.8 million was outstanding at March 31, 2000 and $55.6 million was outstanding at December 31, 1999. The Line

MANAGEMENTS’S DISCUSSION AND ANALYSIS — continued
For the Periods Ended March 31, 2000 and 1999

of Credit expires on August 1, 2002. The Company drew on this Line of Credit during 1999 primarily to meet acquisition and cash flow needs.

One of the Company’s principal corporate objectives is to operate at appropriate leverage ratios. The Company plans to reduce its reliance on bank debt in 2000 from currently identified sources of capital.

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

The Company vigorously defended itself and filed counter-claims against the Primary and Individual Plaintiffs. On April 1, 1998, the Court issued an Order dismissing all claims of the Primary Plaintiffs with prejudice.

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

A Final Judgment has been entered with the Court, which is subject to an appeal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(A)	The following documents are filed as part of this Report:

Exhibit No.	Description

11	Statement recomputation of per share earnings

27	Financial Data Schedule

(B)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.
By:	/s/ William S. Lohmeyer

Sr. Vice President and Chief Financial Officer

Dated: May 15, 2000

Exhibit Index

Exhibit No.	Description

11	Meadowbrook Insurance Group, Inc. and Subsidiaries Computation of Per Share Earnings

27	Financial Data Schedule