Form 10-K405/A
period 1999-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2000-06-05
CIK 949156

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                  FORM 10-K/A
                                (AMENDMENT NO. 1)


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

    The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on March 17, 1999 was 8,511,655.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's proxy statement for the annual meeting scheduled for May 15, 2000 are incorporated by reference into Part III of this report and certain portions of the 1999 Annual Report to Shareholders are incorporated herein by reference into Part II of this report.
================================================================================

THIS AMENDMENT NO. 1 ON FORM 10-K / A IS BEING FILED IN ORDER TO AMEND THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAREND DECEMBER 31, 1999, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2000, BY AMENDING AND RESTATING ITEM 7A IN ITS ENTIRETY.


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of the Company's primary risk exposures and how those exposures are currently managed as of December 31, 1999. The Company's market risk sensitive instruments are limited to debt securities and equity securities which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of asset and liability management where the target duration of investment portfolio is managed to approximate that of the liabilities as determined by actuarial analysis.

The fair value of Company's investment portfolio was $201.8 million, 91.6% of which is invested in debt securities. The Company's market risk to the investment portfolio is interest rate risk associated with debt securities. The Company's exposure to equity price risk is not significant. The Company's investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1998. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. The term near term means a period of time going forward up to one year from the date of the consolidated financial statements. In its sensitivity model, the Company uses fair values to measure its potential loss of debt securities assuming an upward parallel shift 100 basis point change in interest rates to measure the hypothetical change in fair values. Based upon this sensitivity model, a 100 basis point change in interest rates produces a loss in fair value of market sensitive instruments of approximately $8.1 million. This loss in fair value only reflects the impact of interest rate increases on the fair value of the Company's debt securities, which constitute 33.6% of total assets. The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model do not produce a material loss in fair values.

                        MEADOWBROOK INSURANCE GROUP, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Southfield, Michigan.

                                             MEADOWBROOK INSURANCE GROUP, INC.


                                             By:   /s/ WILLIAM J. LOHMEYER
                                                -----------------------------
                                                       Senior Vice President
                                                      Chief Financial Officer

Dated: June 1, 2000