Form 10-Q
period 2000-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2000-08-14
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000

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

___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 10, 2000 was 8,512,008.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Statement of Income	3-4

Consolidated Statement of Comprehensive Income	5

Condensed Consolidated Balance Sheet	6

Condensed Consolidated Statement of Cash Flows	7

Notes to Consolidated Financial Statements and Management Representation	8-13

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-19

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	20

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	21

SIGNATURES	22

PART 1 — FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Six Months Ended June 30,
(Unaudited)
(in thousands)

	2000	1999

Revenues:

Net premium earned	$71,097	$55,941

Net commissions and fees	20,702	18,196

Net investment income	6,179	5,477

Total Revenues	97,978	79,614

Expenses:

Loss and loss adjustment expenses	117,755	88,230

Reinsurance recoveries	(66,643)	(46,527)

Net loss and loss adjustment expenses	51,112	41,703

Other operating expenses	21,557	16,886

Salaries and employee benefits	20,998	20,059

Interest on notes payable	2,618	1,461

Amortization of intangible assets	961	683

Total Expenses	97,246	80,792

Income (Loss) Before Income Taxes	732	(1,178)

Federal income tax benefit	(287)	(1,372)

Net income before cumulative effect of accounting change	1,019	194

Cumulative effect of accounting for insurance related assessments, net of deferred taxes of $879	—	(1,706)

Net Income (Loss)	$1,019	$(1,512)

Basic EPS

Net income before cumulative effect of accounting change	$0.12	$0.02

Cumulative effect of accounting change	$-	$(0.19)

Net income (loss)	$0.12	$(0.17)

Diluted EPS

Net income before cumulative effect of accounting change	$0.12	$0.02

Cumulative effect of accounting change	$-	$(0.19)

Net income (loss)	$0.12	$(0.17)

The accompanying notes are an integral part of the consolidated financial statements.

PART 1 — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Quarter Ended June 30,
(Unaudited)
(in thousands)

	2000	1999

Revenues:

Net premium earned	$37,829	$29,782

Net commissions and fees	10,520	9,148

Net investment income	3,392	2,768

Total Revenues	51,741	41,698

Expenses:

Loss and loss adjustment expenses	64,283	45,539

Reinsurance recoveries	(36,473)	(24,627)

Net loss and loss adjustment expenses	27,810	20,912

Other operating expenses	10,928	8,064

Salaries and employee benefits	10,273	10,148

Interest on notes payable	1,378	621

Amortization of intangible assets	481	338

Total Expenses	50,870	40,083

Income Before Income Taxes	871	1,615

Federal income tax benefit	(43)	(17)

Net income	$914	$1,632

Basic EPS

Net income	$0.11	$0.19

Diluted EPS

Net income	$0.11	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended June 30,
(Unaudited)
(in thousands)

2000

Net income	$1,019

Other comprehensive loss, net of tax:

Unrealized losses on securities:

Unrealized holding losses arising during the period	(256)

Less: reclassification adjustment for losses included in net income	121

Other comprehensive income	(135)

Comprehensive income	$884

1999

Net loss	$(1,512)

Other comprehensive loss, net of tax:

Unrealized losses on securities:

Unrealized holding losses arising during the period	(3,574)

Less: reclassification adjustment for gains included in net loss	(48)

Other comprehensive loss	(3,622)

Comprehensive loss	$(5,134)

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended June 30,
(Unaudited)
(in thousands)

2000

Net income	$914

Other comprehensive loss, net of tax:

Unrealized gains on securities:

Unrealized holding gains arising during the period	161

Less: reclassification adjustment for losses included in net income	110

Other comprehensive income	271

Comprehensive income	$1,185

1999

Net loss	$1,632

Other comprehensive loss, net of tax:

Unrealized losses on securities:

Unrealized holding losses arising during the period	(2,413)

Less: reclassification adjustment for gains included in net loss	(29)

Other comprehensive loss	(2,442)

Comprehensive loss	$(810)

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(in thousands)

	(Unaudited)
	June 30,	December 31,
	2000	1999

Investments:

Debt securities available for sale, at fair value (cost of $195,172 and $188,755)	$192,138	$185,241

Equity securities available for sale, at fair value (cost of $16,313 and $17,087)	14,925	16,569

Cash and cash equivalents	27,774	23,713

Total investments and cash and cash equivalents	234,837	225,523

Premiums and agent balances receivable	79,832	85,707

Reinsurance recoverable on:

Paid losses	22,224	14,051

Unpaid losses	127,965	101,744

Deferred policy acquisition costs	13,208	10,030

Prepaid reinsurance premiums	47,679	42,073

Intangible assets	31,917	32,885

Other assets	44,470	39,964

Total assets	$602,132	$551,977

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Reserve for losses and loss adjustment expenses	$266,936	$229,244

Unearned premiums	102,419	90,095

Notes payable, bank	55,699	58,463

Other liabilities	76,432	73,767

Total liabilities	501,486	451,569

Contingencies and commitments

Shareholders’ Equity:

Common stock, $.01 par value; authorized 30,000,000 shares:

8,512,008 shares issued and outstanding	85	85

Additional paid-in capital	67,917	67,907

Retained earnings	36,319	35,809

Note receivable from officer	(746)	(720)

Accumulated other comprehensive income	(2,929)	(2,673)

Total shareholders’ equity	100,646	100,408

Total liabilities and shareholders’ equity	$602,132	$551,977

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30,
(Unaudited)
(in thousands)

	2000	1999

Net cash provided by operating activities	$16,515	$14,107

Cash flows (used in) provided by investing activities:

Purchase of debt securities available for sale	(163)	(30,553)

Purchase of equity securities available for sale	(39,375)	(10,263)

Proceeds from sale of debt securities available for sale	929	30,789

Proceeds from sale of equity securities available for sale	32,762	117

Other investing activities	(2141)	734

Net cash used in investing activities	(7,988)	(9,176)

Cash flows (used in) provided by financing activities:

Net (payments) proceeds of bank loan	(2,764)	(1,498)

Dividends paid on common stock	(511)	(519)

Retirement of common stock	—	(1,282)

Other financing activities	(1,191)	—

Net cash used in financing activities	(4,466)	(3,299)

Increase in cash and cash equivalents	4,061	1,632

Cash and cash equivalents, beginning of period	23,713	20,510

Cash and cash equivalents, end of period	$27,774	$22,142

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Earnings Per Share (EPS)

	For the Six Months Ended June 30,
	(Unaudited)
	2000	1999

Basic EPS

Net income before cumulative effect of accounting change	$0.12	$0.02

Cumulative effect of accounting change	—	$(0.19)

Net income (loss)	$0.12	$(0.17)

Diluted EPS

Net income before cumulative effect of accounting change	$0.12	$0.02

Cumulative effect of accounting change	—	$(0.19)

Net income (loss)	$0.12	$(0.17)

Weighted average of number of common shares outstanding:

Basic	8,511,659	8,644,657

Diluted	8,511,659	8,790,745

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued.

NOTE 1 – Earnings Per Share (EPS)

	For the Quarter Ended June 30,
	(Unaudited)
	2000	1999

Basic EPS

Net income before cumulative effect of accounting change	$0.11	$0.19

Cumulative effect of accounting change	—	—

Net income	$0.11	$0.19

Diluted EPS

Net income before cumulative effect of accounting change	$0.11	$0.19

Cumulative effect of accounting change	—	—

Net income	$0.11	$0.19

Weighted average of number of common shares outstanding:

Basic	8,511,633	8,628,947

Diluted	8,511,633	8,758,987

NOTE 2 – Commitments & Contingencies

On June 26, 1995, two shareholders and an officer of a former agent (the “Primary Plaintiffs”) of Star Insurance Company (“Star”), and a former spouse of one shareholder and an employee of the former agent (the “Individual Plaintiffs”) initiated legal proceedings against, among others, Star and Meadowbrook, Inc. (“Meadowbrook”) in the District Court for Washoe County, Reno, Nevada. All of the plaintiffs requested injunctive relief, compensatory damages, punitive and exemplary damages, and attorney’s fees in an unspecified amount. The Nevada Insurance Department revoked the licenses of one of the Primary Plaintiffs and one of the Individual Plaintiffs and denied further licensing of the other Primary Plaintiffs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued.

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

The Company is involved in other litigation arising in the ordinary course of operations. While the results of litigation cannot be predicted with certainty, management is of the opinion, after reviewing these matters with legal counsel, that the final outcome of such litigation will not have a material effect upon the Company's financial statements.

NOTE 3 – Cumulative Effect of Accounting Change

As described in our 1998 Annual Report, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments” (“SOP 97-3”). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. As required, the Company adopted SOP 97-3 in the quarter ended March 31, 1999. The adoption of SOP 97-3 resulted in a non-cash after-tax $1.7 million (net of tax of $879,064), or $0.19 per share, cumulative effect accounting change.

NOTE 4 – Reclassifications

Certain amounts in the 1999 notes to consolidated financial statements have been reclassified to conform with the 2000 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued.

NOTE 5 – Segment Information

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

The following table sets forth the segment results (in thousands):

	For the Six Months Ended June 30,

	2000	1999

Revenues:

Net earned premiums	$71,097	$55,941

Management fees	12,272	9,910

Investment income	6,179	5,477

Program business segment	89,548	71,328

Agency operations	8,744	8,688

Intersegment revenue	(314)	(402)

Consolidated revenue	$97,978	$79,614

Pre-tax income (loss):

Program business	$2,104	$(1,125)

Agency operations	2,386	2,430

Reconciling items	(3,758)	(2,483)

Consolidated pre-tax income (loss)	$732	$(1,178)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued.

	For the Quarter Ended June 30,

	2000	1999

Revenues:

Net earned premiums	$37,829	$29,782

Management fees	6,135	4,958

Investment income	3,392	2,768

Program business segment	47,356	37,508

Agency operations	4,469	4,331

Intersegment revenue	(84)	(141)

Consolidated revenue	$51,741	$41,698

Pre-tax income (loss):

Program business	$1,571	$1,534

Agency operations	1,270	1,203

Reconciling items	(1,970)	(1,122)

Consolidated pre-tax income	$871	$1,615

The pre-tax income reconciling items represent other expenses relating to the holding company, amortization and interest expense, which are not allocated among the segments.

NOTE 6 – Subsequent Events

On July 28, 2000 the Company reduced the limit on its unsecured bank line by $10 million. The permitted borrowing limit has been reduced to $50 million from $60 million. In conjunction with this transaction, the Company incurred $3.5 million of subordinated debt at terms substantially equivalent to the unsecured bank line. The Company has agreed to further reduce the bank line to $40.0 million by September 30, 2000 and is currently engaged in efforts to do so.

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

Certain statements made by the Company in this document may constitute forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. These forward-looking statements involve risk and uncertainties including, but not limited to the following: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectability of reinsurance; increased rate pressure on premiums; investment rate of return; changes in insurance regulation; changing rates of inflation; and general economic conditions.

PART 1 — FINANCIAL INFORMATION

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended June 30, 2000 and 1999

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Overview

2000 compared to 1999:

Results from operations, excluding the cumulative effect of an accounting change, increased $825,000, or 425% from net income of $194,000 in 1999 to $1.0 million in 2000.

Year to date revenues increased $18.4 million, or 23%, to $98 million in 2000 from $79.6 million in 1999. Revenues from program business increased $18.2 million, or 25.5%, to $89.5 million for the six months ended June 30, 2000 from $71.3 million for the comparable period in 1999. Agency revenues remained consistent at $8.7 million for the six months ended June 30, 1999 and 2000.

Program Business

The following table sets forth the revenues and results from operations for program business (in thousands):

	Six Months Ended June 30,

	2000	1999

Revenue:

Net earned premiums	$71,097	$55,941

Management fees	12,272	9,910

Investment income	6,179	5,477

Total Revenue	$89,548	$71,328

Pre-tax income (loss):

Program business	$2,104	$(1,125)

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued.
For the Periods ended June 30, 2000 and 1999

2000 compared to 1999:

Revenue from program business increased $18.2 million, or 25.5%, to $89.5 million for the six months ended June 30, 2000 from $71.3 million for the comparable period in 1999. This increase reflects 27% growth in net earned premiums to $71.1 million from $55.9 million for the six months ended June 30, 2000 and 1999 respectively. This increase reflects the 1999 acquisition which contributed $6.7 million. Excluding the impact of the 1999 acquisition, net earned premium increased 15.1%, or $8.5 million. This $8.5 million increase in net earned premium includes an increase in new and existing business of $2.4 million and $10.3 million, respectively. These increases were offset by a planned reduction of $4.0 million on unprofitable, discontinued programs and a reduction of $200,000 on residual markets and retrospectively rated policies. Management fees grew $2.4 million, or 23.8%, to $12.3 million from $9.9 million. Excluding the 1999 acquisition, management fees would be slightly lower reflecting a decrease in fees for claims services on managed programs. The remaining increase in program business revenue reflects an increase in net investment income of $702,000, or 12.8%, from $5.5 million for the six months ended June 30, 1999 to $6.2 million for the comparable period in 2000. This increase in net investment income reflects an increase in average invested assets of $17.6 million, or 9.4% relating to both the growth in existing business and the acquisition of TPA associates. Also contributing to this increase is the effect of shifting a larger portion of the investment portfolio to taxable securities to maximize after-tax cash flow.

Program business for the six months ended June 30, 2000 generated a pre-tax income of $2.1 million, which compares to a pre-tax loss of $1.1 million for the same period in 1999. The 1999 pre-tax loss in program business reflects the impact of the $4.7 million reserve strengthening charge. The 2000 pre-tax income in program business reflects the improved profit margins from management fees as the Company continues to realize the benefits of the expense reductions initiated in late 1999. These improvements were somewhat offset by increased pricing pressures that developed in the second half of 1999.

Agency Operations

The following table sets forth the revenues and results from operations for agency operations (in thousands):

	Six Months Ended June 30,

	2000	1999

Net commission	$8,425	$8,286

Pre-tax income	$2,386	$2,430

2000 compared to 1999:

Agency commissions increased $139,000, or 1.7%, to $8.4 million for the six months ended June 30, 2000 from $8.3 million for the same period in 1999. The agency operation generated pre-tax income of $2.4 million and was consistent for the six-month period June 30, 1999 and 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued.
For the Periods ended June 30, 2000 and 1999

Other Items

Interest Expense

Interest expense of $2,618,000 and $1,461,000 was recorded for the six months ended June 30, 2000 and 1999, respectively. This interest is principally related to utilization of the Company’s Lines of Credit. The increase in interest expense is a result of both a higher average daily loan balance and higher average interest rates during 2000 as compared to 1999. The average daily loan balances at June 30, 2000 and 1999 were $54.6 million and $37.7 million, respectively. The average interest rate increased from approximately 7.5% at June 30, 1999 to approximately 9.5% at June 30, 2000. The outstanding balance on this line was $52.2 million at June 30, 2000, as compared to $55.7 million at December 31, 1999.

Amortization Expense

Amortization expense of $961,000 and $684,000 was recorded for the six months ended June 30, 2000 and 1999, respectively. This increase in amortization is related to the goodwill recorded on the 1999 acquisition.

Taxes

The provision for income taxes was a $287,000 benefit for the six months ended June 30, 2000, and a $1.3 million benefit for the same period in 1999, representing effective tax rates of -39% and 116%, respectively. Historically, the Company’s tax rates vary from the 34% corporate rate due to its heavily tax-exempt investment portfolio. Tax exempt securities at June 30, 2000 represented 40.5% of the portfolio, down from 53.1% at year-end, and down from 66.7% at June 30, 1999. The Company has shifted a larger portion of the investment portfolio to taxable debt securities to maximizing after-tax investment yields and minimizing current outflow related to taxes.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

Overview

2000 compared to 1999:

Results from operations decreased $718,000, or 44% from net income of $1.6 million in 1999 to $914,000 in 2000.

Revenues for the quarter increased $10 million, or 24%, to $51.7 million in 2000 from $41.7 million in 1999. Revenues from program business increased $9.8 million, or 26.3%, to $47.4 million for the quarter ending June 30, 2000 from $37.5 million for the same quarter in 1999. Agency revenues increased $138,000, or 3.2%, to $4.5 million during the second quarter 2000 from $4.3 million for the comparable period in 1999.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued.
For the Periods ended June 30, 2000 and 1999

Program Business

The following table sets forth the revenues and results from operations for program business (in thousands):

	Quarters Ended June 30,

	2000	1999

Revenue:

Net earned premiums	$37,829	$29,782

Management fees	6,135	4,958

Investment income	3,392	2,768

Total Revenue	$47,356	$37,508

Pre-tax income (loss):

Program business	$1,571	$1,534

2000 compared to 1999:

Revenue from program business increased $9.8 million, or 26.3%, to $47.4 million during the second quarter 2000 from $37.5 million compared to the same period in 1999. This increase reflects 27% growth in net earned premiums to $37.8 million from $29.8 million during the quarter ending June 30, 2000 compared to the same period in 1999. This 27% increase reflects the 1999 acquisition which contributed $3.3 million. Excluding the impact of the 1999 acquisition, net earned premium increased 15.8%, or $4.7 million. This $4.7 million increase in net earned premium includes an increase in new business, existing business, residual markets / retrospectively rated policies of $2.0 million, $5.2 million, and $300,000 respectively. These increases were offset by a planned reduction of $2.8 million on unprofitable discontinued programs. Management fees grew $1.1 million, or 23.8%, to $6.1 million from $5.0 million. This increase reflects the 1999 acquisition. Excluding the 1999 acquisition, management fees would be slightly down reflecting a decrease in fees for claims services on managed programs. The remaining increase reflects an increase in net investment income of $624,000, or 22.5%, from $2.8 to $3.4 million during the second quarter in 1999 and 2000, respectively. This increase in net investment income reflects an increase in average invested assets of $17.6 million, or 9.4% relating to both growth in existing business and the acquisition in 1999.

Program business generated a pre-tax income of $1.5 million for both the quarter ended June 30, 2000 and 1999. While the pre-tax income for program business is consistent between these periods, the margins on the management fees have improved as a result of the expense reduction initiatives taken in late 1999. These improved margins offset underwriting results that were impacted by the increase in pricing pressure that emerged in the second half of 1999.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued.
For the Periods ended June 30, 2000 and 1999

Agency Operations

The following table sets forth the revenues and results from operations for agency operations (in thousands):

	Quarters Ended June 30,

	2000	1999

Net commission	$4,380	$4,190

Pre-tax income	$1,270	$1,203

2000 compared to 1999:

Agency commissions increased $198,000, or 4.5%, to $4.4 million in 2000 from $4.2 million in 1999. Agency operations generated pre-tax income of $1.3 million in 2000 compared to $1.2 million in 1999.

Other Items

Interest Expense

Interest expense of $1,379,000 and $620,000 was recorded during the quarters ended June 30, 2000 and 1999, respectively. This interest is related to utilization of the Company’s Line of Credit. The increase in interest expense is a result of both a higher average daily loan balance and higher average interest rates during 2000 as compared to 1999. The average daily loan balances during 2000 and 1999 were $53.9 million and $36.1 million, respectively. The average interest rate increased from approximately 7% at June 30, 1999 to approximately 10% at June 30, 2000. The outstanding balance on this line was $52.2 million at June 30, 2000, as compared to $55.7 million at December 31, 1999.

Amortization Expense

Amortization expense of $481,000 and $340,000 was recorded during the quarters ended June 30, 2000 and 1999, respectively. This increase in amortization is related to the goodwill recorded on the 1999 acquisition.

Taxes

The provision for income taxes was a $43,000 benefit for the three months ended June 30, 2000, and a $17,000 benefit for the same period in 1999, representing effective tax rates of -4.9% and -1.1%, respectively. Historically, the Company’s tax rates vary from the 34% corporate rate due to its heavily tax-exempt investment portfolio. Tax exempt securities at June 30, 2000 represented 40.5% of the portfolio, down from 53.1% at year-end, and down from 66.7% at June 30, 1999. The Company has shifted a larger portion of the investment portfolio to taxable debt securities to maximizing after-tax investment yields and minimizing current outflow related to taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued.
For the Periods ended June 30, 2000 and 1999

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

Cash flow provided by operations for the six months ended June 30, 2000 and 1999 was $16.5 million and $14.1 million, respectively. At June 30, 2000, the Company held $27.8 million in cash and cash equivalents.

The Company has an unsecured Revolving Line of Credit ("Line of Credit") totaling $60.0 million, of which $52.2 million was outstanding at June 30, 2000 and $55.7 million was outstanding at December 31, 1999. The Line of Credit expires on August 1, 2002. The Company drew on this Line of Credit during 1999 primarily to meet acquisition and cash flow needs. As of July 28, 2000, the Company reduced the Line Of Credit limit by $10 million to $50 million. In conjunction with this transaction, the Company incurred $3.5 million of subordinated debt at terms substantially equivalent to the unsecured bank line. The Company has agreed to further reduce the bank line to $40.0 million by September 30, 2000, and is currently engaged in efforts to do so.

In addition, a non-insurance subsidiary had a Line Of Credit with a bank which permits borrowings up to 80% of the accounts receivable which collateralize the line. This Line of Credit will expire March 31, 2001, and is automatically renewable each year. At June 30, 2000, $3.5 million was outstanding under this Line of Credit.

One of the Company’s principal corporate objectives is to operate at appropriate leverage ratios.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 26, 1995, two shareholders and an officer of a former agent (the “Primary Plaintiffs’) of Star, and a former spouse of one shareholder and an employee of the former agent (the “Individual Plaintiffs”) initiated legal proceedings against, among others, Star and Meadowbrook in the District Court for Washoe County, Reno, Nevada. All of the plaintiffs requested injunctive relief, compensatory damages, punitive and exemplary damages, and attorney’s fees in an unspecified amount. The Nevada Insurance Department revoked the licenses of one of the Primary Plaintiffs and one of the Individual Plaintiffs and denied further licensing of the other Primary Plaintiffs.

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

The Company is involved in other litigation arising in the ordinary course of operations. While the results of litigation cannot be predicted with certainty, management is of the opinion, after reviewing these matters with legal counsel, that the final outcome of such litigation will not have a material effect upon the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2000, the Company held its Annual Meeting of Shareholders (“Annual Meeting”) to consider and act upon the following proposals: (1) the election of five (5) members of the Board of Directors of the Company; (2) ratification of the appointment of the Company’s independent accountants, PricewaterhouseCoopers, LLP; and (3) to vote upon a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 30,000,000.

The following Directors were up for election at the Annual Meeting: (1) Robert S. Cubbin; (2) Hugh W. Greenberg; (3) Joseph C. Henry; (4) Irvin F. Swider, Sr.; (5) Florine Mark. The shareholders re-elected the Directors at the Annual Meeting; and therefore, each shall continue in office. The vote tabulation for each Director was as follows: (1) Robert S. Cubbin — 6,584,133 in favor and 710,130 withheld; (2) Hugh W. Greenberg — 6,583,503 in favor and 710,760 withheld; (3) Joseph C. Henry — 6,573,487 in favor and 720,776 withheld; (4) Irvin F. Swider, Sr. — 6,581,433 in favor and 712,830 withheld; and (5) Florine Mark — 6,520,761 in favor and 773,502 withheld.

The shareholders ratified the appointment of PricewaterhouseCoopers, LLP by a vote of 7,287,034 in favor, 5,891 against and 1,338 abstained.

PART II — OTHER INFORMATION

The shareholders approved the increase in authorized shares of the Company from 20,000,000 to 30,000,000 by a vote of 6,495,488 in favor, 787,281 against and 11,494 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(A) The following documents are filed as part of this Report:

Exhibit
No.	Description

10.11	Amendment No. 2 to Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of July 28, 2000.

11	Statement re computation of per share earnings

27	Financial Data Schedule

(B) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By: /s/ William J. Lohmeyer ____________________________________

Sr. Vice President and Chief Financial Officer

Dated: August 10, 2000

EXHIBIT INDEX

Exhibit
No.	Description

10.11	Amendment No. 2 to Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of July 28, 2000.

11	Statement re computation of per share earnings

27	Financial Data Schedule