Form 10-Q
period 2000-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2000-11-14
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2000

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         No

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 10, 2000 was 8,512,008.

PAGE
PART I — FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Statement of Income	3-4

Consolidated Statement of Comprehensive Income	5

Condensed Consolidated Balance Sheet	6

Condensed Consolidated Statement of Cash Flows	7

Notes to Consolidated Financial Statements and Management Representation	8-14

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS	15-22

PART II — OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	23

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	24

SIGNATURES	25

PART 1 — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Nine Months Ended September 30,
(Unaudited)
(in thousands)

	2000	1999

Revenues:

Net premium earned	$118,874	$88,482

Net commissions and fees	30,589	27,503

Net investment income	9,823	8,340

Total Revenues	159,286	124,325

Expenses:

Loss and loss adjustment expenses	186,246	139,014

Reinsurance recoveries	(101,455)	(73,327)

Net loss and loss adjustment expenses	84,791	65,687

Other operating expenses	35,554	30,211

Salaries and employee benefits	31,609	31,576

Interest on notes payable	3,895	2,498

Amortization of intangible assets	1,461	1,155

Total Expenses	157,310	131,127

Income (Loss) Before Income Taxes	1,976	(6,802)

Federal income tax expense (benefit)	249	(3,140)

Net income (loss) before cumulative effect of accounting change	1,727	(3,662)

Cumulative effect of accounting for insurance related assessments, net of deferred taxes of $879	—	(1,706)

Net Income (Loss)	$1,727	$(5,368)

Basic EPS

Net income (loss) before cumulative effect of accounting change	$0.20	$(0.43)

Cumulative effect of accounting change	—	$(0.19)

Net income (loss)	$0.20	$(0.62)

Diluted EPS

Net income (loss) before cumulative effect of accounting change	$0.20	$(0.43)

Cumulative effect of accounting change	—	$(0.19)

Net income (loss)	$0.20	$(0.62)

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Quarter Ended September 30,
(Unaudited)
(in thousands)

	2000	1999

Revenues:

Net premium earned	$47,777	$32,541

Net commissions and fees	9,887	9,307

Net investment income	3,644	2,863

Total Revenues	61,308	44,711

Expenses:

Loss and loss adjustment expenses	68,491	50,784

Reinsurance recoveries	(34,812)	(26,800)

Net loss and loss adjustment expenses	33,679	23,984

Other operating expenses	13,997	13,325

Salaries and employee benefits	10,611	11,517

Interest on notes payable	1,277	1,037

Amortization of intangible assets	500	472

Total Expenses	60,064	50,335

Income (Loss) Before Income Taxes	1,244	(5,624)

Federal income tax expense (benefit)	536	(1,768)

Net Income (Loss)	$708	$(3,856)

Basic EPS

Net income (loss)	$0.08	($0.45)

Diluted EPS

Net income (loss)	$0.08	($0.45)

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30,
(Unaudited)
(in thousands)

2000

Net income	$1,727

Other comprehensive loss, net of tax:

Unrealized gains on securities:

Unrealized holding gains arising during the period	1,319

Less: reclassification adjustment for losses included in net income	135

Other comprehensive income	1,454

Comprehensive income	$3,181

1999

Net loss	$(5,368)

Other comprehensive loss, net of tax:

Unrealized losses on securities:

Unrealized holding losses arising during the period	(4,824)

Less: reclassification adjustment for gains included in net loss	(23)

Other comprehensive loss	(4,847)

Comprehensive loss	$(10,215)

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Quarter Ended September 30,
(Unaudited)
(in thousands)

2000

Net income	$708

Other comprehensive income, net of tax:

Unrealized gains on securities:

Unrealized holding gains arising during the period	1,575

Less: reclassification adjustment for losses included in net income	14

Other comprehensive income	1,589

Comprehensive income	$2,297

1999

Net loss	$(3,856)

Other comprehensive loss, net of tax:

Unrealized losses on securities:

Unrealized holding losses arising during the period	(1,249)

Less: reclassification adjustment for losses included in net loss	25

Other comprehensive loss	(1,224)

Comprehensive loss	$(5,080)

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(in thousands)

	(Unaudited)
	September 30,	December 31,
	2000	1999

Investments:

Debt securities available for sale, at fair value (cost of $199,046 and $188,755)	$198,088	$185,241

Equity securities available for sale, at fair value (cost of $16,815 and $17,087)	15,737	16,569

Cash and cash equivalents	28,887	23,713

Total investments and cash and cash equivalents	242,712	225,523

Premiums and agent balances receivable	92,924	85,707

Reinsurance recoverable on:

Paid losses	19,208	14,051

Unpaid losses	133,796	101,744

Deferred policy acquisition costs	15,428	10,030

Prepaid reinsurance premiums	47,970	42,073

Intangible assets	31,905	32,885

Other assets	47,732	39,964

Total assets	$631,675	$551,977

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Reserve for losses and loss adjustment expenses	$288,938	$229,244

Unearned premiums	114,407	90,095

Notes payable, bank	51,786	58,463

Other liabilities	73,880	73,767

Total liabilities	529,011	451,569

Contingencies and commitments

Shareholders’ Equity:

Common stock, $.01 par value; authorized 30,000,000 shares:

8,512,008 shares issued and outstanding	85	85

Additional paid-in capital	67,922	67,907

Retained earnings	36,770	35,809

Note receivable from officer	(759)	(720)

Accumulated other comprehensive income	(1,354)	(2,673)

Total shareholders’ equity	102,664	100,408

Total liabilities and shareholders’ equity	$631,675	$551,977

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30,
(Unaudited)
(in thousands)

	2000	1999

Net cash provided by operating activities	$27,678	$20,565

Cash flows (used in) provided by investing activities:

Purchase of debt securities available for sale	(56,665)	(55,008)

Purchase of equity securities available for sale	(669)	(10,600)

Proceeds from sale of debt securities available for sale	46,186	51,328

Proceeds from sale of equity securities available for sale	931	1,341

Other investing activities	(2,821)	(15,949)

Net cash used in investing activities	(13,038)	(28,888)

Cash flows (used in) provided by financing activities:

Net (payments) proceeds of bank loan	(6,678)	16,594

Dividends paid on common stock	(766)	(775)

Retirement of common stock	—	(2,087)

Other financing activities	(2,022)	—

Net cash (used in) provided by financing activities	(9,466)	13,732

Increase in cash and cash equivalents	5,174	5,409

Cash and cash equivalents, beginning of period	23,713	20,510

Cash and cash equivalents, end of period	$28,887	$25,919

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Earnings Per Share (EPS)

	For the Nine Months Ended September 30,

	(Unaudited)
	2000	1999

Basic EPS

Net income (loss) before cumulative effect of accounting change	$0.20	$(0.43)

Cumulative effect of accounting change	—	$(0.19)

Net income (loss)	$0.20	$(0.62)

Diluted EPS

Net income (loss) before cumulative effect of accounting change	$0.20	$(0.43)

Cumulative effect of accounting change	—	$(0.19)

Net income (loss)	$0.20	$(0.62)

Weighted average of number of common shares outstanding:

Basic	8,511,776	8,614,016

Diluted	8,511,776	8,614,016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued.

NOTE 1 – Earnings Per Share (EPS)

	For the Quarter Ended September 30,
	(Unaudited)
	2000	1999

Basic EPS

Net income (loss) before cumulative effect of accounting change	$0.08	$(0.45)

Cumulative effect of accounting change	—	—

Net income (loss)	$0.08	$(0.45)

Diluted EPS

Net income (loss) before cumulative effect of accounting change	$0.08	$(0.45)

Cumulative effect of accounting change	—	—

Net income (loss)	$0.08	$(0.45)

Weighted average of number of common shares outstanding:

Basic	8,512,008	8,553,479

Diluted	8,512,008	8,553,479

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued.

Meadowbrook and Star vigorously defended themselves and filed counterclaims against the Primary and Individual Plaintiffs. On April 1, 1998, the Court issued an Order dismissing all claims of the Primary Plaintiffs with prejudice.

On January 12, 1999, the remaining claims of the Individual Plaintiffs and the counterclaims of Meadowbrook and Star against the Primary and Individual Plaintiffs were tried. On February 2, 1999, the jury returned a verdict in favor of Meadowbrook and Star against the Primary Plaintiffs and Individual Plaintiffs. In addition, the jury found against the Individual Plaintiffs and in favor of Meadowbrook and Star on their remaining claims. On April 21, 1999, the Court found in favor of Meadowbrook and Star and against the Primary and Individual Plaintiffs on all outstanding claims for equitable relief. A Final Judgement has been entered with the Court. All plaintiffs have filed an appeal with the Nevada Supreme Court.

It is not expected that the outcome of this litigation will have a material impact on the financial condition of the Company.

The Company is involved in other litigation arising in the ordinary course of operations. While the results of litigation cannot be predicted with certainty, management is of the opinion, after reviewing these matters with legal counsel, that the final outcome of such litigation will not have a material effect upon the Company’s financial statements.

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

NOTE 4 – Reclassifications

Certain amounts in the 1999 notes to consolidated financial statements have been reclassified to conform to the 2000 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued.

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

The following table sets forth the segment results (in thousands):

	For the Nine Months Ended September 30,

	2000	1999

Revenues:

Net earned premiums	$118,874	$88,482

Management fees	18,369	16,046

Investment income	9,823	8,340

Program business segment	147,066	112,868

Agency operations	12,669	11,963

Intersegment revenue	(449)	(506)

Consolidated revenue	$159,286	$124,325

Pre-tax income (loss):

Program business	$4,421	$(5,273)

Agency operations	3,088	2,564

Reconciling items * (see below)	(5,533)	(4,093)

Consolidated pre-tax income (loss)	$1,976	$(6,802)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued.

	For the Quarter Ended September 30,

	2000	1999

Revenues:

Net earned premiums	$47,777	$32,541

Management fees	6,097	6,136

Investment income	3,644	2,863

Program business segment	57,518	41,540

Agency operations	3,930	3,275

Intersegment revenue	(140)	(104)

Consolidated revenue	$61,308	$44,711

Pre-tax income (loss):

Program business	$2,317	$(4,148)

Agency operations	702	134

Reconciling items * (see below)	(1,775)	(1,610)

Consolidated pre-tax income (loss)	$1,244	$(5,624)

*	The pre-tax income reconciling items represent other expenses relating to the holding company, amortization and interest expense, which are not allocated among the segments.

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

Certain statements made by the Company in this document may constitute forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. These forward-looking statements involve risk and uncertainties including, but not limited to the following: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectability of reinsurance; increased rate pressure on premiums; obtainment of certain rate increases in current market conditions; investment rate of return; changes in and adherence of insurance regulation; obtainment of certain processing efficiencies; changing rates of inflation; and general economic conditions.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended September 30, 2000 and 1999

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Overview

2000 compared to 1999:

Results from operations, excluding the cumulative effect of an accounting change, improved $5.4 million to net income of $1.7 million in 2000 from a loss of $3.7 million in 1999.

Revenues increased $35.0 million, or 28%, to $159.3 million for the nine months ended September 30, 2000 from $124.3 million for the comparable period in 1999. Revenues from program business increased $34.2 million, or 30.3%, to $147.1 million for the nine months ended September 30, 2000 from $112.9 million for the comparable period in 1999. Agency revenues increased $706,000, or 5.9% to $12.7 million for the nine months ended September 30, 2000 from $12.0 million for the comparable period in 1999.

MANAGEMENT’S DISCUSSION AND ANALYSIS – continued
For the Periods Ended September 30, 2000 and 1999

Program Business

The following table sets forth the revenues and results from operations for program business (in thousands):

	Nine Months Ended September 30,

	2000	1999

Revenue:

Net earned premiums	$118,874	$88,482

Management fees	18,369	16,046

Investment income	9,823	8,340

Total Revenue	$147,066	$112,868

Pre-tax income (loss):

Program business	$4,421	$(5,273)

2000 compared to 1999:

Revenue from program business increased $34.2 million, or 30.3%, to $147.1 million for the nine months ended September 30, 2000 from $112.9 million for the comparable period in 1999. This increase reflects 34.3% growth in net earned premiums to $118.9 million from $88.5 million for the nine months ended September 30, 2000 and 1999, respectively. This increase reflects the 1999 acquisition of TPA Associates, Inc., which contributed $8.1 million. Excluding the impact of the 1999 acquisition, net earned premium increased 25.8%, or $22.3 million. This $22.3 million increase in net earned premium includes an increase in existing business of $20.0 million. Earned premiums from programs, which were discontinued in 2000, contributed $8.4 million to the growth in earned premium. These increases were offset by a planned reduction of $5.5 million on programs discontinued in 1999 and prior, and a reduction of $600,000 on residual markets and retrospectively rated policies. Management fees grew $2.3 million, or 14.5%, to $18.4 million from $16.1 million. Excluding the 1999 acquisition of TPA Associates, Inc., management fees would be slightly lower reflecting an anticipated decrease in other management fees on a discontinued managed program. The remaining increase in program business revenue reflects an increase in net investment income of $1.5 million, or 17.8%, from $8.3 million for the nine months ended September 30, 1999 to $9.8 million for the comparable period in 2000. This increase in net investment income reflects an increase in average invested assets of $17.2 million, or 9.0%, relating to both the growth in existing business and the acquisition of TPA associates. Also contributing to this increase is the effect of shifting a larger portion of the investment portfolio to taxable securities to maximize after-tax cash flow.

MANAGEMENT’S DISCUSSION AND ANALYSIS – continued
For the Periods Ended September 30, 2000 and 1999

Program business for the nine months ended September 30, 2000 generated pre-tax income of $4.4 million, which compares to a pre-tax loss of $5.3 million for the same period in 1999. The 1999 pre-tax loss in program business reflects the impact of the $4.7 million reserve strengthening charge. The 2000 pre-tax income in program business reflects the improved profit margins from management fees as the Company continues to realize the benefits of the expense reductions initiated in late 1999 and have resulted in savings of over $4.0 million for the nine months ended September 30, 2000.

Agency Operations

The following table sets forth the revenues and results from operations for agency operations (in thousands):

	Nine Months Ended September 30,

	2000	1999

Net commission	$12,669	$11,963

Pre-tax income	$3,088	$2,564

2000 compared to 1999:

Agency commissions for the nine months ended September 30, 2000 increased $706,000, or 5.9%, to $12.7 million from $12.0 million for the same period in 1999. This growth reflects an increase in the volume of business produced. The agency operation pre-tax income increased $524,000, or 20.4%, from $2.6 million for the nine months ended September 30, 1999 to $3.1 million for the comparable period in 2000.

Other Items

Interest Expense

Interest expense was $3,895,000 and $2,498,000 for the nine months ended September 30, 2000 and 1999, respectively. This interest is principally related to the utilization of the Company’s Line of Credit. The increase in interest expense is a result of both a higher average daily loan balance and higher average interest rates during 2000 as compared to 1999. The average daily loan balances at September 30, 2000 and 1999 were $52.1 million and $42.1 million, respectively. The average interest rate increased from approximately 8.3% at September 30, 1999 to approximately 9.1% at September 30, 2000. The outstanding balance on this line was $45.1 million at September 30, 2000 as compared to $55.7 million at December 31, 1999.

Amortization Expense

Amortization expense was $1,461,000 and $1,155,000 for the nine months ended September 30, 2000 and 1999, respectively. This increase in amortization is related to the goodwill recorded on the 1999 acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS – continued
For the Periods Ended September 30, 2000 and 1999

Taxes

The provision for income taxes was a $249,000 expense for the nine months ended September 30, 2000, and a $3.1 million benefit for the same period in 1999, representing effective tax rates of 12.6% and (46.2%), respectively. During the third quarter taxes were impacted by a one-time adjustment of $332,000 relating to a write off of tax assets. Excluding this adjustment the effective tax rate for the nine months ended September 30, 2000 would have been a benefit of 4.2%. Historically, the Company’s tax rates vary from the 34% corporate rate due to its heavily tax-exempt investment portfolio. Tax exempt securities at September 30, 2000 represented 36.1% of the portfolio, down from 53.1% at year-end, and down from 59.0% at September 30, 1999. The Company has shifted a larger portion of the investment portfolio to taxable debt securities to maximize after-tax investment yields and minimize current outflow related to taxes.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999

Overview

2000 compared to 1999:

Results from operations increased $4.6 million, or 118.4%, to net income of $708,000 in 2000 from a net loss of $3.9 million in 1999.

Revenues for the quarter increased $16.6 million, or 37.1%, to $61.3 million in 2000 from $44.7 million in 1999. Revenues from program business increased $16.0 million, or 38.5%, to $57.5 million for the quarter ended September 30, 2000, from $41.5 million for the same quarter in 1999. Agency revenues increased $655,000, or 20.0%, to $3.9 million during the third quarter 2000 from $3.3 million for the comparable period in 1999.

MANAGEMENT’S DISCUSSION AND ANALYSIS – continued
For the Periods Ended September 30, 2000 and 1999

Program Business

The following table sets forth the revenues and results from operations for program business (in thousands):

	Quarters Ended September 30,

	2000	1999

Revenue:

Net earned premiums	$47,777	$32,541

Management fees	6,097	6,136

Investment income	3,644	2,863

Total Revenue	$57,518	$41,540

Pre-tax income (loss):

Program business	$2,317	$(4,148)

2000 compared to 1999:

Revenue from program business increased $16.0 million, or 38.5%, to $57.5 million for the three months ended September 30, 2000 from $41.5 million compared to the same period in 1999. This increase reflects a 46.8% growth in net earned premiums to $47.8 million from $32.5 million during the quarter ended September 30, 2000 compared to the same period in 1999. This increase reflects the 1999 acquisition, which contributed $1.4 million. Excluding the impact of the 1999 acquisition, net earned premium increased 45.4%, or $13.8 million. This $13.8 million increase in net earned premium includes an increase in existing business of $12.0 million. Earned premiums from programs, which were discontinued in 2000, contributed $4.5 million to the growth in earned premium. These increases were offset by a planned reduction of $2.4 million on programs discontinued in 1999 and prior, and a reduction of $300,000 on residual markets and retrospectively rated policies. Management fees were flat at $6.1 million for the three months ended September 30, 2000 and 1999. The remaining increase reflects an increase in net investment income of $781,000, or 27.3%, from $2.9 to $3.6 million for the three months ended September 30, 1999 and 2000, respectively. This increase in net investment income reflects an increase in average invested assets of $17.2 million, or 9.0%, relating to both growth in existing business and the acquisition in 1999.

MANAGEMENT’S DISCUSSION AND ANALYSIS – continued
For the Periods Ended September 30, 2000 and 1999

Program business for the three months ended September 30, 2000 generated a pre-tax income of $2.3 million, which compares to a pre-tax loss of $4.1 million for the same period in 1999. The improvement in program business reflects:

•	A $3.4 million improvement in the net profits on the management fees as a result of both growth in fee based revenue and the impact of the expense reduction initiatives taken in late 1999.

•	A $781,000 increase in net investment income.

•	A $2.1 million improvement in underwriting results to a loss of $2.9 million for the three months ended September 30, 2000 from $5.0 million for the comparable period in 1999. The third quarter 1999 underwriting results reflect adverse development, and the cumulative effect in the calendar quarter caused by higher than expected loss ratios and the selection of even higher expected loss ratios for the 1999 accident year in the third quarter of 1999.

•	The achievement of rate increases in virtually all lines of business.

Agency Operations

The following table sets forth the revenues and results from operations for agency operations (in thousands):

	Quarters Ended September 30,

	2000	1999

Net commission	$3,930	$3,275

Pre-tax income	$702	$134

2000 compared to 1999:

Agency commissions increased $655,000, or 20%, to $3.9 million for the three months ended September 30, 2000 from $3.3 million in the comparable period in 1999. This growth reflects an increase in the volume of business produced. Agency operations generated pre-tax income of $702,000 in 2000 compared to $134,000 in 1999.

Other Items

Interest Expense

Interest expense was $1,277,000 and $1,037,000 for the three months ended September 30, 2000 and 1999, respectively. This interest is related to the utilization of the Company’s Line of Credit. The increase in interest expense is a result of both a higher average daily loan balance and higher average interest rates during 2000 as compared to 1999. The average daily loan balances during 2000 and 1999 were $48.6 million and $45.9 million, respectively. The average interest rate increased from approximately 9% at September 30, 1999 to approximately 10.5% at September 30, 2000. The outstanding balance on this line was $45.1 million at September 30, 2000, as compared to $55.7 million at December 31, 1999.

MANAGEMENT’S DISCUSSION AND ANALYSIS – continued
For the Periods Ended September 30, 2000 and 1999

Amortization Expense

Amortization expense was $500,000 and $472,000 for the three months ended September 30, 2000 and 1999, respectively. This increase in amortization is related to the goodwill recorded on the 1999 acquisition.

Taxes

The provision for income taxes was a $536,000 expense for the three months ended September 30, 2000, and a $1,768,000 benefit for the same period in 1999, representing effective tax rates of 43.1% and (31.4%), respectively. The third quarter was impacted by a one-time adjustment of $332,000 relating to a write off of tax assets. Excluding this adjustment the effective tax rate for the third quarter of 2000 would have been 16.4%. Historically, the Company’s tax rates vary from the 34% corporate rate due to its heavily tax-exempt investment portfolio. Tax exempt securities at September 30, 2000 represented 36.1% of the portfolio, down from 53.1% at year-end, and down from 59.0% at September 30, 1999. The Company has shifted a larger portion of the investment portfolio to taxable debt securities to maximize after-tax investment yields and minimize current outflow related to taxes.

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

Cash flow provided by operations for the nine months ended September 30, 2000 and 1999 was $27.7 million and $20.6 million, respectively. At September 30, 2000, the Company held $28.9 million in cash and cash equivalents.

The Company has an unsecured Revolving Line of Credit (“Line of Credit”) totaling $50.0 million, of which $45.1 million was outstanding at September 30, 2000 and $55.7 million was outstanding at December 31, 1999. The Line of Credit expires on August 1, 2002. The Company drew on this Line of Credit during 1999 primarily to meet acquisition and cash flow needs. The Company also has subordinated debt $3.5 million outstanding at terms substantially equivalent to the unsecured bank line.

The Company had agreed to reduce the Line of Credit from $50 million to $40 million by September 30, 2000. Effective September 30, 2000, the Company and the bank group agreed to reduce the Line of Credit to $48 million rather than $40 million. The Company and the bank group have agreed to further reduce the Line of Credit to $33 million by April 30, 2001. The Company is currently engaged in efforts to complete this transaction by April 30, 2001. Effective September 30, 2000, the Company and the bank group have amended the Line of Credit to reflect these changes.

In addition, a non-insurance subsidiary had a Line of Credit with a bank which permits borrowings up to 80% of the accounts receivable which collateralize the line. This Line of Credit will expire March 31, 2001, and is automatically renewable each year. At September 30, 2000, $3.2 million was outstanding under this Line of Credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS – continued
For the Periods Ended September 30, 2000 and 1999

One of the Company’s principal corporate objectives is to operate at appropriate leverage ratios.

The Company’s leverage ratios as of September 30, 2000 were 4.2, 3.4, and 2.3 on a gross written premium, gross written excluding fronted business, and net written premium basis, respectively. These ratios are in excess of the Company's targeted leverage ratios of 4.0, 3.0, and 2.0, respectively. The third quarter ratios were impacted by a number of unusual items, primarily the growth in gross written premium associated with the acceleration of premium processing and the new account of $4.7 million which is a retrospectively rated policy in which we take no risk. The Company has taken actions to reduce the leverage ratios – these include termination of under performing programs and utilization of other fronting companies and the purchase of additional reinsurance. Excluding the impact of the terminated programs, the pro-forma leverage ratios on a gross written premium, gross written excluding fronted business, and net written premium basis would have been 3.5, 2.9, and 1.9, respectively. These pro-forma ratios are within the targeted range.

Other matters

The insurance company subsidiaries cede insurance to other insurers under pro rata and excess-of-loss contracts. The Company also assumes insurance from other insurers and reinsurers, both domestic and foreign, under pro rata and excess-of-loss contracts. These reinsurance agreements diversify the Company’s business and minimize its losses arising from large risks or from hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, and in the event that all or any of the reinsuring companies are unable to meet their obligations, the insurance company subsidiaries would be liable for such defaulted amounts. Therefore, the Company is subject to a credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis.

The Company receives ceding commissions in conjunction with reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $28,442,998 and $24,270,087 for the nine months ended September 30, 2000 and 1999, respectively.

The Company has reinsurance recoverables for paid and unpaid losses of $153,004,000. The Company strives to secure reinsurance balances due from non-admitted reinsurers through funds withheld trusts or letters of credit. The largest unsecured reinsurance recoverable is due from a reinsurer with an “A++” A.M. Best rating and accounts for 13% of the total recoverable for paid and unpaid losses. At September 30, 2000 the Company’s total reinsurance recoverables not secured by funds withheld trust or letters of credit from non-admitted reinsurers equaled approximately $4.6 million or 3% of its total reinsurance recoverables. While it is always possible that certain amounts may not be collected, management currently believes that these amounts should be collectible as and when claims are paid.

MANAGEMENT’S DISCUSSION AND ANALYSIS – continued
For the Periods Ended September 30, 2000 and 1999

In December, 1996, the Company entered into a five-year joint underwriting agreement with Connecticut Surety Company (CSC), whereby the Company transferred the underwriting risk on the majority of the Company’s existing surety bond business. Effective June 1, 2000, CSC no longer assumes risk on new or renewal business from the Company, however, one of CSC’s subsidiaries continues to act as a general agent for the Company. This new and renewal business is now 100% reinsured to unaffiliated reinsurers with an A.M. Best Rating of “A” or better.

CSC executed a Subordinated Surplus Note in favor of the Company in the principal sum $195,000. 50% of the principal amount is due on May 26, 2001; the outstanding balance, together with all unpaid interest is due on May 26, 2002. Interest is at 9% per annum, with interest payments to be made quarterly, subject to all terms and conditions of the Note. In addition, Connecticut Surety Corporation executed Promissory Notes in favor of the Company in the amounts of $30,000 and $270,000, due on May 26, 2003 and July 14, 2003, respectively. Interest is at 9% per annum, payable semi-annually beginning on December 31, 2000, subject to the terms and conditions of the Notes.

In December, 1998, CSC entered into an agreement with Evergreen National Indemnity Company to transfer the Contract Surety business that it wrote on behalf of Star Insurance Company to Evergreen National Indemnity Company. The agreement provides for the transfer of the underwriting risk on this class of bonds from CSC to Evergreen National.

At September 30, 2000, the Company has approximately $2.5 million (included in the $4.6 million referenced above) of unsecured reinsurance recoveries on unpaid losses due from CSC. This amounts to less than 1.65% of its total reinsurance recoveries. As stated above, there is a possibility that a certain amount may not be collected, management currently believes that these amounts should be fully collectible as and when claims are paid.

PART II – OTHER INFORMATION

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

The Company is involved in other litigation arising in the ordinary course of operations. While the results of litigation cannot be predicted with certainty, management is of the opinion, after reviewing these matters with legal counsel, that the final outcome of such litigation will not have a material effect upon the Company’s financial statements.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(A) The following documents are filed as part of this Report:

Exhibit
No.	Description

3.3	Amendment to the Articles of Incorporation

10.11	Amendment No. 3 to Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of September 30, 2000

11	Statement re computation of per share earnings

27	Financial Data Schedule

(B) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By: /s/ Robert S. Cubbin

President, Chief Operating Officer And Acting Chief Financial Officer

Dated: November 10, 2000

EXHIBIT INDEX

Exhibit
No.	Description

3.3	Amendment to the Articles of Incorporation

11	Statement re computation of per share earnings

10.11	Amendment No. 3 to Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of September 30, 2000.
27	Financial Data Schedule