Form 10-K
period 2000-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2001-04-02
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

      The aggregate market value of the voting stock (common stock, $.01 par value) held by nonaffiliates of the registrant was $16,459,106 on March 16, 2001, based on the closing sales price of the Common Stock on such date.

      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on March 16, 2001 was 8,512,194.

Documents Incorporated by Reference

      Certain portions of the Registrant’s Proxy Statement for the Annual Meeting scheduled for May 21, 2001 are incorporated by reference into Part III of this report and certain portions of the 2000 Annual Report to Shareholders are incorporated herein by reference into Part II of this report.

TABLE OF CONTENTS

PART I
PART II
PART III
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EXHIBIT INDEX
REPORT OF INDEPENDENT ACCOUNTANTS
INCOME STATEMENT
STATEMENT OF COMPREHENSIVE INCOME
BALANCE SHEET
STATEMENT OF CASH FLOWS
Amended and Restated Articles of Incorporation
Employment Agreement b/w Jeffrey H. Koenig
Subordinated Promissory Note
Subordinated Guaranty b/w Atlantic Mutual Insur.
Subordinated Agreement b/w Atlantic Mutual Insur.
Statement Re: Computation of Per Share Earnings
2000 Annual Report to Shareholders
Subsidiaries
Consent of Independent Accountants
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

      Meadowbrook acquired Association Self Insurance Services, Inc. (“ASI”) of Montgomery, Alabama in November of 1996. ASI is a full service risk-management operation focused on insurance pools and trust funds whose services include claims, loss control, managed care, and policy issuance. ASI’s operations were consolidated with Meadowbrook’s existing operations in Montgomery, Alabama.

      On July 1, 1997, the Company acquired Crest Financial Corporation (“Crest”), a California-based holding company, which formerly owned Williamsburg National Insurance Company (“Williamsburg”), an insurance carrier, and Crest Financial Services, a risk management service company. Crest provides risk management services primarily to the trucking industry within California. Effective December 31, 1999, the Company reorganized its holding structure, which resulted in Crest assigning Williamsburg to Star.

      On April 30, 1998, the Company acquired the business of Villari & Associates, Inc.(“Villari”). Villari is a Florida-based insurance agency, which offers professional liability products and programs, group health and disability, and property/casualty products. The business of these two companies now operates under the name of Meadowbrook Villari Agency.

      On July 31, 1998, the Company acquired Florida Preferred Administrators, Inc. (“Florida Preferred”), a third party administrator, and Star acquired Southeastern Holding Corporation, the holding company for an insurance carrier Ameritrust Insurance Corporation (“Ameritrust”), both of which are located in Sarasota, Florida. Florida Preferred provides a broad range of risk management services to purchasers of workers’ compensation insurance from Ameritrust. This acquisition was subject to a contingent earn-out provision, which was finalized in 2000. During 2000, the Company paid approximately $4.7 million under this provision.

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

Industry Segments

      Since 1976, the Company has been developing and managing alternative market risk management programs for defined client groups and their members. The alternative market, which developed as a result of historical volatility in the cost and availability of traditional commercial insurance coverages, includes a wide range of approaches to financing and managing risk exposures, such as captives and rent-a-captives, risk retention and risk purchasing groups, governmental pools and trusts, and self-insurance plans. According to an industry report made in 1999, the alternative market accounts for an estimated 34% of the United States property and casualty premium written. The Company believes that the alternative market is one of the preferred means of managing property and casualty insurance and that the Company is well positioned by focusing on alternative risk solutions for agents, brokers, and insureds of all sizes. Through the Company, clients now have access to the more sophisticated risk management techniques previously available only to larger corporations.

General

      The Company is a program-oriented risk management company specializing in alternative risk management solutions for agents, brokers, professional/trade associations, and insureds of all sizes. The Company provides a broad array of insurance products and services through its subsidiaries. The Company owns insurance carriers, which are essential elements of the risk management process. Management defines its business segments as agency operations and program business operations based upon the differences in products and services.

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

      Services provided and insurance lines of business include:

Services		Lines of Business

•	Risk Analysis and Identification	•	Workers’ Compensation

•	Feasibility Studies	•	Commercial Multi-Peril

•	Program and Product Design	•	General Liability

•	Sales, Marketing and Public Relations	—	Errors and Omissions

•	Consultation, Education and Training	—	Automobile

•	Captive Formation	—	Owners, Landlord and

•	Captive Management (Onshore and Offshore)	—	Tenant

•	Rent-a-Captive	•	Employment Practices Liability

•	Underwriting/Risk Selection	•	Professional Liability

•	Policy Issuance	—	Legal

•	Reinsurance Brokerage	—	Medical

•	Claims Handling and Administration	—	Real Estate Appraisers

•	Litigation Management	—	Accountants

•	Accounting and Financial Statement Preparation	—	Pharmacists

•	Regulatory Compliance	•	Inland Marine

•	Actuarial and Loss Reserve Analysis	—	Cargo

•	Loss Prevention and Control	—	Watercraft

•	Audit Support	•	Product Liability

•	Information Technology and Processing	•	Excess Reinsurance

		•	Commercial Property

Description of Services and Capabilities

      Program Design. Prior to implementing a new program, the Company generally reviews background data, including: financial projections for the contemplated program; historical loss experience; actuarial studies of the underlying risks; the credit worthiness of the potential client; and the availability of reinsurance. A senior management team and associates representing each of the risk-management disciplines within the Company work together to design, market, and implement new programs. While the Company does not generate substantial fees for program design services, these services are an integral part of the Company’s program management services.

      Formation and Management of Risk-Bearing Entities. The Company generates fees by forming and managing risk-bearing entities for clients and agents. The Company currently manages over thirty-four captives and/or rent-a-captives and holds a minority interest in seven of these captives. The offshore captives are managed by the Company’s subsidiaries in Bermuda and Barbados.

      Risk Selection. The Company performs underwriting services for its clients, its clients’ captives and certain individual accounts. Compensation for underwriting services generally is included in the Company’s management fees. The Company’s underwriting personnel help develop the proper criteria for selecting risks, while actuarial and reinsurance personnel evaluate and recommend the appropriate levels of risk retention. The program is then tailored according to the requirements and qualifications of each client.

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

      Claims Handling and Administration. The Company has experience in handling and managing claims for workers’ compensation and most other casualty lines, such as, property and general liability. It handles all claims functions for most of the programs managed by the Company. The Company’s involvement in claims handling and administration provides feedback to program managers in assessing the client’s risk environment and the overall structure of the program.

      Sales and Marketing. The Company markets its programs and services to associations, groups, local, regional and national insurance agents, and insurance consultants. Once a program has been developed for a particular association or group, the Company generally then markets the program to members of the association or group. Sales and marketing efforts include personal contact, direct mail, telemarketing, advertising, internet based marketing including affiliations with an insurance based web portal (captive.com) and the Company’s corporate web site (www.meadowbrook.com), and attendance at seminars and trade and industry conventions. In June of 2000, the Company launched its Advantage System (“Advantage”), an internet-based business processing system. The system is now available in more than thirty states for the Company’s workers’ compensation programs.

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

      In total, the Company’s agency operations generated commissions of $17.2 million, $16.4 million and $14.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. In addition to its independent retail agency activities, the Company’s insurance agency also earns revenue by serving as the agent for certain of the Company’s programs.

      Managed Programs. In a managed program, the Company, through Meadowbrook, earns commission and fee revenue by providing management and other services to a client’s risk-bearing entity, but generally does not share in the operating results of such programs. The Company believes its managed programs provide a stable source of revenue, as well as opportunities for revenue growth without a proportionate increase in expenses. Revenue growth may occur through the sale of existing managed program products to additional members of the sponsoring client group, the expansion of coverages and services provided to existing programs, and the creation of programs for new client groups (such as additional municipal associations) with needs that are similar to existing client groups.

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

      Meadowbrook specializes in providing managed programs to public entity associations and currently manages public entity pools and other captive insurance entities, which provide insurance coverage for over 2,500 participants, including city, county, township and village governments in five states. Over the years, Meadowbrook has been able to expand the services offered under existing programs, as well as to increase the number of participants in these managed programs.

      In addition to municipal associations, Meadowbrook also manages mutual insurance companies, offshore captives and other insurance entities including the Company’s insurance subsidiaries Star, Savers, Williamsburg, Ameritrust, American Indemnity, and PICL.

      In total, Meadowbrook and its subsidiaries employ approximately 700 associates to service the Company’s clients and provides management services to the Insurance Operations as defined below.

   Insurance Operations:

      The Company’s major insurance company subsidiaries, Star, Savers, Ameritrust, Williamsburg and PICL (collectively referred to as “Insurance Operations”), issue insurance policies for fronted, risk-sharing and fully-insured programs. These companies are complemented by American Indemnity, which offers clients a rent-a-captive vehicle for risk-sharing programs. The Insurance Operations are managed by Meadowbrook and therefore have no employees.

      The Insurance Operations are authorized to write business, on either an admitted or surplus lines basis, in fifty states. Through fronted, risk-sharing and fully insured programs, the Insurance Operations primarily offer workers’ compensation, commercial multiple peril, inland marine and other liability coverages. The Insurance Operations also provide fronting services. For the year ended December 31, 2000, the workers’ compensation line of business accounted for 45.9% and 55.1% of gross written premiums and net earned premiums, respectively.

      Star, Savers, Williamsburg and Ameritrust are domiciled in Michigan, Missouri, California and Florida, respectively. American Indemnity and PICL are Bermuda-based insurance companies.

      In February 2001, A.M. Best downgraded Star, Savers, Williamsburg, and Ameritrust from an “A-” (Excellent) to a “B++” (Very Good) rating. This change in the Company’s rating is the result of A.M. Best’s concerns about the Company’s recent net operating losses and reduction in statutory surplus. A.M. Best ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. No assurances can be given that in the future A.M. Best will not further reduce or withdraw the ratings of the Company’s insurance company subsidiaries.

      During 2000, Standard & Poor’s assigned an “A” rating to Star, Savers, Williamsburg and Ameritrust. Standard & Poor’s ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. Effective February 21, 2001, Standard & Poor’s placed this “A” rating on credit watch with negative implications and may downgrade the rating in the near future. No assurances can be given that in the future Standard & Poor’s will not reduce or withdraw the ratings of the Company’s insurance company subsidiaries.

      Client Risk-Sharing. In a client risk-sharing program, the Company participates in the operating results of the program, and the client group also shares in such results through a captive, a rent-a-captive or a retrospectively-rated program. In many instances, a captive owned by a client reinsures a portion of the risk on a quota-share basis. In addition to premium revenue and investment income from its participation in the operating results of the program, the Company may also be compensated through the receipt of ceding commissions and other fees for policy issuance services and acquisition costs, captive management services, reinsurance brokerage, loss prevention services and claims handling and administrative services. For financial reporting purposes, ceding commissions are treated as a reduction in underwriting expenses.

      The Company’s experience has been that the number of claims and the cost of losses tend to be lower in risk-sharing programs than with traditional forms of insurance. The Company believes that client risk-sharing motivates insureds to focus on loss prevention and loss control measures and adhere to stricter underwriting guidelines.

      The Company assists the sponsoring group with the formation of the captive, which is capitalized by contributions from members of the sponsoring group in exchange for shares of the captive. The captive is generally managed for a fee by an offshore subsidiary of the Company. The Company works with the client to determine the amount of risk exposure that will be assumed by the captive, which varies depending on the captive’s capitalization, the line of business, the amount to be retained by the Company and the amount to be reinsured by excess reinsurers. The Company then issues an insurance policy and receives premium from the insured. Pursuant to the quota-share reinsurance agreement with the captive, the Company generally cedes (transfers) a portion of the retained risk to the captive and pays to the captive its share of the net premium (after deducting ceding commissions, policy issuance fees, the cost of excess reinsurance, taxes and other fees and expenses). The Company generally seeks to cede approximately 50% of its loss exposures, but in some cases cedes as little as 20% or as much as 80% of its loss exposures. The Company secures obligations due from captives through the use of funds withheld trusts or letters of credit. Through its reinsurance intermediary subsidiaries, the Company obtains excess-of-loss reinsurance, subject to agreed upon limits and retention levels. The Company generally administers all claims handling functions, and the captive provides funds to the Company for the payment of the captive’s proportionate share of paid claims and claims expenses. The captive realizes investment income from its capital, unearned premium and loss reserves; and its shares of the underwriting results.

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

      Agent Risk-Sharing. The Company also writes program business on a risk-sharing basis with agents or brokers. The Company believes that agent risk-sharing has grown as a result of market volatility and lack of coverage availability in the traditional market. Risk-sharing is achieved either through an agent-owned captive, rent-a-captive or through a contingent commission structure based upon the program underwriting results.

      The agent may own a captive or purchase an interest in a rent-a-captive, which acts as a reinsurer on business produced. In some cases, the captive’s shareholders may include key producers, subproducers or insureds. In other circumstances, the agent accepts a lower up-front commission in exchange for a multi-year contingent commission based on operating results.

      Fully-Insured Programs. In fully-insured programs, the Company provides traditional insurance without a risk-sharing mechanism and derives revenue exclusively from earned premiums and investment income. Fully-insured programs are developed in response to a specific market opportunity and generally when the Company believes there is potential to evolve into a risk-sharing program.

      Surety Bonds. The Company formed a surety bond business unit in late 1993 and began issuing surety bonds for contractors and licensees in 1994. The Company earned premium revenue on surety bonds issued through general agents throughout the United States, including a wholly-owned subsidiary of the Company. General agents were paid commissions and, in some cases, profit sharing bonuses based upon loss ratios. The general agents had limited underwriting authority. In marketing payment and performance surety bonds to clients, the Company generally considered the net worth and working capital ratios and the client’s experience, expertise, financial statements and historical track record. In certain instances, the Company required collateral before issuing a surety bond. The form of collateral varied depending upon an assessment of the risk factors associated with the surety bond. Generally, collateral consisted of escrowed cash, letters of credit or investment securities, all of which were held through the term of the bond.

      In December, 1996, Star entered into a five-year joint underwriting agreement with Connecticut Surety Company (CSC), whereby Star transferred the underwriting risk on the majority of the Company’s existing surety bond business. Effective June 1, 2000, CSC no longer assumes risk on new or renewal business from Star; however, one of CSC’s subsidiaries continues to act as a general agent for the Company. This new and renewal business is now 100% reinsured to unaffiliated reinsurers with an A.M. Best rating of “A” or better.

      In December, 1998, CSC entered into an agreement with Evergreen National Indemnity Company to transfer most of its Contract Surety business that it wrote on behalf of Star to Evergreen National Indemnity Company. The agreement provides for the transfer of the underwriting risk on this class of bonds from CSC to Evergreen National Indemnity Company.

      Effective May 26, 2000, CSC executed a Subordinated Surplus Note in favor of Star in the principal sum of $195,000. Fifty percent of the principal amount is due on May 26, 2001; the outstanding balance, together with all unpaid interest, is due on May 26, 2002. Interest earns at 9% per annum, with interest payments to be made quarterly, subject to all terms and conditions of the Note. Effective May 26, 2000 and July 14, 2000, Connecticut Surety Corporation executed Promissory Notes in favor of the Company in the amounts of $30,000 and $270,000, due on May 26, 2003 and July 14, 2003, respectively. Interest earns at 9% per annum, payable semi-annually beginning on December 31, 2000, subject to the terms and conditions of the Notes. Further, Star purchased a portion of CSC’s outstanding loan with Fleet Bank for $124,800. Interest and repayment terms are in accordance with the original terms between CSC and Fleet Bank. Other investors executed similar notes with CSC in varying amounts and also purchased a portion of the CSC loan with Fleet Bank.

      Effective December 31, 2000, CSC executed a Subordinated Surplus Note with Star in the principal sum of $3.8 million. Interest earns at 9% per annum, payable quarterly beginning April 1, 2001. These loan proceeds were deposited by CSC into a trust account established for the benefit of Star in order to collateralize CSC’s reinsurance obligations under the reinsurance agreements described above. This Subordinated Surplus Note, along with the other notes described above, are intended to be converted into Voting Convertible Preferred Stock of CSC, or its parent, as part of recapitalization of CSC, pursuant to a Letter of Intent dated December 31, 2000 between CSC, Star, and other investors. Upon obtainment of the requisite regulatory approval, it is anticipated that Star would own greater than 50% of CSC, or its parent company, if it has fully exercised its conversion rights under the Voting Convertible Preferred Stock. If and when Star obtains control, it will consolidate CSC’s financial position and results of operations into the Company’s financial statements.

      As of December 31, 2000, without the effect of the investment noted above, CSC had capital and surplus of negative $0.9 million. Star, in conjunction with the Connecticut Insurance Department and the other investors, developed the recapitalization plan described above that will allow CSC to continue as a going concern, subject to regulatory approval. In conjunction with its investment, Star will have seats on CSC’s board and appropriate management oversight of ongoing operations.

      At December 31, 2000, the Company had approximately $4.5 million of unsecured reinsurance recoveries on unpaid losses due from CSC.

Dependence on Key Programs

      The Company provides alternative risk management products and services to certain large client groups and associations and then markets them to their individual members. In 2000 and 1999, the Company’s top four programs accounted for 22% and 26%, respectively, of the Company’s total net earned premium. The loss or cancellation of any of the Company’s significant programs by the relevant client groups or the general availability of commercial market coverage to members of such groups on more favorable terms than provided under the Company’s programs could have a material adverse effect on the Company’s results of operations. Some of the Company’s clients require its insurance companies to retain an A- or better A.M. Best rating. As noted above, A.M. Best recently downgraded the Company to B++. This downgrade may result in either a loss of clients or a requirement to seek another insurance company with an A.M. Best rating of A- or better as a fronting or policy-issuing company. There are costs associated with providing the Company's insureds with access to a fronting company that likely cannot be recouped.

Reserves

      The information required by this item is incorporated by reference to pages 7-9, 25 and 29-30 of the Company’s 2000 Annual Report to Shareholders.

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

      The following table shows the development of reserves for unpaid losses and LAE from 1991 through 2000 for the Company’s current insurance subsidiaries.

      Due to the Company’s adoption of SFAS 113, the bottom portion of the table shows the impact of reinsurance for the years 1993 through 2000, reconciling the net reserves shown in the upper portion of the table to gross reserves.

Analysis of Loss and Loss Adjustment Expense Development

	Years Ended December 31,

	1991	1992	1993	1994	1995

	(Dollars in thousands)
Reserves for losses

and LAE at end of

period	$13,964	$23,545	$35,744	$47,149	$64,668

Cumulative paid as of

1 year later	4,326	5,420	11,172	15,792	25,659

2 years later	6,309	10,052	19,298	26,227	42,969

3 years later	7,652	13,554	23,571	33,227	52,222

4 years later	8,954	15,598	26,700	36,644	57,443

5 years later	9,564	16,574	27,492	37,450	59,182

6 years later	10,360	17,341	28,527	38,865

7 years later	11,000	17,853	29,469

8 years later	11,223	18,455

9 years later	11,311

Reserves re-estimated

as of end of year:

1 year later	14,693	22,609	35,354	46,738	65,058

2 years later	14,361	21,661	33,524	45,578	65,312

3 years later	12,853	20,909	33,308	45,255	66,692

4 years later	12,649	20,623	33,685	45,592	68,557

5 years later	12,525	19,639	32,263	43,031	65,795

6 years later	12,186	19,658	31,844	42,519

7 years later	12,166	19,787	31,588

8 years later	12,239	19,708

9 years later	11,987

Cumulative

redundancy

(deficiency):

Dollars	$1,977	$3,837	$4,156	$4,630	$(1,127)

Percentage	14.16%	16.30%	11.63%	9.82%	-1.74%

Net reserves			35,744	47,149	64,668

Ceded reserves			14,707	17,844	22,318

Gross reserves			50,451	64,993	86,986

Net reestimated			31,588	42,519	65,795

Ceded reestimated			19,587	24,992	35,864

Gross reestimated			51,175	67,511	101,659

Gross cumulative

Redundancy

(deficiency)			$(724)	$(2,518)	$(14,673)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Years Ended December 31,

	1996	1997	1998	1999	2000

	(Dollars in thousands)
Reserves for losses

and LAE at end of

period	$65,775	$60,786	$84,254	$127,500	$172,862

Cumulative paid as of

1 year later	31,626	31,368	39,534	55,361

2 years later	49,930	47,313	57,192

3 years later	58,362	56,848

4 years later	64,018

5 years later

6 years later

7 years later

8 years later

9 years later

Reserves re-estimated

as of end of year:

1 year later	67,010	69,012	99,316	147,748

2 years later	69,536	73,591	106,734

3 years later	74,796	74,009

4 years later	74,439

5 years later

6 years later

7 years later

8 years later

9 years later

Cumulative

redundancy

(deficiency):

Dollars	$(8,664)	$(13,223)	$(22,480)	$(20,248)

Percentage	-13.17%	-21.75%	-26.68%	-15.88%

Net reserves	65,775	60,786	84,254	127,500	172,862

Ceded reserves	26,615	38,193	64,590	101,744	168,962

Gross reserves	92,390	98,979	148,844	229,244	341,824

Net reestimated	74,439	74,009	106,734	147,748

Ceded reestimated	37,853	55,914	84,717	127,756

Gross reestimated	112,292	129,923	191,451	275,504

Gross cumulative

Redundancy

(deficiency)	$(19,902)	$(34,944)	$(42,607)	$(46,260)

      The $20.2 million and $15.0 million of adverse development in net reserves and $46.3 million and $35.0 million of adverse development on gross reserves in 2000 and 1999, respectively, reflects the impact of reserve strengthening, primarily from discontinued programs in which the actual claims activity as well as severity of such claims was greater than anticipated. Also affecting gross reserve development was adverse experience on two commercial automobile programs in which the Company retains no risk.

      The $8.2 million of adverse development in 1998 reflects the impact of isolated programs including professional liability for two distinct professions and two workers’ compensation programs.

Investments

      Certain information required by this item is incorporated by reference to pages 8-9, 11, 24, and 27-29 of the Company’s 2000 Annual Report to Shareholders.

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

      The market for alternative risk management products and services is significantly influenced by market conditions affecting the traditional property and casualty insurance industry. Insurance market conditions historically have been subject to significant variability due to premium rate competition, natural disasters and other catastrophic events, judicial trends, changes in the investment and interest rate environment, regulation and general economic conditions. Pricing is a primary means of competition in the commercial insurance market. Competition is also based on the availability and quality of products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise. The primary basis for competition among alternative risk management providers varies with the financial and insurance needs and resources of each potential insured. Principal factors that are considered by insureds include: an analysis of the net present-value (after tax) of the cost of financing the insured’s expected level of losses, the amount of excess coverage provided in the event losses exceed expected levels, cash flow and tax planning considerations, and the expected quality and consistency of the services to be provided. The Company believes that it is able to compete based on its experience, the quality of its products and services, and its program-oriented approach. However, its ability to successfully compete is dependent upon a number of factors, including market and competitive conditions, insurance company ratings and the amount of statutory surplus.

Regulation

Regulation in General

      The Company’s insurance subsidiaries are subject to regulation by government agencies in the states in which they do business. The nature and extent of such regulation vary from jurisdiction to jurisdiction but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company; regulation of certain transactions entered into by an insurance company with any of its affiliates; approval of premium rates, forms and policies used for many lines of insurance; standards of solvency and minimum amounts of capital and surplus which must be maintained; establishment of reserves required to be maintained for unearned premium, losses and loss expense; or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks that may be insured by a single company; licensing of insurers and agents; deposits of securities for the benefit of policyholders, and the filing of periodic reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is intended for the protection of policyholders rather than security holders.

      In addition to the regulatory oversight of the Company’s insurance subsidiaries, the Company is also subject to regulation under the Michigan, Missouri, California and Florida Insurance Holding Company System Regulatory Acts (the “Holding Company Acts”). The Holding Company Acts contain certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. The Holding Company Acts contain special reporting and prior approval requirements with respect to certain transactions among affiliates.

      Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include redefinition of risk exposure in areas such as product liability, environmental damage and workers’ compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized through repricing, if permitted by applicable regulations, of coverages or limitations or cessation of the affected business.

      The Company’s reinsurance intermediaries are subject to regulation as reinsurance intermediaries. Under applicable regulations, the intermediary is responsible as a fiduciary for funds received for the account of the parties to the reinsurance transaction and is required to hold such funds in appropriate bank accounts subject to restrictions on withdrawals and prohibitions on commingling.

      In March 1998, NAIC voted to adopt its Codification of Statutory Accounting Principles project (referred to hereafter as “codification”). Codification is a modified form of statutory accounting principles that will result in a change to the current NAIC Accounting Practices and Procedures Manual applicable to insurance enterprises. Although adoption of codification by all states is not a certainty, the NAIC has recommended that all states enact codification as soon as practicable with an effective date of January 1, 2001. It is currently anticipated that codification will become an NAIC state accreditation requirement starting in 2002. In addition, the American Institute of Certified Public Accountants and the NAIC have agreed to continue to allow the use of certain permitted accounting practices when codification becomes effective in 2001. Any accounting differences from codification principles, however, must be disclosed and quantified in the footnotes to the audited financial statements. Therefore, codification will likely result in changes to what are currently considered prescribed statutory insurance accounting practices. The Company does not anticipate the impact of codification to be material to the Company’s statutory surplus.

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

      In addition, many state insurance regulatory laws contain provisions that require prenotification to state agencies of a change in control of a nondomestic admitted insurance company in that state. While such prenotification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the nondomestic admitted insurer if certain conditions exist, such as undue market concentration.

      Any future transactions that would constitute a change in control of the Company would also generally require prior approval by the Insurance Departments of Michigan, Missouri, California, and Florida and would require pre-acquisition notification in those states that have adopted pre-acquisition notification provisions and in which the insurers are admitted. Such requirements may deter, delay or prevent certain transactions that could be advantageous to the stockholders of the Company.

Restrictions on Dividends and Risk-Based Capital

      The information required by this item is incorporated by reference to pages 11-12 and 33-35 of the Company’s 2000 Annual Report to Shareholders.

Effect of Federal Legislation

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Act (S. 900). This legislation repeals provisions of the 1933 Glass-Stegall Act and amends provisions of the Bank Holding Company Act to allow affiliations between banks, securities firms and insurance companies through newly authorized holding companies. This new law requires the federal Office of the Controller of the Currency (“OCC”), which oversees banking regulatory matters and individual state departments of insurance that traditionally oversee regulatory matters for insurance companies to work together cooperatively and to share information. However, it is presently unclear as to how the OCC and individual state departments of insurance will interact and cooperate with each other in the practice of banking, securities and insurance regulation. Additionally, there are other federal initiatives that could affect the insurance business in a variety of ways. Some federal measures that may affect the insurance business include federal government participation in tort reform, pension regulation, taxation of insurers and reinsurers, safety regulation and required minimum levels of insurance.

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

      In 2000, Star had eight ratios that varied from the “usual value” range. The variations and reasons for them are set forth below:

Ratio	Usual Range	Star Value

Change in Net Writings	< 33% or > - 33%	39%	(1)

Surplus Aid to Surplus	Under 15%	25%	(2)

Two-year Overall Operating ratio	Under 100%	121%	(3)

Change in Surplus	< 50% or > -10%	-17%	(3)

Liabilities to Liquid Assets	Under 105%	145%	(3)

Agents’ Balances to Surplus	Equal or Under 40%	55%	(4)

One-year Reserve Development to Surplus	Equal or Under 20%	22%	(3)

Two-year Reserve Development to Surplus	Equal or Under 20%	30%	(3)

(1)	The growth in Star’s net written premium was unusually high as a result of new intercompany reinsurance arrangements in which Star assumed a portion of business from its subsidiaries. In addition, to reduce the Company’s overall excess reinsurance costs, Star assumed premium that was previously assumed by PICL. Excluding these items, Star’s Change in Net Writings ratio would have been within the usual range at 20%.

(2)	The Surplus Aid to Surplus ratio was impacted by the purchase of a significant quota share reinsurance treaty for several of the Company’s workers’ compensation programs, as well as the overall reduction in statutory surplus as a result of the operating loss.

(3)	The overall operating loss, primarily from adverse loss development on discontinued programs negatively impacted these operating ratios.

(4)	The Agents’ Balances to Surplus ratio was impacted by the combination of the overall operating loss and growth in gross written premium.

      In 2000, the Change in Net Writings and Surplus Aid to Surplus ratios for Ameritrust were negative 44% and 18%, respectively. These ratios varied from the “usual value” range as stated above. Both of these ratios were impacted by the purchase of a significant quota share reinsurance treaty for several of its workers’ compensation programs. Excluding the impact of this reinsurance transaction, the ratios would have been 11% and 1%, respectively, both within the usual range.

ITEM 2. PROPERTIES

      The Company currently leases its corporate offices in Southfield, Michigan from 26600 Development Associates Limited Partnership. In 2000, the Company paid rent in the amount of approximately $1,272,951. The term of the lease for the offices in Southfield expires on September 30, 2004. The Company, through its subsidiaries, is also a party to various leases for locations in which such subsidiaries have offices. The Company does not consider any of these leases to be material.

      During 1998, the Company purchased land in close proximity to its existing offices. The cost of the land was $3.2 million.

      During 2000, the Company purchased the building in which the Crest operation has its offices for $2.0 million.

ITEM 3. LEGAL PROCEEDINGS

      On June 26, 1995, two shareholders and an officer of a former agent (the “Primary Plaintiffs’) of Star and a former spouse of one shareholder and an employee of the former agent (the “Individual Plaintiffs”) initiated legal proceedings against, among others, Star and Meadowbrook in the District Court for Washoe County, Reno, Nevada. All of the plaintiffs requested injunctive relief, compensatory damages, punitive and exemplary damages, and attorney’s fees in an unspecified amount. The Nevada Insurance Department revoked the license of one of the Primary Plaintiffs and one of the Individual Plaintiffs and denied further licensing of the other Primary Plaintiffs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated by reference to pages 11-12 of the Company’s 2000 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this item is incorporated by reference to page 16 of the Company’s 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated by reference to pages 5-15 of the Company’s 2000 Annual Report to Shareholders.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is incorporated by reference to pages 14-15 of the Company’s 2000 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated by reference to page 18-22 of the Company’s 2000 Annual Report to Shareholders.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2001, which is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is included under the captions “Executive Compensation”, “Report of Compensation Committee of the Board on Executive Compensation”, “Compensation of Directors”, “Employment Contracts” and “Performance Graph” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2001, which are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2001, which is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is included under the caption “Certain Transactions with Management” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2001, which is hereby incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	The following documents are filed as part of this Report:

1.	List of Financial Statements: The following Consolidated Financial Statements of Meadowbrook Insurance Group, Inc., the accompanying Notes to Consolidated Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Accountants, have been incorporated herein by reference to their entirety, from pages 17-42 of the 2000 Annual Report to Shareholders:

Report of PricewaterhouseCoopers LLP, Independent Accountants

Consolidated Balance Sheet — December 31, 2000 and 1999

Consolidated Statement of Income — For Years Ended December 31, 2000, 1999, and 1998

Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2000, 1999, and 1998

Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2000, 1999, and 1998

Consolidated Statement of Cash Flows — For Years Ended December 31, 2000, 1999, and 1998

Notes to Consolidated Financial Statements

2.	Report of Independent Accountants on Financial Statement Schedule Listed Under 14(a)3 of this Form 10-K (attached on page 19)

3.	Financial Statement Schedule

Schedule II Condensed Financial Information of Registrant (attached on pages 20-22)

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements and Notes thereto.

4.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

EXHIBIT INDEX

Exhibit		Filing
No.	Description	Basis

3.1	Articles of Incorporation of the Company, including Certificate of Amendment to the Articles of Incorporation	*

3.2	Amended and Restated Bylaws of the Company

3.3	Amended and Restated Articles of Incorporation of the Company

10.1	Employment Agreement between the Company and James R. Parry, Sr. (“Parry”) dated January 1, 1993	*

10.2	Management Services Agreement and Addendums among the Company, Star, Savers and Meadowbrook dated January 1, 1998

10.3	Meadowbrook Insurance Group, Inc. 1995 Stock Option Plan	*

10.4	Lease between Meadowbrook and 26600 Development Associates Limited Partnership, with fourth amendment to lease dated March 21, 1995	*

10.5	Fifth and sixth Amendments to Lease between Meadowbrook and 26600 Development Associates Limited Partnership dated August 7, 1995 and May 13, 1996	*

10.6	Meadowbrook, Inc. 401(k) Profit Sharing Plan Trust, amended and restated December 31, 1994	*

10.7	Employment Agreement, Covenant Not to Compete and Restricted Stock Agreement dated as of August 1, 1995 between Meadowbrook and Robert A. Engle	*

10.8	Employment Agreement, Covenant Not to Compete and Restricted Stock Agreement dated as of August 1, 1995 between Meadowbrook and Robert A. Engle, Amendment	*

10.9	Stock Purchase Agreement dated August 1, 1995 among the Company, Robert A. Engle, Trustee of the Robert A. Engle Revocable Trust dated November 24, 1993, Merton J. Segal and certain other employees of the Company	*

10.10	Stock Purchase Agreement dated August 1, 1995 among the Company, Robert A. Engle, Trustee of the Robert A. Engle Revocable Trust dated November 24, 1993, Merton J. Segal and certain other employees of the Company, Amendment	*

10.11	Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of July 24, 1998	***

10.12	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement	*****

10.13	Employment Agreement between the Company and William J. Lohmeyer, III dated January 25, 1999	*****

10.14	Seventh and eighth Amendments to Lease between Meadowbrook and 26600 Development Associates Limited Partnership dated February 6, 1998 and September 16, 1999	******

10.15	Amendment No. 1 to Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of March 27, 2000	******

10.16	Amendment No. 2 to Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of July 28, 2000	*******

10.17	Amendment No. 3 to Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of September 30, 2000	********

10.18	Employment Agreement between the Company and Jeffrey H. Koenig dated November 27, 2000

10.19	Subordinated Promissory Note between Meadowbrook Insurance Group, Inc. and Atlantic Mutual Insurance Company dated as of July 27, 2000

10.20	Subordinated Guaranty between Meadowbrook Insurance Group, Inc. and Atlantic Mutual Insurance Company dated as of July 27, 2000

10.21	Subordinated Agreement between Meadowbrook Insurance Group, Inc. and Atlantic Mutual Insurance Company dated as of July 27, 2000

11	Statement re: computation of per share earnings

13	2000 Annual Report to Shareholders

21	List of Subsidiaries.

23	Consent of Independent Accountants

24	Power of attorney

28.1	Star Insurance Company’s 2000 Schedule P	**

28.2	Savers Property & Casualty Insurance Company’s 2000 Schedule P	**

28.3	Williamsburg National Insurance Company’s 2000 Schedule P	**

28.4	Ameritrust Insurance Company’s 2000 Schedule P	**

99.1	Rights Agreement, dated as of September 30, 1999, by and between Meadowbrook Insurance Group, Inc. and First Chicago Trust Company of New York, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	****

(*)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(**)	Submitted in paper format under separate cover; see Form SE filing.

(***)	Filed as Exhibit to Form 10Q for the period ending September 30, 1998.

(****)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A filed with the Securities and Exchange Commission on October 12, 1999.

(*****)	Filed as Exhibit to Form 10K for the year ending December 31, 1998.

(******)	Filed as Exhibit to Form 10K for the year ending December 31, 1999.

(*******)	Filed as Exhibit to Form 10Q for the period ending June 30, 2000.

(********)	Filed as Exhibit to Form 10Q for the period ending September 30, 2000.

      (B) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

MEADOWBROOK INSURANCE GROUP, INC.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Southfield, Michigan.

MEADOWBROOK INSURANCE GROUP, INC

By:	**

Merton J. Segal

Chairman and Chief Executive Officer

(Principal Executive Officer)

By:	/s/ JEFFREY H. KOENIG

Executive Vice President

Chief Financial Officer

(Principal Financial Officer)

Dated: March 30, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

**	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2001

Merton J. Segal

/s/ ROBERT S. CUBBIN	President, Chief Operating Officer and Director	March 30, 2001

Robert S. Cubbin

**	Executive Vice President and Director	March 30, 2001

Joseph C. Henry

**	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2001

Jeffrey H. Koenig

**	Director	March 30, 2001

Robert W. Sturgis

**	Director	March 30, 2001

David K. Page

**	Director	March 30, 2001

Hugh W. Greenberg

**	Director	March 30, 2001

Irvin F. Swider, Sr.

**	Director	March 30, 2001

Bruce E. Thal

**	Director	March 30, 2001

Joseph S. Dresner

**	Director	March 30, 2001

Herbert Tyner

**	Director	March 30, 2001

Florine Mark

**By: /s/ ROBERT S. CUBBIN

Robert S. Cubbin,

Attorney-in-fact

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders,
Meadowbrook Insurance Group, Inc.

Our report on the consolidated financial statements of Meadowbrook Insurance Group, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 17 of the 2000 Annual Report to Shareholders of Meadowbrook Insurance Group, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on pages 14 and 16 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
February 15, 2001

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
INCOME STATEMENT

	For the Years Ended December 31,

	2000	1999	1998

	(in thousands)
Revenue	$170	$72	$11

Operating expenses:

Interest expense	3,043	1,633	745

Other expenses	674	780	687

Total Operating Expenses	3,717	2,413	1,432

Loss before federal income taxes and subsidiary equity	(3,547)	(2,341)	(1,421)

Federal income tax benefit	(1,167)	(718)	(405)

Net loss before subsidiary equity earnings	(2,380)	(1,623)	(1,016)

Subsidiary equity earnings	(15,093)	(7,930)	6,886

Net (loss) income	$(17,473)	$(9,553)	$5,870

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2000	1999	1998

	(in thousands)
Net (loss) income	$(17,473)	$(9,553)	$5,870

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on securities:	4,638	(6,746)	920

Less: reclassification adjustment for (gains) losses included

in net income	(540)	227	(52)

Other comprehensive income (loss)	4,098	(6,519)	868

Comprehensive (loss) income	$(13,375)	$(16,072)	$6,738

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
BALANCE SHEET

	December 31,

	2000	1999

	(in thousands)

ASSETS

Cash and cash equivalents	$18	$100

Investment in subsidiaries	114,319	121,827

Receivables from subsidiaries	—	5,033

Intangible assets	3,219	3,231

Other assets	2,625	1,628

Total assets	$120,181	$131,819

LIABILITIES

Other liabilities	$651	$481

Payable to subsidiaries	2,415	—

Line of credit	31,140	30,930

Total liabilities	34,206	31,411

SHAREHOLDERS’ EQUITY

Common stock	85	85

Additional paid-in capital	67,928	67,907

Retained earnings	17,309	35,809

Note receivable from officer	(772)	(720)

Unrealized appreciation (depreciation) on available for sale securities	1,425	(2,673)

Total shareholders’ equity	85,975	100,408

Total liabilities and shareholders’ equity	$120,181	$131,819

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2000	1999	1998

	(in thousands)
Net cash provided by (used in) operating activities:	$4,429	$(435)	$130

Cash Flow from Investing Activities:

Dividend from subsidiary	—	—	5,000

Investment in subsidiaries	(3,663)	(16,373)	(2,945)

Net cash (used in) provided by investing activities	(3,663)	(16,373)	2,055

Cash Flow from Financing Activities:

Proceeds from borrowings	8,475	58,255	5,285

Principal payments on borrowings	(8,265)	(38,350)	(3,900)

Dividends paid on common stock	(1,021)	(1,037)	(782)

Retirement of common stock	(37)	(2,093)	(2,720)

Net cash (used in) provided by financing activities	(848)	16,775	(2,117)

(Decrease) increase in cash and cash equivalents	(82)	(33)	68

Cash and cash equivalents, beginning of year	100	133	65

Cash and cash equivalents, end of year	$18	$100	$133