Form 10-Q
period 2001-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2001-05-15
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2001
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-14094

MEADOWBROOK INSURANCE GROUP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-2626206
(State of Incorporation)	(IRS Employer Identification No.)

26600 Telegraph Road, Southfield, Michigan 48034

(Address, zip code of principal executive offices)

Registrant’s telephone number, including area code: (248) 358-1100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       No

     The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 14, 2001 was 8,512,194.

Page

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

Report of Independent Accountants	3

Condensed Consolidated Statements of Income (unaudited)	4

Consolidated Statements of Comprehensive Income (unaudited)	5

Condensed Consolidated Balance Sheets (unaudited)	6

Condensed Consolidated Statements of Cash Flows (unaudited)	7

Notes to Consolidated Financial Statements (unaudited) and Management Representation	8-13

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-19

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS	18

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	18

SIGNATURES	19

Report of Independent Accountants

To the Board of Directors and Shareholders

Of Meadowbrook Insurance Group, Inc.:

      We have reviewed the accompanying condensed consolidated balance sheet of Meadowbrook Insurance Group, Inc. and its subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income and comprehensive income for each of the three-month periods ended March 31, 2001 and 2000 and the condensed consolidate statement of cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Detroit, Michigan
May 14, 2001

PART 1 — FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Quarters Ended March 31, 2001 and 2000
(Unaudited)

	2001	2000

	(in thousands,
	except share data)

Revenues:

Net premiums earned	$41,173	$33,268

Net commissions and fees	12,409	10,182

Net investment income	3,508	2,798

Net realized gains (losses) on investments	146	(11)

Total revenues	57,236	46,237

Expenses:

Net loss and loss adjustment expenses	30,036	23,302

Salaries and employee benefits	11,376	10,725

Other operating expenses	14,324	11,109

Interest on debt	1,319	1,240

Total expenses	57,055	46,376

Income (loss) before income taxes	181	(139)

Federal income tax expense (benefit)	28	(244)

Net income	$153	$105

Earnings per share:

Basic	$0.02	$0.01

Diluted	$0.02	$0.01

Weighted average number of common shares outstanding:

Basic	8,512,161	8,511,655

Diluted	8,517,861	8,522,313

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarters Ended March 31, 2001 and 2000
(Unaudited)

	2001	2000

	(in thousands)

Net income	$153	$105

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on securities	1,546	(413)

Less: reclassification adjustment for (gains) losses included in net income	(96)	7

Other comprehensive income (loss), net of tax	1,450	(406)

Comprehensive income (loss)	$1,603	$(301)

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2001	December 31,
	(Unaudited)	2000

	(in thousands,
	except share data)

ASSETS

Cash and invested assets:

Debt securities available for sale, at fair value (cost of $187,247 and $164,685)	$191,986	$166,790

Equity securities available for sale, at fair value (cost of $15,634 and $16,445)	15,231	16,455

Cash and cash equivalents	25,812	56,838

Total cash and invested assets	233,029	240,083

Premiums and agent balances receivable	88,582	79,121

Reinsurance recoverable on paid and unpaid losses	201,061	185,387

Prepaid reinsurance premiums	53,590	55,854

Deferred policy acquisition costs	10,016	6,624

Intangible assets	35,397	35,946

Other assets	76,261	58,168

Total assets	$697,936	$661,183

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Reserve for losses and loss adjustment expenses	$359,467	$341,824

Unearned premiums	104,091	94,142

Debt	52,914	53,013

Reinsurance funds held and balances payable	47,600	38,171

Other liabilities	46,549	48,058

Total liabilities	610,621	575,208

Commitments and contingencies (note 7)

Shareholders’ Equity:

Common stock, $.01 par value; authorized 30,000,000 shares:

8,512,194 and 8,512,008 shares issued and outstanding	85	85

Additional paid-in capital	67,933	67,928

Retained earnings	17,207	17,309

Note receivable from officer	(785)	(772)

Accumulated other comprehensive income	2,875	1,425

Total shareholders’ equity	87,315	85,975

Total liabilities and shareholders’ equity	$697,936	$661,183

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters Ended March 31, 2001 and 2000
(Unaudited)

	2001	2000

	(in thousands)

Net cash (used in) provided by operating activities	$(2,430)	$7,069

Cash flows provided by (used in) investing activities:

Purchase of debt securities available for sale	(47,836)	(8,151)

Purchase of equity securities available for sale	(425)	(149)

Proceeds from sale and maturity of debt securities available for sale	25,281	4,738

Proceeds from sale of equity securities available for sale	1,175	148

Other investing activities	(8,332)	(1,154)

Net cash used in investing activities	(30,137)	(4,568)

Cash flows provided by (used in) financing activities:

Net (payments of) proceeds from bank loan	(99)	185

Dividends paid on common stock	(255)	(255)

Other financing activities	1,895	(593)

Net cash provided by (used in) financing activities	1,541	(663)

(Decrease) increase in cash and cash equivalents	(31,026)	1,838

Cash and cash equivalents, beginning of period	56,838	23,713

Cash and cash equivalents, end of period	$25,812	$25,551

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — Basis of Presentation

      These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2000.

      The consolidated financial statements reflect all normal recurring adjustments, which were, in the opinion of management, necessary to present a fair statement of the results for the interim quarters. The results of operations for the quarter ended March 31, 2001, are not necessarily indicative of the results expected for the full year.

NOTE 2 — New Accounting Pronouncements

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS No. 137 and 138). As the Company does not customarily use derivative instruments, the impact of adoption was immaterial on the results of operations or financial position of the Company.

NOTE 3 — Reinsurance

      The insurance company subsidiaries cede insurance to other insurers under pro rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its losses arising from large risks or from hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder; and in the event that all or any of the reinsuring companies are unable to meet their obligations, the insurance company subsidiaries would be liable for such defaulted amounts. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other insurers and reinsurers, both domestic and foreign, under pro rata and excess-of-loss contracts.

      At March 31, 2001, the Company has reinsurance recoverables for paid and unpaid losses of $201.1 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through Funds Withheld Trusts or Letters of Credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A++” A.M. Best rating and accounts for 22.3% of the total recoverable for paid and unpaid losses.

      During the quarter ended March 31, 2001, the Company recorded a provision of $750,000 related to balances due from HIH America Compensation & Liability Company (“HIH”), a California domiciled insurance company which was recently seized by the California Department of Insurance. This provision is based on management’s consultation with legal counsel and assessment of the Company’s ultimate risk of uncollectibility. The recoverable emanates from a fronted program that was discontinued in 1999, and represents the estimate of remaining recoveries the Company would receive as losses are paid.

      The Company’s insurance subsidiaries maintain an excess reinsurance program designed to protect against large or unusual loss and loss adjustment expense activity. The Company determines the appropriate amount of reinsurance based on the Company’s evaluation of the risks accepted and analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance.

      Under the workers’ compensation reinsurance program, the Company reinsures each loss in excess of $100,000 up to a limit of $20 million, under separate treaties. The first treaty covers losses in excess of $100,000 up to $250,000, and the second treaty reinsures losses in excess of $250,000 up to $20 million. In addition, the Company purchases coverage in excess of $20 million up to $140 million to protect itself in the event of a catastrophe.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

      Under the liability reinsurance treaty, the reinsurers are responsible for 100% of the amount of each loss in excess of $250,000 up to $5.0 million per occurrence.

      Under the property program, the reinsurers are responsible for 100% of the amount of each loss in excess of $250,000 up to $1.0 million per occurrence. Additionally, the property program provides coverage for losses in excess of $1.0 million up to $1.75 million per occurrence, and losses in excess of $1.75 million to $3.0 million per occurrence. Additional capacity is available for property coverages up to $5.0 million on an automatic facultative basis.

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive insurers, rent-a-captive, large deductible programs, indemnification agreements and on the portion of risk exposure either ceded to the captives or retained by the client. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company typically collateralizes balances due from its risk-sharing partners through Funds Withheld Trusts or Letters of Credit. To date, the Company has not experienced any material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations.

NOTE 4 — Unsecured Line of Credit

      The Company has an unsecured line of credit totaling $48.0 million, of which $47.5 million was outstanding at March 31, 2001. The Company drew on this line of credit primarily to consummate the acquisitions made during 1997 through 1999. The Company also uses the line of credit periodically to fund operating expenses of the non-regulated subsidiaries.

      At December 31, 2000, the Company was obligated to reduce the credit line to $33 million by April 30, 2001. In May 2001, the Company received a permanent waiver of this obligation to reduce the credit line. Concurrent with the permanent waiver, the Company and its banks agreed to waive all prior covenant violations of the existing loan agreement and establish new covenants related to statutory surplus, GAAP net worth, fixed charge coverage, net and gross premium ratios and a minimum A.M. Best rating. The Company was in compliance with these new covenants at March 31, 2001. In addition, the Company agreed to a revised pay down schedule and an interest rate that increases one-quarter point every two months beginning June 1, 2001 until the facility is paid down to $33 million. Pursuant to the revised pay down schedule, proceeds from capital raising efforts, including any sales of non-regulated subsidiaries, must first be used to reduce the loan commitment from $48 million to $33 million. Half of any proceeds in excess of $15 million from sales of non-regulated subsidiaries must be used to further reduce the loan commitment. If there have been no required or voluntary reductions in the loan facility prior to September 30, 2001, the Company is required to begin reducing the loan commitment by $5 million per quarter until the facility is paid in full, expires in August 2002, is renegotiated or extended.

      The Company generates operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends and other operating expenses of the holding company and non-regulated subsidiaries. The Company presently has sufficient cash to meet its current obligations to service the debt but has insufficient cash in these non-regulated businesses to meet the future scheduled reductions in the line of credit. To meet short-term liquidity needs and to strengthen the surplus of its regulated insurance company subsidiaries, the Company has retained investment bankers to help evaluate strategic alternatives, including raising additional capital and the sale of selected operating assets. No assurance can be given that these efforts will be successful.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 5 — Regulatory Matters and Rating Agencies

      A significant portion of the Company’s consolidated assets represent assets of the Company’s insurance subsidiaries that cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its insurance subsidiaries is limited by Michigan regulatory guidelines, which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s policyholders’ surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star Insurance Company (“Star”) is the parent insurance company, its maximum dividend calculation represents the combined insurance companies’ surplus. Based upon the 2000 statutory financial statements, Star may not pay any dividends to the Company during 2001 without prior approval of the Michigan Commissioner of Insurance. Star’s earned surplus position at December 31, 2000 was negative $25.9 million. No statutory dividends were paid in 2000 and 1999.

      In March 1998, the National Association of Insurance Commissioners (“NAIC”) voted to adopt its Codification of Statutory Accounting Principles project (referred to hereafter as “codification”). Codification is a modified form of statutory accounting principles that resulted in a change to the NAIC Accounting Practices and Procedures Manual previously applicable to insurance enterprises. The Company’s insurance subsidiaries adopted codification effective January 1, 2001.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios) which are evaluated by regulators and rating agencies. The Company’s target for gross and net written premium to statutory surplus are 4 to 1 and 2 to 1, respectively. Due primarily to large net losses in 2000, statutory surplus has diminished to a level where the premium leverage ratios as of March 31, 2001, on a consolidated basis, were 5.4 to 1 and 2.6 to 1 on a gross and net written premium basis, respectively. The Company has submitted a plan to reduce its current leverage ratios and is working closely with the regulatory agencies to monitor its progress. A continued period of high leverage ratios with insufficient progress towards the Company’s goal may ultimately result in actions by rating agencies or regulators. Rating agencies could further downgrade the insurance companies’ ratings and regulators could take many actions, including, but not limited to, reductions in premium writings and mandatory infusions of additional capital.

      In February 2001, A.M. Best downgraded Star and its insurance company subsidiaries from an “A-” to a “B++” rating. This change in the Company’s rating was the result of A.M. Best’s concerns about the Company’s recent net operating losses and reduction in statutory surplus. A.M. Best ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. No assurance can be given that, in the future, A.M. Best will not further reduce or withdraw the ratings of the Company’s insurance company subsidiaries. This downgrade may result in either a loss of clients or a requirement to seek another insurance company with an A.M. Best rating of “A-” or better as a fronting or policy-issuing company. There are costs associated with providing the Company’s insureds with access to a fronting company that likely cannot be recouped.

      In May 2001, Standard & Poor’s downgraded Star and its insurance company subsidiaries from an “A” to a “BB+” rating. This change in the Company’s rating was primarily the result of Standard & Poor’s concerns that the Company might fall below accepted levels of regulatory capital as measured by the NAIC’s risk based capital ratio. At the Company’s request, Standard & Poor’s subsequently withdrew this rating.

NOTE 6 — Subordinated Surplus Note

      Effective December 31, 2000, Connecticut Surety Company (“CSC”) executed a Subordinated Surplus Note with Star in the principal sum of $3.8 million. Interest earns at 9% per annum, payable quarterly beginning April 1, 2001. These loan proceeds were deposited by CSC into a trust account established for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

benefit of Star in order to collateralize CSC’s reinsurance obligations under the various reinsurance agreements. This Subordinated Surplus Note, along with the other notes ($195,000 Subordinated Surplus Note and $300,000 Promissory Notes), are intended to be converted into Voting Convertible Preferred Stock of CSC, or its parent, as a part of a recapitalization of CSC, pursuant to a Letter of Intent dated December 31, 2000 between CSC, Star, and other investors. Upon obtainment of the requisite regulatory approval, it is anticipated that Star would own greater than 50% of CSC, or its parent company, if it has fully exercised its conversion rights under the Voting Convertible Preferred Stock. If, and when, Star obtains control, it will consolidate CSC’s financial position and results of operations into the Company’s financial statements.

      As of December 31, 2000, without the effect of the investment noted above, CSC had capital and surplus of negative $900,000. Star, in conjunction with the Connecticut Insurance Department and the other CSC shareholders, developed the recapitalization plan described above that will allow CSC to continue as a going concern, subject to regulatory approval. In conjunction with its investment, Star will have seats on CSC’s board and appropriate management oversight of ongoing operations.

      No assurance can be given that the Company will receive regulatory approval for the conversion of the subordinated surplus note to voting convertible preferred stock or the trust account established for the benefit of Star will adequately cover CSC’s reinsurance obligations in the event the recapitalization of CSC is not consummated. During the quarter ended March 31, 2001, the Company established a valuation allowance of $250,000 related to this investment.

NOTE 7 — Commitments and Contingencies

      The Company is involved in litigation arising in the ordinary course of operations. While the results of litigation cannot be predicted with certainty, management is of the opinion, after reviewing these matters with legal counsel, that the final outcome of such litigation will not have a material effect upon the Company’s financial statements.

NOTE 8 — Segment Information

      The Company defines its operations as agency operations and program business operations based upon differences in products and services. The separate financial information of these segments is consistent with the way results are regularly evaluated by management in deciding how to allocate resources and in assessing performance. Intersegment revenue is eliminated in consolidation.

Agency Operations

      The agency segment was formed in 1955 as Meadowbrook’s original business. The insurance agency primarily places commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than 50 insurance carriers from which it earns commission income. The agency has grown to be one of the largest agencies in Michigan and, with recent acquisitions, expanded into Florida and California.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

      The following table sets forth the segment results (in thousands):

	Quarters ended
	March 31,

	2001	2000

Revenues:

Net earned premiums	$41,173	$33,268

Management fees	7,736	6,137

Investment income and net realized gains (losses) on investments	3,654	2,787

Program business segment	52,563	42,192

Agency operations	4,886	4,275

Intersegment revenue	(213)	(230)

Consolidated revenue	$57,236	$46,237

	Quarter ended
	March 31,

	2001	2000

Pre-tax income (loss):

Program business	$627	$533

Agency operations	1,570	1,116

Reconciling items	(2,016)	(1,788)

Consolidated pre-tax income (loss)	$181	$(139)

      The pre-tax income reconciling items represent other expenses relating to the holding company, amortization and interest expense, which are not allocated among the segments.

NOTE 9 — Reclassifications

      Certain amounts in the 2000 notes to consolidated financial statements have been reclassified to conform with the 2001 presentation.

MANAGEMENT REPRESENTATION

      In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Preparation of financial statements under GAAP requires management to make estimates. Actual results could differ from those estimates. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company’s 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

      This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of the Company’s management. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectibility of reinsurance; increased rate pressure on premiums; obtainment of certain rate increases in current market conditions; investment rate of return; changes in and adherence to insurance regulation; actions taken by rating agencies or banks; obtainment of certain processing efficiencies; changing rates of inflation; general economic conditions and other risks identified in the Company’s reports and registration statements filed with the Securities and Exchange Commission. The Company is not under any obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Quarters ended March 31, 2001 and 2000

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

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

Overview

      Net income for the quarter ended March 31, 2001 was $153,000 compared to $105,000 for the quarter ended March 31, 2000.

      Revenues for the quarter ended March 31, 2001 increased $11.0 million, or 23.8%, to $57.2 million from $46.2 million for the comparable period in 2000. Revenues from program business increased $10.4 million, or 24.6%, to $52.6 million for the quarter ended March 31, 2001 from $42.2 million for the comparable period in 2000. Agency revenues increased $600,000, or 14.0%, to $4.9 million for the quarter ended March 31, 2001 from $4.3 million for the comparable period in 2000.

Program Business

      The following table sets forth the revenues and results from operations for program business (in thousands):

	Quarters Ended
	March 31,

	2001	2000

Revenue:

Net earned premiums	$41,173	$33,268

Management fees	7,736	6,137

Investment income and net realized gains (losses) on investments	3,654	2,787

Total revenue	$52,563	$42,192

Pre-tax income	$627	$533

      Revenues from program business increased $10.4 million, or 24.6%, to $52.6 million for the quarter ended March 31, 2001 from $42.2 million for the comparable period in 2000. This increase reflects 23.8% growth in net earned premiums to $41.2 million in the quarter ended March 31, 2001 from $33.3 million in the comparable period in 2000, and is the result of growth in new and existing programs. These increases were partially offset by the impact of the purchase of a large quota share reinsurance treaty for several workers’ compensation programs. Management fees grew $1.6 million, or 26.1%, to $7.7 million from $6.1 million. This increase resulted from a profit sharing fee of $1.6 million relating to the good experience achieved on a loss portfolio transfer. The remaining increase in total revenue reflects a $705,000, or 25.2%, increase in investment income. This increase reflects both increases in average invested assets of 3.8% and an increase in pre-tax yields to 6.10% from 5.45%.

      Program business generated pre-tax income of $627,000 for the quarter ended March 31, 2001 compared to $533,000 for the comparable period in 2000. The growth in program business revenues was fully offset by an increase in the Company’s loss and loss adjustment expense ratio and the expense ratio on program business. The Company’s loss and loss adjustment expense ratio was 78.5% for the quarter ended March 31, 2001 compared to 73.5% for the same quarter last year. Excluding the impact of net development on prior accident years, the loss and loss adjustment expense ratio would have been 72.5%. The net development primarily related to programs that were discontinued in 1999 and 2000. Included in losses for the quarter ended March 31, 2001, the Company recorded a provision of $750,000 related to balances due from HIH America Compensation & Liability Company (“HIH”), a California domiciled insurance company which was recently seized by the California Department of Insurance. This provision is based on management’s consultation with legal counsel and assessment of the Company’s ultimate risk of uncollectibility The recoverable emanates from a fronted program that was discontinued in 1999, and represents the estimate of remaining recoveries the Company would receive as losses are paid.

      The Company’s expense ratio was 35.3% for the quarter ended March 31, 2001 compared to 34.3% for the comparable period in 2000. This increase reflects the reduction in programs in which the Company retains limited risk, and where the Company was receiving a ceding commission in excess of the actual expenses. This margin had the effect of reducing the expense ratio.

Agency Operations

      The following table sets forth the revenues and results from operations for agency operations (in thousands):

	Quarters Ended
	March 31,

	2001	2000

Revenue from agency operations	$4,886	$4,275

Pre-tax income	$1,570	$1,116

      Revenue from agency operations, which consists primarily of agency commission revenue, increased $611,000, or 14.3%, to $4.9 million for the quarter ended March 31, 2001 from $4.3 million for the comparable period in 2000. Agency operations generated pre-tax income of $1.6 million for the quarter ended March 31, 2001 compared to $1.1 million for the comparable period in 2000. The increase in pre-tax income was primarily attributable to an increase in agency commission revenue.

Other Items

Interest Expense

      Interest expense for the quarter ended March 31, 2001 increased by 6.4% to $1.3 million from $1.2 million for the comparable period in 2000. Interest expense is primarily attributable to the Company’s line of credit.

Taxes

      Federal income tax expense for the quarter ended March 31, 2001 was $28,000, or 15.5% of income before taxes. For the same quarter last year, the Company reflected a federal income tax benefit of $244,000 on a loss before taxes of $139,000.

Liquidity and Capital Resources

      The principal sources of funds for the Company and its subsidiaries are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, agency commissions, and management fees from the Company’s insurance subsidiaries. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. The Company generates operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and the non-regulated subsidiaries. Earnings before interest, taxes, depreciation and amortization from non-regulated subsidiaries were approximately $5.4 million and $3.0 million for the quarters ended March 31, 2001 and 2000, respectively. These earnings were available for debt service.

      Cash flows used in operating activities for the quarter ended March 31, 2001 were $2.4 million, which compares to $7.1 million of cash flows provided by operating activities for the comparable period in 2000. The decrease in cash from operations reflects an increase in paid claims and underwriting-related expenses. In addition, as noted previously, the Company purchased a large quota share reinsurance treaty for several workers’ compensation programs. These decreases were partially offset by an increase in premiums collected. Cash flows used in investing activities for the quarter ended March 31, 2001 were $30.1 million compared to $4.6 million for the comparable period in 2000. This increase in cash used in investing activities reflects the reinvestment of cash from sales of debt securities that occurred at the end of 2000.

      The Company has an unsecured line of credit totaling $48.0 million, of which $47.5 million was outstanding at March 31, 2001. The Company drew on this line of credit primarily to consummate the acquisitions made during 1997 through 1999. The Company also uses the line of credit periodically to fund operating expenses of the non-regulated subsidiaries.

      At December 31, 2000, the Company was obligated to reduce the credit line to $33 million by April 30, 2001. In May 2001, the Company received a permanent waiver of this obligation to reduce the credit line. Concurrent with the permanent waiver, the Company and its banks agreed to waive all prior covenant violations of the existing loan agreement and establish new covenants related to statutory surplus, GAAP net worth, fixed charge coverage, net and gross premium ratios and a minimum A.M. Best rating. The Company was in compliance with these new covenants at March 31, 2001. In addition, the Company agreed to a revised pay down schedule and an interest rate that increases one-quarter point every two months beginning June 1, 2001 until the facility is paid down to $33 million. Pursuant to the revised pay down schedule, proceeds from capital raising efforts, including any sales of non-regulated subsidiaries, must first be used to reduce the loan commitment from $48 million to $33 million. Half of any proceeds in excess of $15 million from sales of non-regulated subsidiaries must be used to further reduce the loan commitment. If there have been no required or voluntary reductions in the loan facility prior to September 30, 2001, the Company is required to begin reducing the loan commitment by $5 million per quarter until the facility is paid in full, expires in August 2002, is renegotiated or extended.

      The Company generates operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends and other operating expenses of the holding company and non-regulated subsidiaries. The Company presently has sufficient cash to meet its current obligations to service the debt but has insufficient cash in these non-regulated businesses to meet the future scheduled reductions in the line of credit. To meet short-term liquidity needs and to strengthen the surplus of its regulated insurance company subsidiaries, the Company has retained investment bankers to help evaluate strategic alternatives, including raising additional capital and the sale of selected operating assets. No assurance can be given that these efforts will be successful.

      Shareholders’ equity was $87.3 million, or $10.26 per common share, at March 31, 2001 compared to $86.0 million, or $10.10 per common share, at December 31, 2000. The increase in shareholders’ equity during the quarter ended March 31, 2001 reflects the Company’s net income, net of shareholders’ dividends, and unrealized appreciation on available for sale securities. Changes in shareholders’ equity related to the unrealized values of underlying portfolio investments have been and will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

      A significant portion of the Company’s consolidated assets represent assets of the Company’s insurance subsidiaries that cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its insurance subsidiaries is limited by Michigan regulatory guidelines, which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s policyholders’ surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined insurance companies’ surplus. Based upon the 2000 statutory financial statements, Star may not pay any dividend to the Company during 2001 without prior approval of the Michigan Commissioner of Insurance. Star’s earned surplus position at December 31, 2000 was negative $25.9 million. No statutory dividends were paid in 2000 and 1999.

Dependence on Key Programs

      The Company provides alternative risk management products and services to certain large client groups and associations and then markets them to their individual members. For the quarter ended March 31, 2001, the Company’s top four programs accounted for 32.2% of the Company’s total net earned premium. The loss or cancellation of any of the Company’s significant programs by the relevant client groups, or the general availability of commercial market coverage to members of such groups on more favorable terms than provided under the Company’s programs, could have a material adverse effect on the Company’s results of operations. Some of the Company’s clients require its insurance companies to retain an “A-” or better A.M. Best rating. As noted above, the Company was recently downgraded to “B++” by A.M. Best. This downgrade may result in either a loss of clients or a requirement to seek another insurance company with an A.M. Best rating of “A-” or better as a fronting or policy-issuing company. There are costs associated with providing the Company’s insureds with access to a fronting company that likely cannot be recouped.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The information required by this item is included under “Note 7” of the Company’s Form 10Q for the quarter ended March 31, 2001, which is hereby incorporated by reference.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes since December 31, 2000 Annual Report on Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(A)	The following documents are filed as part of this Report:

Exhibit
No.	Description

10.22	Amendment No. 4 to Revolving Credit Agreement and Waiver between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of May 15, 2001.
11	Statement re computation of per share earnings
23	Awareness Letter

(B)	Reports on Form 8-K

           Form 8-K, dated February 22, 2001, Item 5 — Other Events

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ JEFFREY H. KOENIG

Executive Vice President and
Chief Financial Officer

Dated: May 15, 2001

EXHIBIT INDEX

Exhibit
No.	Description

10.22	Amendment No. 4 to Revolving Credit Agreement and Waiver between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of May 15, 2001.
11	Statement re computation of per share earnings
23	Awareness Letter