Form 10-Q
period 2001-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2001-08-14
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-14094

MEADOWBROOK INSURANCE GROUP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-2626206
(State of Incorporation)	(IRS Employer Identification No.)

26600 Telegraph Road, Southfield, Michigan 48034

(Address, zip code of principal executive offices)

Registrant’s telephone number, including area code: (248) 358-1100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No  ☐

     The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 13, 2001 was 8,512,194.

PART 1 -- FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PART 1 -- FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART I -- FINANCIAL INFORMATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
PART II -- OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
Employment Agreement B/W Robert S. Cubbin
Agreement From Sale of Villari
Employment Contract b/w Merton J. Segal
Employment Contract b/w Michael G. Costello
Statement Re: Computation on Per Share Earnings
Awareness Letter

Page

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

Report of Independent Accountants	3

Condensed Consolidated Statements of Income (unaudited)	4

Consolidated Statement of Comprehensive Income (unaudited)	6-7

Condensed Consolidated Balance Sheets (unaudited)	8

Condensed Consolidated Statements of Cash Flows (unaudited)	9

Notes to Consolidated Financial Statements (unaudited)	10-16

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18-23

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS	24

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	24

SIGNATURES	25

Report of Independent Accountants

To the Board of Directors and Shareholders

Of Meadowbrook Insurance Group, Inc.:

      We have reviewed the accompanying condensed consolidated balance sheets of Meadowbrook Insurance Group, Inc. and its subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2001 and 2000 and the condensed consolidate statement of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers LLP
Detroit, Michigan
August 14, 2001

PART 1 — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30,
(Unaudited)

	2001	2000

	(in thousands)

Revenues:

Net premium earned	$80,817	$71,097

Net commissions and fees	22,745	20,702

Net investment income	6,980	6,362

Net realized losses on investments	(2,171)	(183)

Total revenues	108,371	97,978

Expenses:

Net loss and loss adjustment expenses	64,613	51,112

Salaries and employee benefits	23,286	20,998

Other operating expenses	29,184	22,518

Interest on notes payable	2,482	2,618

Total expenses	119,565	97,246

(Loss) income before income taxes	(11,194)	732

Federal income tax benefit	(3,865)	(287)

Net (loss) income	$(7,329)	$1,019

Earnings per share:

Basic	$(0.86)	$0.12

Diluted	$(0.86)	$0.12

Weighted average number of common shares outstanding:

Basic	8,512,178	8,511,659

Diluted	8,512,838	8,511,659

The accompanying notes are an integral part of the consolidated financial statements.

PART 1 — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Quarter Ended June 30,
(Unaudited)

	2001	2000

	(in thousands)

Revenues:

Net premium earned	$39,644	$37,829

Net commissions and fees	10,336	10,520

Net investment income	3,472	3,564

Net realized losses on investments	(2,317)	(172)

Total revenues	51,135	51,741

Expenses:

Net loss and loss adjustment expenses	34,577	27,810

Salaries and employee benefits	11,910	10,273

Other operating expenses	14,860	11,409

Interest on notes payable	1,163	1,378

Total expenses	62,510	50,870

(Loss) income before income taxes	(11,375)	871

Federal income tax benefit	(3,893)	(43)

Net (loss) income	$(7,482)	$914

Earnings per share:

Basic	$(0.88)	$0.11

Diluted	$(0.88)	$0.11

Weighted average number of common shares outstanding:

Basic	8,512,194	8,511,633

Diluted	8,512,194	8,511,633

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30,
(Unaudited)

	2001	2000

	(in thousands)

Net (loss) income	$(7,329)	$1,019

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on securities	633	(256)

Less: reclassification adjustment for losses included in net income	27	121

Other comprehensive income (loss), net of tax	660	(135)

Comprehensive (loss) income	$(6,669)	$884

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarter Ended June 30,
(Unaudited)

	2001	2000

	(in thousands)

Net (loss) income	$(7,482)	$914

Other comprehensive (loss) income, net of tax:

Unrealized (losses) gains on securities	(913)	161

Less: reclassification adjustment for losses included in net income	123	114

Other comprehensive (loss) income, net of tax	(790)	275

Comprehensive (loss) income	$(8,272)	$1,189

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2001	December 31,
	(Unaudited)	2000

	(in thousands,
	except share data)

ASSETS

Cash and invested assets:

Debt securities available for sale, at fair value (cost of $196,353 and $164,685)	$199,095	$166,790

Equity securities available for sale, at fair value (cost of $2,918 and $16,445)	3,322	16,455

Cash and cash equivalents	38,621	56,838

Total cash and invested assets	241,038	240,083

Premiums and agent balances receivable	77,929	79,121

Reinsurance recoverable on paid and unpaid losses	201,346	185,387

Prepaid reinsurance premiums	48,715	55,854

Deferred policy acquisition costs	12,107	6,624

Intangible assets	33,651	35,946

Other assets	74,513	58,168

Total assets	$689,299	$661,183

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Reserve for losses and loss adjustment expenses	$366,583	$341,824

Unearned premiums	104,848	94,142

Debt	53,464	53,013

Reinsurance funds held and balances payable	34,175	38,171

Other liabilities	51,449	48,058

Total liabilities	610,519	575,208

Commitments and contingencies (note 7)

Shareholders’ Equity:

Common stock, $.01 par value; authorized 30,000,000 shares:

8,512,194 and 8,512,008 shares issued and outstanding	85	85

Additional paid-in capital	67,938	67,928

Retained earnings	9,470	17,309

Note receivable from officer	(798)	(772)

Accumulated other comprehensive income	2,085	1,425

Total shareholders’ equity	78,780	85,975

Total liabilities and shareholders’ equity	$689,299	$661,183

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Unaudited)

	2001	2000

	(in thousands)

Net cash provided by operating activities	$6,484	$16,515

Cash flows (used in) provided by investing activities:

Purchase of debt securities available for sale	(76,312)	(39,375)

Purchase of equity securities available for sale	(453)	(163)

Proceeds from sale of debt securities available for sale	44,016	32,762

Proceeds from sale of equity securities available for sale	13,718	929

Other investing activities	(7,920)	(2,141)

Net cash used in investing activities	(26,951)	(7,988)

Cash flows provided by (used in) financing activities:

Net proceeds from (payments of) bank loan	450	(2,764)

Dividends paid on common stock	(511)	(511)

Other financing activities	2,311	(1,191)

Net cash provided by (used in) financing activities	2,250	(4,466)

(Decrease) increase in cash and cash equivalents	(18,217)	4,061

Cash and cash equivalents, beginning of period	56,838	23,713

Cash and cash equivalents, end of period	$38,621	$27,774

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — Basis of Presentation

      These financial statements and the notes thereto should be read in conjunction with the Meadowbrook Insurance Group, Inc.’s (the “Company”) audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2000.

      The consolidated financial statements reflect all normal recurring adjustments, which were, in the opinion of management, necessary to present a fair statement of the results for the interim quarters. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

NOTE 2 — New Accounting Pronouncements

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS No. 137 and 138). As the Company does not customarily use derivative instruments, the impact of adoption was immaterial to the results of operations or financial position of the Company.

      The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 141 “Business Combinations”. SFAS No. 141 eliminates the “pooling-of-interests” method for business combinations initiated after June 30, 2001. The Company does not anticipate the adoption of SFAS No. 141 will have a material effect to the results of operations or financial position of the Company.

      FASB has issued SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting January 1, 2002 or thereafter, eliminates the amortization of goodwill. In addition, goodwill would be separately tested for impairment using a fair-value based approach. The Company has not yet determined the impact that SFAS No. 142 will have on its consolidated financial statements and expects to implement it in 2002.

NOTE 3 — Reinsurance

      The insurance company subsidiaries cede insurance to other insurers under pro rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its losses arising from large risks or from hazards of an unusual nature covered by the reinsurance agreements. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder; and in the event that any or all of the reinsuring companies are unable to meet their obligations, the insurance company subsidiaries would be liable for such defaulted amounts. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other insurers and reinsurers, both domestic and foreign, under pro rata and excess-of-loss contracts.

      At June 30, 2001, the Company had reinsurance recoverables for paid and unpaid losses of $201.3 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through Funds Withheld Trusts or Letters of Credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A++” (“Superior”) A.M. Best Company (“A.M. Best”) rating and accounts for 14.4% of the total recoverable for paid and unpaid losses.

      During the six months ended June 30, 2001, the Company recorded a provision of $1.0 million related to balances due from HIH America Compensation & Liability Company (“HIH”), a California domiciled insurance company which was recently seized by the California Department of Insurance.

      During the six months ended June 30, 2001, the Company recorded a provision of $5.5 million related to balances due from Connecticut Surety Company, of which $3.3 million was related to reinsurance recoverable balances. See Note 6 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

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

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive insurers, rent-a-captive, large deductible programs, indemnification agreements and on the portion of risk exposure either ceded to the captives or retained by the client. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company typically collateralizes balances due from its risk-sharing partners through Funds Withheld Trusts or Letters of Credit. Although to date the Company has not experienced any material difficulties in collecting balances from its risk-sharing partners, the Company does have concerns about the ultimate collectibility of certain of these balances. Consequently the Company has an allowance of $5.7 million for balances due from marginally capitalized risk sharing partners in the event they are unable or unwilling to meet their obligation. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations.

NOTE 4 — Secured Line of Credit

      The Company has an secured line of credit totaling $48.0 million, of which $47.5 million was outstanding at June 30, 2001. The Company drew on this line of credit primarily to consummate the acquisitions made during 1997 through 1999. The Company also uses the line of credit periodically to fund operating expenses of the non-regulated subsidiaries and to make investments with the regulated subsidiaries.

      At December 31, 2000, the Company was obligated to reduce the credit line to $33 million by April 30, 2001. In May 2001, the Company received a permanent waiver of this obligation to reduce the credit line. Concurrent with the permanent waiver, the Company and its banks agreed to waive all prior covenant violations of the existing loan agreement and establish new covenants related to statutory surplus, GAAP net worth, fixed charge coverage, net and gross premium ratios and a minimum A.M. Best rating. In addition, the Company agreed to a revised pay down schedule and an interest rate that increases one-quarter point every two months beginning June 1, 2001 until the facility is paid down to $33 million. Pursuant to the revised pay down schedule, proceeds from capital raising efforts, including any sales of non-regulated subsidiaries, must first be used to reduce the loan commitment from $48 million to $33 million. Half of any proceeds in excess of $15 million from sales of non-regulated subsidiaries must be used to further reduce the loan commitment. If there have been no required or voluntary reductions in the loan facility prior to September 30, 2001, the Company is required to begin reducing the loan commitment by $5 million per quarter until the facility is paid in full, expires in August 2002, is renegotiated or extended. As of the current date, the Company does not have, and may not have, the liquidity in the non-regulated subsidiaries to make the required $5.0 million payment on September 30, 2001. On July 5, 2001, the banks provided a waiver to the Company allowing all of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

the proceeds from the sale of Meadowbrook-Villari Agency of Florida to be contributed to the surplus of the Company’s insurance subsidiaries.

      As of June 30, 2001, the Company was in violation of several covenants. Specifically, the recent A.M. Best downgrade to “B” (“Fair”) (See Note 5 — Regulatory Matters and Rating Agencies for further discussion)caused the Company to be below the minimum “B+” (“Very Good”) rating required in the loan agreement. In addition, the Company is below minimum shareholders’ equity requirements, and is above maximum debt to total capital requirements. Also, under the provisions of the loan agreement, the Company is precluded from paying dividends to shareholders while it is in default. The Company intends to seek approval to pay the third quarter dividend, however, there can be no assurance the approval will be received. The Company remains current on its debt service obligation.

      Under the terms of the credit agreement, due to the covenant violations, the banks have the right to terminate the revolving credit facility and demand full and immediate repayment. If such repayment is required, the Company currently does not have sufficient cash to repay the bank loan. The Banks have not expressed a current intent to require immediate repayment, and while the Banks and the Company continue to discuss new terms or an agreeable timetable, there can be no assurances that the Banks will not require such repayment. As part of the loan agreement, the Company pledged the stock of its non-regulated subsidiaries as collateral in the event of a default. Should the banks exercise this right to sell the Company’s non-regulated subsidiaries, the cash generated may be insufficient to repay the debt. While the Banks have not expressed a current intent to exercise that right, there can be no assurances that they will not exercise their right.

      The Banks have taken no formal action to date with respect to this line of credit. The Company has retained Goldman, Sachs & Co. (“Goldman Sachs”) to review its strategic and capital raising alternatives. A portion of any capital received will likely be used to pay down all or a portion of the outstanding balances on the credit facility. No assurance can be given that these capital raising efforts will be successful.

NOTE 5 — Regulatory Matters and Rating Agencies

      A significant portion of the Company’s consolidated assets represent assets of the Company’s insurance subsidiaries that cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its insurance subsidiaries is dictated by Michigan regulatory guidelines, which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s policyholders’ surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star Insurance Company (“Star”) is the parent insurance company, its maximum dividend calculation represents the combined insurance companies’ surplus. Based upon the 2000 statutory financial statements, Star may not pay any dividends to the Company during 2001 without prior approval of the Michigan Commissioner of Insurance. Star’s earned surplus position at December 31, 2000 was negative $25.9 million. At June 30, 2001 earned surplus was negative $36.2 million. No statutory dividends were paid to the Company in 2000 and 1999.

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

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios) which are evaluated by regulators and rating agencies. The Company’s target for gross and net written premium to statutory surplus are 3 to 1 and 2 to 1, respectively. Due primarily to large net losses in 2000 and in the first

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

half of 2001, statutory surplus has diminished to a level where the premium leverage ratios as of June 30, 2001, on a consolidated basis, were 6.2 to 1 and 3.0 to 1 on a gross and net written premium basis, respectively.

      The Company has received inquiries from various state regulators requesting additional information concerning the Company’s financial condition. The losses, adverse trends and uncertainties discussed in this report have been and continue to be reviewed by the domiciliary and other insurance regulators of the Company’s insurance subsidiaries. The Company has submitted a business plan to reduce its current leverage ratios and is working closely with the Michigan Office of Financial and Insurance Services to monitor its progress. To date, the Company has been unsuccessful in reducing its premium leverage ratios. As noted elsewhere, additional capital from sources outside the Company will be necessary to assist in bringing the leverage ratios back into line. Reductions in premium writings may also be required. If the regulators determine that the Company has made insufficient progress towards reducing its leverage ratios, they may take action at any time. While the regulators have taken no actions to date, these actions could include requiring the Company to propose steps to correct the capital deficiency, reductions in permitted premium writings, and placing the Company under regulatory control.

      The National Association of Insurance Commissioners (“NAIC”) has adopted a risk-based capital (“RBC”) formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is to be used as a tool to identify weakly capitalized companies. At December 31, 2000 and 1999, all of the insurance subsidiaries were in compliance with RBC requirements. Regulatory measures are required when the RBC ratio falls below 2 to 1 actual surplus to authorized control level surplus. Star, the parent insurance company, had actual statutory surplus of $56.2 million and $70.2 million at December 31, 2000 and 1999, respectively; the authorized control level RBC was $27.0 million in 2000 and $19.6 million in 1999.

      Management believes, based on current operating results and forecasted operating trends, that absent a significant capital contribution to its insurance subsidiaries, it is probable that as of December 31, 2001 (the next RBC measurement date) the Company’s RBC ratio will fall below 2 to 1, a level that will require formal regulatory action. While the Company has engaged Goldman Sachs to assist in its capital raising strategies, there can be no assurance that the required capital will be raised by the next RBC measurement date.

      The Company’s insurance subsidiaries are rated by A.M. Best. A.M. Best’s rating represents its opinion of the financial strength of the Company’s insurance company subsidiaries and their capacity to meet the obligations of insurance policies, and are not directed toward the protection of investors. A.M. Best assigns ratings along a scale with ratings at the top end of the scale, in the opinion of A.M. Best, possessing the strongest capacity for payment of claims, while companies at the bottom end of the scale possessing the weakest capacity.

      On August 10, 2001, A.M. Best reduced its rating of the Company’s insurance company subsidiaries from “B++” (“Very Good”) to “B” (“Fair”) and removed the Company from under review. In February 2001, the Company’s rating was lowered from “A-” (“Excellent”) to “B++” (“Very Good”) and put under review with developing implications. If the Company is unsuccessful in increasing its capital significantly in the immediate future such that its rating returns to previous levels, the downgrade could have a material adverse effect on the Company’s ability to market its insurance products, which in turn would have a material adverse effect on the Company’s financial condition, results of operations, and liquidity. The financial impact of the rating change cannot be quantified at this time. There can be no assurance that A.M. Best will not further reduce its rating of the Company’s insurance company subsidiaries in the future. See also Item 2, “Dependence on Key Programs” for a discussion of the impact of the downgrade on certain programs.

      In May 2001, Standard & Poor’s downgraded Star and its insurance company subsidiaries from an “A” to a “BB+” rating. This change in the Company’s rating was primarily the result of Standard & Poor’s concerns that the Company might fall below accepted levels of regulatory capital as measured by the NAIC’s risk based capital ratio. At the Company’s request, Standard & Poor’s no longer rates the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

NOTE 6 — Other matters

      Effective December 31, 2000, Connecticut Surety Company (“CSC”) executed a Subordinated Surplus Note with Star in the principal sum of $3.8 million. Interest earns at 9% per annum, payable quarterly beginning April 1, 2001. These loan proceeds were deposited by CSC into a trust account established for the benefit of Star in order to collateralize CSC’s reinsurance obligations under the various reinsurance agreements. This Subordinated Surplus Note, along with the other notes ($195,000 Subordinated Surplus Note and $300,000 Promissory Notes), were intended to be converted into Voting Convertible Preferred Stock of CSC, or its parent, as a part of a recapitalization of CSC, pursuant to a Letter of Intent dated December 31, 2000 between CSC, Star, and other investors. Upon obtainment of the requisite regulatory approval, it was anticipated that Star would own greater than 50% of CSC, or its parent company, if it had fully exercised its conversion rights under the Voting Convertible Preferred Stock.

      As of March 31, 2001, without the effect of the investment noted above, CSC reported capital and surplus of negative $530,000. Star, in conjunction with the Connecticut Insurance Department and the other CSC shareholders, developed the recapitalization plan described above that would have allowed CSC to continue as a going concern, subject to regulatory approval. In conjunction with its investment, Star has two seats on CSC’s board.

      During the second quarter of 2001, CSC advised the Company it was no longer able to pay surety bond claims from its cashflow, which related to reinsurance agreements in effect prior to June 1, 2000. As a result, the Company has paid surety bond claims covered under the reinsurance agreements in effect prior to June 1, 2000 from the trust account. In addition, an affiliate of CSC has suspended premium remittances to the Company on bonds currently being issued.

      On June 26, 2001, the Company was advised that certain investors had decided to no longer participate in the re-capitalization plan of CSC. In view of this decision, a hearing scheduled before Connecticut Insurance Department was adjourned and has been rescheduled for August 16, 2001, so as to provide the Company additional time to consider whether it would proceed with the re-capitalization plan of CSC. Absent a substantial infusion of capital into CSC, the Company believes CSC will be unable to meet its reinsurance and other obligations to the Company. While CSC has undertaken efforts to raise capital, it has been unsuccessful to date. In view of these events, the Company currently intends not to convert the Subordinated Surplus Note, nor other notes as described above, into Voting Convertible Preferred Stock of CSC, or its parent and currently intends to withdraw its Form A pending before the Connecticut Department of Insurance.

      The Company estimates its exposure from CSC is approximately $5.5 million at June 30, 2001 and has recorded a charge for this amount. This charge included a provision of $3.3 million for reinsurance recoverables, $1.3 million for uncollectible receivables, and $870,000 for impairment in the Subordinated Surplus Note.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Agency Operations

      The agency segment was formed in 1955 as Meadowbrook’s original business. The insurance agency primarily places commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than 50 insurance carriers from which it earns commission income. Effective July 1, 2001, the Company sold the business of Meadowbrook-Villari Agency of Florida. It is anticipated that this sale will result in a reduction of annualized agency revenue of approximately $3.2 million, but should not have a material impact on the Company’s overall results of operations. The Company recorded an impairment of approximately $850,000 in conjunction with the sale.

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

      The following table sets forth the segment results (in thousands):

	For the Six Months
	Ended June 30,

	2001	2000

Revenues:

Net earned premiums	$80,817	$71,097

Management fees	13,938	12,272

Investment income	6,954	6,387

Net realized losses on investments	(1,321)	(234)

Program business segment	100,388	89,522

Agency operations	9,160	8,744

Reconciling items	(824)	26

Intersegment revenue	(353)	(314)

Consolidated revenue	$108,371	$97,978

Pre-tax (loss) income:

Program business	$(12,320)	$2,104

Agency operations	2,937	2,386

Reconciling items	(1,811)	(3,758)

Consolidated pre-tax (loss) income	$(11,194)	$732

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	For the Quarters
	Ended June 30,

	2001	2000

Revenues:

Net earned premiums	$39,644	$37,829

Management fees	6,202	6,135

Investment income	3,459	3,603

Net realized losses on investments	(1,466)	(223)

Program business segment	47,839	47,344

Agency operations	4,274	4,469

Reconciling items	(837)	12

Intersegment revenue	(141)	(84)

Consolidated revenue	$51,135	$51,741

Pre-tax (loss) income:

Program business	$(12,947)	$1,571

Agency operations	1,367	1,270

Reconciling items	205	(1,970)

Consolidated pre-tax (loss) income	$(11,375)	$871

      The pre-tax (loss) income reconciling items represent other expenses relating to the holding company, amortization, interest expense, as well as the recorded impairment in conjunction with the sale of Meadowbrook-Villari Agency of Florida, which are not allocated among the segments.

NOTE 9 — Reclassifications

      Certain amounts in the 2000 notes to consolidated financial statements have been reclassified to conform with the 2001 presentation.

PART I — FINANCIAL INFORMATION

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

      This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of the Company’s management. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectibility of reinsurance; increased rate pressure on premiums; obtainment of certain rate increases in current market conditions; investment rate of return; changes in and adherence to insurance regulation; actions taken by regulators, rating agencies or banks; obtainment of certain processing efficiencies; changing rates of inflation; general economic conditions and other risks identified in the Company’s reports and registration statements filed with the Securities and Exchange Commission. The Company is not under any obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods ended June 30, 2001 and 2000

      Meadowbrook Insurance Group, Inc. (the “Company”) is a program-oriented risk management company specializing in alternative risk management solutions for agents, brokers, professional/ trade associations, and insureds of all sizes. The Company provides a broad array of insurance products and services through its subsidiaries. The Company owns insurance carriers, which are essential elements of the risk management process. Management defines its business segments as agency operations and program business operations based upon differences in products and services.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Overview

      Net loss for the six months ended June 30, 2001 was $7,329,000, or $0.86 per share, compared to net income of $1,019,000, or $0.12 per share, for the six months ended June 30, 2000. The net loss in 2001 reflects the impact of a $5.5 million charge related to management concerns about the financial condition of Connecticut Surety Company (“CSC”) and increased losses on several of the Company’s programs. The charge associated with CSC includes provisions of $3.3 million for unrecoverable reinsurance, $1.3 million for uncollectible receivables, and $870,000 for impairment of the investment. The results also reflect a $1.0 million provision related to balances due from HIH America Compensation & Liability Company (“HIH”), a California domiciled insurance company which was recently seized by the California Department of Insurance.

Program Business

      The following table sets forth the revenues and results from operations for program business (in thousands):

	For the Six Months
	Ended June 30,

	2001	2000

Revenues:

Net earned premiums	$80,817	$71,097

Management fees	13,938	12,272

Investment income	6,954	6,387

Net realized losses on investments	(1,321)	(234)

Total revenue	$100,388	$89,522

Pre-tax (loss) income	$(12,320)	$2,104

      Revenues from program business increased $10.9 million, or 12.1%, to $100.4 million for the six months ended June 30, 2001 from $89.5 million for the comparable period in 2000. This increase reflects 13.7% growth in net earned premiums to $80.8 million in the six months ended June 30, 2001 from $71.1 million in the comparable period in 2000, and is the result of growth in existing programs both from increasing the number of insureds and from rate increases. These increases were partially offset by the impact of the purchase of a large quota share reinsurance treaty for several workers’ compensation programs and the decline in written premium from programs previously discontinued. Management fees grew $1.6 million, or 13.6%, to $13.9 million from $12.3 million. This increase resulted from a profit sharing fee of $1.6 million relating to the good experience achieved on a loss portfolio transfer. The remaining increase in total revenue reflects a $567,000, or 8.9%, increase in investment income. This increase is the result of increased average invested assets and greater pre-tax yields on the invested asset portfolio. These revenue increases were partially offset by an $870,000 impairment charge on the CSC Subordinated Surplus Note.

      Program business generated a pre-tax loss of $12.3 million for the six months ended June 30, 2001 compared to a $2.1 million pre-tax gain for the comparable period in 2000. The growth in program business revenues was more than offset by an increase in the Company’s loss and loss adjustment expenses and operating expenses on program business. The Company’s loss and loss adjustment expense ratio was 85.3% for the six months ended June 30, 2001 compared to 75.2% for the same period last year. Included in losses for the six months ended June 30, 2001 were provisions of $3.3 million and $1.0 million for exposures on the CSC and HIH reinsurance balances due, respectively. The impact of development on prior accident year reserves was $3.3 million. The net development primarily related to programs that were discontinued in 1999 and 2000.

      The Company’s expense ratio was 35.6% for the six months ended June 30, 2001 compared to 33.4% for the comparable period in 2000. This increase reflects the reduction in programs in which the Company retains limited risk, and where the Company was receiving a ceding commission in excess of the actual expenses. In the past, this margin had the effect of reducing the expense ratio.

Agency Operations

      The following table sets forth the revenues and results from operations for agency operations (in thousands):

	For the Six Months
	Ended June 30,

	2001	2000

Revenue from agency operations	$9,160	$8,744

Pre-tax income	$2,937	$2,386

      Revenue from agency operations, which consists primarily of agency commission revenue, increased $416,000, or 4.8%, to $9.2 million for the six months ended June 30, 2001 from $8.7 million for the comparable period in 2000. Agency operations generated pre-tax income of $2.9 million for the six months ended June 30, 2001 compared to $2.4 million for the comparable period in 2000. The improvement in agency operations reflects the growth in revenue. Effective July 1, 2001, the Company sold the business of Meadowbrook-Villari Agency of Florida. It is anticipated that this sale will result in a reduction of annualized agency revenue of approximately $3.2 million, but should not have a material impact on the Company’s overall results of operations. The Company recorded an impairment of approximately $850,000 in conjunction with the sale.

Other Items

Taxes

      Federal income tax benefit for the six months ended June 30, 2001 was $3.9 million, or 34.5% of income before taxes. For the same six months last year, the Company reflected a federal income tax benefit of $287,000 on income before taxes of $732,000.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000

Overview

      Net loss for the quarter ended June 30, 2001 was $7,482,000 compared to net income of $914,000 for the quarter ended June 30, 2000. The net loss for the quarter ended June 30, 2001 primarily reflects the impact of the aforementioned $5.5 million charge related to CSC (as described in Note 6 to the Company’s unaudited consolidated financial statements) and increased losses on several of the Company’s programs.

Program Business

      The following table sets forth the revenues and results from operations for program business (in thousands):

	For the Quarters
	Ended June 30,

	2001	2000

Revenues:

Net earned premiums	$39,644	$37,829

Management fees	6,202	6,135

Investment income	3,459	3,603

Net realized losses on investments	(1,466)	(223)

Total revenue	$47,839	$47,344

Pre-tax (loss) income	$(12,947)	$1,571

      Revenues from program business increased $495,000, or 1.0%, to $47.8 million for the quarter ended June 30, 2001 from $47.3 million for the comparable period in 2000. This increase reflects a $1.8 million, or 4.8% increase in net earned premiums to $39.6 million in the quarter ended June 30, 2001 from $37.8 million in the comparable period in 2000, and is the result of growth in existing programs both from increasing the number of insureds and from rate increases. These increases were partially offset by the impact of the purchase of a quota share reinsurance treaty for several workers’ compensation programs. Management fees grew $67,000, or 1.1%, to $6.2 million from $6.1 million. These increases were partially offset by charges of $870,000 and $414,000 for impairments related to the CSC Subordinated Surplus Note and captive investments, respectively. Net investment income for the quarter ended June 30, 2001 decreased $144,000, or 4.0% from $3.6 million to $3.5 million. The pre-tax yields remained flat at 5.9%.

      Program business generated a pre-tax loss of $12.9 million for the quarter ended June 30, 2001 compared to pre-tax income of $1.6 million for the comparable period in 2000. The growth in program business revenues was fully offset by an increase in the Company’s loss and loss adjustment expense ratio and the expense ratio on program business. The Company’s loss and loss adjustment expense ratio was 92.4% for the quarter ended June 30, 2001 compared to 76.7% for the same quarter last year. Included in losses for the quarter ended June 30, 2001 was a provision of $3.3 million for the exposure on the CSC reinsurance balances due. The incurred loss and loss adjustment expenses for the quarter ended June 30, 2001 was impacted by adverse development on prior accident years of $800,000. The prior accident year development was primarily related to discontinued workers’ compensation programs. In addition, the effect of increasing the 2001 accident year loss ratio for the quarter ended June 30, 2001 was approximately $4.5 million. The increase in the 2001 accident year loss ratio reflects a higher level of reported property claims in the quarter.

      The Company’s expense ratio was 35.9% for the quarter ended June 30, 2001 compared to 32.6% for the comparable period in 2000. This increase reflects the reduction in programs in which the Company retains limited risk, and was receiving a ceding commission in excess of the actual expenses. The increase also reflects an increase in administrative and processing costs related to implementation of the Company’s internet based initiatives.

Agency Operations

      The following table sets forth the revenues and results from operations for agency operations (in thousands):

	For the Quarters
	Ended June 30,

	2001	2000

Revenue from agency operations	$4,274	$4,469

Pre-tax income	$1,367	$1,270

      Revenue from agency operations, which consists primarily of agency commission revenue, decreased $195,000, or 4.4%, to $4.3 million for the quarter ended June 30, 2001 from $4.5 million for the comparable period in 2000. Agency operations generated pre-tax income of $1.4 million for the quarter ended June 30, 2001 compared to $1.3 million for the comparable period in 2000. Effective July 1, 2001, the Company sold the business of Meadowbrook-Villari Agency of Florida. It is anticipated that this sale will result in a reduction of annualized agency revenue of approximately $3.2 million, but should not have a material impact on the Company’s overall results of operations. The Company recorded an impairment of approximately $850,000 in conjunction with the sale.

Other Items

Taxes

      Federal income tax benefit for the quarter ended June 30, 2001 was $3.9 million, or 34.2% of income before taxes. For the same quarter last year, the Company reflected a federal income tax benefit of $43,000 on income before taxes of $871,000.

Liquidity and Capital Resources

      The principal sources of funds for the Company and its subsidiaries are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, agency commissions, and management fees from the Company’s insurance subsidiaries. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. The Company generates operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and the non-regulated subsidiaries. Earnings before interest, taxes, depreciation and amortization from non-regulated subsidiaries were approximately $9.0 million and $7.3 million for the six months ended June 30, 2001 and 2000, respectively.

      Cash flows provided by operating activities for the six months ended June 30, 2001 were $6.5 million, which compares to $16.5 million of cash flows provided by operating activities for the comparable period in 2000. The decrease in cash from operations reflects an increase in paid claims and underwriting-related expenses. In addition, as noted previously, the Company purchased a large quota share reinsurance treaty for several workers’ compensation programs. The Company has an unsecured line of credit totaling $48.0 million, of which $47.5 million was outstanding at June 30, 2001. The Company drew on this line of credit primarily to consummate the acquisitions made during 1997 through 1999. The Company also uses the line of credit periodically to fund operating expenses of the non-regulated subsidiaries.

      At December 31, 2000, the Company was obligated to reduce the credit line to $33 million by April 30, 2001. In May 2001, the Company received a permanent waiver of this obligation to reduce the credit line. Concurrent with the permanent waiver, the Company and its banks agreed to waive all prior covenant violations of the existing loan agreement and establish new covenants related to statutory surplus, GAAP net worth, fixed charge coverage, net and gross premium ratios and a minimum A.M. Best rating. In addition, the Company agreed to a revised pay down schedule and an interest rate that increases one-quarter point every two months beginning June 1, 2001 until the facility is paid down to $33 million. Pursuant to the revised pay down schedule, proceeds from capital raising efforts, including any sales of non-regulated subsidiaries, must first be used to reduce the loan commitment from $48 million to $33 million. Half of any proceeds in excess of $15 million from sales of non-regulated subsidiaries must be used to further reduce the loan commitment. If there have been no required or voluntary reductions in the loan facility prior to September 30, 2001, the Company is required to begin reducing the loan commitment by $5 million per quarter until the facility is paid in full, expires in August 2002, is renegotiated or extended. As of the current date, the Company does not have, and may not have, the liquidity in the non-regulated subsidiaries to make the required $5.0 million payment on September 30, 2001. On July 5, 2001, the banks provided a waiver to the Company allowing all of the proceeds from the sale of Meadowbrook-Villari Agency of Florida, to be contributed to the surplus of the Company’s insurance subsidiaries.

      As of June 30, 2001, the Company was in violation of several covenants. Specifically, the recent A.M. Best downgrade to “B” (“Fair”) caused the Company to be below the minimum “B+” (“Very Good”) required rating in the loan agreement. In addition, the Company is below minimum shareholders’ equity requirements, and is above maximum debt to total capital requirements. Also, under the provisions of the loan agreement, the Company is precluded from paying dividends to shareholders while it is in default. The Company intends to seek approval to pay the third quarter dividend, however, there can be no assurance the approval will be received. The Company remains current on its debt service obligations.

      Under the terms of the amended agreement, due to the covenant violations, the banks have the right to terminate the revolving credit facility and demand full and immediate repayment. If such repayment is required, the Company currently does not have sufficient cash to repay the bank loan. The Banks have not expressed a current intent to require immediate repayment, and while the Banks and the Company continue to discuss new terms or an agreeable timetable, there can be no assurances that the Banks will not require such repayment. As part of the loan agreement, the Company pledged the stock of its non-regulated subsidiaries as collateral in the event of a default. Should the bank exercise this right to sell the Company’s non-regulated subsidiaries, the cash generated may be insufficient to repay the debt. While the Banks have not expressed a current intent to exercise that right, there can be no assurances that they will not exercise their right.

      The Banks have taken no formal action to date with respect to this line of credit. As noted elsewhere, the Company has retained Goldman Sachs to review its strategic and capital raising alternatives. A portion of any capital received will likely be used to pay down the outstanding balances on the credit facility. No assurance can be given that these capital raising efforts will be successful.

      Shareholders’ equity was $78.8 million, or $9.26 per common share, at June 30, 2001 compared to $86.0 million, or $10.10 per common share, at December 31, 2000. The decrease in shareholders’ equity during the six months ended June 30, 2001 reflects the Company’s net loss and shareholders’ dividends, net of unrealized appreciation on available for sale securities. Changes in shareholders’ equity related to the unrealized values of underlying portfolio investments have been and will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

      A significant portion of the Company’s consolidated assets represent assets of the Company’s insurance subsidiaries that cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its insurance subsidiaries is limited by Michigan regulatory guidelines, which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s policyholders’ surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined insurance companies’ surplus. Based upon the 2000 statutory financial statements, Star may not pay any dividend to the Company during 2001 without prior approval of the Michigan Commissioner of Insurance. Star’s earned surplus position at December 31, 2000 was negative $25.9 million. At June 30, 2001, earned surplus was negative $36.2 million. No statutory dividends were paid in 2000 and 1999.

Dependence on Key Programs

      The Company provides alternative risk management products and services to certain large client groups and associations and then markets them to their individual members. For the six months ended June 30, 2001, the Company’s top four programs accounted for 35.8% of the Company’s total net earned premium. The loss or cancellation of any of the Company’s significant programs by the relevant client groups, or the general availability of commercial market coverage to members of such groups on more favorable terms than provided under the Company’s programs, could have a material adverse effect on the Company’s results of operations.

Some of the Company’s clients require its insurance companies to retain an “A-” (“Excellent”) or better A.M. Best rating. As noted previously, the Company was recently downgraded to “B”(“Fair”) by A.M. Best. The impact of this downgrade may have a material adverse impact on the Company’s ability to market its insurance products. If the Company is unsuccessful in increasing its capital significantly in the immediate future, and its rating remains at the current level, certain programs and insureds may seek insurance carriers with higher ratings. While, the financial impact of this rating action cannot be quantified at this time, this downgrade may result in either a loss of clients or a requirement to seek another insurance company with an A.M. Best rating of “A-” (“Excellent”) or better as a fronting or policy-issuing company. There are costs associated with providing the Company’s insureds with access to a fronting company that likely cannot be recouped. There can be no assurance that A.M. Best Company will not further reduce its rating of the Company’s insurance company subsidiaries in the future.

New Accounting Pronouncements

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS No. 137 and 138). As the Company does not customarily use derivative instruments, the impact of adoption was immaterial to the results of operations or financial position of the Company.

      The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 141 “Business Combinations”. SFAS No. 141 eliminates the “pooling-of-interests” method for business combinations initiated after June 30, 2001. The Company does not anticipate the adoption of SFAS No. 141 will have a material effect to the results of operations or financial position of the Company.

      FASB has issued SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting January 1, 2002 or thereafter, eliminates the amortization of goodwill. In addition, goodwill would be separately tested for impairment using a fair-value based approach. The Company has not yet determined the impact that SFAS No. 142 will have on its consolidated financial statements and expects to implement it in 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes since December 31, 2000 Annual Report on Form 10-K.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The information required by this item is included under “Note 7” of the Company’s Form 10-Q for the six months ended June 30, 2001, which is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 21, 2001, the Company held its Annual Meeting of Shareholders (“Annual Meeting”) to consider and act upon the following proposals: (1) the election of four (4) members of the Board of Directors of the Company; and (2) ratification of the appointment of the Company’s independent accountants, PricewaterhouseCoopers, LLP.

      The following Directors were up for election at the Annual Meeting: (1) Merton J. Segal; (2) David K. Page; (3) Joseph S. Dresner; and (4) Herbert Tyner. The shareholders re-elected the Directors at the Annual Meeting; and therefore, each shall continue in office. The vote tabulation for each Director was as follows: (1) Merton J. Segal — 7,593,365 in favor and 66,405 withheld; (2) David K. Page — 7,590,172 in favor and 69,598 withheld; (3) Joseph S. Dresner — 7,590,022 in favor and 69,748 withheld; and (4) Herbert Tyner — 7,589,722 in favor and 70,048 withheld.

      The shareholders ratified the appointment of PricewaterhouseCoopers, LLP by a vote of 7,651,094 in favor, 7,062 against and 1,614 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)  The following documents are filed as part of this Report:

Exhibit
No.	Description

10.23	Employment Contract between the Company and Robert S. Cubbin dated June 1, 2001
10.24	Asset Purchase Agreement dated July 5, 2001 by and among Brown &Brown, Inc., Meadowbrook of Florida, Inc., and Meadowbrook, Inc.
10.25	Employment Contract between the Company and Merton J. Segal dated June 1, 2001.
10.26	Employment Contract between the Company and Michael G. Costello dated June 1, 2001.
11	Statement re computation of per share earnings
23	Awareness Letter

(B)	Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ JEFFREY H. KOENIG

Executive Vice President and
Chief Financial Officer

Dated: August 14, 2001

EXHIBIT INDEX

Exhibit
No.	Description

10.23	Employment Agreement between the Company and Robert S. Cubbin dated June 1, 2001.
10.24	Asset Purchase Agreement dated July 5, 2001 by and among Brown &Brown, Inc., Meadowbrook of Florida, Inc., and Meadowbrook, Inc.
10.25	Employment Contract between the Company and Merton J. Segal dated June 1, 2001.
10.26	Employment Contract between the Company and Michael G. Costello dated June 1, 2001.
11	Statement re: computation on per share earnings
23	Awareness Letter