Form 10-Q
period 2001-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2001-11-14
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-14094

MEADOWBROOK INSURANCE GROUP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-2626206
(State of Incorporation)	(IRS Employer Identification No.)

26600 Telegraph Road, Southfield, Michigan 48034

(Address, zip code of principal executive offices)

(Registrant’s telephone number, including area code): (248) 358-1100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No  ☐

     The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 13, 2001 was 8,512,194.

Page

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income (unaudited)	3-4

Consolidated Statements of Comprehensive Income (unaudited)	5-6

Condensed Consolidated Balance Sheets (unaudited)	7

Condensed Consolidated Statements of Cash Flows (unaudited)	8

Notes to Consolidated Financial Statements (unaudited) and Management Representation	9-16

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-23

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS	24

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	24

SIGNATURES	25

PART 1 — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30,
(Unaudited)

	2001	2000

	(in thousands)

Revenues:

Net premium earned	$121,490	$118,874

Net commissions and fees	31,305	30,589

Net investment income	10,634	10,028

Net realized losses on investments	(1,663)	(205)

Total revenues	161,766	159,286

Expenses:

Net loss and loss adjustment expenses	94,970	84,791

Salaries and employee benefits	33,456	31,609

Other operating expenses	40,448	37,015

Interest on notes payable	3,573	3,895

Total expenses	172,447	157,310

(Loss) income before income taxes	(10,681)	1,976

Federal income tax (benefit) expense	(3,652)	249

Net (loss) income	$(7,029)	$1,727

Earnings per share:

Basic	$(0.83)	$0.20

Diluted	$(0.83)	$0.20

Weighted average number of common shares outstanding:

Basic	8,512,183	8,511,776

Diluted	8,512,183	8,511,776

The accompanying notes are an integral part of the consolidated financial statements.

PART 1 — FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarter Ended September 30,
(Unaudited)

	2001	2000

	(in thousands)

Revenues:

Net premium earned	$40,673	$47,777

Net commissions and fees	8,560	9,887

Net investment income	3,654	3,666

Net realized gains (losses) on investments	508	(22)

Total revenues	53,395	61,308

Expenses:

Net loss and loss adjustment expenses	30,357	33,679

Salaries and employee benefits	10,170	10,611

Other operating expenses	11,264	14,497

Interest on notes payable	1,091	1,277

Total expenses	52,882	60,064

Income before income taxes	513	1,244

Federal income tax expense	213	536

Net income	$300	$708

Earnings per share:

Basic	$0.04	$0.08

Diluted	$0.04	$0.08

Weighted average number of common shares outstanding:

Basic	8,512,194	8,512,008

Diluted	8,512,194	8,512,008

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30,
(Unaudited)

	2001	2000

	(in thousands)

Net (loss) income	$(7,029)	$1,727

Other comprehensive income, net of tax:

Unrealized gains on securities	5,050	1,319

Less: reclassification adjustment for (gains) losses included in net income	(405)	135

Other comprehensive income, net of tax	4,645	1,454

Comprehensive (loss) income	$(2,384)	$3,181

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarter Ended September 30,
(Unaudited)

	2001	2000

	(in thousands)

Net income	$300	$708

Other comprehensive income, net of tax:

Unrealized gains on securities	4,417	1,575

Less: reclassification adjustment for (gains) losses included in net income	(432)	14

Other comprehensive (loss) income, net of tax	3,985	1,589

Comprehensive income	$4,285	$2,297

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2001	December 31,
	(Unaudited)	2000

	(in thousands,
	except share data)

ASSETS

Cash and invested assets:

Debt securities available for sale, at fair value (cost of $198,291 and $164,685)	$206,118	$166,790

Equity securities available for sale, at fair value (cost of $2,918 and $16,445)	4,270	16,455

Cash and cash equivalents	36,926	56,838

Total cash and invested assets	247,314	240,083

Premiums and agent balances receivable	80,479	79,121

Reinsurance recoverable on paid and unpaid losses	198,840	185,387

Prepaid reinsurance premiums	45,976	55,854

Deferred policy acquisition costs	13,273	6,624

Intangible assets	29,442	35,946

Other assets	72,960	58,168

Total assets	$688,284	$661,183

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Reserve for losses and loss adjustment expenses	$374,351	$341,824

Unearned premiums	104,412	94,142

Debt	54,205	53,013

Reinsurance funds held and balances payable	25,969	38,171

Other liabilities	46,727	48,058

Total liabilities	605,664	575,208

Commitments and contingencies (note 7)

Shareholders’ Equity:

Common stock, $.01 par value; authorized 30,000,000 shares: 8,512,194 and 8,512,008 shares issued and outstanding	85	85

Additional paid-in capital	67,762	67,928

Retained earnings	9,514	17,309

Note receivable from officer	(811)	(772)

Accumulated other comprehensive income	6,070	1,425

Total shareholders’ equity	82,620	85,975

Total liabilities and shareholders’ equity	$688,284	$661,183

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Unaudited)

	2001	2000

	(in thousands)

Net cash (used in) provided by operating activities	$(5,129)	$27,678

Cash flows (used in) provided by investing activities:

Purchase of debt securities available for sale	(105,190)	(56,665)

Purchase of equity securities available for sale	(450)	(669)

Proceeds from sale of debt securities available for sale	72,481	46,186

Proceeds from sale of equity securities available for sale	13,715	931

Other investing activities	2,752	(2,821)

Net cash used in investing activities	(16,692)	(13,038)

Cash flows provided by (used in) financing activities:

Net proceeds from (payments of) bank loan	1,192	(6,678)

Dividends paid on common stock	(766)	(766)

Other financing activities	1,483	(2,022)

Net cash provided by (used in) financing activities	1,909	(9,466)

(Decrease) increase in cash and cash equivalents	(19,912)	5,174

Cash and cash equivalents, beginning of period	56,838	23,713

Cash and cash equivalents, end of period	$36,926	$28,887

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

      The consolidated financial statements reflect all normal recurring adjustments, which were, in the opinion of management, necessary to present a fair statement of the results for the interim quarters. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results expected for the full year.

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

      The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 141 “Business Combinations”. SFAS No. 141 eliminates the “pooling-of-interests” method for business combinations initiated after June 30, 2001. The Company does not anticipate the adoption of SFAS No. 141 will have a material effect to the result of operations or financial position of the Company.

      FASB has issued SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting January 1, 2002 or thereafter, eliminates the amortization of goodwill. In addition, goodwill would be separately tested for impairment using a fair-value based approach. The Company has not yet determined the impact that SFAS No. 142 will have on its consolidated financial statements and will implement it in 2002.

      FASB has issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144, for periods starting January 1, 2002 or thereafter, clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. Significant changes include 1) establishing criteria beyond those previously specified in existing literature for determining when a long-lived asset is held for sale, and 2) requiring when the depreciable life of a long-lived asset to be abandoned is revised. These provisions could be expected to have the general effect of reducing or delaying recognition of future impairment losses on assets to be disposed, offset by higher depreciation during the remaining holding period. However, management does not expect the adoption of this standard to have a significant impact on the Company’s 2002 financial results. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than only a segment of a business).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

      At September 30, 2001, the Company had reinsurance recoverables for paid and unpaid losses of $198.8 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through Funds Withheld Trusts or Letters of Credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A++” (“Superior”) A.M. Best Company (“A.M. Best”) rating and accounts for 14.6% of the total recoverable for paid and unpaid losses.

      During the nine months ended September 30, 2001, the Company recorded a provision of $1.3 million related to balances due from HIH America Compensation & Liability Company (“HIH”), a California domiciled insurance company, which was seized by the California Department of Insurance.

      During the nine months ended September 30, 2001, the Company recorded a provision of $4.5 million related to balances due from Connecticut Surety Company, of which $3.5 million was related to reinsurance recoverable balances. See Note 6 for additional information.

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

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive or rent-a-captive reinsurers, large deductible programs, indemnification agreements and on the portion of risk exposure either ceded to the captives or retained by the client. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company when entering into and renewing risk-sharing programs. The Company typically collateralizes balances due from its risk-sharing partners through Funds Withheld Trusts or Letters of Credit. Although to date the Company has not experienced any material difficulties in collecting balances from its risk-sharing partners, the Company does have concerns about the ultimate collectibility of certain of these balances. Consequently, the Company has an allowance of $3.6 million for balances due from certain marginally capitalized risk-sharing partners in the event they are unable or unwilling to meet their contractual obligations. These balances are monitored and are evaluated for adequacy on at least a quarterly basis. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet those obligations which are not collateralized.

NOTE 4 — Line of Credit

      The Company has a line of credit totaling $48.0 million, of which $47.5 million was outstanding at September 30, 2001. The Company drew on this line of credit primarily to consummate the acquisitions made during 1997 through 1999. The Company also uses the line of credit periodically to fund operating expenses of the non-regulated subsidiaries and to make investments with the regulated subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

      At December 31, 2000, the Company was obligated to reduce the credit line to $33 million by April 30, 2001. In May 2001, the Company received a permanent waiver of this obligation to reduce the credit line. Concurrent with the permanent waiver, the Company and its banks agreed to waive all prior covenant violations of the existing loan agreement and establish new covenants related to statutory surplus, GAAP net worth, fixed charge coverage, net and gross premium ratios and a minimum A.M. Best rating. In addition, the Company agreed to a revised pay down schedule and an interest rate that increases one-quarter point every two months beginning June 1, 2001 until the facility is paid down to $33 million. Pursuant to the revised pay down schedule, proceeds from capital raising efforts, including any sales of non-regulated subsidiaries, must first be used to reduce the loan commitment from $48 million to $33 million. Half of any proceeds in excess of $15 million from sales of non-regulated subsidiaries must be used to further reduce the loan commitment. As disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2001, the banks provided a waiver to the Company allowing all of the proceeds from the sale of Meadowbrook-Villari Agency to be contributed to the surplus of the Company’s insurance subsidiaries. If there were no required or voluntary reductions in the loan facility prior to September 30, 2001, the Company was required to begin reducing the loan commitment by $5.0 million per quarter until the facility is either paid in full, expires on August 2002, and renegotiated or extended. The scheduled payment of $5.0 million due on September 30, 2001 was not made.

      The Company may not have the liquidity in the non-regulated subsidiaries to make the remaining quarterly payments. The Company is continuing its capital raising efforts and continuing negotiation with the banks to reset the covenants.

      As of September 30, 2001, the Company was in violation of several covenants. Specifically, the A.M. Best downgrade to “B”(“Fair”) (See Note 5 — Regulatory Matters and Rating Agencies for further discussion) caused the Company to be below the minimum “B+” (“Very Good”) rating required in the loan agreement. In addition, the Company is below minimum statutory surplus and shareholders’ equity requirements, and is above maximum debt to total capital requirements. Also, under the provisions of the loan agreement, the Company, while in default, is precluded, from paying dividends to shareholders without prior approval. The Board of Directors did not declare a dividend for the quarter ended September 30, 2001.

      Under the terms of the credit agreement, due to the covenant violations, the banks have the right to terminate the revolving credit facility and demand full and immediate repayment. If such repayment is required, the Company currently does not have sufficient cash to repay the banks loan. The banks have not expressed a current intent to require immediate repayment, and while the banks and the Company continue to discuss new terms or an agreeable timetable, there can be no assurances that the banks will not require such repayment. As part of the loan agreement, the Company pledged the stock of its non-regulated subsidiaries as collateral. In the event of a default, the banks have the right to sell the Company’s non-regulated subsidiaries. The cash generated may be insufficient to repay the debt. While the banks have not expressed a current intent to exercise these rights, there can be no assurances that they will not exercise their rights. The banks have taken no formal action to date with respect to this line of credit.

      The Company has retained Goldman, Sachs & Co. (“Goldman Sachs”) to review its strategic and capital raising alternatives. A portion of any capital received will likely be used to pay down all or a portion of the outstanding balances on the credit facility. No assurance can be given that these capital raising efforts will be successful.

NOTE 5 — Regulatory Matters and Rating Agencies

      A significant portion of the Company’s consolidated assets represent assets of the Company’s insurance subsidiaries that cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its insurance subsidiaries is dictated by Michigan regulatory guidelines, which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

income (excluding realized capital gains) or ten percent of the insurance company’s policyholders’ surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star Insurance Company (“Star”) is the parent insurance company, its maximum dividend calculation represents the combined insurance companies’ surplus. Based upon the 2000 statutory financial statements, Star may not pay any dividends to the Company during 2001 without prior approval of the Michigan Commissioner of Insurance. Star’s earned surplus position at December 31, 2000 was negative $25.9 million. At September 30, 2001 earned surplus was negative $36.7 million. No statutory dividends were paid in 2000 and 1999.

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

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios) which are evaluated by regulators and rating agencies. The Company’s target for gross and net written premium to statutory surplus are 3 to 1 and 2 to 1, respectively. Due primarily to large net losses in 2000 and in the first half of 2001, statutory surplus has diminished to a level where the premium leverage ratios as of September 30, 2001, on a consolidated basis, were 6.5 to 1 and 3.0 to 1 on a gross and net written premium basis, respectively.

      The Company has received inquiries from various state regulators requesting additional information concerning the Company’s financial condition. The losses, adverse trends and uncertainties discussed in this report have been and continue to be reviewed by the domiciliary state and other insurance regulators of the Company’s insurance subsidiaries. The Company has submitted a business plan to reduce its current leverage ratios and is working closely with the Michigan Office of Financial and Insurance Services (“OFIS”) to monitor its progress. While the Company has been unsuccessful in sufficiently reducing its premium leverage ratios, gross and net written premium have declined in each of the previous two quarters. As noted elsewhere, additional capital from sources outside the Company will be necessary to assist in bringing the leverage ratios back into line more quickly. Continued reductions in premium writings may also be required. If the regulators determine that the Company has made insufficient progress towards reducing its leverage ratios, they may take action at any time. While the regulators have taken no actions to date, these actions could include requiring the Company to propose steps to correct the capital deficiency, requiring a further reduction in permitted premium writings, or placing the Company under regulatory control.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

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

      On August 10, 2001, A.M. Best reduced its rating of the Company’s insurance company subsidiaries from “B++” (“Very Good”) to “B” (“Fair”) and removed the Company from under review. In February 2001, the Company’s rating was lowered from “A-” (“Excellent”) to “B++” (“Very Good”) and put under review with developing implications. If the Company is unsuccessful in increasing its capital significantly in the immediate future, the downgrade could have a material adverse effect on the Company’s ability to market its insurance products, which in turn would have a material adverse effect on the Company’s financial condition, results of operations, and liquidity. The financial impact of the rating change cannot be quantified at this time. There can be no assurance that A.M. Best will not further reduce its rating of the Company’s insurance company subsidiaries in the future. See also Item 2, “Dependence on Key Programs” for a discussion of the impact of the downgrade on certain programs.

      In May 2001, Standard & Poor’s downgraded Star and its insurance company subsidiaries from an “A” to a “BB+” rating. This change in the Company’s rating was primarily the result of Standard & Poor’s concerns that the Company might fall below acceptable levels of regulatory capital as measured by the NAIC’s risk based capital ratio. At the Company’s request, Standard & Poor’s no longer rates the Company.

NOTE 6 — Other Matters

      Effective December 31, 2000, Connecticut Surety Company (“CSC”) executed a Subordinated Surplus Note to one of the Company’s insurance company subsidiaries, Star Insurance Company, (“Star”) in the principal sum of $3.8 million. Interest accrues at 9% per annum, payable quarterly beginning April 1, 2001. These loan proceeds were deposited by CSC into a trust account established for the benefit of Star in order to collateralize CSC’s reinsurance obligations under the various reinsurance agreements. This Subordinated Surplus Note, along with the other notes ($195,000 Subordinated Surplus Note and $300,000 Promissory Notes), were intended to be converted into Voting Convertible Preferred Stock of CSC, or its parent, as a part of a recapitalization of CSC, pursuant to a Letter of Intent dated December 31, 2000 between CSC, Star, and other investors. Upon obtaining the requisite regulatory approval, it was anticipated that Star would own greater than 50% of CSC, or its parent company, if it had fully exercised its conversion rights under the Voting Convertible Preferred Stock.

      The Company believes CSC may be unable to meet all of its reinsurance and other obligations to the Company. While CSC has undertaken efforts to raise capital, it has been unsuccessful to date. The Company has not converted the Subordinated Surplus Note, nor other notes as described above, into Voting Convertible Preferred Stock of CSC, or its parent and has withdrawn its Form A pending before the Connecticut Department of Insurance.

      As of March 31, 2001, without the effect of the investment noted above, CSC reported capital and surplus of negative $530,000. As of June 30, 2001, the Company had no facts to indicate that CSC’s capital and surplus position had materially improved. In view of CSC’s lack of apparent improvement in capital and surplus, its inability to pay surety bond claims from its’ cash flow, which related to reinsurance agreements in effect prior to June 1, 2000, and its suspension of premium remittances on bonds currently issued, the Company recorded a charge of $5.5 million at June 30, 2001.

      During the third quarter of 2001, CSC reported statutory capital and surplus of $5.6 million for the period ending June 30, 2001, and remitted a portion of premiums past due to the Company and is current on recent premiums.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

      In view of these developments, the Company reduced its allowance to $4.5 million. This allowance includes a provision of $3.5 million for reinsurance recoverables, $118,000 for uncollectible receivables, and $870,000 for impairment in the Subordinated Surplus Note.

      During the third quarter of 2001, two (2) of the Company’s executives resigned from CSC’s Board of Directors.

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

Agency Operations

      The agency segment was formed in 1955 as Meadowbrook’s original business. The insurance agency primarily places commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than 50 insurance carriers from which it earns commission income. Effective July 1, 2001, the Company sold the business of Meadowbrook-Villari Agency of Florida. It is anticipated that this sale will result in a reduction of annualized agency revenue of approximately $3.2 million, but should not have a material impact on the Company’s overall results of operations. The Company recorded a capital loss of approximately $989,000 in conjunction with the sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

      The following table sets forth the segment results (in thousands):

	For the Nine Months
	Ended September 30,

	2001	2000

Revenues:

Net earned premiums	$121,490	$118,874

Management fees	19,561	18,369

Investment income	10,595	9,954

Net realized losses on investments	(674)	(170)

Program business segment	150,972	147,027

Agency operations	12,207	12,669

Reconciling items	(951)	39

Intersegment revenue	(462)	(449)

Consolidated revenue	$161,766	$159,286

Pre-tax (loss) income:

Program business	$(8,446)	$4,421

Agency operations	3,998	3,088

Reconciling items	(6,233)	(5,533)

Consolidated pre-tax (loss) income	$(10,681)	$1,976

	For the Quarters
	Ended September 30,

	2001	2000

Revenues:

Net earned premiums	$40,673	$47,777

Management fees	5,623	6,097

Investment income	3,641	3,567

Net realized losses on investments	647	64

Program business segment	50,584	57,505

Agency operations	3,047	3,930

Reconciling items	(127)	13

Intersegment revenue	(109)	(140)

Consolidated revenue	$53,395	$61,308

Pre-tax (loss) income:

Program business	$3,874	$2,317

Agency operations	1,061	702

Reconciling items	(4,422)	(1,775)

Consolidated pre-tax (loss) income	$513	$1,244

      The pre-tax (loss) income reconciling items represent other expenses relating to the holding company, amortization, interest expense, as well as the recorded capital loss in conjunction with the sale of Meadowbrook-Villari Agency, which are not allocated among the segments.

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

PART I—FINANCIAL INFORMATION

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods ended September 30, 2001 and 2000

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Overview

      Net loss for the nine months ended September 30, 2001 was ($7.0) million, or ($0.83) per share, compared to net income of $1.7 million, or $0.20 per share, for the nine months ended September 30, 2000. The net loss in 2001 reflects the impact of a $4.5 million charge related to management concerns about the financial condition of Connecticut Surety Company (“CSC”) and increased losses on several of the Company’s programs. The charge associated with CSC includes provisions of $3.5 million for unrecoverable reinsurance, $118,000 for uncollectible receivables, and $870,000 for impairment of the investment. The results also reflect a $1.3 million provision related to balances due from HIH America Compensation & Liability Company (“HIH”), a California domiciled insurance company which was recently seized by the California Department of Insurance.

Program Business

      The following table sets forth the revenues and results from operations for program business (in thousands):

	For the Nine Months
	Ended September 30,

	2001	2000

Revenues:

Net earned premiums	$121,490	$118,874

Management fees	19,561	18,369

Investment income	10,595	9,954

Net realized losses on investments	(674)	(170)

Total revenue	$150,972	$147,027

Pre-tax (loss) income	$(8,446)	$4,421

      Revenues from program business increased $3.9 million, or 2.7%, to $151.0 million for the nine months ended September 30, 2001 from $147.0 million for the comparable period in 2000. This increase reflects 2.2% growth in net earned premiums to $121.5 million in the nine months ended September 30, 2001 from $118.9 million in the comparable period in 2000, and is the result of growth in existing programs both from increasing the number of insureds and from rate increases. These increases were partially offset by the impact of the purchase of a large quota share reinsurance treaty for several workers’ compensation programs and the decline in written premium from programs previously discontinued. Management fees grew $1.2 million, or 6.5%, to $19.6 million from $18.4 million. This increase resulted from a profit sharing fee of $1.6 million relating to the good experience achieved on a loss portfolio transfer and new business growth of $650,000, which amounts were partially offset by discontinued managed programs. The remaining increase in total revenue reflects a $137,000, or 1.4%, increase in investment income. This increase is the result of increased average invested assets and greater pre-tax yields on the invested asset portfolio. These revenue increases were partially offset by an $870,000 impairment charge on the CSC investments.

      Program business generated a pre-tax loss of ($8.4) million for the nine months ended September 30, 2001 compared to a $4.4 million pre-tax gain for the comparable period in 2000. The growth in program business revenues was more than offset by an increase in the Company’s loss and loss adjustment expenses and operating expenses on program business. The Company’s loss and loss adjustment expense ratio was 82.9% for the nine months ended September 30, 2001 compared to 74.7% for the same period last year. Included in losses for the nine months ended September 30, 2001 were provisions of $3.5 million and $1.3 million for exposures on the CSC and HIH reinsurance balances due, respectively. The impact of development on prior accident year reserves was $2.7 million for the nine months ended September 30, 2001. The net development primarily related to programs that were discontinued in 1999 and 2000.

      The Company’s expense ratio was 35.6% for the nine months ended September 30, 2001 compared to 33.0% for the comparable period in 2000. This increase reflects the reduction in programs in which the Company retains limited risk, and where the Company was receiving a ceding commission in excess of the actual expenses. In the past, this margin had the effect of reducing the expense ratio.

Agency Operations

      The following table sets forth the revenues and results from operations for agency operations (in thousands):

	For the Nine Months
	Ended September 30,

	2001	2000

Revenue from agency operations	$12,207	$12,669

Pre-tax income	$3,998	$3,088

      Revenue from agency operations, which consists primarily of agency commission revenue, decreased $462,000, or 3.6%, to $12.2 million for the nine months ended September 30, 2001 from $12.7 million for the comparable period in 2000. This decrease reflects the sale of the Meadowbrook-Villari Agency. Excluding the impact of this sale, agency revenue would have increased 2.0%. Agency operations generated pre-tax income of $4.0 million for the nine months ended September 30, 2001 compared to $3.1 million for the comparable period in 2000. The improvement in agency operations reflects the growth in revenue (excluding the sale of Meadowbrook Villari) and the sale of the Meadowbrook-Villari Agency. Effective July 1, 2001, the Company sold the business of Meadowbrook-Villari Agency. It is anticipated that this sale will result in a reduction of annualized agency revenue of approximately $3.2 million, but should not have a material impact on the Company’s overall results of operations. The Company recorded a capital loss of approximately $989,000 in conjunction with the sale.

Other Items

Taxes

      Federal income tax benefit for the nine months ended September 30, 2001 was $3,652,000, or 34.2% of loss before taxes. For the same nine months last year, the Company reflected a federal income tax expense of $249,000 on income before taxes of $1,976,000. The increase in the effective tax rate primarily reflects the reduction in tax-exempt investments.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

Overview

      Net income for the quarter ended September 30, 2001 was $300,000 compared to net income of $708,000 for the quarter ended September 30, 2000.

Program Business

      The following table sets forth the revenues and results from operations for program business (in thousands):

	For the Quarters
	Ended September 30,

	2001	2000

Revenues:

Net earned premiums	$40,673	$47,777

Management fees	5,623	6,097

Investment income	3,641	3,567

Net realized gains on investments	647	64

Total revenue	$50,584	$57,505

Pre-tax income	$3,874	$2,317

      Revenues from program business decreased $6.9 million, or 12.0%, to $50.6 million for the quarter ended September 30, 2001 from $57.5 million for the comparable period in 2000. This decrease reflects a $7.1 million, or 14.9% decrease in net earned premiums to $40.7 million in the quarter ended September 30, 2001 from $47.8 million in the comparable period in 2000, and reflects a $8.7 million reduction in net earned premium associated with the purchase of a quota share reinsurance treaty for several workers’ compensation, a decrease in earned premium of $4.7 million related to previously discontinued programs, which amounts were offset by growth in existing programs both from increasing the number of insureds and from rate increases. Management fees decreased $474,000, or 7.8%, to $5.6 million from $6.1 million, primarily related to claims fees. Net investment income for the quarter ended September 30, 2001 increased $657,000, or 18.1% from $3.6 million to $4.3 million. This growth reflects the increase in average invested assets. The pre-tax yields remained flat at 5.8%.

      Program business generated pre-tax income of $3.9 million for the quarter ended September 30, 2001 compared to pre-tax income of $2.3 million for the comparable period in 2000. The growth in program business revenues was fully offset by an increase in the Company’s loss and loss adjustment expense ratio and the expense ratio on program business. The Company’s loss and loss adjustment expense ratio was 78.1% for the quarter ended September 30, 2001 compared to 73.3% for the same quarter last year. As indicated in footnote 3 of the consolidated financial statements, the Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners. At the end of each quarter an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. This quarter, the review concluded that while certain programs required an increase in the allowance due to loss results, other programs experienced better than expected loss results, payments were received from the risk-sharing partner or the review of the risk-sharing partners’ financial condition revealed an improved prospect for collectibility. As a result, exposure allowances decreased from $5.7 million at June 30, 2001 to $3.6 million at September 30, 2001. The allowance for HIH increased $300,000 from $1.0 million at June 30, 2001 to $1.3 million at September 30, 2001. These changes had a net effect of reducing incurred loss and loss adjustment expense by $1.8 million for the quarter ended September 30, 2001. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet those obligations which are not collateralized.

      In addition, incurred loss and loss adjustment expenses were impacted by favorable development on prior accident years of $650,000 in the quarter ended September 30, 2001. Also, the effect of increasing the 2001 accident year loss ratio for the quarter ended September 30, 2001 was approximately $2.0 million. The increase in the 2001 accident year loss ratio reflects a higher level of claims activity in commercial automobile liability business, which is primarily in two discontinued programs.

      The Company’s expense ratio was 35.6% for the quarter ended September 30, 2001 compared to 32.3% for the comparable period in 2000. This increase reflects the reduction in programs in which the Company retains limited risk, and was receiving a ceding commission in excess of the actual expenses. The increase also reflects an increase in administrative and processing costs related to implementation of the Company’s internet based initiatives.

Agency Operations

      The following table sets forth the revenues and results from operations for agency operations (in thousands):

	For the Quarters
	Ended September 30,

	2001	2000

Revenue from agency operations	$3,047	$3,930

Pre-tax income	$1,061	$702

      Revenue from agency operations, which consists primarily of agency commission revenue, decreased $883,000, or 22.5%, to $3.0 million for the quarter ended September 30, 2001 from $3.9 million for the comparable period in 2000. This decrease primarily reflects the sale of Meadowbrook Villari. Agency operations generated pre-tax income of $1.0 million for the quarter ended September 30, 2001 compared to $702,000 for the comparable period in 2000. Effective July 1, 2001, the Company sold the business of Meadowbrook-Villari Agency of Florida. It is anticipated that this sale will result in a reduction of annualized agency revenue of approximately $3.2 million, but should not have a material impact on the Company’s overall results of operations. The Company recorded a capital loss of approximately $989,000 in conjunction with the sale, primarily in the second quarter of 2001.

Other Items

Taxes

      Federal income tax expense for the quarter ended September 30, 2001 was $213,000, or 41.5% of income before taxes. For the same quarter last year, the Company reflected a federal income tax expense of $536,000 on income before taxes of $1.2 million. The increase in the effective tax rate primarily reflects the reduction in tax-exempt investments.

Liquidity and Capital Resources

      The principal sources of funds for the Company and its subsidiaries are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, agency commissions, and management fees from the Company’s insurance subsidiaries. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. The Company generates operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and the non-regulated subsidiaries. Earnings before interest, taxes, depreciation and amortization from non-regulated subsidiaries were approximately $10.1 million and $6.3 million for the nine months ended September 30, 2001 and 2000, respectively. These earnings were available for debt service.

      Cash flows used in operating activities for the nine months ended September 30, 2001 were $5.1 million, which compares to $27.7 million of cash flows provided by operating activities for the comparable period in 2000. The decrease in cash from operations reflects an increase in paid claims and underwriting-related expenses. In addition, as noted previously, the Company purchased a large quota share reinsurance treaty for several workers’ compensation programs. The Company has a line of credit totaling $48.0 million, of which $47.5 million was outstanding at September 30, 2001. The Company drew on this line of credit primarily to consummate the acquisitions made during 1997 through 1999. The Company also uses the line of credit periodically to fund operating expenses of the non-regulated subsidiaries.

      At December 31, 2000, the Company was obligated to reduce the credit line to $33 million by April 30, 2001. In May 2001, the Company received a permanent waiver of this obligation to reduce the credit line. Concurrent with the permanent waiver, the Company and its banks agreed to waive all prior covenant violations of the existing loan agreement and establish new covenants related to statutory surplus, GAAP net worth, fixed charge coverage, net and gross premium ratios and a minimum A.M. Best rating. In addition, the Company agreed to a revised pay down schedule and an interest rate that increases one-quarter point every two months beginning June 1, 2001 until the facility is paid down to $33 million. Pursuant to the revised pay down schedule, proceeds from capital raising efforts, including any sales of non-regulated subsidiaries, must first be used to reduce the loan commitment from $48 million to $33 million. Half of any proceeds in excess of $15 million from sales of non-regulated subsidiaries must be used to further reduce the loan commitment. As disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2001, the banks provided a waiver to the Company allowing all of the proceeds from the sale of Meadowbrook-Villari Agency to be contributed to the surplus of the Company’s insurance subsidiaries. If there were no required or voluntary reductions in the loan facility prior to September 30, 2001, the Company was required to begin reducing the loan commitment by $5 million per quarter until the facility either is paid in full, expires on August 2002, and is renegotiated or extended. The scheduled payment of $5.0 million due on September 30, 2001 was not made. The Company may not have the liquidity in the non-regulated subsidiaries to make the remaining quarterly payments. The Company is continuing its capital raising efforts pending the continuing negotiation with the banks to reset the covenants.

      As of September 30, 2001, the Company was in violation of several covenants. Specifically, the A.M. Best downgrade to “B”(“Fair”) caused the Company to be below the minimum “B+” (“Very Good”) required rating in the loan agreement. In addition, the Company is below minimum statutory surplus and shareholders’ equity requirements, and is above maximum debt to total capital requirements. Also, under the provisions of the loan agreement, the Company is precluded from paying dividends to shareholders while it is in default. The Board of Directors did not declare a dividend for the quarter ended September 30, 2001. The Company remains current on its interest service obligations.

      Under the terms of the amended agreement, due to the covenant violations, the banks have the right to terminate the revolving credit facility and demand full and immediate repayment. If such repayment is required, the Company currently does not have sufficient cash to repay the bank loan. The banks have not expressed a current intent to require immediate repayment, and while the banks and the Company continue to discuss new terms or an agreeable timetable, there can be no assurances that the banks will not require such repayment. As part of the loan agreement, the Company pledged the stock of its non-regulated subsidiaries as collateral. In the event of a default, the banks have the right to sell the Company’s non-regulated subsidiaries. The cash generated may be insufficient to repay the debt. While the banks have not expressed a current intent to exercise that right, there can be no assurances that they will not exercise their right. The banks have taken no formal action to date with respect to this line of credit.

      As noted elsewhere, the Company has retained Goldman Sachs to review its strategic and capital raising alternatives. A portion of any capital received will likely be used to pay down the outstanding balances on the credit facility. No assurance can be given that these capital raising efforts will be successful.

      Shareholders’ equity was $82.6 million, or $9.71 per common share, at September 30, 2001 compared to $86.0 million, or $10.10 per common share, at December 31, 2000. The decrease in shareholders’ equity during the nine months ended September 30, 2001 reflects the Company’s net loss and shareholders’ dividends, net of unrealized appreciation on available for sale securities. Changes in shareholders’ equity related to the unrealized values of underlying portfolio investments have been and will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

      A significant portion of the Company’s consolidated assets represent assets of the Company’s insurance subsidiaries that cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its insurance subsidiaries is limited by Michigan regulatory guidelines, which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s policyholders’ surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined insurance companies’ surplus. Based upon the 2000 statutory financial statements, Star may not pay any dividend to the Company during 2001 without prior approval of the Michigan Commissioner of Insurance. Star’s earned surplus position at December 31, 2000 was negative $25.9 million. At September 30, 2001, earned surplus was negative $36.7 million. No statutory dividends were paid in 2000 and 1999.

Dependence on Key Programs

      The Company provides alternative risk management products and services to certain large client groups and associations and then markets them to their individual members. For the nine months ended September 30, 2001, the Company’s top four programs accounted for 29.9% of the Company’s total net earned premium. The loss or cancellation of any of the Company’s significant programs by the relevant client groups, or the general availability of commercial market coverage to members of such groups on more favorable terms than provided under the Company’s programs, could have a material adverse effect on the Company’s results of operations. Some of the Company’s clients require its insurance companies to retain an “A-” (“Excellent”) or better A.M. Best rating. As noted previously, the Company was downgraded to “B” (“Fair”) by A.M. Best. The impact of this downgrade may have a material adverse impact on its ability to market its insurance products. If the Company is unsuccessful in increasing its capital significantly in the immediate future, and its rating remains at the current level, certain programs and insureds may seek insurance carriers with higher ratings. While, the financial impact of this rating action cannot be quantified at this time, this downgrade may result in either a loss of clients or a requirement to seek another insurance company with an A.M. Best rating of “A-” (“Excellent”) or better as a fronting or policy-issuing company. There are costs associated with providing the Company’s insureds with access to a fronting company that likely cannot be recouped. There can be no assurance that A.M. Best will not further reduce its rating of the Company’s insurance company subsidiaries in the future.

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

      The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 141 “Business Combinations”. SFAS No. 141 eliminates the “pooling-of-interests” method for business combinations initiated after June 30, 2001. The Company does not anticipate the adoption of SFAS No. 141 will have a material effect to the result of operations or financial position of the Company.

      FASB has issued SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting January 1, 2002 or thereafter, eliminates the amortization of goodwill. In addition, goodwill would be separately tested for impairment using a fair-value based approach. The Company has not yet determined the impact that SFAS No. 142 will have on its consolidated financial statements and will implement it in 2002.

      FASB has issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144, for periods starting January 1, 2002 or thereafter, clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. Significant changes include 1) establishing criteria beyond those previously specified in existing literature for determining when a long-lived asset is held for sale, and 2) requiring that the depreciable life of a long-lived asset to be abandoned is revised. These provisions could be expected to have the general effect of reducing or delaying recognition of future impairment losses on assets to be disposed, offset by higher depreciation during the remaining holding period. However, management does not expect the adoption of this standard to have a significant impact on the Company’s 2002 financial results. SFAS No. 144 also broadens the presentation of discontinued operation to include a component of an entity (rather than only a segment of a business).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      No material changes since December 31, 2000 Annual Report on Form 10-K.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The information required by this item is included under “Note 7” of the Company’s Form 10-Q for the nine months ended September 30, 2001, which is hereby incorporated by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

      (A)  The following documents are filed as part of this Report:

Exhibit
No.	Description

10.26	Employment Contract between the Company and Joseph C. Henry dated September 17, 2001.
11	Statement re computation of per share earnings.

(B)	Reports on Form 8-K:

None.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ JOSEPH C. HENRY

Executive Vice President and
Acting Chief Financial Officer

Dated: November 14, 2001

EXHIBIT INDEX

Exhibit
No.	Description

10.27	Employment Agreement between the Company and Joseph C. Henry dated September 17, 2001.
11	Statement re: computation on per share earnings