Form 10-K405
period 2001-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2002-03-29
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the voting stock (common stock, $.01 par value) held by nonaffiliates of the registrant was $13,960,638 on March 22, 2002, based on the closing sales price of the Common Stock on such date.

      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on March 22, 2002 was 8,512,194.

Documents Incorporated by Reference

      Certain portions of the Registrant’s Proxy Statement for the Annual Meeting scheduled for May 1, 2002 are incorporated by reference into Part III of this report.

PART I
Analysis of Loss and Loss Adjustment Expense Development
PART II
Selected Consolidated Financial Data
MANAGEMENT’S DISCUSSION AND ANALYSIS
PART III
PART IV
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX
CONDENSED FINANCIAL INFORMATION OF REGISTRANT MEADOWBROOK INSURANCE GROUP, INC. PARENT COMPANY ONLY BALANCE SHEET
CONDENSED FINANCIAL INFORMATION OF REGISTRANT MEADOWBROOK INSURANCE GROUP, INC. PARENT COMPANY ONLY INCOME STATEMENT
CONDENSED FINANCIAL INFORMATION OF REGISTRANT MEADOWBROOK INSURANCE GROUP, INC. PARENT COMPANY ONLY STATEMENT OF COMPREHENSIVE INCOME
CONDENSED FINANCIAL INFORMATION OF REGISTRANT MEADOWBROOK INSURANCE GROUP, INC. PARENT COMPANY ONLY STATEMENT OF CASH FLOWS
SIGNATURES
Employment Contact Bet. Co. & Jeffrey H. Koenig
Permanent Reduction In Revolving Credit Aggregate
Amendment No. 5 to Revolving Credit Agreement
Statement Re: Computation of Per Share Earnings
List of Subsidiaries
Consent of Independent Accountants
Power of Attorney

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

      On April 30, 1998, the Company acquired the business of Villari & Associates, Inc. and operated the agency as Meadowbrook-Villari Agency. The purchase price was $5.6 million comprised of $4.5 million in cash and 33,433 shares of common stock of the Company, resulting in goodwill of $5.6 million. The Meadowbrook-Villari Agency, a Florida-based insurance agency, offered professional liability products and programs, group health and disability, and property and casualty products. Effective July 1, 2001, the Company sold the business of Meadowbrook-Villari Agency. It is anticipated this sale will result in a reduction of annualized agency revenue of approximately $3.2 million, but should not have a material impact on the Company’s overall results of operations. The Company recorded a loss of $1,097,000 in conjunction with the sale.

      On July 31, 1998, the Company acquired Florida Preferred Administrators, Inc. (“Florida Preferred”), a third party administrator, and Star acquired Southeastern Holding Corporation, the holding company for an insurance carrier Ameritrust Insurance Corporation (“Ameritrust”), both of which are located in Sarasota, Florida. Florida Preferred provides a broad range of risk management services to purchasers of workers’ compensation insurance from Ameritrust. This acquisition was subject to a contingent earn-out provision, which was finalized in 2000. During 2000, the Company paid approximately $4.7 million, which satisfied all of the Company’s obligations under the transaction.

      On August 6, 1999, the Company acquired the assets of TPA Associates, Inc., all the outstanding stock of TPA Insurance Agency, Inc., and Preferred Insurance Agency, Inc. and approximately 94% of the outstanding stock of Preferred Insurance Company, Ltd. (“PICL”) (collectively, “TPA”). TPA is a program-oriented risk management company that provides risk management services to self-insured clients, creates and manages alternative risk management programs, and performs underwriting, policy issuance and loss control services. In January 2002, the Company purchased the remaining 6% minority interest of PICL at a cost of $288,000.

      Effective January 31, 2002, the Company sold the business of Meadowbrook International, Ltd. It is anticipated this sale will result in a reduction of annualized reinsurance brokerage commission of

MEADOWBROOK INSURANCE GROUP, INC.

approximately $450,000, but should not have a material impact on the Company’s overall results of operations. The Company will record a gain of approximately $200,000 in conjunction with the sale.

Industry Segments

      Since 1976, the Company has been developing and managing alternative market risk management programs for defined client groups and their members. The alternative market, which developed as a result of historical volatility in the cost and availability of traditional commercial insurance coverages, includes a wide range of approaches to financing and managing risk exposures, such as captives and rent-a-captives, risk retention and risk purchasing groups, governmental pools and trusts, and self-insurance plans. According to industry reports, the alternative market accounts for an estimated 45% of the United States property and casualty premium written. The Company believes that the alternative market is one of the preferred means of managing property and casualty insurance and that the Company is well positioned by focusing on alternative risk solutions for agents, brokers, and insureds of all sizes. Through the Company, clients now have access to the more sophisticated risk management techniques previously available only to larger corporations.

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

      Services provided and insurance lines of business include:

Services	Lines of Business

• Risk Analysis and Identification	• Workers’ Compensation
• Feasibility Studies	• Commercial Multi-Peril
• Program and Product Design	• General Liability
• Sales, Marketing and Public Relations	— Errors and Omissions
• Consultation, Education and Training	— Automobile
• Captive Formation	— Owners, Landlord and Tenant
• Captive Management (Onshore and Offshore)	• Employment Practices Liability
• Rent-a-Captive	• Professional Liability
• Underwriting/ Risk Selection	— Legal
• Policy Issuance	— Medical
• Reinsurance Brokerage	— Real Estate Appraisers
• Claims Handling and Administration	— Pharmacists
• Litigation Management	• Inland Marine
• Accounting and Financial Statement Preparation	— Cargo
• Regulatory Compliance	— Watercraft
• Actuarial and Loss Reserve Analysis	• Product Liability
• Loss Prevention and Control	• Excess Reinsurance
• Audit Support	• Commercial Property
• Information Technology and Processing

MEADOWBROOK INSURANCE GROUP, INC.

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

      Formation and Management of Risk-Bearing Entities. The Company generates fees by forming and managing risk-bearing entities for clients and agents. The Company currently manages twenty-seven captives and/or rent-a-captives and holds a minority interest in seven of these captives. The offshore captives are managed by one of the Company’s subsidiaries in Bermuda and Barbados.

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

      Reinsurance Brokerage. Through its reinsurance brokerage subsidiary, Meadowbrook Intermediaries, Inc., the Company earns fees by placing excess-of-loss reinsurance and insurance coverage with high deductibles for insurance companies, captives and self-insured programs managed by the Company. Reinsurance is also placed for clients that do not have other business relationships with the Company.

      Loss Control and Loss Prevention. The Company earns fees for loss control services, which are designed to help clients prevent or limit certain loss events. Through an evaluation of the client’s workplace environment, the Company’s loss control specialists assist the client in planning and implementing a loss prevention program and, in certain cases, provide educational and training programs for the client.

      Claims Handling and Administration. The Company has experience in handling and managing claims for workers’ compensation and most other casualty lines, such as property and general liability. It handles all claims functions for most of the programs managed by the Company. The Company’s involvement in claims handling and administration provides feedback to program managers in assessing the client’s risk environment and the overall structure of the program.

Customers, Marketing, and Distribution

     Fee Based Operations:

      Agencies. The agency operation was formed in 1955 as the Company’s original business. The Company’s insurance agencies produce principally commercial insurance, as well as personal, property, casualty, life and accident and health insurance, with more than 50 insurance carriers from which they earn commission income and contingencies. The Company’s combined agency operations have grown to be one of the largest agencies in Michigan and have expanded into California through acquisition. In total, the Company’s agency operations generated commissions of $15.7 million, $17.2 million and $16.4 million for the years ended December 31, 2001, 2000, and 1999, respectively.

      Managed Programs. In a managed program, the Company, through Meadowbrook, earns commission and fee revenue by providing management and other services to a client’s risk-bearing entity, but generally assumes no insurance risk and does not share in the operating results of such programs. The Company believes its managed programs provide a stable source of revenue, as well as opportunities for revenue growth without a proportionate increase in expenses. Revenue growth may occur through the sale of existing managed program products to additional members of the sponsoring client group, the expansion of coverages and services

MEADOWBROOK INSURANCE GROUP, INC.

provided to existing programs, and the creation of programs for new client groups (such as additional municipal associations) with needs that are similar to existing client groups.

      Managed program services for which Meadowbrook receives fee-based revenues include: program design and development; underwriting; reinsurance brokerage; policy administration; loss control and prevention services (including the provision of specialized law enforcement training); claims and litigation management; information processing and accounting functions; and general management oversight of the program on behalf of the sponsoring client group. Fees received by the Company under its managed programs are generally either a fixed amount or based on a percentage of premium serviced.

      Meadowbrook specializes in providing managed programs to public entity associations and currently manages public entity pools and other captive insurance entities which provide insurance coverage for over 2,500 participants, including city, county, township and village governments in five states. Over the years, Meadowbrook has been able to expand the services offered under existing programs, as well as to increase the number of participants in these managed programs.

      In addition to municipal associations, Meadowbrook also manages offshore captives and other insurance entities including the Company’s insurance subsidiaries Star, Savers, Williamsburg, Ameritrust, American Indemnity, and PICL.

      In total, Meadowbrook and its subsidiaries employ approximately 570 associates to service the Company’s clients and provide management services to the Insurance Operations as defined below.

     Insurance Operations:

      The Company’s major insurance company subsidiaries, Star, Savers, Williamsburg, Ameritrust, and PICL (collectively referred to as “Insurance Operations”), issue insurance policies for risk-sharing and fully-insured programs. These companies are complemented by American Indemnity, which offers clients a rent-a-captive vehicle for risk-sharing programs. The Insurance Operations are managed by Meadowbrook and therefore have no employees.

      The Insurance Operations are authorized to write business, on either an admitted or surplus lines basis, in fifty states. Through risk-sharing and fully insured programs, the Insurance Operations primarily offer workers’ compensation, commercial multiple peril, inland marine and other liability coverages. For the year ended December 31, 2001, the workers’ compensation line of business accounted for 49.4% and 42.4% of gross written premiums and net earned premiums, respectively.

      Star, Savers, Williamsburg, and Ameritrust are domiciled in Michigan, Missouri, California and Florida, respectively. American Indemnity and PICL are Bermuda-based insurance companies.

      The Company provides alternative risk management products and services to certain large client groups and associations and then markets them to their individual members. Within these groups, the Company targets small to medium sized accounts. In 2001, 2000, and 1999, the Company’s top four programs, collectively, accounted for 29.4%, 21.6% and 25.9%, respectively, of the Company’s total net earned premium. The loss or cancellation of any of the Company’s significant programs by the relevant client groups, or the general availability of commercial market coverage to members of such groups on more favorable terms than provided under the Company’s programs, could have a material adverse effect on the Company’s results of operations. Some of the Company’s clients may require its insurance companies to retain an “A-” (“Excellent”) or better A.M. Best rating. In August 2001, the Company’s rating was downgraded to “B” (“Fair”) by A.M. Best. While the Company has not yet experienced a material impact on its business to date, the impact of this downgrade may have a material adverse impact on its ability to market its insurance products. If the Company is unsuccessful in increasing its capital in the immediate future, and its rating remains at the current level, certain programs and insureds may seek other insurance carriers with higher ratings. While the Company has no reason to believe that any downward adjustment will be made, there can

MEADOWBROOK INSURANCE GROUP, INC.

be no assurance that A.M. Best will not further reduce its rating of the Company’s insurance company subsidiaries in the future.

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

      The Company assists the sponsoring group with the formation of the captive, which is capitalized by contributions from members of the sponsoring group in exchange for shares of the captive. The captive is generally managed for a fee by an offshore subsidiary of the Company. The Company works with the client to determine the amount of risk exposure that will be assumed by the captive, which varies depending on the captive’s capitalization, the line of business, the amount to be retained by the Company and the amount to be reinsured by excess reinsurers. The Company then issues an insurance policy and receives premium from the insured. Pursuant to the quota-share reinsurance agreement with the captive, the Company generally cedes (transfers) a portion of the retained risk to the captive and pays to the captive its share of the net premium (after deducting ceding commissions, policy issuance fees, the cost of excess reinsurance, taxes and other fees and expenses). The Company generally seeks to cede approximately 50% of its loss exposures, but in some cases cedes as little as 20% or as much as 80% of its loss exposures. The Company secures obligations due from captives through the use of Funds Withheld Trusts or Letters of Credit. At December 31, 2001, the Company had risk exposure in excess of collateral in the amount of $14.1 million on these programs, of which the Company has an allowance of $6.5 million related to these exposures. Through its reinsurance intermediary subsidiary, the Company obtains excess-of-loss reinsurance subject to agreed upon limits and retention levels. The Company generally administers a significant portion of the claims handling functions, and the captive provides funds to the Company for the payment of the captive’s proportionate share of paid claims and claims expenses. The captive realizes investment income from its capital, unearned premium and loss reserves. Also, the captive shares in the underwriting results.

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

      Agent Risk-Sharing. The Company also writes program business on a risk-sharing basis with agents or brokers. The Company believes agent risk-sharing has grown as a result of market volatility and lack of coverage availability in the traditional market. Risk-sharing is achieved either through an agent-owned captive, rent-a-captive or through a contingent commission structure based upon the program underwriting results.

MEADOWBROOK INSURANCE GROUP, INC.

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

      Surety Bonds. The Company formed a surety bond business unit in late 1993 and began issuing contract surety and licensee bonds in 1994. The Company earned premium revenue on surety bonds issued through general agents throughout the United States, including a wholly owned subsidiary of the Company. General agents were paid commissions and, in some cases, profit sharing bonuses based upon loss ratios. The general agents had limited underwriting authority. In marketing payment and performance surety bonds to clients, the Company generally considered the net worth and working capital ratios and the client’s experience, expertise, financial statements and historical track record. In certain instances, the Company required collateral before issuing a surety bond. The form of collateral varied depending upon an assessment of the risk factors associated with the surety bond. Generally, collateral consisted of escrowed cash, letters of credit or investment securities, all of which were held through the term of the bond.

      In December 1996, Star entered into a five-year joint underwriting agreement with Connecticut Surety Company (“CSC”), whereby Star transferred the underwriting risk on the majority of the Company’s existing surety bond business. Effective June 1, 2000, CSC no longer assumes risk on new or renewal business from Star; however, one of CSC’s subsidiaries continues to act as a general agent for the Company. This new and renewal business is now 100% reinsured to unaffiliated reinsurers with an A.M. Best rating of “A” or better. Effective January 2002, CSC sold the renewal rights to the business of CSC and its subsidiaries to a third party, which will now underwrite all new and renewal business, excluding those bonds which Star must renew due to statutory requirements.

      In December 1998, CSC entered into an agreement with Evergreen National Indemnity Company to transfer most of its contract surety business it wrote on behalf of Star. The agreement provides for the transfer of the underwriting risk on this class of bonds from CSC to Evergreen National Indemnity Company.

      Effective May 26, 2000, CSC executed a Subordinated Surplus Note in favor of Star in the principal sum of $195,000. Fifty percent of the principal amount was due on May 26, 2001; the outstanding balance, together with all unpaid interest, is due on May 26, 2002. Interest earns at 9% per annum, with interest payments to be made quarterly, subject to all terms and conditions of the Note. Effective May 26, 2000 and July 14, 2000, Connecticut Surety Corporation executed Promissory Notes in favor of the Company in the amounts of $30,000 and $270,000, due on May 26, 2003 and July 14, 2003, respectively. Interest earns at 9% per annum, payable semi-annually beginning on December 31, 2000, subject to the terms and conditions of the Notes. Furthermore, Star purchased a portion of CSC’s outstanding loan with Fleet Bank for $124,800. Interest and repayment terms are in accordance with the original terms between CSC and Fleet Bank. Other investors executed similar notes with CSC in varying amounts and also purchased a portion of the CSC loan with Fleet Bank.

      Effective December 31, 2000, CSC executed a Subordinated Surplus Note with Star in the principal sum of $3.8 million. Interest earns at 9% per annum, payable quarterly beginning April 1, 2001. These loan proceeds were deposited by CSC into a trust account established for the benefit of Star in order to collateralize CSC’s reinsurance obligations under the reinsurance agreements described above. This Subordinated Surplus Note, along with the other notes described above, were intended to be converted into Voting Convertible Preferred Stock of CSC, or its parent, as part of recapitalization of CSC, pursuant to a Letter of Intent dated December 31, 2000 between CSC, Star, and other investors. However, Star and the other investors decided not to exercise their conversion rights. As such, Star remains a surplus note holder of CSC in the amounts and

MEADOWBROOK INSURANCE GROUP, INC.

terms described above. The Company has recorded an impairment of $870,000, which accounts for any uncollateralized portion of these notes.

      As of September 30, 2001, CSC had capital and surplus of $5.0 million. On February 6, 2002, the Connecticut Insurance Department placed CSC into Rehabilitation.

      At December 31, 2001, the Company had approximately $1.5 million of unsecured reinsurance recoverables on unpaid losses due from CSC in excess of collateral and allowances. Also during 2001, the Company recorded a provision of $4.5 million related to balances due from CSC, of which $3.5 million was related to reinsurance recoverable balances.

      Sales and Marketing. The Company markets its programs and services to associations, groups, local, regional and national insurance agents, and insurance consultants. Once a program has been developed for a particular association or group, the Company generally then markets the program to members of the association or group. Sales and marketing efforts include personal contact, direct mail, telemarketing, advertising, internet based marketing including affiliations with an insurance based web portal (captive.com) and the Company’s corporate web site (www.meadowbrook.com), and attendance at seminars and trade and industry conventions. In June 2000, the Company launched its Advantage System (“Advantage”), an internet-based business processing system. The system is now available in more than thirty states for the Company’s workers’ compensation programs.

Reserves

      The information required by this item is incorporated by reference to pages 44-45 and 49-50 of the Notes to the Consolidated Financial Statements, and pages 19, and 22-24 of item 7, Management’s Discussion and Analysis.

      Reserves are computed by the Company based on actuarial principles and procedures applicable to the lines of business written by the Company. These reserve calculations are reviewed regularly by management and independent actuarial consultants. The Company engages independent actuarial consultants on an annual basis to express an opinion as to the adequacy of statutory reserves established by management. These opinions are filed with the various jurisdictions in which the Company is licensed. Provisions for inflation are implicitly considered in the reserving process. For GAAP and statutory purposes, the Company’s reserves are carried at the total estimate for ultimate expected loss without any discount to reflect the time value of money.

      Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company, and the Company’s payment of that loss. To recognize liabilities for unpaid losses, the Company establishes reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses (“IBNR”) and loss adjustment expenses (“LAE”).

MEADOWBROOK INSURANCE GROUP, INC.

      The following table shows the development of reserves for unpaid losses and LAE from 1992 through 2001 for the Company’s current insurance subsidiaries.

      Due to the Company’s adoption of SFAS 113, the bottom portion of the table shows the impact of reinsurance for the years 1993 through 2000, reconciling the net reserves shown in the upper portion of the table to gross reserves.

Analysis of Loss and Loss Adjustment Expense Development

	Years Ended December 31,

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001

	(Dollars in thousands)
Reserves for losses and LAE at end of period	$23,545	$35,744	$47,149	$64,668	$65,775	$60,786	$84,254	$127,500	$172,862	$198,653
Cumulative paid as of
1 year later	5,420	11,172	15,792	25,659	31,626	31,368	39,534	55,361	73,079
2 years later	10,052	19,298	26,227	42,969	49,930	47,313	57,192	91,088
3 years later	13,554	23,571	33,227	52,222	58,362	56,848	77,214
4 years later	15,598	26,700	36,644	57,443	64,018	65,517
5 years later	16,574	27,492	37,450	59,182	67,928
6 years later	17,341	28,527	38,865	60,653
7 years later	17,853	29,469	39,929
8 years later	18,455	29,979
9 years later	18,684
Reserves re-estimated as of end of year:
1 year later	22,609	35,354	46,738	65,058	67,010	69,012	99,316	147,748	187,248
2 years later	21,661	33,524	45,578	65,312	69,536	73,591	106,734	145,745
3 years later	20,909	33,308	45,255	66,692	74,796	74,009	102,438
4 years later	20,623	33,685	45,592	68,557	74,439	77,771
5 years later	19,639	32,263	43,031	65,795	76,025
6 years later	19,658	31,844	42,519	65,874
7 years later	19,787	31,588	43,116
8 years later	19,708	32,015
9 years later	19,872
Cumulative redundancy (deficiency):
Dollars	$3,673	$3,729	$4,033	$(1,206)	$(10,250)	$(16,985)	$(18,184)	$(18,245)	$(14,386)
Percentage	15.60%	10.43%	8.55%	(1.86)%	(15.58)%	(27.94)%	(21.58)%	(14.31)%	(8.32)%
Net reserves		35,744	47,149	64,668	65,775	60,786	84,254	127,500	172,862	198,653
Ceded reserves		14,707	17,844	22,318	26,615	38,193	64,590	101,744	168,962	195,943
Gross reserves		50,451	64,993	86,986	92,390	98,979	148,844	229,244	341,824	394,596

Net re-estimated		32,015	43,116	65,874	76,025	77,771	102,438	145,745	187,248
Ceded re-estimated		19,779	26,208	38,559	41,143	58,698	95,362	145,921	185,399
Gross re-estimated		51,794	69,324	104,433	117,168	136,469	197,800	291,666	372,647

Gross cumulative redundancy (deficiency)		$(1,343)	$(4,331)	$(17,447)	$(24,778)	$(37,490)	$(48,956)	$(62,422)	$(30,823)

      As a result of adverse development on prior accident years’ reserves, the provision for losses and loss adjustment expenses increased by $14,386,000, $20,248,000, and $15,062,000 in calendar years 2001, 2000, and 1999, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

      The $14.4 million of adverse development on net reserves in 2001 reflects $5.2 million relating to unprofitable discontinued programs, $4.5 million relating to the provision for uncollectible reinsurance on CSC and HIH America Compensation & Liability Company (“HIH”), and the remaining development related to claims activity on the auto liability line of business. Gross adverse development was $30.8 million.

      The $20.2 million and $15.0 million of adverse development on net reserves and $46.3 million and $35.0 million of adverse development on gross reserves in 2000 and 1999, respectively, reflects the impact of reserve strengthening, primarily from discontinued programs in which the actual claims activity, as well as severity of such claims was greater than anticipated. Also affecting gross reserve development was adverse experience on two discontinued commercial automobile programs in which the Company retained little or minimal risk.

Investments

      Certain information required by this item is incorporated by reference to pages 43-44, and 47-49 of the Notes to the Consolidated Financial Statements, and pages 20-21 of item 7, Management’s Discussion and Analysis.

Competition and Pricing

      The Company competes with other providers of alternative risk management programs and services and with traditional providers of commercial insurance coverages. The alternative risk management and the traditional property and casualty insurance markets are highly competitive. The Company’s alternative risk management programs and services compete with products and services offered by insurance companies, other providers of alternative risk management services (including certain domestic and foreign insurers and reinsurers and insurance brokers), as well as with self-insurance plans, captives managed by others, and a variety of other risk-financing vehicles and mechanisms. These competitive products are offered by other companies that may have greater financial resources than the Company.

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

Regulation

Regulation in General

      The Company’s insurance subsidiaries are subject to regulation by government agencies within the states they conduct business. The nature and extent of such regulation vary from jurisdiction to jurisdiction but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company; regulation of certain transactions entered into by an insurance company

MEADOWBROOK INSURANCE GROUP, INC.

with any of its affiliates; approval of premium rates, forms and policies used for many lines of insurance; standards of solvency and minimum amounts of capital and surplus which must be maintained; establishment of reserves required to be maintained for unearned premium, losses and loss expense; or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks that may be insured by a single company; licensing of insurers and agents; deposits of securities for the benefit of policyholders, and the filing of periodic reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is intended for the protection of policyholders, rather then security holders.

      In addition to the regulatory oversight of the Company’s insurance subsidiaries, the Company is subject to regulation under the Michigan, Missouri, California, and Florida Insurance Holding Company System Regulatory Acts (the “Holding Company Acts”). The Holding Company Acts contain certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. The Holding Company Acts contain prior approval requirements with respect to certain transactions among affiliates.

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

      The Company’s reinsurance intermediary is also subject to regulation. Under applicable regulations, the intermediary is responsible as a fiduciary for funds received on account of the parties to the reinsurance transaction and is required to hold such funds in appropriate bank accounts subject to restrictions on withdrawals and prohibitions on commingling.

      In March 1998, NAIC voted to adopt its Codification of Statutory Accounting Principles project (referred to hereafter as “codification”). Codification is a modified form of statutory accounting principles that will result in a change to the current NAIC Accounting Practices and Procedures Manual applicable to insurance enterprises. The Company’s insurance subsidiaries adopted codification effective January 1, 2001. The adoption of codification increased consolidated statutory surplus by $5.8 million as of January 1, 2001.

Insurance Regulation Concerning Change or Acquisition of Control

      Star, Savers, Williamsburg, and Ameritrust are domestic property and casualty insurance companies organized, respectively, under the insurance laws (the “Insurance Codes”) of Michigan, Missouri, California, and Florida. The Insurance Codes provide that the acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control containing certain information required by statute and published regulations and provide a copy of such to the domestic insurer. In all four states, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the Company.

      In addition, many state insurance regulatory laws contain provisions require prior notification to state agencies of a change in control of a non-domestic admitted insurance company in that state. While prior notification statutes do not authorize the state agency to disapprove the change of control, such statutes do

MEADOWBROOK INSURANCE GROUP, INC.

authorize issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist, such as undue market concentration.

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

Restrictions on Dividends and Risk-Based Capital

      The information required by this item is incorporated by reference to pages 42-43 and 54-57 of the Notes to the Consolidated Financial Statements, and pages 18, and 28-30 of item 7, Management’s Discussion and Analysis.

Effect of Federal Legislation

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Act (S. 900) (the “Act”). This legislation repealed provisions of the 1933 Glass-Stegall Act and amended provisions of the Bank Holding Company Act to allow affiliations between banks, securities firms and insurance companies through newly authorized holding companies. The Act required several Federal Agencies and Offices to work cooperatively with the individual state departments of insurance that traditionally oversee regulatory matters for insurance companies, for the purpose of implementing the provisions of the Act. Star, Savers, Williamsburg and Ameritrust have complied with the provisions of the Act that are applicable, in particular, privacy provisions. Some Federal measures that may affect the insurance business include tort reform, pension regulation, taxation of insurers and reinsurers, safety regulation and required minimal levels of insurance.

NAIC-IRIS Ratios

      The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies “usual values” for each ratio. Unexplained departure from the usual values on four or more ratios generally leads to inquiries or possible further review from individual state insurance commissioners.

      In 2001, Star had seven ratios that varied from the “usual value” range. The variations and reasons for these variations are set forth below:

Ratio	Usual Range	Star Value

Change in Net Writings	<33% or >–33%	44%	(1)
Surplus Aid to Surplus	Under 15%	16%	(2)
Two-year Overall Operating Ratio	Under 100%	112%	(3)
Liabilities to Liquid Assets	Under 105%	151%	(3)
One-year Reserve Development to Surplus	Under 20%	20%	(3)
Two-year Reserve Development to Surplus	Under 20%	22%	(3)
Estimated Current Reserve Deficiency to Surplus	Under 25%	42%	(3)

(1)	The growth in Star’s net written premium reflects the conversion of the reinsurance purchased on two commercial auto programs from a quota-share to an excess-of-loss basis. As part of the plan to reduce both gross and net leverage ratios, the Company has cancelled these programs effective December 31, 2001. In addition, to reduce the Company’s overall excess reinsurance costs, Star assumed premium that

MEADOWBROOK INSURANCE GROUP, INC.

was previously assumed by Preferred Insurance Company, Ltd. (“PICL”). Excluding these items, Star’s Change in Net Writings ratio would have been within the usual range at 4.3%.

(2)	The Surplus Aid to Surplus ratio was impacted by the purchase of a significant quota share reinsurance treaty for several of the Company’s workers’ compensation programs, as well as the overall reduction in statutory surplus as a result of the net losses in 2001 and 2000.

(3)	These operating ratios were negatively impacted by the underwriting losses recognized in 2000 and 2001. The underwriting losses were primarily related to the previously mentioned seven discontinued programs.

      In 2001, the Change in Net Writings for Williamsburg National Insurance Company (“Williamsburg”), another insurance subsidiary, was 116%. The growth in the net written premium on Williamsburg was unusually high for the year primarily due to two new workers’ compensation programs. These two new programs generated an additional $383,000 of net written premium for 2001. Excluding the impact of this new business, the ratio would have been within the usual range at 18%.

Item 2.     Properties

      The Company currently leases its corporate offices in Southfield, Michigan from 26600 Development Associates Limited Partnership. In 2001, the Company paid approximately $1.3 million in rent. The term of the lease for the offices in Southfield expires on September 30, 2004. The Company, through its subsidiaries, is also a party to various leases for locations in which such subsidiaries have offices. The Company does not consider any of these leases to be material.

      In 1998, Star purchased land located at 26255 American Drive, Southfield, MI, which is in close proximity to its existing offices. The cost of the land was $3.2 million.

      In 2000, Savers purchased a building, located at 12641 East 166th Street, Cerritos, CA, for $2.0 million. Crest has its operations in this building.

Item 3.     Legal Proceedings

      On June 26, 1995, two shareholders and an officer of a former agent (the “Primary Plaintiffs”) of Star and a former spouse of one shareholder and an employee of the former agent (the “Individual Plaintiffs”) initiated legal proceedings against, among others, Star and Meadowbrook in the District Court for Washoe County, Reno, Nevada. All of the plaintiffs requested injunctive relief, compensatory damages, punitive and exemplary damages, and attorney’s fees in an unspecified amount. The Nevada Insurance Department revoked the license of one of the Primary Plaintiffs and one of the Individual Plaintiffs and denied further licensing of the other Primary Plaintiffs.

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

      A Final Judgment has been entered with the Court. All Plaintiffs have filed an appeal with the Nevada Supreme Court. One of the Plaintiffs has filed bankruptcy and another has had a Receiver appointed for him. In view of the bankruptcy filing, the case is now stayed before the Nevada Supreme Court. It is not expected that the outcome of this litigation will have a material impact on the financial condition of the Company.

MEADOWBROOK INSURANCE GROUP, INC.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Shareholder Information
Corporate Headquarters
26600 Telegraph Road
Southfield, MI 48034
Phone: (248) 358-1100

Auditors
PricewaterhouseCoopers LLP
Grand Rapids, MI

Corporate Counsel
Howard & Howard
Bloomfield Hills, MI

Transfer Agent & Registrar
Equiserve
P.O. Box 2536
Jersey City, NJ 07303-2536

Stock Listing
New York Stock Exchange
Symbol: MIG

Annual Meeting
The Annual Meeting of
Meadowbrook Shareholders
will be held at:
2:00 p.m.,
May 1, 2002
Temple Beth-El
7400 Telegraph Road
Bloomfield Hills, MI

Shareholder Relations and Form 10-K

      A copy of Meadowbrook Insurance Group, Inc.’s 2001 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to the Investor Relations Department at the Company’s Corporate Offices, or contact:

Karen M. Spaun, Vice President — Finance and Accounting (248) 204-8178 kspaun@meadowbrook.com

Jennifer Barber, Senior Financial Analyst (248) 204-8159 jbarber@meadowbrook.com

Direct Investment Plan

      Meadowbrook’s Shareholder Investment Plan offers a simple and systematic way to purchase Meadowbrook Common Stock without paying brokerage fees or commissions. With the Shareholder Investment Plan’s many flexible features, an account may be customized to reflect individual financial and investment objectives.

      If you would like additional information including a prospectus and an application, please contact: Equiserve, (800) 649-2579.

MEADOWBROOK INSURANCE GROUP, INC.

Share Price and Dividend Information

      The following table sets forth for the periods indicated, the high and low closing sale prices of the Company’s Common Shares as reported on the NYSE Composite Tape, and quarterly dividends paid for the years ended December 31:

Dec. 31, 2001	High	Low	Dividends

First Quarter	8.1875	3.40	$0.03
Second Quarter	4.10	2.45	0.03
Third Quarter	3.70	1.80	0.03
Fourth Quarter	3.18	1.66	—

Total			$0.09

Dec. 31, 2000	High	Low	Dividends

First Quarter	7.75	4.75	$0.03
Second Quarter	5.875	4.50	0.03
Third Quarter	5.25	3.9375	0.03
Fourth Quarter	8.375	4.00	0.03

Total			$0.12

      As of March 22, 2002 there were approximately 253 holders of record of the Company’s common stock excluding shares held by nominees.

MEADOWBROOK INSURANCE GROUP, INC.

Item 6.     Selected Financial Data

Selected Consolidated Financial Data

	For the Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share and ratio data)
Income Statement Data:
Gross written premium	$299,104	$287,852	$230,474	$186,332	$146,739
Net written premium	186,083	136,324	122,819	93,481	74,965
Net earned premium	163,665	146,000	124,906	92,085	68,493
Net commissions and fees	40,675	41,251	38,697	32,398	24,360
Net investment income	14,228	13,715	11,618	9,579	8,138
Net realized (loss) gain on investments	735	540	(227)	52	134
Loss on sale of subsidiary	(1,097)	—	—	—	—
Total revenue	218,206	201,506	174,994	134,114	101,125
Net losses and LAE	125,183	127,619	95,358	56,703	36,143
Policy acquisition and other expenses	54,440	53,316	47,583	31,931	19,531
Interest on notes payable	4,516	5,135	3,636	1,979	649
(Loss) income before income taxes	(10,112)	(27,602)	(14,056)	6,645	17,386
Net (loss) income before cumulative effect	(6,510)	(17,473)	(7,847)	5,870	13,043
Net (loss) income	(6,510)	(17,473)	(9,553)	5,870	13,043
Earnings per share before cumulative effect — Diluted	$(0.76)	$(2.05)	$(0.91)	$0.65	$1.42
Earnings per share — Diluted	$(0.76)	$(2.05)	$(1.11)	$0.65	$1.42
Dividends declared per share	$0.09	$0.12	$0.12	$0.10	$0.08
Balance Sheet Data:
Total investments and cash and cash equivalents	$233,723	$240,083	$225,523	$201,025	$167,292
Total assets	687,888	661,183	551,977	440,075	328,642
Loss and LAE reserves	394,596	341,824	229,244	148,844	98,979
Shareholders’ equity	80,316	85,975	100,408	119,567	115,446
Other Data:
GAAP ratios (insurance companies only):
Net loss and LAE ratio	81.1%	90.9%	79.0%	65.0%	55.7%
Expense ratio	36.0%	35.9%	34.5%	30.6%	34.0%
Combined ratio	117.1%	126.8%	113.5%	95.6%	89.7%
Statutory combined ratio	113.0%	126.4%	114.2%	98.7%	90.2%

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

      Meadowbrook Insurance Group, Inc. (the “Company”) is a program-oriented risk management company specializing in alternative risk management solutions for agents, brokers, professional/trade associations, and insureds of all sizes. The Company provides a broad array of insurance products and services through its subsidiaries. The Company owns insurance carriers, which are an integral component of many of the Company’s programs. Management defines its business segments as agency and program business operations based upon differences in products and services.

      The agency segment was formed in 1955 as the Company’s original business. The insurance agency produces principally commercial insurance, as well as personal, property, casualty, life and accident and health insurance, with more than 50 insurance carriers from which they earn commission income and contingencies. The agency segment has grown to be one of the largest agencies in Michigan and, with acquisitions, has expanded into California.

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

      The Company categorizes its programs into three categories: managed, risk-sharing, and fully insured. In “managed programs”, the Company usually assumes no insurance risk and generates fee revenue through program management services. In “risk-sharing programs”, the Company participates with the client or producing agent in the operating results of the programs through a captive, rent-a-captive or similar insured vehicles. In “risk-sharing programs”, the Company derives revenues from net earned premiums and investment income. In addition, the Company benefits from the margin built into the ceding commissions for services it renders on behalf of the risk-sharing partner for the program. In “fully insured programs”, the Company provides commercial insurance coverage without a risk-sharing mechanism and derives revenue exclusively from net earned premiums and investment income. Fully-insured programs are developed in response to a specific market opportunity and generally when the Company believes there is potential to subsequently create a “risk-sharing program”.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

      In recent years, the Company derived its revenue from the following sources (in thousands):

	For the Years Ended December 31,

	2001	2000	1999

Revenues
Net earned premiums	$163,665	$146,000	$124,906
Management fees	25,471	24,519	22,878
Investment income	14,177	13,664	11,546
Net realized gains (losses) on investments	735	540	(227)

Program business	204,048	184,723	159,103
Agency operations	15,706	17,234	16,391
Reconciling items	52	52	72
Loss on sale of subsidiary	(1,097)	—	—
Intersegment revenue	(503)	(503)	(572)

Consolidated revenue	$218,206	$201,506	$174,994

      The revenue included in reconciling items relates to interest income in the holding company.

Significant Accounting Policies and Risk Factors

     Regulatory Matters

      The Company has received inquiries from various state regulators requesting information concerning Star’s financial condition. The losses, adverse trends and uncertainties discussed in this report have been and continue to be reviewed by the domiciliary state and other insurance regulators of the Company’s insurance subsidiaries. The Company had previously submitted a Business Plan to reduce its current leverage ratios and increase the risk-based capital (“RBC”) ratio level and continues to work closely with the Michigan Office of Financial and Insurance Services (“OFIS”) to monitor its progress. While the Company’s gross and net written premiums have declined steadily throughout 2001, it has not yet sufficiently reduced its premium leverage ratios nor complied with the required RBC level. In addition to continued reductions in premium writings, capital from sources outside the Company may also be necessary to make sufficient progress towards reducing its leverage ratios and increasing the RBC ratio. While the Company has retained an investment-banking firm to execute its selected capital raising alternative, there can be no assurance the Company will be successful in raising additional capital, or that proceeds therefrom which would be contributed to the Company’s insurance subsidiaries would result in sufficient progress towards reducing its leverage ratios and increasing the RBC ratio. If the regulators determine the Company has made insufficient progress towards reducing its leverage ratios and increasing the RBC ratio, they may take action at any time. While the regulators have taken no actions to date, regulators could require the Company to take steps to correct the capital deficiency, require a reduction in permitted premium writings, or implement some form of regulatory action.

     Liquidity

      The Company has a $47.5 million line of credit with its primary lender. As of December 31, 2001, the Company had $47.5 million outstanding on this line of credit. Under the current loan agreement, the Company is required to reduce the amount outstanding by $11.3 million by June 30, 2002 and an additional $12.3 million by December 31, 2002. This line of credit bears interest at a variable margin over the prime rate. As of December 31, 2001, the prime rate was 4.75% and the variable margin was 1.5%.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

      Absent the sale of assets or other capital raising events, the Company may not have the liquidity in its non-regulated subsidiaries to make the required payments pursuant to the revised pay-down schedule on or after the scheduled payment of $10.8 million on June 30, 2002. Furthermore, if repayment is required due to default, the Company currently does not have sufficient cash to repay the balance. As part of the loan agreement, certain of the Company’s non-regulated subsidiaries guaranteed repayment of the line of credit and the Company pledged the stock of its non-regulated subsidiaries as collateral. In the event of default, the banks would have the right to sell the Company’s non-regulated subsidiaries and apply the proceeds to the balance on the line of credit.

     Losses and Loss Adjustment Expenses and Reinsurance Recoverables

      The liability for losses and loss adjustment expenses “LAE” represents (1) case basis estimates of reported losses and LAE on direct business, (2) actuarial estimates of incurred but not reported losses and LAE, and (3) estimates received from ceding reinsurers on assumed business. Such liabilities, by necessity, are based upon estimates and, while management believes that the amount accrued is adequate, the ultimate liability may be greater or less than the amount provided. At December 31, 2001, loss and loss adjustment expenses were $394.6 million.

      Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid loss and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of incurred but not reported losses and LAE. Such recoverables, by necessity, are based upon estimates and, while management believes that the amount accrued is collectible, the ultimate recoverable may be greater or less than the amount accrued. At December 31, 2001, reinsurance recoverables on paid and unpaid losses were $222.5 million.

      The methods for making such estimates and for establishing the loss reserves and reinsurance recoverables are continually reviewed and updated. Certain information is incorporated by reference to Item 1 — Business — Reserves on pages 8-10.

     Taxes

      At December 31, 2001, the Company had a deferred tax asset of $24.5 million, $11.8 million of which is related to a net operating loss carryforward (“NOL”). Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb both the applicable reversing temporary differences and the NOL. Although realization is not assured, management believes that it is more likely than not that current tax strategies, which include potential sale of assets and/or subsidiaries, and the ongoing results from operations excluding the discontinuation of seven specific unprofitable programs, will generate sufficient taxable income to realize the deferred tax asset. If the Company is unable to execute these tax strategies or generate sufficient taxable income, the establishment of a valuation allowance may be required. The NOL of $11.8 million was generated from losses occurring in 1999, 2000, and 2001, which, if unused, will begin to expire in 2019.

     Goodwill and Amortization Expense

      On July 31, 1998, the Company acquired Florida Preferred Administrators, Inc. (“Florida Preferred”) and Ameritrust Insurance Corporation (“Ameritrust”), at a purchase price of $12.3 million, resulting in goodwill of $7.0 million. Florida Preferred, a Florida-based third party administrator, provides a broad range of risk management services to purchasers of workers’ compensation insurance from Ameritrust, as well as other insurance carriers. This acquisition was subject to a contingent earn-out provision, which was finalized in 2000. During 2000, the Company paid approximately $4.7 million to the former shareholders under this provision.

      On August 6, 1999, the Company acquired the assets of TPA Associates, Inc., all of the outstanding stock of TPA Insurance Agency, Inc. and Preferred Insurance Agency, Inc. and approximately 94% of the

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

outstanding stock of Preferred Insurance Company, Ltd., (collectively, “TPA”) at a purchase price of $16.2 million. This transaction resulted in goodwill of $12.9 million.

      The remaining goodwill relates to acquisitions of other agency and fee-for-service operations.

      At December 31, 2001 and 2000, the net goodwill was $28,997,000 and $35,946,000, respectively. Amortization expense for 2001, 2000 and 1999 was $2.3 million, $2.0 million and $1.6 million, respectively. These charges primarily reflect the amortization of goodwill associated with acquisitions in 1997, 1998, and 1999.

      Annually, the Company evaluates the net carrying value of goodwill to determine if there has been any impairment in value. The methodology used for this evaluation entails review of current market values of subsidiaries, and annual operating performance along with anticipated results for the ensuing year based on operating budgets and forecasts. At December 31, 2001 the Company concluded that there had been no impairment in the net carrying value of goodwill.

      The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting December 15, 2001 or thereafter, eliminates the amortization of goodwill. In addition, goodwill would be separately tested for impairment using a fair-value based approach. Upon implementation in 2002, the Company will no longer amortize goodwill. Goodwill amortization in 2001 was $2.3 million. Management has not yet evaluated the impact to goodwill as prescribed by SFAS No. 142. The overall market value of the Company as of March 22, 2002 was $26.7 million, or $3.14 per share, compared to book value of $80.3 million, or $9.44 per share.

     Dependence on Key Programs

      The Company provides alternative risk management products and services to certain large client groups and associations and then markets them to their individual members. Within these groups, the Company targets small to medium sized accounts. In 2001, 2000, and 1999, the Company’s top four programs, collectively, accounted for 29.4%, 21.6% and 25.9%, respectively, of the Company’s total net earned premium. The loss or cancellation of any of the Company’s significant programs by the relevant client groups, or the general availability of commercial market coverage to members of such groups on more favorable terms than provided under the Company’s programs, could have a material adverse effect on the Company’s results of operations. Some of the Company’s clients may require its insurance companies to retain an “A-” (“Excellent”) or better A.M. Best rating. In August 2001, the Company’s rating was downgraded to “B” (“Fair”) by A.M. Best. While the Company has not yet experienced a material impact on its business to date, the impact of this downgrade may have a material adverse impact on its ability to market its insurance products. If the Company is unsuccessful in increasing its capital in the immediate future, and its rating remains at the current level, certain programs and insureds may seek other insurance carriers with higher ratings. While the Company has no reason to believe that any downward adjustment will be made, there can be no assurance that A.M. Best will not further reduce its rating of the Company’s insurance company subsidiaries in the future.

     Investments

      The Company’s investment securities at December 31, 2001 and 2000 are classified as available for sale. Investments classified as available for sale securities are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

      Realized gains or losses on sale or maturity of investments are determined on the basis of specific costs of the investments. Discount or premium on debt securities purchased at other than par value is amortized using the constant yield method. Investments with other than temporary declines in fair value are written down to estimated fair value and the related realized losses recognized in income. There were $1,293,637 in impaired investments written down in 2001, and none in 2000 and 1999. The Company had gross unrealized losses of $711,000 on investments having a fair value of $21.8 million. These gross unrealized losses were deemed not to be other than temporarily impaired.

     Revenue Recognition

      Premiums written are recognized as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received. Certain premiums are subject to retrospective premium adjustments. The estimated ultimate premium is recognized over the term of the insurance contract.

      Commission and fee income are recorded on the later of the effective date or the billing date of the policies on which they were earned. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known.

      The Company occasionally guarantees the financing of policies it writes. No material premium financing guarantees were in effect at December 31, 2001.

      The majority of claims processing fees are recognized as revenue over the estimated life of the claims. For those contracts that provide services beyond the contractually defined termination date of the related contracts, fees are deferred in an amount equal to management’s estimate of the Company’s obligation to continue to provide services.

     Description of Surety Business

     Surety Business

      In December 1996, Star entered into a five-year joint underwriting agreement with Connecticut Surety Company (“CSC”), whereby Star transferred the underwriting risk on the majority of the Company’s existing surety bond business. Effective June 1, 2000, CSC no longer assumes risk on new or renewal business from Star; however, one of CSC’s subsidiaries continues to act as a general agent for the Company. This new and renewal business is now 100% reinsured to unaffiliated reinsurers with an A.M. Best rating of “A” or better. Effective January 2002, CSC sold the renewal rights to the business of CSC and its subsidiaries to a third party, which will now underwrite all new and renewal business, excluding those bonds which Star must renew due to statutory requirements.

      In December 1998, CSC entered into an agreement with Evergreen National Indemnity Company to transfer most of its contract surety business it wrote on behalf of Star. The agreement provides for the transfer of the underwriting risk on this class of bonds from CSC to Evergreen National Indemnity Company.

      Effective May 26, 2000, CSC executed a Subordinated Surplus Note in favor of Star in the principal sum of $195,000. Fifty percent of the principal amount was due on May 26, 2001; the outstanding balance, together with all unpaid interest, is due on May 26, 2002. Interest earns at 9% per annum, with interest payments to be made quarterly, subject to all terms and conditions of the Note. Effective May 26, 2000 and July 14, 2000, Connecticut Surety Corporation executed Promissory Notes in favor of the Company in the amounts of $30,000 and $270,000, due on May 26, 2003 and July 14, 2003, respectively. Interest earns at 9% per annum, payable semi-annually beginning on December 31, 2000, subject to the terms and conditions of the Notes. Furthermore, Star purchased a portion of CSC’s outstanding loan with Fleet Bank for $124,800. Interest and

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

repayment terms are in accordance with the original terms between CSC and Fleet Bank. Other investors executed similar notes with CSC in varying amounts and also purchased a portion of the CSC loan with Fleet Bank.

      Effective December 31, 2000, CSC executed a Subordinated Surplus Note with Star in the principal sum of $3.8 million. Interest earns at 9% per annum, payable quarterly beginning April 1, 2001. These loan proceeds were deposited by CSC into a trust account established for the benefit of Star in order to collateralize CSC’s reinsurance obligations under the reinsurance agreements described above. This Subordinated Surplus Note, along with the other notes described above, were intended to be converted into Voting Convertible Preferred Stock of CSC, or its parent, as part of recapitalization of CSC, pursuant to a Letter of Intent dated December 31, 2000 between CSC, Star, and other investors. However, Star and the other investors decided not to exercise their conversion rights. As such, Star remains a surplus note holder of CSC in the amounts and terms described above. The Company has recorded an impairment of $870,000, which accounts for any uncollateralized portion of these notes.

      As of September 30, 2001, CSC had capital and surplus of $5.0 million. On February 6, 2002, the Connecticut Insurance Department placed CSC into Rehabilitation.

      At December 31, 2001, the Company had approximately $1.5 million of unsecured reinsurance recoveries on unpaid losses due from CSC in excess of collateral and allowances. Also during 2001, the Company recorded a provision of $4.5 million related to balances due from CSC, of which $3.5 million was related to reinsurance recoverable balances.

     Summary — Business Plan

      The Company has alternative plans to mitigate the risk items described above. The Company has retained an investment-banking firm to file a registration statement with the Securities and Exchange Commission with respect to a public offering of its common stock. The Company executed an engagement letter with an investment-banking firm that will act as financial advisor and lead underwriter for the Company in selling its common stock to the public. The terms will be determined immediately prior to the offering, which is expected to commence in May or June 2002. The offering is subject to certain conditions and no underwriting agreement has yet been executed. If the capital raising is unsuccessful, management believes the Company has the ability to sell certain of its non-regulated subsidiaries to satisfy its debt obligations. There are no restrictions that prohibit the sale of non-regulated subsidiaries. Proceeds from the offering would be used to satisfy all or a portion of the Company’s debt obligations and add to the surplus of its insurance subsidiaries. However, there can be no assurance that these capital-raising efforts will be successful.

Results of Operations

      Over the past three years, the Company took actions to eliminate seven specific unprofitable programs that were not aligned with its historic and present alternative risk management strategy. The Company also established strict corporate program guidelines that identify the following criteria as unacceptable:

•	Risk-taking in the surety line of business;

•	Programs with aggregate stop loss provisions; and

•	Programs which lack adequate capital contributed by risk-sharing partners.

      The underwriting losses associated with these seven programs were $12.8 million, $29.0 million, and $12.0 million for the years ended December 31, 2001, 2000, and 1999, respectively. At December 31, 2001, the amount of unearned premium associated with these programs was $3.2 million.

      On April 30, 1998, the Company acquired the business of Villari & Associates, Inc. and operated the agency as Meadowbrook-Villari Agency. The purchase price was $5.6 million comprised of $4.5 million in cash and 33,433 shares of common stock of the Company, resulting in goodwill of $5.6 million. The

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Meadowbrook-Villari Agency, a Florida-based insurance agency, offered professional liability products and programs, group health and disability, and property and casualty products. Effective July 1, 2001, the Company sold the business of Meadowbrook-Villari Agency. It is anticipated this sale will result in a reduction of annualized agency revenue of approximately $3.2 million, but should not have a material impact on the Company’s overall results of operations. The Company recorded a loss of $1,097,000 in conjunction with the sale.

2001 compared to 2000:

      Results from operations improved $11.0 million from a net loss of $17.5 million in 2000 to a net loss of $6.5 million in 2001. The net loss in 2001 reflects the impact of pre-tax adverse development of $14.4 million on net reserves. The adverse development reflects $5.2 million relating to unprofitable discontinued programs, $4.5 million relating to the provision for uncollectible reinsurance on CSC and HIH America Compensation & Liability Company (“HIH”), a California domiciled insurance company, which was seized by the California Department of Insurance, and the remaining development related to claims activity on the auto liability line of business. In addition, the Company incurred provisions for pre-tax impairments in the investment in CSC surplus notes of $870,000 and recorded a loss of $1.1 million on the sale of the Meadowbrook-Villari Agency. The 2000 results also reflected significant adverse development related to the discontinued programs mentioned above.

2000 compared to 1999:

      Results from operations, excluding the cumulative effect of accounting change, deteriorated $9.6 million from a net loss of $7.8 million in 1999 to a net loss of $17.5 million in 2000. The 2000 results reflect a $28.0 million pre-tax, or $18.5 million after-tax charge, for loss and loss adjustment expense related items. This charge reflects $20.2 million of adverse development on prior accident years, $2.0 million for accelerated amortization of deferred acquisition costs, $3.0 million for additional reinsurance costs on the Company’s adjustable rate casualty reinsurance treaty, and $2.8 million associated with loss-based assessments and other indirect claims expenses. The adverse development was primarily from discontinued programs. The adverse development of $15.9 million in 1999 was primarily related to programs no longer being underwritten by the Company, which includes discontinued programs.

Program Business

      The following table sets forth the revenues and results from operations for program business (in thousands):

	For the Years Ended December 31,

	2001	2000	1999

Revenue:
Net earned premiums	$163,665	$146,000	$124,906
Management fees	25,471	24,519	22,878
Investment income	14,177	13,664	11,546
Net realized gains (losses) on investments	735	540	(227)

Total revenue	$204,048	$184,723	$159,103

Pre-tax loss
Program business	$(7,624)	$(24,289)	$(11,891)

2001 compared to 2000:

      Revenues from program business increased $19.3 million, or 10.5%, to $204.0 million for the year ended December 31, 2001 from $184.7 million for the comparable period in 2000. This increase reflects 12.1%

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

growth in net earned premiums to $163.7 million in the year ended December 31, 2001 from $146.0 million in the comparable period in 2000, and is the result of growth in existing programs both from increasing policy count and rate increases. These increases were partially offset by the impact of the purchase of a large quota share reinsurance treaty for several workers’ compensation programs and the decline in written premium from programs previously discontinued. Management fees grew $952,000, or 3.9%, to $25.5 million from $24.5 million. Primarily, this increase resulted from a profit sharing fee of $1.6 million related to the good experience achieved on a loss portfolio transfer and new business growth of $1.0 million, which amounts were partially offset by fees related to discontinued or inactive managed programs. The remaining increase reflects a $513,000, or 3.8%, increase in investment income to $14.2 million in 2001 from $13.7 million in 2000.

      This increase reflects both a 1.2% increase in average invested assets, from operating cash flows, and a decrease in pre-tax yields to 5.64% in 2001 from 6.23% in 2000.

      Program business generated a pre-tax loss of ($7.6) million for the year ended December 31, 2001 compared to a pre-tax loss of ($24.3) million for the comparable period in 2000. This was the result of a decrease in the Company’s loss and loss adjustment expenses and operating expenses on program business. The Company’s loss and loss adjustment expense ratio was 81.1% for the year ended December 31, 2001 compared to 90.9% for the comparable period in 2000. The net loss in 2001 reflects the impact of adverse development of $14.4 million on net reserves. The adverse development reflects $5.2 million related to unprofitable discontinued programs, $4.5 million related to the provision for uncollectible reinsurance on CSC and HIH, and the remaining development related to claims activity on the auto liability line of business. The 2000 results reflected significant adverse development related to the discontinued programs mentioned above.

      The Company’s expense ratio was 36.0% for the year ended December 31, 2001 compared to 35.9% for the comparable period in 2000.

2000 compared to 1999:

      Revenues from program business increased $25.6 million, or 16.1%, to $184.7 million in 2000 from $159.1 million in 1999. The increase reflects 16.9% growth in net earned premiums to $146.0 million in 2000 from $124.9 million in 1999. This increase reflects growth in new and existing programs, partially offset by a reduction in premiums from programs discontinued in 1999 and 2000. In addition, the purchase of a large quota share reinsurance treaty for several workers’ compensation programs resulted in a $9.5 million reduction in net earned premiums. Management fees grew $1.6 million, or 7.2%, to $24.5 million from $22.9 million. This increase reflects the addition of two new managed programs and the full year impact of the 1999 acquisition of TPA. The remaining increase reflects a $2.1 million, or 18.3%, increase in investment income to $13.7 million in 2000 from $11.6 million in 1999. This increase reflects both a 9.2% increase in average invested assets, from operating cash flows, and an increase in pre-tax yields to 6.23% in 2000 from 5.33% in 1999.

      Program business in 2000 generated a pre-tax loss of ($24.3) million compared to a pre-tax loss of ($11.9) million in 1999. The 2000 results reflect a $28.0 million pre-tax, or $18.5 million after-tax, charge for loss and loss adjustment expense reserve related items. This charge reflects $20.2 million of adverse development on prior accident years, $2.0 million for accelerated amortization of deferred acquisition costs, $3.0 million for additional reinsurance costs on the Company’s adjustable rate casualty reinsurance treaty, and $2.8 million associated with loss-based assessments and other indirect claims expenses. The adverse development in 2000 was primarily from discontinued programs. The adverse development of $15.9 million in 1999 was primarily relating to programs no longer being underwritten by the Company, which includes discontinued programs.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Agency Operations

      The following table sets forth the revenues and results from agency operations (in thousands):

	2001	2000	1999

Net commission	$15,706	$17,234	$16,391
Pre-tax income*	$5,348	$4,115	$3,639

*	Excluding the allocation of corporate overhead.

2001 compared to 2000:

      Revenue from agency operations, which consists primarily of agency commission revenue, decreased $1.5 million, or 8.9%, to $15.7 million for the year ended December 31, 2001 from $17.2 million for the comparable period in 2000. This decrease reflects the sale of the Meadowbrook-Villari Agency. Excluding the Meadowbrook-Villari Agency revenues from both periods, agency revenue would have decreased 2.2%. This decrease in agency commissions primarily relates to the sale of business to a former employee, for which there was a corresponding reduction in salary and administrative costs. Agency operations generated pre-tax income of $5.3 million for the year ended December 31, 2001 compared to $4.1 million for the comparable period in 2000. The improvement in agency operations reflects improved margins as a result of expense management initiatives. Effective July 1, 2001, the Company sold the business of Meadowbrook-Villari Agency. It is anticipated that this sale will result in a reduction of annualized agency revenue of approximately $3.2 million, but should not have a material impact on the Company’s overall results of operations.

     2000 compared to 1999:

      Agency commissions increased $843,000, or 5.1%, to $17.2 million in 2000 from $16.4 million in 1999. Agency operations pre-tax income increased $476,000, or 13.1%, to $4.1 million in 2000 from $3.6 million in 1999. This improvement in pre-tax income reflects the combination of growth in commission revenues and the impact of expense reductions taken in late 1999.

     Other Items

     Taxes

      The provision for income taxes resulted in a benefit of $3.6 million, $10.1 million, and $6.2 million in 2001, 2000, and 1999 with a negative effective tax rate of 35.6%, 36.7% and 44.2%, respectively. The tax rate in 1999 deviated significantly from the 34% corporate rate due to the Company’s investment portfolio being weighted in tax-exempt securities. During 2000, because of the Company’s current tax position, the Company shifted more of its investment portfolio to taxable securities, bringing the effective tax rate closer to the corporate tax rate of 34%.

     Interest Expense

      Interest expense for 2001, 2000 and 1999 was $4.5 million, $5.1 million and $3.6 million, respectively. This interest expense relates primarily to the Company’s line of credit. The average debt outstanding was approximately $54 million, $51 million, and $44 million in 2001, 2000 and 1999, respectively. The average interest rate was approximately 8%, 9%, and 8% in 2001, 2000 and 1999, respectively.

Liquidity and Capital Resources

      The principal sources of funds for the Company and its subsidiaries are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. The Company generates operating

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $14.0 million in 2001. These earnings were available for debt service.

      Cash flow used in operations was $2.8 million in 2001, compared to cash flow provided by operations of $24.0 million, $23.6 million in 2000, and 1999, respectively. As anticipated by management, the decrease in cash flow in 2001 reflects the acceleration in the payment of previously reserved claims, which more than offset the growth in gross and net written premiums. The positive cash flow in 2000 and 1999 reflects growth in gross and net written premium and the strengthening of case and incurred but not reported (“IBNR”) reserves that did not require immediate cash payments in those years. Absent a capital contribution or the sale of a portion of the Company’s assets, as discussed below, the Company plans to reduce gross and net written premium in 2002 to reduce certain leverage ratios (see “Regulatory and Rating Issues”). As these losses are paid and growth in premium declines, cash and invested assets in the Company’s insurance subsidiaries may decline.

      At December 31, 2001, the Company had a bank line of credit that permits borrowings up to $47.5 million. The Company drew on this line of credit primarily to consummate the acquisitions made during 1997 through 1999. The Company also used the line of credit to fund operating expenses of the non-regulated subsidiaries and to make investments with the regulated subsidiaries.

      As of December 31, 2001, $47.5 million was outstanding on this line of credit. The line of credit bears interest at a variable margin over the Prime Rate. As of December 31, 2001, the Prime Rate was 4.75% and the variable margin was 1.5%.

      At December 31, 2000, the Company was obligated to reduce the credit line to $33.0 million by April 30, 2001. In May 2001, the Company received a permanent waiver of this obligation to reduce the credit line. Concurrent with the permanent waiver, the Company and its banks agreed to waive all prior covenant violations of the existing loan agreement and establish new covenants. In addition, the Company agreed to a revised pay-down schedule, pursuant to which the Company was required to reduce the credit line by $5.0 million per quarter beginning September 30, 2001.

      The scheduled payments of $5.0 million due on September 30, 2001 and December 31, 2001 were not made. In February 2002, the Company received a permanent waiver of these obligations to reduce the credit line. Concurrent with the permanent waiver, the Company and its banks agreed to waive all prior covenant violations of the existing loan agreement and establish new covenants effective retroactive to December 31, 2001 related to statutory surplus, GAAP net worth, fixed charge coverage, debt-to-capital ratios and net and gross premium ratios. In addition, the Company agreed to a revised pay-down schedule and a variable margin over the Prime Rate that increases by one quarter point every two months beginning February 1, 2002 until the line of credit is paid down to $33.0 million. Pursuant to the revised pay-down schedule, the Company is required to reduce the credit line by $0.5 million on March 31, 2002, $10.8 million on June 30, 2002, $1.0 million on September 30, 2002, and $11.3 million on December 31, 2002.

      Unless a further extension is obtained, the line of credit expires and the remaining balance of $24.0 million is payable in full on January 3, 2003. Under the terms of the credit agreement, in the event of default, the banks have the right to terminate the revolving credit facility and demand full and immediate repayment.

      Absent the sale of assets or other capital raising events, the Company may not have the liquidity in its non-regulated subsidiaries to make the required payments pursuant to the revised pay down schedule on or after the scheduled payment of $10.8 million on June 30, 2002. Furthermore, if repayment is required due to default, the Company currently does not have sufficient cash to repay the balance. As part of the loan agreement, certain of the Company’s non-regulated subsidiaries guaranteed repayment of the line of credit

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

and the Company pledged the stock of its non-regulated subsidiaries as collateral. In the event of default, the banks would have the right to sell the Company’s non-regulated subsidiaries and apply the proceeds to the balance on the line of credit.

      The Company has retained an investment-banking firm to file a registration statement with the Securities and Exchange Commission with respect to a public offering of its common stock. The Company executed an engagement letter with an investment-banking firm that will act as financial advisor and lead underwriter for the Company in selling its common stock to the public. The terms will be determined immediately prior to the offering, which is expected to commence in May or June 2002. The offering is subject to certain conditions and no underwriting agreement has yet been executed. If the capital raising is unsuccessful, management believes the Company has the ability to sell certain of its non-regulated subsidiaries to satisfy its debt obligations. There are no restrictions that prohibit the sale of non-regulated subsidiaries. Proceeds from the offering would be used to satisfy all or a portion of the Company’s debt obligations and add to the surplus of its insurance subsidiaries. However, there can be no assurance that these capital-raising efforts will be successful.

      A non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line. The line will expire on May 14, 2002 and management intends to renew this line of credit. The line bears interest at 1% under the Prime Rate, which was 4.75% and 9.50% at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, $3.8 million and $2.5 million, respectively, were outstanding under this line.

      In addition, the Company has an outstanding subordinated promissory note payable in the amount of $3.5 million, due June 30, 2003, which bears interest at a rate of 6.673% plus a Eurocurrency margin. As of December 31, 2001, the Eurocurrency margin was 1.7%. Proceeds of this borrowing were used to reduce the outstanding balance on the bank line of credit.

      There were no letters of credit open as of December 31, 2001. One letter of credit in the amount of $14,200,000 which had previously been provided as collateral for two insurance subsidiaries’ obligations under a reinsurance agreement, was drawn on in full by the beneficiary. This amount earns interest payable to the Company on the drawn balance at 4.5%. This agreement expires September 1, 2006.

      As of December 31, 2001 and 2000, the recorded values of the Company’s investment portfolio, including cash and cash equivalents, were $233.8 million and $240.1 million, respectively. The debt securities in the investment portfolio, at December 31, 2001, were 88.2% investment grade A or above bonds as defined by Standard & Poor’s.

      Shareholders’ equity was $80.3 million, or $9.44 per common share, at December 31, 2001, compared to $86.0 million at December 31, 2000, or $10.10 per common share. The decrease in shareholders’ equity during 2001 primarily reflects the Company’s second quarter net loss. Changes in shareholders’ equity related to the unrealized values of underlying portfolio investments has been and will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

      A significant portion of the Company’s consolidated assets represent assets of the Company’s insurance subsidiaries that at this time cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its insurance subsidiaries is dictated by Michigan regulatory guidelines, which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s policyholders’ surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of earned surplus of the company. Earned surplus balances are calculated on a quarterly basis. Since Star Insurance Company (“Star”) is the parent of the domestic insurance company subsidiaries, its maximum dividend calculation represents the combined insurance companies’ surplus. Based upon the 2001 statutory financial statements, Star may not pay any

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

dividends to the Company during 2002 without prior approval of OFIS. Star’s earned surplus position at December 31, 2001 was negative $29.1 million. No statutory dividends were paid in 2001 or 2000.

      The insurance subsidiaries are required to maintain certain deposits with regulatory authorities, which totaled $71.9 million at December 31, 2001, and $55.0 million at December 31, 2000.

Regulatory and Rating Issues

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3 to 1 and 2 to 1, respectively. Due primarily to net losses in 2000 and in the first half of 2001, statutory surplus is at a level where the premium leverage ratios as of December 31, 2001, on a statutory consolidated basis, were 5.8 to 1 and 3.4 to 1 on a gross and net written premium basis, respectively.

      The National Association of Insurance Commissioners (“NAIC”) has adopted a risk-based capital (“RBC”) formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital of regulated companies. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidating proceeding.

      The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital, defined as the total of its statutory capital, surplus and asset valuation reserve, to its risk-based capital.

•	The “Company Action Level” is triggered if a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its risk-based capital. At the “Company Action Level,” a company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250% and 200% of its risk-based capital is subject to a trend test. A trend test calculates the greater of any decrease in the margin (i.e. the amount in dollars by which a company’s adjusted capital exceeds it risk-based capital) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in margin in the coming year would result in a risk-based capital ratio of less than 190%, then “Company Action Level” regulatory action would be triggered.

•	The “Regulatory Action Level” is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital. At the “Regulatory Action Level,” the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.

•	The “Authorized Control Level” is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.

•	The “Mandatory Control Level,” is triggered if a company’s total adjusted capital is less than 70% of its risk-based capital, at which level the regulatory authority is mandated to place the company under its control.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

      At December 31, 2001, all of the Company’s insurance subsidiaries were in compliance with RBC requirements, with the exception of Star. Star reported statutory surplus of $51.6 million and $56.2 million at December 31, 2001 and 2000, respectively. The calculated RBC was $29.7 million in 2001 and $27.0 million in 2000 and the threshold requiring the minimum regulatory involvement was $59.5 million in 2001 and $53.9 million in 2000. The 2001 RBC ratio for Star was within Company Action Level. The Company is required to submit an RBC Plan outlining how it intends to achieve compliance. The Company is preparing the RBC Plan which includes, but is not limited to, the actions outlined below in the Business Plan. The RBC Plan is due by April 15, 2002.

      The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies “usual values” for each ratio. Unexplained departure from the usual values on four or more ratios generally leads to inquiries or possible further review from individual state insurance commissioners.

      In 2001, Star had seven ratios that varied from the “usual value” range. The variations and reasons for these variations are set forth below:

Ratio	Usual Range	Star Value

Change in Net Writings	<33% or >–33%	44	%(1)
Surplus Aid to Surplus	Under 15%	16	%(2)
Two-year Overall Operating Ratio	Under 100%	112	%(3)
Liabilities to Liquid Assets	Under 105%	151	%(3)
One-year Reserve Development to Surplus	Under 20%	20	%(3)
Two-year Reserve Development to Surplus	Under 20%	22	%(3)
Estimated Current Reserve Deficiency to Surplus	Under 25%	42	%(3)

(1)	The growth in Star’s net written premium reflects the conversion of two commercial auto programs to fully-insured programs from risk-sharing programs. As part of the plan to reduce both gross and net leverage ratios, the Company has cancelled these programs effective December 31, 2001. In addition, to reduce the Company’s overall excess reinsurance costs, Star assumed premium that was previously assumed by Preferred Insurance Company, Ltd. (“PICL”). Excluding these items, Star’s Change in Net Writings ratio would have been within the usual range at 4.3%.

(2)	The Surplus Aid to Surplus ratio was impacted by the purchase of a significant quota share reinsurance treaty for several of the Company’s workers’ compensation programs, as well as the overall reduction in statutory surplus as a result of the net losses in 2001 and 2000.

(3)	These operating ratios were negatively impacted by the underwriting losses recognized in 2000 and 2001, which were primarily related to the previously mentioned seven discontinued programs.

      In 2001, the Change in Net Writings for Williamsburg National Insurance Company (“Williamsburg”), another insurance subsidiary, was 116%. The growth in the net written premium on Williamsburg was unusually high for the year primarily due to two new workers’ compensation programs. These two new programs generated an additional $383,000 of net written premium for 2001. Excluding the impact of this new business, the ratio would have been within the usual range at 18%.

      The Company has received inquiries from various state regulators requesting information concerning Star’s financial condition. The losses, adverse trends and uncertainties discussed in this report have been and continue to be reviewed by the domiciliary state and other insurance regulators of the Company’s insurance subsidiaries. The Company had previously submitted a Business Plan to reduce its current leverage ratios and

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

increase the RBC ratio level and is working closely with OFIS to monitor its progress. While the Company’s gross and net written premium have declined steadily throughout 2001, it has not yet sufficiently reduced its premium leverage ratios and complied with the required RBC level. In addition to continued reductions in premium writings, capital from sources outside the Company may also be necessary to make sufficient progress towards reducing its leverage ratios and increasing the RBC ratio. While the Company has retained an investment-banking firm to execute its selected capital raising alternative, there can be no assurance that the Company will be successful in raising additional capital, or that proceeds therefrom, which would be contributed to the Company’s insurance subsidiaries, would result in sufficient progress towards reducing its leverage ratios and increasing the RBC ratio. If the regulators determine that the Company has made insufficient progress towards reducing its leverage ratios and increasing the RBC ratio, they may take action at any time. While the regulators have taken no actions to date, these actions could include requiring the Company to propose steps to correct the capital deficiency, requiring a further reduction in permitted premium writings, or placing the Company under some form of regulatory control.

Reinsurance Considerations

      The Company seeks to manage the risk exposure of its insurance subsidiaries and its clients through the purchase of excess-of-loss and quota share reinsurance. The Company’s reinsurance requirements are analyzed on a specific program basis to determine the appropriate retention levels and reinsurance coverage limits. The Company secures this reinsurance based on the availability, cost, and benefits of various reinsurance alternatives.

      Reinsurance does not legally discharge an insurer from its primary liability for the full amount of risks assumed under insurance policies it issues, but it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In its selection of reinsurers, the Company evaluates the financial stability of its prospective reinsurers. To date, the Company has not, in the aggregate, experienced any material difficulties in collecting reinsurance recoverables other than those balances related to CSC and HIH, as discussed previously, and for which allowances have been established. No assurance can be given regarding the future ability of any of the Company’s reinsurers to meet their obligations. The following table sets forth information relating to the Company’s five largest reinsurers on the basis of reinsurance premium ceded (other than client captive quota-share reinsurers) as of December 31, 2001 (in thousands):

	Reinsurance Premium Ceded	Reinsurance Recoverable	A.M. Best
Reinsurer	December 31, 2001	December 31, 2001	Rating

Employers Reinsurance Corporation	$46,650	$81,529	A++
XL Insurance Company	8,012	2,373	A+
Lumbermen’s Mutual Insurance Company	4,791	1,056	A
Lloyds Syndicate #227	3,715	7,697	Ag
Accident Fund Company of Michigan	3,442	1,622	A

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through Funds Withheld Trusts or letters of credit. At December 31, 2001, the Company had risk exposure in excess of collateral in the amount of $14.1 million on these programs, of which the Company has an allowance of $6.5 million related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners. At the end of each quarter an analysis of these exposures is conducted to determine the potential

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

exposure to uncollectibility. Management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations.

New Accounting Pronouncements

      Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS No. 137 and 138). As the Company does not customarily use derivative instruments, the impact of adoption did not impact the results of operations or financial position of the Company.

      FASB has issued SFAS No. 141 “Business Combinations”. SFAS No. 141 eliminates the “pooling-of-interests” method for business combinations initiated after June 30, 2001. The Company does not anticipate the adoption of SFAS No. 141 will have a material effect to the result of operations or financial position of the Company.

      FASB has issued SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting December 15, 2001 or thereafter, eliminates the amortization of goodwill. In addition, goodwill would be separately tested for impairment using a fair-value based approach. Upon implementation in 2002, the Company will no longer amortize goodwill. Goodwill amortization in 2001 was $2.3 million. Management has not yet evaluated the impact to goodwill as prescribed by SFAS No. 142. The overall market value of the Company as of March 22, 2002 was $26.7 million, or $3.14 per share, compared to book value of $80.3 million, or $9.44 per share.

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

      In March 1998, NAIC voted to adopt its Codification of Statutory Accounting Principles project (referred to hereafter as “codification”). Codification is a modified form of statutory accounting principles that will result in a change to the current NAIC Accounting Practices and Procedures Manual applicable to insurance enterprises. The Company’s insurance subsidiaries adopted codification effective January 1, 2001. The adoption of codification increased consolidated statutory surplus by $5.8 million as of January 1, 2001.

Safe Harbor

      This annual report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of the Company’s management. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectibility of reinsurance; increased rate pressure on premiums; obtainment of certain rate increases in current market conditions; investment rate of return; changes in and adherence to insurance regulation; actions taken by

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

regulators, rating agencies or lenders; obtainment of certain processing efficiencies; changing rates of inflation; general economic conditions and other risks identified in the Company’s reports and registration statements filed with the Securities and Exchange Commission. The Company is not under any obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of the Company’s primary risk exposures and how those exposures are currently managed as of December 31, 2001. The Company’s market risk sensitive instruments are primarily related to debt securities and equity securities, which are available for sale and not held for trading purposes.

      Interest rate risk is managed within the context of asset and liability management where the target duration of the investment portfolio is managed to approximate that of the liabilities as determined by actuarial analysis.

      At December 31, 2001, the fair value of the Company’s investment portfolio was $200.4 million, 98.6% of which is invested in debt securities. The remaining 1.4% is invested in preferred stocks. The Company’s market risk to the investment portfolio is interest rate risk associated with debt securities. The Company’s exposure to equity price risk is not significant. The Company’s investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. During the year, the Company continued to increase its allocation to taxable securities to maximize after-tax income and the utilization of the Company’s NOL. For the Company’s investment portfolio, there were no significant changes in the Company’s primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2000. The Company does not anticipate significant changes in the Company’s primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

      A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In the Company’s sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. The term “near term” means a period of up to one year from the date of the consolidated financial statements. In its sensitivity model, the Company uses fair values to measure its potential loss of debt securities assuming an upward parallel shift in interest rates to measure the hypothetical change in fair values. Based upon this sensitivity model, a 100 basis point increase in interest rates produces a loss in fair value of market sensitive instruments of approximately $7.3 million. This loss in fair value only reflects the impact of interest rate increases on the fair value of the Company’s debt securities. This loss after tax constitutes 6.0% of shareholders’ equity. The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Item 8.     Financial Statements and Supplementary Data

      See list of Financial Statement Schedules on page 35. The financial statements listed on page 35 including footnote 17 on page 64 of the notes to the consolidated financial statements.

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

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 2002, which is hereby incorporated by reference.

Item 11.     Executive Compensation

      The information required by this item is included under the captions “Executive Compensation”, “Compensation of Directors”, and “Employment Contracts” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 2002, which are hereby incorporated by reference; information under the captions “Report of Compensation Committee of the Board on Executive Compensation” and “Performance Graph” are furnished pursuant to this Item 11 but shall not be deemed filed.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 2002, which is hereby incorporated by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is included under the caption “Certain Transactions with Management” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 2002, which is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (A) The following documents are filed as part of this Report:

		Page

1.	List of Financial Statements:
	Report of PricewaterhouseCoopers LLP, Independent Accountants	36
	Consolidated Balance Sheet — December 31, 2001 and 2000	37
	Consolidated Statement of Income — For Years Ended December 31, 2001, 2000, and 1999	38
	Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2001, 2000, and 1999	39
	Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2001, 2000, and 1999	40
	Consolidated Statement of Cash Flows — For Years Ended December 31, 2001, 2000, and 1999	41
	Notes to Consolidated Financial Statements	42-63
2.	Financial Statement Schedule
	Schedule II Condensed Financial Information of Registrant	66-69
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

      (B) Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2001.

MEADOWBROOK INSURANCE GROUP, INC.

REPORT OF MANAGEMENT

      Management is responsible for the accompanying consolidated financial statements and all other financial information contained in the Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts which of necessity are based on management’s best estimates and informed judgments under existing circumstances.

      The Company maintains a system of internal controls designed to provide reasonable assurance, at appropriate costs, that assets are safeguarded, transactions are properly authorized and recorded, and that the financial records provide a reliable basis for the preparation of financial statements that are free of material misstatement.

      The financial statements have been audited by the independent auditors PricewaterhouseCoopers LLP. Their role is to render an independent professional opinion on management’s financial statements based upon performance of procedures they deem appropriate under generally accepted auditing standards. As part of their audit, they evaluate the Company’s internal control structure to the extent they consider necessary to express their opinion on the consolidated financial statements.

      The Audit Committee of the Board of Directors, composed of directors who are not officers or employees of the Company, meets periodically with management, the Company’s chief internal auditor, and with its independent auditors to discuss their evaluation of internal accounting controls and the quality of financial reporting. Both the independent auditors and the internal auditors have free access to the Audit Committee to discuss the results of audits.

Merton J. Segal Chairman and Chief Executive Officer	Joseph C. Henry Executive Vice President and Acting Chief Financial Officer

February 20, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Meadowbrook Insurance Group, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Meadowbrook Insurance Group, Inc. at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 1 and 8 to the financial statements, the Company’s largest insurance subsidiary is within the Company Action Level of Risk Based Capital at December 31, 2001.

Grand Rapids, Michigan

February 20, 2002

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,

	2001	2000

	(In thousands, except
	share data)
ASSETS
Investments
Debt securities available for sale, at fair value (cost of $193,020 and $164,685 in 2001 and 2000, respectively)	$197,634	$166,790
Equity securities available for sale, at fair value (cost of $2,757 and $16,445 in 2001 and 2000, respectively)	2,787	16,455

Total investments	200,421	183,245
Cash and cash equivalents	33,302	56,838
Accrued investment income	2,577	2,480
Premiums and agent balances receivable (net of allowance of $4,932 and $5,242 in 2001 and 2000, respectively)	78,171	79,121
Reinsurance recoverable on:
Paid losses	26,515	16,425
Unpaid losses	195,943	168,962
Prepaid reinsurance premiums	37,852	55,854
Deferred policy acquisition costs	13,953	6,624
Deferred federal income taxes	24,506	21,753
Federal income taxes recoverable	730	1,933
Intangible assets (less accumulated amortization of $6,005 and $5,403 in 2001 and 2000, respectively)	28,997	35,946
Other assets	44,921	32,002

Total assets	$687,888	$661,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$394,596	$341,824
Unearned premiums	94,002	94,142
Debt	54,741	53,013
Accounts payable and accrued expenses	22,185	20,106
Reinsurance funds held and balances payable	26,887	38,171
Payable to insurance companies	5,840	19,126
Other liabilities	9,321	8,826

Total liabilities	607,572	575,208

Commitments and contingencies (note 12)
Shareholders’ Equity
Common stock, $0.01 stated value; authorized 30,000,000 shares; 8,512,194 and 8,512,008 shares issued and outstanding	85	85
Additional paid-in capital	67,948	67,928
Retained earnings	10,034	17,309
Note receivable from officer	(824)	(772)
Accumulated other comprehensive income:
Unrealized appreciation on available for sale securities, net of deferred tax expense of $1,571 and $690 in 2001 and 2000, respectively	3,073	1,425

Total shareholders’ equity	80,316	85,975

Total liabilities and shareholders’ equity	$687,888	$661,183

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Revenues
Premiums earned
Gross	$293,650	$310,697	$236,620
Ceded	(129,985)	(164,697)	(111,714)

Net earned	163,665	146,000	124,906
Net commissions and fees	40,675	41,251	38,697
Net investment income	14,228	13,715	11,618
Net realized gains (losses) on disposition of investments	735	540	(227)
Loss on sale of subsidiary	(1,097)	—	—

Total revenues	218,206	201,506	174,994

Expenses
Losses and loss adjustment expenses	247,122	289,588	189,084
Reinsurance recoveries	(121,939)	(161,969)	(93,726)

Net losses and loss adjustment expenses	125,183	127,619	95,358
Salaries and employee benefits	44,179	43,038	42,473
Other operating expenses	54,440	53,316	47,583
Interest on notes payable	4,516	5,135	3,636

Total expenses	228,318	229,108	189,050

Loss before taxes	(10,112)	(27,602)	(14,056)

Federal income benefit	(3,602)	(10,129)	(6,209)

Net loss before cumulative effect of accounting change	(6,510)	(17,473)	(7,847)

Cumulative effect of accounting for insurance related assessments, net of deferred taxes	—	—	(1,706)

Net loss	$(6,510)	$(17,473)	$(9,553)

Earnings Per Share
Basic
Before cumulative effect of accounting change	$(0.76)	$(2.05)	$(0.91)
Cumulative effect of accounting change	$—	$—	$(0.20)
Net loss	$(0.76)	$(2.05)	$(1.11)
Diluted Before cumulative effect of accounting change	$(0.76)	$(2.05)	$(0.91)
Cumulative effect of accounting change	$—	$—	$(0.20)
Net loss	$(0.76)	$(2.05)	$(1.11)
Weighted average number of common shares
Basic	8,512,186	8,511,834	8,588,216
Diluted	8,512,186	8,511,834	8,588,216

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2001	2000	1999

	(In thousands)
Net loss	$(6,510)	$(17,473)	$(9,553)
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on securities	2,979	4,454	(6,669)
Less: reclassification adjustment for gains (losses) included in net income	(1,331)	(356)	150

Other comprehensive income (loss)	1,648	4,098	(6,519)

Comprehensive loss	$(4,862)	$(13,375)	$(16,072)

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	For the Years ended December 31, 2001, 2000, and 1999

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Note Receivable	Comprehensive	Shareholders’
	Stock	Capital	Earnings	from Officer	Income	Equity

	(In thousands)
Balances January 1, 1999	$87	$71,190	$45,105	$(661)	$3,846	$119,567
Unrealized depreciation on available for sale securities	—	—	—	—	(6,519)	(6,519)
Dividends declared at $0.12 per share	—	—	(1,031)	—	—	(1,031)
Issuance of 13,945 shares of common stock	—	93	—	—	—	93
Retirement of 165,724 shares of common stock	(2)	(3,414)	1,288	—	—	(2,128)
Tax benefit of stock option exercises	—	38	—	—	—	38
Note receivable from an officer	—	—	—	(59)	—	(59)
Net loss	—	—	(9,553)	—	—	(9,553)

Balances December 31, 1999	85	67,907	35,809	(720)	(2,673)	100,408
Unrealized appreciation on available for sale securities	—	—	—	—	4,098	4,098
Dividends declared at $0.12 per share	—	—	(1,021)	—	—	(1,021)
Issuance of 34,718 shares of common stock	—	177	—	—	—	177
Retirement of 34,365 shares of common stock	—	(157)	(6)	—	—	(163)
Tax benefit of stock option exercises	—	1	—	—	—	1
Note receivable from an officer	—	—	—	(52)	—	(52)
Net loss	—	—	(17,473)	—	—	(17,473)

Balances December 31, 2000	85	67,928	17,309	(772)	1,425	85,975
Unrealized appreciation on available for sale securities	—	—	—	—	1,648	1,648
Dividends declared at $0.09 per share	—	—	(766)	—	—	(766)
Issuance of 1,400 shares of common stock	—	27	—	—	—	27
Retirement of 1,214 shares of common stock	—	(8)	1	—	—	(7)
Tax benefit of stock option exercises	—	1	—	—	—	1
Note receivable from an officer	—	—	—	(52)	—	(52)
Net loss	—	—	(6,510)	—	—	(6,510)

Balances December 31, 2001	$85	$67,948	$10,034	$(824)	$3,073	$80,316

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2001	2000	1999

	(In thousands)
Cash Flows From Operating Activities
Net Loss	$(6,510)	$(17,473)	$(9,553)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	2,336	2,097	1,621
Depreciation of furniture and equipment	2,785	3,134	3,172
Net accretion of discount on bonds	26	(59)	31
(Gain) loss on sale of investments	(2,017)	(540)	227
Deferred income tax (benefit) expense	(3,633)	(9,075)	(6,724)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accrued investment income	(98)	279	(248)
Premiums and agent balances receivable	951	6,586	(16,509)
Reinsurance recoverable on paid and unpaid losses	(37,071)	(69,592)	(40,293)
Prepaid reinsurance premiums	18,002	(13,781)	(5,737)
Deferred policy acquisition costs	(7,329)	3,406	(1,130)
Federal income taxes recoverable	1,204	(752)	1,229
Other assets	(1,652)	(8,765)	2,778
Increase (decrease) in:
Losses and loss adjustment expenses	52,772	112,580	71,448
Unearned premiums	(140)	4,047	8,225
Accounts payable and accrued expenses	2,336	4,292	2,469
Insurance company payable	(13,286)	(4,606)	7,086
Reinsurance funds held and balances payable	(11,284)	8,600	9,219
Other liabilities	(169)	3,603	(3,678)

Total Adjustments	3,733	41,454	33,186

Net cash (used in) provided by operating activities	(2,777)	23,981	23,633

Cash Flows From Investing Activities
Purchase of equity securities available for sale	(450)	(236)	(10,858)
Purchase of debt securities available for sale	(110,906)	(68,486)	(74,297)
Proceeds from sale of equity securities available for sale	15,189	1,049	1,362
Proceeds from sales and maturities of debt securities available for sale	83,510	92,985	63,589
Capital expenditures	(1,381)	(3,043)	(3,656)
Purchase of and additional investments in subsidiaries	—	(5,158)	(16,776)
Sale of subsidiary	3,752	—	—
Net cash of acquired subsidiaries	—	—	3,795
Net cash deposited in funds held	(12,790)	—	—

Net cash (used in) provided by investing activities	(23,076)	17,111	(36,841)

Cash Flows From Financing Activities
Proceeds from lines of credit	12,780	52,328	107,703
Payment of lines of credit	(11,052)	(57,778)	(90,193)
Book overdraft	1,642	(1,459)	2,031
Dividend paid on common stock	(1,021)	(1,021)	(1,037)
Retirement of common stock	(32)	(37)	(2,093)

Net cash provided by (used in) financing activities	2,317	(7,967)	16,411

(Decrease) increase in cash and cash equivalents	(23,536)	33,125	3,203
Cash and cash equivalents, beginning of year	56,838	23,713	20,510

Cash and cash equivalents, end of year	$33,302	$56,838	$23,713

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,671	$5,135	$3,636
Income taxes received, net of paid	$(1,176)	$(228)	$(1,639)
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Tax benefit from stock options	$1	$1	$38

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Basis of Financial Presentation

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

Principles of Consolidation

      The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc., (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company (“Savers”), Williamsburg National Insurance Company (“Williamsburg”), Ameritrust Insurance Corporation (“Ameritrust”), American Indemnity Insurance Company, Ltd. (“AIIC”), Crest Financial Corporation (“Crest”) and its subsidiaries, and Meadowbrook Inc. and its subsidiaries.

Business

      The Company, through its subsidiaries, is engaged primarily in developing and managing alternative risk management programs for defined client groups and their members. This includes providing services, such as reinsurance brokering, risk management consulting, claims handling, administrative services, along with various types of property and casualty insurance coverage, including workers’ compensation, general liability and commercial multiple peril. The Company, through its insurance subsidiaries, Star, Savers, Williamsburg, and Ameritrust, issue insurance policies for risk-sharing and fully insured programs. The Company retains underwriting risk in these insurance programs, which may result in fluctuations in earnings. The Company also operates retail insurance agencies, which primarily place principally commercial insurance as well as personal property, casualty, life and accident and health insurance with multiple insurance carriers. The Company does not have significant exposures to environmental/ asbestos and catastrophic coverages. Insurance coverage is primarily provided to associations or similar groups of members, commonly referred to as programs. Four programs, collectively, accounted for 29.4%, 21.6%, and 25.9% of the Company’s total net earned premium in 2001, 2000, and 1999, respectively. The net earned premium of the largest program in each respective year represented 12.4%, 6.2%, and 7.6% of the Company’s premium revenues in 2001, 2000, and 1999, respectively.

      The Company through its largest insurance subsidiary, Star, has incurred significant losses in the past three years, which has led to violations of certain covenants in its line of credit agreement, reduced capital and surplus, and violations of various regulatory ratios at the insurance company subsidiaries. These losses also resulted in a downgrade by A.M. Best of its rating of the insurance company subsidiaries, state regulatory inquiries, and amendments to the bank line of credit.

      Accordingly, the absence of dividends from Star has adversely impacted the Company’s liquidity. Absent the sale of assets or other capital raising events, the Company may not have the liquidity in its non-regulated subsidiaries to make the required debt payments pursuant to the revised pay down schedule of $10.8 million on June 30, 2002, $1.0 million on September 30, 2002, $11.3 million on December 31, 2002, and the remaining $24.0 million on January 3, 2003. Furthermore, if repayment is required due to default, the Company currently does not have sufficient cash to repay the balance. As part of the loan agreement, certain of the non-regulated subsidiaries guaranteed repayment of the line of credit and the Company pledged the stock of its non-regulated subsidiaries as collateral. In the event of default, the banks would have the right to sell the

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s non-regulated subsidiaries and apply the proceeds to the balance on the line of credit. Management’s plans to satisfy the debt are discussed below.

      At December 31, 2001, Star is within the Company Action Level of Risk Based Capital (“RBC”). Accordingly, Star is required to submit a RBC Plan through the OFIS for review. While Michigan and other insurance regulators have taken no actions to date, the Company could be required to take additional steps to correct Star’s capital deficiency, further reduce premium writings, or implement some form of regulatory action. Management believes it has implemented its plan to achieve compliance with the RBC and regulatory ratios through the reduction in gross and net premiums and related expense levels.

      The Company has alternative plans to mitigate the risk items described above. The Company has retained an investment-banking firm to file a registration statement with the Securities and Exchange Commission with respect to a public offering of its common stock. The Company executed an engagement letter with an investment-banking firm that will act as financial advisor and lead underwriter for the Company in selling its common stock to the public. The terms will be determined immediately prior to the offering, which is expected to commence in May or June 2002. The offering is subject to certain conditions and no underwriting agreement has yet been executed. If the capital raising is unsuccessful, management believes the Company has the ability to sell certain of its non-regulated subsidiaries to satisfy its debt obligations. There are no restrictions that prohibit the sale of non-regulated subsidiaries. Proceeds from the offering would be used to satisfy all or a portion of the Company’s debt obligations and add to the surplus of its insurance subsidiaries. However, there can be no assurance that these capital-raising efforts will be successful.

      At December 31, 2001, the Company had a deferred tax asset of $24.5 million, $11.8 million of which is related to a net operating loss carryforward (“NOL”). Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb both the applicable reversing temporary differences and the NOL. Although realization is not assured, management believes that it is more likely than not that current tax strategies, which include potential sale of assets and/or subsidiaries, and the ongoing results from operations excluding the discontinuation of seven specific, unprofitable programs, will generate sufficient taxable income to realize the deferred tax asset. If the Company is unable to execute these tax strategies or generate sufficient taxable income, the establishment of a valuation allowance may be required. The NOL of $11.8 million was generated from losses occuring in 1999, 2000, and 2001, which, if unused, will begin to expire in 2019.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Investments

      The Company’s investment securities at December 31, 2001 and 2000 are classified as available for sale. Investments classified as available for sale securities are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes.

      Realized gains or losses on sale or maturity of investments are determined on the basis of specific costs of the investments. Discount or premium on debt securities purchased at other than par value is amortized using

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the constant yield method. Investments with other than temporary declines in fair value are written down to estimated fair value and the related realized losses recognized in income. There were $1,282,528 in impaired investments written down in 2001, and none in 2000 and 1999.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and highly liquid short-term investments. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Deferred Policy Acquisition Costs

      Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts.

Furniture and Equipment

      Furniture and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in income. Repairs and maintenance are charged to operations when incurred.

Intangible Assets

      Goodwill resulting from acquisitions is amortized on a straight-line basis over 15 to 20 years.

      Annually, the Company evaluates the net carrying value of goodwill to determine if there has been any impairment in value. The methodology used for this evaluation entails review of current market values of subsidiaries, and annual operating performance along with anticipated results for the ensuing year based on operating budgets and forecasts. At December 31, 2001 the Company concluded that there had been no impairment in the net carrying value of goodwill.

      The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting December 15, 2001 or thereafter, eliminates the amortization of goodwill. In addition, goodwill would be separately tested for impairment using a fair-value based approach. Upon implementation in 2002, the Company will no longer amortize goodwill. Goodwill amortization in 2001 was $2.3 million. Management has not yet evaluated the impact to goodwill as prescribed by SFAS No. 142. The overall market value of the Company as of March 22, 2002 was $26.7 million, or $3.14 per share, compared to book value of $80.3 million, or $9.44 per share.

Losses and Loss Adjustment Expenses and Reinsurance Recoverables

      The liability for losses and loss adjustment expenses “LAE” represents (1) case basis estimates of reported losses and LAE on direct business, (2) actuarial estimates of incurred but not reported losses and LAE, and (3) estimates received from ceding reinsurers on assumed business. Such liabilities, by necessity, are based upon estimates and, while management believes that the amount accrued is adequate, the ultimate liability may be greater or less than the amount provided.

      Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid loss and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverable from reinsurers on actuarial estimates of incurred but not reported losses and LAE. Such recoverables, by necessity, are based upon estimates and, while management believes that the amount accrued is collectible, the ultimate recoverable may be greater or less than the amount accrued.

      The methods for making such estimates and for establishing the loss reserves and reinsurance recoverables are continually reviewed and updated.

Revenue Recognition

      Premiums written are recognized as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received. Certain premiums are subject to retrospective premium adjustments. The estimated ultimate premium is recognized over the term of the insurance contract.

      Commission and fee income are recorded on the later of the effective date or the billing date of the policies on which they were earned. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known.

      The Company occasionally guarantees the financing of policies it writes. No material premium financing guarantees were in effect at December 31, 2001.

      The majority of claims processing fees are recognized as revenue over the estimated life of the claims. For those contracts that provide services beyond the contractually defined termination date of the related contracts, fees are deferred in an amount equal to management’s estimate of the Company’s obligation to continue to provide services.

      The Company reviews, on an ongoing basis, the collectibility of its receivables and establishes an allowance for estimated uncollectible accounts.

Income Taxes

      The Company accounts for its income taxes under the asset and liability method. Deferred federal income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

      Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb both the applicable reversing temporary differences and the NOL. Although realization is not assured, management believes that it is more likely than not that current tax strategies, which include potential sale of assets and/or subsidiaries, and the ongoing results from operations excluding the discontinuation of seven specific, unprofitable programs, will generate sufficient taxable income to realize the deferred tax asset. If the Company is unable to execute these tax strategies or generate sufficient taxable income, the establishment of a valuation allowance may be required.

Stock Options

      Compensation expense, if any, resulting from stock options granted by the Company is determined based on the difference between the exercise price and the fair market value of the underlying common stock at the date of grant. The Company’s Stock Option Plan requires the grants be at fair market value.

Earnings Per Share

      Basic earnings per share are based on the weighted average number of common shares outstanding during the year while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method. There are no

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares issuable pursuant to stock options included in diluted earnings per share for 2001, 2000 and 1999, as they were anti-dilutive.

New Accounting Pronouncements

      As described in our 1998 Annual Report, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments” (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. As required, the Company adopted SOP 97-3 in the quarter ended March 31, 1999. The adoption of SOP 97-3 resulted in a non-cash after-tax charge of $1.7 million or $0.20 per share.

      Effective January 1, 2001 the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137 and 138). As the Company does not customarily use derivative instruments, the impact of adoption did not impact the results of operations or financial position of the Company.

      FASB has issued SFAS No. 141 “Business Combinations”. SFAS No. 141 eliminates the “pooling-of-interests” method for business combinations initiated after June 30, 2001. The Company does not anticipate the adoption of SFAS No. 141 will have a material effect to the result of operations or financial position of the Company.

      FASB has issued SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting December 15, 2001 or thereafter, eliminates the amortization of goodwill. In addition, goodwill would be separately tested for impairment using a fair-value based approach. Upon implementation in 2002, the Company will no longer amortize goodwill. Goodwill amortization in 2001 was $2.3 million. Management has not yet evaluated the impact to goodwill as prescribed by SFAS No. 142. The overall market value of the Company as of March 22, 2002 was $26.7 million or $3.14 per share, compared to book value of $80.3 million, or $9.44 per share.

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

Reclassifications

      Certain amounts in the 2000 and 1999 financial statements and notes to consolidated financial statements have been reclassified to conform with the 2001 presentation.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Investments

      The estimated fair value of investments in securities is determined based on published market quotations. The cost or amortized cost and estimated fair value of investments in securities at December 31, 2001 and 2000 are as follows (in thousands):

	December 31, 2001

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt Securities:
Debt securities issued by the U.S. government and agencies	$32,820	$776	$(29)	$33,567
Obligations of states and political subdivisions	34,974	1,008	(119)	35,863
Corporate securities	74,093	2,627	(508)	76,212
Mortgage-backed securities	51,133	859	—	51,992

Total Debt Securities available for sale	193,020	5,270	(656)	197,634
Equity Securities:
Preferred Stocks	2,757	85	(55)	2,787

Total Equity Securities available for sale	2,757	85	(55)	2,787

Total Securities available for sale	$195,777	$5,355	$(711)	$200,421

	December 31, 2000

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt Securities:
Debt securities issued by the U.S. government and agencies	$30,628	$464	$(42)	$31,050
Obligations of states and political subdivisions	64,770	1,015	(314)	65,471
Corporate securities	47,430	870	(260)	48,040
Mortgage-backed securities	21,857	381	(9)	22,229

Total Debt Securities available for sale	164,685	2,730	(625)	166,790
Equity Securities:
Preferred Stocks	5,628	135	(55)	5,708
Common Stocks	10,817	1,368	(1,438)	10,747

Total Equity Securities available for sale	16,445	1,503	(1,493)	16,455

Total Securities available for sale	$181,130	$4,233	$(2,118)	$183,245

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Gross unrealized appreciation and depreciation on available for sale securities were as follows (in thousands):

	December 31,

	2001	2000

Unrealized appreciation	$5,355	$4,233
Unrealized depreciation	(711)	(2,118)

Net unrealized appreciation (depreciation)	4,644	2,115
Deferred federal income (benefit) tax	(1,571)	(690)

Net unrealized appreciation (depreciation) on investments, net of deferred federal income taxes	$3,073	$1,425

      The gross change, before tax expense, in unrealized appreciation on available for sale debt securities was $2,508,917 for 2001 and $5,619,880 for 2000. The gross change, before tax expense, in unrealized appreciation on available for sale equity securities was $19,852 and $527,837 in 2001 and 2000, respectively.

      The realized gains on the sale of available for sale debt securities and equity securities for the year ended December 31, 2001 were $965,777 and $1,050,974, respectively. The proceeds from these sales were $49.7 million and $15.2 million, respectively.

      The realized gains on the sale of available for sale debt securities and equity securities for the year ended December 31, 2000 were $369,847 and $170,218, respectively. The proceeds from these sales were $87.6 million and $1.0 million, respectively.

      The realized (losses) gains on the sale of available for sale debt securities and equity securities for the year ended December 31, 1999 were ($232,860) and $5,659, respectively. The proceeds from these sales were $53.7 million and $1.4 million, respectively.

      The amortized cost and estimated fair value of available for sale debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$9,672	$9,820
Due after one year through five years	52,836	54,829
Due after five years through ten years	64,397	66,277
Due after ten years	14,982	14,716
Mortgage-backed securities	51,133	51,992

	$193,020	$197,634

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net investment income for the last three years ended December 31 was as follows (in thousands):

	2001	2000	1999

Investment Income On:
Debt securities	$11,856	$11,058	$9,190
Equity securities	523	655	734
Cash and cash equivalents	2,333	2,317	1,942

Total gross investment income	14,712	14,030	11,866
Less investment expenses	484	315	248

Net investment income	$14,228	$13,715	$11,618

      United States government obligations, municipal bonds, and bank certificates of deposit aggregating $71,864,423 and $55,032,068 were on deposit at December 31, 2001 and 2000, respectively with state regulatory authorities or otherwise pledged as required by law or contract.

3.     Liability for Losses and Loss Adjustment Expenses

      The Company regularly updates its reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined to be needed and recorded. Activity in the reserves for losses and loss adjustment expenses is summarized as follows (in thousands):

	For the Years Ended December 31,

	2001	2000	1999

Balance, beginning of year	$341,824	$229,244	$148,844
Less reinsurance recoverables	168,962	101,744	64,590

Net balance, beginning of year	172,862	127,500	84,254

Total acquired reserves	—	—	7,784
Incurred related to:
Current year	110,797	107,371	80,296
Prior years	14,386	20,248	15,062

Total incurred	125,183	127,619	95,358

Paid related to:
Current year	26,312	26,896	20,362
Prior years	73,080	55,361	39,534

Total paid	99,392	82,257	59,896

Net balance, end of year	198,653	172,862	127,500
Plus reinsurance recoverables	195,943	168,962	101,744

Balance, end of year	$394,596	$341,824	$229,244

      As a result of adverse development on prior accident years’ reserves, the provision for losses and loss adjustment expenses increased by $14,386,000, $20,248,000, and $15,062,000 in calendar years 2001, 2000, and 1999, respectively.

      The $14.4 million of adverse development on net reserves in 2001 reflects $5.2 million relating to unprofitable discontinued programs, $4.5 million relating to the provision for uncollectible reinsurance on

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Connecticut Surety Company (“CSC”) and HIH America Compensation & Liability Company (“HIH”), and the remaining development related to claims activity on the auto liability line of business. Gross adverse development in 2001 was $30.8 million, primarily related to fronted programs that are ceded to well-capitalized reinsurers.

      The $20.2 million and $15.0 million of adverse development on net reserves and $46.3 million and $35.0 million of adverse development on gross reserves in 2000 and 1999, respectively, reflects the impact of reserve strengthening, primarily from discontinued programs in which the actual claims activity, as well as the severity of such claims was greater than anticipated. Also affecting gross reserve development was adverse experience on two commercial automobile programs in which the Company retains little or minimal risk.

4.     Reinsurance

      The insurance company subsidiaries cede insurance to other insurers under pro rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its losses arising from large risks or from hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, the insurance company subsidiaries would be liable for such defaulted amounts. Therefore, the Company is subject to a credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other insurers and reinsurers, both domestic and foreign, under pro rata and excess-of-loss contracts.

      The Company receives ceding commissions in conjunction with reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $32.3 million, $46.1 million and $33.2 million in 2001, 2000, and 1999, respectively.

      At December 31, 2001, the Company had reinsurance recoverables for paid and unpaid losses of $222.5 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through Funds Withheld Trusts or Letters of Credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A++” A.M. Best rating and accounts for 36.5% of the total recoverable for paid and unpaid losses.

      During 2001, the Company recorded a provision of $1.1 million related to balances due from HIH, a California domiciled insurance company, which was seized by the California Department of Insurance.

      Also during 2001, the Company recorded a provision of $4.5 million related to balances due from Connecticut Surety Company, of which $3.5 million was related to reinsurance recoverable balances.

      The Company’s insurance subsidiaries maintain an excess reinsurance program designed to protect against large or unusual losses and LAE activity. The Company determines the appropriate amount of reinsurance based on the Company’s evaluation of the risks accepted and analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the property program, the reinsurers are responsible for 100% of the amount of each loss in excess of $250,000 to $5.0 million per location for an occurrence. In addition, the reinsurers are responsible for 100% of the excess of $750,000 up to $20.0 million for a multi-location loss due to a catastrophe. Additional capacity for individual risks may be acquired through facultative reinsurance sources.

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through Funds Withheld Trusts or Letters of Credit. At December 31, 2001, the Company had risk exposure in excess of collateral in the amount of $14.1 million on these programs, of which the Company has an allowance of $6.5 million related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners. At the end of each quarter an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. Management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations.

      Reconciliations of direct to net premiums, on both written and earned bases, for 2001, 2000, and 1999 are as follows (in thousands):

	2001		2000		1999

	Written	Earned	Written	Earned	Written	Earned

Direct	$282,588	$277,516	$271,123	$262,069	$215,333	$207,552
Assumed	16,516	16,134	16,729	48,628	15,141	29,068
Ceded	(113,021)	(129,985)	(151,528)	(164,697)	(107,655)	(111,714)

Net	$186,083	$163,665	$136,324	$146,000	$122,819	$124,906

      One reinsurer, rated “A++” by A.M. Best, accounts for 41.3% of ceded premiums in 2001.

5.     Deferred Policy Acquisition Costs

      The following reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

	For the Years Ended December 31:

	2001	2000	1999

Balance, beginning of period	$6,624	$10,030	$8,900
Acquisition costs deferred	46,479	27,786	28,459
Amortized to expense during the period	(39,150)	(31,192)	(27,329)

Balance, end of period	$13,953	$6,624	$10,030

      The Company reduced deferred policy acquisition costs for premium deficiencies of $72,000, $1,180,000, and $1,097,000 at December 31, 2001, 2000, and 1999, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Income Taxes

      The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31:

	2001	2000	1999

Current tax expense (benefit)	$31	$(1,054)	$(364)
Deferred tax benefit	(3,633)	(9,075)	(5,845)

Total provision for income tax benefit	$(3,602)	$(10,129)	$(6,209)

      A reconciliation of the Company’s tax provision on income from operations to the U.S. federal income tax rate of 34% in 2001, 2000, and 1999 is as follows (in thousands):

	For the Years Ended December 31:

	2001	2000	1999

Tax provision at statutory rate	$(3,438)	$(9,384)	$(4,779)
Tax effect of:
Tax exempt interest	(710)	(1,491)	(2,104)
Other, net	546	746	674

Federal income tax benefit	$(3,602)	$(10,129)	$(6,209)

Effective (benefit) tax rate	(35.6)%	(36.7)%	(44.2)%

      Deferred federal income taxes, under SFAS No. 109, reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

      The components of deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):

	2001		2000

	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Unpaid losses and loss adjustment expenses	$10,704	$—	$9,636	$—
Unearned premium reserves	4,483	—	2,499	—
Unrealized gains on investments	—	1,571	—	690
Deferred policy acquisition expense	—	4,606	—	2,126
Allowance for doubtful accounts	2,184	—	1,782	—
Accrued boards, bureaus, and assessments	—	—	1,197	—
Alternate minimum tax credit	1,333	—	1,333	—
Net operating loss carryforward	11,763	—	7,894	—
Other	216	—	534	306

Total deferred taxes	30,683	6,177	24,875	3,122

Net deferred tax assets	$24,506		$21,753

      Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb both the applicable reversing temporary differences and the NOL. Although realization is not assured, management believes that it is more likely than not that current tax strategies, which include potential sale of assets and/or

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries, and the ongoing results from operations excluding the discontinuation of seven specific unprofitable programs, will generate sufficient taxable income to realize the deferred tax asset. If the Company is unable to execute these tax strategies or generate sufficient taxable income, the establishment of a valuation allowance may be required. The NOL of $11.8 million was generated from losses occurring in 1999, 2000, and 2001, which, if unused, will begin to expire in 2019.

7.     Debt

Line of Credit

      At December 31, 2001 and 2000, the Company had a bank line of credit that permits borrowings up to $47.5 million and $48.0 million, respectively. The Company drew on this line of credit primarily to consummate the acquisitions made during 1997 through 1999. The Company also used the line of credit to fund operating expenses of the non-regulated subsidiaries and to make investments with the regulated subsidiaries.

      As of December 31, 2001, $47.5 million was outstanding on this line of credit. The line of credit bears interest at a variable margin over the Prime Rate. As of December 31, 2001, the Prime Rate was 4.75% and the variable margin was 1.5%.

      At December 31, 2000, the Company was obligated to reduce the credit line to $33.0 million by April 30, 2001. In May 2001, the Company received a permanent waiver of this obligation to reduce the credit line. Concurrent with the permanent waiver, the Company and its banks agreed to waive all prior covenant violations of the existing loan agreement and establish new covenants. In addition, the Company agreed to a revised pay-down schedule, pursuant to which the Company was required to reduce the credit line by $5.0 million per quarter beginning September 30, 2001.

      The scheduled payments of $5.0 million due on September 30, 2001 and December 31, 2001 were not made. In February 2002, the Company received a permanent waiver of these obligations to reduce the credit line. Concurrent with the permanent waiver, the Company and its banks agreed to waive all prior covenant violations of the existing loan agreement and establish new covenants effective retroactive to December 31, 2001 related to statutory surplus, GAAP net worth, fixed charge coverage, debt-to-capital ratios and net and gross premium ratios. In addition, the Company agreed to a revised pay-down schedule and a variable margin over the Prime Rate that increases by one-quarter point every two months beginning February 1, 2002 until the line of credit is paid down to $33.0 million. Pursuant to the revised pay down schedule, the Company is required to reduce the credit line by $0.5 million on March 31, 2002, $10.8 million on June 30, 2002, $1.0 million on September 30, 2002, and $11.3 million on December 31, 2002.

      The line of credit expires and is payable in full on January 3, 2003. Under the terms of the credit agreement, in the event of default, the banks have the right to terminate the revolving credit facility and demand full and immediate repayment.

      Absent the sale of assets or other capital raising event, the Company may not have the liquidity in its non-regulated subsidiaries to make the required payments pursuant to the revised pay-down schedule on or after the scheduled payment of $10.8 million on June 30, 2002. Furthermore, if repayment is required due to default, the Company currently does not have sufficient cash to repay the balance. As part of the loan agreement, certain of the Company’s non-regulated subsidiaries guaranteed repayment of the line of credit and the Company pledged the stock of its non-regulated subsidiaries as collateral. In the event of default, the banks would have the right to sell the Company’s non-regulated subsidiaries and apply the proceeds to the balance on the line of credit.

      The Company has retained an investment-banking firm to execute its selected capital-raising alternative. Proceeds from the sale of any portion of the Company’s assets or capital contributions will likely be used to

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satisfy all or a portion of the Company’s obligations under the revised pay down schedule and to add to the surplus of its insurance subsidiaries. However, there can be no assurance that these capital-raising efforts will be successful.

Other Debt

      A non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line. The line will expire on May 14, 2002. The line bears interest at 1% under the Prime Rate, which was 4.75% and 9.50% at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, $3.8 million and $2.5 million, respectively, were outstanding under this line.

      In addition, the Company has an outstanding subordinated promissory note payable in the amount of $3.5 million, due June 30, 2003, which bears interest at a rate of 6.673% plus a Eurocurrency margin. As of December 31, 2001, the Eurocurrency margin was 1.7%. Proceeds of this borrowing were used to reduce the outstanding balance on the bank line of credit.

8.     Shareholders’ Equity and Regulatory Matters

      A significant portion of the Company’s consolidated assets represent assets of the Company’s insurance subsidiaries that at this time cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its insurance subsidiaries is dictated by Michigan regulatory guidelines, which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s policyholders’ surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of earned surplus of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent of the domestic insurance company subsidiaries, its maximum dividend calculation represents the combined insurance companies’ surplus. Based upon the 2001 statutory financial statements, Star may not pay any dividends to the Company during 2002 without prior approval of OFIS. Star’s earned surplus position at December 31, 2001 was negative $29.1 million. No statutory dividends were paid in 2001 or 2000.

      Summarized 2001 and 2000 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, follows (in thousands):

	2001				2000

	Star	Savers	Williamsburg	Ameritrust	Star	Savers	Williamsburg	Ameritrust

Statutory capital and surplus	$51,579	$32,147	$11,142	$12,653	$56,198	$31,855	$11,022	$11,029
Minimum statutory capital and surplus	5,000	20,000	2,600	5,000	5,000	20,000	2,600	5,000
Statutory net (loss) income	(9,957)	2,136	318	1,793	(24,405)	613	581	3,001
Net investment income	12,557	5,118	594	1,932	10,429	3,469	614	2,015

      In March 1998, the National Association of Insurance Commissioners (“NAIC”) voted to adopt its Codification of Statutory Accounting Principles project (referred to hereafter as “codification”). Codification is a modified form of statutory accounting principles that resulted in a change to the NAIC Accounting Practices and Procedures Manual previously applicable to insurance enterprises. The Company’s insurance subsidiaries adopted codification effective January 1, 2001. The adoption of codification increased consolidated statutory surplus by $5.8 million as of January 1, 2001.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3 to 1 and 2 to 1, respectively. Due primarily to net losses in 2000 and in the first half of 2001, statutory surplus is at a level where the premium leverage ratios as of December 31, 2001, on a statutory consolidated basis, were 5.8 to 1 and 3.4 to 1 on a gross and net written premium basis, respectively.

      NAIC has adopted a risk-based capital (“RBC”) formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital of regulated companies. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidating proceeding.

      The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital, defined as the total of its statutory capital, surplus and asset valuation reserve, to its risk-based capital.

•	The “Company Action Level” is triggered if a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its risk-based capital. At the “Company Action Level,” a company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250% and 200% of its risk-based capital is subject to a trend test. A trend test calculates the greater of any decrease in the margin (i.e. the amount in dollars by which a company’s adjusted capital exceeds it risk-based capital) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in margin in the coming year would result in a risk-based capital ratio of less than 190%, then “Company Action Level” regulatory action would be triggered.

•	The “Regulatory Action Level” is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital. At the “Regulatory Action Level,” the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.

•	The “Authorized Control Level” is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.

•	The “Mandatory Control Level,” is triggered if a company’s total adjusted capital is less than 70% of its risk-based capital, at which level the regulatory authority is mandated to place the company under its control.

      At December 31, 2001, all of the Company’s insurance subsidiaries were in compliance with RBC requirements, with the exception of Star. Star reported statutory surplus of $51.6 million and $56.2 million at December 31, 2001 and 2000, respectively. The calculated RBC was $29.7 million in 2001 and $27.0 million in 2000 and the threshold requiring the minimum regulatory involvement was $59.5 million in 2001 and $53.9 million in 2000. The 2001 RBC ratio for Star was within Company Action Level. The Company is required to submit an RBC Plan outlining how it intends to achieve compliance. The Company is preparing

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the RBC Plan which includes, but is not limited, to the actions outlined below in the Business Plan. The RBC Plan is due by April 15, 2002.

      The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies “usual values” for each ratio. Unexplained departure from the usual values on four or more ratios generally leads to inquiries or possible further review from individual state insurance commissioners.

      In 2001, Star had seven ratios that varied from the “usual value” range. The variations and reasons for these variations are set forth below:

Ratio	Usual Range	Star Value

Change in Net Writings	<33% or >–33%	44%(1)
Surplus Aid to Surplus	Under 15%	16%(2)
Two-year Overall Operating Ratio	Under 100%	112%(3)
Liabilities to Liquid Assets	Under 105%	151%(3)
One-year Reserve Development to Surplus	Under 20%	20%(3)
Two-year Reserve Development to Surplus	Under 20%	22%(3)
Estimated Current Reserve Deficiency to Surplus	Under 25%	42%(3)

(1)	The growth in Star’s net written premium reflects the conversion of the reinsurance purchased on two commercial auto programs from a quota-share to an excess-of-loss basis. As part of the plan to reduce both gross and net leverage ratios, the Company has cancelled these programs effective December 31, 2001. In addition, to reduce the Company’s overall excess reinsurance costs, Star assumed premium that was previously assumed by Preferred Insurance Company, Ltd. (“PICL”). Excluding these items, Star’s Change in Net Writings ratio would have been within the usual range at 4.3%.

(2)	The Surplus Aid to Surplus ratio was impacted by the purchase of a significant quota share reinsurance treaty for several of the Company’s workers’ compensation programs, as well as the overall reduction in statutory surplus as a result of the net losses in 2001 and 2000.

(3)	These operating ratios were negatively impacted by the underwriting losses recognized in 2000 and 2001, which primarily related to the previously mentioned seven discontinued programs.

      In 2001, the Change in Net Writings for Williamsburg National Insurance Company (“Williamsburg”), another insurance subsidiary, was 116%. The growth in the net written premium on Williamsburg was unusually high for the year primarily due to two new workers’ compensation programs. These two new programs generated an additional $383,000 of net written premium for 2001. Excluding the impact of this new business, the ratio would have been within the usual range at 18%.

      The Company has received inquiries from various state regulators requesting information concerning Star’s financial condition. The losses, adverse trends and uncertainties discussed in this report have been and continue to be reviewed by the domiciliary state and other insurance regulators of the Company’s insurance subsidiaries. The Company had previously submitted a Business Plan to reduce its current leverage ratios and increase the risk-based capital (“RBC”) ratio level and continues to work closely with the Michigan Office of Financial and Insurance Services (“OFIS”) to monitor its progress. While the Company’s gross and net written premiums have declined steadily throughout 2001, it has not yet sufficiently reduced its premium leverage ratios nor complied with the required RBC level. In addition to continued reductions in premium writings, capital from sources outside the Company may also be necessary to make sufficient progress towards reducing its leverage ratios and increasing the RBC ratio. While the Company has retained an investment-

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

banking firm to execute its selected capital raising alternative, there can be no assurance the Company will be successful in raising additional capital, or that proceeds therefrom which would be contributed to the Company’s insurance subsidiaries would result in sufficient progress towards reducing its leverage ratios and increasing the RBC ratio. If the regulators determine the Company has made insufficient progress towards reducing its leverage ratios and increasing the RBC ratio, they may take action at any time. While the regulators have taken no actions to date, regulators could require the Company to take steps to correct the capital deficiency, require a reduction in permitted premium writings, or implement some form of regulatory action.

      As discussed in Note 7, the Company was in default on its line of credit during certain periods in 2001. Under the provisions of the loan agreement, the Company, while in default, is precluded from paying dividends to shareholders without prior approval. The Board of Directors did not declare a dividend for the quarter ended September 30, 2001. Although the Company was not in default on its line of credit as of December 31, 2001, the Board of Directors also did not declare a dividend for the quarter ended December 31, 2001.

      The Company, through AIIC, issues redeemable nonvoting preferred shares to risk-sharing clients. Redemption of the preferred shares may occur on January 1 of each year upon the request by the preferred shareholder. The redemption value amount varies based upon the value of the preferred shares plus or minus the experience of the client’s insurance program. At December 31, 2001 and 2000, $1,167,000 and $1,378,000, respectively, of preferred shares were included in other liabilities. The preferred shares entitle the shareholders to participate in the profits and losses of the subsidiary. As a result, included in expenses for 2001, 2000 and 1999 were $(768,500), $(428,795) and $474,485, respectively, of minority earnings related to these preferred shares.

9.     Stock Options

      The Company, through its 1995 Stock Option Plan (the “Plan”), may grant options to key executives and other management of the Company and its subsidiaries in amounts not to exceed 2,000,000 shares of the Company’s common stock. The Plan is administered by the Compensation Committee (the “Committee”) appointed by the Board of Directors. Option shares may be exercised subject to the terms of the Plan and the terms prescribed by the Committee at the time of grant. Currently, the Plan’s options have either five or ten-year terms and are exercisable/vest in equal increments over the option term.

      The Company measures compensation expense under APB No. 25 and has adopted the disclosure requirements of SFAS No. 123. If compensation cost for stock option grants had been determined based on a fair value method, net loss and earnings per share on a pro forma basis for 2001, 2000, and 1999 would be as follows (in thousands):

	2001	2000	1999

Reported net loss	$(6,510)	$(17,473)	$(9,553)
Pro forma net loss, using SFAS No. 123	$(7,391)	$(18,130)	$(10,041)
Earnings per share, diluted:
Reported	$(0.76)	$(2.05)	$(1.11)
Pro forma, using SFAS No. 123.	$(0.87)	$(2.13)	$(1.17)

      The Black-Scholes valuation model utilized the following annualized assumptions for all applicable years: Risk-free interest rate of 5.0%, 6.5%, and 4.75% for 2001, 2000, and 1999, respectively. The dividend declared was $0.09 in 2001 and $0.12 per share in 2000 and 1999. The volatility factor for the expected market price of the Company’s common stock of 0.516, 0.366, and 0.337 in 2001, 2000, and 1999, respectively. The weighted-average expected life of options is 5.0 for the 2001 and 2000 grants and 7.5 for the 1999 grant.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of year	1,288,644	$12.43	1,287,414	$16.22	1,036,280	$16.38
Granted	636,500	6.51	544,000	5.61	297,700	15.74
Exercised	(1,400)	5.67	(34,718)	5.10	(13,945)	5.15
Forfeited	(341,028)	13.28	(508,052)	15.22	(32,621)	21.74

Outstanding — end of year	1,582,716	$9.87	1,288,644	$12.43	1,287,414	$16.22

Exercisable at end of year	644,764	$10.87	470,105	$13.92	550,705	$15.62
Weighted-average fair value of options granted during the year	$3.00	—	$2.53	—	$6.06	—

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$4.57 to $6.49	527,864	3.1	$5.79	253,790	$5.88
$6.51 to $8.11	599,706	4.0	$6.63	158,348	$6.83
$10.25 to $16.26	228,761	6.8	14.58	98,480	14.00
$21.00 to $30.45	226,385	5.7	23.20	134,146	22.78

	1,582,716	4.6	$9.87	644,764	$10.87

      No compensation cost has been recorded for stock option grants issued during 2001, 2000, and 1999, as the market value equaled the exercise price at the date of grant.

10.     Intangible Assets

      At December 31, 2001 and 2000, the net goodwill was $28,997,000 and $35,946,000, respectively. Amortization expense for 2001, 2000, and 1999 was $2.3 million, $2.0 million and $1.6 million, respectively. These charges primarily reflect the amortization of goodwill associated with acquisitions in 1997, 1998, and 1999.

      The Company has completed several acquisitions, all of which have been accounted for as a purchase.

      On August 6, 1999, the Company acquired the assets of TPA Associates, Inc., all the outstanding stock of TPA Insurance Agency, Inc. and Preferred Insurance Agency, Inc. and approximately 94% of the outstanding stock of PICL, (collectively, “TPA”) at a purchase price of $16.2 million. This transaction resulted in goodwill of $12.9 million.

      On July 31, 1998, the Company acquired Florida Preferred Administrators, Inc. (“Florida Preferred”) and Ameritrust Insurance Corporation (“Ameritrust”), at a purchase price of $12.3 million, resulting in goodwill of $7.0 million. Florida Preferred, a Florida-based third party administrator, provides a broad range of risk management services to purchasers of workers’ compensation insurance from Ameritrust as well as other insurance carriers. This acquisition was subject to contingent earn-out provisions based upon achieving certain

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance measures. During 2000, the Company paid approximately $4,696,000 satisfying all obligations under this agreement, which is accounted for as goodwill.

      On April 30, 1998, the Company acquired the business of Villari & Associates, Inc. and operated the agency as Meadowbrook-Villari Agency. The purchase price was $5.6 million comprised of $4.5 million in cash and 33,433 shares of common stock of the Company, resulting in goodwill of $5.6 million. The Meadowbrook-Villari Agency, a Florida-based insurance agency, offered professional liability products and programs, group health and disability, and property and casualty products. Effective July 1, 2001, the Company sold the business of Meadowbrook-Villari Agency. It is anticipated this sale will result in a reduction of annualized agency revenue of approximately $3.2 million, but should not have a material impact on the Company’s overall results of operations. The Company recorded a loss of $1,097,000 in conjunction with the sale. This sale also resulted in a reduction in net goodwill of $4.6 million.

      The remaining goodwill relates to acquisitions of other agency and fee-for-service operations.

11.     Employee Benefit Plans

      Company employees over the age of 20 1/2 who have completed 6 months of service are eligible for participation in Meadowbrook’s 401(k) and Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan provides for matching contributions and/or profit sharing contributions at the discretion of the Board of Directors of Meadowbrook, Inc. In 2001, 2000, and 1999, the matching contributions were $492,029, $510,461, and $421,278, respectively. There were no profit sharing contributions in 2001, 2000, and 1999.

12.     Commitments and Contingencies

      The Company has certain operating lease agreements for its offices and equipment. At December 31, 2001, future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

2002	$3,024
2003	2,705
2004	2,085
2005	923
2006	318
Thereafter	13

Total minimum lease commitments	$9,068

      Rent expense for the year ended December 31, 2001, 2000, and 1999, amounted to $2,820,695, $3,135,548, and $2,851,954, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      A Final Judgment has been entered with the Court. All plaintiffs have filed an appeal with the Nevada Supreme Court. One of the Plaintiffs has filed bankruptcy and another has had a Receiver appointed for him. In view of the bankruptcy filing, the case is now stayed before the Nevada Supreme Court. It is not expected that the outcome of this litigation will have a material impact on the financial statements of the Company.

      The Company is involved in other litigation arising in the ordinary course of operations. While the results of litigation cannot be predicted with certainty, management is of the opinion, after reviewing these matters with legal counsel, that the final outcome of such litigation will not have a material effect upon the Company’s financial statements.

13.     Letters of Credit

      There were no letters of credit open as of December 31, 2001. One letter of credit in the amount of $14,200,000 which had previously been provided as collateral for two insurance subsidiaries’ obligations under a reinsurance agreement, was drawn on in full by the beneficiary. This amount earns interest payable to the Company on the drawn balance at 4.5%. This agreement expires September 1, 2006.

14.     Related Party Transactions

      At December 31, 2001 and 2000, respectively, the Company held a $824,238 and $772,316 note receivable, including $163,449 of accrued interest at December 31, 2001, from an executive officer of the Company. Accrued interest at December 31, 2000 was $111,527. This note arose from a transaction in late 1998 in which the Company loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note has a 7.75% interest rate and is due on demand any time after January 1, 2002. The loan is collateralized by 64,718 shares of the Company’s common stock under a stock pledge agreement.

      On June 1, 2001, the Company and the officer entered into an employment agreement which provides the note is a non-recourse loan and the Company’s sole legal remedy in the event of a default is the right to reclaim the shares pledged under the stock pledge agreement. Also, if there is a change in control of the Company and the officer is terminated or if the officer is terminated without cause, the note is cancelled and deemed paid in full. In these events, the officer may also retain the pledged shares of Company, or, at the officer’s discretion, sell these shares back to the Company at the then current market price or their book value, whichever is greater.

      If the officer is terminated by the Company for cause, the note is cancelled and considered paid in full. In this case, however, the officer forfeits the pledged shares of Company, or, at the Company’s discretion, must sell these shares back to the Company for a nominal amount.

      If the officer terminates his employment during the term of the agreement, the Company could demand full repayment of the note. If the note was not paid by the officer on the demand of the Company, the Company could reclaim the shares of the Company that were pledged under stock pledge agreement.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Segment Information

      The Company defines its operations as agency and program business operations based upon differences in products and services. The separate financial information of these segments is consistent with the way results are regularly evaluated by management in deciding how to allocate resources and in assessing performance. Intersegment revenue is eliminated in consolidation.

Agency Operations

      The agency segment was formed in 1955 as Meadowbrook’s original business. The insurance agency primarily places commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than 50 insurance carriers from which it earns commission income. The agency has grown to be one of the largest agencies in Michigan and, with recent acquisitions, expanded into California.

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

      The following table sets forth the segment results (in thousands):

	For the Years Ended December 31,

	2001	2000	1999

Revenues
Net earned premiums	$163,665	$146,000	$124,906
Management fees	25,471	24,519	22,878
Investment income	14,177	13,664	11,546
Net realized (losses) gains on investments	735	540	(227)

Program business	204,048	184,723	159,103
Agency operations	15,706	17,234	16,391
Reconciling items	52	52	72
Loss on sale of subsidiary	(1,097)	—	—
Intersegment revenue	(503)	(503)	(572)

Consolidated revenue	$218,206	$201,506	$174,994

Pre-tax (loss) income
Program business	$(7,624)	$(24,289)	$(11,891)
Agency operations*	5,348	4,115	3,639
Reconciling items	(6,739)	(7,428)	(5,804)
Loss on sale of Meadowbrook-Villari Agency	(1,097)	—	—

Consolidated pre-tax (loss) income	$(10,112)	$(27,602)	$(14,056)

*	Excluding the allocation of corporate overhead.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciling item included in revenue relates to interest income in the holding company. The following table sets forth the pre-tax loss reconciling items:

	For the Years Ended December 31,

	2001	2000	1999

Holding Company Expenses	$140	$(314)	$(548)
Amortization	(2,336)	(2,098)	(1,620)
Interest Expense	(4,543)	(5,016)	(3,636)

	$(6,739)	$(7,428)	$(5,804)

16.     Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires companies to disclose the fair value information about their financial instruments. This standard excludes certain insurance related financial assets and liabilities and all nonfinancial instruments from its disclosure requirements.

      Due to the short-term nature of cash and cash equivalents, premiums and agent balances receivable and accrued interest, their estimated fair value approximates their carrying value. Since debt and equity securities are recorded in the financial statements at their estimated fair market value as securities available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” their carrying value is their estimated fair market value. In addition, the lines of credit bear variable rate interest, so their estimated fair value approximates their carrying value.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Quarterly Financial Data (Unaudited)

      The following is a summary of unaudited quarterly results of operations for 2001 and 2000 (in thousands, except per share and ratio data):

	1st	2nd		3rd	4th
	Quarter	Quarter		Quarter	Quarter

2001:
Gross written premium	$90,096	$75,005		$72,747	$61,256
Net written premium	57,091	46,126		42,977	39,889
Net earned premium	41,173	39,644		40,673	42,175
Net commissions and fees	12,409	10,366		8,560	9,370
Net investment income and realized gains/losses	3,654	1,155		4,162	4,895
Net losses and LAE incurred	30,036	34,577		30,357	30,213
Policy acquisition and other expenses	14,324	14,860		11,264	13,992
Interest on notes payable	1,319	1,163		1,091	943
Net income (loss)	153	(7,482	) (1)	300	519
Earnings per share	$0.02	$(0.88)		$0.04	$0.06
Dividends declared per share	$0.03	$0.03		$0.03	—
GAAP combined ratio	113.8%	128.3%		113.7%	113.1%
2000:
Gross written premium	$70,684	$70,549		$90,673	$55,946
Net written premium	39,125	37,968		59,148	83	(2)
Net earned premium	33,268	37,829		47,787	27,126	(2)
Net commissions and fees	10,182	10,520		9,887	10,662
Net investment income and realized gains/losses	2,787	3,392		3,644	4,432
Net losses and LAE incurred	23,302	27,810		33,679	42,828
Policy acquisition and other expenses	11,109	11,409		14,497	16,301
Interest on notes payable	1,240	1,378		1,277	1,240
Net income (loss)	105	914		708	(19,200	) (3)
Earnings per share	$0.01	$0.11		$0.08	$(2.26)
Dividends declared per share	$0.03	$0.03		$0.03	$0.03
GAAP combined ratio	107.8%	109.3%		105.6%	211.2%

(1)	The second quarter of 2001 was impacted by a $5.5 million charge related to management concerns about the financial condition of CSC.

(2)	The fourth quarter of 2000 was impacted by the purchase of a significant quota share reinsurance treaty. Excluding the impact of this treaty, net written premium and net earned premium would have been $25,481,000 and $36,579,000, respectively.

(3)	The fourth quarter of 2000 reflects the impact of an after-tax charge to strengthen reserves, primarily related to discontinued programs.

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit Index

Exhibit		Filing
No.	Description	Basis

3.1	Amended and Restated Articles of Incorporation of the Company	(9)
3.2	Amended and Restated Bylaws of the Company	(1)
10.1	Management Services Agreement and Addendums among the Company, Star, Savers and Meadowbrook dated January 1, 1998	(6)
10.2	Meadowbrook Insurance Group, Inc. 1995 Stock Option Plan	(1)
10.3	Lease between Meadowbrook and 26600 Development Associates Limited Partnership, with Fourth Amendment to lease dated March 21, 1995	(1)
10.4	Fifth and Sixth Amendments to Lease between Meadowbrook and 26600 Development Associates Limited Partnership dated August 7, 1995 and May 13, 1996	(1)
10.5	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994	(1)
10.6	Employment Agreement, Covenant Not to Compete and Restricted Stock Agreement dated as of August 1, 1995 between Meadowbrook and Robert A. Engle	(1)
10.7	Employment Agreement, Covenant Not to Compete and Restricted Stock Agreement dated as of August 1, 1995 between Meadowbrook and Robert A. Engle, Amendment	(1)
10.8	Stock Purchase Agreement dated August 1, 1995 among the Company, Robert A. Engle, Trustee of the Robert A. Engle Revocable Trust dated November 24, 1993, Merton J. Segal and certain other employees of the Company	(1)
10.9	Stock Purchase Agreement dated August 1, 1995 among the Company, Robert A. Engle, Trustee of the Robert A. Engle Revocable Trust dated November 24, 1993, Merton J. Segal and certain other employees of the Company, Amendment	(1)
10.10	Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of July 24, 1998	(3)
10.11	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement	(5)
10.13	Seventh and Eighth Amendments to Lease between Meadowbrook and 26600 Development Associates Limited Partnership dated February 6, 1998 and September 16, 1999	(6)
10.14	Amendment No. 1 to Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of March 27, 2000	(6)
10.15	Amendment No. 2 to Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of July 28, 2000	(7)
10.16	Amendment No. 3 to Revolving Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of September 30, 2000	(8)
10.17	Subordinated Promissory Note between Meadowbrook Insurance Group, Inc. and Atlantic Mutual Insurance Company dated as of July 27, 2000	(9)
10.18	Subordinated Guaranty between Meadowbrook Insurance Group, Inc. and Atlantic Mutual Insurance Company dated as of July 27, 2000	(9)
10.19	Subordinated Agreement between Meadowbrook Insurance Group, Inc. and Atlantic Mutual Insurance Company dated as of July 27, 2000	(9)
10.20	Amendment No. 4 to Revolving Credit Agreement and Waiver between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of May 15, 2001.	(10)
10.21	Employment Contract between the Company and Robert S. Cubbin dated June 1, 2001	(11)
10.22	Asset Purchase Agreement dated July 5, 2001 by and among Brown & Brown, Inc., Meadowbrook of Florida, Inc., and Meadowbrook, Inc.	(11)

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit		Filing
No.	Description	Basis

10.23	Employment Contract between the Company and Merton J. Segal dated June 1, 2001	(11)
10.24	Employment Contract between the Company and Michael G. Costello dated June 1, 2001	(11)
10.25	Employment Contract between the Company and Joseph C. Henry dated June 1, 2001	(12)
10.26	Release and Severance Agreement between the Company and Jeffrey H. Koenig dated November 9, 2001.
10.27	Permanent Reduction in Revolving Credit Aggregate Commitment between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of December 5, 2001.
10.28	Amendment No. 5 to Revolving Credit Agreement and Waiver between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of February 8, 2002.
11	Statement re: computation of per share earnings
21	List of Subsidiaries.
23	Consent of Independent Accountants
24	Power of attorney
28.1	Star Insurance Company’s 2001 Schedule P	(2)
28.2	Savers Property & Casualty Insurance Company’s 2001 Schedule P	(2)
28.3	Williamsburg National Insurance Company’s 2001 Schedule P	(2)
28.4	Ameritrust Insurance Corporation’s 2001 Schedule P	(2)
99.1	Rights Agreement, dated as of September 30, 1999, by and between Meadowbrook Insurance Group, Inc. and First Chicago Trust Company of New York, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	(4)

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Submitted in paper format under separate cover; see Form SE filing.

(3)	Filed as Exhibit to Form 10-Q for the period ending September 30, 1998.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A filed with the Securities and Exchange Commission on October 12, 1999.

(5)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(6)	Filed as Exhibit to Form 10-K for the year ending December 31, 1999.

(7)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2000.

(8)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2000.

(9)	Filed as Exhibit to Form 10-K for the year ending December 31, 2000.

(10)	Filed as Exhibit to Form 10-Q for the period ending March 31, 2001.

(11)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2001.

(12)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2001.

MEADOWBROOK INSURANCE GROUP, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
BALANCE SHEET

	December 31,

	2001	2000

ASSETS
Cash and cash equivalents	$253,221	$18,193
Investment in subsidiaries	112,011,693	114,318,538
Intangible assets	3,023,828	3,218,783
Other assets	651,543	2,624,827

Total assets	$115,940,285	$120,180,341

LIABILITIES
Other liabilities	$679,036	$651,236
Payable to subsidiaries	3,805,505	2,414,853
Debt	31,139,606	31,139,606

Total liabilities	35,624,147	34,205,695

SHAREHOLDERS’ EQUITY
Common stock	85,122	85,120
Additional paid-in capital	67,948,208	67,927,665
Retained earnings	10,033,577	17,309,391
Note receivable from officer	(824,238)	(772,316)
Unrealized appreciation on available for sale securities	3,073,469	1,424,786

Total shareholders’ equity	80,316,138	85,974,646

Total liabilities and shareholders’ equity	$115,940,285	$120,180,341

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
INCOME STATEMENT

	For the Years Ended December 31,

	2001	2000	1999

Revenue	$270,010	$170,035	$71,641
Operating expenses:
Interest expense	3,275,040	3,042,923	1,633,060
Other expenses	324,584	672,424	778,984

Total operating expenses	3,599,624	3,715,347	2,412,044

Loss before federal income taxes and subsidiary equity	(3,329,614)	(3,545,312)	(2,340,403)
Federal income tax benefit	(775,424)	(1,166,629)	(717,579)

Net loss before subsidiary equity earnings	(2,554,190)	(2,378,683)	(1,622,824)

Subsidiary equity earnings	(3,955,530)	(15,093,048)	(7,930,403)

Net loss	$(6,509,720)	$(17,471,731)	$(9,553,227)

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2001	2000	1999

Net loss	$(6,509,720)	$(17,471,731)	$(9,553,227)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:	2,979,739	4,454,297	(6,668,767)
Less: reclassification adjustment for (gains) losses included in net income	(1,331,056)	(356,443)	149,953

Other comprehensive income (loss)	1,648,683	4,097,854	(6,518,814)

Comprehensive loss	$(4,861,037)	$(13,373,877)	$(16,072,041)

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2001	2000	1999

Net cash provided by (used in) operating activities:	$1,288,628	$4,430,478	$(434,781)

Cash Flow from Investing Activities:
Dividend from subsidiary	5,633,465	—	—
Investment in subsidiaries	(5,633,465)	(3,662,203)	(16,372,789)

Net cash used in investing activities	—	(3,662,203)	(16,372,789)

Cash Flow from Financing Activities:
Proceeds from borrowings	—	8,475,000	58,255,494
Principal payments on borrowings	—	(8,265,000)	(38,350,395)
Dividends paid on common stock	(1,021,458)	(1,021,409)	(1,036,861)
Retirement of common stock	(32,142)	(39,044)	(2,092,842)

Net cash (used in) provided by financing activities	(1,053,600)	(850,453)	16,775,396

Increase (decrease) in cash and cash equivalents	235,028	(82,178)	(32,174)
Cash and cash equivalents, beginning of year	18,193	100,371	132,545

Cash and cash equivalents, end of year	$253,221	$18,193	$100,371

MEADOWBROOK INSURANCE GROUP, INC.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Southfield, Michigan.

MEADOWBROOK INSURANCE GROUP, INC

BY:	**

Merton J. Segal
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOSEPH C. HENRY

Executive Vice President
Acting Chief Financial Officer
(Principal Financial Officer)

Dated: March 28, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

** Merton J. Segal	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 28,2002

** Robert S. Cubbin	President, Chief Operating Officer and Director	March 28,2002

** Joseph C. Henry	Executive Vice President, Acting Chief Financial Officer (Principal Financial Officer) and Director	March 28,2002

** Joseph S. Dresner	Director	March 28,2002

** Hugh W. Greenberg	Director	March 28,2002

** Florine Mark	Director	March 28,2002

** Robert H. Naftaly	Director	March 28,2002

** David K. Page	Director	March 28,2002

** Robert W. Sturgis	Director	March 28,2002

** Irvin F. Swider, Sr.	Director	March 28,2002

** Bruce E. Thal	Director	March 28,2002

** Herbert Tyner	Director	March 28,2002
**By: /s/ ROBERT S. CUBBIN Robert S. Cubbin, Attorney-in-fact