Form 10-Q
period 2002-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2002-05-10
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 8, 2002 was 8,512,194.

Page

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income (unaudited)	2

Consolidated Statements of Comprehensive Income (unaudited)	3

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Cash Flows (unaudited)	5

Notes to Consolidated Financial Statements (unaudited) and Management Representation	6-12

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-16

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS	17

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	17

SIGNATURES	18

PART 1 — FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Quarters Ended March 31,

	2002	2001

	(Unaudited)
	(in thousands,
	except share data)

Revenues:

Net premium earned	$38,657	$41,173

Net commissions and fees	8,964	12,409

Net investment income	3,124	3,508

Net realized gains on investments	9	146

Gain on sale of subsidiary	199	—

Total revenues	50,953	57,236

Expenses:

Net loss and loss adjustment expenses	24,458	30,036

Salaries and employee benefits	9,613	11,376

Other operating expenses	14,404	14,324

Interest on notes payable	1,250	1,319

Total expenses	49,725	57,055

Income before income taxes	1,228	181

Federal income tax expense	318	28

Net income	$910	$153

Earnings per share:

Basic	$0.11	$0.02

Diluted	$0.11	$0.02

Weighted average number of common shares outstanding:

Basic	8,512,194	8,512,161

Diluted	8,512,194	8,517,861

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Quarters Ended March 31,

	2002	2001

	(Unaudited)
	(in thousands)

Net income	$910	$153

Other comprehensive income, net of tax:

Unrealized (losses) gains on securities	(1,603)	1,546

Less: reclassification adjustment for gains included in net income	(6)	(96)

Other comprehensive income, net of tax	(1,609)	1,450

Comprehensive (loss) income	$(699)	$1,603

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)

	(in thousands,
	except share data)

ASSETS

Invested assets:

Debt securities available for sale, at fair value (cost of $184,925 and $193,020)	$187,103	$197,634

Equity securities available for sale, at fair value (cost of $2,757 and $2,757)	2,787	2,787

Total invested assets	189,890	200,421

Cash and cash equivalents	37,699	33,302

Premiums and agent balances receivable	77,786	78,171

Reinsurance recoverable on paid and unpaid losses	227,082	222,458

Prepaid reinsurance premiums	32,111	37,852

Deferred policy acquisition costs	13,851	13,953

Intangible assets	28,997	28,997

Other assets	67,343	72,734

Total assets	$674,759	$687,888

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Reserve for losses and loss adjustment expenses	$390,978	$394,596

Unearned premiums	87,509	94,002

Debt	54,727	54,741

Reinsurance funds held and balances payable	27,348	26,887

Other liabilities	34,588	37,346

Total liabilities	595,150	607,572

Commitments and contingencies (Note 7)

Shareholders’ Equity:

Common stock, $.01 par value; authorized 30,000,000 shares: 8,512,194 and 8,512,194 shares issued and outstanding	85	85

Additional paid-in capital	67,953	67,948

Retained earnings	10,944	10,034

Note receivable from officer	(837)	(824)

Accumulated other comprehensive income	1,464	3,073

Total shareholders’ equity	79,609	80,316

Total liabilities and shareholders’ equity	$674,759	$687,888

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters Ended March 31,

	2002	2001

	(Unaudited)
	(in thousands)

Net cash used in operating activities	$(6,354)	$(2,430)

Cash flows (used in) provided by investing activities:

Purchase of debt securities available for sale	(1,495)	(47,836)

Purchase of equity securities available for sale	—	(425)

Proceeds from sale of debt securities available for sale	9,541	25,281

Proceeds from sale of equity securities available for sale	—	1,175

Other investing activities	1,982	(8,332)

Net cash provided by (used in) investing activities	10,028	(30,137)

Cash flows provided by (used in) financing activities:

Net payments of bank loan	(14)	(99)

Dividends paid on common stock	—	(255)

Other financing activities	737	1,895

Net cash provided by financing activities	723	1,541

Increase (decrease) in cash and cash equivalents	4,397	(31,026)

Cash and cash equivalents, beginning of period	33,302	56,838

Cash and cash equivalents, end of period	$37,699	$25,812

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

      These financial statements and the notes thereto should be read in conjunction with Meadowbrook Insurance Group, Inc.’s (the “Company”) audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2001.

      The consolidated financial statements reflect all normal recurring adjustments, which were, in the opinion of management, necessary to present a fair statement of the results for the interim quarters. The results of operations for the quarter ended March 31, 2002, are not necessarily indicative of the results expected for the full year.

Note 2 — New Accounting Pronouncements

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting December 15, 2001 or thereafter, eliminates the amortization of goodwill. In addition, goodwill would be separately tested for impairment using a fair-value based approach. As a result, the Company no longer amortizes goodwill. Goodwill amortization was approximately $548,000 for the first quarter of 2001.

      Effective January 1, 2002 the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144, for periods starting January 1, 2002 or thereafter, clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than only a segment of a business). The adoption of this standard did not have a significant impact on the Company for the first quarter of 2002.

Note 3 — Reinsurance

      The insurance company subsidiaries cede insurance to other insurers under pro rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its exposure to large losses or from hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, the insurance company subsidiaries would be liable for such defaulted amounts. Therefore, the Company is subject to a credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other insurers and reinsurers, both domestic and foreign, under pro rata and excess-of-loss contracts.

      At March 31, 2002, the Company had reinsurance recoverables for paid and unpaid losses of $227.1 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through Funds Withheld Trusts or Letters of Credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A++” A.M. Best rating and accounts for 35.6% of the total recoverable for paid and unpaid losses.

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

      Effective April 1, 2002, under the workers’ compensation reinsurance treaty, the Company reinsures each loss in excess of $300,000. The treaty covers losses in excess of $300,000 up to $20 million. In addition, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company purchases coverage in excess of $20.0 million up to $150.0 million to protect itself in the event of a catastrophe.

      Under the liability reinsurance treaty, the reinsurers are responsible for 100% of the amount of each loss in excess of $250,000 up to $5.0 million per occurrence.

      Under the property reinsurance treaty, the reinsurers are responsible for 100% of the amount of each loss in excess of $250,000 up to $5.0 million per location for an occurrence. In addition, the reinsurers are responsible for 100% of the excess of $750,000 up to $20.0 million for a multi-location loss due to a catastrophe. Additional capacity for individual risks may be acquired through facultative reinsurance sources.

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through Funds Withheld Trusts or Letters of Credit. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners. On an ongoing basis, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. As of March 31, 2002, management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations.

Note 4 — Line of Credit

      The Company has a line of credit totaling $47.5 million, of which $47.0 million was outstanding at March 31, 2002. The Company drew on this line of credit primarily to consummate the acquisitions made during 1997 through 1999. The Company also used the line of credit periodically to fund operating expenses of the non-regulated subsidiaries and to make investments with the regulated subsidiaries.

      The line of credit bears interest at a variable margin over the Prime Rate. Pursuant to the line of credit, the variable margin over the Prime Rate increases by one-quarter point every two months beginning February 1, 2002, until the line of credit is paid down to $33.0 million. As of March 31, 2002 the Prime Rate was 4.75% and the variable margin was 1.75%.

      Pursuant to the debt covenants, which included a revised pay-down schedule of the Company’s line of credit, the Company made a principal payment of $0.5 million on March 31, 2002. This revised pay-down schedule requires the Company to further reduce its line of credit by $10.8 million on June 30, 2002, $1.0 million on September 30, 2002, and $11.3 million on December 31, 2002. As of March 31, 2002, the Company was in compliance with all debt covenants.

      The line of credit expires and is payable in full on January 3, 2003. Under the terms of the credit agreement, in the event of default, the banks have the right to terminate the line of credit and demand full and immediate repayment.

      Absent the sale of assets or other capital-raising events, the Company may not have the liquidity in its non-regulated subsidiaries to make the required payments pursuant to the revised pay-down schedule on or after the scheduled payment of $10.8 million on June 30, 2002. Furthermore, if repayment is required due to default, the Company currently does not have sufficient cash to repay the balance. As part of the line of credit, certain of the Company’s non-regulated subsidiaries guaranteed repayment of the line of credit and the Company pledged the stock of certain of its non-regulated subsidiaries as collateral. In the event of default, the banks would have the right to sell these non-regulated subsidiaries and apply the proceeds to the balance on the line of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 18, 2002, the Company filed a registration statement with the Securities and Exchange Commission with respect to a public offering of its common stock. Proceeds from the offering will be used to satisfy a portion of the Company’s debt obligations and add to the surplus of its insurance subsidiaries. However, there can be no assurance these capital-raising efforts will be successful. If the capital-raising is unsuccessful, management is of the opinion the Company has the ability to sell certain of its non-regulated subsidiaries to satisfy the repayment obligations described above. There are no restrictions that prohibit the sale of non-regulated subsidiaries.

Note 5 — Regulatory Matters and Rating Agencies

      A significant portion of the Company’s consolidated assets represent assets of the Company’s insurance subsidiaries that at this time cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its insurance subsidiaries is dictated by Michigan insurance regulatory guidelines, which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s policyholders’ surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star Insurance Company (“Star”) is the parent insurance company, its maximum dividend calculation represents the combined insurance companies’ surplus. Based upon the 2001 statutory financial statements, Star may not pay any dividends to the Company during 2002 without prior approval of the Michigan Office of Financial and Insurance Services (“OFIS”). Star’s earned surplus position at December 31, 2001 was negative $29.1 million. At March 31, 2002, earned surplus was negative $27.2 million. No statutory dividends were paid from Star in 2001 or 2000.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios) which are evaluated by regulators and rating agencies. The Company’s target for gross and net written premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. Due primarily to large net losses in 2000 and in the first half of 2001, statutory surplus has diminished to a level where the premium leverage ratios as of March 31, 2002, on a consolidated basis, were 5.0 to 1 and 3.0 to 1 on a gross and net written premium basis, respectively.

      The National Association of Insurance Commissioners (“NAIC”) has adopted a risk-based capital (“RBC”) formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital of regulated companies. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

      At December 31, 2001, all of the Company’s insurance subsidiaries were in compliance with RBC requirements, with the exception of Star. Star reported statutory surplus of $51.6 million at December 31, 2001, compared to the threshold requiring the minimum regulatory involvement of $59.5 million in 2001. As a result of being below the required level, on April 12, 2002, the Company submitted a RBC Plan to OFIS outlining how it intends to achieve compliance. On April 29, 2002, OFIS approved the Plan. At March 31, 2002, Star’s statutory surplus increased $1.9 million to $53.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has received inquiries from various state regulators requesting information concerning Star’s financial condition. The losses, adverse trends and uncertainties discussed in this report have been and continue to be reviewed by the domiciliary state and other insurance regulators of the Company’s insurance subsidiaries. The Company had previously submitted a Business Plan to reduce its current leverage ratios and increase the RBC ratio level and continues to work closely with OFIS to monitor its progress. While the Company’s gross and net written premium have declined steadily throughout 2001 and the first quarter of 2002, it has not yet sufficiently reduced its premium leverage ratios nor complied with the required RBC level. In addition to continued reductions in premium writings, capital from sources outside the Company may also be necessary to make sufficient progress towards reducing its leverage ratios and increasing the RBC ratio. While the Company has retained an investment-banking firm to conduct a public offering of its stock, there can be no assurance the Company will be successful in raising additional capital, or that proceeds therefrom which would be contributed to the Company’s insurance subsidiaries would result in sufficient progress towards reducing its leverage ratios and increasing the RBC ratio. If the regulators determine the Company has made insufficient progress towards reducing its leverage ratios and increasing the RBC ratio, they may take action at any time. While the regulators have taken no actions to date, regulators could require the Company to take steps to correct the capital deficiency, require a reduction in permitted premium writings, or implement some form of regulatory action.

Note 6 — Other Matters

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

      Effective May 26, 2000, CSC executed a Subordinated Surplus Note in favor of Star in the principal sum of $195,000. Fifty percent of the principal amount was due on May 26, 2001; the outstanding balance, together with all unpaid interest, is due on May 26, 2002. Interest earns at 9% per annum, with interest payments to be made quarterly, subject to all terms and conditions of the Note. Effective May 26, 2000 and July 14, 2000, Connecticut Surety Corporation executed Promissory Notes in favor of the Company in the amounts of $30,000 and $270,000, due on May 26, 2003 and July 14, 2003, respectively. Interest earns at 9% per annum, payable semi-annually beginning on December 31, 2000, subject to the terms and conditions of the Notes. Furthermore, Star purchased a portion of CSC’s outstanding loan with Fleet Bank for $124,800. Interest and repayment terms are in accordance with the original terms between CSC and Fleet Bank. Other investors executed similar notes with CSC in varying amounts and also purchased a portion of the CSC loan with Fleet Bank. Effective June 2001, the Company ceased accruing interest on these notes.

      Effective December 31, 2000, CSC executed a Subordinated Surplus Note with Star in the principal sum of $3.8 million. Interest earns at 9% per annum, payable quarterly beginning April 1, 2001. These loan proceeds were deposited by CSC into a trust account established for the benefit of Star in order to collateralize CSC’s reinsurance obligations under the reinsurance agreements described above. This Subordinated Surplus Note, along with the other notes described above, were intended to be converted into Voting Convertible Preferred Stock of CSC, or its parent, as part of recapitalization of CSC, pursuant to a Letter of Intent dated December 31, 2000 between CSC, Star, and other investors. However, Star and the other investors decided not to exercise their conversion rights. As such, Star remains a surplus note holder of CSC in the amounts and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms described above. In 2001, the Company recorded an impairment of $870,000, which accounts for any uncollateralized portion of these notes. Effective June 2001, the Company ceased accruing interest on this note.

      As of September 30, 2001, CSC had statutory capital and surplus of $5.0 million. On February 6, 2002, the Connecticut Insurance Department placed CSC into Rehabilitation.

      At March 31, 2002, the Company had approximately $1.8 million of unsecured reinsurance recoveries on unpaid losses due from CSC in excess of collateral and allowances. During the second quarter of 2001, the Company recorded a provision of $4.5 million related to balances due from CSC, of which $3.5 million was related to reinsurance recoverable balances.

Note 7 — Commitments and Contingencies

      The Company is involved in litigation arising in the ordinary course of operations. While the results of litigation cannot be predicted with certainty, management is of the opinion, after reviewing these matters with legal counsel, that the final outcome of such litigation will not have a material effect upon the Company’s financial statements.

Note 8 — Segment Information

      The Company defines its operations as specialty risk management operations (also known as the program business segment) and agency operations based upon differences in products and services. The separate financial information of these segments is consistent with the way results are regularly evaluated by management in deciding how to allocate resources and in assessing performance. Intersegment revenue is eliminated in consolidation.

     Specialty Risk Management Operations

      The specialty risk management segment focuses on specialty or niche insurance business in which it provides services and coverages that are tailored to meet the specific requirements of defined client groups and their members. This includes providing services, such as risk management consulting, claims handling, loss control, and reinsurance brokering, along with various types of property and casualty insurance coverage, including workers’ compensation, general liability and commercial multiple peril.

     Agency Operations

      The agency segment was formed in 1955 as a retail insurance agency. The agency operations have grown to be one of the largest agencies in Michigan and, with acquisitions, have expanded into California. The agency operations produce primarily commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than 50 insurance carriers from which it earns commission income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the segment results (in thousands):

	For the
	Quarters Ended
	March 31,

	2002	2001

Revenues:

Net earned premiums	$38,657	$41,173

Management fees	5,563	7,736

Investment income	3,111	3,495

Net realized gains on investments	9	146

Specialty risk management segment	47,340	52,550

Agency operations	3,638	4,886

Reconciling items	13	13

Gain on sale of subsidiary	199	—

Intersegment revenue	(237)	(213)

Consolidated revenue	$50,953	$57,236

Pre-tax income:

Specialty risk management	$888	$627

Agency operations *	1,694	1,570

Reconciling items	(1,553)	(2,016)

Gain on sale of subsidiary	199	—

Consolidated pre-tax income	$1,228	$181

*	Excluding the allocation of corporate overhead.

      The reconciling item included in the revenue relates to interest income in the holding company. The following table sets forth the pre-tax income reconciling items:

	For the
	Quarters Ended
	March 31,

	2002	2001

Holding Company Expenses	$(297)	$(149)

Amortization	—	(548)

Interest Expense	(1,256)	(1,319)

	$(1,553)	$(2,016)

Note 9 — Reclassifications

      Certain amounts in the 2001 notes to consolidated financial statements have been reclassified to conform with the 2002 presentation.

PART I — FINANCIAL INFORMATION

      In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Preparation of financial statements under GAAP requires management to make estimates. Actual results could differ from those estimates. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

      This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of the Company’s management. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectibility of reinsurance; increased rate pressure on premiums; obtainment of certain rate increases in current market conditions; investment rate of return; changes in and adherence to insurance regulation; actions taken by regulators, rating agencies or lenders; obtainment of certain processing efficiencies; changing rates of inflation; success or lack of success of the Company’s capital raising efforts; general economic conditions and other risks identified in the Company’s reports and registration statements filed with the Securities and Exchange Commission. The Company is not under any obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION — (Continued)

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Quarters ended March 31, 2002 and 2001

      Meadowbrook Insurance Group, Inc. (the “Company”) is a publicly traded specialty risk management company, specializing in alternative market insurance and risk management solutions for agents, brokers, professional and trade associations, and insureds of all sizes. The alternative market includes a wide range of approaches to financing and managing risk exposures such as captives, risk retention and risk purchasing groups, governmental pools and trusts, and self-insurance plans. The alternative market has developed as a result of the historical volatility in the cost and availability of traditional commercial insurance coverages, and usually involves some form of self-insurance or risk-sharing on the part of the client. The Company develops and manages alternative risk management programs for defined groups and their members, and offers a broad array of insurance products and services through its insurance carrier subsidiaries, which are essential elements of the risk management process. The Company also operates as an insurance agency representing policyholders in placing their insurance coverages with unaffiliated insurance companies. Management defines its business segments as specialty risk management operations and agency operations.

Results of Operations for the Quarters Ended March 31, 2002 and 2001

Overview

      Net income for the quarter ended March 31, 2002 was $910,000, compared to net income of $153,000 for the quarter ended March 31, 2001. Revenues for the quarter ended March 31, 2002 decreased $6.2 million, or 11.0% to $51.0 million from $57.2 million for the comparable period in 2001.

     Specialty Risk Management Operations

      The following table sets forth the revenues and results from specialty risk management operations (in thousands):

	For the Quarters
	Ended March 31,

	2002	2001

Revenues:

Net earned premiums	$38,657	$41,173

Management fees	5,563	7,736

Investment income	3,111	3,495

Net realized gains on investments	9	146

Total revenue	$47,340	$52,550

Pre-tax income	$888	$627

      Revenues from specialty risk management operations decreased $5.3 million, or 9.9%, to $47.3 million for the quarter ended March 31, 2002 from $52.6 million for the comparable period in 2001. This decrease reflects a $2.5 million, or 6.1% decrease in net earned premiums to $38.7 million in the quarter ended March 31, 2002 from $41.2 million in the comparable period in 2001. This decrease includes a reduction in earned premium of $4.4 million related to previously discontinued programs and a decrease of $6.5 million related to inactive programs terminated for leverage ratio purposes. These decreases were offset by a $1.9 million reduction in net ceded earned premium associated with the Company’s decision to cancel a quota share reinsurance treaty for several workers’ compensation programs, and a $6.5 million growth in existing programs both from increasing policy count and rate increases. Management fees decreased $2.1 million, or 28.1%, to $5.6 million from

PART I — FINANCIAL INFORMATION — (Continued)

$7.7 million. This decrease is the result of a one-time $1.6 million profit sharing fee recognized in the quarter ended March 31, 2001. This decrease also is the result of a $475,000 decrease in fees for a specific account for which the client took the services in-house. Net investment income decreased $384,000 or 11.0%, to $3.1 million for the quarter ended March 31, 2002, compared to $3.5 million for the comparable period in 2001. This decrease reflects a reduction in average invested assets and a decrease in pre-tax yields to 5.5% in 2002 from 6.1% in 2001.

      Specialty risk management operations generated pre-tax income of $888,000 for the quarter ended March 31, 2002 compared to pre-tax income of $627,000 for the comparable period in 2001. The Company’s loss and loss adjustment expense ratio improved by 11.1 points to 67.4% for the quarter ended March 31, 2002 from 78.5% for the same period in 2001. This improvement reflects the elimination of a group of unprofitable programs, which were previously discontinued. The Company’s expense ratio was 37.8% compared to 35.3% in the comparable period in 2001. While the actual expenses have been reduced in connection with the reduction in premium volume, the Company’s fixed costs, such as corporate overhead and technology, are a higher proportion of the overall expense structure. In addition, these improvements in underwriting expenses were offset by the recognition of a $1.6 million profit sharing fee in the quarter ended March 31, 2001.

     Agency Operations

      The following table sets forth the revenues and results from agency operations (in thousands):

	For the Quarters
	Ended March 31,

	2002	2001

Net commission	$3,638	$4,886

Pre-tax income*	$1,694	$1,570

*	Excluding the allocation of corporate overhead.

      Revenue from agency operations, which consists primarily of agency commission revenue, decreased $1.3 million, or 25.5%, to $3.6 million for the quarter ended March 31, 2002 from $4.9 million for the comparable period in 2001. This decrease reflects the sale of the Meadowbrook-Villari Agency effective July 1, 2001. The Meadowbrook-Villari Agency was a Florida-based insurance agency, which offered professional liability products and programs, group health and disability, and property and casualty products. Excluding the Meadowbrook-Villari Agency revenues for the quarter ended March 31, 2001, agency revenue would have decreased 2.9%.

      Agency operations generated pre-tax income of $1.7 million for the quarter ended March 31, 2002, compared to $1.6 million for the comparable period in 2001. The improvement in the pre-tax margin reflects the sale of Meadowbrook-Villari and overall expense reductions.

     Other Items

     Taxes

      Federal income tax expense for the quarter ended March 31, 2002 was $318,000, or 25.9% of income before taxes. For the same quarter last year, the Company reflected a federal income tax expense of $28,000, or 15.5% of income before taxes. The increase in the effective tax rate primarily reflects the reduction in tax-exempt investments.

     Interest Expense

      Interest expense for the quarter ended March 31, 2002 decreased by $69,000, or 5.2%, to $1,250,000 from $1,319,000 for the comparable period in 2001. This decrease reflects the reduction in the interest rate. Interest expense is primarily attributable to the Company’s line of credit.

PART I — FINANCIAL INFORMATION — (Continued)

Liquidity and Capital Resources

      The principal sources of funds for the Company and its subsidiaries are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. The Company generates operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and the non-regulated subsidiaries. Earnings before interest, taxes, depreciation and amortization from non-regulated subsidiaries were approximately $3.3 million and $5.7 million for the quarters ended March 31, 2002 and 2001, respectively. These earnings were available for debt service.

      Cash flow used in operations for the quarter ended March 31, 2002 was $6.4 million, compared to cash flow used in operations of $2.4 million for the comparable quarter in 2001. The decrease in cash flow reflects the acceleration in the payment of previously reserved claims. While the Company is in the process of a public offering to issue additional shares, the Company has reduced its gross and net written premium to achieve certain leverage ratios. As carried reserves are paid and growth in premium declines, cash and invested assets in our insurance subsidiaries have declined.

      At March 31, 2002, the Company had a bank line of credit that permitted borrowings up to $47.5 million of which $47.0 million was outstanding. The line of credit bears interest at a variable margin over the Prime Rate. As of March 31, 2002 the Prime Rate was 4.75% and the variable margin was 1.75%. Pursuant to the debt covenants, which included a revised pay-down schedule of the Company’s line of credit, the Company made a principal payment of $0.5 million on March 31, 2002. This revised pay-down schedule requires the Company to further reduce its line of credit by $10.8 million on June 30, 2002, $1.0 million on September 30, 2002, and $11.3 million on December 31, 2002. As of March 31, 2002, the Company was in compliance with all debt covenants.

      Unless an extension is obtained, the Company’s line of credit expires and is payable in full on January 3, 2003. Under the terms of the credit agreement, in the event of default, the banks have the right to terminate the line of credit and demand full and immediate repayment.

      Absent the sale of assets or other capital-raising events, the Company may not have the liquidity in its non-regulated subsidiaries to make the required payments pursuant to the revised pay-down schedule on or after the scheduled payment of $10.8 million on June 30, 2002. Furthermore, if repayment is required due to default, the Company currently does not have sufficient cash to repay the balance. As part of the loan agreement, certain of the Company’s non-regulated subsidiaries guaranteed repayment of the line of credit and the Company pledged the stock of certain of its non-regulated subsidiaries as collateral. In the event of default, the banks would have the right to sell these non-regulated subsidiaries and apply the proceeds to the balance on the line of credit.

      On April 18, 2002, the Company filed a registration statement with the Securities and Exchange Commission with respect to a public offering of its common stock. Proceeds from the offering will be used to satisfy a portion of the Company’s debt obligations and add to the surplus of its insurance subsidiaries. However, there can be no assurance these capital-raising efforts will be successful. If the capital-raising is unsuccessful, management is of the opinion the Company has the ability to sell certain of its non-regulated subsidiaries to satisfy the repayment obligations described above. There are no restrictions that prohibit the sale of non-regulated subsidiaries.

      Shareholders’ equity was $79.6 million, or $9.35 per common share, at March 31, 2002 compared to $80.3 million, or $9.44 per common share, at December 31, 2001.

      A significant portion of the Company’s consolidated assets represent assets of the Company’s insurance subsidiaries that cannot be transferred to the holding company in the form of dividends, loans or advances.

PART I — FINANCIAL INFORMATION — (Continued)

The restriction on the transferability to the holding company from its insurance subsidiaries is limited by Michigan insurance regulatory guidelines, which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s policyholders’ surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined insurance companies’ surplus. Based upon the 2001 statutory financial statements, Star may not pay any dividend to the Company during 2002 without prior approval of the Michigan Office of Financial and Insurance Services. Star’s earned surplus position at December 31, 2001 was negative $29.1 million. At March 31, 2002, earned surplus was negative $27.2 million. No statutory dividends were paid from Star in 2001 or 2000.

Regulatory and Rating Issues

      The National Association of Insurance Commissioners (“NAIC”) has adopted a risk-based capital (“RBC”) formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital of regulated companies. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

      At December 31, 2001, all of the Company’s insurance subsidiaries were in compliance with RBC requirements, with the exception of Star. Star reported statutory surplus of $51.6 million at December 31, 2001, compared to the threshold requiring the minimum regulatory involvement of $59.5 million in 2001. As a result of being below the required level, on April 12, 2002, the Company submitted a RBC Plan to the Michigan Office of Financial and Insurance Services (“OFIS”) outlining how they intend to achieve compliance. On April 29, 2002, OFIS approved the Plan. At March 31, 2002, Star’s statutory surplus increased $1.9 million to $53.5 million.

New Accounting Pronouncements

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting December 15, 2001 or thereafter, eliminates the amortization of goodwill. In addition, goodwill would be separately tested for impairment using a fair-value based approach. As a result, the Company no longer amortizes goodwill. Goodwill amortization was approximately $548,000 for the first quarter of 2001.

      Effective January 1, 2002 the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144, for periods starting January 1, 2002 or thereafter, clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than only a segment of a business). The adoption of this standard did not have a significant impact on the Company for the first quarter of 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      No material changes since December 31, 2001 Annual Report on Form 10-K.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      The information required by this item is included under “Note 7” of the Company’s Form 10-Q for the three months ended March 31, 2002, which is hereby incorporated by reference.

Item 6.     Exhibits and Reports on Form 8K

      (A) The following documents are filed as part of this Report:

Exhibit
No.	Description

3.3	Articles of Incorporation as Amended
11	Statement re computation of per share earnings.

      (B) Reports on Form 8-K:

None.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOWBROOK INSURANCE GROUP, INC.

By: /s/ JOSEPH C. HENRY

Executive Vice President and
Acting Chief Financial Officer

Dated: May 9, 2002

EXHIBIT INDEX

Exhibit
No.	Description

3.3	Articles of Incorporation as Amended
11	Statement re: computation on per share earnings