Form 10-Q
period 2002-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2002-08-14
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 13, 2002 was 29,787,194.

		Page

PART I — FINANCIAL INFORMATION
Item 1 —	FINANCIAL STATEMENTS
	Condensed Consolidated Statements of Income (unaudited)	2-3
	Consolidated Statements of Comprehensive Income (unaudited)	4
	Condensed Consolidated Balance Sheets (unaudited)	5
	Condensed Consolidated Statements of Cash Flows (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited) and Management Representation	7-14
Item 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-22
Item 3 —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
PART II — OTHER INFORMATION
Item 1 —	LEGAL PROCEEDINGS	24
Item 2 —	CHANGES IN SECURITIES AND USE OF PROCEEDS	24
Item 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
Item 6 —	EXHIBITS AND REPORTS ON FORM 8-K	25
SIGNATURES		26

PART I — FINANCIAL INFORMATION

Item 1     Financial Statements

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Six Months
	Ended June 30,

	2002	2001

	(Unaudited)
	(in thousands)
Revenues:
Net premium earned	$82,970	$80,817
Net commissions and fees	18,932	22,745
Net investment income	6,629	6,980
Net realized losses on investments	(301)	(1,321)
Gain (loss) on sale of subsidiary	199	(850)

Total revenues	108,429	108,371

Expenses:
Net loss and loss adjustment expenses	55,096	64,613
Salaries and employee benefits	18,848	23,286
Other operating expenses	31,425	29,184
Interest on notes payable	2,124	2,482
Gain on debt reduction	(359)	—

Total expenses	107,134	119,565

Income (loss) before income taxes	1,295	(11,194)
Federal income tax expense (benefit)	263	(3,865)

Net income (loss)	$1,032	$(7,329)

Earnings per share:
Basic	$0.09	$(0.86)
Diluted	$0.09	$(0.86)
Weighted average number of common shares outstanding:
Basic	11,220,758	8,512,178
Diluted	11,220,758	8,512,838

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Quarter
	Ended June 30,

	2002	2001

	(Unaudited)
	(in thousands)
Revenues:
Net premium earned	$44,313	$39,644
Net commissions and fees	9,968	10,336
Net investment income	3,505	3,472
Net realized losses on investments	(310)	(1,467)
Loss on sale of subsidiary	—	(850)

Total revenues	57,476	51,135

Expenses:
Net loss and loss adjustment expenses	30,638	34,577
Salaries and employee benefits	9,235	11,910
Other operating expenses	17,021	14,860
Interest on notes payable	874	1,163
Gain on debt reduction	(359)	—

Total expenses	57,409	62,510

Income (loss) before income taxes	67	(11,375)
Federal income tax benefit	(55)	(3,893)

Net income (loss)	$122	$(7,482)

Earnings per share:
Basic	$0.01	$(0.88)
Diluted	$0.01	$(0.88)
Weighted average number of common shares outstanding:
Basic	13,899,557	8,512,194
Diluted	13,902,073	8,512,194

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Six Months
	Ended June 30,

	2002	2001

	(Unaudited)
	(in thousands)
Net income (loss)	$1,032	$(7,329)
Other comprehensive income, net of tax:
Unrealized gains on securities	373	633
Less: reclassification adjustment for losses included in net income	199	27

Other comprehensive income, net of tax	572	660

Comprehensive income (loss)	$1,604	$(6,669)

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Quarter
	Ended June 30,

	2002	2001

	(Unaudited)
	(in thousands)
Net income (loss)	$122	$(7,482)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	1,976	(913)
Less: reclassification adjustment for losses included in net income	205	123

Other comprehensive income (loss), net of tax	2,181	(790)

Comprehensive income (loss)	$2,303	$(8,272)

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)

	(in thousands,
	except share data)
ASSETS
Invested assets:
Debt securities available for sale, at fair value (cost of $206,987 and $193,020)	$212,559	$197,634
Equity securities available for sale, at fair value (cost of $1,980 and $2,757)	1,914	2,787

Total invested assets	214,473	200,421
Cash and cash equivalents	58,439	33,302
Premiums and agent balances receivable	77,617	78,171
Reinsurance recoverable on paid and unpaid losses	219,156	222,458
Prepaid reinsurance premiums	23,120	37,852
Deferred policy acquisition costs	13,308	13,953
Intangible assets	28,997	28,997
Other assets	62,455	72,734

Total assets	$697,565	$687,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss adjustment expenses	$385,914	$394,596
Unearned premiums	74,926	94,002
Debt	43,723	54,741
Reinsurance funds held and balances payable	15,000	26,887
Other liabilities	35,571	37,346

Total liabilities	555,134	607,572

Commitments and contingencies (Note 6)
Shareholders’ Equity:
Common stock, $.01 par value; authorized 50,000,000 shares: 29,787,194 and 8,512,194 shares issued and outstanding	298	85
Additional paid-in capital	128,271	67,948
Retained earnings	11,067	10,034
Note receivable from officer	(850)	(824)
Accumulated other comprehensive income	3,645	3,073

Total shareholders’ equity	142,431	80,316

Total liabilities and shareholders’ equity	$697,565	$687,888

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2002	2001

	(Unaudited)
	(in thousands)
Net cash (used in) provided by operating activities	$(14,016)	$6,484

Cash flows (used in) provided by investing activities:
Purchase of debt securities available for sale	(85,318)	(76,312)
Purchase of equity securities available for sale	—	(453)
Proceeds from sale of debt securities available for sale	70,751	44,016
Proceeds from sale of equity securities available for sale	900	13,718
Other investing activities	2,880	(7,920)

Net cash used in investing activities	(10,787)	(26,951)
Cash flows (used in) provided by financing activities:
Net (payments of) proceeds from bank loan	(10,659)	450
Net proceeds from public offering	60,526	—
Dividends paid on common stock	—	(511)
Other financing activities	73	2,311

Net cash provided by financing activities	49,940	2,250

Increase (decrease) in cash and cash equivalents	25,137	(18,217)
Cash and cash equivalents, beginning of period	33,302	56,838

Cash and cash equivalents, end of period	$58,439	$38,621

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

      The consolidated financial statements reflect all normal recurring adjustments, which were, in the opinion of management, necessary to present a fair statement of the results for the interim quarters. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results expected for the full year.

NOTE 2 — New Accounting Pronouncements

      FASB has issued SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting December 15, 2001 or thereafter, eliminates the amortization of goodwill. In addition, the Company is required to test, at least annually, all existing goodwill for impairment using a fair value approach, on a reporting unit basis.

      Upon implementation in 2002, the Company is no longer amortizing goodwill. Goodwill amortization for the six months and quarter ended June 30, 2001, was approximately $1.4 million and $896,000, respectively. In accordance with the transition provisions, the Company completed the first step of the transitional goodwill impairment test. The Company evaluated goodwill for impairment during the second quarter of 2002. This evaluation involved the use of a fair value approach to each reporting unit. Based on this evaluation, management determined there is no impairment to goodwill.

      The following table provides income before the cumulative effect of a change in accounting principle, net income, and related per share amounts as of June 30, 2002 and 2001, as reported and adjusted as if the Company had eliminated the amortization of goodwill effective January 1, 2001 (in thousands):

	For the Six Months
	Ended June 30,

	2002	2001

Net income (loss), as reported	$1,032	$(7,329)
Amortization expense	—	1,445
Tax effect of amortization expense	—	(607)

Net income (loss), as adjusted	$1,032	$(6,491)

Earnings per share, as adjusted
Basic	$0.09	$(0.76)
Diluted	$0.09	$(0.76)

	For the Quarter
	Ended June 30,

	2002	2001

Net income (loss), as reported	$122	$(7,482)
Amortization expense	—	896
Tax effect of amortization expense	—	(511)

Net income (loss), as adjusted	$122	$(7,097)

Earnings per share, as adjusted
Basic	$0.01	$(0.83)
Diluted	$0.01	$(0.83)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      FASB has issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS No. 144, for periods starting January 1, 2002 or thereafter, discontinued operations are measured at the lower of carrying value or fair value less costs to sell, rather than on a net realizable value basis. SFAS No. 144 also broadens the definition of discontinued operations to include a component of an entity (rather than only a segment of a business). The adoption of this standard did not have a material impact on the Company’s results of operations.

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

      At June 30, 2002, the Company had reinsurance recoverables for paid and unpaid losses of $219.2 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through Funds Withheld Trusts or Letters of Credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A++” A.M. Best rating and accounts for 33.0% of the total recoverable for paid and unpaid losses.

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

      Effective April 1, 2002, under the workers’ compensation reinsurance treaty, the Company reinsures each loss in excess of $300,000. The treaty covers losses in excess of $300,000 up to $20.0 million. In addition, the Company purchases coverage in excess of $20.0 million up to $50.0 million to protect itself in the event of a catastrophe.

      Under the liability reinsurance treaty, the reinsurers are responsible for 100% of the amount of each loss in excess of $250,000 up to $2.0 million per occurrence. Facultative reinsurance is purchased for individual risks with limits above $2.0 million to cover 100% of the excess amount.

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

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through Funds Withheld Trusts or Letters of Credit. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners. On an ongoing basis, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. As of June 30, 2002, management believes this allowance is adequate. To date,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations.

NOTE 4 — Shareholders’ Equity & Line of Credit

     Shareholders’ Equity

      On June 6, 2002, the Company sold 18,500,000 shares of newly issued common stock at $3.10 per share in a public offering. On June 21, 2002, the underwriters exercised their over-allotment option to acquire 2,775,000 of additional shares of the Company’s common stock. After deducting underwriting discounts, commissions, and expenses, the Company received net proceeds from the offering of $60.5 million. The Company utilized $57.5 million of the $60.5 million raised in its public offering to pay down its line of credit by $20.0 million and to contribute $37.5 million to the surplus of its insurance company subsidiaries.

      In conjunction with the public offering, the Company issued warrants entitling the holders to purchase an aggregate of 300,000 shares of common stock at $3.10 per share. The warrants may be exercised at any time from June 6, 2003 through June 6, 2005, at which time any warrants not exercised will become void.

      Also, in conjunction with the public offering, the Company issued 825,000 stock options at an exercise price of $3.507 to certain members of the executive management team.

      As a result of the Company’s public offering, shareholders’ equity increased to $142.4 million, or a book value of $4.78 per common share, at June 30, 2002 compared to $80.3 million, or a book value of $9.44 per common share, at December 31, 2001.

     Line of Credit

      The Company has a line of credit totaling $36.3 million, of which $35.9 million was outstanding at June 30, 2002. The Company drew on this line of credit primarily to consummate the acquisitions made during 1997 through 1999. The Company also used the line of credit periodically to fund operating expenses of the non-regulated subsidiaries.

      The line of credit bears interest at a variable margin over the Prime Rate. Pursuant to the line of credit, the variable margin over the Prime Rate increases by one-quarter point every February, June, August, October, and December, beginning February 1, 2002, until the line of credit is paid down to $33.0 million, or less. As of June 30, 2002 the Prime Rate was 4.75% and the variable margin was 2.0%.

      Pursuant to the debt covenants, which included a revised pay-down schedule of the Company’s line of credit, the Company made a principal payment of $10.8 million on June 28, 2002. This revised pay-down schedule requires the Company to further reduce its line of credit by $1.0 million on September 30, 2002, and $11.3 million on December 31, 2002. Concurrent with the principal payment made on June 28, 2002, the Company entered into a revised agreement with the banks to further reduce the line of credit to $28.0 million, pursuant to an agreement by the lead lender to purchase the co-lender’s outstanding balance. This resulted in a gain on debt reduction of $359,000, which was to the benefit of the Company. On July 3, 2002, the Company paid an additional principal payment of $9.2 million in order to comply with the revised agreement. The outstanding balance of the line of credit was $26.6 million after the additional principal payment.

      As of June 30, 2002, the Company was in compliance with all debt covenants.

      The line of credit expires and is payable in full on January 3, 2004, unless extended. Under the terms of the credit agreement, in the event of default, the banks have the right to terminate the line of credit and demand full and immediate repayment. The Company is in the process of negotiating new terms and a new structure for its future credit needs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the second quarter of 2002, OFIS approved a plan by which the Company could request future dividends representing twenty-five percent of Star’s most current annual statutory earnings, without regard to Star’s current earned surplus position. Star’s earned surplus position at June 30, 2002, and December 31, 2001 was negative $27.5 million and negative $29.1 million, respectively. No statutory dividends were paid or requested from Star in 2001 or 2000.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios) which are evaluated by regulators and rating agencies. The Company performs three gross written premium leverage ratio valuations; (1) gross written premium to surplus (2) gross written premium to surplus, excluding fronted business, and (3) gross written premium to surplus, excluding fronted business and including a quota share surplus relief treaty, which has been cancelled. The Company’s target for gross and net written premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. As previously indicated, the Company contributed $37.5 million to its insurance company subsidiaries surplus during the second quarter of 2002. As of June 30, 2002, on a consolidated basis, gross and net premium leverage ratios were 2.5 to 1 and 1.7 to 1, respectively.

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

      At December 31, 2001, all of the Company’s insurance subsidiaries were in compliance with RBC requirements, with the exception of Star. Star reported statutory surplus of $51.6 million at December 31, 2001, compared to the threshold requiring the minimum regulatory involvement of $59.5 million in 2001. As a result of being below the required level, on April 12, 2002, the Company submitted a RBC Plan to OFIS outlining how it intended to achieve compliance. On April 29, 2002, OFIS approved the Plan. At June 30, 2002, Star’s statutory surplus increased $39.1 million to $90.7 million. This increase reflects the contributed surplus of $37.5 million. As previously indicated, the Company is within the targeted gross and net leverage ratios. RBC levels are only measured as of year end. With the $37.5 contributed statutory surplus, the reduction of premium writings, and the stabilization of results seen over the past four quarters, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipates that it will be in compliance with the required RBC level at the next measurement date of December 31, 2002.

      On June 26, 2002, A.M. Best upgraded Star and its insurance company subsidiaries financial strength rating to a “B+” (Very Good) with a positive outlook. The upgrade reflects A.M. Best’s positive assessment of the Company’s improved financial condition as a result of the issuance of 21,275,000 new common shares noted above and its debt reduction. However, there can be no assurance that A.M. Best will not change its rating of the Company’s insurance company subsidiaries in the future.

NOTE 6 — Commitments and Contingencies

      The Company is involved in litigation arising in the ordinary course of operations. While the results of litigation cannot be predicted with certainty, management is of the opinion, after reviewing these matters with legal counsel, that the final outcome of such litigation will not have a material effect upon the Company’s financial statements.

NOTE 7 — Segment Information

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

     Agency Operations

      The agency segment was formed in 1955 as a retail insurance agency. The agency operations have grown to be one of the largest agencies in Michigan and, with acquisitions, have expanded into California. The agency operations produce primarily commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than fifty insurance carriers from which it earns commission income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the segment results (in thousands):

	For the Six Months
	Ended June 30,

	2002	2001

Revenues:
Net earned premiums	$82,970	$80,817
Management fees	11,651	13,938
Investment income	6,603	6,954
Net realized loss on investments	(301)	(1,321)

Specialty risk management segment	100,923	100,388
Agency operations	7,614	9,160
Reconciling items	26	26
Gain (loss) on sale of subsidiary	199	(850)
Intersegment revenue	(333)	(353)

Consolidated revenue	$108,429	$108,371

Pre-tax income (loss):
Specialty risk management	$(217)	$(12,320)
Agency operations*	3,388	2,937
Reconciling items	(2,075)	(961)
Gain (loss) on sale of subsidiary	199	(850)

Consolidated pre-tax income (loss)	$1,295	$(11,194)

*	Excluding the allocation of corporate overhead.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Quarters
	Ended June 30,

	2002	2001

Revenues:
Net earned premiums	$44,313	$39,644
Management fees	6,088	6,202
Investment income	3,492	3,459
Net realized loss on investments	(310)	(1,466)

Specialty risk management segment	53,583	47,839
Agency operations	3,976	4,274
Reconciling items	13	13
Loss on sale of subsidiary	—	(850)
Intersegment revenue	(96)	(141)

Consolidated revenue	$57,476	$51,135

Pre-tax income (loss):
Specialty risk management	$(1,099)	$(12,947)
Agency operations*	1,694	1,367
Reconciling items	(528)	1,055
Loss on sale of subsidiary	—	(850)

Consolidated pre-tax income (loss)	$67	$(11,375)

*	Excluding the allocation of corporate overhead.

      The reconciling item included in the revenue relates to interest income in the holding company. The following table sets forth the pre-tax income (loss) reconciling items (in thousands):

	For the Six Months
	Ended June 30,

	2002	2001

Holding Company Expenses	$(310)	$2,966
Gain on Debt Reduction	359	—
Amortization	—	(1,445)
Interest Expense	(2,124)	(2,482)

	$(2,075)	$(961)

	For the Quarters
	Ended June 30,

	2002	2001

Holding Company Expenses	$(13)	$3,115
Gain on Debt Reduction	359	—
Amortization	—	(897)
Interest Expense	(874)	(1,163)

	$(528)	$1,055

NOTE 8 — Reclassifications

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

      This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of the Company’s management. Including, but not limited to, those statements that include the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectibility of reinsurance; increased rate pressure on premiums; obtainment of certain rate increases in current market conditions; investment rate of return; changes in and adherence to insurance regulation; actions taken by regulators, rating agencies or lenders; obtainment of certain processing efficiencies; changing rates of inflation; general economic conditions and other risks identified in the Company’s reports and registration statements filed with the Securities and Exchange Commission. The Company is not under any obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION — (Continued)

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the Periods ended June 30, 2002 and 2001

      Meadowbrook Insurance Group, Inc. (the “Company”) is a publicly traded specialty risk management company, specializing in alternative market insurance and risk management solutions for agents, brokers, professional and trade associations, and insureds of all sizes. The alternative market includes a wide range of approaches to financing and managing risk exposures such as captives, risk retention and risk purchasing groups, governmental pools and trusts, and self-insurance plans. The alternative market has developed as a result of the historical volatility in the cost and availability of traditional commercial insurance coverages, and usually involves some form of self-insurance or risk-sharing on the part of the client. The Company develops and manages alternative risk management programs for defined groups and their members. The Company also operates as an insurance agency representing policyholders in placing their insurance coverages with unaffiliated insurance companies. Management defines its business segments as specialty risk management operations and agency operations.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

     Overview

      Net income for the six months ended June 30, 2002 was $1.0 million, or $0.09 per share, compared to net loss of $7.3 million, or $0.86 per share, for the six months ended June 30, 2001.

     Specialty Risk Management Operations

      The following table sets forth the revenues and results from specialty risk management operations (in thousands):

	For the Six Months
	Ended June 30,

	2002	2001

Revenues:
Net earned premiums	$82,970	$80,817
Management fees	11,651	13,938
Investment income	6,603	6,954
Net realized loss on investments	(301)	(1,321)

Total revenue	$100,923	$100,388

Pre-tax loss	$(217)	$(12,320)

      Revenues from specialty risk management operations increased $535,000, or 0.5%, to $100.9 million for the six months ended June 30, 2002 from $100.4 million for the comparable period in 2001. This increase reflects a $2.2 million, or 2.7% increase in net earned premiums to $83.0 million in the six months ended June 30, 2002 from $80.8 million in the comparable period in 2001. This growth is from a $8.1 million reduction in net ceded earned premium associated with the cancellation of a quota share reinsurance treaty for several workers’ compensation programs. This increase is also the result of a $16.5 million growth in existing programs from increasing policy count, rate increases, and audit premium. Partially offsetting this growth was a reduction in earned premium of $9.4 million related to previously discontinued programs and a decrease of $13.0 million related to programs terminated for leverage ratio purposes.

      Management fees decreased $2.3 million, or 16.5%, to $11.6 million from $13.9 million. This decrease is the result of a one-time $1.6 million profit sharing fee recognized in the six months ended June 30, 2001. This decrease is also the result of a $952,000 decrease in fees for a specific account for which the client took the

PART I — FINANCIAL INFORMATION — (Continued)

services in-house. Offsetting this decrease was a net growth in revenue of $262,000 on two specific programs related to a subsidiary of the Company.

      Net investment income decreased $351,000 or 5.0%, to $6.6 million for the six months ended June 30, 2002, compared to $7.0 million for the comparable period in 2001. This decrease reflects a reduction in average invested assets and a decrease in pre-tax yields to 5.3% in 2002 from 6.1% in 2001.

      Net realized losses on investments were $301,000 for the six months ended June 30, 2002, compared to a $1.3 million loss for the comparable period in 2001. Realized losses in the six months ended June 30, 2002, were primarily related to a $1.5 million loss related to WorldCom, Inc. bonds. These losses were offset by realized gains from the sale of other investments. There is approximately $5.5 million in unrealized gains remaining in the investment portfolio, as of June 30, 2002, up from $2.2 million at March 31, 2002. The realized losses in the second quarter of 2001 were primarily the result of $870,000 and $414,000 impairment charges related to a Connecticut Surety Company (“CSC”) Subordinated Surplus Note and captive investments, respectively.

      Specialty risk management operations generated a pre-tax loss of $217,000 for the six months ended June 30, 2002 compared to a pre-tax loss of $12.3 million for the comparable period in 2001. The Company’s loss and loss adjustment expense ratio improved by 15.1 points to 70.2% for the six months ended June 30, 2002 from 85.3% for the same period in 2001. This improvement reflects the elimination of a limited group of unprofitable programs, which were discontinued in late 1999 and early 2000. The improvement in the loss ratio also reflects the elimination of the surplus relief treaty and an increase in audit premium recognized in 2002. The Company’s expense ratio was 36.8% for the six months ended June 30, 2002, compared to 35.6% in the comparable period in 2001. Due to the run-off of discontinued and terminated programs, gross premium is declining and, as a result, fixed costs as a percentage of revenue, are temporarily increasing the expense ratio.

     Agency Operations

      The following table sets forth the revenues and results from agency operations (in thousands):

	For the Six Months
	Ended June 30,

	2002	2001

Net commission	$7,614	$9,160
Pre-tax income*	$3,388	$2,937

*	Excluding the allocation of corporate overhead

      Revenue from agency operations, which consists primarily of agency commission revenue, decreased $1.6 million, or 16.9%, to $7.6 million for the six months ended June 30, 2002 from $9.2 million for the comparable period in 2001. This decrease reflects the sale of a Florida-based agency effective July 1, 2001. Excluding revenues related to this agency for the six months ended June 30, 2001, revenues for the agency operations would have increased 6.4%.

      Agency operations generated pre-tax income of $3.4 million for the six months ended June 30, 2002, compared to $2.9 million for the comparable period in 2001. The improvement in the pre-tax margin is the result of rate increases, overall expense reductions, and a $850,000 impairment recorded in the second quarter of 2001, in conjunction with the sale of the Florida-based agency.

     Other Items

     Taxes

      Federal income tax expense for the six months ended June 30, 2002 was $263,000, or 20.3% of income before taxes. For the same six months last year, the Company reflected a federal income tax benefit of

PART I — FINANCIAL INFORMATION — (Continued)

$3.9 million, or 34.5% of loss before taxes. The fluctuation in the effective tax rate is the result of a decreased level of tax-exempt interest in proportion to total underwriting results.

     Interest Expense

      Interest expense for the six months ended June 30, 2002 decreased by $358,000, or 14.4%, to $2.1 million, from $2.5 million for the comparable period in 2001. This decrease reflects a reduction in the interest rate. Interest expense is primarily attributable to the Company’s line of credit. The Company anticipates a further reduction in interest expense as a result of principal payments of $10.8 million and $9.2 million made on June 28, 2002 and July 3, 2002, respectively.

Results of Operations for the Quarters Ended June 30, 2002 and 2001

     Overview

      Net income for the quarter ended June 30, 2002 was $122,000, or $0.01 per share, compared to net loss of $7.5 million, or $0.88 per share, for the quarter ended June 30, 2001. Revenues for the quarter ended June 30, 2002 increased $6.4 million, or 12.4% to $57.5 million from $51.1 million for the comparable period in 2001.

     Specialty Risk Management Operations

      The following table sets forth the revenues and results from specialty risk management operations (in thousands):

	For the Quarters Ended
	June 30,

	2002	2001

Revenues:
Net earned premiums	$44,313	$39,644
Management fees	6,088	6,202
Investment income	3,492	3,459
Net realized loss on investments	(310)	(1,466)

Total revenue	$53,583	$47,839

Pre-tax loss	$(1,099)	$(12,947)

      Revenues from specialty risk management operations increased $5.8 million, or 12.0%, to $53.6 million for the quarter ended June 30, 2002 from $47.8 million for the comparable period in 2001. This increase reflects a $4.7 million, or 11.8% increase in net earned premiums to $44.3 million in the quarter ended June 30, 2002 from $39.6 million in the comparable period in 2001. This growth is from a $15.4 million reduction in net ceded earned premium associated with the cancellation of a quota share reinsurance treaty for several workers’ compensation programs. This increase is also the result of a $1.9 million growth in existing programs from increasing policy count, rate increases, and audit premium. Partially offsetting this growth was a reduction in earned premium of $5.0 million related to previously discontinued programs and a decrease of $7.6 million related to programs terminated for leverage ratio purposes.

      Management fees decreased $114,000, or 1.8%, to $6.0 million from $6.2 million. This is the result of a $475,000 decrease in fees for a specific account for which the client took the services in-house. Offsetting this decrease was a net growth in revenue of $139,000 on two specific programs related to a subsidiary of the Company.

      Net investment income increased $33,000 or 1.0%, to $3.5 million for the quarter ended June 30, 2002, compared to $3.5 million for the comparable period in 2001.

PART I — FINANCIAL INFORMATION — (Continued)

      Net realized losses on investments were $310,000 for the quarter ended June 30, 2002, compared to a $1.5 million loss for the comparable period in 2001. Realized losses in the second quarter of 2002 were primarily related to a $1.5 million loss related to WorldCom, Inc. bonds. These losses were offset by realized gains from the sale of other investments. The realized losses in the second quarter of 2001 were primarily the result of $870,000 and $414,000 impairment charges related to a CSC Subordinated Surplus Note and captive investments, respectively.

      Specialty risk management operations generated a pre-tax loss of $1.1 million for the quarter ended June 30, 2002 compared to a pre-tax loss of $12.9 million for the comparable period in 2001. The Company’s loss and loss adjustment expense ratio improved by 19.8 points to 72.6% for the quarter ended June 30, 2002 from 92.4% for the same period in 2001. This improvement is the result of the establishment of a $3.3 million provision in 2001 for the exposure on the discontinued surety business. This improvement is also the result of the elimination of a limited group of unprofitable programs, which were discontinued in late 1999 and early 2000. Further impacting the second quarter 2002 loss ratio, was an adjustment of $800,000 to net incurred losses related to the surplus relief treaty and an increase of $672,000 in prior reserves primarily related to two inactive auto liability programs. The Company’s expense ratio was 35.8% compared to 35.9% in the comparable period in 2001. The cancellation of the surplus relief treaty favorable impacted the expense ratio in the second quarter by 1.3 points. Due to the run-off of discontinued and terminated programs, gross premium is declining and, as a result, fixed costs as a percentage of revenue, are temporarily increasing the expense ratio.

     Agency Operations

      The following table sets forth the revenues and results from agency operations (in thousands):

	For the
	Quarters Ended
	June 30,

	2002	2001

Net commission	$3,976	$4,274
Pre-tax income *	$1,694	$1,367

*	Excluding the allocation of corporate overhead

      Revenue from agency operations, which consists primarily of agency commission revenue, decreased $298,000, or 7.0%, to $4.0 million for the quarter ended June 30, 2002 from $4.3 million for the comparable period in 2001. This decrease reflects the sale of a Florida-based agency effective July 1, 2001. Excluding revenues related to this agency for the quarter ended June 30, 2001, revenues for the agency operations would have increased 16.6%.

      Agency operations generated pre-tax income of $1.7 million for the quarter ended June 30, 2002, compared to $1.4 million for the comparable period in 2001. The improvement in the pre-tax margin is the result of rate increases, overall expense reductions, and a $850,000 impairment recorded in the second quarter of 2001, in conjunction with the sale of the Florida-based agency.

     Other Items

     Taxes

      Federal income tax benefit for the quarter ended June 30, 2002 was $55,000, or 81.1% of income before taxes. For the same quarter last year, the Company reflected a federal income tax benefit of $3.9 million, or 34.2% of loss before taxes. The tax benefit for the quarter ended June 30, 2002 reflects the fact that tax-exempt interest on investments was greater than net income excluding tax- exempt interest. The fluctuation in the effective tax rate is the result of a decreased level of tax-exempt interest in proportion to total underwriting results.

PART I — FINANCIAL INFORMATION — (Continued)

     Interest Expense

      Interest expense for the quarter ended June 30, 2002 decreased by $289,000, or 24.8%, to $874,000 from $1.2 million for the comparable period in 2001. This decrease reflects the reduction in the interest rate. Interest expense is primarily attributable to the Company’s line of credit. The Company anticipates a further reduction in interest expense as a result of principal payments of $10.8 million and $9.2 million made on June 28, 2002 and July 3, 2002, respectively.

Liquidity and Capital Resources

      The principal sources of funds for the Company and its subsidiaries are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. The Company generates operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and the non-regulated subsidiaries. Earnings before interest, taxes, depreciation and amortization from non-regulated subsidiaries were approximately $7.1 million and $8.3 million for the six months ended June 30, 2002 and 2001, respectively. These earnings were available for debt service.

      Cash flow used in operations for the quarter ended June 30, 2002 was $14.0 million, compared to cash flow provided by operations of $6.5 million for the comparable quarter in 2001. The decrease in cash flow reflects the acceleration in the payment of previously reserved claims. Prior to the Company’s recent public offering, the Company had reduced its gross and net written premium to achieve certain leverage ratios. As carried reserves are paid and growth in premium declines, cash and invested assets in the insurance subsidiaries declined.

      On June 6, 2002, the Company sold 18,500,000 shares of newly issued common stock at $3.10 per share in a public offering. On June 21, 2002, the underwriters exercised their over-allotment option to acquire 2,775,000 of additional shares of the Company’s common stock. After deducting underwriting discounts, commissions, and expenses, the Company received net proceeds from the offering of $60.5 million. The Company contributed $37.5 million of the proceeds to its insurance company subsidiaries, $20.0 million was used to reduce its outstanding balance on the Company’s line of credit, and the remaining balance will be used for general corporate purposes.

      In conjunction with the offering, the Company issued warrants entitling the holders to purchase an aggregate of 300,000 shares of common stock at $3.10 per share. The warrants may be exercised at any time from June 6, 2003 through June 6, 2005, at which time any warrants not exercised will become void.

      Also, in conjunction with the public offering, the Company issued 825,000 stock options at an exercise price of $3.507 to certain members of the executive management team.

      At June 30, 2002, the Company had a bank line of credit that permitted borrowings up to $36.3 million, of which $35.9 million was outstanding. The line of credit bears interest at a variable margin over the Prime Rate. As of June 30, 2002, the Prime Rate was 4.75% and the variable margin was 2.0%. Pursuant to the line of credit, the variable margin over the Prime Rate increases by one-quarter point every February, June, August, October, and December, beginning February 1, 2002, until the line of credit is paid down to $33.0 million, or less.

      Pursuant to the debt covenants, which included a revised pay-down schedule of the Company’s line of credit, the Company made a principal payment of $10.8 million on June 28, 2002. This revised pay-down schedule requires the Company to further reduce its line of credit by $1.0 million on September 30, 2002, and $11.3 million on December 31, 2002. Concurrent with the principal payment made on June 28, 2002, the Company entered into a revised agreement with the banks to further reduce the line of credit to $28.0 million,

PART I — FINANCIAL INFORMATION — (Continued)

pursuant to an agreement by the lead lender to purchase the co-lender’s outstanding balance. This resulted in a gain on debt reduction of $359,000, which was to the benefit of the Company. On July 3, 2002, the Company paid an additional principal payment of $9.2 million in order to comply with the revised agreement. The outstanding balance of the line of credit was $26.6 million after the additional principal payment.

      As of June 30, 2002, the Company was in compliance with all debt covenants.

      The line of credit expires and is payable in full on January 3, 2004, unless extended. Under the terms of the credit agreement, in the event of default, the banks have the right to terminate the line of credit and demand full and immediate repayment. The Company is in the process of negotiating new terms and a new structure for its future credit needs.

      As a result of the Company’s public offering, shareholders’ equity increased to $142.4 million, or a book value of $4.78 per common share, at June 30, 2002 compared to $80.3 million, or a book value of $9.44 per common share, at December 31, 2001.

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

      During the second quarter of 2002, OFIS approved a plan by which the Company could request future dividends representing twenty-five percent of Star’s most current annual statutory earnings, without regard to Star’s current earned surplus position. Star’s earned surplus position at June 30, 2002, and December 31, 2001 was negative $27.5 million and negative $29.1 million, respectively. No statutory dividends were paid or requested from Star in 2001 or 2000.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios) which are evaluated by regulators and rating agencies. The Company performs three gross written premium leverage ratio valuations; (1) gross written premium to surplus (2) gross written premium to surplus, excluding fronted business, and (3) gross written premium to surplus, excluding fronted business and including a quota share surplus relief treaty, which has been cancelled. The Company’s target for gross and net written premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. As previously indicated, the Company contributed $37.5 million to its insurance company subsidiaries surplus during the second quarter of 2002. As of June 30, 2002, on a consolidated basis, gross and net premium leverage ratios were 2.5 to 1 and 1.7 to 1, respectively.

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

PART I — FINANCIAL INFORMATION — (Continued)

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

      At December 31, 2001, all of the Company’s insurance subsidiaries were in compliance with RBC requirements, with the exception of Star. Star reported statutory surplus of $51.6 million at December 31, 2001, compared to the threshold requiring the minimum regulatory involvement of $59.5 million in 2001. As a result of being below the required level, on April 12, 2002, the Company submitted a RBC Plan to OFIS outlining how it intended to achieve compliance. On April 29, 2002, OFIS approved the Plan. At June 30, 2002, Star’s statutory surplus increased $39.1 million to $90.7 million. This increase reflects the contributed surplus of $37.5 million. As of June 30, 2002, on a consolidated basis, gross and net premium leverage ratios were 2.5 to 1 and 1.7 to 1, respectively, which were within the targeted gross and net leverage ratios. RBC levels are only measured as of year end. With the $37.5 contributed statutory surplus, the reduction of premium writings, and the stabilization of results seen over the past four quarters, the Company anticipates that it will be in compliance with the required RBC level at the next measurement date of December 31, 2002.

      On June 26, 2002, A.M. Best upgraded Star and its insurance company subsidiaries financial strength rating to a “B+” (Very Good) with a positive outlook. The upgrade reflects A.M. Best’s positive assessment of the Company’s improved financial condition as a result of the issuance of 21,275,000 new common shares noted above and its debt reduction. However, there can be no assurance that A.M. Best will not change its rating of the Company’s insurance company subsidiaries in the future.

New Accounting Pronouncements

      FASB has issued SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting December 15, 2001 or thereafter, eliminates the amortization of goodwill. In addition, the Company is required to test, at least annually, all existing goodwill for impairment using a fair value approach, on a reporting unit basis.

      Upon implementation in 2002, the Company is no longer amortizing goodwill. Goodwill amortization for the six months and quarter ended June 30, 2001, was approximately $1.4 million and $896,000, respectively. In accordance with the transition provisions, the Company completed the first step of the transitional goodwill impairment test. The Company evaluated goodwill for impairment during the second quarter of 2002. This evaluation involved the use of a fair value approach to each reporting unit. Based on this evaluation, management determined there is no impairment to goodwill.

      The following table provides income before the cumulative effect of a change in accounting principle, net income, and related per share amounts as of June 30, 2002 and 2001, as reported and adjusted as if the Company had eliminated the amortization of goodwill effective January 1, 2001 (in thousands):

	For the
	Six Months Ended
	June 30,

	2002	2001

Net income (loss), as reported	$1,032	$(7,329)
Amortization expense	—	1,445
Tax effect of amortization expense	—	(607)

Net income (loss), as adjusted	$1,032	$(6,491)

Earnings per share, as adjusted
Basic	$0.09	$(0.76)
Diluted	$0.09	$(0.76)

PART I — FINANCIAL INFORMATION — (Continued)

	For the
	Quarter Ended
	June 30,

	2002	2001

Net income (loss), as reported	$122	$(7,482)
Amortization expense	—	896
Tax effect of amortization expense	—	(511)

Net income (loss), as adjusted	$122	$(7,097)

Earnings per share, as adjusted
Basic	$0.01	$(0.83)
Diluted	$0.01	$(0.83)

      FASB has issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS No. 144, for periods starting January 1, 2002 or thereafter, discontinued operations are measured at the lower of carrying value or fair value less costs to sell, rather than on a net realizable value basis. SFAS No. 144 also broadens the definition of discontinued operations to include a component of an entity (rather than only a segment of a business). The adoption of this standard did not have a material impact on the Company’s results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of the Company’s primary risk exposures and how those exposures are currently managed as of June 30, 2002. The Company’s market risk sensitive instruments are primarily related to debt securities and equity securities, which are available for sale and not held for trading purposes.

      Interest rate risk is managed within the context of asset and liability management where the target duration of the investment portfolio is managed to approximate that of the liabilities as determined by actuarial analysis.

      At June 30, 2002, the fair value of the Company’s investment portfolio was $214.5 million, 99.1% of which is invested in debt securities. The remaining 0.9% is invested in preferred stocks. The Company’s market risk to the investment portfolio is interest rate risk associated with debt securities. The Company’s exposure to equity price risk is not significant. The Company’s investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. During the year, the Company continued to increase its allocation to taxable securities to maximize after-tax income and the utilization of the Company’s NOL. For the Company’s investment portfolio, there were no significant changes in the Company’s primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2001. The Company does not anticipate significant changes in the Company’s primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

      A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In the Company’s sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. The term “near term” means a period of up to one year from the date of the consolidated financial statements. In its sensitivity model, the Company uses fair values to measure its potential loss of debt securities assuming an upward parallel shift in interest rates to measure the hypothetical change in fair values. Based upon this sensitivity model, a 100 basis point increase in interest rates produces a

PART I — FINANCIAL INFORMATION — (Continued)

loss in fair value of market sensitive instruments of approximately $8.8 million. This loss in fair value only reflects the impact of interest rate increases on the fair value of the Company’s debt securities. This loss after tax constitutes 4.1% of shareholders’ equity. The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      The information required by this item is included under “Note 6” of the Company’s Form 10-Q for the six months ended June 30, 2002, which is hereby incorporated by reference.

Item 2.	Changes in Securities and Use of Proceeds

      On June 6, 2002, the Company sold 18,500,000 shares of newly issued common stock at $3.10 per share in a public offering. Pursuant to a registration statement on Form S-2 (Reg. No. 333-86548). The registration statement was declared effective by the Securities and Exchange Commission on June 5, 2002. The gross proceeds from the offering were $57.3 million. After deducting underwriting discounts and commissions, the Company received net proceeds from the offering of $53.3 million.

      On June 21, 2002, the underwriters for the public offering exercised their over-allotment option. The underwriters exercised the option to acquire 2,775,000 additional share of the Company’s common stock, resulting in net proceeds of approximately $8.0 million. Total net proceeds of the Company’s public offering were approximately $61.3 million. Including other related expenses of approximately $800,000, overall net proceeds were approximately $60.5 million. The managing underwriter of the offering was Friedman, Billings, Ramsey & Co., Inc., with Ferris, Baker Watts, Inc., and Advest, Inc. also participating.

      The Company utilized $57.5 million of the $60.5 million raised in its public offering to pay down its line of credit by $20.0 million and to contribute $37.5 million to the surplus of its insurance company subsidiaries.

Item 4.     Submission of Matters to a Vote of Security Holders

      On May 1, 2002, the Company held its Annual Meeting of Shareholders (“Annual Meeting”) to consider and act upon the following proposals:

(1) The election of three (3) members of the Board of Directors of the Company;

(2) Ratification of the appointment of the Company’s independent accountants, PricewaterhouseCoopers, LLP;

(3) Vote upon a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 50,000,000; and

(4) Vote upon the adoption of the Meadowbrook Insurance Group, Inc. 2002 Stock Option Plan.

      The following Directors were up for election at the Annual Meeting: (1) Robert H. Naftaly; (2) Robert W. Sturgis; and (3) Bruce E. Thal. The shareholders re-elected the Directors at the Annual Meeting; and therefore, each shall continue in office. The vote tabulation for each Director was as follows: (1) Robert H. Naftaly — 4,594,229 in favor and 782,467 abstained; (2) Robert W. Sturgis — 4,590,229 in favor and 786,467 abstained; and (3) Bruce E. Thal — 4,586,229 in favor and 790,467 abstained. Other directors continuing in office after the meeting were as follows; Robert S. Cubbin, Joseph S. Dresner, Hugh W. Greenberg, Joseph C. Henry, Florine Mark, David K. Page, Merton J. Segal, Irvin F. Swider, Sr., and Herbert Tyner.

      The shareholders ratified the appointment of PricewaterhouseCoopers, LLP by a vote of 5,349,176 in favor, 23,584 against, and 3,936 abstained.

      The shareholders voted to amend the bylaws to increase the authorized common shares of the Company from 30,000,000 to 50,000,000 by a vote of 4,522,487 in favor, 849,773 against, and 4,436 abstained.

      The shareholders approved the adoption of the Meadowbrook Insurance Group, Inc. 2002 Stock Option Plan by a vote of 4,473,848 in favor, 896,960 against, and 5,888 abstained.

PART II — OTHER INFORMATION — (Continued)

Item 6.     Exhibits and Reports on Form 8-K

      (A) The following documents are filed as part of this Report:

Exhibit
No	Description

10.1	Amendment to Employment Agreement between Meadowbrook Insurance Group, Inc. and Merton J. Segal
10.2	Amendment to Employment Agreement between Meadowbrook Insurance Group, Inc. and Robert S. Cubbin
10.3	Amendment to Employment Agreement between Meadowbrook Insurance Group, Inc. and Joseph C. Henry
10.4	Amendment to Employment Agreement between Meadowbrook Insurance Group, Inc. and Michael G. Costello
10.5	Assignment Agreement
11	Statement re computation of per share earnings.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (B) Reports on Form 8-K:

      A report on Form 8-K dated May 16, 2002 was filed in which the earliest event reported was May 9, 2002. This event was reported under Item 5 “Other Events” and Item 7(c), “Exhibits.”

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOWBROOK INSURANCE GROUP, INC.

By: /s/ JOSEPH C. HENRY

Executive Vice President and
Acting Chief Financial Officer

Dated: August 14, 2002

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Amendment to Employment Agreement between Meadowbrook Insurance Group, Inc. and Merton J. Segal
10.2	Amendment to Employment Agreement between Meadowbrook Insurance Group, Inc. and Robert S. Cubbin
10.3	Amendment to Employment Agreement between Meadowbrook Insurance Group, Inc. and Joseph C. Henry
10.4	Amendment to Employment Agreement between Meadowbrook Insurance Group, Inc. and Michael G. Costello
10.5	Assignment Agreement
11	Statement re: computation on per share earnings
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.