Form 10-Q
period 2002-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2002-11-15
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 12, 2002 was 29,629,994.

		Page

PART I — FINANCIAL INFORMATION
Item 1 —	Financial Statements
	Condensed Consolidated Statements of Income (unaudited)	2-3
	Consolidated Statements of Comprehensive Income (unaudited)	4
	Condensed Consolidated Balance Sheets (unaudited)	5
	Condensed Consolidated Statements of Cash Flows (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited) and Management Representation	7-15
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4 —	Controls and Procedures	24
PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings	25
Item 6 —	Exhibits and Reports on Form 8-K	25
Signatures		26
Certification of Quarterly Report		27-28

PART 1 — FINANCIAL INFORMATION

Item 1     Financial Statements

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30,

	2002	2001

	(Unaudited)
	(in thousands,
	except per share data)
Revenues:
Net premium earned	$114,310	$121,490
Net commissions and fees	27,586	31,305
Net investment income	10,380	10,634
Net realized gains (losses) on investments	325	(674)
Gain (loss) on sale of subsidiary	199	(989)

Total revenues	152,800	161,766

Expenses:
Net loss and loss adjustment expenses	79,735	94,970
Salaries and employee benefits	27,978	33,456
Other operating expenses	44,347	40,448
Interest on notes payable	2,706	3,573
Gain on debt reduction	(359)	—

Total expenses	154,407	172,447

Loss before income taxes	(1,607)	(10,681)
Federal income tax benefit	(748)	(3,652)

Net loss	$(859)	$(7,029)

Earnings per share:
Basic	$(0.05)	$(0.83)
Diluted	$(0.05)	$(0.83)
Weighted average number of common shares outstanding:
Basic	17,477,035	8,512,183
Diluted	17,477,035	8,512,183

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Quarter Ended September 30,

	2002	2001

	(Unaudited)
	(in thousands, except
	per share data)
Revenues:
Net premium earned	$31,340	$40,673
Net commissions and fees	8,654	8,560
Net investment income	3,751	3,654
Net realized gains on investments	626	647
Loss on sale of subsidiary	—	(139)

Total revenues	44,371	53,395

Expenses:
Net loss and loss adjustment expenses	24,639	30,357
Salaries and employee benefits	9,130	10,170
Other operating expenses	12,922	11,264
Interest on notes payable	582	1,091

Total expenses	47,273	52,882

(Loss) income before income taxes	(2,902)	513
Federal income tax (benefit) expense	(1,011)	213

Net (loss) income	$(1,891)	$300

Earnings per share:
Basic	$(0.06)	$0.04
Diluted	$(0.06)	$0.04
Weighted average number of common shares outstanding:
Basic	29,785,580	8,512,194
Diluted	29,785,580	8,512,194

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30,

	2002	2001

	(Unaudited)
	(in thousands)
Net loss	$(859)	$(7,029)
Other comprehensive income, net of tax:
Unrealized gains on securities	5,678	5,050
Less: reclassification adjustment for gains included in net income	(264)	(405)

Other comprehensive income, net of tax	5,414	4,645

Comprehensive income (loss)	$4,555	$(2,384)

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarter Ended September 30,

	2002	2001

	(Unaudited)
	(in thousands)
Net (loss) income	$(1,891)	$300
Other comprehensive income, net of tax:
Unrealized gains on securities	5,305	4,417
Less: reclassification adjustment for gains included in net income	(463)	(432)

Other comprehensive income, net of tax	4,842	3,985

Comprehensive income	$2,951	$4,285

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)

	(in thousands,
	except share data)
ASSETS
Invested assets:
Debt securities available for sale, at fair value (cost of $238,892 and $193,020)	$251,836	$197,634
Equity securities available for sale, at fair value (cost of $1,980 and $2,757)	1,870	2,787

Total invested assets	253,706	200,421
Cash and cash equivalents	52,970	33,302
Premiums and agent balances receivable	72,327	78,171
Reinsurance recoverable on paid and unpaid losses	205,529	222,458
Prepaid reinsurance premiums	21,119	37,852
Deferred policy acquisition costs	12,757	13,953
Deferred federal income taxes	20,266	24,506
Intangible assets	28,997	28,997
Other assets	38,472	48,228

Total assets	$706,143	$687,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss adjustment expenses	$387,304	$394,596
Unearned premiums	71,424	94,002
Debt	34,577	54,741
Reinsurance funds held and balances payable	17,091	26,887
Other liabilities	50,488	37,346

Total liabilities	560,884	607,572

Commitments and contingencies (Note 6)
Shareholders’ Equity:
Common stock, $.01 par value; authorized 50,000,000 shares:
29,744,894 and 8,512,194 shares issued and outstanding	297	85
Additional paid-in capital	128,094	67,948
Retained earnings	9,244	10,034
Note receivable from officer	(863)	(824)
Accumulated other comprehensive income	8,487	3,073

Total shareholders’ equity	145,259	80,316

Total liabilities and shareholders’ equity	$706,143	$687,888

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,

	2002	2001

	(Unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$879	$(5,129)

Cash flows (used in) provided by investing activities:
Purchase of debt securities	(123,036)	(105,190)
Purchase of equity securities	—	(450)
Proceeds from sale of debt securities	96,881	72,481
Proceeds from sale of equity securities	900	13,715
Other investing activities	3,342	2,752

Net cash used in investing activities	(21,913)	(16,692)
Cash flows provided by (used in) financing activities:
Proceeds from bank loans	8,702	11,096
Payments on bank loans	(28,506)	(9,904)
Net proceeds from issuance of common stock	60,525	—
Dividends paid on common stock	—	(766)
Other financing activities	(19)	1,483

Net cash provided by financing activities	40,702	1,909

Increase (decrease) in cash and cash equivalents	19,668	(19,912)
Cash and cash equivalents, beginning of period	33,302	56,838

Cash and cash equivalents, end of period	$52,970	$36,926

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

      The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, Ameritrust Insurance Corporation, and American Indemnity Insurance Company, Ltd., which collectively are referred to as the insurance company subsidiaries. The consolidated financial statements also include Meadowbrook, Inc. and its subsidiaries, and Crest Financial Corporation and its subsidiaries.

      These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2001.

      The consolidated financial statements reflect all normal recurring adjustments, which were, in the opinion of management, necessary to present a fair statement of the results for the interim quarters. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results expected for the full year.

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

      Upon implementation of SFAS No. 142 in 2002, the Company is no longer amortizing goodwill. Goodwill amortization for the nine months and quarter ended September 30, 2001, was approximately $1.9 million and $445,000, respectively. In accordance with the transition provisions, the Company completed the first step of the transitional goodwill impairment test. The Company evaluated goodwill for impairment during the second quarter of 2002. This evaluation involved the use of a fair value approach to each reporting unit. Based on this evaluation, management determined there is no impairment to goodwill.

      The following table provides net (loss) income and related per share amounts as of September 30, 2002 and 2001, as reported and adjusted as if the Company had eliminated the amortization of goodwill effective January 1, 2001 (in thousands, except share data):

	For the
	Nine Months Ended
	September 30,

	2002	2001

Net loss, as reported	$(859)	$(7,029)
Amortization expense	—	1,890
Tax effect of amortization expense	—	(713)

Net loss, as adjusted	$(859)	$(5,852)

Earnings per share, as adjusted
Basic	$(0.05)	$(0.69)
Diluted	$(0.05)	$(0.69)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the
	Quarter Ended
	September 30,

	2002	2001

Net (loss) income, as reported	$(1,891)	$300
Amortization expense	—	445
Tax effect of amortization expense	—	(105)

Net (loss) income, as adjusted	$(1,891)	$640

Earnings per share, as adjusted
Basic	$(0.06)	$0.08
Diluted	$(0.06)	$0.08

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

Note 3 — Reinsurance

      The insurance company subsidiaries cede insurance to other insurers under pro-rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its exposure to large losses or from hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, the insurance company subsidiaries would be liable for such defaulted amounts. Therefore, the Company is subject to a credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other insurers and reinsurers, both domestic and foreign, under pro-rata and excess-of-loss contracts.

      At September 30, 2002, the Company had reinsurance recoverables for paid and unpaid losses of $205.5 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through Funds Withheld Trusts or Letters of Credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A++” A.M. Best rating and accounts for 26.9% of the total recoverable for paid and unpaid losses.

      The Company’s insurance subsidiaries maintain an excess-of-loss reinsurance program designed to protect against large or unusual loss and loss adjustment expense activity. The Company determines the appropriate amount of reinsurance based on the Company’s evaluation of the risks accepted and analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance.

      Effective April 1, 2002, under the workers’ compensation reinsurance treaty, the Company reinsures each loss in excess of $300,000. The treaty covers losses in excess of $300,000 up to $20.0 million. In addition, the Company purchases coverage in excess of $20.0 million up to $50.0 million to protect itself in the event of a catastrophe.

      Under the liability reinsurance treaty, the reinsurers are responsible for 100% of the amount of each loss in excess of $250,000 up to $2.0 million per occurrence. Additionally, the Company has a $3.0 million in excess of $2.0 million clash coverage, which protects against the following: the combination of indemnity loss and loss adjustment expense exceeding $2.0 million: two or more policies, or insureds responding to the same

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss; and extra contractual obligations incurred in excess of policy limits. Facultative reinsurance, which is an agreement between an insurer and a reinsurer involving a specific risk, is purchased for individual risks with limits above $2.0 million to cover 100% of the occurrence excess amount.

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

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through Funds Withheld Trusts or Letters of Credit. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners. On an ongoing basis, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. As of September 30, 2002, management believes this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in ultimately collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations.

Note 4 — Shareholders’ Equity and Debt

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

      Also in 2002, the Company issued 825,000 stock options at an exercise price of $3.507 to certain members of the executive management team. The Company measures compensation expense under APB No. 25 and has adopted the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation”.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. As of September 30, 2002, the Company repurchased and retired 42,300 shares of common stock for a total cost of approximately $114,000. As of November 12, 2002, the Company repurchased and retired 157,200 shares of common stock for a total cost of approximately $373,000.

      As a result of the Company’s public offering, shareholders’ equity increased to $145.3 million, or a book value of $4.88 per common share, at September 30, 2002 compared to $80.3 million, or a book value of $9.44 per common share, at December 31, 2001.

     Term Loan and Revolving Line of Credit

      On September 25, 2002, the Company successfully executed a revised credit agreement with its existing bank. The revised agreement includes a $20.0 million term loan and a revolving line of credit for up to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8.0 million. The term loan calls for quarterly amortization of the principal beginning on October 1, 2002 until July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.2 million on October 1, 2002 and January 1, 2003; $1.0 million on April 1, 2003 and July 1, 2003; $1.5 million on October 1, 2003; and $1.2 million for the remaining quarterly amortization payments in 2004, 2005 and 2006, with a final payment of $1.5 million on July 1, 2006. No additional advances are available under the term loan. The revolving line of credit will expire on July 1, 2004, and is thereafter renewable on an annual basis. As of September 30, 2002, the Company has an outstanding balance of $20.0 million and $6.6 million on the term loan and revolving line of credit, respectively.

      Pursuant to the term loan agreement, the Company made a principal payment of $1.2 million on October 1, 2002. Subsequently, the Company made additional principal payments in the aggregate of $6.3 million to the revolving line of credit.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. The fixed charge coverage ratio as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. The effective interest rate at September 30, 2002, was 4.78%.

      In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line of credit. At September 30, 2002, $4.5 million was outstanding under this line. The Company also has an outstanding subordinated promissory note payable in the amount of $3.5 million, due June 30, 2003.

      As of September 30, 2002, the Company was in compliance with all debt covenants.

Note 5 — Regulatory Matters and Rating Agencies

      A significant portion of the Company’s consolidated assets represent assets of the Company’s insurance subsidiaries that at this time cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its insurance subsidiaries is dictated by Michigan insurance regulatory guidelines, which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star Insurance Company (“Star”) is the parent insurance company, its maximum dividend calculation represents the combined insurance companies’ surplus. Based upon the 2001 statutory financial statements, Star may not pay any dividends to the Company during 2002 without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”).

      During the second quarter of 2002, OFIS approved a plan by which the Company could request future dividends representing twenty-five percent of Star’s most current annual statutory earnings, without regard to Star’s current earned surplus position. Star’s earned surplus position at September 30, 2002, and December 31, 2001 was negative $27.5 million and negative $29.1 million, respectively. No statutory dividends were paid by or requested from Star in 2002 and 2001.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios) which are evaluated by regulators and rating agencies. The Company performs three gross written premium leverage ratio valuations: (1) gross written premium to surplus, (2) gross written premium to surplus, excluding fronted business, and (3) gross written premium to surplus, excluding fronted business and including a quota share surplus relief treaty, which has been cancelled in 2002. The Company’s target for gross and net written

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. As previously indicated, the Company contributed $37.5 million to its insurance company subsidiaries surplus during the second quarter of 2002. As of September 30, 2002, on a consolidated basis, gross and net premium leverage ratios were 2.2 to 1.0 and 1.6 to 1.0, respectively.

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

      At December 31, 2001, all of the Company’s insurance subsidiaries were in compliance with RBC requirements, with the exception of Star. Star reported statutory surplus of $51.6 million at December 31, 2001, compared to the threshold requiring the minimum regulatory involvement of $59.5 million in 2001. As a result, on April 12, 2002 the Company submitted a RBC Plan to OFIS outlining how it intended to achieve compliance. On April 29, 2002, OFIS approved the Plan. As of September 30, 2002, Star’s statutory surplus increased $39.1 million to $90.7 million. This increase reflects the contributed surplus of $37.5 million. As previously indicated, the Company is below the statutory gross and net leverage ratios. RBC levels are only measured as of year end. With the $37.5 million contributed statutory surplus and the reduction of premium writings, the Company anticipates that it will be in compliance with the required RBC level at the next measurement date of December 31, 2002.

      On June 26, 2002, A.M. Best upgraded Star and its insurance company subsidiaries financial strength rating to a “B+” (Very Good) with a positive outlook. The upgrade reflects A.M. Best’s positive assessment of the Company’s improved financial condition as a result of the issuance of new common shares and its debt reduction. However, there can be no assurance that A.M. Best will not change its rating of the Company’s insurance company subsidiaries in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table sets forth the segment results (in thousands):

	For the Nine Months
	Ended
	September 30,

	2002	2001

Revenues:
Net earned premiums	$114,310	$121,490
Management fees	17,238	19,561
Investment income	10,341	10,595
Net realized gain (loss) on investments	325	(674)

Specialty risk management segment	142,214	150,972
Agency operations	10,727	12,207
Reconciling items	39	39
Gain (loss) on sale of subsidiary	199	(989)
Intersegment revenue	(379)	(463)

Consolidated revenue	$152,800	$161,766

Pre-tax loss:
Specialty risk management	$(3,642)	(8,446)
Agency operations *	4,663	3,998
Reconciling items	(2,827)	(5,244)
Gain (loss) on sale of subsidiary	199	(989)

Consolidated pre-tax loss	$(1,607)	$(10,681)

*	Excluding the allocation of corporate overhead.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Quarters
	Ended
	September 30,

	2002	2001

Revenues:
Net earned premiums	$31,340	$40,673
Management fees	5,587	5,623
Investment income	3,738	3,641
Net realized gain on investments	626	647

Specialty risk management segment	41,291	50,584
Agency operations	3,113	3,047
Reconciling items	13	13
Loss on sale of subsidiary	—	(139)
Intersegment revenue	(46)	(110)

Consolidated revenue	$44,371	$53,395

Pre-tax (loss) income:
Specialty risk management	$(3,425)	$3,874
Agency operations *	1,275	1,061
Reconciling items	(752)	(4,283)
Loss on sale of subsidiary	—	(139)

Consolidated pre-tax (loss) income	$(2,902)	$513

*	Excluding the allocation of corporate overhead.

      The reconciling item included in the revenue relates to interest income in the holding company. The following table sets forth the pre-tax income (loss) reconciling items (in thousands):

	For the Nine Months
	Ended
	September 30,

	2002	2001

Holding company expenses	$(480)	$219
Gain on debt reduction	359	—
Amortization	—	(1,890)
Interest expense	(2,706)	(3,573)

	$(2,827)	$(5,244)

	For the Quarters
	Ended
	September 30,

	2002	2001

Holding company expenses	$(170)	$(2,747)
Amortization	—	(445)
Interest expense	(582)	(1,091)

	$(752)	$(4,283)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of the Company’s management, including, but not limited to, those statements that use the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectibility of reinsurance; increased rate pressure on premiums; obtainment of certain rate increases in current market conditions; investment rate of return; changes in and adherence to insurance regulation; actions taken by regulators, rating agencies or lenders; obtainment of certain processing efficiencies; changing rates of inflation; general economic conditions and other risks identified in the Company’s reports and registration statements filed with the Securities and Exchange Commission. The Company is not under any obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods ended September 30, 2002 and 2001

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

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

Overview

      Net loss for the nine months ended September 30, 2002 was ($859,000), or ($0.05) per share, compared to net loss of ($7.0 million), or ($0.83) per share, for the nine months ended September 30, 2001. Revenues for the nine months ended September 30, 2002 decreased $9.0 million, or 5.5%, to $152.8 million from $161.8 million for the comparable period in 2001.

Specialty Risk Management Operations

      The following table sets forth the revenues and results from specialty risk management operations (in thousands):

	For the
	Nine Months Ended
	September 30,

	2002	2001

Revenues:
Net earned premiums	$114,310	$121,490
Management fees	17,238	19,561
Investment income	10,341	10,595
Net realized gains (losses) on investments	325	(674)

Total revenue	$142,214	$150,972

Pre-tax loss	$(3,642)	$(8,446)

      Revenues from specialty risk management operations decreased $8.8 million, or 5.8%, to $142.2 million for the nine months ended September 30, 2002 from $151.0 million for the comparable period in 2001. This decrease reflects a $7.2 million, or 5.9%, decrease in net earned premiums to $114.3 million in the nine months ended September 30, 2002 from $121.5 million in the comparable period in 2001. This decrease is the result of a reduction in earned premium of $13.8 million related to previously discontinued programs and a decrease of $26.6 million related to programs terminated for leverage ratio purposes. Offsetting this decrease is a $25.8 million reduction in net ceded earned premium associated with the cancellation in 2002 of the surplus relief treaty relating to several workers’ compensation programs and growth in existing programs of $7.4 million, primarily due to rate increases.

      Management fees decreased $2.3 million, or 11.8%, to $17.2 million from $19.5 million. This decrease is the result of a one-time $1.6 million profit sharing fee recognized in the nine months ended September 30,

2001. This decrease is also the result of a $1.3 million decrease in fees for a specific account for which the client moved the services in-house. Offsetting this decrease was net growth in existing programs of $512,000.

      Net investment income decreased $254,000 or 2.4%, to $10.3 million for the nine months ended September 30, 2002, compared to $10.6 million for the comparable period in 2001. This decrease reflects a decrease in pre-tax yields to 5.2% in 2002 from 5.8% in 2001.

      Net realized gains on investments were $325,000 for the nine months ended September 30, 2002, compared to a ($674,000) loss for the comparable period in 2001. The realized losses in the nine months ended September 30, 2001, were primarily the result of impairment charges of $870,000 and $414,000, related to a Connecticut Surety Company (“CSC”) Subordinated Surplus Note and captive investments, respectively. As of September 30, 2002, there is approximately $13.5 million and $627,000 remaining in the investment portfolio in gross unrealized gains and gross unrealized losses, respectively. As of December 31, 2001, there was approximately $5.4 million and $711,000 in gross unrealized gains and gross unrealized losses, respectively.

      Specialty risk management operations generated a pre-tax loss of ($3.6) million for the nine months ended September 30, 2002 compared to a pre-tax loss of ($8.4) million for the comparable period in 2001. The Company’s loss and loss adjustment expense ratio improved by 9.1 points to 73.8% for the nine months ended September 30, 2002, from 82.9% for the same period in 2001. Results for the nine months ended September 30, 2002, were impacted by a third quarter $6.5 million pre-tax charge to strengthen reserves and related expenses, primarily related to discontinued programs. This is a result of a change in the selected loss development factors applied to discontinued business based upon an actuarial judgement that actual incurred losses are exceeding prior expectations which were established at December 31, 2001 and in the two interim quarters of 2002. This change represents approximately a 3.1% increase in overall loss reserves. This increase in incurred losses reflect a higher level of reported and paid claims, as well as an increase in underlying case reserves on discontinued business. Management believes the increase in incurred losses is the result of recent changes in claims management on discontinued programs that include claim audits, centralization of claims handling, and aggressively closing claim files. These actions caused changes in payment and development patterns, which no longer follow the Company’s or industry development patterns. The traditional actuarial methods may be causing these actions to be viewed as an indication of a need for higher expected ultimate loss selections rather than stronger underlying case reserves. Management believes that reserves are adequate, these reserves are based on assumptions about past and future events. However, there can be no assurance that changes in claims settlements, legislative activity, or changes in inflation and economic conditions may cause the need to adjust these reserves. The accident year loss and loss adjustment expense ratio is 67.5%. The improvement in the loss ratio in 2002 from 2001 reflects the $13.8 million reduction in earned premium associated with unprofitable discontinued business. This improvement also reflects the elimination of the surplus relief treaty and the impact of rate increases. The Company’s expense ratio was 36.6% for the nine months ended September 30, 2002, compared to 35.6% in the comparable period in 2001. Due to the run-off of discontinued and terminated programs, gross premium is declining and, as a result, fixed costs as a percentage of revenue temporarily increase the expense ratio, pending growth in gross written premium.

     Agency Operations

      The following table sets forth the revenues and results from agency operations (in thousands):

	For the
	Nine Months Ended
	September 30,

	2002	2001

Net commission	$10,727	$12,207
Pre-tax income*	$4,663	$3,998

*	Excluding the allocation of corporate overhead

      Revenue from agency operations, which consists primarily of agency commission revenue, decreased $1.5 million, or 12.1%, to $10.7 million for the nine months ended September 30, 2002 from $12.2 million for the comparable period in 2001. This decrease reflects the sale of a Florida-based agency effective July 1, 2001. Excluding revenues related to this agency for the nine months ended September 30, 2001, revenues for the agency operations would have increased 5.1%.

      Agency operations generated pre-tax income of $4.7 million for the nine months ended September 30, 2002, compared to $4.0 million for the comparable period in 2001. The improvement in the pre-tax margin is the result of rate increases, overall expense reductions, and a $989,000 impairment recorded in 2001, in conjunction with the sale of the Florida-based agency.

Other Items

     Interest Expense

      Interest expense for the nine months ended September 30, 2002 decreased $867,000, or 24.3%, to $2.7 million, from $3.6 million for the comparable period in 2001. Interest expense is primarily attributable to the Company’s term loan and revolving line of credit. This decrease reflects both the reduction in the average outstanding balance and a reduction in interest rates. On September 25, 2002, the Company entered into a new agreement with more favorable interest terms than the previous agreement. The Company anticipates a further reduction in interest expense as a result of principal payments, as well as the revised interest costs associated with the new agreement. The applicable margin in the new agreement, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. The effective interest rate at September 30, 2002, was 4.78%.

     Taxes

      Federal income tax benefit for the nine months ended September 30, 2002 was $748,000, or 46.6% of loss before taxes. For the same nine months last year, the Company reflected a federal income tax benefit of $3.7 million, or 34.2% of loss before taxes. The Company’s effective tax rate differs from the 34% statutory rate primarily due to tax-exempt investment income. Changes in the effective rate over prior periods are related to changes in the proportion of tax-exempt investment income to total underwriting results and lower amortization of goodwill resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”.

Results of Operations for the Quarters Ended September 30, 2002 and 2001

     Overview

      Net loss for the quarter ended September 30, 2002 was ($1.9) million, or ($0.06) per share, compared to net income of $300,000, or $0.04 per share, for the quarter ended September 30, 2001. Revenues for the quarter ended September 30, 2002 decreased $9.0 million, or 16.9%, to $44.4 million from $53.4 million for the comparable period in 2001.

     Specialty Risk Management Operations

      The following table sets forth the revenues and results from specialty risk management operations (in thousands):

	For the
	Quarters Ended
	September 30,

	2002	2001

Revenues:
Net earned premiums	$31,340	$40,673
Management fees	5,587	5,623
Investment income	3,738	3,641
Net realized gains on investments	626	647

Total revenue	$41,291	$50,584

Pre-tax (loss) income	$(3,425)	$3,874

      Revenues from specialty risk management operations decreased $9.3 million, or 18.4%, to $41.3 million for the quarter ended September 30, 2002, from $50.6 million for the comparable period in 2001. This decrease reflects a $9.3 million, or 22.9%, decrease in net earned premiums to $31.3 million in the quarter ended September 30, 2002 from $40.6 million in the comparable period in 2001. This decrease is the result of a reduction in earned premium of $4.8 million related to previously discontinued programs, a decrease of $12.4 million related to programs terminated for leverage ratio purposes, and a reduction in earned premium of approximately $800,000 in existing programs due to leverage purposes. Offsetting this decrease is a $8.7 million reduction in net ceded earned premium associated with the cancellation in 2002 of a surplus relief treaty relating to several workers’ compensation programs. Management fees remained relatively flat for the quarter ended September 30, 2002, compared to the same period in 2001.

      Net investment income was $3.7 million for the quarter ended September 30, 2002, compared to $3.6 million for the comparable period in 2001. Net realized gains on investments were $626,000 for the quarter ended September 30, 2002, compared to $647,000 for the comparable period in 2001.

      Specialty risk management operations generated a pre-tax loss of ($3.4) million for the quarter ended September 30, 2002, compared to pre-tax income of $3.9 million for the comparable period in 2001. The Company’s loss and loss adjustment expense ratio increased by 5.2 points to 83.3% for the quarter ended September 30, 2002 from 78.1% for the same period in 2001. Results for the quarter ended September 30, 2002 were impacted by a $4.3 million after-tax charge to strengthen reserves and related expenses, primarily related to discontinued programs. This is a result of a change in the selected loss development factors applied to discontinued business based upon an actuarial judgement that actual incurred losses are exceeding prior expectations which were established at December 31, 2001 and in the two interim quarters of 2002. This change represents approximately a 3.1% increase in overall loss reserves. This increase in incurred losses reflect a higher level of reported and paid claims, as well as an increase in underlying case reserves on discontinued business. Management believes the increase in incurred losses is the result of recent changes in claims management on discontinued programs that include claim audits, centralization of claims handling, and aggressively closing claim files. These actions caused changes in payment and development patterns, which no longer follow the Company’s or industry development patterns. The traditional actuarial methods may be causing these actions to be viewed as an indication of a need for higher expected ultimate loss selections rather than stronger underlying case reserves. Management believes that reserves are adequate, these reserves are based on assumptions about past and future events. However, there can be no assurance that changes in claims settlements, legislative activity, or changes in inflation and economic conditions may cause the need to adjust these reserves. The Company’s expense ratio was 36.2% compared to 35.6% in the comparable period in 2001. Due to the run-off of discontinued and terminated programs, gross premium is declining and, as a result, fixed costs as a percentage of revenue temporarily increase the expense ratio, pending growth in gross written premium.

     Agency Operations

      The following table sets forth the revenues and results from agency operations (in thousands):

	For the Quarters Ended
	September 30,

	2002	2001

Net commission	$3,113	$3,047
Pre-tax income*	$1,275	$1,061

*	Excluding the allocation of corporate overhead

      Revenue from agency operations, which consists primarily of agency commission revenue, increased $66,000, or 2.2%, to $3.1 million for the quarter ended September 30, 2002 from $3.0 million for the comparable period in 2001.

      Agency operations generated pre-tax income of $1.3 million for the quarter ended September 30, 2002, compared to $1.1 million for the comparable period in 2001. The improvement in the pre-tax margin is the result of rate increases and overall expense reductions.

Other Items

     Interest Expense

      Interest expense for the quarter ended September 30, 2002 decreased $509,000, or 46.7%, to $582,000 from $1.1 million for the comparable period in 2001. Interest expense is primarily attributable to the Company’s term loan and revolving line of credit. This decrease reflects both the reduction in the average outstanding balance and a reduction in interest rates. The average outstanding balance during the third quarter of 2002 was $27.0 million compared to $47.5 million in the comparable period in 2001. On September 25, 2002, the Company entered into a new agreement with more favorable interest terms than the previous agreement. The Company anticipates a further reduction in interest expense as a result of principal payments, as well as the revised interest costs associated with the new agreement. The applicable margin in the new agreement, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. The effective interest rate at September 30, 2002, was 4.78%.

Taxes

      Federal income tax benefit for the quarter ended September 30, 2002 was $1.0 million, or 34.8% of loss before taxes. For the same quarter last year, the Company reflected a federal income tax expense of $213,000, or 41.5% of income before taxes. The Company’s effective tax rate differs from the 34% statutory rate primarily due to tax-exempt investment income. Changes in the effective rate over prior periods are related to changes in the proportion of tax-exempt investment income to total underwriting results and lower amortization of goodwill resulting from the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”.

Liquidity and Capital Resources

      The principal sources of funds for the Company and its subsidiaries are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. The Company generates operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and the non-regulated subsidiaries. Earnings before interest, taxes, depreciation and amortization from non-regulated subsidiaries were approximately $7.7 million and $10.1 million for the nine months ended September 30, 2002 and 2001, respectively. These earnings were available for debt service.

      Cash flow provided by operations for the nine months ended September 30, 2002 was $879,000, compared to cash flow used in operations of $5.1 million for the comparable period in 2001. The increase in cash flow from operations primarily reflects an increase in earnings, the acceleration of collections on reinsurance recoverables, the one-time cash receipt of $8.2 million associated with the cancellation of the surplus relief treaty, and increased collections on premium and agent receivable balances.

      On June 6, 2002, the Company sold 18,500,000 shares of newly issued common stock at $3.10 per share in a public offering. On June 21, 2002, the underwriters exercised their over-allotment option to acquire 2,775,000 of additional shares of the Company’s common stock. After deducting underwriting discounts, commissions, and expenses, the Company received net proceeds from the offering of $60.5 million. The Company contributed $37.5 million of the proceeds to its insurance company subsidiaries, $20.0 million was used to reduce the outstanding balance on the Company’s line of credit, and the remaining balance will be used for general corporate purposes.

      In conjunction with the offering, the Company issued warrants entitling the holders to purchase an aggregate of 300,000 shares of common stock at $3.10 per share. The warrants may be exercised at any time from June 6, 2003 through June 6, 2005, at which time any warrants not exercised will become void.

      Also in 2002, the Company issued 825,000 stock options at an exercise price of $3.507 to certain members of the executive management team. The Company measures compensation expense under APB No. 25 and has adopted the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation”.

      On September 25, 2002, the Company successfully executed a revised credit agreement with its existing bank. The revised agreement includes a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The term loan calls for quarterly amortization of the principal beginning on October 1, 2002 until July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.2 million on October 1, 2002 and January 1, 2003; $1.0 million on April 1, 2003 and July 1, 2003; $1.5 million on October 1, 2003; and $1.2 million for the remaining quarterly amortization payments in 2004, 2005 and 2006, with a final payment of $1.5 million on July 1, 2006. No additional advances are available under the term loan. The revolving line of credit will expire on July 1, 2004, and is thereafter renewable on an annual basis. As of September 30, 2002, the Company has an outstanding balance of $20.0 million and $6.6 million on the term loan and revolving line of credit, respectively.

      Pursuant to the term loan agreement, the Company made a principal payment of $1.2 million on October 1, 2002. Subsequently, the Company made additional principal payments in the aggregate of $6.3 million to the revolving line of credit.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. The effective interest rate at September 30, 2002, was 4.78%.

      In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line. At September 30, 2002, $4.5 million was outstanding under this line. The Company also has an outstanding subordinated promissory note payable in the amount of $3.5 million, due June 30, 2003.

      As of September 30, 2002, the Company was in compliance with all debt covenants.

      As a result of the Company’s public offering, shareholders’ equity increased to $145.3 million, or a book value of $4.88 per common share, at September 30, 2002 compared to $80.3 million, or a book value of $9.44 per common share, at December 31, 2001.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. As of September 30, 2002, the Company repurchased and retired 42,300 shares of common stock for a total cost of approximately $114,000. As of November 12, 2002, the Company repurchased and retired 157,200 shares of common stock for a total cost of approximately $373,000.

      A significant portion of the Company’s consolidated assets represent assets of the Company’s insurance subsidiaries that at this time cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its insurance subsidiaries is dictated by Michigan insurance regulatory guidelines, which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star Insurance Company (“Star”) is the parent insurance company, its maximum dividend calculation represents the combined insurance companies’ surplus. Based upon the 2001 statutory financial statements, Star may not pay any dividends to the Company during 2002 without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”).

      During the second quarter of 2002, OFIS approved a plan by which the Company could request future dividends representing twenty-five percent of Star’s most current annual statutory earnings, without regard to Star’s current earned surplus position. Star’s earned surplus position at September 30, 2002, and December 31, 2001 was negative $27.5 million and negative $29.1 million, respectively. No statutory dividends were paid by or requested from Star in 2002 and 2001.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios) which are evaluated by regulators and rating agencies. The Company performs three gross written premium leverage ratio valuations: (1) gross written premium to surplus, (2) gross written premium to surplus, excluding fronted business, and (3) gross written premium to surplus, excluding fronted business and including a quota share surplus relief treaty, which has been cancelled in 2002. The Company’s target for gross and net written premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. As previously indicated, the Company contributed $37.5 million to its insurance company subsidiaries surplus during the second quarter of 2002. As of September 30, 2002, on a consolidated basis, gross and net premium leverage ratios were 2.2 to 1.0 and 1.6 to 1.0, respectively.

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

      At December 31, 2001, all of the Company’s insurance subsidiaries were in compliance with RBC requirements, with the exception of Star. Star reported statutory surplus of $51.6 million at December 31, 2001, compared to the threshold requiring the minimum regulatory involvement of $59.5 million in 2001. As a result, on April 12, 2002 the Company submitted a RBC Plan to OFIS outlining how it intended to achieve compliance. On April 29, 2002, OFIS approved the Plan. As of September 30, 2002, Star’s statutory surplus increased $39.1 million to $90.7 million. This increase reflects the contributed surplus of $37.5 million. As of September 30, 2002, on a consolidated basis, gross and net premium leverage ratios were 2.2 to 1.0 and 1.6 to 1.0, respectively, which were below the statutory gross and net leverage ratios. RBC levels are only measured as of year end. With the $37.5 million contributed statutory surplus and the reduction of premium writings, the Company anticipates that it will be in compliance with the required RBC level at the next measurement date of December 31, 2002.

      On June 26, 2002, A.M. Best upgraded Star and its insurance company subsidiaries financial strength rating to a “B+” (Very Good) with a positive outlook. The upgrade reflects A.M. Best’s positive assessment of the Company’s improved financial condition as a result of the issuance of new common shares and its debt reduction. However, there can be no assurance that A.M. Best will not change its rating of the Company’s insurance company subsidiaries in the future.

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

      Upon implementation of SFAS No. 142 in 2002, the Company is no longer amortizing goodwill. Goodwill amortization for the nine months and quarter ended September 30, 2001, was approximately $1.9 million and $445,000, respectively. In accordance with the transition provisions, the Company completed the first step of the transitional goodwill impairment test. The Company evaluated goodwill for impairment during the second quarter of 2002. This evaluation involved the use of a fair value approach to each reporting unit. Based on this evaluation, management determined there is no impairment to goodwill.

      The following table provides net (loss) income and related per share amounts as of September 30, 2002 and 2001, as reported and adjusted as if the Company had eliminated the amortization of goodwill effective January 1, 2001 (in thousands, except share data):

	For the
	Nine Months Ended
	September 30,

	2002	2001

Net loss, as reported	$(859)	$(7,029)
Amortization expense	—	1,890
Tax effect of amortization expense	—	(713)

Net loss, as adjusted	$(859)	$(5,852)

Earnings per share, as adjusted
Basic	$(0.05)	$(0.69)
Diluted	$(0.05)	$(0.69)

	For the
	Quarter Ended
	September 30,

	2002	2001

Net (loss) income, as reported	$(1,891)	$300
Amortization expense	—	445
Tax effect of amortization expense	—	(105)

Net (loss) income, as adjusted	$(1,891)	$640

Earnings per share, as adjusted
Basic	$(0.06)	$0.08
Diluted	$(0.06)	$0.08

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rate risk, credit risk, and market valuation risk. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of the Company’s primary risk exposures and how those exposures are currently managed as of September 30, 2002. The Company’s market risk sensitive instruments are primarily related to debt securities and equity securities, which are available for sale and not held for trading purposes.

      Interest rate risk is managed within the context of asset and liability management where the target duration of the investment portfolio is managed to approximate that of the liabilities as determined by actuarial analysis.

      At September 30, 2002, the fair value of the Company’s investment portfolio was $253.7 million, 99.3% of which is invested in debt securities. The remaining 0.7% is invested in preferred stocks. The Company’s market risk to the investment portfolio is interest rate risk associated with debt securities. The Company’s exposure to equity price risk is not significant. The Company’s investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. During the year, the Company continued to increase its allocation to taxable securities to maximize after-tax income and utilization of the Company’s net operating losses. For the Company’s investment portfolio, there were no significant changes in the Company’s primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2001. The Company does not anticipate significant changes in the Company’s primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

      A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In the Company’s sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. The term “near term” means a period of up to one year from the date of the consolidated financial statements. In its sensitivity model, the Company uses fair values to measure its potential loss of debt securities assuming an upward parallel shift in interest rates to measure the hypothetical change in fair values. Based upon this sensitivity model, a 100 basis point increase in interest rates produces a loss in fair value of market sensitive instruments of approximately $9.2 million. This loss in fair value only reflects the impact of interest rate increases on the fair value of the Company’s debt securities. This loss after tax constitutes 4.2% of shareholders’ equity. The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Item 4.	Controls and Procedures

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information relating to the Company (including its consolidated subsidiaries) required to be included in this quarterly report has been made known in a timely manner. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation by the Company’s Chief Executive Officer and Acting Chief Financial Officer.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The information required by this item is included under “Note 6” of the Company’s Form 10-Q for the nine months ended September 30, 2002, which is hereby incorporated by reference.

Item 6.	Exhibits and Reports on Form 8-K

      (A) The following documents are filed as part of this Report:

Exhibit
No.	Description

11	Statement re: computation of per share earnings.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (B) Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K on September 20, 2002 enclosing its press release announcing the authorization of a stock repurchase plan. This event was reported under Item 5 “Other Events” and Item 7(c), “Exhibits.”

      The Company filed a Current Report on Form 8-K on October 1, 2002 in connection with the announcement of its successful renegotiation of its credit facility. This event was reported under Item 5 “Other Events” and Item 7(c), “Exhibits.”

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOWBROOK INSURANCE GROUP, INC.

BY:	/s/ JOSEPH C. HENRY

Joseph C. Henry
Executive Vice President and
Acting Chief Financial Officer

Dated: November 13, 2002

Form of Certification for Quarterly Reports on Form 10-Q

I, Robert S. Cubbin, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Meadowbrook Insurance Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT S. CUBBIN

Robert S. Cubbin
Chief Executive Officer

Date: November 13, 2002

Form of Certification for Quarterly Reports on Form 10-Q

I, Joseph C. Henry, Executive Vice President and Acting Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Meadowbrook Insurance Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH C. HENRY

Joseph C. Henry
Executive Vice President and
Acting Chief Financial Officer

Date: November 13, 2002

EXHIBIT INDEX

Exhibit
No.	Description

11	Statement re: computation on per share earnings
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.