Form 10-K
period 2002-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2003-03-31
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting stock (common stock, $.01 par value) held by nonaffiliates of the registrant was $84,300,226 on June 28, 2002, the last business day of the Registrant’s most recently completed second quarter, based on the closing sales price of the Common Stock on such date.

      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on March 20, 2003 was 29,404,194.

Documents Incorporated by Reference

      Certain portions of the Registrant’s Proxy Statement for the Annual Meeting scheduled for May 19, 2003 are incorporated by reference into Part III of this report and certain portions of the 2002 Annual Report to Shareholders are incorporated herein by reference into Part II of this report.

PART I
CAPTIVE RISK-SHARING STRUCTURE
PART II
Selected Consolidated Financial Data
MANAGEMENT’S DISCUSSION AND ANALYSIS
PART III
PART IV
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EX-10.21 Management Services Agreement
EX-10.22 Management Services Agreement
EX-10.23 Agency Agreement
EX-21 List of Subsidiaries
EX-23 Consent of Independent Accountants
EX-24 Power of Attorney
EX-99.2 Certification of Chief Executive Officer
EX-99.3 Certification of Chief Financial Officer

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

      Meadowbrook acquired Association Self Insurance Services, Inc. (“ASI”) of Montgomery, Alabama in November 1996. ASI is a full service risk-management operation focused on insurance pools and trust funds whose services include claims, loss control, managed care, and policy issuance. ASI’s operations were consolidated with Meadowbrook’s existing operations in Montgomery, Alabama.

      On July 1, 1997, the Company acquired Crest Financial Corporation (“Crest”), a California-based holding company, which formerly owned Williamsburg National Insurance Company (“Williamsburg”), an insurance carrier, and Crest Financial Services, a risk management services company. Crest provides risk management services primarily to the trucking industry within California. Effective December 31, 1999, the Company reorganized its holding structure, which resulted in Crest contributing Williamsburg to Star.

      On April 30, 1998, the Company acquired the business of Villari & Associates, Inc. and operated the agency as Meadowbrook-Villari Agency. The Meadowbrook-Villari Agency, a Florida-based insurance agency, offered professional liability products and programs, group health and disability, and property and casualty products. Effective July 1, 2001, the Company sold the business of Meadowbrook-Villari Agency. The Company recorded a loss of $1.1 million in conjunction with the sale.

      On July 31, 1998, the Company acquired Florida Preferred Administrators, Inc. (“Florida Preferred”), a third party administrator, and Star acquired Southeastern Holding Corporation, the holding company for an insurance carrier Ameritrust Insurance Corporation (“Ameritrust”), both of which are located in Sarasota, Florida. Southeastern Holding Corporation was dissolved in December 2002 and Ameritrust became a wholly-owned subsidiary of Star. Florida Preferred provides a broad range of risk management services to purchasers of workers’ compensation insurance from Ameritrust.

      On August 6, 1999, the Company acquired the assets of TPA Associates, Inc., all the outstanding stock of TPA Insurance Agency, Inc., and Preferred Insurance Agency, Inc. and approximately 94% of the outstanding stock of Preferred Insurance Company, Ltd. (“PICL”) (collectively, “TPA”). TPA is a program-oriented risk management company that provides risk management services to self-insured clients, creates and manages alternative risk management programs, and performs underwriting, policy issuance and loss control services. In January 2002, the Company purchased the remaining 6% minority interest of PICL for a cost of $288,000.

      Effective January 31, 2002, the Company sold the business of Meadowbrook International, Ltd. This sale resulted in a reduction of annualized reinsurance brokerage commission of approximately $450,000, which did not have a material impact on the Company’s overall results of operations. The Company recorded a gain of approximately $199,000 in conjunction with the sale.

      At December 31, 2002, Meadowbrook and its subsidiaries employed approximately 588 associates to service the Company’s clients and provide management services to the Insurance Operations as defined below.

MEADOWBROOK INSURANCE GROUP, INC.

Overview

      Since 1976, the Company has specialized in providing alternative risk management solutions for its clients. By forming risk-sharing partnerships, the Company aligns its financial objectives with its clients. By having their capital at risk, the Company’s clients help to avoid adverse selection and share in the underwriting profits and investment income from their risk management plan. According to recent sources, the alternative market will account for approximately 50% of the U.S. commercial property/casualty marketplace by 2003, up from 45% in 2002. The current state of the market presents the Company with many opportunities. Higher rates and less capacity are contributing to an environment in which policyholders are seeking alternative ways to secure affordable and stable insurance protection.

      Using the Company’s products and services, small-to-medium sized client groups gain access to more sophisticated risk management techniques previously available only to larger corporations. This enables the client to control insurance costs and turn risk management into a profit center. As a pioneering leader in this under-served market, the Company believes that it is well positioned to provide services to additional client groups that seek more stable alternatives to the purchase of traditional commercial insurance.

      Based upon the particular risk management goals of its clients and its assessment of the opportunity for operating profit, the Company offers solutions on a managed basis, a risk-sharing basis or, in certain circumstances, in response to a specific market opportunity, a fully-insured basis. In a managed program, the Company provides management services for a fee but generally does not participate directly in the operating results. In a risk-sharing program, the Company receives management fees and commissions and participates with its clients or agents in the operating results. In a fully-insured program, the Company derives revenue exclusively from the operating results. The Company writes business on a fully-insured basis generally when it believes there is potential to develop a long-term risk-sharing relationship.

      The Company developed a broad range of alternative risk management capabilities to design, manage, and service its clients’ risk management needs. These capabilities include:

•	program and product design services;

•	formation and management of risk-bearing entities, such as mutual insurance companies, captives, rent-a-captives, public entity pools, and risk retention and risk purchasing groups;

•	underwriting/risk selection and policy issuance;

•	reinsurance brokerage;

•	loss prevention, control, claims handling and administration;

•	information technology and processing; and

•	sales, marketing and public relations to members of groups.

Company Segments

     Agency Operations

      The Company earns commissions through the operation of a retail property and casualty insurance agency. Formed in 1955 as its original business, the insurance agency primarily places commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than fifty insurance carriers. The agency has grown to be one of the largest agencies in Michigan and, with acquisitions, has expanded into California.

      In total, the Company’s agency operations generated commissions of $14.3 million, $15.7 million, and $17.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

     Specialty Risk Management Operations

      The specialty risk management operations consist primarily of developing and managing alternative risk management solutions for defined client groups and their members. These alternative risk solutions consist of a set of coverages and services tailored to meet the specific requirements of a group of clients. The Company provides reinsurance brokering, risk management consulting, claims handling, and administrative services, along with various types of property and casualty insurance coverage, including workers’ compensation, general liability and commercial multi-peril. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of our agent-partners.

      Services provided and insurance lines of business include:

Services	Lines of Business

• Risk Analysis and Identification	• Workers’ Compensation
• Feasibility Studies	• Commercial Multi-Peril
• Program and Product Design	• General Liability
• Sales, Marketing and Public Relations	— Errors and Omissions
• Consultation, Education and Training	— Automobile
• Captive Formation	— Owners, Landlord and Tenant
• Captive Management (Onshore and Offshore)	• Employment Practices Liability
• Rent-a-Captive	• Professional Liability
• Underwriting/ Risk Selection	— Medical
• Policy Issuance	— Real Estate Appraisers
• Reinsurance Brokerage	— Pharmacists
• Claims Handling and Administration	• Inland Marine
• Litigation Management	• Product Liability
• Accounting and Financial Statement Preparation	• Excess Reinsurance
• Regulatory Compliance	• Commercial Property
• Actuarial and Loss Reserve Analysis
• Loss Prevention and Control
• Audit Support
• Information Technology and Processing

      Managed Programs. In a managed program, the Company earns service fee revenue by providing management and other services to a client’s risk-bearing entity, but generally does not share in the operating results. The Company believes its managed programs provide a consistent source of revenue, as well as opportunities for revenue growth without a proportionate increase in expenses. Revenue growth may occur through the sale of existing products to additional members of the sponsoring client group, the expansion of coverages and services provided to existing programs, and the creation of programs for new client groups (such as additional municipal associations) with needs that are similar to existing client groups.

      Managed program services for which the Company receives fee-based revenues include program design and development; underwriting; reinsurance brokerage; policy administration; loss prevention and control services (including the provision of specialized law enforcement training); claims and litigation management; information processing and accounting functions; and general management oversight of the program on behalf of the sponsoring client group. The fees received by the Company under its managed programs are generally either a fixed amount or based on a percentage of premium serviced.

      The Company specializes in providing managed programs to public entity associations and currently manages public entity pools and other insurance entities which provide insurance coverage for approximately 1,700 participants, including city, county, township and village governments in three states. Over the years, the Company has been able to expand the services offered under existing programs, as well as to increase the number of participants in these managed programs.

MEADOWBROOK INSURANCE GROUP, INC.

      In addition to municipal associations, the Company also manages offshore captives and other insurance entities including the Company’s insurance subsidiaries; Star, Savers, Williamsburg, Ameritrust, American Indemnity, and PICL.

     Risk- Sharing Programs:

      Client Risk-Sharing. In a client risk-sharing program, the Company and the client both participate in the operating results, through the utilization of a captive, rent-a-captive or retrospectively-rated policy. In many instances, a captive owned by a client reinsures a portion of the risk on a quota-share basis. Both the captive and the rent-a-captive are reinsurance companies and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”.

      In addition to premium revenue and investment income from its participation in the operating results, the Company may also be compensated through the receipt of ceding commissions and other fees for policy issuance services and acquisition costs, captive management services, reinsurance brokerage, loss prevention services and claims handling and administrative services. For financial reporting purposes, ceding commissions are treated as a reduction in underwriting expenses.

      The Company’s experience has been that the number of claims and the cost of losses tend to be lower in risk-sharing programs than with traditional forms of insurance. The Company believes that client risk-sharing motivates insureds to focus on loss prevention and loss control measures and adhere to stricter underwriting guidelines.

      Although the structure and nature of each of risk-sharing relationship varies, the chart and description below provides an illustration of the basic elements included in many client risk-sharing programs.

CAPTIVE RISK-SHARING STRUCTURE

(1)	The Company accounts for transactions with these risk-sharing clients as reinsurance under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”.

MEADOWBROOK INSURANCE GROUP, INC.

      The Company assists the client with the formation of the captive, which is capitalized by contributions from the producers, or an association, or group policyholders in exchange for shares of the captive. The captive is generally managed for a fee by an offshore subsidiary of the Company. The Company works with the client to determine the amount of risk exposure that will be assumed by the captive, which varies depending on the captive’s capitalization, line of business, amount retained by the Company and amount to be reinsured by excess reinsurers. The Company then issues an insurance policy and receives premium from the insured. Pursuant to the quota-share reinsurance agreement between the Company and the captive, the Company generally cedes (transfers) a portion of the retained risk to the captive and pays to the captive its share of the net premium (after deducting ceding commissions, policy issuance fees, the cost of excess reinsurance, taxes and other fees and expenses). The Company generally seeks to cede approximately 50% of its loss exposure, but in some cases cedes as little as 20% or as much as 80% of its loss exposure. The Company secures obligations due from captives through the use of funds withheld trusts or letters of credit. Through its reinsurance intermediary subsidiary and independent intermediaries, the Company obtains excess-of-loss reinsurance subject to agreed upon limits and retention levels. The Company generally administers all claims handling functions, and the captive provides funds to the Company for the payment of the captive’s proportionate share of paid claims and claims expenses. The captive realizes investment income from its capital, unearned premium and loss reserves. The captive also receives its proportionate share of the underwriting results.

      The Company also offers its clients “rent-a-captive” risk-sharing programs. These programs allow a client to retain a significant portion of its own loss exposure without the same level of administrative costs and capital commitment required to establish and operate its own captive.

      In another variation of client risk-sharing, the Company establishes retrospectively-rated programs for individual accounts. In this type of program, the Company works with the client to develop the appropriate self-insured retention and loss fund amount and then helps arrange for excess of loss reinsurance. The client reimburses the Company for all claim payments within the client’s retention. The Company generally earns a management fee (which includes claims and loss control fees). In most of these programs, the Company also participates in the operating results of the reinsurance coverage and earns a ceding commission.

      Agent Risk-Sharing. The Company also writes specialty risk insurance on a risk-sharing basis with agents or brokers. The Company believes agent risk-sharing has grown as a result of market volatility and lack of coverage availability in the traditional market. Risk-sharing is achieved either through an agent-owned captive, rent-a-captive or through a contingent commission structure based upon the underwriting results.

      The agent may own a captive or purchase an interest in a rent-a-captive, which acts as a reinsurer on business produced. In some cases, the captive’s shareholders may include key producers, subproducers or insureds. In other circumstances, the agent accepts a lower up-front commission in exchange for a multi-year contingent commission based on operating results.

      Fully-Insured Programs. In fully-insured programs, the Company provides traditional insurance without a risk-sharing mechanism and derives revenue exclusively from earned premiums and investment income. Fully-insured programs are developed in response to specific market opportunities and generally when the Company believes there is potential to evolve into a risk-sharing mechanism.

     Description of Specialty Risk Management Services

      Program Design. Prior to implementing a new program, the Company generally reviews background data, including financial projections for the contemplated program; historical loss experience; actuarial studies of the underlying risks; the credit worthiness of the potential client; and the availability of reinsurance. A senior management team and associates representing each of the risk-management disciplines within the Company work together to design, market, and implement new programs. While the Company does not generate substantial fees for program design services, these services are an integral part of the Company’s program management services and due diligence process.

MEADOWBROOK INSURANCE GROUP, INC.

      Formation and Management of Risk-Bearing Entities. The Company generates fees by forming and managing risk-bearing entities for clients and agents. The Company currently manages over twenty-seven captives and/or rent-a-captives and holds a minority interest in seven of these captives. The offshore captives are managed by one of the Company’s subsidiaries in Bermuda or Barbados.

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

      Reinsurance Brokerage. Through its reinsurance brokerage subsidiary, Meadowbrook Intermediaries, Inc., the Company earns fees by placing excess-of-loss reinsurance and insurance coverage with high deductibles for insurance companies, captives and self-insured programs managed by the Company. Reinsurance is also placed for clients who do not have other business relationships with the Company.

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

      Sales and Marketing. The Company markets its programs and services to associations, groups, local, regional and national insurance agents, and insurance consultants. Sales and marketing efforts include personal contact through independent agents, direct mail, telemarketing, advertising, internet-based marketing including affiliations with an insurance based web portal (captive.com) and the Company’s corporate web site (www.meadowbrook.com), and attendance at seminars and trade and industry conventions.

      In June 2000, the Company launched its Advantage System (“Advantage”) and Agents Edge™. Advantage is an internet-based business processing system which reduces the Company’s internal administrative costs. In addition to administrative processing efficiencies, Advantage enhances underwriting practices, by automating risk selection criteria.

      Agents Edge™ is a specific application of Advantage utilizing an automated, predictable, profit-driven underwriting model to make workers’ compensation products available to select agencies through its regional branch offices. The system is now available in more than forty states for the Company’s workers’ compensation programs.

Insurance Operations

      The Company’s major insurance company subsidiaries, Star, Savers, Ameritrust, and Williamsburg (collectively referred to as the “Insurance Company Subsidiaries”) issue insurance policies. The Company’s offshore captives, American Indemnity and PICL, which offer clients captive or rent-a-captive options complement the Insurance Company Subsidiaries.

      The Insurance Company Subsidiaries are authorized to write business, on either an admitted or surplus lines basis, in all fifty states. The Insurance Company Subsidiaries primarily offer workers’ compensation, commercial multiple peril, inland marine and other liability coverages. For the year ended December 31, 2002, the workers’ compensation line of business accounted for 57.1% and 55.6% of gross written premiums and net earned premiums, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

      Star, Savers, Williamsburg and Ameritrust are domiciled in Michigan, Missouri, California and Florida, respectively. American Indemnity and PICL are Bermuda-based insurance companies.

      Through the Insurance Company Subsidiaries, the Company engages in specialty risk management programs where the Company takes underwriting risks in exchange for premiums. Despite the losses reported from 1999 to 2001, the Company is dedicated to achieving consistent underwriting profitability. The Company’s strategy has been one of highly disciplined niche underwriting and historically this focus has produced profitable underwriting results.

      The Company became a public company in 1995, raising approximately $44.0 million in capital, which enabled the Company to take advantage of new growth opportunities. In deploying the capital raised, the Company experienced growth by writing new insurance programs and making several strategic acquisitions.

      Beginning in late 1998, the Company’s underwriting results were impacted by adverse development on a limited group of insurance programs that were started during this period. Underwriting losses in those programs continued to grow, resulting in a significant reduction in statutory surplus within the Insurance Company Subsidiaries during 1999, 2000, and the second quarter of 2001. The resulting impact on the Company’s financial position eventually caused the Insurance Company Subsidiaries to be downgraded from “A-” (Excellent) to stable “B” (Fair) by the leading insurance rating agency, A.M. Best Company (“A.M. Best”).

      During the three years ended December 31, 2001, 2000, and 1999, the Company took actions to eliminate a limited group of unprofitable programs that were not aligned with its historic and present alternative risk management strategy. The Company also established strict corporate program guidelines that identify the following program types as unacceptable:

•	Risk-taking in the surety line of business;

•	Programs with aggregate stop loss provisions, where the client’s risk-sharing is capped at a specified loss ratio; and

•	Programs which lack adequate capital contributed by the risk-sharing partner or proven profitable experience.

      The underwriting losses associated with these discontinued programs were $12.8 million, $29.0 million, and $12.0 million, for the years ended December 31, 2001, 2000, and 1999, respectively. As a result of the concerted run-off strategy, all premiums related to these programs were fully earned during the first half of 2002. In addition, at December 31, 2002, the uncertainty of future reserve development on these discontinued programs appears to have been reduced as a result of aggressive claims handling and reserve strengthening. However, there can be no certainty that there will not be additional losses in the future associated with these programs.

      In addition to these discontinued programs, starting in late 2000 and in 2001, the Company terminated a number of programs to reduce gross and net premium leverage ratios. While these programs were within the Company’s underwriting guidelines, their performance was less profitable than the Company’s targeted return on equity goals. The remaining programs, which are considered to be the continuing/ core programs, have historically met the underwriting profitability goals.

      In June 2002, the Company successfully completed an offering of 21,275,000 shares of newly issued common stock at $3.10 per share. The Company received $60.5 million in total net proceeds from the offering, of which $37.5 million was contributed to the surplus of Star as of June 30, 2002 and $20.0 million was used to pay down its line of credit. As a result of the capital contribution to Star, on June 26, 2002, A.M. Best upgraded the Insurance Company Subsidiaries financial strength rating to “B+” (Very Good) with a positive outlook. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level. The upgrade reflects A.M. Best’s positive assessment of the Company’s improved financial condition as a result of the issuance of new common shares and its debt reduction.

MEADOWBROOK INSURANCE GROUP, INC.

However, there can be no assurance that A.M. Best will not change its rating of the Insurance Company Subsidiaries in the future.

      The following table summarizes the gross written premium and net written premium for the years ended December 31, 2002, 2001, 2000, 1999, and 1998.

	Years Ended December 31,

Gross Written Premium	2002	2001	2000	1999	1998

	(in thousands)
Workers’ Compensation	$104,822	$147,654	$132,108	$95,284	$81,165
Commercial Multi-Peril	33,072	44,513	42,170	36,123	30,192
Inland Marine	8,886	12,048	11,752	11,044	8,672
Other Liability	10,442	28,856	32,173	29,312	25,381
Other Commercial Auto Liability	9,894	38,191	44,070	35,462	17,674
Surety Bonds	2,998	7,377	5,116	6,651	15,004
All Other Lines	13,523	20,465	20,463	16,598	8,244

Total	$183,637	$299,104	$287,852	$230,474	$186,332

	Years Ended December 31,

Net Earned Premium	2002	2001	2000	1999	1998

	(in thousands)
Workers’ Compensation	$80,795	$69,360	$83,301	$67,153	$47,331
Commercial Multi-Peril	23,462	27,004	18,567	15,608	10,896
Inland Marine	1,716	3,782	2,915	2,914	2,352
Other Liability	9,325	22,539	22,261	22,982	21,297
Other Commercial Auto Liability	17,548	27,535	9,725	8,545	5,166
Surety Bonds	97	173	32	133	132
All Other Lines	12,440	13,272	9,199	7,571	4,911

Total	$145,383	$163,665	$146,000	$124,906	$92,085

Reserves

      The information required by this item is incorporated by reference to page 48 and 53-54 of the Notes to the Consolidated Financial Statements, and pages 21-22 and 26-27 of Item 7, Management’s Discussion and Analysis.

MEADOWBROOK INSURANCE GROUP, INC.

      The following table shows the development of reserves for unpaid losses and loss adjustment expenses (“LAE”) from 1993 through 2002 for the Company’s current Insurance Company Subsidiaries including American Indemnity and PICL.

      Due to the Company’s adoption of SFAS 113, the bottom portion of the table shows the impact of reinsurance for the years 1994 through 2001, reconciling the net reserves shown in the upper portion of the table to gross reserves.

Analysis of Loss and Loss Adjustment Expense Development

	Years Ended December 31,

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

	(Dollars in thousands)
Reserves for losses and LAE at end of period	$35,744	$47,149	$64,668	$65,775	$60,786	$84,254	$127,500	$172,862	$198,653	$193,116
Cumulative paid as of
1 year later	11,172	15,792	25,659	31,626	31,368	39,534	55,361	73,079	81,024
2 years later	19,298	26,227	42,969	49,930	47,313	57,192	91,088	119,449
3 years later	23,571	33,227	52,222	58,362	56,848	77,214	117,159
4 years later	26,700	36,644	57,443	64,018	65,517	86,229
5 years later	27,492	37,450	59,182	67,928	68,138
6 years later	28,527	38,865	60,653	69,503
7 years later	29,469	39,929	60,630
8 years later	29,979	39,926
9 years later	29,818
Reserves re-estimated as of end of year:
1 year later	35,354	46,738	65,058	67,010	69,012	99,316	147,748	187,248	204,743
2 years later	33,524	45,578	65,312	69,536	73,591	106,734	145,745	190,463
3 years later	33,308	45,255	66,692	74,796	74,009	102,438	153,922
4 years later	33,685	45,592	68,557	74,439	77,771	104,379
5 years later	32,263	43,031	65,795	76,025	78,490
6 years later	31,844	42,519	65,874	77,239
7 years later	31,588	43,116	66,521
8 years later	32,015	43,928
9 years later	32,228
Cumulative redundancy (deficiency):
Dollars	$3,516	$3,221	$(1,853)	$(11,464)	$(17,704)	$(20,125)	$(26,422)	$(17,601)	$(6,090)
Percentage	9.84%	6.83%	-2.87%	-17.43%	-29.13%	-23.89%	-20.72%	-10.18%	-3.07%
Net reserves		47,149	64,668	65,775	60,786	84,254	127,500	172,862	198,653	193,116
Ceded reserves		17,844	22,318	26,615	38,193	64,590	101,744	168,962	195,943	181,817
Gross reserves		64,993	86,986	92,390	98,979	148,844	229,244	341,824	394,596	374,933

Net re-estimated		43,928	66,521	77,239	78,490	104,379	153,922	190,463	204,743
Ceded re-estimated		26,579	39,095	41,439	57,171	92,664	148,115	210,962	225,472
Gross re-estimated		70,507	105,616	118,678	135,661	197,044	302,037	401,425	430,215

Gross cumulative redundancy (deficiency)		$(5,514)	$(18,630)	$(26,288)	$(36,682)	$(48,200)	$(72,793)	$(59,601)	$(35,619)

MEADOWBROOK INSURANCE GROUP, INC.

     The following table sets forth the difference between GAAP reserves for loss and loss adjustment expenses and statutory reserves for loss and loss adjustment expenses at December 31, (in thousands):

	2002	2001

GAAP reserves for loss and LAE	$374,933	$394,596
Reinsurance recoverables for unpaid losses	(181,817)	(195,943)
Allowances against reinsurance recoverables*	(1,400)	(2,422)
Non-regulated foreign insurance subsidiaries
American Indemnity**	(2,973)	(5,572)
PICL**	(3,363)	(5,479)

Statutory reserves for loss and LAE	$185,380	$185,180

*	The GAAP allowance for reinsurance recoverables is reported as a Schedule F penalty or a non-admitted asset for statutory accounting.

**	American Indemnity and PICL are offshore captives, which offer clients captive or rent-a-captive options. They are not domestic insurance companies and, therefore, are not included in the combined statutory financial statements filed with the National Association of Insurance Commissioners and state regulators.

      As a result of adverse development on prior accident years’ reserves, the provision for losses and loss adjustment expenses increased by $6,090,000, $14,386,000, and $20,248,000 in calendar years 2002, 2001, and 2000, respectively.

Investments

      Certain information required by this item is incorporated by reference to page 47 and 51-53 of the Notes to the Consolidated Financial Statements, and page 24 of Item 7, Management’s Discussion and Analysis.

Competition and Pricing

      The Company competes with other providers of alternative risk management programs and services and with traditional providers of commercial insurance coverages. Both the alternative risk management and the traditional property and casualty insurance markets are highly competitive. The Company’s alternative risk management programs and services compete with products and services offered by insurance companies, other providers of alternative risk management services (including domestic and foreign insurers and reinsurers and insurance brokers), as well as with self-insurance plans, captives managed by others, and a variety of other risk-financing vehicles and mechanisms. These competitive products are offered by other companies that may have greater financial resources than the Company. The Company’s agency operations compete with other local, regional, and national insurance agencies for individual client insurance needs.

      The market for alternative risk management products and services is significantly influenced by market conditions affecting the traditional property and casualty insurance industry. Insurance market conditions historically have been subject to significant variability due to premium rate competition, natural disasters and other catastrophic events, judicial trends, changes in the investment and interest rate environment, regulation and general economic conditions. Pricing is a primary means of competition in the commercial insurance market. Competition is also based on the availability and quality of products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise. The primary basis for competition among alternative risk management providers varies with the financial and insurance needs and resources of each potential insured. Principle factors that are considered by insureds include an analysis of the net present-value (after tax) of the cost of financing the insured’s expected level of losses; the amount of excess coverage provided in the event losses exceed expected levels; cash flow and tax

MEADOWBROOK INSURANCE GROUP, INC.

planning considerations; and the expected quality and consistency of the services to be provided. The Company believes that it is able to compete based on its experience, the quality of its products and services, and its program-oriented approach. However, its ability to successfully compete is dependent upon a number of factors, including market and competitive conditions, many of which are outside of its control.

Regulation

Regulation in General

      The Insurance Company Subsidiaries are subject to regulation by government agencies in the states in which they do business. The nature and extent of such regulation varies from jurisdiction to jurisdiction but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company; regulation of certain transactions entered into by an insurance company with any of its affiliates; approval of premium rates, forms and policies used for many lines of insurance; standards of solvency and minimum amounts of capital and surplus which must be maintained; establishment of reserves required to be maintained for unearned premium, loss and loss expense, or for other purposes; limitations on types and amounts of investments; restrictions on the size of risks that may be insured by a single company; licensing of insurers and agents; deposits of securities for the benefit of policyholders; and the filing of periodic reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.

      In addition to the regulatory oversight of the Insurance Company Subsidiaries, the Company is subject to regulation under the Michigan, Missouri, California and Florida Insurance Holding Company System Regulatory Acts (the “Holding Company Acts”). The Holding Company Acts contain certain reporting requirements including those requiring the Company, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its Insurance Company Subsidiaries. The Holding Company Acts contain special reporting and prior approval requirements with respect to transactions among affiliates.

      Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include redefinition of risk exposure in areas such as product liability, environmental damage, and workers’ compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized through repricing, if permitted by applicable regulations, of coverages or limitations or cessation of the affected business.

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

Insurance Regulation Concerning Change or Acquisition of Control

      Star, Savers, Williamsburg and Ameritrust are domestic property and casualty insurance companies organized, respectively, under the insurance laws (the “Insurance Codes”) of Michigan, Missouri, California, and Florida. The Insurance Codes provide that acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a “Form A”) containing information required by statute and published regulations and provide a copy of such

MEADOWBROOK INSURANCE GROUP, INC.

Form A to the domestic insurer. In Michigan, Missouri, California, and Florida, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the company.

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

      Any future transactions that would constitute a change in control of the Company would also generally require prior approval by the Insurance Departments of Michigan, Missouri, California, and Florida and would require pre-acquisition notification in those states that have adopted pre-acquisition notification provisions and in which the insurers are admitted. Such requirements may deter, delay or prevent certain transactions that could be advantageous to the shareholders of the Company.

Membership in Insolvency Funds and Associations and Mandatory Pools

      Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from insolvency funds were $1,290,000, $959,000, and $125,000, respectively, for 2002, 2001, and 2000. Most of these payments are recoverable through future policy surcharges and premium tax reductions.

      The Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that these assessments are not covered by reinsurance treaties, they may have an adverse effect on the Company. Total assessments paid to all such facilities were $2,803,000, $2,521,000, and $1,626,000, respectively, during 2002, 2001, and 2000.

Restrictions on Dividends and Risk-Based Capital

      The information required by this item is incorporated by reference to pages 59-62 of the Notes to the Consolidated Financial Statements, and pages 31-34 of Item 7, Management’s Discussion and Analysis.

Effect of Federal Legislation

      The Terrorism Risk Insurance Act (“TRIA”) was signed into law on November 26, 2002, and provides government support for businesses that suffer damages as a result of acts of foreign based terrorism. TRIA serves as an additional high layer of reinsurance against losses that may arise from a domestic incident by foreign groups. The impact to the Company resulting from TRIA is minimal as the Company does not underwrite risks that are considered targets for terrorism; avoids concentrations of exposures in both property and workers’ compensation; and has terrorism coverage included in its reinsurance treaties to cover the most likely exposure.

MEADOWBROOK INSURANCE GROUP, INC.

NAIC-IRIS Ratios

      The National Association of Insurance Commissioners’ (“NAIC”) Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries or possible further review from individual state insurance commissioners.

      In 2002, the Insurance Company Subsidiaries generated certain ratios that varied from the “usual value” range. The variations and reasons for these variations are set forth below:

Ratio	Usual Range	Value

Company: Star
Change in Net Writings	<33% or >–33%	–35%	(1)
Two-year Overall Operating Ratio	Under 100%	102%	(2)
Liabilities to Liquid Assets	Under 105%	116%	(3)
Investment Yield	<10% or >4.5%	4.4%	(4)
Change in Policyholders’ Surplus	<50% or >–10%	66%	(5)
Two-year Reserve Development to Surplus	Under 20%	24%	(6)
Company: Williamsburg
Change in Net Writings	<33% or >–33%	188%	(7)
Two-year Overall Operating Ratio	Under 100%	119%	(8)
Company: Ameritrust
Change in Net Writings	<33% or >–33%	66%	(9)
Estimated Current Reserve Deficiency to Surplus	Under 25%	39%	(10)

(1)	The reduction in Star’s net written premium reflects the termination of unprofitable business, specifically in the commercial automobile line of business. As part of the plan to reduce both gross and net leverage ratios, the Company cancelled two large commercial automobile programs effective December 31, 2001. Excluding these items, Star’s Change in Net Writings ratio would have been within the usual range at -7.7%.

(2)	The overall operating ratio in 2002 was 99%. While this was an improvement from the overall operating ratio for 2001 of 103%, the Two-year Overall Operating Ratio was slightly above the usual range. The improvement in the 2002 ratio was a result of rate increases obtained and the run-off of unprofitable discontinued programs.

(3)	While this ratio showed improvement from 151% at 2001 to 116% at 2002, it continues to be negatively impacted by the exclusion of the value of affiliated common stocks, as the value of affiliated common stocks is not considered in the ratio.

(4)	Statutory net investment income was lower in 2002 due to an $8.2 million decrease in shareholder dividends from subsidiaries. Dividends from subsidiaries totaled $1.8 million in 2002, compared to $10.0 million in 2001. Investment yield was also lower in 2002 due to lower yield rates on securities overall.

(5)	Change in Policyholders’ Surplus was favorably impacted by the Company’s public offering of newly issues shares of common stock in June 2002. Of the $60.5 million in total net proceeds, $37.5 million was contributed to the surplus of Star as of June 2002.

(6)	The Two-year Reserve Development to Surplus Ratio reflects development in 2001 on unprofitable programs, which have been discontinued. Excluding the 2001 adverse development on discontinued programs, the ratio would have been within the usual range at 9%.

MEADOWBROOK INSURANCE GROUP, INC.

(7)	The growth in the net written premium on Williamsburg was high for the year primarily due to three growing programs: one workers’ compensation and two general liability programs. These programs generated $1,469,000 of the total $1,643,000 increase in net written premium for 2002, creating the high ratio for the year.

(8)	The primary factor contributing to the high value of the Two-Year Overall Operating Ratio was incurred loss development and a net increase in expenses related to discontinued business. Excluding discontinued business, Williamsburg’s Two-Year Overall Operating Ratio would have been within the usual range at 79%.

(9)	This ratio was impacted by the cancellation of a surplus relief reinsurance treaty. Excluding the effect of the cancellation of this treaty, the Change in Net Writings would have been within the usual range at -27%.

(10)	The Estimated Current Reserve Deficiency to Policyholders’ Surplus was also impacted by the cancellation of the surplus relief reinsurance treaty. Excluding the effect of the cancellation of this treaty, the Estimated Current Reserve Deficiency to Policyholders’ Surplus would have been within the acceptable range at -28%.

Item 2.     Properties

      The Company currently leases its corporate offices in Southfield, Michigan from an unaffiliated third party. In 2002, the Company paid rent for its corporate offices in the amount of approximately $1.3 million. The term of the lease for the offices in Southfield expires on September 30, 2004. The Company, through its subsidiaries, is also a party to various leases for locations in which such subsidiaries have offices. The Company does not consider any of these leases to be material.

      In 1998, Star purchased land in close proximity to its existing offices. The cost of the land was $3.2 million.

      In 2000, Savers purchased the building in Cerritos, California for $2.0 million, in which one of the Company’s subsidiaries has its operations.

Item 3.     Legal Proceedings

      On June 26, 1995, two shareholders and an officer of a former agent (the “Primary Plaintiffs’) of Star, and a former spouse of one shareholder and an employee of the former agent (the “Individual Plaintiffs”) initiated legal proceedings against the Company, its subsidiary Star, and others in the District Court for Washoe County, Reno, Nevada. All of the plaintiffs requested injunctive relief, compensatory damages, punitive and exemplary damages, and attorney’s fees in an unspecified amount. The company vigorously defended itself and filed counterclaims against the Primary and Individual Plaintiffs.

      In 1998, the Court issued an Order dismissing all claims of the Primary Plaintiffs with prejudice. In 1999, the Company received a verdict in its favor on its counterclaims and against the Primary and Individual Plaintiffs and in its favor on its remaining claims and claims for equitable relief. The plaintiffs have filed an appeal with the Nevada Supreme Court. One of the plaintiff’s has filed bankruptcy and another has had a receiver appointed for him. As a result of the bankruptcy filing, the case is now stayed before the Nevada Supreme Court. It is not expected that the outcome of this litigation will have a material impact on the Company’s financial statements.

      The Company is involved in other litigation arising in the ordinary course of operations. The Company has vigorously defended such litigation. While the results of litigation cannot be predicted with certainty, management is of the opinion, after reviewing these matters with legal counsel, that the final outcome of such litigation will not have a material effect upon the Company’s financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Shareholder Information
Corporate Headquarters
26600 Telegraph Road
Southfield, MI 48034
Phone: (248) 358-1100

Auditors
PricewaterhouseCoopers LLP
Grand Rapids, MI

Corporate Counsel
Howard & Howard Attorneys, P.C.
Bloomfield Hills, MI

Transfer Agent & Registrar
Equiserve Trust Company, N.A.
P.O. Box 43069
Providence, RI 02940-3069

Stock Listing
New York Stock Exchange
Symbol: MIG

Annual Meeting
The Annual Meeting of
Meadowbrook Shareholders
will be held at:
2:00 p.m.
May 19, 2003
Temple Beth-El
7400 Telegraph Road
Bloomfield Hills, MI

Shareholder Relations and Form 10-K

      A copy of Meadowbrook Insurance Group, Inc.’s 2002 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to the Investor Relations Department at the Company’s Corporate Offices, or contact:

Karen M. Spaun, Senior Vice President and Acting Chief Financial Officer (248) 204-8178 kspaun@meadowbrook.com

Jennifer Barber, Senior Financial Analyst (248) 204-8159 jbarber@meadowbrook.com

Direct Investment Plan

      Meadowbrook’s Shareholder Investment Plan offers a simple and systematic way to purchase Meadowbrook Common Stock without paying brokerage fees or commissions. With the Plan’s many flexible features, an account may be customized to reflect individual financial and investment objectives.

      If you would like additional information including a prospectus and an application, please contact: Equiserve Trust Company, N.A. (800) 649-2579.

MEADOWBROOK INSURANCE GROUP, INC.

Share Price and Dividend Information

      The following table sets forth for the periods indicated, the high and low closing sale prices of the Company’s Common Shares as reported on the NYSE Composite Tape, and quarterly dividends paid for the years ended December 31:

December 31, 2002	High	Low	Dividends

First Quarter	4.00	1.70	—
Second Quarter	4.14	2.71	—
Third Quarter	3.28	2.20	—
Fourth Quarter	2.65	1.56	—

			—

December 31, 2001	High	Low	Dividends

First Quarter	8.1875	3.40	$0.03
Second Quarter	4.10	2.45	0.03
Third Quarter	3.70	1.80	0.03
Fourth Quarter	3.18	1.66	—

			$0.09

      As of March 20, 2003 there were approximately 269 holders of record of the Company’s common stock. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation
			plans (excluding
			securities in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,693,223	$6.78	1,006,948
Equity compensation plans not approved by security holders	300,000	3.10	—

Total	2,993,223	$6.41	1,006,948

      The equity compensation plans not approved by security holders consists of warrants issued in conjunction with the public offering that occurred in June, 2002. The warrants entitle the holders to purchase an aggregate of 300,000 shares of common stock at $3.10 per share and may be exercised at any time from June 6, 2003 through June 6, 2005, at which time any warrants not exercised will become void.

MEADOWBROOK INSURANCE GROUP, INC.

Item 6.     Selected Financial Data

Selected Consolidated Financial Data

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share and ratio data)
Income Statement Data:
Gross written premium	$183,637	$299,104	$287,852	$230,474	$186,332
Net written premium	139,795	186,083	136,324	122,819	93,481
Net earned premium	145,383	163,665	146,000	124,906	92,085
Net commissions and fees	37,581	40,675	41,251	38,697	32,398
Net investment income	13,958	14,228	13,715	11,618	9,579
Net realized gain (loss) on investments	666	735	540	(227)	52
Gain (loss) of sale of subsidiary	199	(1,097)	—	—	—
Total revenue	197,787	218,206	201,506	174,994	134,114
Net losses and LAE(1)	98,734	125,183	127,619	95,358	56,703
Policy acquisition and other underwriting expenses(1)	33,635	31,662	25,422	22,067	11,627
Other administrative expenses	23,016	22,778	27,894	25,516	20,304
Salaries and employee benefits	37,659	44,179	43,038	42,473	36,856
Interest on notes payable	3,021	4,516	5,135	3,636	1,979
Gain on debt reduction	(359)	—	—	—	—
Income (loss) before income taxes	2,081	(10,112)	(27,602)	(14,056)	6,645
Net income (loss) before cumulative effect(2)	1,650	(6,510)	(17,473)	(7,847)	5,870
Net income (loss)	1,650	(6,510)	(17,473)	(9,553)	5,870
Earnings per share before cumulative effect — Diluted(2)	$0.08	$(0.76)	$(2.05)	$(0.91)	$0.65
Earnings per share — Diluted	$0.08	$(0.76)	$(2.05)	$(1.11)	$0.65
Dividends declared per share	$—	$0.09	$0.12	$0.12	$0.10
Balance Sheet Data:
Total investments and cash and cash equivalents	$286,050	$233,723	$240,083	$225,523	$201,025
Total assets	674,839	687,888	661,183	551,977	440,075
Loss and LAE reserves	374,933	394,596	341,824	229,244	148,844
Debt	32,497	54,741	53,013	58,463	40,953
Shareholders’ equity	147,395	80,316	85,975	100,408	119,567
Book value per share	$4.98	$9.44	$10.10	$11.80	$13.80
Other Data:
GAAP ratios (insurance companies only):
Net loss and LAE ratio	72.1%	81.1%	90.9%	79.0%	65.0%
Expense ratio	36.5%	36.0%	35.9%	34.5%	30.6%
Combined ratio	108.6%	117.1%	126.8%	113.5%	95.6%
Statutory combined ratio	109.7%	113.0%	126.4%	114.2%	98.7%

MEADOWBROOK INSURANCE GROUP, INC.

(1)	Both the loss and loss adjustment expense ratios are calculated based upon our unconsolidated insurance company operations. The following table sets forth the intercompany fees, which are eliminated in consolidation.

Unconsolidated GAAP data — Ratio Calculation Table:

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

Net earned premium	$145,383	$163,665	$146,000	$124,906	$92,085
Consolidated net loss and LAE	$98,734	$125,183	$127,619	$95,358	$56,703
Intercompany claim fees	6,154	7,520	5,026	3,271	3,166

Unconsolidated net loss and LAE	$104,888	$132,703	$132,645	$98,629	$59,869

GAAP net loss and LAE ratio	72.1%	81.1%	90.9%	79.0%	65.0%
Consolidated policy acquisition and other underwriting expenses	$33,635	$31,662	$25,422	$22,067	$11,627
Intercompany administrative and other underwriting fees	19,445	27,309	27,002	21,025	16,529

Unconsolidated policy acquisition and other underwriting expenses	$53,080	$58,971	$52,424	$43,092	$28,156

GAAP expense ratio	36.5%	36.0%	35.9%	34.5%	30.6%
GAAP combined ratio	108.6%	117.1%	126.8%	113.5%	95.6%

(2)	The cumulative effect of the change in accounting principle in 1999 reflects the adoption of SOP 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments.”

      Management uses the GAAP combined ratio and its components to assess and benchmark underwriting performance.

      The GAAP combined ratio is the sum of the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio. The GAAP loss and loss adjustment expense ratio is the unconsolidated net loss and loss adjustment expenses in relation to net earned premium. The GAAP expense ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium.

      The statutory combined ratio is the sum of the statutory loss and loss adjustment expense ratio and the statutory expense ratio. The statutory loss and loss adjustment expense ratio is the net loss and loss adjustment expenses in relation to net earned premium. The statutory expense ratio is the statutory policy acquisition and other underwriting expenses in relation to net written premium.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

      Meadowbrook Insurance Group, Inc. (the “Company”) is a specialty risk management company specializing in alternative market insurance and risk management solutions for agents, brokers, professional and trade associations, and insureds of all sizes. The alternative market includes a wide range of approaches to financing and managing risk exposures, such as captives, risk retention and risk purchasing groups, governmental pools and trusts, and self-insurance plans. The alternative market developed as a result of the historical volatility in the cost and availability of traditional commercial insurance coverages, and usually involves some form of self-insurance or risk-sharing on the part of the client. The Company develops and manages alternative risk management programs for defined client groups and their members. The Company also operates as an insurance agency representing policyholders in placing their insurance coverages with unaffiliated insurance companies. Management defines its business segments as specialty risk management operations and agency operations.

      On June 6, 2002, the Company sold 18,500,000 shares of newly issued common stock at $3.10 per share in a public offering. On June 21, 2002, the underwriters exercised their over-allotment option to acquire 2,775,000 of additional shares of the Company’s common stock. After deducting underwriting discounts, commissions, and expenses, the Company received net proceeds from the offering of $60.5 million. The Company utilized $57.5 million of the $60.5 million raised in its public offering to pay down its line of credit by $20.0 million and to contribute $37.5 million to the surplus of Star.

     Specialty Risk Management Operations

      The specialty risk management operations focus on specialty or niche insurance business in which the Company provides services and coverages that are tailored to meet the specific requirements of defined client groups and their members. This includes providing services, such as risk management consulting, claims handling, loss control, and reinsurance brokering, along with various types of property and casualty insurance coverage, including workers’ compensation, general liability, and commercial multiple peril.

      The Company categorizes its programs into three categories: managed, risk-sharing, and fully insured. In managed programs, the Company usually assumes no insurance risk and generates fee revenue through program management services. In risk-sharing programs, the Company participates with the client or producing agent in the operating results of the programs through a captive, rent-a-captive or similar insured vehicles, which are reinsurance companies and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”. In risk-sharing programs, the Company derives revenues from net earned premiums and investment income. In addition, the Company may benefit from any margin built into the ceding commissions for services it renders on behalf of the risk-sharing partner for the program. In fully insured programs, the Company provides commercial insurance coverage and derives revenue exclusively from net earned premiums and investment income. Fully-insured programs are developed in response to a specific market opportunity and generally when the Company believes there is potential to subsequently create a risk-sharing program.

     Agency Operations

      The agency segment was formed in 1955 as a retail insurance agency. The agency operations have grown to be one of the largest agencies in Michigan and, with acquisitions, have expanded into California. The agency operations primarily produce commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than fifty insurance carriers from which it earns commission income.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

      In recent years, the Company has derived its revenue from the following sources (in thousands):

	For the Years Ended December 31,

	2002	2001	2000

Revenues
Net earned premiums	$145,383	$163,665	$146,000
Management fees	23,736	25,471	24,519
Investment income	13,906	14,177	13,664
Net realized gain on investments	666	735	540

Specialty risk management segment	183,691	204,048	184,723
Agency operations	14,330	15,706	17,234
Reconciling items	52	52	52
Gain (loss) on sale of subsidiary	199	(1,097)	—
Intersegment revenue	(485)	(503)	(503)

Consolidated revenue	$197,787	$218,206	$201,506

      The revenue included in reconciling items relates to interest income in the holding company.

Significant Accounting Policies and Risk Factors

Losses and Loss Adjustment Expenses and Reinsurance Recoverables

      Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. To recognize liabilities for unpaid loss and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. As of December 31, 2002, the Company had accrued $374.9 million of gross loss and loss adjustment expense reserves compared with $394.6 million at December 31, 2001.

      Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid loss and loss adjustment expenses (“LAE”), (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of incurred but not reported (“IBNR”) losses and LAE. Such recoverables, by necessity, are based upon estimates. While management believes that the amount accrued is collectible, the ultimate recoverable may be greater or less than the amount accrued. At December 31, 2002 and 2001, reinsurance recoverables on paid and unpaid losses were $202.2 million and $222.5 million, respectively.

      When a claim is reported to one of the Insurance Company Subsidiaries, its claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of losses. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims person. Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments and periodic reviews of the claims.

      In accordance with industry practice, the Company maintains, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported. The Company projects an estimate of ultimate losses and loss expenses at each reporting date. The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon is carried as the IBNR reserve. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, the Company estimates the ultimate liability for losses and LAE, net of reinsurance recoverables.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

      Reserves are reviewed by both internal and independent actuaries for adequacy on a periodic basis. When reviewing reserves, the Company analyzes historical data and estimates the impact of various factors such as (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is not a precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by multiple factors.

      The key assumptions used in management’s selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2002, 2001, and 2000.

     Discontinued Programs

      During the three years ended December 31, 2001, 2000, and 1999, the Company took actions to eliminate a limited group of unprofitable programs that were not aligned with its alternative risk management strategy. The Company also established strict corporate program guidelines that identify the following criteria as unacceptable:

•	Risk-taking in the surety line of business;

•	Programs with aggregate stop loss provisions, where the client’s risk-sharing is capped at a specified loss ratio; and

•	Programs which lack adequate capital contributed by the risk-sharing partner or proven profitable experience.

      The underwriting losses associated with these programs were $12.8 million, $29.0 million, and $12.0 million, for the years ended December 31, 2001, 2000, and 1999, respectively. All premiums related to these programs were fully earned during the first half of 2002. In addition, at December 31, 2002, the uncertainty of future reserve development on these discontinued programs appears to have been reduced as a result of aggressive claims handling and reserve strengthening. However, there can be no certainty that there will not be additional losses in the future associated with these programs.

     Credit Risk

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At December 31, 2002, the Company had risk exposure in excess of collateral in the amount of $11.6 million, compared to $14.1 million at December 31, 2001, on these programs, for which the Company has an allowance of $6.8 million, compared to $6.5 million at December 31, 2001, related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners. At the end of each quarter an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. Management believes that this allowance is adequate. To date, the Company has

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations.

     Taxes

      At December 31, 2002, the Company had a deferred tax asset of $19.1 million, $7.8 million of which is related to a net operating loss carryforward (“NOL”). Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb both the applicable reversing temporary differences and the NOL. At December 31, 2002, management concluded that the positive evidence supporting the generation of future taxable income sufficient to realize the deferred tax asset outweighed the negative evidence of the cumulative losses reported for the periods ended December 31, 1999, 2000, and 2001. This conclusion was based upon:

•	The current market conditions that supported the cumulative premium rate increases of 47% since the beginning of 2000 is expected to continue;

•	The accident year 2002 loss and LAE ratio was 67.5% on the Company’s continuing business, and there was little adverse development on 2001 and prior reserves related to continuing business as of December 31, 2002;

•	The completion of the Company’s exit of certain discontinued unprofitable programs. Exposures related to these programs were fully earned during the first half of 2002. Furthermore, the uncertainty of future reserve development appears to have been reduced by aggressive claims handling which reduced the number of pending claims, reserve strengthening incurred in 2002, and a claim by claim review conducted by the Company’s corporate claims department during the fourth quarter of 2002; and

•	Alternative tax strategies, which could generate capital gains from the potential sale of assets and/or subsidiaries.

     Goodwill

      Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting December 15, 2001 or thereafter, eliminates the amortization of goodwill. In addition, the Company is required to test, at least annually, all existing goodwill for impairment using a fair value approach, on a reporting unit basis. Also pursuant to SFAS No. 142, the Company is required to test for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Upon implementation of SFAS No. 142 in 2002, the Company is no longer amortizing goodwill.

      The Company evaluates existing goodwill for impairment on an annual basis. The Company carries goodwill on two reporting units within the agency operations segment in the amount of $4.0 million and three reporting units within the specialty risk management operations segment in the amount of $25.0 million. The operating results for the reporting units that carry goodwill have historically generated profits and were not impacted by the unprofitable programs that were previously discontinued. Management evaluated the net carrying value of goodwill to determine if there has been any impairment of value. The methodology used for this evaluation included the review of current market values of the reporting units and annual operating performance. Based on this evaluation, management determined there is no impairment to goodwill.

      At December 31, 2002 and 2001, the net goodwill was $29.0 million. Amortization expense in relation to goodwill in 2001 and 2000 was $2.3 million and $2.1 million, respectively. In accordance with SFAS No. 142, there was no amortization expense recorded in relation to goodwill in 2002.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

     Investments

      The Company’s investment securities at December 31, 2002 and 2001 are classified as available for sale. Investments classified as available for sale securities are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes.

     Other Than Temporary Impairments of Securities and Unrealized Losses on Investments

      The Company’s policy on other than temporarily impaired securities is to determine impairment based on analysis of the following factors: market value consistently equal to or less than 80% of amortized cost for a six month period; rating downgrade or other credit event, e.g., failure to pay interest when due; financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; prospects for the issuer’s industry segment; intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. At December 31, 2002, the Company did not hold any securities in its investment portfolio that met the tests for impairment.

      At December 31, 2002, gross unrealized depreciation on available for sale securities, which was not impaired, was $648,000. The Company did not hold any securities with market values consistently equal to or less than 80% of amortized cost for a period of six months or more.

Results of Operations

     Overview

     2002 compared to 2001:

      Results from operations improved $8.2 million from a net loss of ($6.5) million in 2001 to net income of $1.7 million in 2002. This improvement reflects the impact of the run-off of the previously mentioned unprofitable discontinued programs, an overall shift in the mix of business towards the workers’ compensation line of business and the impact of rate increases achieved in 2002 and 2001 of 15.7% and 18.2%, respectively. The workers’ compensation line of business had an accident year loss ratio of 67.4% in 2002 and represented 55.6% of net earned premium in 2002, compared to 42.4% of net earned premium in 2001. This improvement is the result of the continuing rate increases and expense management initiatives, which included reductions in salary and benefit levels of $6.5 million, or 14.8%, from $44.2 million in 2001, to $37.7 million in 2002. This improvement is also the result of the elimination of amortization of goodwill, which was $2.3 million in 2001. Other administrative expenses increased $238,000, or 1%, to $23.0 million in 2002, compared to $22.8 million in 2001. Salary and benefits and administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of the Company’s segment information.

     2001 compared to 2000:

      Results from operations improved $11.0 million from a net loss of ($17.5) million in 2000 to a net loss of ($6.5) million in 2001. The net loss in 2001 reflects the impact of pre-tax adverse development of $14.4 million on net reserves. The adverse development reflects $5.2 million relating to unprofitable discontinued programs, $4.5 million relating to the provision for uncollectible reinsurance on Connecticut Insurance Company (“CSC”) and HIH America Compensation & Liability Company (“HIH”), and the remaining development related to claims activity on the Company’s automobile liability line of business. CSC is a Connecticut domiciled insurance company, which was seized by the Connecticut Insurance Department, and HIH is a California domiciled insurance company, which was seized by the California Department of

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Insurance. In addition, the Company incurred provisions for pre-tax impairments in the investment in CSC surplus notes of $870,000 and recorded a loss of $1.1 million on the sale of a Florida-based agency. The 2000 results also reflected significant adverse development related to the discontinued programs mentioned above.

     Specialty Risk Management Operations

      The following table sets forth the revenues and results from operations for specialty risk management operations (in thousands):

	For the Years Ended December 31,

	2002	2001	2000

Revenue:
Net earned premiums	$145,383	$163,665	$146,000
Management fees	23,736	25,471	24,519
Investment income	13,906	14,177	13,664
Net realized gain on investments	666	735	540

Total revenue	$183,691	$204,048	$184,723

Pre-tax loss
Specialty risk management operations	$(1,081)	$(7,624)	$(24,289)

     2002 compared to 2001:

      Revenues from specialty risk management operations decreased $20.3 million, or 10.0%, to $183.7 million for the year ended December 31, 2002 from $204.0 million for the comparable period in 2001. This decrease reflects an $18.3 million, or 11.2%, decrease in net earned premiums to $145.4 million in the year ended December 31, 2002 from $163.7 million in the comparable period in 2001. This decrease is the result of a reduction in earned premium of $16.8 million related to programs discontinued in 1999 and a decrease of $40.4 million related to programs terminated for leverage ratio purposes. Offsetting this decrease is a $32.8 million reduction in ceded earned premium associated with the cancellation in 2002 of the surplus relief treaty relating to several workers’ compensation programs and growth in existing programs of $6.1 million, primarily due to rate increases achieved in 2002 and 2001 and growth in policy counts.

      Management fees decreased $1.7 million, or 6.8%, to $23.7 million from $25.5 million. This decrease is the result of a one-time $1.6 million profit sharing fee recognized in 2001 and a $1.6 decrease in fees for a specific account for which the client moved the services in-house. Offsetting this decrease was net growth in existing programs of $1.4 million.

      Net investment income decreased $271,000, or 1.9%, to $13.9 million for the year ended December 31, 2002 from $14.2 million for the comparable period in 2001. This decrease reflects a decrease in the average yield to 5.37% in 2002 from 5.98% in 2001. This decrease is offset by a $23.0 million, or 9.7% increase in average invested assets, from $236.9 million in 2001 to $259.9 million in 2002. The increase in average invested assets reflects net assets invested of $37.5 million from the proceeds received from the public offering in June 2002.

      Specialty risk management operations generated a pre-tax loss of ($1.1) million for the year ended December 31, 2002 compared to a pre-tax loss of ($7.6) million for the comparable period in 2001. The Company’s loss and loss adjustment expense ratio improved by 9.0 points to 72.1% for the year ended December 31, 2002, from 81.1% for the comparable period in 2001. This improvement reflects the impact of the discontinued programs, an overall shift in the mix of business towards the workers’ compensation line of business, which had an accident year loss ratio of 67.4% in 2002 and represented 55.6% of net earned premium

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

in 2002, compared to 42.4% of net earned premium in 2001. Also contributing to the improvement was the impact of rate increases achieved in 2002 and 2001 of 15.7% and 18.2%, respectively.

      For the year ended December 31, 2002, the Company reported net adverse development on loss and LAE of $6.1 million, or 3.1% of net loss and LAE reserves. The adverse development reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2002 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2002. The major components of this development are as follows:

      Continuing Programs:

•	The continuing programs contributed net favorable development of $515,000 on reserves of $79.9 million related to accident years 2001 and prior. This favorable development reflects better than expected claims activity on both workers’ compensation programs and liability occurrence programs that contributed $2.8 million, and $780,000, respectively to the net favorable development. As a result of reducing the number of outside third party administrators and by bringing the claims handling in-house, the Company was able to reduce reserves for claims handling by $1.5 million. These favorable results were partially offset by $2.3 million of adverse development in automobile liability, $908,000 in general liability, $1.1 million in claims made coverage for medical malpractice, and $344,000 in property exposures. The adverse development in these lines of business was the result of a higher level of actual claims activity than had been previously anticipated.

      Discontinued and Terminated Programs:

•	The programs that were discontinued that had aggregate stop loss provisions, lack of risk sharing or proven actuarial experience, and the surety line of business accounted for $3.3 million of the adverse development on reserves of $33.3 million related to accident years 2001 and prior. This adverse development reflected higher than expected claims reported and paid in automobile liability of $1.5 million, $1.6 million in liability occurrence programs, and $291,000 in workers’ compensation.

•	The programs that were terminated in late 2000 and in 2001 to reduce leverage ratios accounted for $3.3 million of the adverse development on reserves of $61.5 million related to accident years 2001 and prior. This adverse development primarily reflects higher than expected claims reported and paid in automobile liability of $1.4 million, $1.3 million in general liability, and $1.2 million in claims made liability. This adverse development was partially offset by favorable development on workers’ compensation programs of $861,000.

      This increase in incurred losses on both discontinued and terminated programs reflects a higher level of reported and paid claims, as well as an increase in underlying case reserves on discontinued business. Management believes the increase in incurred losses, which includes both case and paid losses, is the result of recent changes in claims management on these programs that includes claim audits, centralization of claims handling, and the aggressive closing of claim files. These actions caused changes in payment and development patterns which no longer follow the Company’s historical or industry development patterns. Traditional actuarial methods may be causing these actions to be viewed as an indication of a need for higher expected ultimate loss selections, rather than stronger underlying case reserves or acceleration in the payment and reported incurred patterns.

      At December 31, 2002, the Company recorded management’s best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, which was $193.1 million. Reserves are reviewed by both internal and independent actuaries for adequacy on a periodic basis. When reviewing reserves, the Company analyzes historical data and estimates the impact of various factors such as (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is not a precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by multiple factors.

      Since 1995, the Company’s calendar year development on prior reserves ranged from favorable development of 0.7% in 1995 to adverse development of 17.9% in 1999. Adverse development during years ended December 31, 1998 through December 31, 2002 averaged 11.7%. This unusually high level of adverse development reflects the impact of isolated deviations in the Company’s business model. The deviations included programs that lacked historical loss experience and/or risk sharing and resulted in significant changes in the expected loss ratios as the actual claims emerged. Furthermore, the use of aggregate stop loss provisions, which also deviated from the Company’s business model, had an impact on reserve development. In a program with an aggregate stop loss provision the initial expected loss ratio used in program development and the establishment of premium rates assumed that the projected experience of the program would be below the aggregate attachment point. Since the independent producer of the business was compensated as a percentage of premium and had limited financial risk for underwriting results, these programs experienced rapid growth without meeting the Company’s historical underwriting guidelines. The initial reserves were established based upon these initial expected loss ratios. As claims started to be reported, it became apparent that the expected loss ratios were too low and reserves were adjusted accordingly. As frequency of losses continued to outpace expectations and the aggregate attachment points were exceeded, additional reserve strengthening became necessary. As previously discussed, the Company took actions to discontinue these programs starting in late 1999, and the premiums relating to these programs were fully earned during the first half of 2002. Furthermore, at December 31, 2002, the uncertainty of future reserve development has been reduced as a result of aggressive claims handling and reserve strengthening. As previously discussed, during 2002, the Company’s continuing programs contributed favorable development of $515,000, or 0.6% of reserves related to those programs. However, there can be no certainty that there will not be additional losses in the future associated with these programs.

      The key assumptions used in management’s selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2002, 2001, and 2000.

      The Company’s expense ratio was 36.5% for the year ended December 31, 2002 compared to 36.0% for the comparable period in 2001. Due to the run-off of discontinued and terminated programs, gross premium is declining and, as a result, fixed costs as a percentage of revenue have temporarily increased the expense ratio.

     2001 compared to 2000:

      Revenues from specialty risk management operations increased $19.3 million, or 10.5%, to $204.0 million for the year ended December 31, 2001 from $184.7 million for the comparable period in 2000. This increase reflects 12.1% growth in net earned premiums to $163.7 million in the year ended December 31, 2001 from $146.0 million in the comparable period in 2000, and is the result of growth in existing programs both from increasing policy count and rate increases. These increases were partially offset by the impact of the purchase of a large quota share reinsurance treaty for several workers’ compensation programs and the decline in written premium from discontinued programs. Management fees grew $952,000, or 3.9%, to $25.5 million from $24.5 million. Primarily, this increase resulted from a profit sharing fee of $1.6 million related to the good experience achieved on a loss portfolio transfer and new business growth of $1.0 million, which were partially

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

offset by the reduction in fees related to discontinued or inactive managed programs. The remaining increase reflects a $513,000, or 3.8%, increase in investment income to $14.2 million in 2001 from $13.7 million in 2000. This increase reflects both a 1.8% increase in average invested assets, from operating cash flows, and a decrease in pre-tax yields to 5.64% in 2001 from 6.23% in 2000.

      Specialty risk management operations generated a pre-tax loss of ($7.6) million for the year ended December 31, 2001 compared to a pre-tax loss of ($24.3) million for the comparable period in 2000. This was the result of a decrease in the Company’s loss and loss adjustment expenses and operating expenses on specialty risk management operations. The Company’s loss and loss adjustment expense ratio was 81.1% for the year ended December 31, 2001 compared to 90.9% for the comparable period in 2000. The net loss in 2001 reflects the impact of adverse development of $14.4 million on net reserves. The adverse development reflects $5.2 million related to unprofitable discontinued programs, $4.5 million related to the provision for uncollectible reinsurance on CSC and HIH, and the remaining development related to claims activity on the automobile liability line of business. The 2000 results reflected significant adverse development related to the discontinued programs mentioned above.

      The Company’s expense ratio was 36.0% for the year ended December 31, 2001 compared to 35.9% for the comparable period in 2000.

Agency Operations

      The following table sets forth the revenues and results from agency operations (in thousands):

	For the Years Ended December 31,

	2002	2001	2000

Net commission	$14,330	$15,706	$17,234
Pre-tax income*	$6,131	$5,348	$4,115

*	Excluding the allocation of corporate overhead.

2002 compared to 2001:

      Revenue from agency operations, which consists primarily of agency commission revenue, decreased $1.4 million, or 8.8%, to $14.3 million for the year ended December 31, 2002 from $15.7 million for the comparable period in 2001. This decrease reflects the sale of a Florida-based agency, effective July 1, 2001. Excluding revenue related to this agency for the twelve months ended December 31, 2001, revenues for the agency operations would have increased 4.6%.

      Agency operations generated pre-tax income of $6.1 million for the year ended December 31, 2002 compared to $5.3 million for the comparable period in 2001. The improvement in the pre-tax margin is the result of rate increases and overall expense reductions.

2001 compared to 2000:

      Revenue from agency operations decreased $1.5 million, or 8.9%, to $15.7 million for the year ended December 31, 2001 from $17.2 million for the comparable period in 2000. This decrease reflects the sale of a Florida-based agency effective, July 1, 2001. Excluding revenue related to this agency for both periods, agency revenue would have decreased 2.2%. This decrease in agency commissions primarily relates to the sale of business to a former employee, for which there was a corresponding reduction in salary and administrative costs.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

      Agency operations generated pre-tax income of $5.3 million for the year ended December 31, 2001 compared to $4.1 million for the comparable period in 2000. The improvement in agency operations reflects improved margins as a result of expense management initiatives.

     Other Items

     Taxes

      Federal income tax expense for 2002 was $431,000, or 20.7% of income before taxes. For 2001 and 2000, the Company reflected a federal income tax benefit of $3.6 million and $10.1 million, or 35.6%, and 36.7% of loss before taxes, respectively. The Company’s effective tax rate differs from the 34% statutory rate primarily due to tax-exempt investment income. Changes in the effective rate over prior periods are related to changes in the proportion of tax-exempt investment income to total underwriting results and elimination of goodwill amortization.

     Interest Expense

      Interest expense for 2002, 2001, and 2000 was $3.0 million, $4.5 million, and $5.1 million, respectively. This interest expense relates primarily to the Company’s line of credit. The average debt outstanding was approximately $44 million, $54 million, and $51 million in 2002, 2001, and 2000, respectively. The average interest rate was approximately 7%, 8%, and 9%, in 2002, 2001, and 2000, respectively.

Liquidity and Capital Resources

      The principal sources of funds for the Company and its subsidiaries are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. The Company generates operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $10.0 million in 2002. These earnings were available for debt service, including interest.

      Cash flow provided by operations was $1.8 million in 2002, compared to cash flow used in operations of $2.8 million in 2001. Cash flow provided by operations in 2000 was $24.0 million. The increase in cash flow from operations, primarily reflects an increase in earnings, acceleration of collections on reinsurance recoverables, the cash receipt of $8.2 million associated with the cancellation of the surplus relief treaty in 2002, and increased collections on premium and agent receivable balances. The decrease in cash flow in 2001 reflected the acceleration in the payment of previously reserved claims, which more than offset the growth in gross and net written premiums. The positive cash flow in 2000 reflects growth in gross and net written premium and the strengthening of case and incurred but not reported (“IBNR”) reserves that did not require immediate cash payments.

      On June 6, 2002, the Company sold 18,500,000 shares of newly issued common stock at $3.10 per share in a public offering. On June 21, 2002, the underwriters exercised their over-allotment option to acquire 2,775,000 of additional shares of the Company’s common stock. After deducting underwriting discounts, commissions, and expenses, the Company received net proceeds from the offering of $60.5 million. The Company contributed $37.5 million to the surplus of Star, $20.0 million was used to reduce the outstanding balance on the Company’s line of credit, and the remaining balance will be used for general corporate purposes.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

      On September 25, 2002, the Company successfully executed a revised credit agreement with its existing bank. The revised agreement includes a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The term loan calls for quarterly amortization of the principal beginning on October 1, 2002 until July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.2 million on October 1, 2002 and January 1, 2003; $1.0 million on April 1, 2003 and July 1, 2003; $1.5 million on October 1, 2003; and $1.2 million for the remaining quarterly amortization payments in 2004, 2005, and 2006, with a final payment of $1.5 million on July 1, 2006. The revolving line of credit will expire on July 1, 2004, and is thereafter renewable on an annual basis. At December 31, 2002, the Company had an outstanding balance of $18.8 million and $5.3 million on the term loan and revolving line of credit, respectively.

      Pursuant to the terms of the loan agreement, the Company made a principal payment of $1.2 million on October 1, 2002. Subsequent to December 31, 2002, the Company paid in full the amount outstanding on the revolving line of credit. In addition, the Company paid the $1.2 million principal payment due on January 1, 2003, pursuant to the terms of the loan agreement.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. The most restrictive covenant is the fixed charge coverage ratio. The fixed coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. This ratio at December 31, 2002, was 2.9 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

      As of December 31, 2002, the Company was in compliance with all debt covenants.

      A non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings of up to 80% of the accounts receivable, which collateralize the line of credit. The line will expire on May 14, 2003. Management expects to renegotiate the line of credit prior to its expiration. The line bears interest at the Prime Rate, which was 4.25% and 4.75% at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, $4.9 million and $3.8 million, respectively, were outstanding under this line of credit.

      In addition, the Company had an outstanding subordinated promissory note payable in the amount of $3.5 million, due June 30, 2003, which bore interest at a rate of 6.673% plus a Eurocurrency margin. As of December 31, 2002, the Eurocurrency margin was 1.25%. On January 14, 2003, the Company paid in full the $3.5 million subordinated promissory note.

      At December 31, 2002, one letter of credit was open in the amount of $100,000 which was provided as collateral for an insurance subsidiary’s obligations under a reinsurance agreement. There were no letters of credit open as of December 31, 2001.

      As of December 31, 2002 and 2001, the recorded values of the Company’s investment portfolio, including cash and cash equivalents, were $286.1 million and $233.7 million, respectively. The debt securities in the

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

investment portfolio, at December 31, 2002, were 91.7% investment grade A or above bonds as defined by Standard and Poor’s.

      As a result of the Company’s public offering, shareholders’ equity increased to $147.4 million, or a book value of $4.98 per common share, at December 31, 2002 compared to $80.3 million, or a book value of $9.44 per common share, at December 31, 2001.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. As of December 31, 2002, the Company repurchased and retired 195,700 shares of common stock for a total cost of approximately $455,000. As of March 20, 2003, the Company repurchased and retired an additional 187,300 shares of common stock for a total cost of approximately $448,000.

      The Board of Directors of the Company did not declare a dividend in 2002. The Board of Directors considers whether a dividend will be declared based on a variety of factors, including but not limited to, the Company’s cash flow, liquidity needs, results of operations and financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its subsidiaries. The Company did not receive any dividends from its regulated insurance subsidiaries in 2002.

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is dictated by Michigan insurance regulatory guidelines, which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined insurance companies’ surplus. Based upon the 2002 statutory financial statements, Star may only pay dividends to the Company during 2003 with the prior approval of Michigan Office of Financial and Insurance Services (“OFIS”). Star’s earned surplus position at December 31, 2002 was negative $24.3 million. No dividends were paid in 2002 or 2001.

      The Insurance Company Subsidiaries are required to maintain certain deposits with regulatory authorities, which totaled $89.8 million at December 31, 2002, and $71.9 million at December 31, 2001.

Regulatory and Rating Issues

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. As previously indicated, the Company contributed $37.5 million to the surplus of Star during the second quarter of 2002. The premium leverage ratios as of December 31, 2002, on a statutory consolidated basis, were 2.0 to 1 and 1.5 to 1 on a gross and net written premium basis, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

      At December 31, 2002, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $93.8 million and $51.6 million at December 31, 2002 and 2001, respectively. The calculated RBC was $24.8 million in 2002 and $29.7 million in 2001. The threshold requiring the minimum regulatory involvement was $49.7 in 2002 and $59.5 million in 2001.

      The 2001 RBC ratio for Star was within Company Action Level and the Company was required to submit a Business Plan to OFIS outlining how it intended to achieve compliance. The Business Plan was approved by OFIS. The Company complied with the Business Plan when it sold 21,275,000 shares of newly issued common stock at $3.10 per share in a public offering in June 2002. Of the $60.5 million in total net proceeds, $37.5 million was contributed to the surplus of Star as of June 30, 2002. As a result, at December 31, 2002, each of the Insurance Company Subsidiaries’ RBC is above the minimum threshold requirement.

      The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries or possible further review from individual state insurance commissioners.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

      In 2002, the Insurance Company Subsidiaries generated certain ratios that varied from the “usual value” range. The variations and reasons for these variations are set forth below:

Ratio	Usual Range	Value

Company: Star
Change in Net Writings	<33% or >–33%	–35	%(1)
Two-year Overall Operating Ratio	Under 100%	102	%(2)
Liabilities to Liquid Assets	Under 105%	116	%(3)
Investment Yield	<10% or >4.5%	4.4	%(4)
Change in Policyholders’ Surplus	<50% or >–10%	66	%(5)
Two-year Reserve Development to Surplus	Under 20%	24	%(6)
Company: Williamsburg
Change in Net Writings	<33% or >–33%	188	%(7)
Two-year Overall Operating Ratio	Under 100%	119	%(8)
Company: Ameritrust
Change in Net Writings	<33% or >–33%	66	%(9)
Estimated Current Reserve Deficiency to Surplus	Under 25%	39	%(10)

(1)	The reduction in Star’s net written premium reflects the termination of unprofitable business, specifically in the commercial automobile line of business. As part of the plan to reduce both gross and net leverage ratios, the Company cancelled two large commercial automobile programs effective December 31, 2001. Excluding these items, Star’s Change in Net Writings ratio would have been within the usual range at -7.7%.

(2)	The overall operating ratio in 2002 was 99%. While this was an improvement from the overall operating ratio for 2001 of 103%, the Two-year Overall Operating Ratio was slightly above the usual range. The improvement in the 2002 ratio was a result of rate increases obtained and the run-off of unprofitable discontinued programs.

(3)	While this ratio showed improvement from 151% at 2001 to 116% at 2002, it continues to be negatively impacted by the exclusion of the value of affiliated common stocks, as the value of affiliated common stocks is not considered in the ratio.

(4)	Statutory net investment income was lower in 2002 due to an $8.2 million decrease in shareholder dividends from subsidiaries. Dividends from subsidiaries totaled $1.8 million in 2002, compared to $10.0 million in 2001. Investment yield was also lower in 2002 due to lower yield rates on securities overall.

(5)	Change in Policyholders’ Surplus was favorably impacted by the Company’s public offering of newly issued shares of common stock in June 2002. Of the $60.5 million in total net proceeds, $37.5 million was contributed to the surplus of Star as of June 2002.

(6)	The Two-year Reserve Development to Surplus Ratio reflects development in 2001 on unprofitable programs, which have been discontinued. Excluding the 2001 adverse development on discontinued programs, the ratio would have been within the usual range at 9%.

(7)	The growth in the net written premium on Williamsburg was high for the year primarily due to three growing programs: one workers’ compensation and two general liability programs. These programs generated $1,469,000 of the total $1,643,000 increase in net written premium for 2002, creating the high ratio for the year.

(8)	The primary factor contributing to the high value of the Two-Year Overall Operating Ratio was incurred loss development and a net increase in expenses related to discontinued business. Excluding discontinued

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

business, Williamsburg’s Two-Year Overall Operating Ratio would have been within the usual range at 79%.

(9)	This ratio was impacted by the cancellation of a surplus relief reinsurance treaty. Excluding the effect of the cancellation of this treaty, the Change in Net Writings would have been within the usual range at -27%.

(10)	The Estimated Current Reserve Deficiency to Policyholders’ Surplus was also impacted by the cancellation of the surplus relief reinsurance treaty. Excluding the effect of the cancellation of this treaty, the Estimated Current Reserve Deficiency to Policyholders’ Surplus would have been within the acceptable range at -28%.

      On June 26, 2002, A.M. Best upgraded the Insurance Company Subsidiaries financial strength rating to a “B+” (Very Good) with a positive outlook. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level. The upgrade reflects A.M. Best’s positive assessment of the Company’s improved financial condition as a result of the issuance of new common shares and its debt reduction. However, there can be no assurance that A.M. Best will not change its rating of the Insurance Company Subsidiaries in the future.

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

      Reinsurance does not legally discharge an insurer from its primary liability for the full amount of risks assumed under insurance policies it issues, but it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In its selection of reinsurers, the Company evaluates the financial stability of its prospective reinsurers. To date, the Company has not, in the aggregate, experienced material difficulties in collecting reinsurance recoverables other than those balances related to CSC and HIH, as discussed previously, and for which allowances have been established. No assurance can be given regarding the future ability of any of the Company’s reinsurers to meet their obligations. The following table sets forth information relating to the Company’s five largest reinsurers (other than client captive quota-share reinsurers) as of December 31, 2002:

	Reinsurance Premium Ceded	Reinsurance Recoverable	A.M. Best
Reinsurer	December 31, 2002	December 31, 2002	Rating

	(In thousands)	(In thousands)
Accident Fund Company of Michigan	$5,515	$4,118	A
General Reinsurance Company	3,037	937	A++
American National Insurance Company	2,601	—	A+
Lloyds Syndicate #227	1,579	9,812	Ag
XL Reinsurance America	1,417	3,729	A+

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At December 31, 2002, the Company had

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

risk exposure in excess of collateral in the amount of $11.6 million on these programs, of which the Company has an allowance of $6.8 million related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. Management believes this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations.

New Accounting Pronouncements

      Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting December 15, 2001 or thereafter, eliminates the amortization of goodwill. In addition, the Company is required to test, at least annually, all existing goodwill for impairment using a fair value approach, on a reporting unit basis. Also pursuant to SFAS No. 142, the Company is required to test for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Upon implementation of SFAS No. 142 in 2002, the Company is no longer amortizing goodwill. Net income would have increased by $1,561,000 and $1,942,000 in 2001 and 2000, respectively, if the amortization of goodwill had ceased as of January 1, 2000.

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

      FASB has issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”, for periods starting after December 15, 2003 or thereafter. SFAS No. 148 provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No 123, “Accounting for Stock-Based Compensation”, and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date. Management is currently evaluating the alternatives provided under SFAS No. 148.

Recent Developments

      On March 14, 2003, the Company reported that Joseph C. Henry, Executive Vice President, Chief Operating Officer, and Acting Chief Financial Officer, is leaving the Company. Karen M. Spaun, the Company’s Chief Accounting Officer, has been named Acting Chief Financial Officer. Gregory L. Wilde, Senior Vice President of the Company’s branch operations, has assumed additional corporate and operational responsibilities and will be appointed President of Insurance Company Subsidiaries.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Safe Harbor

      This Form 10-K may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of the Company’s management, including, but not limited to, those statements that use the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectibility of reinsurance; increased rate pressure on premiums; obtainment of certain rate increases in current market conditions; investment rate of return; changes in and adherence to insurance regulation; actions taken by regulators, rating agencies or lenders; obtainment of certain processing efficiencies; changing rates of inflation; general economic conditions and other risks identified in the Company’s reports and registration statements filed with the Securities and Exchange Commission. The Company is not under any obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Item 7A.     Qualitative and Quantitative Disclosures about Market Risk

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of the Company’s primary risk exposures and how those exposures are currently managed as of December 31, 2002. The Company’s market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

      Interest rate risk is managed within the context of asset and liability management where the target duration of the investment portfolio is managed to approximate that of the liabilities as determined by actuarial analysis.

      At December 31, 2002, the fair value of the Company’s investment portfolio was $246.7 million, 99.3% of which is invested in debt securities. The remaining 0.7% is invested in preferred stocks. The Company’s market risk to the investment portfolio is interest rate risk associated with debt securities. The Company’s exposure to equity price risk is not significant. The Company’s investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. During the year, the Company continued to increase its allocation to taxable securities to maximize after-tax income and the utilization of the Company’s NOL. For the Company’s investment portfolio, there were no significant changes in the Company’s primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2001. The Company does not anticipate significant changes in the Company’s primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

      A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In the Company’s sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. The term “near term” means a period of up to one year from the date of the consolidated financial statements. In its sensitivity model, the Company uses fair values to measure its potential loss of debt securities assuming an upward parallel shift in interest rates to measure the hypothetical change in fair values. Based upon this sensitivity model, a 100 basis point increase in interest rates produces a loss in fair value of market sensitive instruments of approximately $7.5 million. This loss in fair value only reflects the impact of interest rate increases on the fair value of the Company’s debt securities. This loss after tax constitutes 3.3% of shareholders’ equity. The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Item 8.     Financial Statements and Supplementary Data

      See list of Financial Statement Schedules on page 35. The financial statements listed on page 35 including footnote 18 on page 62 of the notes to the consolidated financial statements.

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

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2003, which is hereby incorporated by reference.

Item 11.     Executive Compensation

      The information required by this item is included under the captions “Executive Compensation”, “Compensation of Directors”, and “Employment Contracts” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2003, which are hereby incorporated by reference; information under the captions “Report of Compensation Committee of the Board on Executive Compensation” and “Performance Graph” are furnished pursuant to this Item 11 but shall not be deemed filed.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2003, which is hereby incorporated by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is included under the caption “Certain Transactions with Management” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2003, which is hereby incorporated by reference.

Item 14.     Controls and Procedures

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information relating to the Company (including its consolidated subsidiaries) required to be included in this annual report has been made known in a timely manner. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation by the Company’s Chief Executive Officer and Acting Chief Financial Officer.

MEADOWBROOK INSURANCE GROUP, INC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (A) The following documents are filed as part of this Report:

		Page

1.	List of Financial Statements:
	Report of PricewaterhouseCoopers LLP, Independent Accountants	40
	Consolidated Balance Sheet — December 31, 2002 and 2001	41
	Consolidated Statement of Income — For Years Ended December 31, 2002, 2001, and 2000	42
	Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2002, 2001, and 2000	43
	Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2002, 2001, and 2000	44
	Consolidated Statement of Cash Flows — For Years Ended December 31, 2002, 2001, and 2000	45
	Notes to Consolidated Financial Statements	46-69
2.	Financial Statement Schedule
	Schedule I Summary of Investments Other Than Investments in Related Parties	72
	Schedule II Condensed Financial Information of Registrant	73-76
	Schedule III Supplementary Insurance Information	77-79
	Schedule IV Reinsurance	80
	Schedule V Valuation and qualifying accounts	81
	Schedule VI Supplemental Information Concerning Property and Casualty Insurance Operations	82
	Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements and Notes thereto
3.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K

      (B) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on October 1, 2002, announcing the execution of a revised credit facility with its existing bank. A copy of the credit agreement was included by exhibit.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Meadowbrook Insurance Group, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Meadowbrook Insurance Group, Inc. (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for goodwill in conformity with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which was adopted as of January 1, 2002.

Grand Rapids, Michigan

February 23, 2003

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,

	2002	2001

	(In thousands, except
	share data)
ASSETS
Investments
Debt securities available for sale, at fair value (cost of $231,876 and $193,020 in 2002 and 2001, respectively)	$244,861	$197,634
Equity securities available for sale, at fair value (cost of $1,980 and $2,757 in 2002 and 2001, respectively)	1,804	2,787

Total investments	246,665	200,421
Cash and cash equivalents	39,385	33,302
Accrued investment income	2,800	2,577
Premiums and agent balances receivable (net of allowance of $4,747 and $4,932 in 2002 and 2001, respectively)	71,420	78,171
Reinsurance recoverable on:
Paid losses	20,396	26,515
Unpaid losses	181,817	195,943
Prepaid reinsurance premiums	18,115	37,852
Deferred policy acquisition costs	12,140	13,953
Deferred federal income taxes	19,099	24,506
Goodwill	28,997	28,997
Other assets	34,005	45,651

Total assets	$674,839	$687,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$374,933	$394,596
Unearned premiums	68,678	94,002
Debt	32,497	54,741
Accounts payable and accrued expenses	18,665	22,185
Reinsurance funds held and balances payable	16,199	26,887
Payable to insurance companies	8,358	5,840
Other liabilities	8,114	9,321

Total liabilities	527,444	607,572

Commitments and contingencies (note 13)
Shareholders’ Equity
Common stock, $0.01 stated value; authorized 50,000,000 shares; 29,591,494 and 8,512,194 shares issued and outstanding	296	85
Additional paid-in capital	127,429	67,948
Retained earnings	12,073	10,034
Note receivable from officer	(876)	(824)
Accumulated other comprehensive income:
Unrealized appreciation on available for sale securities, net of deferred tax expense of $4,336 and $1,571 in 2002 and 2001, respectively	8,473	3,073

Total shareholders’ equity	147,395	80,316

Total liabilities and shareholders’ equity	$674,839	$687,888

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenues
Premiums earned
Gross	$208,961	$293,650	$310,697
Ceded	(63,578)	(129,985)	(164,697)

Net earned	145,383	163,665	146,000
Net commissions and fees	37,581	40,675	41,251
Net investment income	13,958	14,228	13,715
Net realized gains on disposition of investments	666	735	540
Gain (loss) on sale of subsidiary	199	(1,097)	—

Total revenues	197,787	218,206	201,506

Expenses
Losses and loss adjustment expenses	171,226	247,122	289,588
Reinsurance recoveries	(72,492)	(121,939)	(161,969)

Net losses and loss adjustment expenses	98,734	125,183	127,619
Salaries and employee benefits	37,659	44,179	43,038
Policy acquisition and other underwriting expenses	33,635	31,662	25,422
Other operating expenses	23,016	22,778	27,894
Interest on notes payable	3,021	4,516	5,135
Gain on debt reduction	(359)	—	—

Total expenses	195,706	228,318	229,108

Income (loss) before taxes	2,081	(10,112)	(27,602)

Federal income tax expense (benefit)	431	(3,602)	(10,129)

Net income (loss)	$1,650	$(6,510)	$(17,473)

Earnings Per Share
Basic
Net income (loss)	$0.08	$(0.76)	$(2.05)
Diluted
Net income (loss)	$0.08	$(0.76)	$(2.05)
Weighted average number of common shares
Basic	20,543,878	8,512,186	8,511,834
Diluted	20,543,878	8,512,186	8,511,834

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands)
Net income (loss)	$1,650	$(6,510)	$(17,473)
Other comprehensive income, net of tax:
Unrealized gains on securities	5,889	2,979	4,454
Less: reclassification adjustment for losses included in net income	(489)	(1,331)	(356)

Other comprehensive income	5,400	1,648	4,098

Comprehensive income (loss)	$7,050	$(4,862)	$(13,375)

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	For the Years ended December 31, 2002, 2001, and 2000

					Accumulated
		Additional		Note	Other	Total
	Common	Paid-In	Retained	Receivable	Comprehensive	Shareholders’
	Stock	Capital	Earnings	from Officer	Income	Equity

	(In thousands)
Balances January 1, 2000	$85	$67,907	$35,809	$(720)	$(2,673)	$100,408
Unrealized appreciation on available for sale securities	—	—	—	—	4,098	4,098
Dividends declared at $0.12 per share	—	—	(1,021)	—	—	(1,021)
Issuance of 34,718 shares of common stock	—	177	—	—	—	177
Retirement of 34,365 shares of common stock	—	(157)	(6)	—	—	(163)
Tax benefit of stock option exercises	—	1	—	—	—	1
Note receivable from officer	—	—	—	(52)	—	(52)
Net loss	—	—	(17,473)	—	—	(17,473)

Balances December 31, 2000	85	67,928	17,309	(772)	1,425	85,975
Unrealized appreciation on available for sale securities	—	—	—	—	1,648	1,648
Dividends declared at $0.09 per share	—	—	(766)	—	—	(766)
Issuance of 1,400 shares of common stock	—	27	—	—	—	27
Retirement of 1,214 shares of common stock	—	(8)	1	—	—	(7)
Tax benefit of stock option exercises	—	1	—	—	—	1
Note receivable from an officer	—	—	—	(52)	—	(52)
Net loss	—	—	(6,510)	—	—	(6,510)

Balances December 31, 2001	85	67,948	10,034	(824)	3,073	80,316
Unrealized appreciation on available for sale securities	—	—	—	—	5,400	5,400
Issuance of 21,275,000 shares of common stock (net)	213	60,303	—	—	—	60,516
Retirement of 195,700 shares of common stock	(2)	(822)	389	—	—	(435)
Note receivable from an officer	—	—	—	(52)	—	(52)
Net income	—	—	1,650	—	—	1,650

Balances December 31, 2002	$296	$127,429	$12,073	$(876)	$8,473	$147,395

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$1,650	$(6,510)	$(17,473)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of goodwill and other intangible assets	15	2,336	2,097
Depreciation of furniture and equipment	2,408	2,785	3,134
Net accretion of discount on bonds	700	26	(59)
Gain on sale of investments	(741)	(2,017)	(540)
Gain on debt reduction	(359)	—	—
Deferred income tax expense (benefit)	2,642	(3,633)	(9,075)
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	6,750	951	6,586
Reinsurance recoverable on paid and unpaid losses	20,245	(37,071)	(69,592)
Prepaid reinsurance premiums	19,736	18,002	(13,781)
Deferred policy acquisition costs	1,813	(7,329)	3,406
Other assets	5,640	(546)	(9,238)
Increase (decrease) in:
Losses and loss adjustment expenses	(19,663)	52,772	112,580
Unearned premiums	(25,324)	(140)	4,047
Payable to insurance companies	2,518	(13,286)	(4,606)
Reinsurance funds held and balances payable	(10,688)	(11,284)	8,600
Other liabilities	(5,559)	2,167	7,895

Total Adjustments	133	3,733	41,454

Net cash provided by (used in) operating activities	1,783	(2,777)	23,981

Cash Flows From Investing Activities
Purchase of equity securities available for sale	—	(450)	(236)
Purchase of debt securities available for sale	(162,327)	(110,906)	(68,486)
Proceeds from sale of equity securities available for sale	900	15,189	1,049
Proceeds from sales and maturities of debt securities available for sale	123,416	83,510	92,985
Capital expenditures	(658)	(1,381)	(3,043)
Purchase of agency business and investments in subsidiaries	(221)	—	(5,158)
Sale of subsidiaries	—	3,752	—
Cash advance to agent	(1,002)	—	—
Net cash deposited in funds held	5,215	(12,790)	—

Net cash (used in) provided by investing activities	(34,677)	(23,076)	17,111

Cash Flows From Financing Activities
Proceeds from lines of credit	19,710	12,780	52,328
Payment of lines of credit	(41,595)	(11,052)	(57,778)
Book overdraft	832	1,642	(1,459)
Dividend paid on common stock	—	(1,021)	(1,021)
Net proceeds from issuance of common stock	60,516	—	—
Retirement of common stock	(486)	(32)	(37)

Net cash provided by (used in) financing activities	38,977	2,317	(7,967)

Increase (decrease) in cash and cash equivalents	6,083	(23,536)	33,125
Cash and cash equivalents, beginning of year	33,302	56,838	23,713

Cash and cash equivalents, end of year	$39,385	$33,302	$56,838

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,681	$3,671	$5,135
Income taxes received, net of paid	$(1,842)	$(1,176)	$(228)
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Tax benefit from stock options	$—	$1	$1

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

Principles of Consolidation

      The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company (“Savers”), Williamsburg National Insurance Company (“Williamsburg”), and Ameritrust Insurance Corporation (“Ameritrust”), which collectively are referred to as the Insurance Company Subsidiaries, and American Indemnity Insurance Company, Ltd. (“American Indemnity”) and Preferred Insurance Company, Ltd. (“PICL”). The consolidated financial statements also include Meadowbrook, Inc. (“Meadowbrook”) and its subsidiaries, and Crest Financial Corporation (“Crest”) and its subsidiaries.

Business

      The Company, through its subsidiaries, is engaged primarily in developing and managing alternative risk management programs for defined client groups and their members. This includes providing services, such as reinsurance brokering, risk management consulting, claims handling, administrative services, along with various types of property and casualty insurance coverage, including workers’ compensation, general liability and commercial multiple peril. The Company, through its Insurance Company Subsidiaries, issue insurance policies for risk-sharing and fully insured programs. The Company retains underwriting risk in these insurance programs, which may result in fluctuations in earnings. The Company also operates retail insurance agencies, which primarily places commercial insurance as well as personal property, casualty, life and accident and health insurance with multiple insurance carriers. The Company does not have significant exposures to environmental/asbestos and catastrophic coverages. Insurance coverage is primarily provided to associations or similar groups of members, commonly referred to as programs.

      On June 6, 2002, the Company sold 18,500,000 shares of newly issued common stock at $3.10 per share in a public offering. On June 21, 2002, the underwriters exercised their over-allotment option to acquire 2,775,000 of additional shares of the Company’s common stock. After deducting underwriting discounts, commissions, and expenses, the Company received net proceeds from the offering of $60.5 million. The Company utilized $57.5 million of the $60.5 million raised in its public offering to pay down its line of credit by $20.0 million and to contribute $37.5 million to the surplus of Star.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

      The Company’s investment securities at December 31, 2002 and 2001 are classified as available for sale. Investments classified as available for sale securities are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes.

      Realized gains or losses on sale or maturity of investments are determined on the basis of specific costs of the investments. Dividend and interest income are recognized when earned. Discount or premium on debt securities purchased at other than par value is amortized using the constant yield method. Investments with other than temporary declines in fair value are written down to estimated fair value and the related realized losses recognized in income. There were $75,000 and $1.3 million in impaired investments written down in 2002 and 2001, respectively and none in 2000.

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

Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting December 15, 2001 or thereafter, eliminates the amortization of goodwill. In addition, the Company is required to test, at least annually, all existing goodwill for impairment using a fair value approach, on a reporting unit basis. Also pursuant to SFAS No. 142, the Company is required to test for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Upon implementation of SFAS No. 142 in 2002, the Company is no longer amortizing goodwill. See Note 11 for additional information regarding the effect of the adoption of SFAS No. 142.

      Prior to 2002, goodwill resulting from acquisitions was amortized on a straight-line basis over 15 to 20 years.

      During the fourth quarter of 2002, the Company purchased two unrelated agency books of business. The Company will amortize these intangible assets over their estimated lives based on the expected retention of the purchased books of business. These intangible assets have weighted average amortization period of an

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated two and a half years. At December 31, 2002, the gross carrying amount and accumulated amortization was $221,000 and $15,000, respectively. The Company did not have any other intangibles assets at December 31, 2001.

Losses and Loss Adjustment Expenses and Reinsurance Recoverables

      The liability for losses and loss adjustment expenses (“LAE”) represents (1) case basis estimates of reported losses and LAE on direct business, (2) actuarial estimates of incurred but not reported losses and LAE, and (3) estimates received from ceding reinsurers on assumed business. Such liabilities, by necessity, are based upon estimates and, while management believes that the amount accrued is adequate, the ultimate liability may be greater or less than the amount provided.

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

      The methods for making such estimates and for establishing the loss reserves and reinsurance recoverables are continually reviewed and updated. There were no changes in key assumptions during 2002.

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

      Commission and fee income are recorded on the later of the effective date or the billing date of the policies on which they were earned. Commission income is reported net of sub-broker commission expense. Commission and other adjustments are recorded when they occur and the Company maintains an allowance for estimated policy cancellations and commission returns.

      Realized gains or losses on sale or maturity of investments are determined on the basis of specific costs of the investments. Dividend and interest income are recognized when earned. Discount or premium on debt securities purchased at other than par value is amortized using the constant yield method. Investments with other than temporary declines in fair value are written down to estimated fair value and the related realized losses recognized in income.

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

Income Taxes

      The Company accounts for its income taxes under the asset and liability method. Deferred federal income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Realization of the deferred tax asset is dependent upon generating sufficient taxable income to absorb both the applicable reversing temporary differences and the net operating loss (“NOL”). At December 31, 2002, management concluded that the positive evidence supporting the generation of future taxable income sufficient to realize the deferred tax asset outweighed the negative evidence of the cumulative losses reported for the periods ended December 31, 1999, 2000, and 2001. This conclusion was based upon:

•	The current market conditions that supported the cumulative premium rate increases of 47% since the beginning of 2000 is expected to continue;

•	The accident year 2002 loss and LAE ratio was 67.5% relating to the Company’s continuing business, and there was little adverse development on 2001 and prior reserves related to continuing business as of December 31, 2002;

•	The completion of the Company’s exit from certain discontinued unprofitable programs. Exposures related to these programs were fully earned during the first half of 2002. Furthermore, the uncertainty of future reserve development appears to have been reduced by aggressive claims handling which reduced the number of pending claims, reserve strengthening incurred in 2002, and a claim by claim review conducted by the Company’s corporate claims department during the fourth quarter of 2002; and

•	Alternative tax strategies, which could generate capital gains from the potential sale of assets and/or subsidiaries.

Comprehensive Income

      Comprehensive income (loss) encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income and net unrealized capital gains or losses on available-for-sale securities.

Stock Options

      The Company applies the intrinsic value-based provisions set forth in APB Opinion No. 25. Under the intrinsic value method, compensation expense is determined on the measurement date, that is the first date on which both the number of shares the employee is entitled to receive, and the exercise price are known. Compensation expense, if any, resulting from stock options granted by the Company is determined based on the difference between the exercise price and the fair market value of the underlying common stock at the date of grant. The Company’s Stock Option Plan requires the exercise price of the grants to be at the current fair market value of the underlying common stock.

Earnings Per Share

      Basic earnings per share are based on the weighted average number of common shares outstanding during the year while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method. Outstanding options of 2,693,223, 1,582,716, and 1,288,644 for the periods ended December 31, 2002, 2001, and 2000, respectively, have been excluded from the diluted earnings per share as they were anti-dilutive. In addition, outstanding warrants of 300,000 for the period ended December 31, 2002, have been excluded from the diluted earnings per share as they were anti-dilutive.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

      Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting December 15, 2001 or thereafter, eliminates the amortization of goodwill. In addition, the Company is required to test, at least annually, all existing goodwill for impairment using a fair value approach, on a reporting unit basis. Also pursuant to SFAS No. 142, the Company is required to test for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Upon implementation of SFAS No. 142 in 2002, the Company is no longer amortizing goodwill. Net income would have increased by $1,561,000 and $1,942,000 in 2001 and 2000, respectively, if the amortization of goodwill had ceased as of January 1, 2000. See Note 11 for additional information regarding the effect of the adoption of SFAS No. 142.

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

      The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”, for periods starting after December 15, 2003 or thereafter. SFAS No. 148 provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, “Accounting for Stock-Based Compensation”, and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date. Management is currently evaluating the alternatives provided under SFAS No. 148.

Reclassifications

      Certain amounts in the 2001 and 2000 financial statements and notes to consolidated financial statements have been reclassified to conform to the 2002 presentation.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Investments

      The estimated fair value of investments in securities is determined based on published market quotations. The cost or amortized cost and estimated fair value of investments in securities at December 31, 2002 and 2001 are as follows (in thousands):

	December 31, 2002

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt Securities:
Debt securities issued by the U.S. government and agencies	$52,434	$3,033	$—	$55,467
Obligations of states and political subdivisions	26,845	2,136	—	28,981
Corporate securities	83,143	6,845	(470)	89,518
Mortgage-backed securities	69,454	1,443	(2)	70,895

Total Debt Securities available for sale	231,876	13,457	(472)	244,861
Equity Securities:
Preferred Stocks	1,980	—	(176)	1,804

Total Equity Securities available for sale	1,980	—	(176)	1,804

Total Securities available for sale	$233,856	$13,457	$(648)	$246,665

	December 31, 2001

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt Securities:
Debt securities issued by the U.S. government and agencies	$32,820	$776	$(29)	$33,567
Obligations of states and political subdivisions	34,974	1,008	(119)	35,863
Corporate securities	74,093	2,627	(508)	76,212
Mortgage-backed securities	51,133	859	—	51,992

Total Debt Securities available for sale	193,020	5,270	(656)	197,634
Equity Securities:
Preferred Stocks	2,757	85	(55)	2,787

Total Equity Securities available for sale	2,757	85	(55)	2,787

Total Securities available for sale	$195,777	$5,355	$(711)	$200,421

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Gross unrealized appreciation and depreciation on available for sale securities were as follows (in thousands):

	December 31,

	2002	2001

Unrealized appreciation	$13,457	$5,355
Unrealized depreciation	(648)	(711)

Net unrealized appreciation	12,809	4,644
Deferred federal income tax benefit	(4,336)	(1,571)

Net unrealized appreciation on investments, net of deferred federal income taxes	$8,473	$3,073

      The gross change, before tax expense, in unrealized appreciation on available for sale debt securities was $8,371,000 for 2002 and $2,508,917 for 2001. The gross change, before tax expense, in the unrealized (depreciation) appreciation on available for sale equity securities was $(206,000) and $19,852 in 2002 and 2001, respectively.

      The realized gains on the sale of available for sale debt securities and equity securities for the year ended December 31, 2002 were $618,597 and $122,652, respectively. The proceeds from these sales were $93.8 million and $0.9 million, respectively.

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

      The amortized cost and estimated fair value of available for sale debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$7,660	$8,013
Due after one year through five years	76,263	80,726
Due after five years through ten years	66,966	73,211
Due after ten years	11,533	12,016
Mortgage-backed securities	69,454	70,895

	$231,876	$244,861

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net investment income for the three years ended December 31, 2002, 2001, and 2000 was as follows (in thousands):

	2002	2001	2000

Investment Income On:
Debt securities	$12,572	$11,856	$11,058
Equity securities	230	523	655
Cash and cash equivalents	1,736	2,333	2,317

Total gross investment income	14,538	14,712	14,030
Less investment expenses	580	484	315

Net investment income	$13,958	$14,228	$13,715

      United States government obligations, municipal bonds, and bank certificates of deposit aggregating $89,767,585 and $71,864,423 were on deposit at December 31, 2002 and 2001, respectively, with state regulatory authorities or otherwise pledged as required by law or contract.

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

	For the Years Ended December 31,

	2002	2001	2000

Balance, beginning of year	$394,596	$341,824	$229,244
Less reinsurance recoverables	195,943	168,962	101,744

Net balance, beginning of year	198,653	172,862	127,500

Incurred related to:
Current year	92,644	110,797	107,371
Prior years	6,090	14,386	20,248

Total incurred	98,734	125,183	127,619

Paid related to:
Current year	23,247	26,312	26,896
Prior years	81,024	73,080	55,361

Total paid	104,271	99,392	82,257

Net balance, end of year	193,116	198,653	172,862
Plus reinsurance recoverables	181,817	195,943	168,962

Balance, end of year	$374,933	$394,596	$341,824

      As a result of adverse development on prior accident years’ reserves, the provision for loss and loss adjustment expenses increased by $6,090,000, $14,386,000, and $20,248,000 in calendar years 2002, 2001, and 2000, respectively.

      For the year ended December 31, 2002, the Company reported net adverse development on loss and LAE of $6.1 million, or 3.1% of net loss and LAE reserves. The adverse development reflected revisions in the

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated reserves as a result of actual claims activity in calendar year 2002 that differed from that which had been projected. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2002. The $6.1 million of adverse development reflects $6.6 million related to discontinued and terminated programs. Partially offsetting this adverse development is favorable development on continuing programs of $515,000.

      This increase in incurred losses on both discontinued and terminated programs reflects a higher level of reported and paid claims, as well as an increase in underlying case reserves on discontinued business. Management believes the increase in incurred losses, which includes both case and paid losses, is the result of recent changes in claims management on these programs that includes claim audits, centralization of claims handling, and the aggressive closing of claim files. These actions caused changes in payment and development patterns which no longer follow the Company’s historical or industry development patterns. Traditional actuarial methods may be causing these actions to be viewed as an indication of a need for higher expected ultimate loss selections, rather than stronger underlying case reserves or acceleration in the payment and reported incurred patterns.

      The $14.4 million of adverse development on net reserves in 2001 reflects $5.2 million relating to unprofitable discontinued programs, $4.5 million relating to the provision for uncollectible reinsurance on Connecticut Insurance Company (“CSC”) and HIH America Compensation & Liability Company (“HIH”), and the remaining development related to claims activity on the automobile liability line of business. Gross adverse development in 2001 was $30.8 million, primarily related to fronted programs that are ceded to well-capitalized reinsurers.

      The $20.2 million of adverse development on net reserves and $46.3 million of adverse development on gross reserves in 2000 reflects the impact of reserve strengthening, primarily from discontinued programs in which the actual claims activity, as well as the severity of such claims was greater than anticipated. Also affecting gross reserve development was adverse experience on two commercial automobile programs in which the Company retains little or minimal risk.

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

      The Company receives ceding commissions in conjunction with reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $8.7 million, $32.3 million, and $46.1 million in 2002, 2001, and 2000, respectively.

      At December 31, 2002, the Company had reinsurance recoverables for paid and unpaid losses of $202.2 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through Funds Withheld Trusts or Letters of Credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A+” A.M. Best rating and accounts for 42.6% of the total recoverable for paid and unpaid losses.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, the Company has an allowance of $980,000 and $1.1 million at December 31, 2001, related to balances due from HIH, a California domiciled insurance company, which was seized by the California Department of Insurance.

      At December 31, 2002, the Company also has an allowance of $3.7 million recorded related to reinsurance balances due from CSC, a Connecticut domiciled insurance company seized by the Connecticut Insurance Department. At December 31, 2001, the allowance relating to CSC was $3.5 million.

      The Company’s insurance subsidiaries maintain an excess reinsurance program designed to protect against large or unusual loss and LAE activity. The Company determines the appropriate amount of reinsurance based on the Company’s evaluation of the risks accepted and analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance.

      Under the workers’ compensation reinsurance program, the Company reinsures each loss in excess of $300,000 up to a limit of $20 million, under separate treaties. The first treaty covers losses in excess of $300,000 up to $500,000, and the second treaty reinsures losses in excess of $500,000 up to $20 million. In addition, the Company purchases coverage in excess of $20 million up to $50 million to protect itself in the event of a catastrophe.

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

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At December 31, 2002, the Company had risk exposure in excess of collateral in the amount of $11.6 million and $14.1 million at December 31, 2001, on these programs, of which the Company has an allowance of $6.8 million and $6.5 million at December 31, 2001, related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. Management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations.

      Reconciliations of direct to net premiums, on a written and earned basis, for 2002, 2001, and 2000 are as follows (in thousands):

	2002		2001		2000

	Written	Earned	Written	Earned	Written	Earned

Direct	$167,629	$195,186	$282,588	$277,516	$271,123	$262,069
Assumed	16,008	13,775	16,516	16,134	16,729	48,628
Ceded	(43,842)	(63,578)	(113,021)	(129,985)	(151,528)	(164,697)

Net	$139,795	$145,383	$186,083	$163,665	$136,324	$146,000

      One reinsurer, rated “A” by A.M. Best, accounts for 12.6% of ceded premiums in 2002.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Deferred Policy Acquisition Costs

      The following reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

	For the Years Ended December 31,

	2002	2001	2000

Balance, beginning of period	$13,953	$6,624	$10,030
Acquisition costs deferred	33,565	46,479	27,786
Amortized to expense during the period	(35,378)	(39,150)	(31,192)

Balance, end of period	$12,140	$13,953	$6,624

      The Company reduced deferred policy acquisition costs for premium deficiencies of $72,000 and $1,180,000, at December 31, 2001 and 2000, respectively. There were no premium deficiencies at December 31, 2002.

6.     Income Taxes

      The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,

	2002	2001	2000

Current tax (benefit) expense	$(2,211)	$31	$(1,054)
Deferred tax expense (benefit)	2,642	(3,633)	(9,075)

Total provision for income tax expense (benefit)	$431	$(3,602)	$(10,129)

      A reconciliation of the Company’s tax provision on income from operations to the U.S. federal income tax rate of 34% in 2002, 2001, and 2000 is as follows (in thousands):

	For the Years Ended December 31,

	2002	2001	2000

Tax provision at statutory rate	$708	$(3,438)	$(9,384)
Tax effect of:
Tax exempt interest	(367)	(710)	(1,491)
Other, net	90	546	746

Federal income tax expense (benefit)	$431	$(3,602)	$(10,129)

Effective tax expense (benefit) rate	20.7%	(35.6)%	(36.7)%

      Deferred federal income taxes, under SFAS No. 109 “Accounting for Income Taxes”, reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

	2002		2001

	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Unpaid losses and loss adjustment expenses	$11,263	$—	$10,704	$—
Unearned premium reserves	3,598	—	4,483	—
Unrealized gains on investments	—	4,336	—	1,571
Deferred policy acquisition expense	—	4,055	—	4,606
Allowance for doubtful accounts	1,580	—	2,184	—
Policyholder dividends	770	—	306	—
Alternate minimum tax credit	2,015	—	1,333	—
Net operating loss carryforward	7,751	—	11,763	—
Other	513	—	—	90

Total deferred taxes	27,490	8,391	30,773	6,267

Net deferred tax assets	$19,099		$24,506

      Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb both the applicable reversing temporary differences and the NOL (see Note 1 — Summary of Significant Accounting Policies). The NOL of $7.8 million will begin to expire in 2019.

7.     Debt

Term Loan and Revolving Line of Credit

      On September 25, 2002, the Company successfully executed a revised credit agreement with its existing bank. The revised agreement includes a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The term loan calls for quarterly amortization of the principal beginning on October 1, 2002 until July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.2 million on October 1, 2002 and January 1, 2003; $1.0 million on April 1, 2003 and July 1, 2003; $1.5 million on October 1, 2003; and $1.2 million for the remaining quarterly amortization payments in 2004, 2005 and 2006, with a final payment of $1.5 million on July 1, 2006. The revolving line of credit will expire on July 1, 2004, and is thereafter renewable on an annual basis. At December 31, 2002, the Company had an outstanding balance of $18.8 million and $5.3 million on the term loan and revolving line of credit, respectively. As part of the loan agreement, certain of the Company’s non-regulated subsidiaries guaranteed repayment of the credit facility and the Company pledged the stock of its non-regulated subsidiaries as collateral.

      In June 2002, prior to the revised credit agreement, the Company reached a settlement with its lead bank and paid $20.0 million from the proceeds of the public offering on its existing line of credit. This settlement resulted in a gain on debt reduction of $359,000, which was to the benefit of the Company.

      At December 31, 2001, the Company had a bank line of credit that permitted borrowings up to $47.5 million, of which $47.5 million was outstanding. The Company drew on this line of credit primarily to consummate the acquisitions made during 1997 through 1999. The Company also used the line of credit to fund operating expenses of the non-regulated subsidiaries and to make investments with the regulated subsidiaries.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. The most restrictive covenant is the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. The fixed coverage ratio, at December 31, 2002, was 2.9 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

      As of December 31, 2002, the Company was in compliance with all debt covenants.

      As of December 31, 2002, the prime based rate for the term loan and revolving line of credit was 5.0% and 4.5%, respectively. The euro-based rate as of December 31, 2002, for the term loan and revolving line of credit was 3.48% and 2.78%, respectively.

Other Debt

      A non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line of credit. The line will expire on May 14, 2003. Management expects to renegotiate the line of credit prior to its expiration. The line bears interest at the Prime Rate, which was 4.25% and 4.75% at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, $4.9 million and $3.8 million, respectively, were outstanding under this line of credit.

      In addition, the Company had an outstanding subordinated promissory note payable in the amount of $3.5 million, due June 30, 2003, which bore interest at a rate of 6.673% plus a Eurocurrency margin. As of December 31, 2002, the Eurocurrency margin was 1.25%. On January 14, 2003, the Company paid in full the $3.5 million subordinated promissory note.

      The Company, through American Indemnity, issues redeemable nonvoting preferred shares to risk-sharing clients. The preferred shares entitle the shareholders to participate in the profits and losses of the subsidiary. Redemption of the preferred shares may occur on January 1 of each year upon the request by the preferred shareholder. The redemption value amount varies based upon the value of the preferred shares plus or minus the experience of the client’s insurance program. At December 31, 2002 and 2001, preferred shares totaling $1,167,000 were included in other liabilities. The redemption value for these preferred shares was $1,198,000 at December 31, 2002.

8.     Shareholders’ Equity

      On June 6, 2002, the Company sold 18,500,000 shares of newly issued common stock at $3.10 per share in a public offering. On June 21, 2002, the underwriters exercised their over-allotment option to acquire 2,775,000 of additional shares of the Company’s common stock. After deducting underwriting discounts, commissions, and expenses, the Company received net proceeds from the offering of $60.5 million. The Company utilized $57.5 million of the $60.5 million raised in its public offering to pay down its line of credit by $20.0 million and to contribute $37.5 million to the surplus of Star.

      In conjunction with the public offering, the Company issued warrants entitling the holders to purchase an aggregate of 300,000 shares of common stock at $3.10 per share. The warrants may be exercised at any time from June 6, 2003 through June 6, 2005, at which time any warrants not exercised will become void.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

twenty-four months. As of December 31, 2002, the Company repurchased and retired 195,700 shares of common stock for a total cost of approximately $455,000.

      The Company’s Board of Directors did not declare a dividend in 2002. The Board of Directors considers whether a dividend will be declared based on a variety of factors, including but not limited to, the Company’s cash flow, liquidity needs, results of operations and financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its subsidiaries. The Company did not receive any dividends from its regulated insurance subsidiaries in 2002.

9.     Regulatory Matters and Rating Issues

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is dictated by Michigan regulatory guidelines, which are as follows: The maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of earned surplus of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent of the domestic insurance company subsidiaries, its maximum dividend calculation represents the combined insurance companies’ surplus. Based upon the 2002 statutory financial statements, Star may only pay dividends to the Company during 2003 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2002 was negative $24.3 million. No dividends were paid in 2002 or 2001.

      Summarized 2002 and 2001 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, follows (in thousands):

	2002				2001

	Star	Savers	Williamsburg	Ameritrust	Star	Savers	Williamsburg	Ameritrust

Statutory capital and surplus	$93,832	$31,342	$11,228	$10,648	$51,579	$32,147	$11,142	$12,653
Minimum statutory capital and surplus	5,000	20,000	2,600	5,000	5,000	20,000	2,600	5,000
Statutory net income (loss)	5,045	(650)	(1,030)	(401)	(9,957)	2,136	318	1,793

      In March 1998, the NAIC voted to adopt its Codification of Statutory Accounting Principles project (referred to hereafter as “codification”). Codification is a modified form of statutory accounting principles that resulted in a change to the NAIC Accounting Practices and Procedures Manual previously applicable to insurance enterprises. The Insurance Company Subsidiaries adopted codification effective January 1, 2001. The adoption of codification increased consolidated statutory surplus by $5.8 million as of January 1, 2001.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. As previously indicated, the Company contributed $37.5 million to the surplus of Star during the second quarter of 2002. The premium leverage ratios as of December 31, 2002, on a statutory consolidated basis, were 2.0 to 1 and 1.5 to 1 on a gross and net written premium basis, respectively.

      The NAIC has adopted a risk-based capital (“RBC”) formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital of regulated companies. The

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

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

      At December 31, 2002, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $93.8 million and $51.6 million at December 31, 2002 and 2001, respectively. The calculated RBC was $24.8 million in 2002 and $29.7 million in 2001. The threshold requiring the minimum regulatory involvement was $49.7 in 2002 and $59.5 million in 2001.

      The 2001 RBC ratio for Star was within Company Action Level and the Company was required to submit a Business Plan to OFIS outlining how it intended to achieve compliance. The Business Plan was approved by OFIS and the Company complied with the Business Plan when it sold 21,275,000 shares of newly issued common stock at $3.10 per share in a public offering in June of 2002. Of the $60.5 million in total net proceeds, $37.5 million was contributed to the surplus of Star as of June 30, 2002. As a result, at December 31, 2002, all of the Insurance Company Subsidiaries’ RBC is above the minimum threshold requirement.

      The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identifies twelve industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries or possible further review from individual state insurance commissioners.

      In 2002, the Insurance Company Subsidiaries generated certain ratios that varied from the “usual value” range. The variations and reasons for these variations are set forth below:

Ratio	Usual Range	Value

Company: Star
Change in Net Writings	<33% or> -33%	-35%	(1)
Two-year Overall Operating Ratio	Under 100%	102%	(2)
Liabilities to Liquid Assets	Under 105%	116%	(3)
Investment Yield	<10% or> 4.5%	4.4%	(4)
Change in Policyholders’ Surplus	<50% or> -10%	66%	(5)
Two-year Reserve Development to Surplus	Under 20%	24%	(6)
Company: Williamsburg
Change in Net Writings	<33% or> -33%	188%	(7)
Two-year Overall Operating Ratio	Under 100%	119%	(8)
Company: Ameritrust
Change in Net Writings	<33% or> -33%	66%	(9)
Estimated Current Reserve Deficiency to Surplus	Under 25%	39%	(10)

(1)	The reduction in Star’s net written premium reflects the termination of unprofitable business, specifically in the commercial automobile line of business. As part of the plan to reduce both gross and net leverage ratios, the Company cancelled two large commercial automobile programs effective December 31, 2001. Excluding these items, Star’s Change in Net Writings ratio would have been within the usual range at -7.7%.

(2)	The overall operating ratio in 2002 was 99%. While this was an improvement from the overall operating ratio for 2001 of 103%, the Two-year Overall Operating Ratio was slightly above the usual range. The improvement in the 2002 ratio was a result of rate increases obtained and the run-off of unprofitable discontinued programs.

(3)	While this ratio showed improvement from 151% at 2001 to 116% at 2002, it continues to be negatively impacted by the exclusion of the value of affiliated common stocks, as the value of affiliated common stocks is not considered in the ratio.

(4)	Statutory net investment income was lower in 2002 due to an $8.2 million decrease in shareholder dividends from subsidiaries. Dividends from subsidiaries totaled $1.8 million in 2002, compared to $10.0 million in 2001. Investment yield was also lower in 2002 due to lower yield rates on securities overall.

(5)	Change in Policyholders’ Surplus was favorably impacted by the Company’s public offering of newly issued shares of common stock in June 2002. Of the $60.5 million in total net proceeds, $37.5 million was contributed to the surplus of Star as of June 2002.

(6)	The Two-year Reserve Development to Surplus Ratio reflects development in 2001 on unprofitable programs which have been discontinued. Excluding the 2001 adverse development on discontinued programs, the ratio would have been within the usual range at 9%.

(7)	The growth in the net written premium on Williamsburg was high for the year primarily due to three growing programs: one workers’ compensation and two general liability programs. These programs

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generated $1,469,000 of the total $1,643,000 increase in net written premium for 2002, creating the high ratio for the year.

(8)	The primary factor contributing to the high value of the Two-Year Overall Operating Ratio was incurred loss development and a net increase in expenses related to discontinued business. Excluding discontinued business, Williamsburg’s Two-Year Overall Operating Ratio would have been within the usual range at 79%.

(9)	This ratio was impacted by the cancellation of a surplus relief reinsurance treaty. Excluding the effect of the cancellation of this treaty, the Change in Net Writings would have been within the usual range at -27%.

(10)	The Estimated Current Reserve Deficiency to Policyholders’ Surplus was also impacted by the cancellation of the surplus relief reinsurance treaty. Excluding the effect of the cancellation of this treaty, the Estimated Current Reserve Deficiency to Policyholders’ Surplus would have been within the acceptable range at -28%.

      On June 26, 2002, A.M. Best upgraded the Insurance Company Subsidiaries financial strength rating to a “B+” (Very Good) with a positive outlook. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level. The upgrade reflects A.M. Best’s positive assessment of the Company’s improved financial condition as a result of the issuance of new common shares and its debt reduction. However, there can be no assurance that A.M. Best will not change its rating of the Insurance Company Subsidiaries in the future.

10.     Stock Options

      The Company, through its 1995 and 2002 Stock Option Plans (the “Plans”), may grant options to key executives and other management of the Company and its subsidiaries in amounts not to exceed 2,000,000 shares of the Company’s common stock in each plan. The plans are administered by the Compensation Committee (the “Committee”) appointed by the Board of Directors. Option shares may be exercised subject to the terms of the Plans and the terms prescribed by the Committee at the time of grant. Currently, the Plans’ options have either five or ten-year terms and are exercisable/vest in equal increments over the option term.

      The Company measures compensation expense under APB No. 25 and has adopted the disclosure requirements of SFAS No. 123. If compensation cost for stock option grants had been determined based on a fair value method, net income (loss) and earnings per share on a pro forma basis for 2002, 2001, and 2000 would be as follows (in thousands):

	2002	2001	2000

Reported net income (loss)	$1,650	$(6,510)	$(17,473)
Pro forma net income (loss), using SFAS No. 123	$544	$(7,391)	$(18,130)
Earnings per share, diluted:
Reported	$0.08	$(0.76)	$(2.05)
Pro forma, using SFAS No. 123.	$0.03	$(0.87)	$(2.13)

      The Black-Scholes valuation model utilized the following annualized assumptions for all applicable years: Risk-free interest rate of 4.46%, 5.0%, and 6.5% for 2002, 2001, and 2000, respectively. No dividends were declared in 2002. The dividend declared was $0.09 in 2001 and $0.12 per share in 2000. The volatility factor for the expected market price of the Company’s common stock of 0.562, 0.516, and 0.366, in 2002, 2001, and 2000, respectively. The weighted-average expected life of options is 5.0 for the 2002, 2001, and 2000 grants.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of year	1,582,716	$9.87	1,288,644	$12.43	1,287,414	$16.22
Granted	1,276,220	3.26	636,500	6.51	544,000	5.61
Exercised	—	—	(1,400)	5.67	(34,718)	5.10
Forfeited	(165,713)	10.18	(341,028)	13.28	(508,052)	15.22

Outstanding — end of year	2,693,223	$6.78	1,582,716	$9.87	1,288,644	$12.43

Exercisable at end of year	1,063,387	$8.40	644,764	$10.87	470,105	$13.92
Weighted-average fair value of options granted during the year	$1.77	—	$3.00	—	$2.53	—

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$3.07 to $3.51	1,243,000	4.5	$3.36	248,600	$3.36
$4.57 to $7.31	1,021,424	2.7	6.18	549,816	6.16
$8.11 to $16.26	242,584	5.6	13.95	145,465	13.25
$21.00 to $30.45	186,215	4.7	23.50	119,506	23.27

	2,693,223	3.9	$6.78	1,063,387	$8.40

      No compensation cost has been recorded for stock option grants issued during 2002, 2001, and 2000, as the market value equaled the exercise price at the date of grant.

      During 2002, the Company issued 825,000 stock options at an exercise price of $3.507 to certain members of the executive management team. These stock options are included in the 2002 options granted above.

11.     Goodwill and Other Intangible Assets

     Goodwill

      Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, for periods starting December 15, 2001 or thereafter, eliminates the amortization of goodwill. In addition, the Company is required to test, at least annually, all existing goodwill for impairment using a fair value approach, on a reporting unit basis. Also pursuant to SFAS No. 142, the Company is required to test for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Upon implementation of SFAS No. 142 in 2002, the Company is no longer amortizing goodwill.

      The Company evaluates existing goodwill for impairment on an annual basis. The Company carries goodwill on two reporting units within the agency operations segment in the amount of $4.0 million and three

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting units within the specialty risk management operations segment in the amount of $25.0 million. The operating results for the reporting units that carry goodwill have historically generated profits. The reporting units, within the specialty risk management operations segments, that were impacted by the unprofitable programs that were previously discontinued, do not carry any goodwill. Management evaluated the net carrying value of goodwill to determine if there has been any impairment of value. The methodology used for this evaluation included the review of current market values of the reporting units and annual operating performance. Based on this evaluation, management determined there is no impairment to goodwill.

      The following table sets forth the December 31, 2002 carrying amount of goodwill by business segment (in thousands):

	Agency	Specialty Risk
	Operations	Management Operations	Total

Balance at January 1, 2002	$3,964	$25,033	$28,997
Goodwill acquired during the period	—	—	—
Impaired losses	—	—	—
Goodwill written off related to the sale of business	—	—	—

Balance at December 31, 2002	$3,964	$25,033	$28,997

      Amortization expense in relation to goodwill in 2001 and 2000 was $2.3 million and $2.1 million, respectively. In accordance with SFAS No. 142, there was no amortization expense recorded in relation to goodwill in 2002.

      The following table provides net income (loss) and related per share amounts as of December 31, 2002, 2001, and 2000, as reported and adjusted as if the Company had eliminated the amortization of goodwill effective January 1, 2000 (in thousands, except per share data):

	2002	2001	2000

Reported net income (loss)	$1,650	$(6,510)	$(17,473)
Amortization Expense	—	2,336	2,097
Tax effect of amortization expense	—	(775)	(155)
Pro forma net income (loss), using SFAS No. 142	$1,650	$(4,949)	$(15,531)
Earnings per share, basic
Reported	$0.08	$(0.76)	$(2.05)
Pro forma, using SFAS No. 142	$0.08	$(0.58)	$(1.82)
Earnings per share, diluted:
Reported	$0.08	$(0.76)	$(2.05)
Pro forma, using SFAS No. 142	$0.08	$(0.58)	$(1.82)

     Other Intangible Assets

      At December 31, 2002, the Company had other intangible assets, net of related accumulated amortization, of $206,000 recorded as part of other assets. During the fourth quarter of 2002, the Company purchased two unrelated agency books of business. The Company will amortize these intangible assets over their estimated lives based on the expected retention of the purchased books of business. These intangible assets have weighted average amortization period of an estimated two and a half years. At December 31, 2002, the gross carrying amount and accumulated amortization was $221,000 and $15,000, respectively. The Company did not have any other intangibles assets at December 31, 2001. Amortization expense was $15,000 for 2002.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortization of the intangible assets will be $90,000 in 2003, $85,000 in 2004, and $31,000 in 2005, at which time the intangible assets will be fully amortized.

12.     Employee Benefit Plans

      Company employees over the age of 20 1/2 who have completed six months of service are eligible for participation in Meadowbrook’s 401(k) and Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan provides for matching contributions and/or profit sharing contributions at the discretion of the Board of Directors of Meadowbrook, Inc. In 2002, 2001, and 2000, the matching contributions were $416,115, $492,029, and $510,461, respectively. There were no profit sharing contributions in 2002, 2001, and 2000.

13.     Commitments and Contingencies

      The Company has certain operating lease agreements for its offices and equipment. At December 31, 2002, future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

2003	$3,098
2004	2,445
2005	1,138
2006	490
2007	111

Total minimum lease commitments	$7,282

      Rent expense for the year ended December 31, 2002, 2001, and 2000, amounted to $3,074,630, $2,820,695, and $3,135,548, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is involved in other litigation arising in the ordinary course of operations. The Company has vigorously defended such litigation. While the results of litigation cannot be predicted with certainty, management is of the opinion, after reviewing these matters with legal counsel, that the final outcome of such litigation will not have a material effect upon the Company’s financial statements.

14.     Letters of Credit

      At December 31, 2002, one letter of credit was outstanding in the amount of $100,000, which was provided as collateral for an insurance subsidiary’s obligations under a reinsurance agreement. There were no outstanding letters of credit as of December 31, 2001.

15.     Related Party Transactions

      At December 31, 2002 and 2001, respectively, the Company held a $876,161 and $824,238 note receivable, including $215,372 of accrued interest at December 31, 2002, from an executive officer of the Company. Accrued interest at December 31, 2001 was $163,449. This note arose from a transaction in late 1998 in which the Company loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note has a 7.75% interest rate and is due on demand any time after January 1, 2002. The loan is partially collateralized by 64,718 shares of the Company’s common stock under a stock pledge agreement.

      On June 1, 2001, the Company and the officer entered into an employment agreement which provides the note is a non-recourse loan and the Company’s sole legal remedy in the event of a default is the right to reclaim the shares pledged under the stock pledge agreement. Also, if there is a change in control of the Company and the officer is terminated or if the officer is terminated without cause, the note is cancelled and deemed paid in full. In these events, the officer may also retain the pledged shares of the Company, or, at the officer’s discretion, sell these shares back to the Company at the then current market price or their book value, whichever is greater.

      If the officer is terminated by the Company for cause, the note is cancelled and considered paid in full. In this case, however, the officer forfeits the pledged shares of the Company, or, at the Company’s discretion, must sell these shares back to the Company for a nominal amount.

      If the officer terminates his employment during the term of the agreement, the Company could demand full repayment of the note. If the note was not paid by the officer on the demand of the Company, the Company’s only recourse is to reclaim the shares of the Company that were pledged under stock pledge agreement.

16.     Segment Information

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

Specialty Risk Management Operations

      The specialty risk management operations segment focuses on specialty or niche insurance business in which it provides services and coverages that are tailored to meet specific requirements of defined client groups and their members. This includes providing services, such as risk management consulting, claims handling, loss control, and reinsurance brokering, along with various types of property and casualty insurance coverage, including workers’ compensation, general liability, and commercial multiple peril.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agency Operations

      The agency operations segment was formed in 1955 as a retail insurance agency. The agency operations have grown to be one of the largest agencies in Michigan and, with acquisitions, have expanded into California. The agency operations primarily produces commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than fifty insurance carriers from which it earns commission income.

      The following table sets forth the segment results (in thousands):

	For the Years Ended December 31,

	2002	2001	2000

Revenues
Net earned premiums	$145,383	$163,665	$146,000
Management fees	23,736	25,471	24,519
Investment income	13,906	14,177	13,664
Net realized gain on investments	666	735	540

Specialty risk management	183,691	204,048	184,723
Agency operations	14,330	15,706	17,234
Reconciling items	52	52	52
Gain (loss) on sale of subsidiary	199	(1,097)	—
Intersegment revenue	(485)	(503)	(503)

Consolidated revenue	$197,787	$218,206	$201,506

Pre-tax income (loss):
Specialty risk management	$(1,081)	$(7,624)	$(24,289)
Agency operations*	6,131	5,348	4,115
Reconciling items	(3,168)	(6,739)	(7,428)
Gain (loss) on sale of subsidiary	199	(1,097)	—

Consolidated pre-tax income (loss)	$2,081	$(10,112)	$(27,602)

*	Excluding the allocation of corporate overhead.

      The reconciling item included in the revenue relates to interest income in the holding company. The following table sets forth the pre-tax income (loss) reconciling items (in thousands):

	For the Years Ended December 31,

	2002	2001	2000

Holding company expenses	$(491)	$140	$(314)
Gain on debt reduction	359	—	—
Amortization	(15)	(2,336)	(2,098)
Interest expense	(3,021)	(4,543)	(5,016)

	$(3,168)	$(6,739)	$(7,428)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires companies to disclose the fair value information about their financial instruments. This standard excludes certain insurance related financial assets and liabilities and all nonfinancial instruments from its disclosure requirements.

      Due to the short-term nature of cash and cash equivalents, premiums and agent balances receivable and accrued interest, their estimated fair value approximates their carrying value. Since debt and equity securities are recorded in the financial statements at their estimated fair market value as securities available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, their carrying value is their estimated fair market value. In addition, the lines of credit bear variable rate interest, so their estimated fair value approximates their carrying value.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Quarterly Financial Data (Unaudited)

      The following is a summary of unaudited quarterly results of operations for 2002 and 2001 (in thousands, except per share and ratio data):

	1st	2nd		3rd		4th
	Quarter	Quarter		Quarter		Quarter

2002:
Gross premiums written	$57,506	$42,816		$40,591		$42,724
Net premiums written	37,904	40,722		29,838		31,331
Net premiums earned	38,657	44,313		31,340		31,073
Net commissions and fees	8,964	9,968		8,654		9,995
Net investment income and realized gains/losses	3,332	3,195		4,377		3,919
Gain on debt reduction	—	359		—		—
Net losses and LAE incurred	24,458	30,638		24,639		18,999
Policy acquisition and other underwriting expenses	8,986	10,948		6,945		6,756
Other administrative expenses	5,418	6,073		5,977		5,548
Salaries and employee benefits	9,613	9,235		9,130		9,681
Interest on notes payable	1,250	874		582		315
Net income (loss)	910	122		(1,891	)(1)	2,509
Earnings per share	$0.11	$0.01		$(0.06)		$0.08
Dividends declared per share	—	—		—		—
GAAP combined ratio(3)	105.2%	108.4%		119.5%		102.2%
2001:
Gross premiums written	$90,096	$75,005		$72,747		$61,256
Net premiums written	57,091	46,126		42,977		39,889
Net premiums earned	41,173	39,644		40,673		42,175
Net commissions and fees	12,409	10,336		8,560		9,370
Net investment income and realized gains/losses	3,654	1,155		4,162		4,895
Net losses and LAE incurred	30,036	34,577		30,357		30,213
Policy acquisition and other underwriting expenses	7,473	7,361		7,713		9,115
Other administrative expenses	6,851	7,499		3,551		4,877
Salaries and employee benefits	11,376	11,910		10,170		10,723
Interest on notes payable	1,319	1,163		1,091		943
Net income (loss)	153	(7,482	)(2)	300		519
Earnings per share	$0.02	$(0.88)		$0.04		$0.06
Dividends declared per share	$0.03	$0.03		$0.03		—
GAAP combined ratio(3)	113.8%	128.3%		113.7%		113.1%

(1)	The third quarter of 2002 was impacted by a $6.5 million pre-tax charge to strengthen reserves and related expenses, primarily related to discontinued programs.

(2)	The second quarter of 2001 was impacted by a $5.5 million charge related to management concerns about the financial condition of CSC.

(3)	Management uses the GAAP combined ratio and its components to assess and benchmark underwriting performance. The GAAP combined ratio is the sum of the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio. The GAAP loss and loss adjustment expense ratio is the unconsolidated net incurred loss and loss adjustment expense in relation to net earned premium. The GAAP expense ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium.

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit Index

Exhibit		Filing
No.	Description	Basis

3.1	Amended and Restated Articles of Incorporation of the Company	(6)

3.2	Amended and Restated Bylaws of the Company	(1)

3.3	Articles of Incorporation as Amended	(9)

4.1	Warrant Agreement By and Between Meadowbrook Insurance Group, Inc. and Freidman, Billings, Ramsey & Co., Inc. dated June 11, 2002	(10)

10.1	Meadowbrook Insurance Group, Inc. 1995 Stock Option Plan	(1)

10.2	Lease between Meadowbrook and 26600 Development Associates Limited Partnership, with Fourth Amendment to lease dated March 21, 1995	(1)

10.3	Fifth and Sixth Amendments to Lease between Meadowbrook and 26600 Development Associates Limited Partnership dated August 7, 1995 and May 13, 1996	(1)

10.4	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994	(1)

10.5	Employment Agreement, Covenant Not to Compete and Restricted Stock Agreement dated as of August 1, 1995 between Meadowbrook and Robert A. Engle	(1)

10.6	Employment Agreement, Covenant Not to Compete and Restricted Stock Agreement dated as of August 1, 1995 between Meadowbrook and Robert A. Engle, Amendment	(1)

10.7	Stock Purchase Agreement dated August 1, 1995 among the Company, Robert A. Engle, Trustee of the Robert A. Engle Revocable Trust dated November 24, 1993, Merton J. Segal and certain other employees of the Company	(1)

10.8	Stock Purchase Agreement dated August 1, 1995 among the Company, Robert A. Engle, Trustee of the Robert A. Engle Revocable Trust dated November 24, 1993, Merton J. Segal and certain other employees of the Company, Amendment	(1)

10.9	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement	(4)

10.10	Seventh and Eighth Amendments to Lease between Meadowbrook and 26600 Development Associates Limited Partnership dated February 6, 1998 and September 16, 1999	(5)

10.11	Subordinated Promissory Note, Guaranty, and Agreement between Meadowbrook Insurance Group, Inc. and Atlantic Mutual Insurance Company dated as of July 27, 2000	(6)

10.12	Employment Contract between the Company and Robert S. Cubbin dated June 1, 2002.	(7)

10.13	Employment Contract between the Company and Merton J. Segal dated June 1, 2002.	(7)

10.14	Employment Contract between the Company and Michael G. Costello dated June 1, 2002.	(7)

10.15	Meadowbrook Insurance Group, Inc. 2002 Stock Option Plan	(8)

10.16	Amendment to Employment Agreement between Meadowbrook Insurance Group, Inc. and Merton J. Segal dated June 15, 2002.	(11)

10.17	Amendment to Employment Agreement between Meadowbrook Insurance Group, Inc. and Robert S. Cubbin dated June 15, 2002.	(11)

10.18	Amendment to Employment Agreement between Meadowbrook Insurance Group, Inc. and Michael G. Costello dated June 15, 2002.	(11)

10.19	Assignment Agreement	(11)

10.20	Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of September 25, 2002.	(12)

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit		Filing
No.	Description	Basis

10.21	Form of Management Services Agreement entered into by and between Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., and Star Insurance Company, Williamsburg National Insurance Co., Ameritrust Insurance Corporation, American Indemnity Insurance Company, Ltd., and Preferred Insurance Company, Ltd., respectively, each dated January 1, 2003.

10.22	Management Services Agreement entered into by and between Savers Property and Casualty Insurance Company and Meadowbrook, Inc. dated January 1, 2003.

10.23	Agency Agreement entered into by and between Meadowbrook, Inc., Preferred Insurance Agency, Inc., TPA Insurance Agency, Inc., Preferred Comp Insurance Agency of New Hampshire, TPA Insurance Agency of New Hampshire, Inc., Meadowbrook of Nevada, Inc. d/b/a Meadowbrook Insurance Services, Meadowbrook of Florida, Inc., Association Self- Insurance Services, Inc., Commercial Carriers Insurance Agency, Inc., and Star Insurance Company, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation dated January 1, 2003.

21	List of Subsidiaries.

23	Consent of Independent Accountants

24	Power of Attorney

28.1	Star Insurance Company’s 2002 Schedule P	(2)

28.2	Savers Property & Casualty Insurance Company’s 2002 Schedule P	(2)

28.3	Williamsburg National Insurance Company’s 2002 Schedule P	(2)

28.4	Ameritrust Insurance Corporation’s 2002 Schedule P	(2)

99.1	Rights Agreement, dated as of September 30, 1999, by and between Meadowbrook Insurance Group, Inc. and First Chicago Trust Company of New York, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	(3)
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Submitted in paper format under separate cover; see Form SE filing.

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A filed with the Securities and Exchange Commission on October 12, 1999.

(4)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(5)	Filed as Exhibit to Form 10-K for the year ending December 31, 1999.

(6)	Filed as Exhibit to Form 10-K for the year ending December 31, 2000.

(7)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2001.

(8)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2002 Proxy Statement.

(9)	Filed as Exhibit to Form 10-Q for the period ending March 31, 2002.

(10)	Filed as Exhibit to Amendment No. 1 to Registration Statement on Form S-2 (Registration No. 333-86548) filed on May 10, 2002.

(11)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2002.

(12)	Filed as Exhibit to Current Report on Form 8-K filed on October 1, 2002.

SCHEDULE I

MEADOWBROOK INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

As of December 31, 2002

(in thousands)

			Amount at
			which
			shown in the
			balance
Type of Investment	Cost	Value	sheet

Fixed Maturities:
United States Government and government agencies and authorities	$52,434	$55,467	$55,467
States and political subdivisions	26,845	28,981	28,981
Corporate securities	83,143	89,518	89,518
Mortgage-backed securities	69,454	70,895	70,895

Total Fixed Maturities	231,876	244,861	244,861
Equity Securities:
Preferred stocks	1,980	1,804	1,804

Total Equity Securities	1,980	1,804	1,804

Total Investments	$233,856	$246,665	$246,665

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
BALANCE SHEET

	December 31,

	2002	2001

ASSETS
Cash and cash equivalents	$149,878	$253,221
Investment in subsidiaries	158,741,107	112,011,693
Receivables from subsidiaries	11,459,548	—
Goodwill	3,023,828	3,023,828
Other assets	1,828,389	651,543

Total assets	$175,202,750	$115,940,285

LIABILITIES
Other liabilities	$257,313	$679,036
Payable to subsidiaries	—	3,805,505
Debt	27,550,000	31,139,606

Total liabilities	27,807,313	35,624,147

SHAREHOLDERS’ EQUITY
Common stock	295,915	85,122
Additional paid-in capital	127,428,850	67,948,208
Retained earnings	12,074,216	10,033,577
Note receivable from officer	(876,161)	(824,238)
Unrealized appreciation on available for sale securities	8,472,617	3,073,469

Total shareholders’ equity	147,395,437	80,316,138

Total liabilities and shareholders’ equity	$175,202,750	$115,940,285

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
INCOME STATEMENT

	For the Years Ended December 31,

	2002	2001	2000

Revenue	$277,599	$270,010	$170,035
Operating expenses:
Interest expense	3,102,988	3,275,040	3,042,923
Gain on debt reduction	(359,029)	—	—
Other expenses	768,153	324,584	672,424

Total operating expenses	3,512,112	3,599,624	3,715,347

Loss before federal income taxes and subsidiary equity	(3,234,513)	(3,329,614)	(3,545,312)
Federal income tax benefit	(1,054,339)	(775,424)	(1,166,629)

Loss before subsidiary equity earnings	(2,180,174)	(2,554,190)	(2,378,683)

Subsidiary equity earnings	3,830,268	(3,955,530)	(15,093,048)

Net income (loss)	$1,650,094	$(6,509,720)	$(17,471,731)

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2002	2001	2000

Net income (loss)	$1,650,094	$(6,509,720)	$(17,471,731)
Other comprehensive income, net of tax:
Unrealized gains on securities:	5,888,375	2,979,739	4,454,297
Less: reclassification adjustment for gains included in net income	(489,227)	(1,331,056)	(356,443)

Other comprehensive income	5,399,148	1,648,683	4,097,854

Comprehensive income (loss)	$7,049,242	$(4,861,037)	$(13,373,877)

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2002	2001	2000

Net cash (used in) provided by operating activities:	$(63,694)	$1,288,628	$4,430,478

Cash Flow from Investing Activities:
Dividend from subsidiary	—	5,633,465	—
Investment in subsidiaries	(37,500,000)	(5,633,465)	(3,662,203)

Net cash used in investing activities	(37,500,000)	—	(3,662,203)

Cash Flow from Financing Activities:
Proceeds from borrowings	8,300,000	—	8,475,000
Principal payments on borrowings	(30,869,709)	—	(8,265,000)
Dividends paid on common stock	—	(1,021,458)	(1,021,409)
Net proceeds from public offering	60,516,184	—	—
Retirement of common stock	(486,124)	(32,142)	(39,044)

Net cash provided by (used in) financing activities	37,460,351	(1,053,600)	(850,453)

(Decrease) increase in cash and cash equivalents	(103,343)	235,028	(82,178)
Cash and cash equivalents, beginning of year	253,221	18,193	100,371

Cash and cash equivalents, end of year	$149,878	$253,221	$18,193

SCHEDULE III

MEADOWBROOK INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

December 31, 2002

(in thousands)

Future Policy
		Benefits, Losses,		Other Policy
	Deferred Policy	Claims &	Unearned	Claims &	Premium
	Acquisition Costs	Loss Expenses	Premium	Benefits Payable	Revenue

Speciality Risk Management Operations	$12,140	$374,933	$68,678	$—	$145,383
Agency Operations	—	—	—	—	—
Reconciling Items	—	—	—	—	—

	$12,140	$374,933	$68,678	$—	$145,383

		Benefits, Claims,
	Net	Losses &	Amortization of	Other
	Investment	Settlement	Deferred Policy	Operating	Premium
	Income	Expenses	Acquisition Costs	Expenses	Written

Speciality Risk Management Operations	$13,906	$98,734	$35,378	$50,660	$139,795
Agency Operations	—	—	—	8,199	—
Reconciling Items	52	—	—	2,735	—

	$13,958	$98,734	$35,378	$61,594	$139,795

SCHEDULE III

MEADOWBROOK INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

December 31, 2001

(in thousands)

Future Policy
Benefits,
	Deferred	Losses,		Other Policy
	Policy	Claims &		Claims &
	Acquisition	Loss	Unearned	Benefits	Premium
	Costs	Expenses	Premium	Payable	Revenue

Speciality Risk Management Operations	$13,953	$394,596	$94,002	$—	$163,665
Agency Operations	—	—	—	—	—
Reconciling Items	—	—	—	—	—

	$13,953	$394,596	$94,002	$—	$163,665

		Benefits,	Amortization
		Claims,	of Deferred
	Net	Losses &	Policy	Other
	Investment	Settlement	Acquisition	Operating	Premium
	Income	Expenses	Costs	Expenses	Written

Speciality Risk Management Operations	$14,176	$125,183	$39,150	$47,339	$186,083
Agency Operations	—	—	—	10,358	—
Reconciling Items	52	—	—	6,288	—

	$14,228	$125,183	$39,150	$63,985	$186,083

SCHEDULE III

MEADOWBROOK INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

December 31, 2000

(in thousands)

Future Policy
Benefits,
	Deferred	Losses,		Other Policy
	Policy	Claims &		Claims &
	Acquisition	Loss	Unearned	Benefits	Premium
	Costs	Expenses	Premium	Payable	Revenue

Speciality Risk Management Operations	$6,624	$341,824	$94,142	$—	$146,000
Agency Operations	—	—	—	—	—
Reconciling Items	—	—	—	—	—

	$6,624	$341,824	$94,142	$—	$146,000

		Benefits,	Amortization
		Claims,	of Deferred
	Net	Losses &	Policy	Other
	Investment	Settlement	Acquisition	Operating	Premium
	Income	Expenses	Costs	Expenses	Written

Speciality Risk Management Operations	$13,663	$127,619	$31,192	$50,201	$136,324
Agency Operations	—	—	—	13,119	—
Reconciling Items	52	—	—	6,977	—

	$13,715	$127,619	$31,192	$70,297	$136,324

SCHEDULE IV

MEADOWBROOK INSURANCE GROUP, INC.

REINSURANCE

For the Years Ended December 31,

(in thousands)

					Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed
Property and Liability Insurance	Amount	companies	companies	amount	to net

2002	$195,186	$63,578	$13,775	$145,383	9.47%
2001	$277,516	$129,985	$16,134	$163,665	9.86%
2000	$262,069	$164,697	$48,628	$146,000	33.31%

SCHEDULE V

MEADOWBROOK INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31,

(in thousands)

		Additions
				Deductions
	Balance at	Charged to	Charged to	from	Balance at
	beginning of	costs and	other	allowance	end of
Allowance for doubtful accounts	period	expense	accounts	account	period

2002	$4,932	1,497	—	1,682	$4,747
2001	$5,242	1,065	—	1,375	$4,932
2000	$2,225	6,337	—	3,320	$5,242

SCHEDULE VI

MEADOWBROOK INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND
CASUALTY INSURANCE OPERATIONS

	For the Years Ended December 31,
	(in thousands)

		Reserves for
	Deferred	Losses and	Discount, if any,
	Policy	Loss	deducted from		Net	Net
	Acquisition	Adjustment	previous	Unearned	Premiums	Investment
Affiliation with Registrant	Costs	Expenses(2)	column(1)	Premiums(2)	Earned	Income

(a)Consolidated Property and Casualty Subsidiaries
2002	$12,140	$374,933	—	$68,678	$145,383	$13,906
2001	$13,953	$394,596	—	$94,002	$163,665	$14,176
2000	$6,624	$341,824	—	$94,142	$146,000	$13,664

	Losses and loss		Amortization of	Paid losses
	adjustment expense		deferred policy	and loss	Net
			acquisition	adjustment	Premiums
	Current Year	Prior Years	expenses	expenses	Written

2002	$92,644	$6,090	$35,378	$104,271	$139,795
2001	$110,797	$14,386	$39,150	$99,392	$186,083
2000	$107,371	$20,248	$31,192	$82,257	$136,324

(1)	The Company does not employ any discounting techniques.

(2)	Reserves for losses and loss adjustment expenses are shown gross of $181.8 million, $195.9 million and $169.0 million of reinsurance recoverable on unpaid losses in 2002, 2001, and 2000, respectively. Unearned premiums are shown gross of prepaid premiums of $18.1 million, $37.9 million, and $55.9 million in 2002, 2001, and 2000, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Southfield, Michigan.

MEADOWBROOK INSURANCE GROUP, INC

By:	/s/ ROBERT S. CUBBIN

Robert S. Cubbin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ KAREN M. SPAUN

Karen M. Spaun
Senior Vice President and
Acting Chief Financial Officer
(Principal Financial Officer)

Dated: March 31, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

** Merton J. Segal	Chairman and Director	March 31, 2003

/s/ ROBERT S. CUBBIN Robert S. Cubbin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

** Joseph C. Henry	Executive Vice President and Director	March 31, 2003

** Joseph S. Dresner	Director	March 31, 2003

** Hugh W. Greenberg	Director	March 31, 2003

** Florine Mark	Director	March 31, 2003

** Ralph Milo	Director	March 31, 2003

** Robert H. Naftaly	Director	March 31, 2003

** David K. Page	Director	March 31, 2003

** Robert W. Sturgis	Director	March 31, 2003

** Irvin F. Swider, Sr.	Director	March 31, 2003

Signature	Title	Date

** Bruce E. Thal	Director	March 31, 2003

** Herbert Tyner	Director	March 31, 2003

**By: /s/ ROBERT S. CUBBIN Robert S. Cubbin, Attorney-in-fact

Form of Certification for Annual Reports on Form 10-K

I, Robert S. Cubbin, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Meadowbrook Insurance Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ ROBERT S. CUBBIN

Robert S. Cubbin Chief Executive Officer

Form of Certification for Annual Reports on Form 10-K

I, Karen M. Spaun, Senior Vice President and Acting Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Meadowbrook Insurance Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ KAREN M. SPAUN

Karen M. Spaun Senior Vice President and Acting Chief Financial Officer