Form 10-Q
period 2003-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2003-05-15
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑          No ☐

     The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 9, 2003 was 29,329,994.

PART 1 -- FINANCIAL INFORMATION
Item 1 Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II -- OTHER INFORMATION
SIGNATURES
Form of Certification for Quarterly Reports on Form 10-Q
Form of Certification for Quarterly Reports on Form 10-Q
EXHIBIT INDEX
EX-10.1 Pledge Agreement
EX-10.2 Subsidiary Pledge Agreement
EX-10.3 Subsidiary Pledge Agreement
EX-99.1 Certification Pursuant to 18 USC Sec. 1350
EX-99.2 Certification Pursuant to 18 USC Sec. 1350

		Page

PART I — FINANCIAL INFORMATION
Item 1 —	Financial Statements
	Condensed Consolidated Statements of Income (unaudited)	2
	Consolidated Statements of Comprehensive Income (unaudited)	3
	Condensed Consolidated Balance Sheets (unaudited)	4
	Condensed Consolidated Statements of Cash Flows (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited) and Management Representation	6-12
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19
Item 3 —	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4 —	Controls and Procedures	20
PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings	21
Item 6 —	Exhibits and Reports on Form 8-K	21
Signatures		22
Certification of Quarterly Report		23-24

PART 1 — FINANCIAL INFORMATION

Item 1     Financial Statements

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Quarter Ended March 31,

	2003	2002

	(Unaudited)
	(in thousands,
	except per share data)
Revenues:
Net premium earned	$27,384	$38,657
Net commissions and fees	13,356	8,964
Net investment income	3,353	3,124
Net realized gains on investments	205	9
Gain on sale of subsidiary	—	199

Total revenues	44,298	50,953

Expenses:
Net loss and loss adjustment expenses	17,186	24,458
Salaries and employee benefits	11,932	9,613
Policy acquisition and other underwriting expenses	3,756	8,986
Other operating expenses	7,084	5,418
Interest on notes payable	237	1,250

Total expenses	40,195	49,725

Income before income taxes	4,103	1,228
Federal income tax expense	1,347	318

Net income	$2,756	$910

Earnings per share:
Basic	$0.09	$0.11
Diluted	$0.09	$0.11
Weighted average number of common shares outstanding:
Basic	29,503,567	8,512,194
Diluted	29,510,681	8,512,194

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended March 31,

	2003	2002

	(Unaudited)
	(in thousands)
Net income	$2,756	$910
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	292	(1,603)
Less: reclassification adjustment for gains included in net income	(141)	(6)

Other comprehensive income (loss), net of tax	151	(1,609)

Comprehensive income (loss)	$2,907	$(699)

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)

	(in thousands,
	except share data)
ASSETS
Invested assets:
Debt securities available for sale, at fair value (cost of $243,881 and $231,876)	$257,093	$244,861
Equity securities available for sale, at fair value (cost of $1,980 and $1,980)	1,804	1,804

Total invested assets	258,897	246,665
Cash and cash equivalents	34,310	39,385
Premiums and agent balances receivable	81,315	71,420
Reinsurance recoverable on paid and unpaid losses	199,202	202,213
Prepaid reinsurance premiums	17,173	18,115
Deferred policy acquisition costs	15,902	12,140
Deferred federal income taxes	17,676	19,099
Goodwill	28,997	28,997
Other assets	38,770	36,805

Total assets	$692,242	$674,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss adjustment expenses	$361,923	$374,933
Unearned premiums	92,153	68,678
Debt	21,035	32,497
Reinsurance funds held and balances payable	18,189	16,199
Other liabilities	49,108	35,137

Total liabilities	542,408	527,444

Commitments and contingencies (Note 6)
Shareholders’ Equity:
Common stock, $.01 par value; authorized 50,000,000 shares:
29,363,694 and 29,591,494 shares issued and outstanding	294	296
Additional paid-in capital	126,537	127,429
Retained earnings	15,268	12,073
Note receivable from officer	(889)	(876)
Accumulated other comprehensive income	8,624	8,473

Total shareholders’ equity	149,834	147,395

Total liabilities and shareholders’ equity	$692,242	$674,839

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarter Ended March 31,

	2003	2002

	(Unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$12,814	$(6,354)

Cash flows (used in) provided by investing activities:
Purchase of debt securities available for sale	(22,988)	(1,495)
Proceeds from sale of debt securities available for sale	15,333	9,541
Other investing activities	(48)	1,982

Net cash (used in) provided by investing activities	(7,703)	10,028
Cash flows (used in) provided by financing activities:
Net payments on bank loan	(11,462)	(14)
Share repurchases	(546)	—
Other financing activities	1,822	737

Net cash (used in) provided by financing activities	(10,186)	723

(Decrease) increase in cash and cash equivalents	(5,075)	4,397
Cash and cash equivalents, beginning of period	39,385	33,302

Cash and cash equivalents, end of period	$34,310	$37,699

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies

     Basis of Presentation

      The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation (which collectively are referred to as the Insurance Company Subsidiaries), and American Indemnity Insurance Company, Ltd. and Preferred Insurance Company, Ltd. The consolidated financial statements also include Meadowbrook, Inc. and its subsidiaries, and Crest Financial Corporation and its subsidiaries.

      These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2002.

      The consolidated financial statements reflect all normal recurring adjustments, which were, in the opinion of management, necessary to present a fair statement of the results for the interim quarter. The results of operations for the quarter ended March 31, 2003, are not necessarily indicative of the results expected for the full year.

     Earnings Per Share

      Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method. Outstanding options of 2,685,223 and 1,562,436 for the periods ended March 31, 2003 and 2002, respectively, have been excluded from the diluted earnings per share as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 7,113 for the period ended March 31, 2003. There were no shares issuable pursuant to stock options included in diluted earnings per share for the period ended March 31, 2002. In addition, outstanding warrants of 300,000 for the period ended March 31, 2003 have been excluded from the diluted earnings per share as they were anti-dilutive.

     New Accounting Pronouncements

      The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure- an amendment of FASB Statement No. 123”, for periods starting after December 15, 2003, or thereafter. SFAS No. 148 provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No 123, “Accounting for Stock-Based Compensation”, and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date.

      The Company, through its 1995 and 2002 Stock Option Plans (the “Plans”), may grant options to key executives and other members of management of the Company and its subsidiaries in amounts not to exceed 2,000,000 shares of the Company’s common stock in each plan. The plans are administered by the Compensation Committee (the “Committee”) appointed by the Board of Directors. Option shares may be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercised subject to the terms of the Plans and the terms prescribed by the Committee at the time of grant. Currently, the Plans’ options have either five or ten-year terms and are exercisable/vest in equal increments over the option term.

      As of January 1, 2003, the Company adopted the requirements of SFAS No. 148 utilizing the prospective method. Under the prospective method, stock based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for the periods ending March 31, 2003 and 2002 would be as follows (in thousands):

	For the
	Three-Month
	Period Ended
	March 31,

	2003	2002

Net income, as reported	$2,756	$910
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	57	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(286)	(205)

Pro forma net income	$2,527	$705

Earnings per share:
Basic — as reported	$0.09	$0.11
Basic — pro forma	$0.09	$0.08
Diluted — as reported	$0.09	$0.11
Diluted — pro forma	$0.09	$0.08

      The Black-Scholes valuation model utilized the following annualized assumptions for all applicable years: Risk-free interest rate of 2.90% and 4.46% for 2003 and 2002, respectively. No dividends were declared in periods ended March 31, 2003 and 2002. The volatility factor for the expected market price of the Company’s common stock of 0.586 and 0.562 in 2003 and 2002, respectively. The weighted average expected life of options is 5.0 for the 2003 and 2002 grants.

      Compensation expense of $86,000 has been recorded for stock options granted in the period ended March 31, 2003 under SFAS 148. No compensation cost has been recorded for stock option grants issued during 2002 as the market value equaled the exercise price at the date of grant.

Note 2 — Reinsurance

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

      At March 31, 2003, the Company had reinsurance recoverables for paid and unpaid losses of $199.2 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or letters of credit. The largest unsecured reinsurance recoverable is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due from an admitted reinsurer with an “A+” A.M. Best rating and accounts for 40.4% of the total recoverable for paid and unpaid losses.

      The Company maintains an excess-of-loss reinsurance program designed to protect against large or unusual loss and loss adjustment expense activity. The Company determines the appropriate amount of reinsurance based on the Company’s evaluation of the risks accepted and analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. To date, there have been no disputes with the Company’s excess-of-loss reinsurers. No assurance can be given, however, regarding the future ability of any of the Company’s excess-of-loss reinsurers to meet their obligations.

      Under the workers’ compensation reinsurance program, the Company reinsures each loss in excess of $300,000 up to a limit of $20.0 million, under separate treaties. The first treaty covers losses in excess of $300,000 up to $500,000, and the second treaty reinsures losses in excess of $500,000 up to $20.0 million. In addition, the Company purchases coverage in excess of $20.0 million up to $50.0 million to protect itself in the event of a catastrophe.

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

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At March 31, 2003, the Company had risk exposure in excess of collateral in the amount of $13.3 million, on these programs, for which the Company has an allowance of $7.7 million, related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. As of March 31, 2003, management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations. At March 31, 2003, the exposure amount in litigation with former risk-sharing partners which is not reserved or collateralized is $2.1 million.

Note 3 — Debt

      The Company has a credit agreement which includes a term loan and a revolving line of credit. This credit agreement consists of a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The Company uses the revolving line of credit to meet short-term working capital needs. At March 31, 2003, the Company’s term loan had an outstanding balance of $17.5 million. The Company had no outstanding balance on the revolving line of credit at March 31, 2003. At December 31, 2002, the outstanding balance on the term loan and revolving line of credit was $18.8 million and $5.3 million, respectively. The term loan calls for quarterly amortization through July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.0 million on April 1, 2003 and July 1, 2003; $1.5 million on October 1, 2003; and $1.2 million for the remaining quarterly amortization payments in 2004, 2005, and 2006, with a final payment of $1.5 million on July 1, 2006. The revolving line of credit will expire on July 1, 2004, and is thereafter renewable on an annual basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company made principal payments of $1.2 million on January 1, 2003 and $1.0 million on April 1, 2003 on the term loan.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. Of all the covenants, the most restrictive covenant is the fixed charge coverage ratio. The fixed coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. This ratio at March 31, 2003, was 3.8 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

      As of March 31, 2003, the Company was in compliance with all debt covenants.

      In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line of credit. At March 31, 2003, this line of credit had an outstanding balance of $3.5 million.

      On January 14, 2003, the Company paid in full a $3.5 million subordinated promissory note, due June 30, 2003.

Note 4 — Shareholders’ Equity

      At March 31, 2003, shareholders’ equity was $149.8 million, or $5.10 per common share, compared to $147.4 million, or $4.98 per common share, at December 31, 2002.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. As of March 31, 2003, the Company repurchased and retired 423,500 shares of common stock for a total cost of approximately $1.0 million. For the quarter ended March 31, 2003, the Company repurchased and retired 227,800 shares of common stock for a total cost of approximately $546,000. As of May 9, 2003, the Company repurchased and retired 457,200 shares of common stock for a total cost of approximately $1.1 million.

Note 5 — Regulatory Matters and Rating Agencies

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is dictated by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2002 statutory financial statements, Star may only pay dividends to the Company during 2003 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2002 was negative $24.3 million. At March 31, 2003, earned surplus was negative $27.6 million. No statutory dividends were paid from Star in 2002.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. As of March 31, 2003, on a statutory consolidated basis, gross and net premium leverage ratios were 2.2 to 1.0 and 1.7 to 1.0, respectively.

      The National Association of Insurance Commissioners (“NAIC”) has adopted a risk-based capital (“RBC”) formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital of regulated companies. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general, an insurance company must submit a calculation of its RBC formula to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

      At December 31, 2002, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $93.8 million at December 31, 2002, compared to the threshold requiring the minimum regulatory involvement of $49.7 million in 2002. At March 31, 2003, Star’s statutory surplus decreased $3.2 million to $90.6 million.

      The Insurance Company Subsidiaries’ A.M. Best financial strength rating is a “B+” (Very Good) with a positive outlook. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level.

Note 6 — Commitments and Contingencies

      The Company is involved in litigation arising in the ordinary course of operations. The Company vigorously defends such litigation. While the results of litigation cannot be predicted with certainty, management is of the opinion, after reviewing these matters with legal counsel, that the final outcome of such litigation will not have a material effect upon the Company’s financial statements.

Note 7 — Segment Information

      The Company defines its operations as specialty risk management operations and agency operations based upon differences in products and services. The separate financial information of these segments is consistent with the way results are regularly evaluated by management in deciding how to allocate resources and in assessing performance. Intersegment revenue is eliminated in consolidation.

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

     Agency Operations

      The agency operations segment was formed in 1955 as a retail insurance agency. The agency operations have grown to be one of the largest agencies in Michigan and, with acquisitions, have expanded into California. The agency operations produces primarily commercial insurance, as well as personal property, casualty, life, and accident and health insurance, with more than fifty insurance carriers from which it earns commission income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the segment results (in thousands):

	For the
	Quarters Ended
	March 31,

	2003	2002

Revenues:
Net earned premiums	$27,384	$38,657
Management fees	10,362	5,563
Investment income	3,340	3,111
Net realized gains on investments	205	9

Specialty risk management segment	41,291	47,340
Agency operations	4,147	3,638
Reconciling items	13	13
Gain on sale of subsidiary	—	199
Intersegment revenue	(1,153)	(237)

Consolidated revenue	$44,298	$50,953

Pre-tax income:
Specialty risk management	$2,636	$888
Agency operations *	2,052	1,694
Reconciling items	(585)	(1,553)
Gain on sale of subsidiary	—	199

Consolidated pre-tax income	$4,103	$1,228

*	Excluding the allocation of corporate overhead.

      The reconciling item included in the revenue relates to interest income in the holding company. The following table sets forth the pre-tax income reconciling items:

	For the
	Quarters Ended
	March 31,

	2003	2002

Holding Company Expenses	$(278)	$(303)
Amortization	(70)
Interest Expense	(237)	(1,250)

	$(585)	$(1,553)

Note 8 — Reclassifications

      Certain amounts in the 2002 notes to consolidated financial statements have been reclassified to conform with the 2003 presentation.

PART I — FINANCIAL INFORMATION

      In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Preparation of financial statements under GAAP requires management to make estimates. Actual results could differ from those estimates. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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
For the Quarters ended March 31, 2003 and 2002

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

Results of Operations for the Quarters Ended March 31, 2003 and 2002

     Overview

      Net income for the quarter ended March 31, 2003 was $2.8 million, compared to net income of $910,000 for the quarter ended March 31, 2002. This improvement reflects the addition of new fee-for-service agreements and the Company’s continued expense reduction initiatives. These initiatives have allowed the Company to leverage its fixed costs.

      Revenues for the quarter ended March 31, 2003 decreased $6.7 million, or 13.1%, to $44.3 million from $51.0 million for the comparable period in 2002.

     Specialty Risk Management Operations

      The following table sets forth the revenues and results from specialty risk management operations (in thousands):

	For the
	Quarters Ended
	March 31,

	2003	2002

Revenues:
Net earned premiums	$27,384	$38,657
Management fees	10,362	5,563
Investment income	3,340	3,111
Net realized gains on investments	205	9

Total revenue	$41,291	$47,340

Pre-tax income	$2,636	$888

      Revenues from specialty risk management operations decreased $6.0 million, or 12.8%, to $41.3 million for the quarter ended March 31, 2003, from $47.3 million for the comparable period in 2002. This decrease reflects an $11.3 million, or 29.2% decrease in net earned premiums to $27.4 million in the quarter ended March 31, 2003, from $38.7 million in the comparable period in 2002. This decrease is the result of a reduction in earned premium of $18.0 million related to programs discontinued in 1999 and programs terminated for leverage ratio purposes. In addition, earned premium related to existing programs and new business decreased $587,000. Offsetting the overall decrease in net earned premium is a $7.3 million reduction in ceded earned premium associated with the cancellation in 2002 of the surplus relief treaty related to several workers’ compensation programs.

      Management fees increased $4.8 million, or 86.3%, to $10.4 million from $5.6 million. New claims handling and management services agreements contributed $4.7 million to this increase. Existing managed programs contributed $96,000 to this increase.

      Net investment income increased $229,000, or 7.4%, to $3.3 million for the quarter ended March 31, 2003, compared to $3.1 million for the comparable period in 2002. This increase reflects a $59.0 million, or 25.6% increase in average invested assets and cash and cash equivalents, to $289.6 million for the quarter ended March 31, 2003, from $230.7 million for the comparable period in 2002. The increase in average invested assets and cash and cash equivalents, primarily reflects net assets invested of $37.5 million from the proceeds received from the Company’s public offering in June 2002. In addition, the increase in average invested assets and cash and cash equivalents, was the result of growth in premiums, collection of reinsurance recoverables, and the cancellation of the surplus relief treaty in 2002. The pre-tax yield for March 31, 2003 was 4.8%, compared to 5.5% for the comparable period in 2002.

      Specialty risk management operations generated pre-tax income of $2.6 million for the quarter ended March 31, 2003, compared to pre-tax income of $888,000 for the comparable period in 2002. This improvement reflects the favorable impact of the previously indicated fee-for-service agreements.

      Net loss and loss adjustment expenses (“LAE”) decreased $7.3 million, or 29.7%, to $17.2 million for the quarter ended March 31, 2003, from $24.5 million for the same period in 2002. The Company’s loss and loss adjustment expense ratio increased by 1.6 percentage points to 69.0% for the quarter ended March 31, 2003, from 67.4% for the same period in 2002. This ratio is the unconsolidated net loss and loss adjustment expenses in relation to net earned premium. The increase in the overall loss ratio reflects a $2.1 million increase in unallocated loss adjustment expenses paid in 2003 relating to the growth in gross written premium in 2003, as compared to the decline in premium experienced in 2002. In general, the payment of claims handling fees are weighted to the beginning of the premium cycle, since a number of the claim contracts are based upon an overall payment pattern applied to gross written premium. The unallocated loss adjustment expense ratio was 7.3% for the quarter ended March 31, 2003, compared to 4.2% for the same period in 2002. The loss ratio, excluding unallocated loss adjustment expenses, was 61.7% for the quarter ended March 31, 2003, compared to 63.2% for the same period in 2002. The loss ratio was also impacted by losses relating to the Company’s mandatory participation in workers’ compensation residual market pools. Due to the lower level of net earned premiums in the first quarter of 2003, compared to the same period in 2002, the residual market losses added 3.9 points to the 2003 loss ratio.

      For the quarter ended March 31, 2003, the Company reported net adverse development on loss and LAE of $331,000, or 0.2% of $193.1 million of net loss and LAE reserves at December 31, 2002. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves for the quarters ending March 31, 2003 and 2002. The major components of this development are as follows:

           Continuing Programs:

•	The continuing programs contributed net unfavorable development of $1.6 million, or 1.6%, on reserves of $98.7 million related to accident years 2002 and prior. General liability, liability occurrence programs, and medical malpractice contributed $1.2 million, $601,000 and $237,000, respectively, to the net unfavorable development. Also contributing to this net unfavorable development was $568,000 of adverse development in residual markets. Offsetting the net unfavorable development was favorable development of $473,000 and $361,000, in property and workers’ compensation programs, respectively. The remaining favorable development was in other lines of business.

           Discontinued and Terminated Programs:

•	The discontinued programs that had aggregate stop loss provisions, lack of risk sharing or proven actuarial experience, and the surety line of business contributed net favorable development of $1.4 million, or 4.8%, on reserves of $28.8 million related to accident years 2002 and prior. This favorable development reflects better than expected claims run-off on workers’ compensation programs that contributed $1.3 million and on the liability occurrence programs that contributed $142,000 to the net favorable development.

•	The programs that were terminated in late 2000 and in 2001 to reduce leverage ratios accounted for $123,000. or 0.3%, of the adverse development on reserves of $45.5 million related to accident years 2002 and prior. This adverse development primarily reflects higher than expected claims reported and paid in automobile liability of $586,000 and $133,000 in workers’ compensation and all other lines. This adverse development was partially offset by favorable development in general liability, claims made liability, and property of $200,000, $360,000, and $36,000, respectively.

      At March 31, 2003, the Company recorded management’s best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, which was $187.1 million. Reserves are reviewed by both internal and independent actuaries for adequacy on a periodic basis. When reviewing reserves, the Company analyzes historical data and estimates the impact of various factors such as (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

      At March 31, 2003, the key assumptions used in the development of the ultimate estimates for losses and LAE have remained consistent with the key assumptions used in previous quarters. The key assumptions used in management’s selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods.

      The Company’s expense ratio improved 1.3 percentage points to 36.5% for the quarter ended March 31, 2003, from 37.8% for the same period in 2002. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium. The improvement reflects the impact of an unusual ceding commission adjustment in 2002 related to a surplus relief treaty.

     Agency Operations

      The following table sets forth the revenues and results from agency operations (in thousands):

	For the
	Quarters Ended
	March 31,

	2003	2002

Net commission	$4,147	$3,638
Pre-tax income*	$2,052	$1,694

*	Excluding the allocation of corporate overhead

      Revenue from agency operations, which consists primarily of agency commission revenue, increased $509,000, or 14.0%, to $4.1 million for the quarter ended March 31, 2003, from $3.6 million for the comparable period in 2002. This increase is primarily the result of rate increases, increases in contingent commissions and an increase due to the acquisition of books of business from new producers.

      Agency operations generated pre-tax income of $2.1 million for the quarter ended March 31, 2003, compared to $1.7 million for the comparable period in 2002. The improvement in the pre-tax margin is the result of rate increases and overall expense reductions.

Other Items

     Salary and Employee Benefits and Other Administrative Expenses

      Salary and employee benefits increased $2.3 million, or 24.1%, to $11.9 million, from $9.6 million for the comparable period in 2002. This increase is primarily the result of the hiring of employees to handle new fee-for-service agreements. In addition, this increase reflects both merit increases and a slight increase in staffing levels. Other administrative expenses increased $1.6 million, or 30.1%, to $7.1 million, from $5.4 million for the comparable period in 2002. The increase in administrative expenses is also attributable to the new fee-for-service agreements. Salary and benefits and administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of the Company’s segment information.

     Interest Expense

      Interest expense for the quarter ended March 31, 2003 decreased by $1.0 million, or 81.0%, to $237,000, from $1.3 million for the comparable period in 2002. Interest expense is primarily attributable to the Company’s term loan and revolving line of credit. This decrease reflects both the reduction in the average outstanding balance and a reduction in the average interest rate. The average outstanding balance during the first quarter of 2003 was $23.8 million, compared to $54.7 for the same period in 2002. The average interest rate in 2003 was 4.0%, compared to 9.1% in 2002. The applicable margin in the agreement, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. This ratio at March 31, 2003, was 3.8 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

     Taxes

      Federal income tax expense for the quarter ended March 31, 2003 was $1.3 million, or 32.8% of income before taxes. For the same quarter last year, the Company reflected a federal income tax expense of $318,000, or 25.9% of income before taxes. The increase in tax expense is the result of an increase in earnings. The Company’s effective tax rate differs from the 34% statutory rate primarily due to tax-exempt investment income. The overall change in the effective rate in comparison to the quarter ended March 31, 2002 is related to changes in the proportion of tax-exempt investment income to total underwriting results.

      At March 31, 2003, the Company had a deferred tax asset of $17.7 million, $6.6 million of which is related to a net operating loss carryforward (“NOL”). Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb both the applicable reversing temporary differences and the NOL. At March 31, 2003, management concluded that the positive evidence supporting the generation of future taxable income sufficient to realize the deferred tax asset outweighed the negative evidence of the cumulative losses reported for the periods ended December 31, 2001, 2000, and 1999. This conclusion was based upon:

•	The current market conditions that supported the cumulative premium rate increases of 49% since the beginning of 2000 is expected to continue;

•	For the first quarter of 2003, loss reserves continue to stabilize with a calendar year 2003 loss and LAE ratio of 69.0% and net adverse development on loss and LAE on prior year accident years of $331,000, or 0.2% of $193.1 million of net loss and LAE reserves at December 31, 2002;

•	The completion of the Company’s exit of certain discontinued unprofitable programs. Exposures related to these programs were fully earned during the first half of 2002. Furthermore, the uncertainty of future reserve development appears to have been reduced by aggressive claims handling which reduced the number of pending claims, reserve strengthening in 2002, and a claim by claim review conducted by the Company’s corporate claims department during the fourth quarter of 2002; and

•	Alternative tax strategies, which could generate capital gains from the potential sale of assets and/or subsidiaries.

     Other Than Temporary Impairments

      The Company’s policy on other than temporarily impaired securities is to determine impairment based on analysis of the following factors: market value less than 80% of amortized cost for a six month period; rating downgrade or other credit event, e.g., failure to pay interest when due; financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; prospects for the issuer’s industry segment; intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. Investments which are determined to be impaired are written down to their estimated net realizable value. At March 31, 2003, the Company did not hold any securities in its investment portfolio that were impaired. For the quarter ended March 31, 2003, unrealized gains and losses on securities were $14.1 million and ($1.1) million, respectively.

Liquidity and Capital Resources

      The principal sources of funds for the Company and its subsidiaries are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. The Company generates operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and the non-regulated subsidiaries, which have been set forth in the table below for the periods ending March 31, 2003 and 2002.

	For the Quarters
	Ended March 31,

	2003	2002

Net income	$2,756	$910

Regulated Subsidiaries
Net income	$866	$529

Non-regulated Subsidiaries
Net income	$1,890	$381
Interest, depreciation, and amortization	747	1,811

Non-regulated net income, excluding interest, depreciation, and amortization	$2,637	$2,192

      Cash flow provided by operations for the quarter ended March 31, 2003 was $12.8 million, compared to cash flow used in operations of $6.4 million for the comparable quarter in 2002. The increase in cash flow from operations primarily reflects an increase in earnings, the acceleration of collections on reinsurance recoverables, increased collections on premiums, and $2.4 million in cash receipts on fee-for-service contracts in advance of the related earnings process.

      The Company has a credit agreement which includes a term loan and a revolving line of credit. This credit agreement consists of a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The Company uses the revolving line of credit to meet short-term working capital needs. At March 31, 2003, the Company’s term loan had an outstanding balance of $17.5 million. The Company had no outstanding balance on the revolving line of credit at March 31, 2003. At December 31, 2002, the outstanding balance on the term loan and revolving line of credit was $18.8 million and $5.3 million, respectively. The term loan calls for quarterly amortization of the principal through July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.0 million on April 1, 2003 and July 1, 2003; $1.5 million on October 1, 2003; and $1.2 million for the remaining quarterly amortization payments in 2004, 2005, and 2006, with a final payment of $1.5 million on July 1, 2006. The revolving line of credit will expire on July 1, 2004, and is thereafter renewable on an annual basis.

      The Company made principal payments of $1.2 million on January 1, 2003 and $1.0 million on April 1, 2003 on the term loan.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. Of all the covenants, the most restrictive covenant is the fixed charge coverage ratio. The fixed coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. This ratio at March 31, 2003, was 3.8 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

      As of March 31, 2003, the Company was in compliance with all debt covenants.

      In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line of credit. At March 31, 2003, this line of credit had an outstanding balance of $3.5 million.

      On January 14, 2003, the Company paid in full a $3.5 million subordinated promissory note, due June 30, 2003.

      Shareholders’ equity was $149.8 million, or $5.10 per common share, at March 31, 2003, compared to $147.4 million, or $4.98 per common share, at December 31, 2002.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. As of March 31, 2003, the Company repurchased and retired 423,500 shares of common stock for a total cost of approximately $1.0 million. For the quarter ended March 31, 2003, the Company repurchased and retired 227,800 shares of common stock for a total cost of approximately $546,000. As of May 9, 2003, the Company repurchased and retired 457,200 shares of common stock for a total cost of approximately $1.1 million.

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is limited by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2002 statutory financial statements, Star may only pay dividends to the Company during 2003 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2002 was negative $24.3 million. At March 31, 2003, earned surplus was negative $27.6 million. No statutory dividends were paid in 2002.

Regulatory and Rating Issues

      The National Association of Insurance Commissioners (“NAIC”) has adopted a risk-based capital (“RBC”) formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital of regulated companies. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general, an insurance company must submit a calculation of its RBC formula to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

      At December 31, 2002, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $93.8 million at December 31, 2002, compared to the threshold requiring the minimum regulatory involvement of $49.7 million in 2002. At March 31, 2003, Star’s statutory surplus decreased $3.2 million to $90.6 million. Statutory accounting principles differ in some respects from generally accepted accounting principles (“GAAP”). These differences include the costs of acquiring and renewing business. Under statutory accounting principles these acquisition costs are expensed as premium is written, while under GAAP these costs are deferred and recognized as premium is earned over the terms of the policies or reinsurance treaties to which the costs relate. At March 31, 2003, deferred policy acquisition costs increased $3.8 million, to $ 15.9 million, compared to $12.1 million at December 31, 2002.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. As of March 31, 2003, on a statutory consolidated basis, gross and net premium leverage ratios were 2.2 to 1.0 and 1.7 to 1.0, respectively.

      The Insurance Company Subsidiaries’ A.M. Best financial strength rating is a “B+” (Very Good) with a positive outlook. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level.

New Accounting Pronouncements

      The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure- an amendment of FASB Statement No. 123”, for periods starting after December 15, 2003, or thereafter. SFAS No. 148 provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, “Accounting for Stock-Based Compensation”, and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date.

      As of January 1, 2003, the Company has adopted the requirements of SFAS No. 148 utilizing the prospective method. Compensation expense of $86,000 has been recorded for stock options granted in the period ended March 31, 2003 under SFAS 148. No compensation cost has been recorded for stock option grants issued during 2002 as the market value equaled the exercise price at the date of grant.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      No material changes since December 31, 2002 Annual Report on Form 10-K.

Item 4.     Controls and Procedures

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information relating to the Company (including its consolidated subsidiaries) required to be included in this quarterly report has been made known in a timely manner. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation by the Company’s Chief Executive Officer and Chief Financial Officer.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      The information required by this item is included under “Note 6” of the Company’s Form 10-Q for the three months ended March 31, 2003, which is hereby incorporated by reference.

Item 6.	Exhibits and Reports on Form 8-K

      (A) The following documents are filed as part of this Report:

Exhibit
No.	Description

10.1	Pledge Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated September 25, 2002.
10.2	Subsidiary Pledge Agreement between Meadowbrook, Inc. and Comerica Bank, dated September 25, 2002.
10.3	Subsidiary Pledge Agreement between Crest Financial Corporation and Comerica Bank, dated September 25, 2002.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (B) Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOWBROOK INSURANCE GROUP, INC.

By:	/s/ KAREN M. SPAUN

Senior Vice President and
Chief Financial Officer

Dated: May 15, 2003

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

/s/ ROBERT S. CUBBIN

Robert S. Cubbin
Chief Executive Officer

Date: May 15, 2003

Form of Certification for Quarterly Reports on Form 10-Q

I, Karen M. Spaun, Senior Vice President and Chief Financial Officer, certify that:

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

/s/ KAREN M. SPAUN

Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Date: May 15, 2003

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Pledge Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated September 25, 2002.
10.2	Subsidiary Pledge Agreement between Meadowbrook, Inc. and Comerica Bank, dated September 25, 2002.
10.3	Subsidiary Pledge Agreement between Crest Financial Corporation and Comerica Bank, dated September 25, 2002.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.