Form 10-Q
period 2003-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2003-08-14
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

     The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 8, 2003 was 29,022,394.

		Page

PART I — FINANCIAL INFORMATION
Item 1 —	Financial Statements
	Condensed Consolidated Statements of Income (unaudited)	2-3
	Consolidated Statements of Comprehensive Income (unaudited)	4-5
	Condensed Consolidated Balance Sheets (unaudited)	6
	Condensed Consolidated Statements of Cash Flows (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited) and Management Representation	8-16
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-28
Item 3 —	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4 —	Controls and Procedures	28
PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings	29
Item 4 —	Submission of Matters to a Vote of Security Holders	29
Item 6 —	Exhibits and Reports on Form 8-K	29
Signatures		30

PART 1 — FINANCIAL INFORMATION

Item 1     Financial Statements

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30,

	2003	2002

	(Unaudited)
	(in thousands,
	except share data)
Revenues:
Net premium earned	$63,614	$82,970
Net commissions and fees	24,627	18,932
Net investment income	6,930	6,629
Net realized gains (losses) on investments	579	(301)
Gain on sale of subsidiary	—	199

Total revenues	95,750	108,429

Expenses:
Net loss and loss adjustment expenses	41,295	55,096
Salaries and employee benefits	23,800	18,848
Policy acquisition and other underwriting expenses	9,749	19,934
Other administrative expenses	12,390	11,491
Interest on notes payable	449	2,124
Gain on debt reduction	—	(359)

Total expenses	87,683	107,134

Income before income taxes	8,067	1,295
Federal income tax expense	2,632	263

Net income	$5,435	$1,032

Earnings per share:
Basic	$0.19	$0.09
Diluted	$0.18	$0.09
Weighted average number of common shares outstanding:
Basic	29,358,267	11,220,758
Diluted	29,389,101	11,220,758

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Quarter Ended June 30,

	2003	2002

	(Unaudited)
	(in thousands,
	except share data)
Revenues:
Net premium earned	$36,230	$44,313
Net commissions and fees	11,271	9,968
Net investment income	3,577	3,505
Net realized gains (losses) on investments	374	(310)

Total revenues	51,452	57,476

Expenses:
Net loss and loss adjustment expenses	24,109	30,638
Salaries and employee benefits	11,868	9,235
Policy acquisition and other underwriting expenses	5,993	10,948
Other administrative expenses	5,306	6,073
Interest on notes payable	212	874
Gain on debt reduction	—	(359)

Total expenses	47,488	57,409

Income before income taxes	3,964	67
Federal income tax expense (benefit)	1,285	(55)

Net income	$2,679	$122

Earnings per share:
Basic	$0.09	$0.01
Diluted	$0.09	$0.01
Weighted average number of common shares outstanding:
Basic	29,214,563	13,899,557
Diluted	29,261,119	13,902,073

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30,

	2003	2002

	(Unaudited)
	(in thousands)
Net income	$5,435	$1,032
Other comprehensive income, net of tax:
Unrealized gains on securities	2,303	373
Less: reclassification adjustment for (gains) losses included in net income	(229)	199

Other comprehensive income, net of tax	2,074	572

Comprehensive income	$7,509	$1,604

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarter Ended June 30,

	2003	2002

	(Unaudited)
	(in thousands)
Net income	$2,679	$122
Other comprehensive income, net of tax:
Unrealized gains on securities	2,011	1,976
Less: reclassification adjustment for (gains) losses included in net income	(88)	205

Other comprehensive income, net of tax	1,923	2,181

Comprehensive income	$4,602	$2,303

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)

	(in thousands, except
	share data)
ASSETS
Invested assets:
Debt securities available for sale, at fair value (cost of $255,845 and $231,876)	$271,967	$244,861
Equity securities available for sale, at fair value (cost of $1,980 and $1,980)	1,804	1,804

Total invested assets	273,771	246,665
Cash and cash equivalents	33,837	39,385
Premiums and agent balances receivable	77,599	71,420
Reinsurance recoverable on:
Paid losses	19,660	20,396
Unpaid losses	181,441	181,817
Prepaid reinsurance premiums	21,169	18,115
Deferred policy acquisition costs	17,189	12,140
Deferred federal income taxes	15,529	19,099
Goodwill	28,997	28,997
Other assets	39,966	36,805

Total assets	$709,158	$674,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss adjustment expenses	$369,075	$374,933
Unearned premiums	100,097	68,678
Debt	20,785	32,497
Reinsurance funds held and balances payable	23,473	16,199
Other liabilities	42,283	35,137

Total liabilities	555,713	527,444

Commitments and contingencies (Note 6)
Shareholders’ Equity:
Common stock, $.01 par value; authorized 50,000,000 shares:
29,022,394 and 29,591,494 shares issued and outstanding	290	296
Additional paid-in capital	125,104	127,429
Retained earnings	18,406	12,073
Note receivable from officer	(902)	(876)
Accumulated other comprehensive income	10,547	8,473

Total shareholders’ equity	153,445	147,395

Total liabilities and shareholders’ equity	$709,158	$674,839

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,

	2003	2002

	(Unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$30,191	$(10,795)

Cash flows (used in) provided by investing activities:
Purchase of debt securities available for sale	(53,453)	(43,576)
Proceeds from sale of debt securities available for sale	29,916	25,788
Proceeds from sale of equity securities available for sale	—	900
Other investing activities	900	2,880

Net cash used in investing activities	(22,637)	(14,008)
Cash flows (used in) provided by financing activities:
Net payments on bank loan	(11,712)	(10,659)
Net proceeds from public offering	—	60,526
Share repurchases	(1,562)	—
Other financing activities	172	73

Net cash (used in) provided by financing activities	(13,102)	49,940

(Decrease) increase in cash and cash equivalents	(5,548)	25,137
Cash and cash equivalents, beginning of period	39,385	33,302

Cash and cash equivalents, end of period	$33,837	$58,439

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies

     Basis of Presentation

      The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation (which collectively are referred to as the “Insurance Company Subsidiaries”), and American Indemnity Insurance Company, Ltd. and Preferred Insurance Company, Ltd. The consolidated financial statements also include Meadowbrook, Inc. and its subsidiaries, and Crest Financial Corporation and its subsidiaries.

      These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2002.

      The consolidated financial statements reflect all normal recurring adjustments, which were, in the opinion of management, necessary to present a fair statement of the results for the interim period. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results expected for the full year.

     Revenue Recognition Policy

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

      Commission income, which includes reinsurance brokerage, is recorded on the latter of the effective date or the billing date of the policies on which they were earned. Commission income is reported net of sub-broker commission expense. Commission and other adjustments are recorded when they occur and the Company maintains an allowance for estimated policy cancellations and commission returns.

      Fee income, which includes risk management consulting, loss control, and claims services, is recognized in the period the services are provided. The claims processing fees are recognized as revenue over the estimated life of the claims. For those contracts that provide services beyond the contractually defined termination date of the related contracts, fees are deferred in an amount equal to management’s estimate of the Company’s obligation to continue to provide services.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Outstanding options of 2,092,149 and 2,764,244 for the six months ended June 30, 2003 and 2002, respectively, have been excluded from the diluted earnings per share as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 30,834 for the six months ended June 30, 2003. There were no shares issuable pursuant to stock options included in diluted earnings per share for the six months ended June 30, 2002. In addition, outstanding warrants of 300,000 for the six months ended June 30, 2003 and 2002, have been excluded from the diluted earnings per share as they were anti-dilutive.

      Outstanding options of 2,092,149 and 2,337,744 for the quarters ended June 30, 2003 and 2002, respectively, have been excluded from the diluted earnings per share as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 46,556 and 2,048 for the quarters ended June 30, 2003 and 2002, respectively. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 468 for the quarter ended June 30, 2002. Outstanding warrants of 300,000 for the quarter ended June 30, 2003 have been excluded from the diluted earnings per share as they were anti-dilutive.

     New Accounting Pronouncements

      The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure- an amendment of FASB Statement No. 123”, for periods starting after December 15, 2003, or thereafter. SFAS No. 148 provides three optional transition methods for entities that voluntarily adopt the fair value recognition principles of SFAS No 123, “Accounting for Stock-Based Compensation”, and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date.

      The Company, through its 1995 and 2002 Stock Option Plans (the “Plans”), may grant options to key executives and other members of management of the Company and its subsidiaries in amounts not to exceed 2,000,000 shares of the Company’s common stock allocated for each plan. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. Option shares may be exercised subject to the terms of the Plans and the terms prescribed by the Committee at the time of grant. Currently, the Plans’ options have either five or ten-year terms and are exercisable and vest in equal increments over the option term.

      As of January 1, 2003, the Company adopted the requirements of SFAS No. 148 utilizing the prospective method. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. If compensation cost for stock option grants

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had been determined based on a fair value method, net income and earnings per share on a pro forma basis for the periods ending June 30, 2003 and 2002 would be as follows (in thousands):

	For the Six-Months
	Ended June 30,

	2003	2002

Net income, as reported	$5,435	$1,032
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	79	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(515)	(447)

Pro forma net income	$4,999	$585

Earnings per share:
Basic — as reported	$0.19	$0.09
Basic — pro forma	$0.17	$0.05
Diluted — as reported	$0.18	$0.09
Diluted — pro forma	$0.17	$0.05

	For the Quarters
	Ended June 30,

	2003	2002

Net income, as reported	$2,679	$122
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	22	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(229)	(242)

Pro forma net income (loss)	$2,472	$(120)

Earnings per share:
Basic — as reported	$0.09	$0.01
Basic — pro forma	$0.08	$(0.01)
Diluted — as reported	$0.09	$0.01
Diluted — pro forma	$0.08	$(0.01)

      The Black-Scholes valuation model utilized the following annualized assumptions for all applicable years: Risk-free interest rate of 2.90% and 4.46% for 2003 and 2002, respectively. No dividends were declared in periods ended June 30, 2003 and 2002. The volatility factor for the expected market price of the Company’s common stock of 0.586 and 0.562 in 2003 and 2002, respectively. The weighted average expected life of options is 5.0 for the 2003 and 2002 grants.

      Compensation expense of $120,000 has been recorded for stock options granted in the six months ended June 30, 2003 under SFAS. 148. No compensation cost has been recorded for stock option grants issued during 2002 as the market value equaled the exercise price at the date of grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At June 30, 2003, the Company had reinsurance recoverables for paid and unpaid losses of $201.1 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or letters of credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 39.0% of the total recoverable for paid and unpaid losses.

      The Company maintains an excess-of-loss reinsurance program designed to protect against large or unusual loss and loss adjustment expense activity. The Company determines the appropriate amount of reinsurance based on the Company’s evaluation of the risks accepted and analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. To date, there have been no material disputes with the Company’s excess-of-loss reinsurers. No assurance can be given, however, regarding the future ability of any of the Company’s excess-of-loss reinsurers to meet their obligations.

      Under the workers’ compensation reinsurance program, the Company reinsures each loss in excess of $300,000 up to a limit of $50.0 million, under separate treaties. The first treaty reinsures losses in excess of $300,000 up to a maximum of $1.0 million. The second treaty reinsures losses in excess of $1.0 million up to a maximum of $2.0 million. The third treaty reinsures losses in excess of $2.0 million up to a maximum coverage including the Company’s retention of $5.0 million. The fourth treaty reinsures losses in excess of $5.0 million up to a maximum of $10.0 million. The fifth treaty reinsures losses in excess of $10.0 million up to a maximum of $20.0 million. The sixth treaty reinsures losses in excess of $20.0 million for coverage up to a maximum of $50.0 million.

      Under the liability reinsurance treaty, the reinsurers are responsible for 100% of the amount of each loss in excess of $350,000 up to a maximum of $2.0 million per occurrence. A clash layer reinsures losses in excess of $2.0 million up to a maximum coverage with the Company’s retention of $5.0 million. Clash coverage protects the Company against two casualty policies responding to the same occurrence or coverage to claims settled above stated policy limits.

      Under the property reinsurance treaty, the reinsurers are responsible for 100% of the amount of each loss in excess of $250,000 up to a maximum of $5.0 million per location for an occurrence. In addition, the reinsurers are responsible for 100% of the excess of $750,000 up to a maximum of $20.0 million for a multi-location loss due to a catastrophe. Additional capacity for individual risks may be acquired through facultative reinsurance sources.

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At June 30, 2003, the Company had risk exposure in excess of collateral in the amount of $12.7 million, on these programs, for which the Company has an allowance of $7.6 million, related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. As of June 30, 2003, management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s risk-sharing partners to meet their obligations. At June 30, 2003, the exposure amount in litigation with former risk-sharing partners which is not reserved or collateralized is $2.1 million.

Note 3 — Debt

      The Company has a credit agreement which includes a term loan and a revolving line of credit. This credit agreement consists of a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The Company uses the revolving line of credit to meet short-term working capital needs. At June 30, 2003, the Company’s term loan had an outstanding balance of $16.5 million. The Company had no outstanding balance on the revolving line of credit at June 30, 2003. At December 31, 2002, the outstanding balance on the term loan and revolving line of credit was $18.8 million and $5.3 million, respectively. The term loan calls for quarterly amortization through July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.0 million on April 1, 2003 and July 1, 2003; $1.5 million on October 1, 2003; and $1.2 million for the remaining quarterly amortization payments in 2004, 2005, and 2006, with a final payment of $1.5 million on July 1, 2006. The revolving line of credit will expire on July 1, 2004, and is thereafter renewable on an annual basis.

      The Company made principal payments of $1.2 million on January 1, 2003, and $1.0 million on April 1, 2003 and July 1, 2003, on the term loan.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. Of all the covenants, the most restrictive covenant is the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. At June 30, 2003, this ratio was 3.3 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

      As of June 30, 2003, the Company was in compliance with all debt covenants.

      In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line of credit. At June 30, 2003, this line of credit had an outstanding balance of $4.3 million.

      On January 14, 2003, the Company paid in full a $3.5 million subordinated promissory note, due June 30, 2003.

Note 4 — Shareholders’ Equity

      At June 30, 2003, shareholders’ equity was $153.4 million, or $5.29 per common share, compared to $147.4 million, or $4.98 per common share, at December 31, 2002.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. As of June 30, 2003, the Company repurchased and retired 764,800 shares of common stock for a total cost of approximately $2.0 million. For the quarter ended June 30, 2003, the Company repurchased and retired 341,300 shares of common stock for a total cost of approximately $1.0 million. As of August 8, 2003, the Company repurchased and retired 764,800 shares of common stock for a total cost of approximately $2.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Regulatory Matters and Rating Agencies

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is dictated by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2002 statutory financial statements, Star may only pay dividends to the Company during 2003 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2002 was negative $24.3 million. At June 30, 2003, earned surplus was negative $27.4 million. No statutory dividends were paid from Star in 2002.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. As of June 30, 2003, on a statutory consolidated basis, gross and net premium leverage ratios were 2.3 to 1.0 and 1.7 to 1.0, respectively.

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

      At December 31, 2002, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $93.8 million at December 31, 2002, compared to the threshold requiring the minimum regulatory involvement of $49.7 million in 2002. At June 30, 2003, Star’s statutory surplus was $90.8 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table sets forth the segment results (in thousands):

	For the Six Months
	Ended June 30,

	2003	2002

Revenues:
Net earned premiums	$63,614	$82,970
Management fees	10,188	6,582
Claim fees	8,137	3,539
Loss control fees	1,126	1,335
Reinsurance brokerage	161	195
Investment income	6,904	6,603
Net realized gains (losses) on investments	579	(301)

Specialty risk management segment	90,709	100,923
Agency operations	7,822	7,614
Reconciling items	26	26
Gain on sale of subsidiary	—	199
Intersegment revenue	(2,807)	(333)

Consolidated revenue	$95,750	$108,429

Pre-tax income:
Specialty risk management	$5,517	$(217)
Agency operations*	3,600	3,388
Reconciling items	(1,050)	(2,075)
Gain on sale of subsidiary	—	199

Consolidated pre-tax income	$8,067	$1,295

*	Excluding the allocation of corporate overhead.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Quarters
	Ended June 30,

	2003	2002

Revenues:
Net earned premiums	$36,230	$44,313
Management fees	4,840	3,421
Claim fees	3,755	1,805
Loss control fees	549	739
Reinsurance brokerage	106	123
Investment income	3,564	3,492
Net realized gains (losses) on investments	374	(310)

Specialty risk management segment	49,418	53,583
Agency operations	3,675	3,976
Reconciling items	13	13
Intersegment revenue	(1,654)	(96)

Consolidated revenue	$51,452	$57,476

Pre-tax income:
Specialty risk management	$2,881	$(1,099)
Agency operations*	1,548	1,694
Reconciling items	(465)	(528)

Consolidated pre-tax income	$3,964	$67

*	Excluding the allocation of corporate overhead.

      The reconciling item included in the revenue relates to interest income in the holding company. The following table sets forth the pre-tax income reconciling items:

	For the Six Months
	Ended June 30,

	2003	2002

Holding company expenses	$(461)	$(310)
Gain on debt reduction	—	359
Amortization	(140)	—
Interest expense	(449)	(2,124)

	$(1,050)	$(2,075)

	For the Quarters
	Ended June 30,

	2003	2002

Holding company expenses	$(183)	$(13)
Gain on debt reduction	—	359
Amortization	(70)	—
Interest expense	(212)	(874)

	$(465)	$(528)

Note 8 — Reclassifications

      Certain amounts in the notes and consolidated financial statements have been reclassified to conform to the 2003 presentation.

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
For the Periods ended June 30, 2003 and 2002

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

Results of Operations for the Six Months Ended June 30, 2003 and 2002

     Overview

      Net income for the six months ended June 30, 2003 was $5.4 million, or $0.18 per dilutive share, compared to net income of $1.0 million, or $0.09 per dilutive share, for the six months ended June 30, 2002. This improvement reflects the addition of new fee-for-service agreements and the Company’s continued expense control initiatives. These initiatives have allowed the Company to leverage its fixed costs.

      Revenues for the six months ended June 30, 2003 decreased $12.7 million, or 11.7%, to $95.7 million from $108.4 million for the comparable period in 2002.

     Specialty Risk Management Operations

      The following table sets forth the revenues and results from specialty risk management operations (in thousands):

	For the Six Months
	Ended June 30,

	2003	2002

Revenues:
Net earned premiums	$63,614	$82,970
Management fees	10,188	6,582
Claim fees	8,137	3,539
Loss control fees	1,126	1,335
Reinsurance brokerage	161	195
Investment income	6,904	6,603
Net realized gain (loss) on investments	579	(301)

Total revenue	$90,709	$100,923

Pre-tax income (loss)	$5,517	$(217)

      Revenues from specialty risk management operations decreased $10.2 million, or 10.1%, to $90.7 million for the six months ended June 30, 2003, from $100.9 million for the comparable period in 2002. This decrease reflects a $19.4 million, or 23.3% decrease in net earned premiums to $63.6 million in the six months ended June 30, 2003, from $83.0 million in the comparable period in 2002. This decrease is the result of a reduction in earned premium of $27.4 million related to programs discontinued in 1999 and programs terminated for leverage ratio purposes. Offsetting the overall decrease in net earned premiums is a $6.9 million increase in earned premium related to existing programs and new business and a $1.1 million reduction in ceded earned premium associated with the cancellation in 2002 of the surplus relief treaty related to several workers’ compensation programs.

      Management fees increased $3.6 million, or 54.8%, to $10.2 million for the six months ended June 30, 2003, from $6.6 million for the comparable period in 2002. Claim fees increased $4.6 million, or 129.9%, to $8.1 million from $3.5 million for the comparable period in 2002. The increase in management fees and claim fees reflects the previously mentioned addition of new fee-for-service agreements of $3.4 million and $5.3 million, respectively. This increase in management fees and claim fees is partially offset by a decrease in discontinued programs and the result of the conversion of an existing fee-based program into an insured program within the Company’s underwriting subsidiary. Loss control fees decreased $209,000, or 15.7%, to $1.1 million from $1.3 million for the comparable period in 2002. This decrease is mainly the result of the conversion of an existing fee-based program into an insured program.

      Net investment income increased $301,000, or 4.6%, to $6.9 million for the six months ended June 30, 2003, compared to $6.6 million for the comparable period in 2002. This increase reflects a $59.1 million, or 24.9% increase in average invested assets and cash and cash equivalents, to $296.8 million for the six months ended June 30, 2003, from $237.7 million for the comparable period in 2002. The increase in average invested assets and cash and cash equivalents, primarily reflects net assets invested of $37.5 million from the proceeds received from the Company’s public offering in June 2002. In addition, the increase in average invested assets and cash and cash equivalents, was the result of growth in premiums, collection of reinsurance recoverables, and the cancellation of the surplus relief treaty in 2002. The pre-tax yield for June 30, 2003 was 4.6%, compared to 5.6% for the comparable period in 2002.

      Specialty risk management operations generated pre-tax income of $5.5 million for the six months ended June 30, 2003, compared to pre-tax loss of $217,000 for the comparable period in 2002. This improvement reflects the favorable impact of the previously indicated fee-for-service agreements and improved underwriting results. The generally accepted accounting principles (“GAAP”) combined ratio was 106.0% for the six months ended June 30, 2003, compared to 107.0% for the same period in 2002.

      Net loss and loss adjustment expenses (“LAE”) decreased $13.8 million, or 25.1%, to $41.3 million for the six months ended June 30, 2003, from $55.1 million for the same period in 2002. The Company’s loss and LAE ratio for both periods in 2003 and 2002 was 70.2%. This ratio is the unconsolidated net loss and LAE in relation to net earned premium.

      The Company’s expense ratio improved 1.0 percentage point to 35.8% for the six months ended June 30, 2003, from 36.8% for the same period in 2002. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium. The improvement reflects the ability to leverage fixed costs and a reduction in gross commissions. This improvement is partially offset by an increase in insurance related assessments.

     Agency Operations

      The following table sets forth the revenues and results from agency operations (in thousands):

	For the Six Months
	Ended
	June 30,

	2003	2002

Net commission	$7,822	$7,614
Pre-tax income*	$3,600	$3,388

*	Excluding the allocation of corporate overhead

      Revenue from agency operations, which consists primarily of agency commission revenue, increased $208,000, or 2.7%, to $7.8 million for the six months ended June 30, 2003, from $7.6 million for the comparable period in 2002. This increase is primarily the result of rate increases, increases in contingent commissions, and an increase in revenue from new producers. This increase is partially offset by the recognition of $220,000 in 2002 related to the sale of a book of business and accounts that did not renew with the agency.

      Agency operations generated pre-tax income of $3.6 million for the six months ended June 30, 2003, compared to $3.4 million for the comparable period in 2002. The improvement in the pre-tax margin is primarily attributable to overall expense reductions.

Other Items

     Reserves

      At June 30, 2003, management’s best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $187.6 million. Management established a reasonable range of reserves of approximately $175.7 million to $200.0 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business.

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$93,668	$104,795	$99,604
Commercial Multiple Peril	35,822	44,304	39,558
Commercial Automobile	29,639	32,479	30,635
Other	16,531	18,435	17,837

Net Reserves	$175,660	$200,013	$187,634

(1)	Includes Residual Markets

      Reserves are reviewed by internal and/or independent actuaries for adequacy on a quarterly basis. When reviewing reserves, the Company analyzes historical data and estimates the impact of numerous factors such as (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

      The key assumptions used in management’s selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001.

      For the six months ended June 30, 2003, the Company reported an increase in net ultimate loss estimates for accident years 2002 and prior to be $2.3 million, or 1.2% of $193.1 million of net loss and LAE reserves at December 31, 2002. The increase in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2003 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2003. The major components of this change in ultimates are as follows:

		Incurred Losses			Paid Losses
	Reserves at							Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	June 30,
Line of Business	2002	Year	Year	Incurred	Year	Year	Paid	2003

Workers’ Compensation	$88,888	$19,873	$(1,798)	$18,075	$882	$18,245	$19,127	$87,836
Residual Markets	9,496	2,891	1,677	4,568	804	1,492	2,296	11,768
Commercial Multiple Peril	42,936	5,104	1,483	6,587	84	9,881	9,965	39,558
Commercial Automobile	35,547	5,381	1,289	6,670	1,326	10,256	11,582	30,635
Other	16,249	5,795	(400)	5,395	737	3,070	3,807	17,837

Net Reserves	193,116	$39,044	$2,251	$41,295	$3,833	$42,944	$46,777	187,634

Reinsurance Recoverable	181,817							181,441

Consolidated	$374,933							$369,075

		Re-estimated
	Reserves at	reserves at	Development as a
	December 31,	June 30, 2003	percentage of
Line of Business	2002	on prior years	prior year reserves

Workers’ Compensation	$88,888	$87,090	(2.0)%
Commercial Multiple Peril	42,936	44,419	3.50%
Commercial Automobile	35,547	36,836	3.60%
Other	16,249	15,848	(2.50)%

Sub-total	183,620	184,193	0.3%
Residual Markets	9,496	11,173	17.7%

Total Net Reserves	$193,116	$195,366	1.20%

Workers’ Compensation Excluding Residual Markets

      The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets decreased $1.8 million, or 2.0% of net workers’ compensation reserves. This net overall decrease reflects an increase of $733,000 in accident year 2002 and a reduction of $2.5 million in the ultimate estimate for loss and loss adjustment for accident year 2001 and prior. The reduction in loss and allocated expense reserves primarily reflects a decrease in net ultimate loss estimates of $900,000 in accident year 2001 and $2.0 million in accident year 2000. The increase in ultimate loss estimates for accident year 2002 reflects higher than expected emergence of claim activity, while the decreases in ultimate loss estimates for accident years 2001 and 2000 reflect lower than expected emergence of claim activity during the six months ended June 30, 2003. The change in ultimate net loss estimates for all other accident years was insignificant.

Commercial Multiple Peril

      The commercial multiple peril line of business had an increase in net ultimate loss estimates of $1.5 million, or 3.5% of net commercial multiple peril reserves. The net increase was $523,000, $538,000, and $512,000 in accident years 2001, 1999, and 1994, respectively. These increases in ultimate loss estimates reflect higher than expected emergence in claim activity during the six months ended June 30, 2003. The change in ultimate net loss estimates for all other accident years was insignificant.

Commercial Automobile

      The commercial automobile line of business had an increase in net ultimate loss estimates of $1.3 million, or 3.6% of net commercial automobile reserves. The increase in net ultimate loss estimates reflects an increase of $1.5 million in accident year 2001, primarily from one commercial trucking program which was terminated during 2001. This increase in ultimate loss estimates reflects higher than expected emergence in claim activity during the six months ended June 30, 2003. The change in ultimate net loss estimates for all other accident years was insignificant.

Other

      The other lines of business had a decrease in net ultimate loss estimates of $400,000, or 2.5% of net reserves on the other lines of business. The change reflects a reduction of $690,000 in accident year 2002, primarily from the property line of business. This decrease in ultimate loss estimates reflects lower than expected emergence in claim activity during the six months ended June 30, 2003. This was partially offset by an increase in net ultimate loss estimates of $302,000 in the medical line of business primarily in accident years 2000 and 1998. The change in ultimate net loss estimates for all other accident years was insignificant.

Residual Markets

      The projected net ultimate loss estimate for the Company’s share of the workers’ compensation residual markets increased $1.7 million, or 17.7% of net residual markets reserves. This change reflects the impact of a reporting lag from the residual markets. This reporting lag resulted in an increase of $1.9 million in the ultimate estimate for loss and allocated loss adjustment in accident year 2002. There is a corresponding change in ultimate premiums of $1.6 million which is reflected in accident year 2003, as compared to the above mentioned $1.9 million of losses which is reflected in accident year 2002. The change in ultimate net loss estimates for all other accident years was insignificant.

     Salary and Employee Benefits and Other Administrative Expenses

      Salary and employee benefits for the six months ended June 30, 2003, increased $5.0 million, or 26.3%, to $23.8 million, from $18.8 million for the comparable period in 2002. This increase is primarily the result of the hiring of employees to handle new fee-for-service agreements. In addition, this increase reflects both merit increases and a slight increase in staffing levels. Other administrative expenses increased $899,000, or 7.8%, to $12.4 million, from $11.5 million for the comparable period in 2002. The increase in administrative expenses is also attributable to the new fee-for-service agreements. Salary and employee benefits and administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of the Company’s segment information.

     Interest Expense

      Interest expense for the six months ended June 30, 2003, decreased by $1.7 million, or 78.9%, to $449,000, from $2.1 million for the comparable period in 2002. Interest expense is primarily attributable to the Company’s term loan and revolving line of credit. This decrease reflects both the reduction in the average outstanding balance and a reduction in the average interest rate. The average outstanding balance during the six months ending June 30, 2003, was $26.6 million, compared to $53.7 million for the same period in 2002. The average interest rate in 2003 was 3.4%, compared to 7.9% in 2002. The applicable margin in the agreement, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. At June 30, 2003, this ratio was 3.3 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

     Taxes

      Federal income tax expense for the six months ended June 30, 2003 was $2.6 million, or 32.6% of income before taxes. For the same period last year, the Company reflected a federal income tax expense of $263,000, or 20.3% of income before taxes. The increase in tax expense is the result of an increase in earnings. The Company’s effective tax rate differs from the 34% statutory rate primarily due to tax-exempt investment income. The overall change in the effective rate in comparison to the six months ended June 30, 2002 is related to changes in the proportion of tax-exempt investment income to total underwriting results.

      At June 30, 2003, the Company had a deferred tax asset of $15.5 million, $5.9 million of which is related to a net operating loss carryforward (“NOL”). Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb both the applicable reversing temporary differences and the NOL. At June 30, 2003, management concluded that the positive evidence supporting the generation of future taxable income sufficient to realize the deferred tax asset outweighed the negative evidence of the cumulative losses reported for the periods ended December 31, 2001, 2000, and 1999. This conclusion was based upon:

•	The current market conditions that supported the cumulative premium rate increases of 55.0% since the beginning of 2000 is expected to continue;

•	For the six months ending June 30, 2003, loss reserves continue to stabilize with a calendar year 2003 loss and LAE ratio of 70.2% and net ultimate loss estimates on loss and LAE on prior year accident years of $2.3 million, or 1.2% of $193.1 million of net loss and LAE reserves at December 31, 2002;

•	The completion of the Company’s exit of certain discontinued unprofitable programs. Exposures related to these programs were fully earned during the first half of 2002. Furthermore, the uncertainty of future reserve development appears to have been reduced by aggressive claims handling which reduced the number of pending claims, reserve strengthening in 2002, and a claim by claim review conducted by the Company’s corporate claims department during the fourth quarter of 2002; and

•	Alternative tax strategies, which could generate capital gains from the potential sale of assets and/or subsidiaries.

     Other Than Temporary Impairments

      The Company’s policy on other than temporarily impaired securities is to determine impairment based on analysis of the following factors: market value less than 80% of amortized cost for a six month period; rating downgrade or other credit event, e.g., failure to pay interest when due; financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; prospects for the issuer’s industry segment; intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. Investments which are determined to be impaired are written down to their estimated net realizable value. At June 30, 2003, the Company did not hold any securities in its investment portfolio that were impaired. As of June 30, 2003, gross unrealized gains and losses on securities were $16.5 million and ($570,000), respectively.

Results of Operations for the Quarters Ended June 30, 2003 and 2002

Overview

      Net income for the quarter ended June 30, 2003 was $2.7 million, or $0.09 per dilutive share, compared to net income of $122,000, or $0.01 per dilutive share, for the quarter ended June 30, 2002. This improvement reflects the addition of new fee-for-service agreements and the Company’s continued expense control initiatives. These initiatives have allowed the Company to leverage its fixed costs.

      Revenues for the quarter ended June 30, 2003 decreased $6.0 million, or 10.5%, to $51.5 million from $57.5 million for the comparable period in 2002.

     Specialty Risk Management Operations

      The following table sets forth the revenues and results from specialty risk management operations (in thousands):

	For the Quarters
	Ended June 30,

	2003	2002

Revenues:
Net earned premiums	$36,230	$44,313
Management fees	4,840	3,421
Claim fees	3,755	1,805
Loss control fees	549	739
Reinsurance brokerage	106	123
Investment income	3,564	3,492
Net realized gains (losses) on investments	374	(310)

Total revenue	$49,418	$53,583

Pre-tax income (loss)	$2,881	$(1,099)

      Revenues from specialty risk management operations decreased $4.2 million, or 7.8%, to $49.4 million for the quarter ended June 30, 2003, from $53.6 million for the comparable period in 2002. This decrease reflects an $8.1 million, or 18.2% decrease in net earned premiums to $36.2 million in the quarter ended June 30, 2003, from $44.3 million in the comparable period in 2002. This decrease is the result of a reduction in earned premium of $9.4 million related to programs discontinued in 1999 and programs terminated for leverage ratio purposes. In addition to the overall decrease in net earned premium, is a $6.2 million increase in ceded earned premium associated with the cancellation in 2002 of the surplus relief treaty related to several workers’ compensation programs. Offsetting the overall decrease in net earned premiums is a $7.5 million increase in earned premium related to existing programs and new business.

      Management fees increased $1.4 million, or 41.5%, to $4.8 million for the quarter ended June 30, 2003, from $3.4 million for the comparable period in 2002. Claim fees increased $2.0 million, or 108.0%, to $3.8 million from $1.8 million for the comparable period in 2002. The increase in management fees and claim fees reflects the previously mentioned addition of new fee-for-service agreements of $1.6 million and $2.4 million, respectively. This increase in management fees and claim fees is partially offset by a decrease in discontinued programs and the result of the conversion of an existing fee-based program into an insured program within the Company’s underwriting subsidiary. Loss control fees decreased $190,000, or 25.7%, to $549,000 from $739,000 for the comparable period in 2002. This decrease is mainly the result of the conversion of an existing fee-based program into an insured program.

      Net investment income increased $72,000, or 2.1%, to $3.6 million for the quarter ended June 30, 2003, compared to $3.5 million for the comparable period in 2002. This increase reflects a $65.8 million, or 28.0% increase in average invested assets and cash and cash equivalents, to $300.4 million for the quarter ended June 30, 2003, from $234.6 million for the comparable period in 2002. The increase in average invested assets and cash and cash equivalents, primarily reflects net assets invested of $37.5 million from the proceeds received from the Company’s public offering in June 2002. In addition, the increase in average invested assets and cash and cash equivalents, was the result of growth in premiums, collection of reinsurance recoverables, and the cancellation of the surplus relief treaty in 2002. The pre-tax yield for June 30, 2003 was 4.6%, compared to 5.6% for the comparable period in 2002.

      Specialty risk management operations generated pre-tax income of $2.9 million for the quarter ended June 30, 2003, compared to pre-tax loss of $1.1 million for the comparable period in 2002. This improvement reflects the favorable impact of the previously indicated fee-for-service agreements and improved underwriting results. The GAAP combined ratio was 106.4% for the quarter ended June 30, 2003, compared to 108.4% for the same period in 2002.

      Net loss and LAE decreased $6.5 million, or 21.3%, to $24.1 million for the quarter ended June 30, 2003, from $30.6 million for the same period in 2002. The Company’s loss and LAE ratio decreased by 1.5 percentage points to 71.1% for the quarter ended June 30, 2003, from 72.6% for the same period in 2002. This ratio is the unconsolidated net loss and LAE in relation to net earned premium. This improvement in the loss and LAE ratio reflects rate increases achieved in 2002 and 2003, the cancellation of the surplus relief treaty, and the absence of earned premium from discontinued programs. The loss and LAE ratio for the quarter ended June 30, 2003, was impacted by a net loss of $1.0 million, or 2.8 percentage points, resulting from property damage caused by storms in the Midwest during May 2003.

      The Company’s expense ratio improved 0.5 percentage points to 35.3% for the quarter ended June 30, 2003, from 35.8% for the same period in 2002. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium. The improvement reflects the ability to leverage fixed costs and a reduction in gross commissions. This improvement is offset by an increase in insurance related assessments.

     Agency Operations

      The following table sets forth the revenues and results from agency operations (in thousands):

	For the Quarters
	Ended June 30,

	2003	2002

Net commission	$3,675	$3,976
Pre-tax income*	$1,548	$1,694

*	Excluding the allocation of corporate overhead

      Revenue from agency operations, which consists primarily of agency commission revenue, decreased $301,000, or 7.6%, to $3.7 million for the quarter ended June 30, 2003, from $4.0 million for the comparable period in 2002. This decrease is primarily the result of $220,000 recognized in 2002 related to the sale of a book of business. The remaining decrease is the result of accounts that did not renew with the agency, offset by rate increases, increases in contingent commissions, and an increase in revenue from new producers.

      Agency operations generated pre-tax income of $1.5 million for the quarter ended June 30, 2003, compared to $1.7 million for the comparable period in 2002. The decrease in the pre-tax margin is the result of the loss of a large account.

Other Items

     Reserves

      For the quarter ended June 30, 2003, the Company reported an increase in net ultimate loss estimates for accident years 2002 and prior to be $1.9 million, or 1.0% of $193.1 million of net loss and LAE reserves at December 31, 2002. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2003.

     Salary and Employee Benefits and Other Administrative Expenses

      Salary and employee benefits for the quarter ended June 30, 2003 increased $2.6 million, or 28.5%, to $11.9 million, from $9.2 million for the comparable period in 2002. This increase is primarily the result of the hiring of employees to handle new fee-for-service agreements. In addition, this increase reflects both merit increases and a slight increase in staffing levels. Other administrative expenses decreased $767,000, or 12.6%, to $5.3 million, from $6.1 million for the comparable period in 2002. This decrease is primarily due to a reduction in policyholders’ dividends of $1.3 million based on a reduction in anticipated policyholder dividend payments. Offsetting this decrease is an increase in administrative expenses attributable to the new fee-for-service agreements. Salary and employee benefits and administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of the Company’s segment information.

     Interest Expense

      Interest expense for the quarter ended June 30, 2003 decreased by $662,000, or 75.7%, to $212,000, from $874,000 for the comparable period in 2002. Interest expense is primarily attributable to the Company’s term loan and revolving line of credit. This decrease reflects both the reduction in the average outstanding balance and a reduction in the average interest rate. The average outstanding balance during the quarter ended June 30, 2003, was $20.9 million, compared to $53.7 million for the same period in 2002. The average interest rate in 2003 was 4.1%, compared to 6.5% in 2002. The applicable margin in the agreement, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. This ratio at June 30, 2003, was 3.3 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

     Taxes

      Federal income tax expense for the quarter ended June 30, 2003 was $1.3 million, or 32.4% of income before taxes. For the same quarter last year, the Company reflected a federal income tax benefit of $55,000, or 81.1% of income before taxes. The increase in tax expense is the result of an increase in earnings. The Company’s effective tax rate differs from the 34% statutory rate primarily due to tax-exempt investment income. The overall change in the effective rate in comparison to the quarter ended June 30, 2002 is related to changes in the proportion of tax-exempt investment income to total underwriting results.

Liquidity and Capital Resources

      The principal sources of funds for the Company and its subsidiaries are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. The Company generates operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and the non-regulated subsidiaries, which have been set forth in the table below for the periods ending June 30, 2003 and 2002.

	For the
	Six Months Ended
	June 30,

	2003	2002

Net income	$5,435	$1,032

Regulated Subsidiaries
Net income (loss)	$2,258	$(634)

Non-regulated Subsidiaries
Net income	$3,177	$1,666
Interest, depreciation, and amortization	1,431	3,424

Non-regulated net income, excluding interest, depreciation, and amortization	$4,608	$5,090

	For the
	Quarters Ended
	June 30,

	2003	2002

Net income	$2,679	$122

Regulated Subsidiaries
Net income (loss)	$1,392	$(1,163)

Non-regulated Subsidiaries
Net income	$1,287	$1,285
Interest, depreciation, and amortization	684	1,612

Non-regulated net income, excluding interest, depreciation, and amortization	$1,971	$2,897

      Cash flow provided by operations for the six months ended June 30, 2003 was $30.2 million, compared to cash flow used in operations of $10.8 million for the comparable quarter in 2002. The increase in cash flow from operations primarily reflects growth in written premiums.

      The Company has a credit agreement which includes a term loan and a revolving line of credit. This credit agreement consists of a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The Company uses the revolving line of credit to meet short-term working capital needs. At June 30, 2003, the Company’s term loan had an outstanding balance of $16.5 million. The Company had no outstanding balance on the revolving line of credit at June 30, 2003. At December 31, 2002, the outstanding balance on the term loan and revolving line of credit was $18.8 million and $5.3 million, respectively. The term loan calls for quarterly amortization through July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.0 million on April 1, 2003 and July 1, 2003; $1.5 million on October 1, 2003; and $1.2 million for the remaining quarterly amortization payments in 2004, 2005, and 2006, with a final payment of $1.5 million on July 1, 2006. The revolving line of credit will expire on July 1, 2004, and is thereafter renewable on an annual basis.

      The Company made principal payments of $1.2 million on January 1, 2003, and $1.0 million on April 1, 2003 and July 1, 2003, on the term loan.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. Of all the covenants, the most restrictive covenant is the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. At June 30, 2003, this ratio was 3.3 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

      As of June 30, 2003, the Company was in compliance with all debt covenants.

      In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line of credit. At June 30, 2003, this line of credit had an outstanding balance of $4.3 million.

      On January 14, 2003, the Company paid in full a $3.5 million subordinated promissory note, due June 30, 2003.

      At June 30, 2003, shareholders’ equity was $153.4 million, or $5.29 per common share, compared to $147.4 million, or $4.98 per common share, at December 31, 2002.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-

four months. On August 6, 2003, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. As of June 30, 2003, the Company repurchased and retired 764,800 shares of common stock for a total cost of approximately $2.0 million. For the quarter ended June 30, 2003, the Company repurchased and retired 341,300 shares of common stock for a total cost of approximately $1.0 million. As of August 8, 2003, the Company repurchased and retired 764,800 shares of common stock for a total cost of approximately $2.0 million.

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is limited by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2002 statutory financial statements, Star may only pay dividends to the Company during 2003 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2002 was negative $24.3 million. At June 30, 2003, earned surplus was negative $27.4 million. No statutory dividends were paid in 2002.

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

      At December 31, 2002, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $93.8 million at December 31, 2002, compared to the threshold requiring the minimum regulatory involvement of $49.7 million in 2002. At June 30, 2003, Star’s statutory surplus was $90.8 million. Statutory accounting principles differ in some respects from generally accepted accounting principles (“GAAP”). These differences, among other differences, include the costs of acquiring and renewing business. Under statutory accounting principles these acquisition costs are expensed as premium is written, while under GAAP these costs are deferred and recognized as premium is earned over the terms of the policies or reinsurance treaties to which the costs relate. At June 30, 2003, deferred policy acquisition costs increased $5.0 million, or 41.6%, to $17.2 million, compared to $12.1 million at December 31, 2002. This increase reflects the increase in gross unearned premiums of $31.4 million, or 45.7%, to $100.1 million at June 30, 2003, compared to $68.7 million at December 31, 2002.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. As of June 30, 2003, on a statutory consolidated basis, gross and net premium leverage ratios were 2.3 to 1.0 and 1.7 to 1.0, respectively.

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

      As of January 1, 2003, the Company adopted the requirements of SFAS No. 148 utilizing the prospective method. Under SFAS. 148, compensation expense of $120,000 and $34,000, has been recorded for stock options granted in the six months and quarter ended June 30, 2003, respectively. No compensation cost has been recorded for stock option grants issued during 2002 as the market value equaled the exercise price at the date of grant.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      No material changes since December 31, 2002 Annual Report on Form 10-K.

Item 4.     Controls and Procedures

      The Company carried out an evaluation, as of June 30, 2003, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information relating to the Company (including its consolidated subsidiaries) required to be included in this quarterly report has been made known in a timely manner. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls during the quarter ended June 30, 2003.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The information required by this item is included under “Note 6” of the Company’s Form 10-Q for the six months ended June 30, 2003, which is hereby incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

      On May 19, 2003, the Company held its Annual Meeting of Shareholders (“Annual Meeting”) to consider and act upon the following proposals:

(1) The election of four (4) members to the Board of Directors of the Company, and

(2) Ratification of the appointment of the Company’s independent accountants, PricewaterhouseCoopers, LLP.

      The following Directors stood for election at the Annual Meeting: (1) Robert S. Cubbin; (2) Hugh W. Greenberg; (3) Florine Mark; and (4) Irwin F. Swider, Sr. The shareholders re-elected the Directors at the Annual Meeting and therefore, each shall continue in office. The vote tabulation for each Director was: (1) Robert S. Cubbin — 27,770,185 in favor and 230,173 abstained; (2) Hugh W. Greenberg — 27,781,604 in favor and 218,754 abstained; (3) Florine Mark — 27,765,815 in favor and 234,543 abstained; and (4) Irvin F. Swider, Sr. — 27,765,813 for and 234,545 abstained. Other Directors continuing in office after the meeting were as follows: Joseph S. Dresner, Ralph Milo, Robert H. Naftaly, David K. Page, Merton J. Segal, Robert W. Sturgis, Bruce E. Thal and Herbert Tyner.

      The shareholders ratified the appointment of PricewaterhouseCoopers, LLP by a vote of 27,931,699 in favor, 35,197 against and 33,462 abstained.

Item 6.	Exhibits and Reports on Form 8-K

      (A) The following documents are filed as part of this Report:

Exhibit
No.	Description

10.1	First Amendment to and Waiver of Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated May 23, 2003.
10.2	Second Amendment to Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated June 30, 2003.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

      (B) Reports on Form 8-K:

      The Registrant filed a Current Report on Form 8-K dated May 12, 2003 for the purpose of furnishing the Company’s first quarter 2003 earnings release.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOWBROOK INSURANCE GROUP, INC.

By:	/s/ KAREN M. SPAUN

Senior Vice President and
Chief Financial Officer

Dated: August 14, 2003

EXHIBIT INDEX

Exhibit
No.	Description

10.1	First Amendment to and Waiver of Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated May 23, 2003.
10.2	Second Amendment to Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated June 30, 2003.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.