Form 10-Q
period 2003-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2003-11-13
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 6, 2003 was 29,022,435.

PART 1 -- FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
TPS Indenture
Third Amendment to Restated Credit Agreement
TPS Purchase Agreement
TPS Amended and Restated Declaration of Trust
TPS Guaranty Agreement
Certification of Robert S. Cubbin, CEO
Certification of Karen M. Spaun, SVP and CFO
906 Certification of Robrt S. Cubbin, CEO
906 Certification of Karen M. Spaun, SVP and CFO

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Statements of Income (unaudited)	2-3
	Consolidated Statements of Comprehensive Income (unaudited)	4-5
	Condensed Consolidated Balance Sheets (unaudited)	6
	Condensed Consolidated Statements of Cash Flows (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited) and Management Representation	8-17
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18-30
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4.	CONTROLS AND PROCEDURES	30
PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	31
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	31
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	31
SIGNATURES		32

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(In thousands,
	except share data)
Revenues:
Net premium earned	$103,801	$114,310
Net commissions and fees	35,430	27,586
Net investment income	10,127	10,380
Net realized gains on investments	878	325
Gain on sale of subsidiary	—	199

Total revenues	150,236	152,800

Expenses:
Net loss and loss adjustment expenses	67,652	79,735
Salaries and employee benefits	36,172	27,978
Policy acquisition and other underwriting expenses	15,745	26,879
Other administrative expenses	18,206	17,468
Interest on notes payable	656	2,706
Gain on debt reduction	—	(359)

Total expenses	138,431	154,407

Income (loss) before income taxes	11,805	(1,607)
Federal income tax expense (benefit)	3,870	(748)

Net income (loss)	$7,935	$(859)

Earnings per share:
Basic	$0.27	$(0.05)
Diluted	$0.27	$(0.05)
Weighted average number of common shares outstanding:
Basic	29,245,087	17,477,035
Diluted	29,287,573	17,477,035

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Quarter Ended
	September 30,

	2003	2002

	(Unaudited)
	(In thousands,
	except share data)
Revenues:
Net premium earned	$40,187	$31,340
Net commissions and fees	10,803	8,654
Net investment income	3,197	3,751
Net realized gains on investments	299	626

Total revenues	54,486	44,371

Expenses:
Net loss and loss adjustment expenses	26,357	24,639
Salaries and employee benefits	12,372	9,130
Policy acquisition and other underwriting expenses	5,996	6,945
Other administrative expenses	5,816	5,977
Interest on notes payable	207	582

Total expenses	50,748	47,273

Income (loss) before income taxes	3,738	(2,902)
Federal income tax expense (benefit)	1,238	(1,011)

Net income (loss)	$2,500	$(1,891)

Earnings per share:
Basic	$0.09	$(0.06)
Diluted	$0.09	$(0.06)
Weighted average number of common shares outstanding:
Basic	29,022,419	29,785,580
Diluted	29,169,826	29,785,580

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Nine
	Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(In thousands)
Net income (loss)	$7,935	$(859)
Other comprehensive income, net of tax:
Unrealized gains on securities	297	5,678
Less: reclassification adjustment for gains included in net income	(236)	(264)

Other comprehensive income, net of tax	61	5,414

Comprehensive income	$7,996	$4,555

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Quarter Ended
	September 30,

	2003	2002

	(Unaudited)
	(In thousands)
Net income (loss)	$2,500	$(1,891)
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(2,006)	5,305
Less: reclassification adjustment for gains included in net income	(7)	(463)

Other comprehensive (loss) income, net of tax	(2,013)	4,842

Comprehensive income	$487	$2,951

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)

	(In thousands,
	except share data)
ASSETS
Invested assets:
Debt securities available for sale, at fair value (amortized cost of $255,374 and $231,876)	$268,454	$244,861
Equity securities available for sale, at fair value (cost of $1,980 and $1,980)	1,804	1,804

Total invested assets	270,258	246,665
Cash and cash equivalents	44,662	39,385
Premiums and agent balances receivable	88,611	71,420
Reinsurance recoverable on:
Paid losses	21,522	20,396
Unpaid losses	175,866	181,817
Prepaid reinsurance premiums	22,323	18,115
Deferred policy acquisition costs	18,973	12,140
Deferred federal income taxes	15,507	19,099
Goodwill	28,997	28,997
Other assets	39,026	36,805

Total assets	$725,745	$674,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss adjustment expenses	$362,351	$374,933
Unearned premiums	111,631	68,678
Debt	19,303	32,497
Mandatorily redeemable trust preferred securities	10,000	—
Reinsurance funds held and balances payable	20,940	16,199
Other liabilities	47,532	35,137

Total liabilities	571,757	527,444

Commitments and contingencies (Note 7)
Shareholders’ Equity:
Common stock, $.01 par value; authorized 50,000,000 shares: 29,022,435 and 29,591,494 shares issued and outstanding	290	296
Additional paid-in capital	125,143	127,429
Retained earnings	20,905	12,073
Note receivable from officer	(884)	(876)
Accumulated other comprehensive income	8,534	8,473

Total shareholders’ equity	153,988	147,395

Total liabilities and shareholders’ equity	$725,745	$674,839

The accompanying notes are an integral part of the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2003	2002

	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$31,572	$879

Cash flows (used in) provided by investing activities:
Purchase of debt securities available for sale	(70,715)	(123,036)
Proceeds from sale of debt securities available for sale	47,293	96,881
Proceeds from sale of equity securities available for sale	—	900
Other investing activities	998	3,342

Net cash used in investing activities	(22,424)	(21,913)
Cash flows (used in) provided by financing activities:
Net payments on bank loan	(13,194)	(19,804)
Net proceeds from public offering	—	60,525
Net proceeds from issuance of mandatorily redeemable trust preferred securities	9,700	—
Share repurchases	(1,562)	—
Other financing activities	1,185	(19)

Net cash (used in) provided by financing activities	(3,871)	40,702

Increase in cash and cash equivalents	5,277	19,668
Cash and cash equivalents, beginning of period	39,385	33,302

Cash and cash equivalents, end of period	$44,662	$52,970

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

      The condensed consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation (which are collectively referred to as the “Insurance Company Subsidiaries”), and American Indemnity Insurance Company, Ltd. and Preferred Insurance Company, Ltd. The consolidated financial statements also include Meadowbrook, Inc. and its subsidiaries, and Crest Financial Corporation and its subsidiaries.

      These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2002.

      The condensed consolidated financial statements reflect all normal recurring adjustments, which were, in the opinion of management, necessary to present a fair statement of the results for the interim period. The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results expected for the full year.

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

      Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend and interest income are recognized when earned. Discount or premium on debt securities purchased at other than par value is amortized using the constant yield method. Investments with other than temporary declines in fair value are written down to their estimated fair value and the related realized losses are recognized in income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Earnings Per Share

      Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method.

      Outstanding options of 2,090,149 and 2,761,804 for the nine months ended September 30, 2003 and 2002, respectively, have been excluded from the diluted earnings per share as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 42,486 for the nine months ended September 30, 2003. There were no shares issuable pursuant to stock options included in diluted earnings per share for the nine months ended September 30, 2002. In addition, outstanding warrants of 300,000 for the nine months ended September 30, 2003 and 2002, have been excluded from the diluted earnings per share as they were anti-dilutive.

      Outstanding options of 1,129,649 and 2,761,804 for the quarters ended September 30, 2003 and 2002, respectively, have been excluded from the diluted earnings per share as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 121,605 for the quarter ended September 30, 2003. There were no shares issuable pursuant to stock options included in diluted earnings per share for the quarter ended September 30, 2002. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 25,802 for the quarter ended September 30, 2003. Outstanding warrants of 300,000 for the quarter ended September 30, 2002 have been excluded from the diluted earnings per share as they were anti-dilutive.

     New Accounting Pronouncements

      The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”, for periods starting after December 15, 2003, or thereafter. SFAS No. 148 provides three optional transition methods for entities that voluntarily adopt the fair value recognition principles of SFAS No. 123, “Accounting for Stock-Based Compensation”, and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of January 1, 2003, the Company adopted the requirements of SFAS No. 148 utilizing the prospective method. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for the periods ending September 30, 2003 and 2002 would be as follows (in thousands):

	For the Nine-Months
	Ended September 30,

	2003	2002

Net income (loss), as reported	$7,935	$(859)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	102	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(699)	(777)

Pro forma net income (loss)	$7,338	$(1,636)

Earnings per share:
Basic — as reported	$0.27	$(0.05)
Basic — pro forma	$0.25	$(0.09)
Diluted — as reported	$0.27	$(0.05)
Diluted — pro forma	$0.25	$(0.09)

	For the Quarters
	Ended September 30,

	2003	2002

Net income (loss), as reported	$2,500	$(1,891)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	23	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(184)	(329)

Pro forma net income (loss)	$2,339	$(2,220)

Earnings per share:
Basic — as reported	$0.09	$(0.06)
Basic — pro forma	$0.08	$(0.07)
Diluted — as reported	$0.09	$(0.06)
Diluted — pro forma	$0.08	$(0.07)

      The Black-Scholes valuation model utilized the following annualized assumptions for all applicable years: Risk-free interest rate of 2.90% and 4.46% for 2003 and 2002, respectively. No dividends were declared in periods ended September 30, 2003 and 2002. The volatility factor for the expected market price of the Company’s common stock is 0.586 and 0.562 in 2003 and 2002, respectively. The weighted average expected life of options is 5.0 for the 2003 and 2002 grants.

      Compensation expense of $155,000 has been recorded for stock options granted in the nine months ended September 30, 2003 under SFAS. 148. No compensation cost has been recorded for stock option grants issued during 2002 as the market value equaled the exercise price at the date of grant.

      On May 15, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on our financial statements.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN No. 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003 are not subject to liability recognition, but are subject to expanded disclosure requirements. The adoption of FIN No. 45 did not have a material impact on our financial statements.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. FIN No. 46 is required to be adopted by December 31, 2003. We are currently evaluating the impact FIN No. 46 will have on our financial statements.

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

      At September 30, 2003, the Company had reinsurance recoverables for paid and unpaid losses of $197.4 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or letters of credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 36.4% of the total recoverable for paid and unpaid losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At September 30, 2003, the Company had risk exposure in excess of collateral in the amount of $10.8 million, on these programs, for which the Company has an allowance of $6.9 million, related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. As of September 30, 2003, management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations. At September 30, 2003, the exposure amount in litigation with former risk-sharing partners which is not reserved or collateralized is $0.5 million. During the third quarter, a settlement agreement was reached with a risk sharing partner that was previously in litigation. The agreement included receipt of cash and a collateralized note receivable approximating net book value. As a result of this agreement, exposure in excess of collateral amounts and related allowances have been reduced by $1.3 million and $600,000, respectively.

Note 3 — Debt

      The Company has a credit agreement which includes a term loan and a revolving line of credit. This credit agreement consists of a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The Company uses the revolving line of credit to meet short-term working capital needs. At September 30, 2003, the Company’s term loan had an outstanding balance of $15.5 million. The Company had no outstanding balance on the revolving line of credit at September 30, 2003. At December 31, 2002, the outstanding balance on the term loan and revolving line of credit was $18.8 million and $5.3 million, respectively. The term loan calls for quarterly amortization through July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.0 million on April 1, 2003 and July 1, 2003; $1.5 million on October 1, 2003; and $1.2 million for the remaining quarterly amortization payments in 2004, 2005, and 2006, with a final payment of $1.5 million on July 1, 2006. The revolving line of credit will expire on July 1, 2004, and is thereafter renewable on an annual basis.

      The Company made principal payments of $1.2 million on January 1, 2003, $1.0 million on April 1, 2003 and July 1, 2003, and $1.5 million on October 1, 2003, on the term loan.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency rate. The applicable margin, which ranges from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. Of all the covenants, the most restrictive covenant is the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. At September 30, 2003, this ratio was 4.6 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

      As of September 30, 2003, the Company was in compliance with all debt covenants.

      In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line of credit. At September 30, 2003, this line of credit had an outstanding balance of $3.8 million.

Note 4 — Mandatorily Redeemable Trust Preferred Securities

      On September 30, 2003, a subsidiary trust of the Company issued $10.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. The Company’s trust received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. These costs have been capitalized and are included in other assets on the balance sheet. Issuance costs will be amortized over seven years as a component of interest expense. The Company estimates that the fair value of the TPS issued approximates the gross proceeds of cash received at the time of issuance.

      The gross proceeds from the issuance of the TPS were used to purchase floating rate junior subordinated deferrable interest debentures (the “Debentures”) issued by the Company. The TPS have financial terms similar to those of the Debentures. The Debentures mature in 30 years and provide for interest at the three-month LIBOR plus 4.05%, payable quarterly beginning in December 2003. The Debentures are callable by the Company at par beginning in October, 2008.

      The Debentures are unsecured obligations of the Company and are junior to the right of payment to all future senior indebtedness of the Company. The Company has guaranteed that the payments made to the Trust will be distributed by the Trust to the holders of the TPS.

      The Company contributed $6.3 million of the proceeds from the issuance of the Debentures to its insurance company subsidiaries and the remaining balance will be used for general corporate purposes.

Note 5 — Shareholders’ Equity

      At September 30, 2003, shareholders’ equity was $154.0 million, or $5.31 per common share, compared to $147.4 million, or $4.98 per common share, at December 31, 2002.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. As of September 30, 2003, the Company repurchased and retired 764,800 shares of common stock for a total cost of approximately $2.0 million. The Company did not repurchase any common stock during the quarter ended September 30, 2003. As of November 6, 2003, the Company repurchased and retired 764,800 shares of common stock for a total cost of approximately $2.0 million.

Note 6 — Regulatory Matters and Rating Agencies

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the Michigan Office of Financial and Insurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is dictated by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2002 statutory financial statements, Star may only pay dividends to the Company during 2003 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2002 was negative $24.3 million. At September 30, 2003, earned surplus was negative $26.2 million. No statutory dividends were paid from Star in 2002.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. As of September 30, 2003, on a statutory consolidated basis, gross and net premium leverage ratios were 2.4 to 1.0 and 1.8 to 1.0, respectively.

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

      At December 31, 2002, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $93.8 million at December 31, 2002, compared to the threshold requiring the minimum regulatory involvement of $49.7 million in 2002. At September 30, 2003, Star’s statutory surplus was $98.2 million.

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

      The following table sets forth the segment results (in thousands):

	For the Nine Months
	Ended September 30,

	2003	2002

Revenues:
Net earned premiums	$103,801	$114,310
Management fees	14,710	9,590
Claim fees	11,600	5,416
Loss control fees	1,729	1,972
Reinsurance brokerage	218	260
Investment income	10,119	10,341
Net realized gains on investments	878	325

Specialty risk management segment	143,055	142,214
Agency operations	11,349	10,727
Reconciling items	8	39
Gain on sale of subsidiary	—	199
Intersegment revenue	(4,176)	(379)

Consolidated revenue	$150,236	$152,800

Pre-tax income (loss):
Specialty risk management	$8,341	$(3,642)
Agency operations*	5,065	4,663
Reconciling items	(1,601)	(2,827)
Gain on sale of subsidiary	—	199

Consolidated pre-tax income (loss)	$11,805	$(1,607)

*	Excluding the allocation of corporate overhead.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Quarters
	Ended September 30,

	2003	2002

Revenues:
Net earned premiums	$40,187	$31,340
Management fees	4,522	3,008
Claim fees	3,463	1,877
Loss control fees	603	637
Reinsurance brokerage	57	65
Investment income	3,215	3,738
Net realized gains on investments	299	626

Specialty risk management segment	52,346	41,291
Agency operations	3,527	3,113
Reconciling items	(18)	13
Intersegment revenue	(1,369)	(46)

Consolidated revenue	$54,486	$44,371

Pre-tax income (loss):
Specialty risk management	$2,824	$(3,425)
Agency operations*	1,465	1,275
Reconciling items	(551)	(752)

Consolidated pre-tax income (loss)	$3,738	$(2,902)

*	Excluding the allocation of corporate overhead.

      The reconciling item included in the revenue relates to interest income in the holding company. The following table sets forth the pre-tax income reconciling items:

	For the Nine Months
	Ended September 30,

	2003	2002

Holding company expenses	$(689)	$(480)
Gain on debt reduction	—	359
Amortization of intangibles	(256)	—
Interest expense	(656)	(2,706)

	$(1,601)	$(2,827)

	For the Quarters
	Ended September 30,

	2003	2002

Holding company expenses	$(228)	$(170)
Amortization of intangibles	(116)	—
Interest expense	(207)	(582)

	$(551)	$(752)

Note 9 — Reclassifications

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods ended September 30, 2003 and 2002

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

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

Overview

      Net income for the nine months ended September 30, 2003 was $7.9 million, or $0.27 per dilutive share, compared to net loss of ($859,000), or ($0.05) per dilutive share, for the nine months ended September 30, 2002. This improvement reflects the absence of reserve strengthening on discontinued programs, the addition of new fee-for-service agreements and the Company’s continued expense control initiatives. The new management fee revenue and expense controls have allowed the Company to leverage its fixed costs.

      Revenues for the nine months ended September 30, 2003 decreased $2.6 million, or 1.7%, to $150.2 million from $152.8 million for the comparable period in 2002.

     Specialty Risk Management Operations

      The following table sets forth the revenues and results from specialty risk management operations (in thousands):

	For the Nine Months
	Ended September 30,

	2003	2002

Revenues:
Net earned premiums	$103,801	$114,310
Management fees	14,710	9,590
Claim fees	11,600	5,416
Loss control fees	1,729	1,972
Reinsurance brokerage	218	260
Investment income	10,119	10,341
Net realized gain on investments	878	325

Total revenue	$143,055	$142,214

Pre-tax income (loss)	$8,341	$(3,642)

      Revenues from specialty risk management operations increased $841,000, or 0.6%, to $143.1 million for the nine months ended September 30, 2003, from $142.2 million for the comparable period in 2002.

      Net earned premiums decreased $10.5 million, or 9.2%, to $103.8 million in the nine months ended September 30, 2003, from $114.3 million in the comparable period in 2002. This decrease is the result of a reduction in earned premium of $34.3 million related to programs discontinued in 1999 and programs terminated for leverage ratio purposes. Offsetting the overall decrease in net earned premiums is a $14.4 million increase in earned premium related to existing programs and $9.4 million in new business.

      Management fees increased $5.1 million, or 53.4%, to $14.7 million for the nine months ended September 30, 2003, from $9.6 million for the comparable period in 2002. Claim fees increased $6.2 million, or 114.2%, to $11.6 million from $5.4 million for the comparable period in 2002. The increase in management fees and claim fees reflects the previously mentioned addition of new fee-for-service agreements of $4.8 million and $7.3 million, respectively. This increase in management fees and claim fees is partially offset by a decrease in discontinued programs and the result of the conversion of an existing fee-based program into an insured program within the Company’s underwriting subsidiary. Loss control fees decreased $243,000, or 12.3%, to $1.7 million from $2.0 million for the comparable period in 2002. This decrease is mainly the result of the conversion of an existing fee-based program into an insured program.

      Net investment income decreased $222,000, or 2.1%, to $10.1 million in 2003, from $10.3 million in 2002. Average invested assets increased $32.8 million, or 12.5%, to $295.7 million in 2003, from $262.9 million in 2002. The average investment yield for the third quarter of 2003 was 4.6% compared to 5.3% in 2002. The current pre-tax book yield is 4.37% and current pre-tax reinvested yield is 3.04%. The decrease in investment yields reflects the decline in the macro level of interest rates and the tightening of yield spreads relative to U.S. Treasuries in most sectors of the domestic taxable bond market. The average increase in invested assets reflects $37.5 million in proceeds from the public offering in June 2002 and cash flows from underwriting activities.

      Specialty risk management operations generated pre-tax income of $8.3 million for the nine months ended September 30, 2003, compared to pre-tax loss of $3.6 million for the comparable period in 2002. This improvement reflects the favorable impact of the previously indicated fee-for-service agreements and improved underwriting results. The generally accepted accounting principles (“GAAP”) combined ratio was 105.1% for the nine months ended September 30, 2003, compared to 110.4% for the same period in 2002.

      Net loss and loss adjustment expenses (“LAE”) decreased $12.0 million, or 15.2%, to $67.7 million for the nine months ended September 30, 2003, from $79.7 million for the same period in 2002. The Company’s loss and LAE ratio decreased by 3.4 percentage points to 70.4% for the nine months ended September 30, 2003, from 73.8% for the same period in 2002. This ratio is the unconsolidated net loss and LAE in relation to net earned premium. This improvement in the loss and LAE ratio reflects rate increases achieved in 2002 and 2003, the cancellation of the surplus relief treaty, and the absence of reserve strengthening and earned premiums from discontinued programs.

      The Company’s expense ratio improved 1.9 percentage points to 34.7% for the nine months ended September 30, 2003, from 36.6% for the same period in 2002. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium. The improvement reflects the ability to leverage fixed costs and a reduction in gross commissions. This improvement is partially offset by an increase in insurance related assessments.

     Agency Operations

      The following table sets forth the revenues and results from agency operations (in thousands):

	For the Nine Months
	Ended September 30,

	2003	2002

Net commission	$11,349	$10,727
Pre-tax income*	$5,065	$4,663

*	Excluding the allocation of corporate overhead

      Revenue from agency operations, which consists primarily of agency commission revenue, increased $622,000, or 5.8%, to $11.3 million for the nine months ended September 30, 2003, from $10.7 million for the comparable period in 2002. This increase is primarily the result of rate increases, increases in contingent commissions, and an increase in revenue from new producers. This increase is partially offset by the recognition of $220,000 in 2002 related to the sale of a book of business and accounts that did not renew with the agency.

      Agency operations generated pre-tax income of $5.1 million for the nine months ended September 30, 2003, compared to $4.7 million for the comparable period in 2002. The improvement in the pre-tax margin is primarily attributable to overall expense reductions.

Other Items

Reserves

      At September 30, 2003, management’s best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $186.5 million. Management established a reasonable range of reserves of approximately $174.0 million to $201.0 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business.

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$96,686	$108,060	$102,185
Commercial Multiple Peril	35,530	44,646	39,230
Commercial Automobile	25,538	28,342	26,816
Other	16,261	19,966	18,254

Net Reserves	$174,015	$201,014	$186,485

(1)	Includes Residual Markets

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

      The key assumptions used in management’s selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001.

      For the nine months ended September 30, 2003, the Company reported an increase in net ultimate loss estimates for accident years 2002 and prior to be $1.3 million, or 0.7% of $193.1 million of net loss and LAE reserves at December 31, 2002. The increase in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2003 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2003. The major components of this change in ultimates are as follows:

		Incurred Losses			Paid Losses
	Reserves at							Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	September 30,
Line of Business	2002	Year	Year	Incurred	Year	Year	Paid	2003

Workers’ Compensation	$88,888	$32,826	$(2,402)	$30,424	$4,354	$26,185	$30,539	$88,773
Residual Markets	9,496	7,442	(126)	7,316	1,915	1,485	3,400	13,412
Commercial Multiple Peril	42,936	8,485	3,410	11,895	357	15,244	15,601	39,230
Commercial Automobile	35,547	8,244	27	8,271	2,236	14,766	17,002	26,816
Other	16,249	9,320	426	9,746	3,015	4,726	7,741	18,254

Net Reserves	193,116	$66,317	$1,335	$67,652	$11,877	$62,406	$74,283	186,485

Reinsurance Recoverable	181,817							175,866

Consolidated	$374,933							$362,351

		Re-estimated	Development
		Reserves at	as a
	Reserves at	September,	Percentage of
	December 31,	2003 on	Prior Year
Line of Business	2002	Prior Years	Reserves

Workers’ Compensation	$88,888	$86,486	(2.7)%
Commercial Multiple Peril	42,936	46,346	7.9%
Commercial Automobile	35,547	35,574	0.1%
Other	16,249	16,672	2.6%

Sub-total	183,620	185,078	0.8%
Residual Markets	9,496	9,370	(1.3)%

Total Net Reserves	$193,116	$194,448	0.7%

Workers’ Compensation Excluding Residual Markets

      The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets decreased $2.4 million, or 2.7% of net workers’ compensation reserves. This net overall decrease reflects an increase of $868,000 in accident year 2002 and a reduction of $2.9 million in the ultimate estimate for loss and loss adjustment for accident year 2001 and prior. The reduction in loss and allocated expense reserves primarily reflects a decrease in net ultimate loss estimates of $1.7 million in accident year 2001 and $1.4 million in accident year 2000. The increase in ultimate loss estimates for accident year 2002 reflects higher than expected emergence of claim activity, while the decreases in ultimate loss estimates for accident years 2001 and 2000 reflect lower than expected emergence of claim activity during the nine months ended September 30, 2003.

Commercial Multiple Peril

      The commercial multiple peril line of business had an increase in net ultimate loss estimates of $3.4 million, or 7.9% of net commercial multiple peril reserves. The net increase was $804,000, $651,000, $1.2 million and $1.2 million in accident years 2001, 2000, 1999, and 1994, respectively. These increases in ultimate loss estimates reflect higher than expected emergence in claim activity during the nine months ended September 30, 2003. The 2002 accident year resulted in a $356,000 decrease in ultimate loss estimates. The change in ultimate net loss estimates for all other accident years was insignificant.

Commercial Automobile

      The projected net ultimate loss estimate for the commercial automobile line of business increased $27,000, or 0.1% of net commercial automobile reserves. This net overall increase reflects a reduction of $1.1 million, $690,000, and $201,000 in accident years 2002, 2000, and 1999, respectively. The reduction in accident year 2002 primarily reflects lower than expected claims activity in automobile physical damage. These reductions were offset by an increase of $2.3 million in the ultimate estimate for loss and loss adjustment for accident year 2001. The increases in accident year 2001 reflect a $1.2 million increase from one commercial trucking program which was terminated during 2001, and the remaining increases reflect changes in case reserves on programs that experienced decreases in net ultimate estimates in accident years 2000 and 1999. The change in ultimate net loss estimates for all other accident years was insignificant.

Other

      The other lines of business had an increase in net ultimate loss estimates of $423,000, or 2.6% of net reserves on the other lines of business. The change reflects a reduction of $591,000 in accident year 2002, primarily from the property line of business. This decrease in ultimate loss estimates reflects lower than expected emergence in claim activity during the nine months ended September 30, 2003. This was partially offset by an increase in net ultimate loss estimates of $474,000 in the medical line of business primarily in accident year 2000 and $475,000 in accident year 1995 primarily related to legal expenses related to the recovery of losses on the surety line of business. The change in ultimate net loss estimates for all other accident years was insignificant.

Residual Markets

      The change in ultimate net loss estimates for all accident years was insignificant.

Salary and Employee Benefits and Other Administrative Expenses

      Salary and employee benefits for the nine months ended September 30, 2003, increased $8.2 million, or 29.3%, to $36.2 million, from $28.0 million for the comparable period in 2002. This increase is primarily the result of the hiring of employees to handle new fee-for-service agreements. In addition, this increase reflects both merit increases and variable compensation related to profitability, and a slight increase in staffing levels to support new managed programs. Other administrative expenses increased $738,000, or 4.2%, to $18.2 million, from $17.5 million for the comparable period in 2002. The increase in administrative expenses is also attributable to the new fee-for-service agreements. Salary and employee benefits and administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of the Company’s segment information.

Interest Expense

      Interest expense for the nine months ended September 30, 2003, decreased by $2.0 million, or 75.8%, to $656,000, from $2.7 million for the comparable period in 2002. Interest expense is primarily attributable to the Company’s term loan and revolving line of credit. This decrease reflects both the reduction in the average outstanding balance and a reduction in the average interest rate. The average outstanding balance during the nine months ending September 30, 2003, was $25.9 million, compared to $47.8 million for the same period in 2002. The average interest rate in 2003 was 3.4%, compared to 7.5% in 2002. The applicable margin in the agreement, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. At September 30, 2003, this ratio was 4.6 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

      On September 30, 2003, a subsidiary trust of the Company issued $10.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. The Company’s trust received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. The gross proceeds from the issuance of the TPS were used to purchase floating rate junior subordinated deferrable interest debentures (the “Debentures”) issued by the Company. The TPS have financial terms similar to those of the Debentures. The Debentures mature in 30 years and provide for interest at the three-month LIBOR plus 4.05%, payable quarterly beginning in December 2003.

Taxes

      Federal income tax expense for the nine months ended September 30, 2003 was $3.9 million, or 32.8% of income before taxes. For the same period last year, the Company reflected a federal income tax benefit of ($748,000), or 46.6% of loss before taxes. The increase in tax expense is the result of an increase in earnings. The Company’s effective tax rate differs from the 34% statutory rate primarily due to tax-exempt investment income. The overall change in the effective rate in comparison to the nine months ended September 30, 2002 is related to changes in the proportion of tax-exempt investment income to total underwriting results.

      At September 30, 2003, the Company had a deferred tax asset of $15.5 million, $4.9 million of which is related to a net operating loss carryforward (“NOL”). Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb both the applicable reversing temporary differences and the NOL. At September 30, 2003, management concluded that the positive evidence supporting the generation of future taxable income sufficient to realize the deferred tax asset outweighed the negative evidence of the cumulative losses reported for the periods ended December 31, 2001, 2000, and 1999. This conclusion was based upon:

•	The current market conditions that supported the cumulative premium rate increases of 63.9% since the beginning of 2000 is expected to continue;

•	For the nine months ending September 30, 2003, loss reserves continue to stabilize with a calendar year 2003 loss and LAE ratio of 70.4% and net ultimate loss estimates on loss and LAE on prior year accident years of $1.3 million, or 0.7% of $193.1 million of net loss and LAE reserves at December 31, 2002;

•	The completion of the Company’s exit of certain discontinued unprofitable programs. Exposures related to these programs were fully earned during the first half of 2002. Furthermore, the uncertainty of future reserve development appears to have been reduced by aggressive claims handling which reduced the number of pending claims, reserve strengthening in 2002, and a claim by claim review conducted by the Company’s corporate claims department during the fourth quarter of 2002; and

•	Alternative tax strategies, which could generate capital gains from the potential sale of assets and/or subsidiaries.

Other Than Temporary Impairments

      The Company’s policy on other than temporarily impaired securities is to determine impairment based on analysis of the following factors: market value less than 80% of amortized cost for a six month period; rating downgrade or other credit event, e.g., failure to pay interest when due; financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; prospects for the issuer’s industry segment; intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. Investments which are determined to be impaired are written down to their estimated net realizable value. At September 30, 2003, the Company did not hold any securities in its investment portfolio that were impaired. As of September 30, 2003, gross unrealized gains and losses on securities were $13.7 million and ($795,000), respectively. As of September 30, 2002, gross unrealized gains and losses on securities were $13.5 million and ($624,000), respectively.

Results of Operations for the Quarters Ended September 30, 2003 and 2002

Overview

      Net income for the quarter ended September 30, 2003 was $2.5 million, or $0.09 per dilutive share, compared to net loss of ($1.9 million), or ($0.06) per dilutive share, for the quarter ended September 30, 2002. This improvement reflects the absence of reserve strengthening on previously discontinued programs, the addition of new fee-for-service agreements and the Company’s continued expense control initiatives. These initiatives have allowed the Company to leverage its fixed costs.

      Revenues for the quarter ended September 30, 2003 increased $10.1 million, or 22.8%, to $54.5 million from $44.4 million for the comparable period in 2002.

     Specialty Risk Management Operations

      The following table sets forth the revenues and results from specialty risk management operations (in thousands):

	For the Quarters
	Ended September 30,

	2003	2002

Revenues:
Net earned premiums	$40,187	$31,340
Management fees	4,522	3,008
Claim fees	3,463	1,877
Loss control fees	603	637
Reinsurance brokerage	57	65
Investment income	3,215	3,738
Net realized gains on investments	299	626

Total revenue	$52,346	$41,291

Pre-tax income (loss)	$2,824	$(3,425)

      Revenues from specialty risk management operations increased $11.0 million, or 26.8%, to $52.3 million for the quarter ended September 30, 2003, from $41.3 million for the comparable period in 2002. This increase reflects an $8.8 million, or 28.2% increase in net earned premiums to $40.2 million in the quarter ended September 30, 2003, from $31.3 million in the comparable period in 2002. This increase reflects earned premiums on new business written in 2003 of $6.3 million and growth in existing business of $9.5 million primarily from rate increases and growth in policies. Offsetting this increase is a reduction in earned premium of $6.9 million related to programs discontinued in 1999 and programs terminated for leverage ratio purposes.

      Management fees increased $1.5 million, or 50.3%, to $4.5 million for the quarter ended September 30, 2003, from $3.0 million for the comparable period in 2002. Claim fees increased $1.6 million, or 84.5%, to $3.5 million from $1.9 million for the comparable period in 2002. The increase in management fees and claim fees reflects the previously mentioned addition of new fee-for-service agreements of $1.3 million and $2.0 million, respectively. This increase in management fees and claim fees is partially offset by a decrease in discontinued programs and the result of the conversion of an existing fee-based program into an insured program within the Company’s underwriting subsidiary. Loss control fees decreased $34,000, or 5.3%, to $603,000 from $637,000 for the comparable period in 2002. This decrease is mainly the result of the conversion of an existing fee-based program into an insured program.

      Net investment income decreased $523,000, or 14.0%, to $3.2 million in 2003, from $3.7 million in 2002. Average invested assets increased $16.7 million, or 5.8%, to $306.5 million in 2003, from $289.8 million in 2002. The average investment yield for the third quarter of 2003 was 4.2% compared to 5.2% in 2002. The current pre-tax book yield is 4.37% and current pre-tax reinvested yield is 3.04%. The decrease in investment yields reflects the decline in the macro level of interest rates and the tightening of yield spreads relative to U.S. Treasuries in most sectors of the domestic taxable bond market. During the third quarter, the Company began to shift towards tax exempt securities in efforts to maximize after-tax net investment income. The effective tax rate on investment income decreased from 31.2% in 2002 to 31.0% in the third quarter of 2003. The average increase in invested assets reflects cash flows from underwriting activities (primarily the cancellation of the surplus treaty and growth in 2003 gross written premiums).

      Specialty risk management operations generated pre-tax income of $2.8 million for the quarter ended September 30, 2003, compared to pre-tax loss of ($3.4 million) for the comparable period in 2002. This improvement reflects the favorable impact of the previously indicated fee-for-service agreements and improved underwriting results. The GAAP combined ratio was 103.5% for the quarter ended September 30, 2003, compared to 119.5% for the same period in 2002.

      Net loss and LAE increased $1.8 million, or 7.0%, to $26.4 million for the quarter ended September 30, 2003, from $24.6 million for the same period in 2002. The Company’s loss and LAE ratio decreased by 12.7 percentage points to 70.6% for the quarter ended September 30, 2003, from 83.3% for the same period in 2002. This ratio is the unconsolidated net loss and LAE in relation to net earned premium. This improvement in the loss and LAE ratio reflects rate increases achieved in 2002 and 2003, the cancellation of the surplus relief treaty, and the absence of reserve strengthening and earned premiums from discontinued programs.

      The Company’s expense ratio improved 3.3 percentage points to 32.9% for the quarter ended September 30, 2003, from 36.2% for the same period in 2002. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium. The improvement reflects a reduction in gross commissions, a $437,000 adjustment related to commissions returned on a previously terminated program, and the ability to leverage fixed costs. This improvement is offset by an increase in insurance related assessments.

     Agency Operations

      The following table sets forth the revenues and results from agency operations (in thousands):

	For the Quarters
	Ended
	September 30,

	2003	2002

Net commission	$3,527	$3,113
Pre-tax income*	$1,465	$1,275

*	Excluding the allocation of corporate overhead

      Revenue from agency operations, which consists primarily of agency commission revenue, increased $414,000, or 13.3%, to $3.5 million for the quarter ended September 30, 2003, from $3.1 million for the comparable period in 2002. This increase is primarily the result of $146,000 contingent commission relating to the California agency operation, and the remaining increase reflects revenue from new producers.

      Agency operations generated pre-tax income of $1.5 million for the quarter ended September 30, 2003, compared to $1.3 million for the comparable period in 2002. The increase in the pre-tax margin is the result of the above mentioned contingent commission, offset by the loss of a few accounts in the Michigan agencies.

Other Items

Reserves

      For the quarter ended September 30, 2003, the Company reported an decrease in net ultimate loss estimates for accident years 2002 and prior to be $(0.9 million), or (0.5)% of $193.1 million of net loss and LAE reserves at December 31, 2002. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2003.

Salary and Employee Benefits and Other Administrative Expenses

      Salary and employee benefits for the quarter ended September 30, 2003 increased $3.3 million, or 35.5%, to $12.4 million, from $9.1 million for the comparable period in 2002. This increase is primarily the result of the hiring of employees to handle new fee-for-service agreements. In addition, this increase reflects both merit increases and variable compensation related to profitability, and a slight increase in staffing levels to support new managed programs. Other administrative expenses for the quarter ended September 30, 2003 decreased $161,000. This decrease in administrative expenses is attributable to a reduction in policyholder dividends and the 2002 write-off of receivable balances on a previously discontinued program, offset by the new fee-for-service agreements. Salary and employee benefits and administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of the Company’s segment information.

Interest Expense

      Interest expense for the quarter ended September 30, 2003 decreased by $375,000, or 64.4%, to $207,000, from $582,000 for the comparable period in 2002. Interest expense is primarily attributable to the Company’s term loan and revolving line of credit. This decrease reflects both the reduction in the average outstanding balance and a reduction in the average interest rate. The average outstanding balance during the quarter ended September 30, 2003, was $20.0 million, compared to $34.6 million for the same period in 2002. The average interest rate in 2003 was 4.1%, compared to 6.7% in 2002. The applicable margin in the agreement, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. This ratio at September 30, 2003, was 4.6 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

      On September 30, 2003, a subsidiary trust of the Company issued $10.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. The Company’s trust received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. The gross proceeds from the issuance of the TPS were used to purchase floating rate junior subordinated deferrable interest debentures (the “Debentures”) issued by the Company. The TPS have financial terms similar to those of the Debentures. The Debentures mature in 30 years and provide for interest at the three-month LIBOR plus 4.05%, payable quarterly beginning in December 2003.

Taxes

      Federal income tax expense for the quarter ended September 30, 2003 was $1.2 million, or 33.1% of income before taxes. For the same quarter last year, the Company reflected a federal income tax benefit of ($1.0 million), or 34.8% of loss before taxes. The increase in tax expense is the result of an increase in earnings. The Company’s effective tax rate differs from the 34% statutory rate primarily due to tax-exempt investment income. The overall change in the effective rate in comparison to the quarter ended September 30, 2002 is related to changes in the proportion of tax-exempt investment income to total underwriting results.

Liquidity and Capital Resources

      The principal sources of funds for the Company and its subsidiaries are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. The Company generates operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’

dividends, and other operating expenses of the holding company and the non-regulated subsidiaries, which have been set forth in the table below for the periods ending September 30, 2003 and 2002.

	For the Nine Months
	Ended September 30,

	2003	2002

Net income (loss)	$7,935	$(859)

Regulated Subsidiaries
Net income (loss)	$3,029	$(2,426)

Non-regulated Subsidiaries
Net income	$4,906	$1,567
Interest, depreciation, and amortization	2,190	4,648

Non-regulated net income, excluding interest, depreciation, and amortization	$7,096	$6,215

	For the Quarters
	Ended September 30,

	2003	2002

Net income (loss)	$2,500	$(1,891)

Regulated Subsidiaries
Net income (loss)	$771	$(1,792)

Non-regulated Subsidiaries
Net income (loss)	$1,729	$(99)
Interest, depreciation, and amortization	759	1,224

Non-regulated net income, excluding interest, depreciation, and amortization	$2,488	$1,125

      Cash flow provided by operations for the nine months ended September 30, 2003 was $31.6 million, compared to cash flow provided by operations of $879,000 for the comparable period in 2002. The increase in cash flow from operations primarily reflects an increase in earnings and growth in written premiums.

      On September 30, 2003, a subsidiary trust of the Company issued $10.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. The Company’s trust received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. The Company contributed $6.3 million of the proceeds to its insurance company subsidiaries and the remaining balance will be used for general corporate purposes. The Debenture matures in 30 years and provides for interest at the three-month LIBOR plus 4.05%, payable quarterly beginning in December 2003.

      The Company has a credit agreement which includes a term loan and a revolving line of credit. This credit agreement consists of a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The Company uses the revolving line of credit to meet short-term working capital needs. At September 30, 2003, the Company’s term loan had an outstanding balance of $15.5 million. The Company had no outstanding balance on the revolving line of credit at September 30, 2003. At December 31, 2002, the outstanding balance on the term loan and revolving line of credit was $18.8 million and $5.3 million, respectively. The term loan calls for quarterly amortization through July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.0 million on April 1, 2003 and July 1, 2003; $1.5 million on October 1, 2003; and $1.2 million for the remaining quarterly amortization payments in 2004, 2005, and 2006, with a final payment of $1.5 million on July 1, 2006. The revolving line of credit will expire on July 1, 2004, and is thereafter renewable on an annual basis.

      The Company made principal payments of $1.2 million on January 1, 2003, $1.0 million on April 1, 2003 and July 1, 2003, and $1.5 million on October 1, 2003, on the term loan.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency rates, is determined by the level of the fixed charge coverage ratio. Of all the covenants, the most restrictive covenant is the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. At September 30, 2003, this ratio was 4.6 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

      As of September 30, 2003, the Company was in compliance with all debt covenants.

      In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line of credit. At September 30, 2003, this line of credit had an outstanding balance of $3.8 million.

      At September 30, 2003, shareholders’ equity was $154.0 million, or $5.31 per common share, compared to $147.4 million, or $4.98 per common share, at December 31, 2002.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. As of September 30, 2003, the Company repurchased and retired 764,800 shares of common stock for a total cost of approximately $2.0 million. The Company did not repurchase any common stock during the quarter ended September 30, 2003. As of November 6, 2003, the Company repurchased and retired 764,800 shares of common stock for a total cost of approximately $2.0 million.

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is limited by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2002 statutory financial statements, Star may only pay dividends to the Company during 2003 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2002 was negative $24.3 million. At September 30, 2003, earned surplus was negative $26.2 million. The increase in negative earned surplus was anticipated with the statutory recognition of acquisition costs when premiums are written vs. earned. No statutory dividends were paid in 2002.

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

      At December 31, 2002, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $93.8 million at December 31, 2002, compared to the threshold requiring the minimum regulatory involvement of $49.7 million in 2002. At September 30, 2003, Star’s statutory surplus was $98.2 million. Statutory accounting principles differ in some respects from generally accepted accounting principles (“GAAP”). These differences, among other differences, include the costs of acquiring and renewing business. Under statutory accounting principles these acquisition costs are expensed as premium is written, while under GAAP these costs are deferred and recognized as premium is earned over the terms of the policies or reinsurance treaties to which the costs relate. At September 30, 2003, deferred policy acquisition costs increased $6.8 million, or 56.3%, to $19.0 million, compared to $12.1 million at December 31, 2002. This increase reflects the increase in gross unearned premiums of $43.0 million, or 62.5%, to $111.6 million at September 30, 2003, compared to $68.7 million at December 31, 2002.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. As of September 30, 2003, on a statutory consolidated basis, gross and net premium leverage ratios were 2.4 to 1.0 and 1.8 to 1.0, respectively.

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

      As of January 1, 2003, the Company adopted the requirements of SFAS No. 148 utilizing the prospective method. Under SFAS 148, compensation expense of $155,000 and $35,000, has been recorded for stock options granted in the nine months and quarter ended September 30, 2003, respectively. No compensation cost has been recorded for stock option grants issued during 2002 as the market value equaled the exercise price at the date of grant.

      On May 15, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on our financial statements.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN No. 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003 are not subject to liability recognition, but are subject to expanded disclosure requirements. The adoption of FIN No. 45 did not have a material impact on our financial statements.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. FIN No. 46 is required to be adopted by December 31, 2003. We are currently evaluating the impact FIN No. 46 will have on our financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      No material changes since December 31, 2002 Annual Report on Form 10-K.

Item 4.     Controls and Procedures

      The Company carried out an evaluation, as of September 30, 2003, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information relating to the Company (including its consolidated subsidiaries) required to be included in this quarterly report has been made known in a timely manner. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls during the quarter ended September 30, 2003.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The information required by this item is included under “Note 7” of the Company’s Form 10-Q for the nine months ended September 30, 2003, which is hereby incorporated by reference.

Item 2.	Changes in Securities and Use of Proceeds

      In September 2003, a subsidiary trust of the Company issued $10 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor, Dekania CDO I, Ltd. The Company’s trust received a total of $9.7 million in net proceeds, after the deduction of a total of approximately $300,000 of commissions paid to the placement agent in the transaction. The proceeds of the issuance were invested in the Debentures issued by the Company, as described in Note 4 of the consolidated financial statements included elsewhere in this report. The Company’s trust sold the TPS in a non-public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits and Reports on Form 8-K

      (A) The following documents are filed as part of this Report:

Exhibit
No.	Description

4.1	TPS Indenture
10.1	Third Amendment to Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated September 29, 2003.
10.2	TPS Purchase Agreement
10.3	TPS Amended and Restated Declaration of Trust
10.4	TPS Guaranty Agreement
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

      (B) Reports on Form 8-K:

      The Registrant filed a Current Report on Form 8-K dated August 12, 2003 for the purpose of furnishing the Company’s second quarter 2003 earnings release.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOWBROOK INSURANCE GROUP, INC.

By:	/s/ KAREN M. SPAUN

Senior Vice President and
Chief Financial Officer

Dated: November 12, 2003

EXHIBIT INDEX

Exhibit
No.	Description

4.1	TPS Indenture
10.1	Third Amendment to Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated September 29, 2003.
10.2	TPS Purchase Agreement
10.3	TPS Amended and Restated Declaration of Trust
10.4	TPS Guaranty Agreement
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.