Form 10-K
period 2003-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2004-03-12
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      The aggregate market value of the voting stock (common stock, $.01 par value) held by nonaffiliates of the registrant was $78,205,434 on June 30, 2003, the last business day of the Registrant’s most recently completed second quarter, based on the closing sales price of the Common Stock on such date.

      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on March 1, 2004 was 29,023,933.

Documents Incorporated by Reference

      Certain portions of the Registrant’s Proxy Statement for the Annual Meeting scheduled for May 11, 2004 are incorporated by reference into Part III of this report.

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

      On July 31, 1998, the Company acquired Florida Preferred Administrators, Inc. (“Florida Preferred”), a third party administrator, and Star acquired Southeastern Holding Corporation, the holding company for an insurance carrier Ameritrust Insurance Corporation (“Ameritrust”), both of which were located in Sarasota, Florida. Southeastern Holding Corporation was dissolved in December 2002 and Ameritrust became a wholly-owned subsidiary of Star. Florida Preferred provides a broad range of risk management services to purchasers of workers’ compensation insurance from Ameritrust.

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

      On September 30, 2003, the Company formed Meadowbrook Capital Trust I, a Delaware trust. The trust issued $10.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor.

MEADOWBROOK INSURANCE GROUP, INC.

      At December 31, 2003, Meadowbrook and its subsidiaries employed approximately 673 associates to service the Company’s clients and provide management services to the Insurance Operations as defined below.

Overview

      Since 1976, the Company has specialized in providing alternative risk management solutions for its clients. By forming risk-sharing partnerships, the Company aligns its financial objectives with its clients. By having their capital at risk, the Company’s clients help to avoid adverse selection and share in the underwriting profits and investment income from their risk management plan. According to industry reports, the alternative market accounts for nearly 50% of the U.S. commercial property / casualty marketplace. The current state of the market presents the Company with many opportunities. Higher rates and less capacity are contributing to an environment in which policyholders are seeking alternative ways to secure affordable and stable insurance protection.

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

      Based upon the particular risk management goals of its clients and its assessment of the opportunity for operating profit, the Company offers solutions on a managed basis, a risk-sharing basis or, in certain circumstances, in response to a specific market opportunity, a fully-insured basis. In a managed program, the Company earns service fee revenue by providing management and other services to a client’s risk-bearing entity, but generally does not share in the operating results. In a risk-sharing program, the Company participates with the client or producing agent in the operating results of the programs through the utilization of a captive, rent-a-captive or similar insured vehicles, which are reinsurance companies and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”. In risk-sharing programs, the Company derives revenues from net earned premiums, fee revenue and commissions, and investment income. In addition, the Company may benefit from any margin included in the ceding commissions for services it renders on behalf of the risk-sharing partner for the program. In a fully-insured program, the Company provides commercial insurance coverage and derives revenue from net earned premiums and investment income. Fully-insured programs are developed in response to a specific market opportunity and generally when the Company believes there is potential to subsequently create a risk-sharing program.

      The Company developed a broad range of alternative risk management capabilities and services to design, manage, and service its clients’ risk management needs. These capabilities and services include:

•	program and product design;

•	underwriting / risk selection and policy issuance;

•	sales, marketing and public relations to members of groups;

•	formation and management of risk-bearing entities, such as mutual insurance companies, captives, rent-a-captives, public entity pools, and risk retention and risk purchasing groups;

•	claims handling and administration;

•	loss prevention and control:

•	reinsurance brokerage;

•	risk analysis and identification;

•	actuarial and loss reserve analysis;

•	information technology and processing;

•	feasibility studies;

MEADOWBROOK INSURANCE GROUP, INC.

•	litigation management;

•	accounting and financial statement preparation;

•	regulatory compliance; and

•	audit support.

Company Segments

Agency Operations

      The Company earns commissions through the operation of its retail property and casualty insurance agency, which was formed in 1955. The agency has grown to be one of the largest agencies in Michigan and, with acquisitions, has expanded into California. The agency operations primarily produce commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than fifty insurance carriers.

      In total, the Company’s agency operations generated commissions of $15.0 million, $14.3 million, and $15.7 million for the years ended December 31, 2003, 2002, and 2001, respectively.

     Specialty Risk Management Operations

      The specialty risk management operations segment focuses on specialty or niche insurance business in which it provides various services and coverages that are tailored to meet specific requirements of defined client groups and their members. This includes, but is not limited to, providing services, such as risk management consulting, claims administration and handling, loss control, and reinsurance brokering, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of the Company’s agent-partners. The Company recognizes revenue related to the services and coverages the specialty risk management operations provides within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance brokerage, investment income, and net realized gain (loss) on investments.

      Net earned premiums include the following lines of business:

•	Workers’ Compensation

•	Commercial Multiple Peril

•	General Liability

             — Errors and Omissions

             — Automobile

             — Owners, Landlord and Tenant

•	Employment Practices Liability

•	Professional Liability

             — Medical

             — Real Estate Appraisers

             — Pharmacists

•	Inland Marine

•	Product Liability

•	Excess Reinsurance

•	Commercial Property

MEADOWBROOK INSURANCE GROUP, INC.

     Description of Specialty Risk Management Programs

      Managed Programs: In a managed program, the Company earns service fee revenue by providing management and other services to a client’s risk-bearing entity, but generally does not share in the operating results. The Company believes its managed programs provide a consistent source of revenue, as well as opportunities for revenue growth without a proportionate increase in expenses. Revenue growth may occur through the sale of existing products to additional members of the sponsoring client group, the expansion of coverages and services provided to existing programs and the creation of programs for new client groups with needs that are similar to existing client groups.

      Managed program services for which the Company receives fee-based revenues include program design and development; underwriting; reinsurance brokerage; policy administration; loss prevention and control services; claims administration and handling, and litigation management; information processing and accounting functions; and general management oversight of the program on behalf of the sponsoring client group. The fees received by the Company under its managed programs are generally either a fixed amount or based on a percentage of premium serviced.

      The Company specializes in providing managed programs to public entity associations and currently manages public entity pools and other insurance entities which provide insurance coverage for approximately 1,800 participants, including city, county, township, and village governments in three states. Over the years, the Company has been able to expand the services offered under existing programs, as well as to increase the number of participants in these managed programs.

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

MEADOWBROOK INSURANCE GROUP, INC.

CAPTIVE RISK-SHARING STRUCTURE

(1)	The Company accounts for transactions with these risk-sharing clients as reinsurance under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”.

      The Company assists the client with the formation of the captive, which is capitalized by contributions from the producers, or an association, or group of policyholders in exchange for shares of the captive. The captive is generally managed for a fee by an offshore subsidiary of the Company. The Company works with the client to determine the amount of risk exposure that will be assumed by the captive, which varies depending on the captive’s capitalization, line of business, amount retained by the Company and amount to be reinsured by excess reinsurers. The Company then issues an insurance policy and receives premium from the insured. Pursuant to the quota-share reinsurance agreement between the Company and the captive, the Company generally cedes (transfers) a portion of the retained risk to the captive and pays to the captive its share of the net premium (after deducting ceding commissions, policy issuance fees, the cost of excess reinsurance, taxes and other fees and expenses). The Company generally seeks to cede approximately 50% of its loss exposure, but in some cases cedes as little as 20% or as much as 80% of its loss exposure. The Company secures obligations due from captives through the use of funds withheld trusts or letters of credit. Through its reinsurance intermediary subsidiary and independent intermediaries, the Company obtains excess-of-loss reinsurance subject to agreed upon limits and retention levels. The Company generally administers all claims handling functions, and the captive provides funds to the Company for the payment of the captive’s proportionate share of paid claims and claims expenses. The captive realizes investment income from its capital, unearned premium and loss reserves. The captive also receives its proportionate share of the underwriting results.

      The Company also offers its clients rent-a-captive risk-sharing programs. These programs allow a client to retain a significant portion of its own loss exposure without the same level of administrative costs and capital commitment required to establish and operate its own captive.

      In another variation of client risk-sharing, the Company establishes retrospectively-rated programs for individual accounts. In this type of program, the Company works with the client to develop the appropriate self-insured retention and loss fund amount and then helps arrange for excess-of-loss reinsurance. The client reimburses the Company for all claim payments within the client’s retention. The Company generally earns a

MEADOWBROOK INSURANCE GROUP, INC.

management fee (which includes claims and loss control fees). In most of these programs, the Company also participates in the operating results of the reinsurance coverage and earns a ceding commission.

      Agent Risk-Sharing. The Company also writes specialty risk insurance on a risk-sharing basis with agents or brokers. The Company believes agent risk-sharing has grown as a result of market volatility and lack of coverage availability in the traditional market. Risk-sharing is achieved either through an agent-owned captive, rent-a-captive or through a variable commission structure based upon the underwriting results.

      The agent may own a captive or purchase an interest in a rent-a-captive, which acts as a reinsurer on business produced. In some cases, the captive’s shareholders may include key producers, subproducers or insureds. In other circumstances, the agent accepts a lower up-front commission in exchange for a multi-year contingent commission based on operating results.

      Fully-Insured Programs: In fully-insured programs, the Company provides traditional insurance without a risk-sharing mechanism and derives revenue from net earned premiums and investment income. Fully-insured programs are developed in response to specific market opportunities and generally when the Company believes there is potential to evolve into a risk-sharing mechanism.

     Description of Major Specialty Risk Management Services

      Program and Product Design. Prior to implementing a new program, the Company generally reviews background data, including financial projections for the contemplated program; historical loss experience; actuarial studies of the underlying risks; the credit worthiness of the potential client; and the availability of reinsurance. A senior management team and associates representing each of the risk-management disciplines within the Company work together to design, market, and implement new programs. While the Company does not generate substantial fees for program design services, these services are an integral part of the Company’s program management services and due diligence process.

      Underwriting/ Risk Selection and Policy Issuance. The Company performs underwriting services for its clients, its clients’ captives and certain individual accounts. Compensation for underwriting services generally is included in the Company’s management fees. The Company’s underwriting personnel help develop the proper criteria for selecting risks, while actuarial and reinsurance personnel evaluate and recommend the appropriate levels of risk retention. The program is then tailored according to the requirements and qualifications of each client.

      Formation and Management of Risk-Bearing Entities. The Company generates fees by forming and managing risk-bearing entities for clients and agents. The Company currently manages over twenty captives and/or rent-a-captives and holds a minority interest in three of these captives. The Company also holds a minority interest in two former captives which are no longer managed by the Company and are currently in run-off, or have been commuted. The offshore captives are managed by one of the Company’s subsidiaries in Bermuda or Barbados.

      Claims Handling and Administration. The Company earns fees for handling and managing claims for workers’ compensation and most other casualty lines, such as property and general liability. It handles all claims functions for most of the programs managed by the Company. The Company’s involvement in claims handling and administration provides feedback to program managers in assessing the client’s risk environment and the overall structure of the program.

      Loss Prevention and Control. The Company earns fees for loss control services, which are designed to help clients prevent or limit certain loss events. Through an evaluation of the client’s workplace environment, the Company’s loss control specialists assist the client in planning and implementing a loss prevention program and, in certain cases, provide educational and training programs for the client.

      Reinsurance Brokerage. Through its reinsurance brokerage subsidiary, Meadowbrook Intermediaries, Inc., the Company earns commissions by placing excess-of-loss reinsurance and insurance coverage with high

MEADOWBROOK INSURANCE GROUP, INC.

deductibles for insurance companies, captives and self-insured programs managed by the Company. Reinsurance is also placed for clients who do not have other business relationships with the Company.

      Sales, Marketing, and Public Relations. The Company markets its programs and services to associations, groups, local, regional and national insurance agents, and insurance consultants. Sales and marketing efforts include personal contact through independent agents, direct mail, telemarketing, advertising, internet-based marketing including affiliations with an insurance based web portal (captive.com) and the Company’s corporate website (www.meadowbrook.com), and attendance at seminars and trade and industry conventions.

      In June 2000, the Company launched its Advantage System (“Advantage”) and Agents Edge™. Advantage is an internet-based business processing system which reduces the Company’s internal administrative costs. In addition to administrative processing efficiencies, Advantage enhances underwriting practices, by automating risk selection criteria.

      Agents Edge™ is a specific application of Advantage utilizing an automated, predictable, profit-driven underwriting model to make workers’ compensation products available to select agencies through its regional branch offices. The Company is currently writing Agents Edge™ in fourteen states for its workers’ compensation programs and has plans to expand into other states in the future.

Insurance Operations

      The Company’s four wholly-owned domestic insurance company subsidiaries, Star, Savers, Ameritrust, and Williamsburg (collectively referred to as the “Insurance Company Subsidiaries”) issue insurance policies. Through the Insurance Company Subsidiaries, the Company engages in specialty risk management programs where the Company takes underwriting risks in exchange for premiums. The Insurance Company Subsidiaries primarily focus on specialty programs designed specifically for trade groups and associations, whose members are homogeneous in nature. Member insureds are typically small-to-medium sized businesses. The Company’s programs focus on select classes of property/casualty business which, through its due diligence process, the Company believes demonstrate a fundamentally sound prospect for generating underwriting profits. The Company does not generally offer its programs on a nationwide basis; rather, the programs operate on a regional or state-specific basis. The Company avoids geographic concentration of risks that might lead to natural or intentionally caused catastrophic events. The Company’s offshore captives, American Indemnity and PICL, which offer clients captive or rent-a-captive options, complement the Insurance Company Subsidiaries.

      Star, Savers, Williamsburg and Ameritrust are domiciled in Michigan, Missouri, California and Florida, respectively. American Indemnity and PICL are Bermuda-based insurance companies.

      The Company may at times place risks directly with third-party insurance carriers and participate in the risk as a reinsurance partner. Such arrangements typically generate management fee income and provide a means to manage premium leverage ratios.

      The Insurance Company Subsidiaries are authorized to write business, on either an admitted or surplus lines basis, in all fifty states. The Insurance Company Subsidiaries primarily offer workers’ compensation, commercial multiple peril, general liability, inland marine, and other liability coverages. For the year ended December 31, 2003, the workers’ compensation line of business accounted for 55.9% and 61.7% of gross written premiums and net earned premiums, respectively.

      Despite the losses reported from 1999 to 2001, the Company is dedicated to achieving consistent operating profitability. The Company’s strategy has been one of highly disciplined niche underwriting and historically this focus has produced profitable underwriting results.

      The Company became a public company in 1995, raising approximately $44.0 million in capital, which enabled the Company to take advantage of new growth opportunities. In deploying the capital raised, the Company experienced growth by writing new insurance programs and making several strategic acquisitions.

MEADOWBROOK INSURANCE GROUP, INC.

      Beginning in late 1998, the Company’s underwriting results were impacted by adverse development on a limited group of insurance programs that were started during this period. Underwriting losses in those programs continued to grow, resulting in a significant reduction in statutory surplus within the Insurance Company Subsidiaries during 1999, 2000, and through the second quarter of 2001. The resulting impact on the Company’s financial position eventually caused the Insurance Company Subsidiaries to be downgraded from “A-” (Excellent) to stable “B” (Fair) by the leading insurance rating agency, A.M. Best Company (“A.M. Best”).

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

      The underwriting losses associated with these discontinued programs were $12.8 million, $29.0 million, and $12.0 million, for the years ended December 31, 2001, 2000, and 1999, respectively. As a result of the concerted run-off strategy, all premiums related to these programs were fully earned during the first half of 2002. In addition, at December 31, 2003, the uncertainty of future reserve development on these discontinued programs appears to have been reduced as a result of aggressive claims handling and reserve strengthening. While the Company believes it has adequate reserves, there can be no assurances that there will not be additional losses in the future relating to these programs.

      In addition to these discontinued programs, starting in late 2000 and in 2001, the Company terminated a number of programs to reduce gross and net premium leverage ratios. While these programs were within the Company’s underwriting guidelines, their performance was less profitable than the Company’s targeted return on equity goals. The remaining programs of the Company, which are considered to be its continuing/core programs, have historically met the underwriting profitability goals.

      In June 2002, the Company successfully completed an offering of 21,275,000 shares of newly issued common stock at $3.10 per share. The Company received $60.5 million in total net proceeds from the offering, of which $37.5 million was contributed to the surplus of Star as of June 30, 2002 and $20.0 million was used to pay down its line of credit. As a result of the capital contribution to Star, on June 26, 2002, A.M. Best upgraded the Insurance Company Subsidiaries financial strength rating to “B+” (Very Good) with a positive outlook. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level. The upgrade reflects A.M. Best’s positive assessment of the Company’s improved financial condition as a result of the issuance of new common shares and its debt reduction and indicates the potential for a near term upgrade. The Company believes that as a result of its improved balance sheet and operating performance its rating will remain at least at its current level, if not at an upgraded level. However, there can be no assurance that A.M. Best will not change its rating of the Insurance Company Subsidiaries in the future.

      On September 30, 2003, the Company issued $10.3 million of junior subordinated debentures (“Debentures”) to an unconsolidated subsidiary trust of the Company. The Company received a total of $9.7 million in net proceeds from the issuance of the Debentures. The Company contributed $6.3 million of the proceeds to the surplus of Star.

MEADOWBROOK INSURANCE GROUP, INC.

      The following table summarizes the gross written premium and net earned premium for the years ended December 31, 2003, 2002, 2001, 2000, and 1999.

	Years Ended December 31,

Gross Written Premium	2003	2002	2001	2000	1999

	(in thousands)
Workers’ Compensation	$141,456	$104,822	$147,654	$132,108	$95,284
Commercial Multi-Peril	48,091	33,072	44,513	42,170	36,123
Inland Marine	9,758	8,886	12,048	11,752	11,044
Other Liability	10,473	10,442	28,856	32,173	29,312
Other Commercial Auto Liability	26,902	9,894	38,191	44,070	35,462
Surety Bonds	5	2,998	7,377	5,116	6,651
All Other Lines	16,595	13,523	20,465	20,463	16,598

Total	$253,280	$183,637	$299,104	$287,852	$230,474

	Years Ended December 31,

Net Earned Premium	2003	2002	2001	2000	1999

	(in thousands)
Workers’ Compensation	$93,324	$80,795	$69,360	$83,301	$67,153
Commercial Multi-Peril	26,075	23,462	27,004	18,567	15,608
Inland Marine	1,556	1,716	3,782	2,915	2,914
Other Liability	4,849	9,325	22,539	22,261	22,982
Other Commercial Auto Liability	12,940	17,548	27,535	9,725	8,545
Surety Bonds	73	97	173	32	133
All Other Lines	12,388	12,440	13,272	9,199	7,571

Total	$151,205	$145,383	$163,665	$146,000	$124,906

Reserves

      The information required by this item is incorporated by reference to pages 54 and 61-62 of the Notes to the Consolidated Financial Statements, and pages 21-22 and 29-32 of Item 7, Management’s Discussion and Analysis.

MEADOWBROOK INSURANCE GROUP, INC.

      The following table shows the development of reserves for unpaid losses and loss adjustment expenses (“LAE”) from 1994 through 2003 for the Company’s current Insurance Company Subsidiaries including American Indemnity and PICL.

      Due to the Company’s adoption of SFAS 113, the bottom portion of the table shows the impact of reinsurance for the years 1994 through 2003, reconciling the net reserves shown in the upper portion of the table to gross reserves.

Analysis of Loss and Loss Adjustment Expense Development

	Years Ended December 31,

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

	(Dollars in thousands)
Reserves for losses and LAE at end of period	$47,149	$64,668	$65,775	$60,786	$84,254	$127,500	$172,862	$198,653	$193,116	$192,019
Cumulative paid as of 1 year later	15,792	25,659	31,626	31,368	39,534	55,361	73,079	81,024	78,123
2 years later	26,227	42,969	49,930	47,313	57,192	91,088	119,449	134,896
3 years later	33,227	52,222	58,362	56,848	77,214	117,159	150,548
4 years later	36,644	57,443	64,018	65,517	86,229	134,294
5 years later	37,450	59,182	67,928	68,138	93,799
6 years later	38,865	60,653	69,503	72,063
7 years later	39,929	60,630	72,337
8 years later	39,926	63,348
9 years later	41,532
Reserves re-estimated as of end of year:
1 year later	46,738	65,058	67,010	69,012	99,316	147,748	187,248	204,743	196,023
2 years later	45,578	65,312	69,536	73,591	106,734	145,745	190,463	210,522
3 years later	45,255	66,692	74,796	74,009	102,438	153,922	194,096
4 years later	45,592	68,557	74,439	77,771	104,379	158,460
5 years later	43,031	65,795	76,025	78,490	107,036
6 years later	42,519	65,874	77,239	80,084
7 years later	43,116	66,521	79,142
8 years later	43,928	68,674
9 years later	45,259
Net cumulative redundancy (deficiency):
Dollars	$1,890	$(4,006)	$(13,367)	$(19,298)	$(22,782)	$(30,960)	$(21,234)	$(11,869)	$(2,907)
Percentage	4.0%	-6.2%	-20.3%	-31.7%	-27.0%	-24.3%	-12.3%	-6.0%	-1.5%
Net reserves		64,668	65,775	60,786	84,254	127,500	172,862	198,653	193,116	192,019
Ceded reserves		22,318	26,615	38,193	64,590	101,744	168,962	195,943	181,817	147,446
Gross reserves		86,986	92,390	98,979	148,844	229,244	341,824	394,596	374,933	339,465

Net re-estimated		68,674	79,142	80,084	107,036	158,460	194,096	210,522	196,023
Ceded re-estimated		39,154	41,899	58,096	98,081	157,405	222,657	236,692	199,675
Gross re-estimated		107,828	121,041	138,180	205,117	315,865	416,753	447,214	395,698

Gross cumulative redundancy (deficiency)*		$(20,842)	$(28,651)	$(39,201)	$(56,273)	$(86,621)	$(74,929)	$(52,618)	$(20,765)

MEADOWBROOK INSURANCE GROUP, INC.

      The following table sets forth the difference between GAAP reserves for loss and loss adjustment expenses and statutory reserves for loss and loss adjustment expenses at December 31, (in thousands):

	2003	2002

GAAP reserves for loss and LAE	$339,465	$374,933
Reinsurance recoverables for unpaid losses	(147,446)	(181,817)
Allowances against reinsurance recoverables **	(1,785)	(1,400)
Non-regulated foreign insurance subsidiaries
American Indemnity***	(2,989)	(2,973)
PICL***	(2,216)	(3,363)

Statutory reserves for loss and LAE	$185,029	$185,380

*	For the year ended December 31, 2003, the Company reported an increase of $20.8 million in gross ultimate loss estimates for accident years 2002 and prior, or 5.5% of $374.9 million of gross loss and LAE reserves at December 31, 2002. The Company reported a $2.9 million increase in net ultimate loss and LAE estimates for accident years 2002 and prior, or 1.5% of $193.1 million. The change in gross ultimate loss estimates for accident years 2002 and prior is greater than the change in net ultimate loss estimates as a result of gross development on three programs in which the Company retained less than 2.5% of the risk, also known as fronted business.

**	The GAAP allowance for reinsurance recoverables is reported as a Schedule F penalty or a non-admitted asset for statutory accounting.

***	American Indemnity and PICL are offshore captives, which offer clients captive or rent-a-captive options. They are not domestic insurance companies and, therefore, are not included in the combined statutory financial statements filed with the National Association of Insurance Commissioners and state regulators.

      As a result of adverse development on prior accident years’ reserves, the provision for losses and loss adjustment expenses increased by $2.9 million, $6.1 million, and $14.4 million in calendar years 2003, 2002, and 2001, respectively.

Investments

      Certain information required by this item is incorporated by reference to pages 53 and 58-60 of the Notes to the Consolidated Financial Statements, and pages 24-25 of Item 7, Management’s Discussion and Analysis.

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

      The market for alternative risk management products and services is significantly influenced by market conditions affecting the traditional property and casualty insurance industry. Insurance market conditions historically have been subject to significant variability due to premium rate competition, natural disasters and other catastrophic events, judicial trends, changes in the investment and interest rate environment, regulation

MEADOWBROOK INSURANCE GROUP, INC.

and general economic conditions. Pricing is a primary means of competition in the commercial insurance market. Competition is also based on the availability and quality of products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise. The primary basis for competition among alternative risk management providers varies with the financial and insurance needs and resources of each potential insured. Principle factors that are considered by insureds include an analysis of the net present-value (after tax) of the cost of financing the insured’s expected level of losses; the amount of excess coverage provided in the event losses exceed expected levels; cash flow and tax planning considerations; and the expected quality and consistency of the services to be provided. The Company believes that it is able to compete based on its experience, the quality of its products and services, and its program-oriented approach. However, its ability to successfully compete is dependent upon a number of factors, including market and competitive conditions, many of which are outside of its control.

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

MEADOWBROOK INSURANCE GROUP, INC.

Insurance Regulation Concerning Change or Acquisition of Control

      Star, Savers, Williamsburg and Ameritrust are domestic property and casualty insurance companies organized, respectively, under the insurance laws (the “Insurance Codes”) of Michigan, Missouri, California, and Florida. The Insurance Codes provide that acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a “Form A”) containing information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. In Michigan, Missouri, California, and Florida, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing 10% or more of the voting securities of the company.

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

Membership in Insolvency Funds and Associations and Mandatory Pools

      Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from insolvency funds were $783,000, $1,614,000, and $991,000, respectively, for 2003, 2002, and 2001. Most of these payments are recoverable through future policy surcharges and premium tax reductions.

      The Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that these assessments are not covered by reinsurance treaties, they may have an adverse effect on the Company. Total assessments paid to all such facilities were $2,379,000, $2,800,000, and $1,918,000, respectively, during 2003, 2002, and 2001.

Restrictions on Dividends and Risk-Based Capital

      The information required by this item is incorporated by reference to pages 68-69 of the Notes to the Consolidated Financial Statements, and pages 36-38 of Item 7, Management’s Discussion and Analysis.

MEADOWBROOK INSURANCE GROUP, INC.

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

NAIC-IRIS Ratios

      The National Association of Insurance Commissioners’ (“NAIC”) Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries or possible further review from individual state insurance commissioners. Refer to pages 37-38 of Item 7, Management’s Discussion and Analysis.

Available Information

      The Company’s internet address is www.meadowbrook.com. There the Company makes available, free of charge, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonable practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The Company’s SEC reports can be accessed through the investor relations section of the Company’s website. The information found on the Company’s website is not part of this or any other report the Company files with, or furnishes to the SEC.

Item 2.     Properties

      The Company currently leases its corporate offices in Southfield, Michigan from an unaffiliated third party. In 2003, the Company paid rent for its corporate offices in the amount of approximately $1.3 million. The term of the lease for the offices in Southfield expires on September 30, 2004. The Company, through its subsidiaries, is also a party to various leases for locations in which such subsidiaries have offices. The Company does not consider any of these leases to be material.

      In 1998, Star purchased land in close proximity to its existing offices. The cost of the land was $3.2 million. On September 30, 2003, the Company purchased the land from Star at fair market value.

      On December 3, 2003, the Company entered into a Development Agreement with an unaffiliated third party for the construction of an office building on the above mentioned land for a contract price of $11.0 million. The office building will serve as the new location for the Company’s corporate offices. The office building will consist of approximately 72,000 gross square feet.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

      On January 12, 1999, the remaining claims of the Individual Plaintiffs and the counterclaims of Meadowbrook and Star against the Primary Plaintiffs were tried. On February 3, 1999, the jury returned a verdict in favor of Meadowbrook and Star against the Primary and Individual Plaintiffs. In addition, the jury found against the Individual Plaintiffs and in favor of Meadowbrook and Star on their remaining claims. On April 21, 1999, the Court found in favor of Meadowbrook and Star and against the Primary and Individual Plaintiffs on all outstanding claims for equitable relief.

      A Final Judgment has been entered into with the Court. All plaintiffs have filed an appeal with the Nevada Supreme Court. One of the plaintiff’s has been discharged from bankruptcy and another has had a Receiver appointed for him. The case remains stayed before the Nevada Supreme Court. It is not expected that the outcome of this litigation will have a material impact on the financial statements of the Company.

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

Item 4.     Submission of Matters To A Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Shareholder Information
Corporate Headquarters
26600 Telegraph Road
Southfield, MI 48034
Phone: (248) 358-1100

Auditors
PricewaterhouseCoopers LLP
Grand Rapids, MI

Corporate Counsel
Howard & Howard Attorneys, P.C.
Bloomfield Hills, MI	Transfer Agent & Registrar LaSalle Bank National Association Shareholder Services Division 135 South LaSalle Street, Suite 1811 Chicago, IL 60603 Stock Listing New York Stock Exchange Symbol: MIG	Annual Meeting The Annual Meeting of Meadowbrook Shareholders will be held at: 2:00 p.m. May 11, 2004 Temple Beth-El 7400 Telegraph Road Bloomfield Hills, MI

MEADOWBROOK INSURANCE GROUP, INC.

Shareholder Relations and Form 10-K

      A copy of Meadowbrook Insurance Group, Inc.’s 2003 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to the Investor Relations Department at the Company’s Corporate Offices, or contact:

Karen M. Spaun, Senior Vice President and Chief Financial Officer (248) 204-8178 karen.spaun@meadowbrook.com

Jennifer La, Director of Financial Analysis (248) 204-8159 jennifer.la@meadowbrook.com

Direct Investment Plan

      Meadowbrook’s Shareholder Investment Plan (“Plan”) offers a simple and systematic way to purchase Meadowbrook Common Stock without paying brokerage fees or commissions. With the Plan’s many flexible features, an account may be customized to reflect individual financial and investment objectives.

      If you would like additional information including a prospectus and an application, please contact: LaSalle Bank National Association (800) 246-5761, option 2.

Share Price and Dividend Information

      The following table sets forth for the periods indicated, the high and low closing sale prices of the Company’s Common Shares as reported on the NYSE Composite Tape, and quarterly dividends paid for the years ended December 31:

December 31, 2003	High	Low	Dividends

First Quarter	2.67	2.00	—
Second Quarter	3.43	2.30	—
Third Quarter	4.18	2.90	—
Fourth Quarter	4.51	3.92	—

			—

December 31, 2002	High	Low	Dividends

First Quarter	4.00	1.70	—
Second Quarter	4.14	2.71	—
Third Quarter	3.28	2.20	—
Fourth Quarter	2.65	1.56	—

			—

      For additional information regarding dividend restrictions, refer to “Management’s Discussion and Analysis — Liquidity and Capital Resources”.

      As of March 1, 2004 there were approximately 271 holders of record of the Company’s common stock. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.

MEADOWBROOK INSURANCE GROUP, INC.

Item 6.     Selected Financial Data

Selected Consolidated Financial Data

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share and ratio data)
Income Statement Data:
Gross written premium	$253,280	$183,637	$299,104	$287,852	$230,474
Net written premium	189,827	139,795	186,083	136,324	122,819
Net earned premium	151,205	145,383	163,665	146,000	124,906
Net commissions and fees	45,291	37,581	40,675	41,251	38,697
Net investment income	13,484	13,958	14,228	13,715	11,618
Net realized gain (loss) on investments	823	666	735	540	(227)
Gain (loss) of sale of subsidiary	—	199	(1,097)	—	—
Total revenue	210,803	197,787	218,206	201,506	174,994
Net losses and LAE(1)	98,472	98,734	125,183	127,619	95,358
Policy acquisition and other underwriting expenses(1)	23,618	33,635	31,662	25,422	22,067
Other administrative expenses	24,457	23,016	22,778	27,894	25,516
Salaries and employee benefits	48,238	37,659	44,179	43,038	42,473
Interest on notes payable	977	3,021	4,516	5,135	3,636
Gain on debt reduction	—	(359)	—	—	—
Income (loss) before income taxes and equity earnings	15,041	2,081	(10,112)	(27,602)	(14,056)
Equity earnings of affiliates	3	—	—	—	—
Net income (loss) before cumulative effect(2)	10,099	1,650	(6,510)	(17,473)	(7,847)
Net income (loss)	10,099	1,650	(6,510)	(17,473)	(9,553)
Earnings per share before cumulative effect — Diluted(2)	$0.35	$0.08	$(0.76)	$(2.05)	$(0.91)
Earnings per share — Diluted	$0.35	$0.08	$(0.76)	$(2.05)	$(1.11)
Dividends declared per share	$—	$—	$0.09	$0.12	$0.12
Balance Sheet Data:
Total investments and cash and cash equivalents	$324,235	$286,050	$233,723	$240,083	$225,523
Total assets	692,266	674,839	687,888	661,183	551,977
Loss and LAE reserves	339,465	374,933	394,596	341,824	229,244
Debt	17,506	32,497	54,741	53,013	58,463
Junior subordinated debentures	10,310	—	—	—	—
Shareholders’ equity	155,113	147,395	80,316	85,975	100,408
Book value per share	$5.34	$4.98	$9.44	$10.10	$11.80
Other Data:
GAAP ratios (insurance companies only):
Net loss and LAE ratio	70.1%	72.1%	81.1%	90.9%	79.0%
Expense ratio	34.3%	36.5%	36.0%	35.9%	34.5%
Combined ratio	104.4%	108.6%	117.1%	126.8%	113.5%
Statutory combined ratio	101.9%	109.7%	113.0%	126.4%	114.2%

MEADOWBROOK INSURANCE GROUP, INC.

(1)	Both the loss and loss adjustment expense ratios are calculated based upon unconsolidated insurance company operations. Certain intercompany costs directly related to policy acquisition and other underwriting expenses are classified as salary and employee benefit expenses in the consolidated financial statements. The following table sets forth the intercompany fees, which are eliminated in consolidation.

Unconsolidated GAAP data — Ratio Calculation Table:

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

Net earned premium	$151,205	$145,383	$163,665	$146,000	$124,906
Consolidated net loss and LAE	$98,472	$98,734	$125,183	$127,619	$95,358
Intercompany claim fees	7,514	6,154	7,520	5,026	3,271

Unconsolidated net loss and LAE	$105,986	$104,888	$132,703	$132,645	$98,629

GAAP net loss and LAE ratio	70.1%	72.1%	81.1%	90.9%	79.0%
Consolidated policy acquisition and other underwriting expenses	$23,618	$33,635	$31,662	$25,422	$22,067
Intercompany administrative and other underwriting fees	28,296	19,445	27,309	27,002	21,025

Unconsolidated policy acquisition and other underwriting expenses	$51,914	$53,080	$58,971	$52,424	$43,092

GAAP expense ratio	34.3%	36.5%	36.0%	35.9%	34.5%
GAAP combined ratio	104.4%	108.6%	117.1%	126.8%	113.5%

(2)	The cumulative effect of the change in accounting principle in 1999 reflects the adoption of SOP 97-3, “Accounting by Insurance and Other Enterprises for Insurance — Related Assessments.”

      Management uses the GAAP combined ratio and its components to assess and benchmark underwriting performance.

      The GAAP combined ratio is the sum of the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio. The GAAP loss and loss adjustment expense ratio is the unconsolidated net loss and loss adjustment expense in relation to net earned premium. The GAAP expense ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium.

      The statutory combined ratio is the sum of the statutory loss and loss adjustment expense ratio and the statutory expense ratio. The statutory loss and loss adjustment expense ratio is the statutory net loss and loss adjustment expense in relation to net earned premium. The statutory expense ratio is the statutory policy acquisition and other underwriting expenses in relation to net written premium.

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

Specialty Risk Management Operations

      The specialty risk management operations segment focuses on specialty or niche insurance business in which the Company provides various services and coverages that are tailored to meet the specific requirements of defined client groups and their members. This includes, but is not limited to, providing services, such as risk management consulting, claims administration and handling, loss control, and reinsurance brokering, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of the Company’s agent-partners. The Company recognizes revenue related to the services and coverages the specialty risk management operations provides within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance brokerage, investment income, and net realized gain (loss) on investments.

      The Company categorizes its programs into three categories: managed, risk-sharing, and fully insured. In managed programs, the Company earns service fee revenue by providing management and other services to a client’s risk-bearing entity, but generally does not share in the operating results. In risk-sharing programs, the Company participates with the client or producing agent in the operating results of the programs through the utilization of a captive, rent-a-captive or similar insured vehicles, which are reinsurance companies and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”. In risk-sharing programs, the Company derives revenues from net earned premiums, fee revenue and commissions, and investment income. In addition, the Company may benefit from any margin built into the ceding commissions for services it renders on behalf of the risk-sharing partner for the program. In fully insured programs, the Company provides commercial insurance coverage and derives revenue from net earned premiums and investment income. Fully-insured programs are developed in response to a specific market opportunity and generally when the Company believes there is potential to subsequently create a risk-sharing program.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Agency Operations

      The Company earns commissions through the operation of its retail property and casualty insurance agency, which was formed in 1955. The agency has grown to be one of the largest agencies in Michigan and, with acquisitions, has expanded into California. The agency operations primarily produce commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than fifty insurance carriers.

      In recent years, the Company has derived its revenue from the following sources (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Revenues
Net earned premiums	$151,205	$145,383	$163,665
Management fees	18,751	12,761	13,318
Claims fees	14,756	8,076	8,594
Loss control fees	2,303	2,590	2,326
Reinsurance brokerage	308	309	1,233
Investment income	13,471	13,906	14,177
Net realized gain on investments	823	666	735

Specialty risk management	201,617	183,691	204,048
Agency operations	14,954	14,330	15,706
Reconciling items	13	52	52
Gain (loss) on sale of subsidiary	–	199	(1,097)
Intersegment revenue	(5,781)	(485)	(503)

Consolidated revenue	$210,803	$197,787	$218,206

      The revenue included in reconciling items relates to interest income in the holding company.

Significant Accounting Policies and Risk Factors

Losses and Loss Adjustment Expenses and Reinsurance Recoverables

      Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid loss and loss adjustment expenses (“LAE”), insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and LAE As of December 31, 2003, the Company had accrued $339.5 million of gross loss and LAE reserves compared with $374.9 million at December 31, 2002.

      Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid loss and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of incurred but not reported (“IBNR”) losses and LAE. Such recoverables, by necessity, are based upon estimates. While management believes that the amount accrued is collectible, the ultimate recoverable may be greater or less than the amount accrued. At December 31, 2003 and 2002, reinsurance recoverables on paid and unpaid losses were $165.0 million and $202.2 million, respectively.

      When a claim is reported to one of the Insurance Company Subsidiaries, its claims personnel establish a case reserve for the estimated amount of the ultimate payment. The amount of the reserve is primarily based

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of losses. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims person. Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments and periodic reviews of the claims.

      In accordance with industry practice, the Company maintains, in addition to case reserves, estimates of reserves for losses and LAE incurred but not yet reported. The Company projects an estimate of ultimate losses and LAE expenses at each reporting date. The difference between: (i) projected ultimate loss and LAE reserves and (ii) case loss reserves and LAE reserves thereon is carried as the IBNR reserve. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, the Company estimates the ultimate liability for losses and LAE, net of reinsurance recoverables.

      Reserves are reviewed by internal and independent actuaries for adequacy on a quarterly basis. When reviewing reserves, the Company analyzes historical data and estimates the impact of various factors such as (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

      The key assumptions used in management’s selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2003, 2002, and 2001.

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

      The underwriting losses associated with these programs were $12.8 million, $29.0 million, and $12.0 million, for the years ended December 31, 2001, 2000, and 1999, respectively. All premiums related to these programs were fully earned during the first half of 2002. In addition, at December 31, 2003, the uncertainty of future reserve development on these discontinued programs appears to have been reduced as a result of aggressive claims handling and reserve strengthening. While the Company believes it has adequate reserves, there can be no assurances that there will not be additional losses in the future related to these programs.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Credit Risk

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At December 31, 2003, the Company had risk exposure in excess of collateral in the amount of $9.5 million, compared to $11.6 million at December 31, 2002, on these programs, for which the Company has an allowance of $6.4 million at December 31, 2003, compared to $6.8 million at December 31, 2002, related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which are in litigation with the Company. At the end of each quarter an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. At December 31, 2003, management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations. At December 31, 2003 and 2002, the exposure amount in litigation with former risk-sharing partners which is not reserved or collateralized is $1.3 million and $1.9 million, respectively. During the third quarter of 2003, a settlement agreement was reached with a former risk-sharing partner that was previously in litigation. The agreement included receipt of cash and a collateralized note receivable approximating net book value. As a result of this agreement, exposures in excess of collateral amounts and related allowances have been reduced by $1.3 million and $600,000, respectively.

Taxes

      At December 31, 2003, the Company had a deferred tax asset of $15.2 million, $3.4 million of which is related to a net operating loss carryforward (“NOL”). Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb both the applicable reversing temporary differences and the NOL. At December 31, 2003, management concluded that the positive evidence, which includes cumulative pre-tax income of $7.0 million for the three years ended December 31, 2003, supporting the generation of future taxable income sufficient to realize the deferred tax asset outweighed the negative evidence of the previous cumulative losses reported for the periods ended December 31, 2001, 2000, and 1999, which generated the NOL. Furthermore, the current market conditions that supported the cumulative rate increases of 66.4% since the beginning of 2000 is expected to continue. In addition, while the Company had adverse development of $2.9 million, or 1.5% of $193.1 million of net loss and LAE reserves at December 31, 2002, loss reserves continue to stabilize with a calendar year 2003 loss and LAE ratio of 70.1% for the year ended December 31, 2003. Also, the Company continues to have alternative tax strategies, which could generate capital gains of $52.0 million, or utilization of $17.7 million of taxes. This capital gain would fully utilize the net operating loss of $3.4 million at December 31, 2003 from the potential sale of assets and/or subsidiaries.

Goodwill

      Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 eliminates the amortization of goodwill. In addition, the Company is required to test, at least annually, all existing goodwill for impairment using a fair value approach, on a reporting unit basis. Also pursuant to SFAS No. 142, the Company is required to test for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Upon implementation of SFAS No. 142 in 2002, the Company is no longer amortizing goodwill.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

      At December 31, 2003 and 2002, the net goodwill was $29.0 million. Amortization expense in relation to goodwill in 2001 was $2.3 million. In accordance with SFAS No. 142, there was no amortization expense recorded in relation to goodwill in 2003 or 2002.

Other Intangible Assets

      At December 31, 2003 and 2002, the Company had other intangible assets, net of related accumulated amortization, of $1.4 million and $206,000, respectively, recorded as part of other assets. The Company did not have any other intangible assets in 2001.

      During the fourth quarter of 2002 and the first quarter of 2003, the Company purchased three unrelated agency books of business. The Company will amortize these intangible assets over their estimated lives based on the expected retention of the purchased books of business. These intangible assets have a weighted average amortization period of five years.

      Also during the first quarter of 2003, the Company completed an asset purchase related to the renewal rights of a book of business. The total purchase price of this agreement was determined based on a percentage of estimated gross written premium collected by the Company. The actual purchase price is contingent upon actual written premium collected over a three year period. As of December 31, 2003, the total purchase price was estimated at $2.3 million, consisting of $1.3 million of fixed assets and $994,000 recognized as an other intangible asset being amortized over a five year period.

      At December 31, 2003 and 2002, the gross carrying amount of other intangible assets was $1.8 million and $221,000, respectively, and the accumulated amortization was $368,000 and $15,000, respectively. Amortization expense related to other intangible assets was $353,000 for 2003 and $15,000 for 2002. Amortization expense for the five succeeding years is as follows (in thousands):

2004	$359
2005	359
2006	359
2007	344
2008	6

Total amortization expense	$1,427

Investments

      The Company’s investment securities at December 31, 2003 and 2002 are classified as available for sale. Investments classified as available for sale securities are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

      As of December 31, 2003 and 2002, gross unrealized gains on available for sale securities were $12.2 million and $13.5 million, respectively.

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments

      The Company’s investment portfolio is primarily invested in debt securities classified as available for sale, with a concentration in fixed income securities of a high quality. The Company’s investment philosophy is to maximize after-tax earnings and maintain significant investments in tax-exempt bonds. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of the following factors: market value less than amortized cost for a six month period; rating downgrade or other credit event, e.g., failure to pay interest when due; financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; prospects for the issuer’s industry segment; and intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. The Company evaluates its investments in securities to determine other than temporary impairment, no less than quarterly. Investments which are deemed impaired are written down to their estimated net realizable value and the related losses recognized in income.

      At December 31, 2003, the Company had fifty-six securities that were in an unrealized loss position deemed to be temporary. These investments all had unrealized losses of less than 10%. Two investments have been in an unrealized loss position for more than one year, one of which, with a $71,000 unrealized loss, has been in an unrealized loss position for greater than 18 months. Positive evidence considered in reaching the Company’s conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) the Company also determined that the changes in market value were considered normal in relation to overall fluctuations in interest rates.

      As of December 31, 2003 and 2002, gross unrealized losses on available for sale securities were $893,000 and $648,000, respectively.

Results of Operations

Overview

      In 2003, the Company reported consistent, profitable financial results and continued to achieve operational efficiencies and enhancements.

      Since raising capital in June 2002, the Company remained focused on a systematic deployment of the proceeds with controlled growth of historically profitable underwriting programs. The Company successfully integrated new fee-for-service agreements and $70.0 million, or 38%, growth in gross written premiums. This growth in gross written premiums is related to programs which have long-term statistically proven profitable experience and, for which, the Company has the underwriting expertise. With this growth, the Company has leveraged fixed costs, and maximized statutory surplus and cash flows.

      In 2003, the Company reported positive cash flow from operations of $47.5 million, increased statutory surplus $6.1 million to $99.9 million, and stabilized reserves. In 2003, net income improved $8.4 million to $10.1 million, compared to a net income of $1.7 million in 2002.

      The Company’s combined ratio improved 4.2 percentage points to 104.4% in 2003 from 108.6% in 2002. This improvement is the result of continued rate increases, the growth of fee-for-service contracts, and on-

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

going expense control initiatives. These efforts have allowed for growth with a limited increase in fixed costs, thus improving profit margins and return on equity.

2003 compared to 2002:

      Results from operations improved $8.4 million from a net income of $1.7 million, or $0.08 per diluted share, in 2002 to net income of $10.1 million, or $0.35 per diluted share, in 2003. This improvement reflects the addition of new fee-for-service agreements, the absence of reserve strengthening on discontinued programs, and continued expense controls. The new fee revenue and expense controls have allowed the Company to leverage its fixed costs. This improvement in net income also reflects the impact of rate increases achieved in 2003 and 2002 of 13.6% and 15.7%, respectively.

2002 compared to 2001:

      Results from operations improved $8.2 million from a net loss of ($6.5) million, or ($0.76) per dilutive share, in 2001 to net income of $1.7 million, or $0.08 per dilutive share, in 2002. This improvement reflects the impact of the run-off of the previously mentioned unprofitable discontinued programs, an overall shift in the mix of business towards the workers’ compensation line of business, and the impact of rate increases achieved in 2002 and 2001 of 15.7% and 18.2%, respectively. The workers’ compensation line of business had an accident year loss ratio of 67.4% in 2002 and represented 55.6% of net earned premium in 2002, compared to 42.4% of net earned premium in 2001. This improvement is the result of the continuing rate increases and expense management initiatives, which included reductions in salary and benefit levels. This improvement is also the result of the elimination of amortization of goodwill, which was $2.3 million in 2001.

Specialty Risk Management Operations

      The following table sets forth the revenues and results from operations for specialty risk management operations (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Revenue:
Net earned premiums	$151,205	$145,383	$163,665
Management fees	18,751	12,761	13,318
Claims fees	14,756	8,076	8,594
Loss control fees	2,303	2,590	2,326
Reinsurance brokerage	308	309	1,233
Investment income	13,471	13,906	14,177
Net realized gain on investments	823	666	735

Total revenue	$201,617	$183,691	$204,048

Pre-tax income (loss)
Specialty risk management operations	$10,755	$(1,081)	$(7,624)

2003 compared to 2002:

      Revenues from specialty risk management operations increased $17.9 million, or 9.8%, to $201.6 million for the year ended December 31, 2003, from $183.7 million for the comparable period in 2002.

      Net earned premiums increased $5.8 million, or 4.0%, to $151.2 million in the year ended December 31, 2003, from $145.4 million in the comparable period in 2002. This increase reflects net earned premiums on

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

new business written in 2003 of $22.7 million. This includes $1.5 million of net earned premium from the conversion of existing business into an insured program within the Company’s underwriting subsidiary. The increase in net earned premiums is also the result of growth in existing business of $19.7 million primarily related to rate increases. Offsetting the increase in net earned premiums is a $36.6 million reduction in net earned premium related to programs discontinued in 1999 and programs terminated for leverage ratio purposes.

      Management fees increased $6.0 million, or 46.9%, to $18.8 million from $12.8 million for the comparable period in 2002. This increase in management fees reflects revenue from new fee-for-service agreements of $5.6 million. The remaining increase is the result of an overall net increase in management fees within the Company’s existing managed programs.

      Claim fees increased $6.7 million, or 82.7%, to $14.8 million from $8.1 million for the comparable period in 2002. This increase in claim fees reflects revenue from new fee-for-service agreements of $9.0 million. As anticipated, as this claims fee-for-service agreement expires, the related revenue will decrease. This increase is partially offset by a decrease in discontinued programs and the impact of the conversion of an existing fee-based program into an insured program within the Company’s underwriting subsidiary. Those fees are now intercompany fees and are eliminated in consolidation.

      Loss control fees decreased $287,000, or 11.1%, to $2.3 million from $2.6 million for the comparable period in 2002. This decrease is mainly the result of the previously mentioned conversion of an existing fee-based program into an insured program within the Company’s underwriting subsidiary.

      Net investment income decreased $474,000, or 3.4%, to $13.5 million in 2003, from $14.0 million in 2002. Average invested assets increased $41.7 million, or 16.0%, to $301.6 million in 2003, from $259.9 million in 2002. The average investment yield for 2003 was 4.5% compared to 5.4% in 2002. The current pre-tax book yield is 4.2% and current after tax book yield is 2.9%. The current pre-tax reinvested yield is 3.2%. The decrease in investment yields reflects the accelerated prepayments in the mortgage-backed securities, and reinvestment of cashflows in municipal bonds and other securities in an interest rate environment where interest rates are still relatively low compared with recent history. The average increase in invested assets reflects $37.5 million in proceeds from the public offering in June 2002 and cash flows from underwriting.

      Specialty risk management operations generated a pre-tax income of $10.8 million for the year ended December 31, 2003 compared to a pre-tax loss of ($1.1) million for the comparable period in 2002. This improvement reflects the favorable impact of the previously indicated fee-for-service agreements and improved underwriting results. The generally accepted accounting principles (“GAAP”) combined ratio was 104.4% for the year ended December 31, 2003, compared to 108.6% for the comparable period in 2002.

      Net loss and LAE decreased $262,000, or 0.3%, to $98.5 million for the year ended December 31, 2003, from $98.7 million for the same period in 2002. The Company’s loss and LAE ratio decreased by 2.0 percentage points to 70.1% for the year ended December 31, 2003, from 72.1% for the same period in 2002. This ratio is the unconsolidated net loss and LAE in relation to net earned premium. This improvement in the loss and LAE ratio reflects continued disciplined underwriting and rate increases. In addition, while the Company had adverse development of $2.9 million, or 1.5% of $193.1 million of net loss and LAE reserves at December 31, 2002, reserves continue to stabilize.

      The Company’s expense ratio improved 2.2 percentage points to 34.3% for the year ended December 31, 2003, from 36.5% for the same period in 2002. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium. The improvement reflects a reduction in gross commissions and the effect of leveraging fixed costs.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

     2002 compared to 2001:

      Revenues from specialty risk management operations decreased $20.3 million, or 10.0%, to $183.7 million for the year ended December 31, 2002, from $204.0 million for the comparable period in 2001.

      Net earned premiums decreased $18.3 million, or 11.2%, to $145.4 million in the year ended December 31, 2002, from $163.7 million in the comparable period in 2001. This decrease is the result of a reduction in earned premium of $16.8 million related to programs discontinued in 1999 and a decrease of $40.4 million related to programs terminated for leverage ratio purposes. Offsetting this decrease is a $32.8 million reduction in ceded earned premium associated with the cancellation in 2002 of the surplus relief treaty relating to several workers’ compensation programs and growth in existing programs of $6.1 million, primarily due to rate increases achieved in 2002 and 2001 and growth in policy counts.

      Management fees decreased $557,000, or 4.2%, to $12.8 million from $13.3 million. This decrease is the result of a $1.1 million decrease in fees related to a specific account for which the client moved the services in-house. This decrease is partially offset by $248,000 in fees related to the addition of new fee-for-service agreements. The overall decrease is also offset by net growth in the Company’s existing managed programs.

      Claim fees decreased $518,000, or 6.0%, to $8.1 million from $8.6 million. This decrease is the result of a $1.6 million profit sharing fee recognized in 2001. Also contributing to this decrease is a $311,000 decrease in fees related to a specific account for which the client moved the services in-house. Offsetting this decrease is $500,000 in fees related to the addition of new fee-for-service agreements, as well as, net growth in existing programs.

      Loss control fees increased $264,000, or 11.3%, to $2.6 million from $2.3 million. This increase is the result of net growth in existing programs. Offsetting this increase is a $153,000 decrease in fees related to a specific account for which the client moved the services in-house.

      Reinsurance brokerage decreased $924,000, or 74.9%, to $309,000 from $1.2 million. This decrease is the result of a $390,000 decrease in commissions related to the sale of a Bermuda-based subsidiary, effective January 30, 2002. Also contributing to this decrease is an overall decrease in commissions related to existing business.

      Net investment income decreased $271,000, or 1.9%, to $14.0 million for the year ended December 31, 2002 from $14.2 million for the comparable period in 2001. This decrease reflects a decrease in the average yield to 5.4% in 2002 from 6.0% in 2001. This decrease is offset by a $23.0 million, or 9.7% increase in average invested assets, from $236.9 million in 2001 to $259.9 million in 2002. The increase in average invested assets reflects net assets invested of $37.5 million from the proceeds received from the public offering in June 2002.

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

      For the year ended December 31, 2002, the Company reported net adverse development on loss and LAE of $6.1 million, or 3.1% of net loss and LAE reserves, compared to net adverse development of $14.4 million reported in 2001. The adverse development reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2002 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2002. The net adverse development reflects $3.3 million related to unprofitable discontinued programs and

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

$3.3 million related to programs terminated in late 2000 and 2001 to reduce leverage ratios. The net adverse development was offset by net favorable development of $515,000 related to continuing programs. The net adverse development in 2001 reflected adverse development related to unprofitable discontinued programs, a provision for uncollectible reinsurance, and claims activity.

      The Company’s expense ratio was 36.5% for the year ended December 31, 2002 compared to 36.0% for the comparable period in 2001. Due to the run-off of discontinued and terminated programs, gross premium is declining and, as a result, fixed costs as a percentage of revenue have temporarily increased the expense ratio.

Agency Operations

      The following table sets forth the revenues and results from agency operations (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Net commission	$14,954	$14,330	$15,706
Pre-tax income*	$6,440	$6,131	$5,348

*	Excluding the allocation of corporate overhead.

     2003 compared to 2002:

      Revenue from agency operations, which consists primarily of agency commission revenue, increased $624,000, or 4.4%, to $15.0 million for the year ended December 31, 2003, from $14.3 million for the comparable period in 2002. This increase is primarily the result of rate increases, increases in contingent commissions, and an increase in revenue from new producers. This increase is partially offset by $220,000 of commission revenue earned in 2002 related to the sale of a book of business, which was sold in 2002.

      Agency operations generated pre-tax income of $6.4 million for the year ended December 31, 2003, compared to $6.1 million for the comparable period in 2002. The slight improvement in the pre-tax margin is primarily attributable to the overall increase in revenue.

     2002 compared to 2001:

      Revenue from agency operations, which consists primarily of agency commission revenue, decreased $1.4 million, or 8.8%, to $14.3 million for the year ended December 31, 2002, from $15.7 million for the comparable period in 2001. This decrease reflects the sale of a Florida-based agency, effective July 1, 2001. Excluding revenue related to this agency for the twelve months ended December 31, 2001, revenues for the agency operations would have increased 4.6%.

      Agency operations generated pre-tax income of $6.1 million for the year ended December 31, 2002, compared to $5.3 million for the comparable period in 2001. The improvement in the pre-tax margin is the result of rate increases and overall expense reductions.

Other Items

     Reserves

      At December 31, 2003, management’s best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $192.0 million. Management established a reasonable range of reserves of approximately $178.7 million to $205.9 million. This range was established primarily by considering the

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business.

	Minimum	Maximum	Selected
Line of Business	Reserve Range	Reserve Range	Reserves

Workers’ Compensation(1)	$99,784	$111,875	$106,093
Commercial Multiple Peril/General Liability	38,559	47,351	42,389
Commercial Automobile	25,890	29,215	27,515
Other	14,440	17,499	16,022

Net Reserves	$178,673	$205,940	$192,019

(1)	Includes Residual Markets

      Reserves are reviewed by internal and independent actuaries for adequacy on a quarterly basis. When reviewing reserves, the Company analyzes historical data and estimates the impact of numerous factors such as (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

      The key assumptions used in management’s selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2003, 2002, and 2001.

      For the year ended December 31, 2003, the Company reported an increase in net ultimate loss estimates for accident years 2002 and prior to be $2.9 million, or 1.5% of $193.1 million of net loss and LAE reserves at December 31, 2002. The increase in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2003 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2003. The major components of this change in ultimates are as follows:

		Incurred Losses			Paid Losses
	Reserves at							Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	December 31,
Line of Business	2002	Year	Year	Incurred	Year	Year	Paid	2003

Workers’ Compensation	$88,888	$48,225	$(2,722)	$45,503	$9,500	$33,304	$42,804	$91,587
Residual Markets	9,496	9,949	(208)	9,741	2,819	1,912	4,731	14,506
Commercial Multiple Peril/General Liability	45,338	12,183	5,275	17,458	662	19,745	20,407	42,389
Commercial Automobile	35,547	13,131	(35)	13,096	3,762	17,366	21,128	27,515
Other	13,847	12,077	597	12,674	4,703	5,796	10,499	16,022

Net Reserves	193,116	$95,565	$2,907	$98,472	$21,446	$78,123	$99,569	192,019

Reinsurance Recoverable	181,817							147,446

Consolidated	$374,933							$339,465

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

		Re-estimated
		reserves at	Development
	Reserves at	December 31,	as a percentage
	December 31,	2003 on	of prior
Line of Business	2002	prior years	year reserves

Workers’ Compensation	$88,888	$86,166	(3.2)%
Commercial Multiple Peril/General Liability	45,338	50,613	10.4%
Commercial Automobile	35,547	35,512	(0.1)%
Other	13,847	14,444	4.1%

Sub-total	183,620	186,735	1.7%
Residual Markets	9,496	9,288	(2.2)%

Total Net Reserves	$193,116	$196,023	1.5%

Workers’ Compensation Excluding Residual Markets

      The projected net ultimate loss estimate for the workers’ compensation line of business, excluding residual markets, decreased $2.7 million, or 3.2% of net reserves. This net overall decrease reflects an increase of $350,000 in accident year 2002 and a reduction of $3.1 million in the ultimate estimate for loss and loss adjustment for accident year 2001 and prior. The reduction in loss and allocated expense reserves primarily reflects a decrease in net ultimate loss estimates of $1.6 million in accident year 2001, $2.0 million in accident year 2000, and an increase of $500,000 in accident year 1996. The increase in ultimate loss estimates for accident years 2002 and 1996, during the twelve months ended December 31, 2003, reflect higher than expected emergence of claim activity, primarily in the Florida operations. The decreases in ultimate loss estimates for accident years 2001 and 2000, during the twelve months ended December 31, 2003, reflect lower than expected emergence of claim activity primarily with discontinued programs which had aggregate stop loss provisions and the impact of a commutation of a terminated program with a risk-sharing partner.

Commercial Multiple Peril/ General Liability

      The commercial multiple peril/ general liability line of business had an increase in net ultimate loss estimates of $5.3 million, or 10.4% of commercial multiple peril/ general liability line of business net reserves. The net increase was $2.1 million, $900,000, $1.5 million, and $950,000 in accident years 2001, 2000, 1999, and 1994, respectively. These increases in ultimate loss estimates reflect higher than expected emergence in claim activity, primarily related to general liability occurrence policies within the Kansas City branch, during the twelve months ended December 31, 2003. The 2002 accident year resulted in a $250,000 decrease in ultimate loss estimates. The change in ultimate net loss estimates for all other accident years was insignificant.

Commercial Automobile

      The projected net ultimate loss estimate for the commercial automobile line of business decreased $35,000, or 0.1% of net commercial automobile reserves. This net overall decrease reflects reductions of $1.4 million, $900,000, and $200,000 in accident years 2002, 2000, and 1999, respectively. The reduction in accident year 2002 primarily reflects lower than expected claims activity in automobile physical damage. These reductions were offset by an increase of $3.1 million in the ultimate estimate for loss and loss adjustment for accident year 2001. The increase in accident year 2001 includes a $2.2 million increase from one commercial trucking program which was terminated during 2001. The change in ultimate net loss estimates for all other accident years was insignificant.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Other

      The other lines of business had an increase in net ultimate loss estimates of $600,000, or 4.1% of net reserves on the other lines of business. The change reflects reductions of $400,000 and $600,000 in accident years 2002 and 2001, respectively, primarily from the property and inland marine lines of business. This decrease in ultimate loss estimates reflects lower than expected emergence in claim activity during the twelve months ended December 31, 2003. This was offset by an increase in net ultimate loss estimates of $700,000 in accident year 2000 primarily in the medical line of business and $600,000 in accident year 1995 primarily from legal expenses related to the recovery of losses on the surety line of business. The change in ultimate net loss estimates for all other accident years was insignificant.

Residual Markets

      The workers’ compensation residual markets line of business had a decrease in net ultimate loss estimates of $200,000, or 2.2% of net reserves. The change reflects a reduction of $400,000 in accident year 2001. This decrease in ultimate loss estimates reflects lower than expected emergence in claim activity during the twelve months ended December 31, 2003. This was partially offset by an increase in net ultimate loss estimates of $100,000 in accident year 2002. The change in ultimate net loss estimates for all other accident years was insignificant.

Salary and Employee Benefits and Other Administrative Expenses

      Salary and employee benefits increased $10.5 million, or 28.1%, to $48.2 million in 2003, from $37.7 million for the comparable period in 2002. The increase in 2003 in comparison to 2002 is primarily the result of the hiring of employees to handle new fee-for-service agreements. In addition, this increase reflects both merit pay increases and the accrual of variable performance-based compensation tied to profitability, and a slight increase in staffing levels to support new managed programs.

      Salary and employee benefits decreased $6.5 million, or 14.8%, to $37.7 million in 2002, from $44.2 million for the comparable period in 2001. The decrease in salary and employee benefits in 2002 in comparison to 2001 is primarily the result of staff reductions and severance payments made in 2001. The staff reductions were a result of the Company’s expense control initiatives.

      Other administrative expenses increased $1.5 million, or 6.3%, to $24.5 million in 2003, from $23.0 million for the comparable period in 2002. The increase in administrative expenses is primarily attributable to the new fee-for-service agreements.

      Other administrative expenses increased $238,000, or 1%, to $23.0 million in 2002, from $22.8 million for the comparable period in 2001.

      Salary and employee benefits and administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of the Company’s segment information.

Interest Expense

      Interest expense for 2003, 2002, and 2001 was $977,000, $3.0 million, and $4.5 million, respectively. This interest expense relates primarily to the Company’s line of credit. The average debt outstanding was approximately $26.0 million, $44.0 million, and $54.0 million in 2003, 2002, and 2001, respectively. The average interest rate was approximately 4.0%, 7.0%, and 8.0%, in 2003, 2002, and 2001, respectively.

      On September 30, 2003, an unconsolidated subsidiary trust of the Company issued $10.0 million of mandatory redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. The Company’s trust received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. The gross proceeds from the issuance of the

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

TPS were used to purchase floating rate junior subordinated deferrable interest debentures (the “Debentures”) issued by the Company. The Debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time or from time to time for a period not exceeding five years, provided there is no event of default. The Debentures mature in 30 years and provide for interest at the three-month LIBOR, plus 4.05%, which started in December 2003. Refer to Note 1 for additional information.

Taxes

      Federal income tax expense for 2003 and 2002 was $4.9 million and $431,000, or 32.9%, and 20.7% of income before taxes, respectively. For 2001, the Company reflected a federal income tax benefit of $3.6 million, or 35.6% of loss before taxes. The Company’s effective tax rate differs from the 34% statutory rate primarily due to tax-exempt investment income. Changes in the effective rate over prior periods are related to changes in the proportion of tax-exempt investment income to total underwriting results and elimination of goodwill amortization.

Liquidity and Capital Resources

      The principal sources of funds, which include both regulated and non-regulated cash flows, for the Company and its subsidiaries are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. The regulated sources of funds are insurance premiums, investment income, and proceeds from the maturity and sale of invested assets. These regulated funds are used for the payment of claims, policy acquisition costs and other underwriting expenses, and taxes relating to the regulated portion of net income. The non-regulated sources of funds are in the form of commission revenue, outside management fees, and intercompany management fees. These non-regulated sources of funds are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. The following table illustrates net income (loss), excluding interest, depreciation, and amortization between the Company’s regulated and non-regulated subsidiaries, which reconciles to the Company’s consolidated statement of income and statement of cash flows (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Net income (loss)	$10,099	$1,650	$(6,510)

Regulated Subsidiaries:
Net income (loss)	$3,928	$(591)	$(9,033)
Depreciation and amortization	6	12	376
Interest	8	23	(42)

Net income (loss), excluding interest, depreciation, and amortization	3,942	(556)	(8,699)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	5,517	394	(4,298)
Changes in operating assets and liabilities	20,166	6,170	13,212

Total adjustments	25,683	6,564	8,914
Depreciation and amortization	(6)	(12)	(376)
Interest	(8)	(23)	42

Net cash provided by (used in) operating activities	$29,611	$5,973	$(119)

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

	For the Years Ended December 31,

	2003	2002	2001

Non-regulated Subsidiaries:
Net income	$6,171	$2,241	$2,523
Depreciation and amortization	1,765	2,411	4,745
Interest	1,229	3,337	4,585

Net income, excluding interest, depreciation, and amortization	9,165	7,989	11,853

Adjustments to reconcile net income to net cash provided by (used in) operating activities	2,365	4,270	3,796
Changes in operating assets and liabilities	9,383	(10,701)	(8,977)

Total adjustments	11,748	(6,431)	(5,181)
Depreciation and amortization	(1,765)	(2,411)	(4,745)
Interest	(1,229)	(3,337)	(4,585)

Net cash provided by (used in) operating activities	$17,919	$(4,190)	$(2,658)

Consolidated total adjustments	37,431	133	3,733

Consolidated net cash provided by (used in) operating activities	$47,530	$1,783	$(2,777)

      Cash flow provided by operations was $47.5 million in 2003, compared to $1.8 million in 2002. Cash flow used in operations in 2001 was $2.8 million. The increase in cash flow from operations primarily reflects an increase in earnings, growth in written premiums, growth in fee-for-service revenue, and collections of reinsurance recoverables. The increase in cash flow in 2002 primarily reflected an increase in earnings, acceleration of collections on reinsurance recoverables, the cash receipt of $8.2 million associated with the cancellation of the surplus relief treaty in 2002, and increased collections on premium and agent receivable balances.

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

      On September 30, 2003, an unconsolidated subsidiary trust of the Company issued $10.0 million of mandatory redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. The Company’s trust received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. The gross proceeds from the issuance of the TPS were used to purchase floating rate junior subordinated deferrable interest debentures (the “Debentures”) issued by the Company. The Company contributed $6.3 million of the proceeds to its insurance company subsidiaries and the remaining balance will be used for general corporate purposes. The Debentures mature in 30 years and provide for interest at the three-month LIBOR, plus 4.05%, which started in December 2003.

      The Company has a credit agreement that includes a term loan and a revolving line of credit. This credit agreement consists of a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Company uses the revolving line of credit to meet short-term working capital needs. At December 31, 2003, the Company’s term loan had an outstanding balance of $14.0 million. The Company had no outstanding balance on the revolving line of credit at December 31, 2003. At December 31, 2002, the outstanding balance on the term loan and revolving line of credit was $18.8 million and $5.3 million, respectively. The term loan calls for quarterly amortization through July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.25 million in 2004, 2005 and 2006, with a final payment of $1.5 million on July 1, 2006. The revolving line of credit will expire on July 1, 2004, and is thereafter renewable on an annual basis. As part of the loan agreement, certain of the Company’s non-regulated subsidiaries guaranteed repayment of the credit facility and the Company pledged the stock of its non-regulated subsidiaries as collateral.

      In June 2002, prior to the revised credit agreement, the Company reached a settlement with its lead bank and paid $20.0 million from the proceeds of the public offering on its then existing line of credit. This settlement resulted in a gain on debt reduction of $359,000, which was to the benefit of the Company.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency based rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency based rates, is determined by the level of the fixed charge coverage ratio. Of all the covenants, the most restrictive covenant is the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. At December 31, 2003, this ratio was 5.7 to 1.0, compared to the covenant minimum of 1.2 to 1.0. As of December 31, 2003, the Company was in compliance with all debt covenants. The eurocurrency based rate as of December 31, 2003, for the term loan was 3.3%.

      A non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line of credit. At December 31, 2003 and 2002, $3.5 million and $4.9 million, respectively, were outstanding under this line of credit. The line will expire on May 14, 2004. Management expects to renegotiate the line of credit prior to its expiration. The line bears interest at the Prime Rate, which was 4.00% and 4.25% at December 31, 2003 and 2002, respectively.

      In addition, the Company had an outstanding subordinated promissory note payable in the amount of $3.5 million, due June 30, 2003, which bore interest at a rate of 6.673% plus a eurocurrency based margin. On January 14, 2003, the Company paid in full the $3.5 million subordinated promissory note.

      At December 31, 2003 and 2002, one letter of credit was outstanding in the amount of $100,000, which was provided as collateral for an insurance subsidiary’s obligations under a reinsurance agreement. The letter of credit is collateralized by a certificate of deposit for the same amount.

      As of December 31, 2003 and 2002, the recorded values of the Company’s investment portfolio, including cash and cash equivalents, were $324.2 million and $286.1 million, respectively. The debt securities in the investment portfolio, at December 31, 2003, were 93.7% investment grade A or above bonds as defined by Standard and Poor’s.

      Shareholders’ equity increased to $155.1 million, or a book value of $5.34 per common share, at December 31, 2003, compared to $147.4 million, or a book value of $4.98 per common share, at December 31, 2002.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, the Company’s Board of Directors authorized management to repurchase up

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. For the year ended December 31, 2003, the Company repurchased and retired 569,100 shares of common stock for a total cost of $1.6 million. For the year ended December 31, 2002, the Company repurchased and retired 195,700 shares of common stock for a total cost of $455,000. As of December 31, 2003, the cumulative amount the Company repurchased and retired was 764,800 shares of common stock for a total cost of approximately $2.0 million.

      The Board of Directors of the Company did not declare a dividend in 2003 or 2002. The Board of Directors considers whether a dividend will be declared based on a variety of factors, including but not limited to, the Company’s cash flow, liquidity needs, results of operations and financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its subsidiaries. The Company did not receive any dividends from its regulated insurance subsidiaries in 2003 or 2002.

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is dictated by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2003 statutory financial statements, Star may only pay dividends to the Company during 2004 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2003 was negative $24.6 million. No dividends were paid in 2003 or 2002.

      The Insurance Company Subsidiaries are required to maintain certain deposits with regulatory authorities, which totaled $102.4 million and $89.8 million at December 31, 2003 and 2002, respectively.

Tabular Disclosure of Contractual Arrangements

      The following table is a summary of the Company’s contractual obligations as of December 31, 2003 (in thousands):

	Payments due by period

		Less than	One to	Three to	More than
Contractual Obligations	Total	one year	three years	five years	five years

Long-term debt	$14,000	$5,000	$9,000	$—	$—
Operating lease obligations	11,019	2,716	3,088	1,730	3,485
Junior subordinated debentures	10,310	—	—	—	10,310

Total	$35,329	$7,716	$12,088	$1,730	$13,795

Regulatory and Rating Issues

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. The premium leverage ratios as of December 31, 2003, on a statutory consolidated basis, were 2.54 to 1 and 1.89 to 1 on a gross and net written premium basis, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

      The National Association of Insurance Commissioners (“NAIC”) has adopted a risk-based capital (“RBC”) formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital of regulated companies. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general, an insurance company must submit a report of its RBC formula to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidating proceeding.

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

      At December 31, 2003, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $99.9 million and $93.8 million at December 31, 2003 and 2002, respectively. The calculated RBC was $22.8 million in 2003 and $24.8 million in 2002. The threshold requiring the minimum regulatory involvement was $45.7 million in 2003 and $49.7 million in 2002.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

      In 2003, the Insurance Company Subsidiaries generated certain ratios that varied from the “usual value” range. The variations and reasons for these variations are set forth below:

Ratio	Usual Range	Value

Company: Star
Change in Net Writings	<33% or >-33%	44%	(1)
Liabilities to Liquid Assets	Under 105%	110%	(2)
Investment Yield	<10% or >4.5%	3.1%	(3)
Two-Year Reserve Development to Surplus	Under 20%	23%	(4)
Company: Savers
Two-year Overall Operating Ratio	Under 100%	103%	(5)
Company: Williamsburg
Change in Net Writings	<33% or >-33%	106%	(6)
Investment Yield	<10% or >4.5%	3.7%	(3)
Company: Ameritrust
Investment Yield	<10% or >4.5%	4.4%	(3)
Estimated Current Reserve Deficiency to Surplus	Under 25%	42%	(7)

(1)	The increase in Star’s net written premium in 2003 reflected anticipated growth from premium rate increases, the conversion of existing controlled programs to the Company’s subsidiary’s paper, controlled growth related to select new business, and the renewal rights contract announced in November 2002. In addition, 2002 net written premium reflected the termination of unprofitable business, specifically in the commercial automobile line of business.

(2)	While this ratio continues to show improvement from 116% in 2002 to 110% in 2003, it continues to be negatively impacted by the exclusion of the value of affiliated common stocks, as the value of affiliated common stocks is not considered in the ratio.

(3)	The average investment yield for 2003 was 4.5% compared to 5.4% in 2002. The current pre-tax book yield is 4.2% and the current pre-tax reinvestment yield is 3.2%. The decrease in investment yields reflects the accelerated prepayments in the mortgage-backed securities, and reinvestment of cashflows in municipal bonds and other securities in an interest rate environment where interest rates are still relatively low compared with recent history.

(4)	The Two-Year Reserve Development to Surplus Ratios primarily relates to development from accident years 1999 and 2001. This development primarily relates to previously discontinued programs.

(5)	The overall operating ratio on Savers in 2003 was 101%, an improvement from the overall operating ratio for 2002 of 105%. The Two-Year Overall Operating Ratio was 103%, just above the usual range. Incurred large loss activity on the workers’ compensation, commercial multiple peril and commercial auto liability lines of business contributed to the high two-year operating ratio.

(6)	The growth in Williamsburg’s net written premium related to a managed program that has been converted to an insured program. This program primarily writes commercial auto liability coverage, which the Company has managed since 1997.

(7)	The Estimated Current Reserve Deficiency to Policyholders’ Surplus on Ameritrust was impacted by the elimination of the surplus relief reinsurance treaty in 2002.

      On June 26, 2002, A.M. Best upgraded the Insurance Company Subsidiaries financial strength rating to a “B+” (Very Good) with a positive outlook. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level. The upgrade reflects A.M. Best’s positive assessment of the Company’s improved financial condition as a result of the issuance of new common shares

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

and its debt reduction and indicates the potential for a near term upgrade. The Company believes that as a result of its improved balance sheet and operating performance its rating will remain at least at its current level, if not at an upgraded level. However, there can be no assurance that A.M. Best will not change its rating of the Insurance Company Subsidiaries in the future.

Reinsurance Considerations

      The Company seeks to manage the risk exposure of its Insurance Company Subsidiaries and its clients through the purchase of excess-of-loss and quota share reinsurance. The Company’s reinsurance requirements are analyzed on a specific program basis to determine the appropriate retention levels and reinsurance coverage limits. The Company secures this reinsurance based on the availability, cost, and benefits of various reinsurance alternatives.

      Reinsurance does not legally discharge an insurer from its primary liability for the full amount of risks assumed under insurance policies it issues, but it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In its selection of reinsurers, the Company evaluates the financial stability of its prospective reinsurers. To date, the Company has not, in the aggregate, experienced material difficulties in collecting reinsurance recoverables other than those balances related to Connecticut Insurance Company (“CSC”) and HIH America Compensation & Liability Company (“HIH”) in 2001, and for which allowances have been established. No assurance can be given regarding the future ability of any of the Company’s reinsurers to meet their obligations. The following table sets forth information relating to the Company’s five largest reinsurers (other than client captive quota-share reinsurers) as of December 31, 2003:

	Reinsurance Premium Ceded	Reinsurance Recoverable	A.M. Best
Reinsurer	December 31, 2003	December 31, 2003	Rating

	(In thousands)	(In thousands)
Employers Reinsurance Corporation	$18,824	$57,153	A
Motors Insurance Company	7,688	318	A
Accident Fund Insurance Company	5,914	5,633	A
General Reinsurance Company	3,268	0	A++
American National Insurance Company	1,410	0	A+

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At December 31, 2003, the Company had risk exposure in excess of collateral in the amount of $9.5 million, compared to and $11.6 million at December 31, 2002, on these programs, of which the Company has an allowance of $6.4 million at December 31, 2003, compared to $6.8 million at December 31, 2002, related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which are in litigation with the Company. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. At December 31, 2003, management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations. At December 31, 2003 and 2002, the exposure amount in litigation with former risk-sharing partners which is not reserved or collateralized is $1.3 million and $1.9 million, respectively. During the third quarter of 2003, a settlement agreement was reached with a former risk-sharing partner that was previously in litigation. The agreement included receipt of cash and a collateralized note receivable

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

approximating net book value. As a result of this agreement, exposures in excess of collateral amounts and related allowances have been reduced by $1.3 million and $600,000, respectively.

Off-Balance Sheet Arrangements

      On June 6, 2003, the Company entered into a Guaranty Agreement with a bank. The Company is guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, the Company is obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for the Company’s guaranty, the president and member of the insurance agency pledged 100% of the common shares of two other insurance agencies that he wholly owns. In the event of default on the term loan by the insurance agency, the Company has the right to sell any or all of the pledged insurance agencies’ common shares and use the proceeds from the sale to recover any amounts paid under the guaranty agreement. Any excess proceeds would be paid to the shareholder. As of December 31, 2003, no liability has been recorded with respect to the Company’s obligations under the guaranty agreement, since no premium exists in excess of the guaranteed amount.

New Accounting Pronouncements

      Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 eliminates the amortization of goodwill. In addition, the Company is required to test, at least annually, all existing goodwill for impairment using a fair value approach, on a reporting unit basis. Also pursuant to SFAS No. 142, the Company is required to test for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Upon implementation of SFAS No. 142 in 2002, the Company is no longer amortizing goodwill. Net income would have increased by $1,561,000 in 2001 if the amortization of goodwill had ceased as of January 1, 2001.

      The Financial Account Standards Board (“FASB”) has issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS No. 144, for periods starting January 1, 2002 or thereafter, discontinued operations are measured at the lower of carrying value or fair value less costs to sell, rather than on a net realizable value basis. SFAS No. 144 also broadens the definition of discontinued operations to include a component of an entity (rather than only a segment of a business). The adoption of this statement had no effect on the Company’s financial statements.

      Effective January 1, 2003, the Company adopted the requirements of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” utilizing the prospective method. SFAS No. 148, for periods starting after December 15, 2003 or thereafter, provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No 123, “Accounting for Stock-Based Compensation”, and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date. Upon implementation of SFAS No. 148 in 2003, the Company is recognizing stock-based compensation expense for awards granted after January 1, 2003. Compensation expense of $189,000 has been recorded for stock option grants issued during 2003. See Note 11 for additional information regarding the effect of the adoption of SFAS No. 148.

      On May 15, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify as liabilities (or

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard had no effect on the Company’s financial statements.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN No. 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003 are not subject to liability recognition, but are subject to expanded disclosure requirements. See Note 7 and Note 14 for additional information regarding the effect of the adoption of FIN No. 45.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. In accordance with FIN 46, the Company performed an evaluation of its business relationships and determined that Meadowbrook Capital Trust I (“Trust”) is a variable interest entity; however, the Trust did not meet the qualifications for consolidation as the Trust equity was deemed to not be at risk. The adoption of FIN No. 46 did not have a material impact on the Company’s consolidated balance sheet and had no impact on its consolidated statement of income. See Note 7 for additional information regarding the Company’s unconsolidated subsidiary trust.

      In December 2003, the FASB issued FIN No. 46(R), “Consolidation of Variable Interest Entities.” FIN No. 46(R) addresses certain implementation issues that arose after the issuance of FIN No. 46, which it supercedes. The Company is required to adopt FIN No. 46(R) for the first quarter ending March 31, 2004. The Company is currently evaluating the impact FIN No. 46(R) will have on its financial statements.

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

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of the Company’s primary risk exposures and how those exposures are currently managed as of December 31, 2003. The Company’s market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

      Interest rate risk is managed within the context of asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration the Company’s surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and five years. At December 31, 2003, the Company’s fixed income portfolio had a modified duration of 3.27.

      At December 31, 2003 the fair value of the Company’s investment portfolio was $273.6 million, 99.1% of which is invested in debt securities. The remaining 0.9% is invested in preferred stocks. The Company’s market risk to the investment portfolio is interest rate risk associated with debt securities. The Company’s exposure to equity price risk is not significant. The Company’s investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. In 2002 the Company emphasized taxable securities over tax-exempt securities in order to maximize after-tax income and the utilization of the net operating loss carryforward. During the year, the Company began to increase its holdings of tax-exempt securities based on the Company’s return to profitability and its desire to maximize after-tax investment income. For the Company’s investment portfolio, there were no significant changes in the Company’s primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2002. The Company does not anticipate significant changes in the Company’s primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

      A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In the Company’s sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. The term “near term” means a period of up to one year from the date of the consolidated financial statements. In its sensitivity model, the Company uses fair values to measure its potential loss of debt securities assuming an upward parallel shift in interest rates to measure the hypothetical change in fair values. Based upon this sensitivity model, a 100 basis point immediate increase in interest rates produces a loss in fair value of market sensitive instruments of approximately $10.2 million, or 3.73%. This loss in fair value only reflects the impact of interest rate increases on the fair value of the Company’s debt securities. This loss after tax constitutes 4.3% of shareholders’ equity. The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Item 8.	Financial Statements and Supplementary Data

      See list of Financial Statement Schedules on page 45 and Note 19 on page 76 of the Notes to the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      The Company carried out an evaluation, as of December 31, 2003, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information relating to the Company (including its consolidated subsidiaries) required to be included in this annual report has been made known in a timely manner. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls during the year ended December 31, 2003.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

      The information required by this item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers”, “Audit Committee Financial Expert”, “Code of Ethics”, “Report of the Audit Committee”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2004, which is hereby incorporated by reference. A copy of the Company’s code of ethics can be found on the Company’s website (www.meadowbrook.com).

Item 11.	Executive Compensation

      The information required by this item is included under the captions “Executive Compensation”, “Compensation of Directors”, and “Employment Contracts” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2004, which are hereby incorporated by reference; information under the captions “Report of Compensation Committee of the Board on Executive Compensation” and “Performance Graph” are furnished pursuant to this Item 11 but shall not be deemed filed.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “The Third Proposal on Which You Are Voting — Amendments to Stock Option Plans to Permit Restricted Stock Awards” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2004, which is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is included under the caption “Certain Transactions with Management” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2004, which is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is included under the caption “The Second Proposal on Which You Are Voting — Ratification of Appointment of Independent Accountants” of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2004, which is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (A) The following documents are filed as part of this Report:

		Page

1.	List of Financial Statements:
	Report of PricewaterhouseCoopers LLP, Independent Auditors	46
	Consolidated Balance Sheet — December 31, 2003 and 2002	47
	Consolidated Statement of Income — For Years Ended December 31, 2003, 2002, and 2001	48
	Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2003, 2002, and 2001	49
	Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2003, 2002, and 2001	50
	Consolidated Statement of Cash Flows — For Years Ended December 31, 2003, 2002, and 2001	51
	Notes to Consolidated Financial Statements	52-76
2.	Financial Statement Schedules
	Schedule I Summary of Investments Other Than Investments in Related Parties	80
	Schedule II Condensed Financial Information of Registrant	81-84
	Schedule III Supplementary Insurance Information	85-87
	Schedule IV Reinsurance	88
	Schedule V Valuation and qualifying accounts	89
	Schedule VI Supplemental Information Concerning Property and Casualty Insurance Operations	90
3.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

      (B) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on October 2, 2003, announcing the appointment of LaSalle National Bank Association as transfer agent. A copy of the press release was included by exhibit.

      The Registrant filed a Current Report on Form 8-K on October 2, 2003, announcing the completion of a trust preferred pooled transaction. A copy of the press release was included by exhibit.

      The Registrant filed a Current Report on Form 8-K dated November 19, 2003 for the purpose of furnishing the Company’s third quarter 2003 earnings release.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Meadowbrook Insurance Group, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Meadowbrook Insurance Group, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for stock options in conformity with SFAS No. 148, “Accounting for Stock-based Compensation Transition and Disclosure — an amendment to FASB Statement No. 123”, which was adopted as of January 1, 2003. Additionally, as discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for goodwill in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which was adopted as of January 1, 2002.

Grand Rapids, Michigan

February 12, 2004

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,

	2003	2002

	(In thousands, except
	share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $260,330 and $231,876 in 2003 and 2002, respectively)	$271,217	$244,861
Equity securities available for sale, at fair value (cost of $1,980 and $1,980 in 2003 and 2002, respectively)	2,371	1,804

Total investments	273,588	246,665
Cash and cash equivalents	50,647	39,385
Accrued investment income	3,441	2,800
Premiums and agent balances receivable (net of allowance of $4,651 and $4,747 in 2003 and 2002, respectively)	77,554	71,420
Reinsurance recoverable on:
Paid losses	17,566	20,396
Unpaid losses	147,446	181,817
Prepaid reinsurance premiums	20,492	18,115
Deferred policy acquisition costs	19,564	12,140
Deferred federal income taxes	15,201	19,099
Goodwill	28,997	28,997
Other assets	37,770	34,005

Total assets	$692,266	$674,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$339,465	$374,933
Unearned premiums	109,677	68,678
Debt	17,506	32,497
Accounts payable and accrued expenses	26,283	18,665
Reinsurance funds held and balances payable	13,961	16,199
Junior subordinated debentures	10,310	—
Payable to insurance companies	7,853	8,358
Other liabilities	12,098	8,114

Total liabilities	537,153	527,444

Commitments and contingencies (note 14)
Shareholders’ Equity
Common stock, $0.01 stated value; authorized 50,000,000 shares; 29,022,435 and 29,591,494 shares issued and outstanding	290	296
Additional paid-in capital	125,181	127,429
Retained earnings	23,069	12,073
Note receivable from officer	(886)	(876)
Accumulated other comprehensive income:
Unrealized appreciation on available for sale securities, net of deferred tax expense of $3,819 and $4,336 in 2003 and 2002, respectively	7,459	8,473

Total shareholders’ equity	155,113	147,395

Total liabilities and shareholders’ equity	$692,266	$674,839

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenues
Premiums earned
Gross	$212,281	$208,961	$293,650
Ceded	(61,076)	(63,578)	(129,985)

Net earned	151,205	145,383	163,665
Net commissions and fees	45,291	37,581	40,675
Net investment income	13,484	13,958	14,228
Net realized gains on disposition of investments	823	666	735
Gain (loss) on sale of subsidiary	—	199	(1,097)

Total revenues	210,803	197,787	218,206

Expenses
Losses and loss adjustment expenses	150,998	171,226	247,122
Reinsurance recoveries	(52,526)	(72,492)	(121,939)

Net losses and loss adjustment expenses	98,472	98,734	125,183
Salaries and employee benefits	48,238	37,659	44,179
Policy acquisition and other underwriting expenses	23,618	33,635	31,662
Other operating expenses	24,457	23,016	22,778
Interest expense	977	3,021	4,516
Gain on debt reduction	—	(359)	—

Total expenses	195,762	195,706	228,318

Income (loss) before taxes and equity earnings	15,041	2,081	(10,112)

Federal income tax expense (benefit)	4,945	431	(3,602)

Equity earnings of affiliates	3	—	—

Net income (loss)	$10,099	$1,650	$(6,510)

Earnings Per Share
Basic
Net income (loss)	$0.35	$0.08	$(0.76)
Diluted
Net income (loss)	$0.35	$0.08	$(0.76)
Weighted average number of common shares
Basic	29,188,967	20,543,878	8,512,186
Diluted	29,268,799	20,543,878	8,512,186

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Net income (loss)	$10,099	$1,650	$(6,510)
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities	(814)	5,889	2,979
Less: reclassification adjustment for gains included in net income	(200)	(489)	(1,331)

Other comprehensive (loss) income	(1,014)	5,400	1,648

Comprehensive income (loss)	$9,085	$7,050	$(4,862)

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	For the Years ended December 31, 2003, 2002, and 2001

					Accumulated
		Additional		Note	Other	Total
	Common	Paid-In	Retained	Receivable	Comprehensive	Shareholders’
	Stock	Capital	Earnings	from Officer	Income	Equity

	(In thousands)
Balances December 31, 2000	$85	$67,928	$17,309	$(772)	$1,425	$85,975
Unrealized appreciation on available for sale securities	—	—	—	—	1,648	1,648
Dividends declared at $0.09 per share	—	—	(766)	—	—	(766)
Issuance of 1,400 shares of common stock	—	27	—	—	—	27
Retirement of 1,214 shares of common stock	—	(8)	1	—	—	(7)
Tax benefit of stock option exercises	—	1	—	—	—	1
Note receivable from an officer	—	—	—	(52)	—	(52)
Net loss	—	—	(6,510)	—	—	(6,510)

Balances December 31, 2001	85	67,948	10,034	(824)	3,073	80,316
Unrealized appreciation on available for sale securities	—	—	—	—	5,400	5,400
Issuance of 21,275,000 shares of common stock (net)	213	60,303	—	—	—	60,516
Retirement of 195,700 shares of common stock	(2)	(822)	389	—	—	(435)
Note receivable from an officer	—	—	—	(52)	—	(52)
Net income	—	—	1,650	—	—	1,650

Balances December 31, 2002	296	127,429	12,073	(876)	8,473	147,395
Unrealized depreciation on available for sale securities	—	—	—	—	(1,014)	(1,014)
Stock-based employee compensation	—	189	—	—	—	189
Retirement of 569,059 shares of common stock	(6)	(2,437)	897	—	—	(1,546)
Note receivable from an officer	—	—	—	(10)	—	(10)
Net income	—	—	10,099	—	—	10,099

Balances December 31, 2003	$290	$125,181	$23,069	$(886)	$7,459	$155,113

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,

	2003	2002	2001

	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$10,099	$1,650	$(6,510)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of goodwill and other intangible assets	353	15	2,336
Amortization of deferred debenture issuance costs	11	—	—
Depreciation of furniture and equipment	1,418	2,408	2,785
Net accretion of discount and premiums on bonds	1,798	700	26
Gain on sale of investments	(303)	(741)	(2,017)
Gain on debt reduction	—	(359)	—
Stock-based employee compensation	189	—	—
Deferred income tax expense (benefit)	4,415	2,642	(3,633)
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(6,134)	6,750	951
Reinsurance recoverable on paid and unpaid losses	37,201	20,245	(37,071)
Prepaid reinsurance premiums	(2,377)	19,736	18,002
Deferred policy acquisition costs	(7,424)	1,813	(7,329)
Other assets	(3,747)	5,640	(546)
Increase (decrease) in:
Losses and loss adjustment expenses	(35,468)	(19,663)	52,772
Unearned premiums	40,999	(25,324)	(140)
Payable to insurance companies	(505)	2,518	(13,286)
Reinsurance funds held and balances payable	(2,238)	(10,688)	(11,284)
Other liabilities	9,243	(5,559)	2,167

Total Adjustments	37,431	133	3,733

Net cash provided by (used in) operating activities	47,530	1,783	(2,777)

Cash Flows From Investing Activities
Purchase of equity securities available for sale	—	—	(450)
Purchase of debt securities available for sale	(89,433)	(162,327)	(110,906)
Proceeds from sale of equity securities available for sale	—	900	15,189
Proceeds from sales and maturities of debt securities available for sale	59,483	123,416	83,510
Capital expenditures	(2,155)	(658)	(1,381)
Purchase of books of business	(738)	(221)	—
Sale of subsidiaries	—	—	3,752
Cash advance to agent	1,002	(1,002)	—
Net cash deposited (withheld) in funds held	1,208	5,215	(12,790)

Net cash used in investing activities	(30,633)	(34,677)	(23,076)

Cash Flows From Financing Activities
Proceeds from lines of credit	18,957	19,710	12,780
Payment of lines of credit	(33,948)	(41,595)	(11,052)
Book overdraft	1,212	832	1,642
Dividend paid on common stock	—	—	(1,021)
Net proceeds from issuance of common stock	—	60,516	—
Net proceeds from junior subordinated debentures			9,700
Retirement of common stock	(1,556)	(486)	(32)

Net cash (used in) provided by financing activities	(5,635)	38,977	2,317

Net increase (decrease) in cash and cash equivalents	11,262	6,083	(23,536)
Cash and cash equivalents, beginning of year	39,385	33,302	56,838

Cash and cash equivalents, end of year	$50,647	$39,385	$33,302

Supplemental Disclosure of Cash Flow Information:
Interest paid	$835	$3,681	$3,671
Income taxes received, net of paid	$(368)	$(1,842)	$(1,176)
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Tax benefit from stock options	$—	$—	$1
Stock-based employee compensation	$189	$—	$—

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

Principles of Consolidation

      The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company (“Savers”), Williamsburg National Insurance Company (“Williamsburg”), and Ameritrust Insurance Corporation (“Ameritrust”), which collectively are referred to as the Insurance Company Subsidiaries, and American Indemnity Insurance Company, Ltd. (“American Indemnity”) and Preferred Insurance Company, Ltd. (“PICL”). The consolidated financial statements also include Meadowbrook, Inc. (“Meadowbrook”) and its subsidiaries, and Crest Financial Corporation (“Crest”) and its subsidiaries. The consolidated financial statements also include equity earnings of Meadowbrook Capital Trust I, a wholly owned unconsolidated subsidiary of the Company.

Business

      The Company, through its subsidiaries, is engaged primarily in developing and managing alternative risk management programs for defined client groups and their members. This includes, but is not limited to, providing services, such as risk management consulting, claims administration and handling, loss control, and reinsurance brokering, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. The Company, through its Insurance Company Subsidiaries, issues insurance policies for risk-sharing and fully insured programs. The Company retains underwriting risk in these insurance programs, which may result in fluctuations in earnings. The Company also operates retail insurance agencies, which primarily places commercial insurance as well as personal property, casualty, life and accident and health insurance, with multiple insurance carriers. The Company does not have significant exposures to environmental/asbestos and catastrophic coverages. Insurance coverage is primarily provided to associations or similar groups of members, commonly referred to as programs.

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

      On September 30, 2003, an unconsolidated subsidiary trust of the Company issued $10.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. After deducting commissions and expenses, the Company’s trust received net proceeds from the transaction of $9.7 million. The Company contributed $6.3 million of the proceeds to the surplus of Star. Refer to Note 7 for additional information.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Investments

      The Company’s investment securities at December 31, 2003 and 2002, are classified as available for sale. Investments classified as available for sale securities are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes.

      Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend and interest income are recognized when earned. Discount or premium on debt securities purchased at other than par value is amortized using the constant yield method.

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments

      The Company’s investment portfolio is primarily invested in debt securities classified as available for sale, with a concentration in fixed income securities of a high quality. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of the following factors: market value less than amortized cost for a six month period; rating downgrade or other credit event, e.g., failure to pay interest when due; financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; prospects for the issuer’s industry segment, and intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. The Company evaluates its investments in securities to determine other than temporary impairment, no less than quarterly. Investments which are deemed impaired are written down to their estimated net realizable value and the related losses are recognized in income. There were no impaired investments written down in 2003. There were $75,000 and $1.3 million in impaired investments written down in 2002 and 2001, respectively.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and highly liquid short-term investments. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Deferred Policy Acquisition Costs

      Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts. The Company reduces these costs for premium deficiencies. There were no premium deficiencies at December 31, 2003 and 2002. At December 31, 2001, deferred policy acquisition costs were reduced for premium deficiencies of $72,000. Certain intercompany costs directly related to policy acquisition and other underwriting expenses are classified as salary and employee benefit expenses in the consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Furniture and Equipment

      Furniture and equipment are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in income. Repairs and maintenance are charged to operations when incurred.

Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 eliminates the amortization of goodwill. Prior to 2002, goodwill was amortized on a straight-line basis over 15 to 20 years. In addition, the Company is required to test, at least annually, all existing goodwill for impairment using a fair value approach, on a reporting unit basis. Also pursuant to SFAS No. 142, the Company is required to test for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Upon implementation of SFAS No. 142 in 2002, the Company is no longer amortizing goodwill. See Note 12 for additional information regarding the effect of the adoption of SFAS No. 142.

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

      The methods for making such estimates and for establishing the loss reserves and reinsurance recoverables are continually reviewed and updated. There were no changes in key assumptions during 2003.

Revenue Recognition

      Premiums written are recognized as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received and actuarial estimates. Certain premiums are subject to retrospective premium adjustments. The estimated ultimate premium is recognized over the term of the insurance contract.

      Fee income, which includes risk management consulting, loss control, and claims services, is recorded in the period the services are provided. The claims processing fees are recognized as revenue over the estimated life of the claims. For those contracts that provide services beyond the contractually defined termination date of the related contracts, fees are deferred in an amount equal to management’s estimate of the Company’s obligation to continue to provide services.

      Commission income, which includes reinsurance brokerage, is recorded on the later of the effective date or the billing date of the policies on which they were earned. Commission income is reported net of sub-broker

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commission expense. Commission and other adjustments are recorded when they occur and the Company maintains an allowance for estimated policy cancellations and commission returns.

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

      At December 31, 2003, the Company had a deferred tax asset of $15.2 million, $3.4 million of which is related to a net operating loss carryforward (“NOL”). Realization of the deferred tax asset is dependent upon generating sufficient taxable income to absorb both the applicable reversing temporary differences and the net operating loss (“NOL”). At December 31, 2003, management concluded that the positive evidence, which includes cumulative pre-tax income of $7.0 million for the three years ended December 31, 2003, supporting the generation of future taxable income sufficient to realize the deferred tax asset outweighed the negative evidence of the previous losses reported which generated the NOL. Furthermore, the current market conditions that supported the cumulative rate increases of 66.4% since the beginning of 2000 is expected to continue. In addition, while the Company had adverse development of $2.9 million, or 1.5% of $193.1 million of net loss and LAE reserves at December 31, 2002, loss reserves continue to stabilize with a calendar year 2003 loss and LAE ratio of 70.1% for the year ended December 31, 2003. Also, the Company continues to have alternative tax strategies, which could generate capital gains of $52.0 million, or utilization of $17.7 million of taxes. This capital gain would fully utilize the net operating loss of $3.4 million at December 31, 2003 from the potential sale of assets and/or subsidiaries.

Comprehensive Income

      Comprehensive income (loss) encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income and net unrealized capital gains or losses on available-for-sale securities.

Stock Options

      Effective January 1, 2003, the Company adopted the requirements of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” utilizing the prospective method. SFAS No. 148, for periods starting after December 15, 2003 or thereafter, provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No 123, “Accounting for Stock-Based Compensation”, and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date. Upon implementation of SFAS No. 148 in 2003, the Company is recognizing stock-based compensation expense for awards granted after January 1, 2003.

      Prior to the adoption of SFAS No. 148, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25. Under the intrinsic value method, compensation expense is determined on the measurement date, that is the first date on which both the number of shares the employee is entitled to

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receive, and the exercise price are known. Compensation expense, if any, resulting from stock options granted by the Company is determined based on the difference between the exercise price and the fair market value of the underlying common stock at the date of grant. The Company’s Stock Option Plan requires the exercise price of the grants to be at the current fair market value of the underlying common stock.

      If compensation cost for stock option grants had been determined based on a fair value method, net income (loss) and earnings per share on a pro forma basis for 2003, 2002, and 2001 would be as follows (in thousands):

	2003	2002	2001

Net income (loss), as reported	$10,099	$1,650	$(6,510)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	125	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(882)	(1,106)	(881)

Pro forma net income (loss)	$9,342	$544	$(7,391)

Earnings per share:
Basic — as reported	$0.35	$0.08	$(0.76)
Basic — pro forma	$0.32	$0.03	$(0.87)
Diluted — as reported	$0.35	$0.08	$(0.76)
Diluted — pro forma	$0.32	$0.03	$(0.87)

      The Black-Scholes valuation model utilized the following annualized assumptions for all applicable years: Risk-free interest rate of 2.90%, 4.46%, and 5.0% for 2003, 2002, and 2001, respectively. No dividends were declared in 2003 or 2002. The dividend declared was $0.09 per share in 2001. The volatility factor for the expected market price of the Company’s common stock is 0.586, 0.562, and 0.516, in 2003, 2002, and 2001, respectively. The weighted-average expected life of options is 5.0 for the 2003, 2002, and 2001 grants.

      Compensation expense of $189,000 has been recorded for stock options granted in 2003 under SFAS No. 148. No compensation cost has been recorded for stock option grants issued during 2002 and 2001 as the market value equaled the exercise price at the date of grant.

Earnings Per Share

      Basic earnings per share are based on the weighted average number of common shares outstanding during the year, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method.

      Outstanding options of 1,693,119, 2,693,223, and 1,582,716 for the periods ended December 31, 2003, 2002, and 2001, respectively, have been excluded from the diluted earnings per share as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 71,154 for the year ended December 31, 2003. There were no shares issuable pursuant to stock options included in diluted earnings for the years ended December 31, 2002 and 2001. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 8,678 for the year ended December 31, 2003. Outstanding warrants of 300,000 for the year ended December 31, 2002 have been excluded from the diluted earnings per share as they were anti-dilutive.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

      Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 eliminates the amortization of goodwill. Upon implementation of SFAS No. 142 in 2002, the Company is no longer amortizing goodwill. Net income would have increased by $1,561,000 in 2001 if the amortization of goodwill had ceased as of January 1, 2001. See Note 12 for additional information regarding the effect of the adoption of SFAS No. 142.

      The Financial Account Standards Board (“FASB”) has issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS No. 144, for periods starting January 1, 2002 or thereafter, discontinued operations are measured at the lower of carrying value or fair value less costs to sell, rather than on a net realizable value basis. SFAS No. 144 also broadens the definition of discontinued operations to include a component of an entity (rather than only a segment of a business). The adoption of this standard had no effect on the Company’s financial statements.

      On May 15, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard had no effect on the Company’s financial statements.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN No. 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003 are not subject to liability recognition, but are subject to expanded disclosure requirements. See Note 7 and Note 14 for additional information regarding the effect of the adoption of FIN No. 45.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. In accordance with FIN 46, the Company performed an evaluation of its business relationships and determined that Meadowbrook Capital Trust I (“Trust”) is a variable interest entity; however, the Trust did not meet the qualifications for consolidation as the Trust equity was deemed to not be at risk. The adoption of FIN No. 46 did not have a material impact on the Company’s consolidated balance sheet and had no impact on its consolidated statement of income. See Note 7 for additional information regarding the Company’s unconsolidated subsidiary trust.

      In December 2003, the FASB issued FIN No. 46(R), “Consolidation of Variable Interest Entities.” FIN No. 46(R) addresses certain implementation issues that arose after the issuance of FIN No. 46, which it supercedes. The Company is required to adopt FIN No. 46(R) for the first quarter ending March 31, 2004. The Company is currently evaluating the impact FIN No. 46(R) will have on its financial statements.

Reclassifications

      Certain amounts in the 2002 and 2001 financial statements and notes to consolidated financial statements have been reclassified to conform to the 2003 presentation.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments

      The estimated fair value of investments in securities is determined based on published market quotations and broker/dealer quotations. The cost or amortized cost and estimated fair value of investments in securities at December 31, 2003 and 2002 are as follows (in thousands):

	December 31, 2003

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt Securities:
Debt securities issued by the U.S. government and agencies	$58,616	$2,300	$(232)	$60,683
Obligations of states and political subdivisions	47,597	2,030	(37)	49,590
Corporate securities	93,701	6,392	(432)	99,661
Mortgage-backed securities	60,416	1,058	(192)	61,283

Total Debt Securities available for sale	260,330	11,780	(893)	271,217
Equity Securities:
Preferred Stocks	1,980	352	0	2,332
Common Stocks	0	39	0	39

Total Equity Securities available for sale	1,980	391	0	2,371

Total Securities available for sale	$262,310	$12,171	$(893)	$273,588

	December 31, 2002

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt Securities:
Debt securities issued by the U.S. government and agencies	$52,434	$3,033	$—	$55,467
Obligations of states and political subdivisions	26,845	2,136	—	28,981
Corporate securities	83,143	6,845	(470)	89,518
Mortgage-backed securities	69,454	1,443	(2)	70,895

Total Debt Securities available for sale	231,876	13,457	(472)	244,861
Equity Securities:
Preferred Stocks	1,980	—	(176)	1,804

Total Equity Securities available for sale	1,980	—	(176)	1,804

Total Securities available for sale	$233,856	$13,457	$(648)	$246,665

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Gross unrealized appreciation and depreciation on available for sale securities were as follows (in thousands):

	December 31,

	2003	2002

Unrealized appreciation	$12,171	$13,457
Unrealized depreciation	(893)	(648)

Net unrealized appreciation	11,278	12,809
Deferred federal income tax benefit	(3,819)	(4,336)

Net unrealized appreciation on investments, net of deferred federal income taxes	$7,459	$8,473

      The gross realized gains and gross realized losses on the sale of available for sale debt securities were $406,200 and $103,700, respectively, for the year ended December 31, 2003. There were no sales of available for sale equity securities for the year ended December 31, 2003. The proceeds from these sales were $13.7 million and $0, respectively.

      The gross realized gains and gross realized losses on the sale of available for sale debt securities were $2,384,000 and $1,765,800, respectively, for the year ended December 31, 2002. The gross realized gains and gross realized losses on the sale of available for sale equity securities were $122,700, and $0, respectively, for the year ended December 31, 2002. The proceeds from these sales were $93.8 million and $0.9 million, respectively.

      The gross realized gains and gross realized losses on the sale of available for sale debt securities were $1,034,700 and $68,900, respectively, for the year ended December 31, 2001. The gross realized gains and gross realized losses on the sale of available for sale equity securities were $2,465,600 and $1,414,600, respectively. The proceeds from these sales were $49.7 million and $15.2 million, respectively.

      The amortized cost and estimated fair value of available for sale debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$12,097	$12,369
Due after one year through five years	92,147	95,864
Due after five years through ten years	77,074	82,267
Due after ten years	18,596	19,434
Mortgage-backed securities	60,416	61,283

	$260,330	$271,217

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net investment income for the three years ended December 31, 2003, 2002, and 2001 was as follows (in thousands):

	2003	2002	2001

Investment Income On:
Debt securities	$12,481	$12,572	$11,856
Equity securities	182	230	523
Cash and cash equivalents	1,425	1,736	2,333

Total gross investment income	14,088	14,538	14,712
Less investment expenses	604	580	484

Net investment income	$13,484	$13,958	$14,228

      United States government obligations, municipal bonds, and bank certificates of deposit aggregating $102,426,960 and $89,767,585 were on deposit at December 31, 2003 and 2002, respectively, with state regulatory authorities or otherwise pledged as required by law or contract.

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments

      At December 31, 2003, the Company had fifty-six securities that were in an unrealized loss position deemed to be temporarily impaired. These investments all had unrealized losses of less than 10%. Two investments have been in an unrealized loss position for more than one year, one of which, with a $71,000 unrealized loss, has been in an unrealized loss position for greater than 18 months. Positive evidence considered in reaching the Company’s conclusion that the investments in an unrealized loss position are not other-than-temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) the Company also determined that the changes in market value were considered normal in relation to overall fluctuations in interest rates.

      The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	December 31, 2003

	Less than 12 months		Greater than 12 months

	Fair Value of		Fair Value of
	Investments		Investments
	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by the U.S. government and agencies	$10,106	$(211)	$995	$(21)
Obligations of states and political subdivisions	2,467	(37)	—	—
Corporate securities	20,550	(361)	1,137	(71)
Mortgage-backed securities	17,158	(192)	—	—

Totals	$50,281	$(801)	$2,132	$(92)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	For the Years Ended December 31,

	2003	2002	2001

Balance, beginning of year	$374,933	$394,596	$341,824
Less reinsurance recoverables	181,817	195,943	168,962

Net balance, beginning of year	193,116	198,653	172,862

Incurred related to:
Current year	95,565	92,644	110,797
Prior years	2,907	6,090	14,386

Total incurred	98,472	98,734	125,183

Paid related to:
Current year	21,446	23,247	26,312
Prior years	78,123	81,024	73,080

Total paid	99,569	104,271	99,392

Net balance, end of year	192,019	193,116	198,653
Plus reinsurance recoverables	147,446	181,817	195,943

Balance, end of year	$339,465	$374,933	$394,596

      As a result of adverse development on prior accident years’ reserves, the provision for loss and loss adjustment expenses increased by $2.9 million, $6.1 million, and $14.4 million in calendar years 2003, 2002, and 2001, respectively.

      For the year ended December 31, 2003, the Company reported net adverse development on loss and LAE of $2.9 million, or 1.5% of net loss and LAE reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2003. The $2.9 million of adverse development reflects $5.3 million related to commercial multiple peril and general liability programs. Partially offsetting this adverse development is favorable development on workers’ compensation programs of $2.7 million.

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

      This increase in incurred losses on both discontinued and terminated programs reflects a higher level of reported and paid claims, as well as an increase in underlying case reserves on discontinued business. Management believes the increase in incurred losses, which includes both case and paid losses, is the result of changes in 2002 in claims management on these programs that includes claim audits, centralization of claims handling, and the aggressive closing of claim files. These actions caused changes in payment and development

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patterns which no longer follow the Company’s historical or industry development patterns. Traditional actuarial methods may be causing these actions to be viewed as an indication of a need for higher expected ultimate loss selections, rather than stronger underlying case reserves or acceleration in the payment and reported incurred patterns.

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

4.     Reinsurance

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

      The Company receives ceding commissions in conjunction with reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $11.7 million, $8.7 million, and $32.3 million in 2003, 2002, and 2001, respectively.

      At December 31, 2003 and 2002, the Company had reinsurance recoverables for paid and unpaid losses of $165.0 million and $202.2 million, respectively. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or letters of credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 34.6% of the total recoverable for paid and unpaid losses.

      At December 31, 2003, the Company has an allowance of $954,000 related to balances due from HIH, a California domiciled insurance company, which was seized by the California Department of Insurance. At December 31, 2002, the allowance relating to HIH was $976,000.

      At December 31, 2003, the Company also has an allowance of $3.9 million recorded related to reinsurance balances due from CSC, a Connecticut domiciled insurance company seized by the Connecticut Insurance Department. At December 31, 2002, the allowance relating to CSC was $3.7 million.

      At December 31, 2003, the Company also has an allowance of $230,000 related to balances due from Reliance National Indemnity Company, following its insolvency and a liquidation order by the Pennsylvania Insurance Department. No allowance had been established at December 31, 2002.

      The Company’s insurance subsidiaries maintain an excess-of-loss reinsurance program designed to protect against large or unusual loss and LAE activity. The Company determines the appropriate amount of reinsurance based on the Company’s evaluation of the risks accepted and analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. To date, there have been no material disputes with the Company’s excess-of-loss reinsurers. No assurance can be given, however, regarding the future ability of any of the Company’s excess-of-loss reinsurers to meet their obligations.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the workers’ compensation reinsurance program, the reinsurers are responsible for 100% of each loss in excess of $300,000 up to $5.0 million for each claimant. In addition there is coverage for loss events involving more than one claimant up to $50.0 million per occurrence. There were no significant changes to the terms of this reinsurance treaty from 2002 to 2003.

      Under the core liability reinsurance treaty, the reinsurers are responsible for 100% of each loss in excess of $350,000 up to $2.0 million per occurrence. The Company also purchases an additional $3.0 million of reinsurance clash coverage in excess of the $2.0 million to cover amounts that may be in excess of the $2.0 million policy limit, such as expenses associated with the settlement of claims or awards in excess of policy limits. The Company has a separate structure to cover liability specifically related to commercial trucking, where reinsurers are responsible for 100% of each loss in excess of $350,000, up to $1.0 million. In addition, the Company purchases an additional $1.0 million of reinsurance clash coverage. There were no significant changes to the terms of this reinsurance treaty from 2002 to 2003.

      Under the property reinsurance program reinsurers are responsible for 100% of the amount of each loss in excess of $500,000 up to $5.0 million per location for an occurrence. In addition there is coverage for loss events involving multiple locations up to $20.0 million after the Company has incurred $750,000 in loss. There were no significant changes to the terms of this reinsurance treaty from 2002 to 2003.

      Effective August 1, 2003, the Company entered into a reinsurance agreement for reinsurance coverage of $4,500,000 excess of $500,000 each occurrence for policies covering losses in excess of the self insured retention level for public entities. The reinsurance charge for this coverage is a minimum of 11% of subject premium plus 110% of losses ceded under this agreement; however, the adjusted premium cannot exceed 54%, the maximum rate under the agreement, or be less than the 11% minimum. Based upon an actuarial study, the probability of a loss to reinsurers under this treaty is less than 15% and does not transfer significant timing or underwriting risk, therefore under the provisions of SFAS No. 113 and Statement of Position 98-7 “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk”, the transactions under this treaty are accounted for using the interest method of deposit accounting. At December 31, 2003, for transactions under this contract, the Company carried a prepaid asset $1.3 million and a deposit liability of $1.0 million. For the year ended December 31, 2003, the Company recorded an operating expense of $490,863 for the subject premium described above.

      In addition, the Company purchases $10.0 million in excess of $5.0 million for each occurrence which is layered on top of the underlying $5.0 million of coverage for a specific program. Under this agreement, reinsurers are responsible for 100% of each loss in excess of $5.0 million for all lines except workers’ compensation, which is covered by the Company’s core catastrophic workers’ compensation structure up to $50.0 million per occurrence.

      Additionally, several small programs have separate reinsurance treaties in place, which limit the Company’s exposure to $250,000 or less.

      Facultative reinsurance treaty is purchased for property values in excess of $5.0 million and casualty limits excess of $2.0 million or for coverage not protected by the treaty. There were no significant changes to the terms of this reinsurance treaty from 2002 to 2003.

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At December 31, 2003, the Company had risk exposure in excess of collateral in the amount of $9.5 million, compared to $11.6 million at December 31, 2002, on these programs, of which the Company has an allowance of $6.4 million at December 31, 2003,

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compared to $6.8 million at December 31, 2002, related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which are in litigation with the Company. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. At December 31, 2003, management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations. At December 31, 2003 and 2002, the exposure amount in litigation with former risk-sharing partners which is not reserved or collateralized is $1.3 million and $1.9 million, respectively.

      Reconciliations of direct to net premiums, on a written and earned basis, for 2003, 2002, and 2001 are as follows (in thousands):

	2003		2002		2001

	Written	Earned	Written	Earned	Written	Earned

Direct	$229,647	$198,991	$167,629	$195,186	$282,588	$277,516
Assumed	23,633	13,290	16,008	13,775	16,516	16,134
Ceded	(63,453)	(61,076)	(43,842)	(63,578)	(113,021)	(129,985)

Net	$189,827	$151,205	$139,795	$145,383	$186,083	$163,665

      One reinsurer, with a financial strength rating of “A” (Excellent) rated by A.M. Best, accounts for 29.7% of ceded premiums in 2003.

5.	Deferred Policy Acquisition Costs

      The following reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Balance, beginning of period	$12,140	$13,953	$6,624
Acquisition costs deferred	35,014	33,565	46,479
Amortized to expense during the period	(27,590)	(35,378)	(39,150)

Balance, end of period	$19,564	$12,140	$13,953

      The Company reduces deferred policy acquisition costs for premium deficiencies. There were no premium deficiencies at December 31, 2003 and 2002. Deferred policy acquisition costs were reduced for premium deficiencies of $72,000 at December 31, 2001. Certain intercompany costs directly related to policy acquisition and other underwriting expenses are classified as salary and employee benefit expenses in the consolidated financial statements.

6.	Income Taxes

      The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Current tax expense (benefit)	$530	$(2,211)	$31
Deferred tax expense (benefit)	4,415	2,642	(3,633)

Total provision for income tax expense (benefit)	$4,945	$431	$(3,602)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the Company’s tax provision on income from operations to the U.S. federal income tax rate of 34% in 2003, 2002, and 2001 is as follows (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Tax provision at statutory rate	$5,114	$708	$(3,438)
Tax effect of:
Tax exempt interest	(371)	(367)	(710)
Other, net	202	90	546

Federal income tax expense (benefit)	$4,945	$431	$(3,602)

Effective tax expense (benefit) rate	32.9%	20.7%	(35.6)%

      Deferred federal income taxes, under SFAS No. 109, “Accounting for Income Taxes”, reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

      The components of deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002

	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Unpaid losses and loss adjustment expenses	$10,885	$—	$11,263	$—
Unearned premium reserves	6,216	—	3,598	—
Unrealized gains on investments	—	3,819	—	4,336
Deferred policy acquisition expense	—	6,594	—	4,055
Allowance for doubtful accounts	1,458	—	1,580	—
Policyholder dividends	17	—	770	—
Alternate minimum tax credit	2,427	—	2,015	—
Net operating loss carryforward	3,376	—	7,751	—
Goodwill	—	777	—	423
Deferred revenue	930	—	34	—
Other	1,082	—	902	—

Total deferred taxes	26,391	11,190	27,913	8,814

Net deferred tax assets	$15,201		$19,099

      Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb both the applicable reversing temporary differences and the NOL (see Note 1 — Summary of Significant Accounting Policies). The NOL of $3.4 million will begin to expire in 2020.

7.	Junior Subordinated Debentures

      On September 30, 2003, an unconsolidated subsidiary trust (the “Trust”) of the Company issued $10.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. The Company’s trust received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The gross proceeds from the issuance of the TPS were used to purchase floating rate junior subordinated deferrable interest debentures (the “Debentures”) issued by the Company. The Debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time or from time to time for a period not exceeding five years, provided there is no event of default. The Debentures mature in 30 years and provide for interest at the three-month LIBOR, plus 4.05%, which started in December 2003. The Debentures are callable by the Company at par beginning in October, 2008. Associated with the Debentures, the Company incurred $300,000 of issuance costs which have been capitalized and are included in other assets on the balance sheet. Issuance costs will be amortized over seven years as a component of interest expense. The Company estimates that the fair value of the Debentures issued approximates the gross proceeds of cash received at the time of issuance.

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

8.	Debt

Term Loan and Revolving Line of Credit

      The Company has a credit agreement that includes a term loan and a revolving line of credit. This credit agreement consists of a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The Company uses the revolving line of credit to meet short-term working capital needs. At December 31, 2003, the Company’s term loan had an outstanding balance of $14.0 million. The Company had no outstanding balance on the revolving line of credit at December 31, 2003. At December 31, 2002, the outstanding balance on the term loan and revolving line of credit was $18.8 million and $5.3 million, respectively. The term loan calls for quarterly amortization through July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.25 million in 2004, 2005 and 2006, with a final payment of $1.5 million on July 1, 2006. The revolving line of credit will expire on July 1, 2004, and is thereafter renewable on an annual basis. As part of the loan agreement, certain of the Company’s non-regulated subsidiaries guaranteed repayment of the credit facility and the Company pledged the stock of its non-regulated subsidiaries as collateral.

      In June 2002, prior to the revised credit agreement, the Company reached a settlement with its lead bank and paid $20.0 million from the proceeds of the public offering on its then existing line of credit. This settlement resulted in a gain on debt reduction of $359,000, which was to the benefit of the Company.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency based rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency based rates, is determined by the level of the fixed charge coverage ratio. Of all the covenants, the most restrictive covenant is the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. At December 31, 2003, this ratio was 5.7 to 1.0, compared to the covenant minimum of 1.2 to 1.0. As of December 31, 2003, the Company was in compliance with all debt covenants. The eurocurrency based rate as of December 31, 2003, for the term loan was 3.3%.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Debt

      A non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line of credit. At December 31, 2003 and 2002, $3.5 million and $4.9 million, respectively, were outstanding under this line of credit. The line will expire on May 14, 2004. Management expects to renegotiate the line of credit prior to its expiration. The line bears interest at the Prime Rate, which was 4.00% and 4.25% at December 31, 2003 and 2002, respectively.

      In addition, the Company had an outstanding subordinated promissory note payable in the amount of $3.5 million, due June 30, 2003, which bore interest at a rate of 6.673% plus a eurocurrency based margin. On January 14, 2003, the Company paid in full the $3.5 million subordinated promissory note.

      The Company, through American Indemnity, issues redeemable nonvoting preferred shares to risk-sharing clients. The preferred shares entitle the shareholders to participate in the profits and losses of the subsidiary. Redemption of the preferred shares may occur on January 1 of each year upon request by the preferred shareholder. The redemption value amount varies based upon the value of the preferred shares plus or minus the experience of the client’s insurance program. At December 31, 2003 and 2002, preferred shares totaling $1,969,000 and $1,986,000, respectively, were included in other liabilities. The redemption value for these preferred shares was $1,604,000 at December 31, 2003.

9.	Shareholders’ Equity

      At December 31, 2003, shareholders’ equity was $155.1 million, or a book value of $5.34 per common share, compared to $147.4 million, or a book value of $4.98 per common share at December 31, 2002.

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

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. For the year ended December 31, 2003, the Company repurchased and retired 569,100 shares of common stock for a total cost of $1.6 million. For the year ended December 31, 2002, the Company repurchased and retired 195,700 shares of common stock for a total cost of $455,000. As of December 31, 2003, the cumulative amount the Company repurchased and retired was 764,800 shares of common stock for a total cost of approximately $2.0 million.

      The Company’s Board of Directors did not declare a dividend in 2003 or 2002. The Board of Directors considers whether a dividend will be declared based on a variety of factors, including but not limited to, the Company’s cash flow, liquidity needs, results of operations and financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its subsidiaries. The Company did not receive any dividends from its regulated insurance subsidiaries in 2003. Refer to Note 10 for additional information regarding dividend restrictions.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Regulatory Matters and Rating Issues

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is dictated by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Companies Subsidiaries’ surplus. Based upon the 2003 statutory financial statements, Star may only pay dividends to the Company during 2004 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2003 was negative $24.6 million. No dividends were paid in 2003 or 2002.

      Summarized 2003 and 2002 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, follows (in thousands):

	2003				2002

	Star	Savers	Williamsburg	Ameritrust	Star	Savers	Williamsburg	Ameritrust

Statutory capital and surplus	$99,915	$30,066	$13,720	$13,053	$93,832	$31,342	$11,228	$10,648
Minimum statutory capital and surplus	5,000	20,000	2,600	5,000	5,000	20,000	2,600	5,000
Statutory net (loss) income	(1,624)	(936)	2,689	(863)	5,045	(650)	(1,030)	(401)

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. The Company contributed $6.3 million to the surplus of Star during the third quarter of 2003. The premium leverage ratios as of December 31, 2003, on a statutory consolidated basis, were 2.54 to 1 and 1.89 to 1 on a gross and net written premium basis, respectively.

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

      At December 31, 2003, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $99.9 million and $93.8 million at December 31, 2003 and 2002, respectively. The calculated RBC was $22.8 million in 2003 and $24.8 million in 2002. The threshold requiring the minimum regulatory involvement was $45.7 million in 2003 and $49.7 million in 2002.

11.	Stock Options

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of year	2,693,223	$6.78	1,582,716	$9.87	1,288,644	$12.43
Granted	331,490	2.17	1,276,220	3.26	636,500	6.51
Exercised	(550)	2.82	—	—	(1,400)	5.67
Forfeited	(642,554)	8.01	(165,713)	10.18	(341,028)	13.28

Outstanding — end of year	2,381,609	$5.80	2,693,223	$6.78	1,582,716	$9.87

Exercisable at end of year	1,231,981	$6.75	1,063,387	$8.40	644,764	$10.87
Weighted-average fair value of options granted during the year	$1.14	—	$1.77	—	$3.00	—

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$2.17 to $3.51.	688,490	3.9	$2.67	213,998	$2.81
$4.57 to $7.31.	585,000	2.8	3.53	238,000	3.54
$8.11 to $16.26.	814,573	1.7	6.14	566,473	6.09
$21.00 to $30.45	293,546	4.0	16.75	213,510	16.05

	2,381,609	3.2	$5.80	1,231,981	$6.75

      During 2002, the Company issued 825,000 stock options at an exercise price of $3.507 to certain members of the executive management team. These stock options are included in the 2002 options granted above.

12.     Goodwill and Other Intangible Assets

     Goodwill

      The Company evaluates existing goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company carries goodwill on two reporting units within the agency operations segment in the amount of $4.0 million and three reporting units within the specialty risk management operations segment in the amount of $25.0 million. The operating results for the reporting units that carry goodwill have historically generated profits. The reporting units, within the specialty risk management operations segments, that were impacted by the unprofitable programs that were previously discontinued, do not carry any goodwill. Management evaluated the net carrying value of goodwill to determine if there has been any impairment of value. The methodology used for this evaluation included the review of current market values of the reporting units and annual operating performance. Based on this evaluation, management determined there is no impairment to goodwill.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the December 31, 2003 and 2002, carrying amount of goodwill by business segment (in thousands):

	Agency	Specialty Risk
	Operations	Management Operations	Total

Balance at January 1, 2003 and 2002.	$3,964	$25,033	$28,997
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Goodwill written off related to the sale of business	—	—	—

Balance at December 31, 2003 and 2002.	$3,964	$25,033	$28,997

      Amortization expense in relation to goodwill in 2001 was $2.3 million. In accordance with SFAS No. 142, there was no amortization expense recorded in relation to goodwill in 2003 or 2002.

      The following table provides net income (loss) and related per share amounts as of December 31, 2003, 2002, and 2001, as reported and adjusted as if the Company had eliminated the amortization of goodwill effective January 1, 2001 (in thousands, except per share data):

	2003	2002	2001

Reported net income (loss)	$10,099	$1,650	$(6,510)
Amortization Expense	—	—	2,336
Tax effect of amortization expense	—	—	(775)
Pro forma net income (loss), using SFAS No. 142	$10,099	$1,650	$(4,949)
Earnings (loss) per share, basic
Reported	$0.35	$0.08	$(0.76)
Pro forma, using SFAS No. 142	$0.35	$0.08	$(0.58)
Earnings (loss) per share, diluted:
Reported	$0.35	$0.08	$(0.76)
Pro forma, using SFAS No. 142	$0.35	$0.08	$(0.58)

     Other Intangible Assets

      At December 31, 2003 and 2002, the Company had other intangible assets, net of related accumulated amortization, of $1.4 million and $206,000, respectively, recorded as part of other assets. The Company did not have any other intangible assets in 2001.

      During the fourth quarter of 2002 and the first quarter of 2003, the Company purchased three unrelated agency books of business. The Company will amortize these intangible assets over their estimated lives based on the expected retention of the purchased books of business. These intangible assets have a weighted average amortization period of five years.

      Also during the first quarter of 2003, the Company completed an asset purchase related to the renewal rights of a book of business. The total purchase price of this agreement was determined based on a percentage of estimated gross written premium collected by the Company. The actual purchase price is contingent upon actual written premium collected over a three year period. As of December 31, 2003, the total purchase price was estimated at $2.3 million, consisting of $1.3 million of fixed assets and $994,000 recognized as an other intangible asset being amortized over a five year period.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003 and 2002, the gross carrying amount of other intangible assets was $1.8 million and $221,000, respectively, and the accumulated amortization was $368,000 and $15,000, respectively. Amortization expense related to other intangible assets was $353,000 for 2003 and $15,000 for 2002.

      Amortization expense for the five succeeding years is as follows (in thousands):

2004	$359
2005	359
2006	359
2007	344
2008	6

Total amortization expense	$1,427

13.     Employee Benefit Plans

      Company employees over the age of 20 1/2 who have completed six months of service are eligible for participation in The Meadowbrook, Inc. 401(k) Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan provides for matching contributions and/or profit sharing contributions at the discretion of the Board of Directors of Meadowbrook, Inc. In 2003, 2002, and 2001, the matching contributions were $512,923, $416,115, and $492,029, respectively. There were no profit sharing contributions in 2003, 2002, and 2001.

14.     Commitments and Contingencies

      The Company has certain operating lease agreements for its offices and equipment. At December 31, 2003, future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

2004	$2,716
2005	1,763
2006	1,325
2007	931
2008	799
Thereafter	3,485

Total minimum lease commitments	$11,019

      Rent expense for the year ended December 31, 2003, 2002, and 2001, amounted to $3,180,923, $3,074,630, and $2,820,695, respectively.

      On December 3, 2003, the Company entered into a Development Agreement with an unaffiliated third party for the construction of an office building on land currently owned by the Company for a contract price of $11.0 million. The office building will serve as the new location for the Company’s corporate offices.

      On June 6, 2003, the Company entered into a Guaranty Agreement with a bank. The Company is guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, the Company is obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for the Company’s guaranty, the president and member of the insurance agency pledged 100% of the common shares of two other insurance agencies that he wholly owns. In the event of default on the term loan by the insurance agency, the Company has the right to sell any or all of the pledged insurance agencies’ common shares and use the proceeds from the sale to

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recover any amounts paid under the guaranty agreement. Any excess proceeds would be paid to the shareholder. As of December 31, 2003, no liability has been recorded with respect to the Company’s obligations under the guaranty agreement, since no premium exists in excess of the guaranteed amount.

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

      A Final Judgment has been entered with the Court. All plaintiffs have filed an appeal with the Nevada Supreme Court. One of the Plaintiffs has been discharged from bankruptcy and another has had a Receiver appointed for him. The case remains stayed before the Nevada Supreme Court. It is not expected that the outcome of this litigation will have a material impact on the financial statements of the Company.

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

15.     Letters of Credit

      At December 31, 2003 and 2002, one letter of credit was outstanding in the amount of $100,000, which was provided as collateral for an insurance subsidiary’s obligations under a reinsurance agreement. The letter of credit is collateralized by a certificate of deposit for the same amount.

16.     Related Party Transactions

      At December 31, 2003 and 2002, respectively, the Company held an $885,794 and $876,161 note receivable, including $225,005 of accrued interest at December 31, 2003, from an executive officer of the Company. Accrued interest at December 31, 2002 was $215,372. This note arose from a transaction in late 1998 in which the Company loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note bears interest equal to the Company’s borrowing rate and is due on demand any time after January 1, 2002. The loan is partially collateralized by 64,718 shares of the Company’s common stock under a stock pledge agreement. As of December 31, 2003, $3,500 has been paid against this loan.

      On June 1, 2001, the Company and the officer entered into an employment agreement which provides the note is a non-recourse loan and the Company’s sole legal remedy in the event of a default is the right to reclaim the shares pledged under the stock pledge agreement. Also, if there is a change in control of the

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      If the officer terminates his employment during the term of the agreement, the Company could demand full repayment of the note. If the note was not paid by the officer on the demand of the Company, the Company’s only recourse is to reclaim the shares of the Company that were pledged under the stock pledge agreement.

17.     Segment Information

      The Company defines its operations as specialty risk management operations and agency operations based upon differences in products and services. The separate financial information of these segments is consistent with the way results are regularly evaluated by management in deciding how to allocate resources and in assessing performance. Intersegment revenue is eliminated in consolidation. It would be impracticable for the Company to determine the allocation of assets between the two segments.

Specialty Risk Management Operations

      The specialty risk management operations segment focuses on specialty or niche insurance business in which it provides various services and coverages that are tailored to meet specific requirements of defined client groups and their members. This includes, but is not limited to, providing services, such as risk management consulting, claims administration and handling, loss control, and reinsurance brokering, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of the Company’s agent-partners. The Company recognizes revenue related to the services and coverages the specialty risk management operations provides within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance brokerage, investment income, and net realized gain (loss) on investments.

Agency Operations

      The Company earns commissions through the operation of its retail property and casualty insurance agency, which was formed in 1955. The agency has grown to be one of the largest agencies in Michigan and, with acquisitions, has expanded into California. The agency operations primarily produce commercial insurance, as well as personal property, casualty, life and accident and health insurance, with more than fifty insurance carriers.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the segment results (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Revenues
Net earned premiums	$151,205	$145,383	$163,665
Management fees	18,751	12,761	13,318
Claims fees	14,756	8,076	8,594
Loss control fees	2,303	2,590	2,326
Reinsurance brokerage	308	309	1,233
Investment income	13,471	13,906	14,177
Net realized gains on investments	823	666	735

Specialty risk management	201,617	183,691	204,048
Agency operations	14,954	14,330	15,706
Reconciling items	13	52	52
Gain (loss) on sale of subsidiary	—	199	(1,097)
Intersegment revenue	(5,781)	(485)	(503)

Consolidated revenue	$210,803	$197,787	$218,206

Pre-tax income (loss):
Specialty risk management	$10,755	$(1,081)	$(7,624)
Agency operations*	6,440	6,131	5,348
Reconciling items	(2,154)	(3,168)	(6,739)
Gain (loss) on sale of subsidiary	—	199	(1,097)

Consolidated pre-tax income (loss)	$15,041	$2,081	$(10,112)

*	Excluding the allocation of corporate overhead.

      The reconciling item included in the revenue relates to interest income in the holding company. The following table sets forth the pre-tax income (loss) reconciling items (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Holding company expenses	$(824)	$(491)	$140
Gain on debt reduction	—	359	—
Amortization	(353)	(15)	(2,336)
Interest expense	(977)	(3,021)	(4,543)

	$(2,154)	$(3,168)	$(6,739)

18.     Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires companies to disclose the fair value information about their financial instruments. This standard excludes certain insurance related financial assets and liabilities and all nonfinancial instruments from its disclosure requirements.

      Due to the short-term nature of cash and cash equivalents, premiums and agent balances receivable and accrued interest, their estimated fair value approximates their carrying value. Since debt and equity securities

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are recorded in the financial statements at their estimated fair market value as securities available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, their carrying value is their estimated fair value. The junior subordinated debentures and the lines of credit bear variable rate interest, so their estimated fair value approximates their carrying value.

19.	Quarterly Financial Data (Unaudited)

      The following is a summary of unaudited quarterly results of operations for 2003 and 2002 (in thousands, except per share and ratio data):

	1st	2nd	3rd		4th
	Quarter	Quarter	Quarter		Quarter

2003:
Gross premiums written	$68,789	$56,220	$65,839		$62,432
Net premiums written	51,802	40,177	50,568		47,280
Net premiums earned	27,384	36,230	40,187		47,404
Net commissions and fees	13,356	11,271	10,803		9,861
Net investment income and realized gains/losses	3,558	3,951	3,496		3,302
Net losses and LAE incurred	17,186	24,109	26,357		30,820
Policy acquisition and other underwriting expenses	3,756	5,993	5,996		7,873
Other administrative expenses	7,084	5,306	5,816		6,251
Salaries and employee benefits	11,932	11,868	12,372		12,066
Interest on notes payable	237	212	207		321
Net income	2,756	2,679	2,500		2,164
Diluted earnings per share	$0.09	$0.09	$0.09		$0.07
GAAP combined ratio(1)	105.5%	106.4%	103.5%		103.1%
2002:
Gross premiums written	$57,506	$42,816	$40,591		$42,724
Net premiums written	37,904	40,722	29,838		31,331
Net premiums earned	38,657	44,313	31,340		31,073
Net commissions and fees	8,964	9,968	8,654		9,995
Net investment income and realized gains/losses	3,332	3,195	4,377		3,919
Gain on debt reduction	—	359	—		—
Net losses and LAE incurred	24,458	30,638	24,639		18,999
Policy acquisition and other underwriting expenses	8,986	10,948	6,945		6,756
Other administrative expenses	5,418	6,073	5,977		5,548
Salaries and employee benefits	9,613	9,235	9,130		9,681
Interest on notes payable	1,250	874	582		315
Net income (loss)	910	122	(1,891	)(2)	2,509
Diluted earnings per share	$0.11	$0.01	$(0.06)		$0.08
GAAP combined ratio(1)	105.2%	108.4%	119.5%		102.2%

(1)	Management uses the GAAP combined ratio and its components to assess and benchmark underwriting performance. The GAAP combined ratio is the sum of the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio. The GAAP loss and loss adjustment expense ratio is the unconsolidated net incurred loss and loss adjustment expense in relation to net earned premium. The GAAP expense ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium.

(2)	The third quarter of 2002 was impacted by a $6.5 million pre-tax charge to strengthen reserves and related expenses, primarily related to discontinued programs.

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit Index

Exhibit		Filing
No.	Description	Basis

3.1	Amended and Restated Articles of Incorporation of the Company	(9)
3.2	Amended and Restated Bylaws of the Company	(1)
4.1	Warrant Agreement By and Between Meadowbrook Insurance Group, Inc. and Freidman, Billings, Ramsey & Co., Inc. dated June 11, 2002	(10)
4.2	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003	(16)
10.1	Meadowbrook Insurance Group, Inc. 1995 Stock Option Plan	(1)
10.2	Lease between Meadowbrook and 26600 Development Associates Limited Partnership, with Fourth Amendment to lease dated March 21, 1995	(1)
10.3	Fifth and Sixth Amendments to Lease between Meadowbrook and 26600 Development Associates Limited Partnership dated August 7, 1995 and May 13, 1996	(1)
10.4	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994	(1)
10.5	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement	(4)
10.6	Seventh and Eighth Amendments to Lease between Meadowbrook and 26600 Development Associates Limited Partnership dated February 6, 1998 and September 16, 1999	(5)
10.7	Subordinated Promissory Note, Guaranty, and Agreement between Meadowbrook Insurance Group, Inc. and Atlantic Mutual Insurance Company dated as of July 27, 2000	(6)
10.8	Meadowbrook Insurance Group, Inc. 2002 Stock Option Plan	(8)
10.9	Assignment Agreement between Meadowbrook Insurance Group, Inc., Bank One, and Comerica Bank dated July 3, 2002	(11)
10.10	Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank dated as of September 25, 2002	(12)
10.11	Form of Management Services Agreement entered into by and between Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., and Star Insurance Company, Williamsburg National Insurance Co., Ameritrust Insurance Corporation, American Indemnity Insurance Company, Ltd., and Preferred Insurance Company, Ltd., respectively, each dated January 1, 2003	(13)
10.12	Management Services Agreement entered into by and between Savers Property and Casualty Insurance Company and Meadowbrook, Inc. dated January 1, 2003	(13)

10.13	Agency Agreement entered into by and between Meadowbrook, Inc., Preferred Insurance Agency, Inc., TPA Insurance Agency, Inc., Preferred Comp Insurance Agency of New Hampshire, TPA Insurance Agency of New Hampshire, Inc., Meadowbrook of Nevada, Inc., d/b/a Meadowbrook Insurance Services, Meadowbrook of Florida, inc., Association Self- Insurance Services, Inc., Commercial Carriers Insurance Agency, Inc., and Star Insurance Company, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation, dated January 1, 2003	(13)

10.14	Pledge Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated September 25, 2002	(14)

10.15	Subsidiary Pledge Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated September 25, 2002	(14)

10.16	Subsidiary Pledge Agreement between Crest Financial Corporation and Comerica Bank, dated September 25, 2002	(14)

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit		Filing
No.	Description	Basis

10.17	First Amendment to and Waiver of Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated May 23, 2003	(15)

10.18	Second Amendment to Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated June 30, 2003	(15)

10.19	Third Amendment to Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated September 29, 2003	(16)

10.20	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust I, and Dekania CDO I, Ltd., dated September 30, 2003	(16)

10.21	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees Named Herein, dated September 30, 2003	(16)

10.22	Guarantee Agreement between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003	(16)

10.23	Guaranty Agreement between Meadowbrook Insurance Group, Inc., and Comerica Bank, dated June 6, 2003

10.24	Development Agreement between Meadowbrook Insurance Group, Inc. and Kirco Development LLC, dated December 3, 2003

10.25	Employment Agreement between the Company and Robert S. Cubbin dated January 1, 2004

10.26	Employment Agreement between the Company and Merton J. Segal dated January 1, 2004

10.27	Employment Agreement between the Company and Michael G. Costello dated January 1, 2004

10.28	Ninth Amendment to Lease between Meadowbrook, Inc. and 26600 Development Associates Limited Partnership dated March 1, 2004

14	Compliance Program/Code of Conduct

21	List of Subsidiaries

23	Consent of Independent Accountants

24	Power of Attorney

28.1	Star Insurance Company’s 2003 Schedule P	(2)

28.2	Savers Property & Casualty Insurance Company’s 2003 Schedule P	(2)

28.3	Williamsburg National Insurance Company’s 2003 Schedule P	(2)

28.4	Ameritrust Insurance Corporation’s 2003 Schedule P	(2)

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit		Filing
No.	Description	Basis

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Chief Financial Officer of the Corporation
99.1	Rights Agreement, dated as of September 30, 1999, by and between Meadowbrook Insurance Group, Inc. and First Chicago Trust Company of New York, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	(3)

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Submitted in paper format under separate cover; see Form SE filing.

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A filed with the Securities and Exchange Commission on October 12, 1999.

(4)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(5)	Filed as Exhibit to Form 10-K for the year ending December 31, 1999.

(6)	Filed as Exhibit to Form 10-K for the year ending December 31, 2000.

(7)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2001.

(8)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2002 Proxy Statement.

(9)	Filed as Exhibit to Form 10-Q for the period ending March 31, 2002.

(10)	Filed as Exhibit to Amendment No. 1 to Registration Statement on Form S-2 (Registration No. 333-86548) filed on May 10, 2002.

(11)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2002.

(12)	Filed as Exhibit to Current Report on Form 8-K filed on October 1, 2002.

(13)	Filed as Exhibit to Form 10-K for the year ending December 31, 2002.

(14)	Filed as Exhibit to Form 10-Q for the period ending March 31, 2003.

(15)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2003.

(16)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2003.

Schedule I

MEADOWBROOK INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

As of December 31, 2003

(in thousands)

			Amount at
			which
			shown in the
			balance
Type of Investment	Cost	Value	sheet

Fixed Maturities:
US government and government agencies and authorities	$58,616	$60,684	$60,684
States and political subdivisions	47,597	49,590	49,590
Corporate securities	93,701	99,661	99,661
Mortgage-backed securities	60,416	61,282	61,282

Total Fixed Maturities	260,330	271,217	271,217
Equity Securities:
Preferred stocks	1,980	2,332	2,332
Common stocks	—	39	39

Total Equity Securities	1,980	2,371	2,371

Total Investments	$262,310	$273,588	$273,588

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
BALANCE SHEET

	December 31,

	2003	2002

ASSETS
Cash and cash equivalents	$647,733	$149,878
Investment in subsidiaries	175,798,461	158,741,107
Receivables from subsidiaries	—	11,459,548
Goodwill	3,023,828	3,023,828
Other assets	2,930,989	1,828,389

Total assets	$182,401,011	$175,202,750

LIABILITIES
Other liabilities	$217,969	$257,313
Payable to subsidiaries	2,759,633	—
Debt	14,000,000	27,550,000
Junior subordinated debentures	10,310,000	—

Total liabilities	27,287,602	27,807,313

SHAREHOLDERS’ EQUITY
Common stock	290,224	295,915
Additional paid-in capital	125,181,162	127,428,850
Retained earnings	23,069,541	12,074,216
Note receivable from officer	(885,794)	(876,161)
Unrealized appreciation on available for sale securities	7,458,276	8,472,617

Total shareholders’ equity	155,113,409	147,395,437

Total liabilities and shareholders’ equity	$182,401,011	$175,202,750

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
INCOME STATEMENT

	For the Years Ended December 31,

	2003	2002	2001

Revenue	$216,093	$277,599	$270,010
Operating expenses:
Interest expense	1,060,810	3,102,988	3,275,040
Gain on debt reduction	—	(359,029)	—
Other expenses	1,039,907	768,153	324,584

Total operating expenses	2,100,717	3,512,112	3,599,624

Loss before federal income taxes and subsidiary equity	(1,884,624)	(3,234,513)	(3,329,614)
Federal income tax benefit	(493,946)	(1,054,339)	(775,424)

Loss before subsidiary equity earnings	(1,390,678)	(2,180,174)	(2,554,190)
Subsidiary equity earnings	11,490,030	3,830,268	(3,955,530)

Net income (loss)	$10,099,352	$1,650,094	$(6,509,720)

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2003	2002	2001

Net income (loss)	$10,099,352	$1,650,094	$(6,509,720)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities:	(814,673)	5,888,375	2,979,739
Less: reclassification adjustment for gains included in net income	(199,668)	(489,227)	(1,331,056)

Other comprehensive (loss) income	(1,014,341)	5,399,148	1,648,683

Comprehensive income (loss)	$9,085,011	$7,049,242	$(4,861,037)

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001

Net cash provided by (used in) operating activities:	$15,404,217	$(63,694)	$1,288,628

Cash Flow from Investing Activities:
Purchase of land	(3,228,335)	0	0
Dividend from subsidiary	—	—	5,633,465
Investment in subsidiaries	(6,271,665)	(37,500,000)	(5,633,465)

Net cash used in investing activities	(9,500,000)	(37,500,000)	—

Cash Flow from Financing Activities:
Proceeds from borrowings	8,800,000	8,300,000	—
Principal payments on borrowings	(22,350,000)	(30,869,709)	—
Dividends paid on common stock	—	—	(1,021,458)
Net proceeds from public offering	—	60,516,184	—
Net proceeds from issuance of junior subordinated debentures	9,700,000	—	—
Retirement of common stock	(1,556,362)	(486,124)	(32,142)

Net cash (used in) provided by financing activities	(5,406,362)	37,460,351	(1,053,600)

Increase (decrease) in cash and cash equivalents	497,855	(103,343)	235,028
Cash and cash equivalents, beginning of year	149,878	253,221	18,193

Cash and cash equivalents, end of year	$647,733	$149,878	$253,221

SCHEDULE III

MEADOWBROOK INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

December 31, 2003

(in thousands)

Future Policy
		Benefits, Losses,		Other Policy
	Deferred Policy	Claims & Loss	Unearned	Claims &	Premium
	Acquisition Costs	Expenses	Premium	Benefits Payable	Revenue

Speciality Risk Management Operations	$19,564	$339,465	$109,677	$—	$151,205
Agency Operations	—	—	—	—	—
Reconciling Items	—	—	—	—	—

	$19,564	$339,465	$109,677	$—	$151,205

		Benefits, Claims,
	Net	Losses &	Amortization of	Other
	Investment	Settlement	Deferred Policy	Operating	Premium
	Income	Expenses	Acquisition Costs	Expenses	Written

Speciality Risk Management Operations	$13,471	$98,472	$27,590	$64,800	$189,827
Agency Operations	—	—	—	8,514	—
Reconciling Items	13	—	—	(3,614)	—

	$13,484	$98,472	$27,590	$69,700	$189,827

SCHEDULE III

MEADOWBROOK INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

December 31, 2002

(in thousands)

Future Policy
		Benefits, Losses,		Other Policy
	Deferred Policy	Claims & Loss	Unearned	Claims &	Premium
	Acquisition Costs	Expenses	Premium	Benefits Payable	Revenue

Speciality Risk Management Operations	$12,140	$374,933	$68,678	$—	$145,383
Agency Operations	—	—	—	—	—
Reconciling Items	—	—	—	—	—

	$12,140	$374,933	$68,678	$—	$145,383

		Benefits, Claims,
	Net	Losses &	Amortization of	Other
	Investment	Settlement	Deferred Policy	Operating	Premium
	Income	Expenses	Acquisition Costs	Expenses	Written

Speciality Risk Management Operations	$13,906	$98,734	$35,378	$50,660	$139,795
Agency Operations	—	—	—	8,199	—
Reconciling Items	52	—	—	2,735	—

	$13,958	$98,734	$35,378	$61,594	$139,795

SCHEDULE III

MEADOWBROOK INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

December 31, 2001

(in thousands)

Future Policy
		Benefits, Losses,		Other Policy
	Deferred Policy	Claims & Loss	Unearned	Claims &	Premium
	Acquisition Costs	Expenses	Premium	Benefits Payable	Revenue

Speciality Risk Management Operations	$13,953	$394,596	$94,002	$—	$163,665
Agency Operations	—	—	—	—	—
Reconciling Items	—	—	—	—	—

	$13,953	$394,596	$94,002	$—	$163,665

		Benefits, Claims,
	Net	Losses &	Amortization of	Other
	Investment	Settlement	Deferred Policy	Operating	Premium
	Income	Expenses	Acquisition Costs	Expenses	Written

Speciality Risk Management Operations	$14,176	$125,183	$39,150	$47,339	$186,083
Agency Operations	—	—	—	10,358	—
Reconciling Items	52	—	—	6,288	—

	$14,228	$125,183	$39,150	$63,985	$186,083

SCHEDULE IV

MEADOWBROOK INSURANCE GROUP, INC.

REINSURANCE

For the Years Ended December 31,

(in thousands)

			Assumed		Percentage
		Ceded to	from		of amount
	Gross	other	other	Net	assumed
Property and Liability Insurance	amount	companies	companies	amount	to net

2003	$198,991	$61,076	$13,290	$151,205	8.79%
2002	$195,186	$63,578	$13,775	$145,383	9.47%
2001	$277,516	$129,985	$16,134	$163,665	9.86%

SCHEDULE V

MEADOWBROOK INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31,

(in thousands)

		Additions
				Deductions
	Balance at	Charged to	Charged to	from	Balance at
	beginning of	costs and	other	allowance	end of
Allowance for doubtful accounts	period	expense	accounts	account	period

2003	4,747	2,724	—	2,820	4,651
2002	4,932	1,707	—	1,892	4,747
2001	5,242	(83)	—	227	4,932

SCHEDULE VI

MEADOWBROOK INSURANCE GROUP, INC.
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND
CASUALTY INSURANCE OPERATIONS

	For the Years Ended December 31,
	(in thousands)

		Reserves for
	Deferred	Losses and	Discount, if any,
	Policy	Loss	deducted from		Net	Net
	Acquisition	Adjustment	previous	Unearned	Premiums	Investment
Affiliation with Registrant	Costs	Expenses(2)	column(1)	Premiums(2)	Earned	Income

(a)Consolidated Property and Casualty Subsidiaries
2003	$19,564	$339,465	$—	$109,677	$151,205	$13,471
2002	$12,140	$374,933	$—	$68,678	$145,383	$13,906
2001	$13,953	$394,596	$—	$94,002	$163,665	$14,176

	Losses and loss		Amortization of	Paid losses
	adjustment expense		deferred policy	and loss	Net
			acquisition	adjustment	Premiums
	Current Year	Prior Years	expenses	expenses	Written

2003	$95,565	$2,907	$27,590	$99,569	$189,827
2002	$92,644	$6,090	$35,378	$104,271	$139,795
2001	$110,797	$14,386	$39,150	$99,392	$186,083

(1)	The Company does not employ any discounting techniques.

(2)	Reserves for losses and loss adjustment expenses are shown gross of $147.4 million, $181.8 million and $195.9 million of reinsurance recoverable on unpaid losses in 2003, 2002 and 2001, respectively. Unearned premiums are shown gross of prepaid premiums of $20.5 million, $18.1 million and $37.9 million in 2003, 2002 and 2001, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Southfield, Michigan.

MEADOWBROOK INSURANCE GROUP, INC

By:

Robert S. Cubbin
Chief Executive Officer
(Principal Executive Officer)

By:

Karen M. Spaun
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

** Merton J. Segal	Chairman and Director	March 12, 2004

Robert S. Cubbin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

** Joseph S. Dresner	Director	March 12, 2004

** Hugh W. Greenberg	Director	March 12, 2004

** Florine Mark	Director	March 12, 2004

** Ralph Milo	Director	March 12, 2004

** Robert H. Naftaly	Director	March 12, 2004

** David K. Page	Director	March 12, 2004

** Robert W. Sturgis	Director	March 12, 2004

Signature	Title	Date

** Irvin F. Swider, Sr.	Director	March 12, 2004

** Bruce E. Thal	Director	March 12, 2004

** Herbert Tyner	Director	March 12, 2004

**By: Robert S. Cubbin, Attorney-in-fact