Form 10-Q
period 2004-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2004-05-10
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 6, 2004 was 29,034,433.

PART 1 — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(In thousands,
	except share data)
Revenues
Premiums earned
Gross	$66,178	$45,313
Ceded	(16,465)	(17,929)

Net earned	49,713	27,384
Net commissions and fees	11,281	13,356
Net investment income	3,597	3,353
Net realized (losses) gains on disposition of investments	(120)	205

Total revenues	64,471	44,298

Expenses
Losses and loss adjustment expenses	51,414	27,323
Reinsurance recoveries	(18,905)	(10,137)

Net losses and loss adjustment expenses	32,509	17,186
Salaries and employee benefits	12,808	11,932
Policy acquisition and other underwriting expenses	7,562	3,756
Other administrative expenses	6,628	7,084
Interest expense	315	237

Total expenses	59,822	40,195

Income before taxes and equity earnings	4,649	4,103

Federal income tax expense	1,440	1,347
Equity earnings of affiliates	23	—

Net income	$3,232	$2,756

Earnings Per Share
Basic	$0.11	$0.09
Diluted	$0.11	$0.09
Weighted average number of common shares
Basic	29,025,509	29,503,567
Diluted	29,395,208	29,510,681

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three
	Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(In thousands)
Net income	$3,232	$2,756
Other comprehensive income, net of tax:
Unrealized gains on securities	1,734	292
Less: reclassification adjustment for losses (gains) included in net income	73	(141)

Other comprehensive income, net of tax	1,807	151

Comprehensive income	$5,039	$2,907

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except share
	data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $284,367 and $260,330)	$297,993	$271,217
Equity securities available for sale, at fair value (cost of $1,980 and $1,980)	2,393	2,371

Total investments	300,386	273,588
Cash and cash equivalents	37,522	50,647
Accrued investment income	3,473	3,441
Premiums and agent balances receivable, net	88,699	77,554
Reinsurance recoverable on:
Paid losses	16,746	17,566
Unpaid losses	152,337	147,446
Prepaid reinsurance premiums	22,556	20,492
Deferred policy acquisition costs	22,340	19,564
Deferred federal income taxes	14,324	15,201
Goodwill	28,997	28,997
Other assets	37,598	37,770

Total assets	$724,978	$692,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$349,801	$339,465
Unearned premiums	124,554	109,677
Debt	17,692	17,506
Accounts payable and accrued expenses	31,554	26,283
Reinsurance funds held and balances payable	15,385	13,961
Junior subordinated debentures	10,310	10,310
Payable to insurance companies	3,833	7,853
Other liabilities	11,584	12,098

Total liabilities	564,713	537,153

Commitments and contingencies (Note 7)
Shareholders’ Equity
Common stock, $0.01 stated value; authorized 50,000,000 shares; 29,034,433 and 29,022,435 shares issued and outstanding	290	290
Additional paid-in capital	125,243	125,181
Retained earnings	26,347	23,069
Note receivable from officer	(881)	(886)
Accumulated other comprehensive income	9,266	7,459

Total shareholders’ equity	160,265	155,113

Total liabilities and shareholders’ equity	$724,978	$692,266

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$3,232	$2,756

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of goodwill and other intangible assets	99	70
Amortization of deferred debenture issuance costs	11	—
Depreciation of furniture and equipment	275	380
Net accretion of discount and premiums on bonds	318	470
Gain on sale of investments	110	(214)
Stock-based employee compensation	27	86
Deferred income tax (benefit) expense	(77)	1,347
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(10,882)	(9,895)
Reinsurance recoverable on paid and unpaid losses	(2,459)	3,011
Prepaid reinsurance premiums	(1,638)	942
Deferred policy acquisition costs	(2,946)	(3,762)
Other assets	1,571	(395)
Increase (decrease) in:
Losses and loss adjustment expenses	10,336	(13,010)
Unearned premiums	14,876	23,476
Payable to insurance companies	(4,020)	(888)
Reinsurance funds held and balances payable	1,212	1,990
Other liabilities	6,112	6,450

Total adjustments	12,925	10,058

Net cash provided by operating activities	16,157	12,814

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(38,582)	(22,988)
Proceeds from sales and maturities of debt securities available for sale	13,275	15,333
Capital expenditures	(835)	(215)
Purchase of books of business	(187)	(100)
Deconsolidation of subsidiary	(4,218)	—
Other investing activities	1,496	267

Net cash used in investing activities	(29,051)	(7,703)

Cash Flows From Financing Activities
Proceeds from lines of credit	4,947	4,763
Payment of lines of credit	(4,760)	(16,225)
Book overdraft	(445)	1,831
Share issuance (repurchases)	22	(546)
Other financing activities	5	(9)

Net cash used in by financing activities	(231)	(10,186)

Net decrease in cash and cash equivalents	(13,125)	(5,075)
Cash and cash equivalents, beginning of period	50,647	39,385

Cash and cash equivalents, end of period	$37,522	$34,310

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation (which are collectively referred to as the “Insurance Company Subsidiaries”), and Preferred Insurance Company, Ltd. The consolidated financial statements also include Meadowbrook, Inc. and its subsidiaries, and Crest Financial Corporation and its subsidiaries.

      Effective January 1, 2004, the Company deconsolidated its wholly-owned subsidiary, American Indemnity Insurance Company, Ltd., (“AIIC”), due to the adoption of Financial Accounting Standards Board Interpretation Number (“FIN”) 46(R) — discussed further under heading “New Accounting Pronouncements.”

      These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2003.

      The consolidated financial statements reflect all normal recurring adjustments, which were, in the opinion of management, necessary to present a fair statement of the results for the interim period. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results expected for the full year.

      Certain amounts in the 2003 financial statements and notes to consolidated financial statements have been reclassified to conform to the 2004 presentation.

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

      Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend and interest income are recognized when earned. Discount or premium on debt securities purchased at other than par value is amortized using the constant yield method. Investments with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other than temporary declines in fair value are written down to their estimated net fair value and the related realized losses are recognized in income.

Earnings Per Share

      Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method.

      Outstanding options of 1,036,796 and 2,685,223 for the periods ended March 31, 2004 and 2003, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 298,131 and 7,113 for the periods ended March 31, 2004 and 2003, respectively. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 71,568 for the period ended March 31, 2004. Outstanding warrants of 300,000 for the period ended March 31, 2003, have been excluded from the diluted earnings per share, as they were anti-dilutive.

Stock Options

      Effective January 1, 2003, the Company adopted the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” utilizing the prospective method. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. Upon implementation of SFAS No. 148 in 2003, the Company is recognizing stock-based compensation expense for awards granted after January 1, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for the three months ending March 31, 2004 and 2003 would be as follows (in thousands):

	For the Three
	Months Ended
	March 31,

	2004	2003

Net income, as reported	$3,232	$2,756
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	18	57
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(134)	(286)

Pro forma net income	$3,116	$2,527

Earnings per share:
Basic — as reported	$0.11	$0.09
Basic — pro forma	$0.11	$0.09
Diluted — as reported	$0.11	$0.09
Diluted — pro forma	$0.11	$0.09

      The Black-Scholes valuation model utilized the following annualized assumptions for 2003: Risk-free interest rate of 2.90%, no dividends were declared in 2003, the volatility factor for the expected market price of the Company’s common stock is 0.586, and the weighted average expected life of options is 5.0 for the 2003 grants. No options were granted during the three months ended March 31, 2004.

      Compensation expense of $26,725 and $86,000 has been recorded in the three months ended March 31, 2004 and 2003, respectively, under SFAS 148.

New Accounting Pronouncements

      On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard had no effect on the Company’s financial statements.

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN No. 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. Refer to Note 4 and Note 7 for additional information regarding the effect of the adoption of FIN No. 45.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities that are consolidated as well as those within which an enterprise holds a significant variable interest. In accordance with FIN 46, the Company performed an evaluation of its business relationships and determined that Meadowbrook Capital Trust I (“Trust”) was a variable interest entity; however, it was also determined that the Trust did not meet the qualifications for consolidation as the Trust equity was deemed to not be at risk. The adoption of FIN No. 46 did not have a material impact on the Company’s consolidated balance sheet or its consolidated statement of income. See Note 4 for additional information regarding the Company’s unconsolidated subsidiary trust.

      In December 2003, FIN 46 was revised as FIN 46(R) to address certain implementation issues and to defer full adoption into financial statements for periods ending after March 15, 2004, with earlier adoption permitted. In accordance with FIN 46(R), the Company performed an evaluation of its business relationships and determined that its wholly-owned subsidiary, AIIC, did not meet the tests for consolidation, as neither the Company, nor its subsidiary Star, are the primary beneficiaries of AIIC. Therefore, effective January 1, 2004, the Company deconsolidated AIIC on a prospective basis in accordance with the provisions of FIN 46(R). The adoption of FIN 46(R) and the deconsolidation of AIIC did not have a material impact on the Company’s consolidated balance sheet or consolidated statement of income.

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

      At March 31, 2004, the Company had reinsurance recoverables for paid and unpaid losses of $169.1 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or letters of credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 33.7% of the total recoverable for paid and unpaid losses.

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

      Under the workers’ compensation reinsurance program, the reinsurers are responsible for 100% of each loss in excess of $300,000 up to $5.0 million for each claimant. In addition, there is coverage for loss events involving more than one claimant up to $50.0 million per occurrence.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the property reinsurance program, reinsurers are responsible for 100% of the amount of each loss in excess of $500,000 up to $5.0 million per location for an occurrence. In addition, there is coverage for loss events involving multiple locations up to $20.0 million after the Company has incurred $750,000 in loss.

      Effective August 1, 2003, the Company entered into a reinsurance agreement for reinsurance coverage of $4,500,000 in excess of $500,000 for each occurrence for policies covering losses in excess of the self-insured retention level for public entities. The reinsurance charge for this coverage is a minimum of 11% of subject premium plus 110% of losses ceded under this agreement; however, the adjusted premium cannot exceed 54%, the maximum rate under the agreement, or be less than the 11% minimum. Based upon an actuarial study, the probability of a loss to reinsurers under this treaty is less than 15% and does not transfer significant timing or underwriting risk, therefore under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” and Statement of Position 98-7 “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk”, the transactions under this treaty are accounted for using the interest method of deposit accounting. At March 31, 2004, for transactions under this contract, the Company carried a prepaid asset of $1.6 million and a deposit liability of $1.3 million. For the quarter ended March 31, 2004, the Company recorded an operating expense of $726,000 for the subject premium described above.

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

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At March 31, 2004, the Company had risk exposure in excess of collateral in the amount of $10.4 million, on these programs, of which the Company has an allowance of $7.2 million, related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which are in litigation with the Company. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. As of March 31, 2004, management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations. At March 31, 2004, the exposure amount in litigation with former risk-sharing partners which is not reserved or collateralized is $1.2 million.

Note 3 — Debt

      The Company has a credit agreement that includes a term loan and a revolving line of credit. This credit agreement consists of a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The Company uses the revolving line of credit to meet short-term working capital needs. At March 31, 2004, the Company’s term loan had an outstanding balance of $12.8 million. The Company had no outstanding balance on the revolving line of credit at March 31, 2004. At December 31, 2003, the outstanding balance on the term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan was $14.0 million. The Company had no outstanding balance on the revolving line of credit at December 31, 2003. The term loan calls for quarterly amortization through July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.25 million in 2004, 2005 and 2006, with a final payment of $1.5 million on July 1, 2006. The revolving line of credit will expire on July 1, 2004, and is thereafter renewable on an annual basis. As part of the loan agreement, certain of the Company’s non-regulated subsidiaries guaranteed repayment of the credit facility and the Company pledged the stock of its non-regulated subsidiaries as collateral. The eurocurrency based rate as of March 31, 2004, for the term loan was 3.3%.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency based rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency based rates, is determined by the level of the fixed charge coverage ratio. Of all the covenants, the most restrictive covenant is the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. At March 31, 2004, this ratio was 6.9 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

      The Company was in compliance with all of its debt covenants, with the exception of one. The Insurance Company Subsidiaries are subject to two covenants which limit the gross written premium to surplus and net written premium to surplus ratios. Williamsburg National Insurance Company (“Williamsburg”) was in violation of the gross written premium to surplus ratio. This ratio was 3.3 to 1.0, compared to the covenant maximum of 3.0 to 1.0. Williamsburg was well within the net written premium to surplus ratio. This ratio was 0.3 to 1.0, compared to the covenant maximum of 2.5 to 1.0. The Company has obtained a waiver from its lender for the violation. Because Williamsburg has an intercompany reinsurance agreement with the Company’s leading insurance company subsidiary, Star, the relevancy of the gross written premium ratio on a subsidiary basis is minimal. The majority of Williamsburg’s gross written premiums are ceded to Star. Star’s gross and net written premium ratios were 1.3 to 1.0 and 1.5 to 1.0, respectively.

      In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line of credit. At March 31, 2004, this line of credit had an outstanding balance of $4.9 million. The line bears interest at the Prime Rate, which was 4.0% at March 31, 2004.

Note 4 — Junior Subordinated Debentures

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

      The gross proceeds from the issuance of the TPS were used to purchase floating rate junior subordinated deferrable interest debentures (the “Debentures”) issued by the Company. The Debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time or from time to time for a period not exceeding five years, provided there is no event of default. The Debentures mature in 30 years and provide for interest at the three-month LIBOR, plus 4.05%, which started in December 2003. The Debentures are callable by the Company at par beginning in October 2008. Associated with the Debentures, the Company incurred $300,000 of issuance costs, which have been capitalized and are included in other assets on the balance sheet. Issuance costs will be amortized over seven years as a component of interest expense. The Company estimates that the fair value of the Debentures issued approximates the gross proceeds of cash received at the time of issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Debentures are unsecured obligations of the Company and are junior to the right of payment to all future senior indebtedness of the Company. The Company has guaranteed that the payments made to the Trust will be distributed by the Trust to the holders of the TPS.

      The Company contributed $6.3 million of the proceeds from the issuance of the Debentures to its Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes.

Note 5 — Shareholders’ Equity

      At March 31, 2004, shareholders’ equity was $160.3 million, or a book value of $5.52 per common share, compared to $155.1 million, or a book value of $5.34 per common share, at December 31, 2003.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. Unless terminated earlier by resolution of the Company’s Board of Directors, the share repurchase plan will expire on the earlier of such expiration date or when the Company has repurchased all shares authorized for repurchase. As of March 31, 2004, the cumulative amount the Company repurchased and retired was 764,800 shares of common stock for a total cost of approximately $2.0 million. The Company did not repurchase any common stock during the quarter ended March 31, 2004. As of March 31, 2004, the Company has 1,235,200 shares remaining to be purchased.

Note 6 — Regulatory Matters and Rating Agencies

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is dictated by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2003 statutory financial statements, Star may only pay dividends to the Company during 2004 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2003 was negative $24.6 million. At March 31, 2004, earned surplus was negative $26.0 million. No statutory dividends were paid in 2003.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1.0 and 2.0 to 1.0, respectively. As of March 31, 2004, on a statutory consolidated basis, the gross and net premium leverage ratios were 2.7 to 1.0 and 2.0 to 1.0, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

      At December 31, 2003, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $99.9 million at December 31, 2003, compared to the threshold requiring the minimum regulatory involvement of $45.7 million in 2003. At March 31, 2004, Star’s statutory surplus was $98.4 million.

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

      On June 6, 2003, the Company entered into a Guaranty Agreement with a bank. The Company is guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, the Company is obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for the Company’s guaranty, the president and member of the insurance agency pledged 100% of the common shares of two other insurance agencies that he wholly owns. In the event of default on the term loan by the insurance agency, the Company has the right to sell any or all of the pledged insurance agencies’ common shares and use the proceeds from the sale to recover any amounts paid under the guaranty agreement. Any excess proceeds would be paid to the shareholder. As of March 31, 2004, no liability has been recorded with respect to the Company’s obligations under the guaranty agreement, since the collateral is in excess of the guaranteed amount.

      The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, the Company has established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with SFAS No. 5, “Accounting for Contingencies,” if it is probable that an asset has been impaired or liability has been incurred as of the date financial statements and the amount of loss is estimable, an accrual for the costs to resolve these claims is recorded by the Company in its consolidated balance sheets. Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income. Management, with the assistance of outside counsel, adjusts such provisions from time-to-time according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate, will have a material adverse effect on the Company’s financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the segment results (in thousands):

	For the Three Months
	Ended March 31,

	2004	2003

Revenues
Net earned premiums	$49,713	$27,384
Management fees	4,711	5,348
Claims fees	2,701	4,382
Loss control fees	545	577
Reinsurance brokerage	147	55
Investment income	3,591	3,340
Net realized (losses) gains on investments	(120)	205

Specialty risk management	61,288	41,291
Agency operations	4,779	4,147
Reconciling items	6	13
Intersegment revenue	(1,602)	(1,153)

Consolidated revenue	$64,471	$44,298

Pre-tax income:
Specialty risk management	$3,096	$2,636
Agency operations*	2,496	2,052
Reconciling items	(943)	(585)

Consolidated pre-tax income	$4,649	$4,103

*	Excluding the allocation of corporate overhead.

      The reconciling item included in the revenue relates to interest income in the holding company. The following table sets forth the pre-tax income reconciling items:

	For the Three Months
	Ended March 31,

	2004	2003

Holding company expenses	$(529)	$(278)
Amortization	(99)	(70)
Interest expense	(315)	(237)

	$(943)	$(585)

Note 9 —	Subsequent Events

      On April 29, 2004, the Company issued a senior note (“Note”) in the amount of $13.0 million. The Note matures in 30 years and provides for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. The Note is callable by the Company at par beginning in May 2009. Associated with the Note the Company incurred $390,000 of commissions paid to the placement agents in the transaction. The proceeds from the issuance of the Note will be used to support future premium growth through contributions to its Insurance Company Subsidiaries and general corporate purposes.

PART I — FINANCIAL INFORMATION

Management Representation

      In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Preparation of financial statements under GAAP requires management to make estimates. Actual results could differ from those estimates. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Quarters ended March 31, 2004 and 2003

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

Results of Operations for the Nine Months Ended March 31, 2004 and 2003

Overview

      Net income for the three months ended March 31, 2004 was $3.2 million, or $0.11 per dilutive share, compared to net income of $2.8 million, or $0.09 per dilutive share, for the comparable period of 2003. This improvement reflects the earning pattern of controlled growth of premium in profitable programs which were written in 2003, continued rate increases, growth in agency commission, control over expenses, including lower producer commission expense, and leveraging of fixed costs.

      Revenues for the three months ended March 31, 2004 increased $20.2 million, or 45.5%, to $64.5 million from $44.3 million for the comparable period in 2003. This increase reflects a $22.3 million, or 81.5%, increase in net earned premium. The growth in net earned premium reflects the earning pattern of programs written in 2003. These programs include the conversion of an existing west-coast commercial transportation program to the Company’s insurance subsidiaries, the impact of a renewal rights contract for a select group of association-endorsed workers’ compensation programs which had decades of profitable underwriting experience, the implementation of an excess liability program for public entities with a statistically proven twenty-year track record, the return of profitable programs, and the impact of an overall 13.6% rate increase achieved in 2003. This increase was partially offset by the anticipated reduction in managed fee revenue from two limited duration or closed end administrative services and claims contracts in the State of Missouri.

Specialty Risk Management Operations

      The following table sets forth the revenues and results from operations for specialty risk management operations (in thousands):

	For the Three Months
	Ended March 31,

	2004	2003

Revenue:
Net earned premiums	$49,713	$27,384
Management fees	4,711	5,348
Claims fees	2,701	4,382
Loss control fees	545	577
Reinsurance brokerage	147	55
Investment income	3,591	3,340
Net realized (losses) gains on investments	(120)	205

Total revenue	$61,288	$41,291

Pre-tax income
Specialty risk management operations	$3,096	$2,636

      Revenues from specialty risk management operations increased $20.0 million, or 48.4%, to $61.3 million for the three months ended March 31, 2004, from $41.3 million for the comparable period in 2003.

      Net earned premium increased $22.3 million, or 81.5%, to $49.7 million in the three months ended March 31, 2004, from $27.4 million in the comparable period in 2003. As previously mentioned, this increase is the result of increased written premium in the last three quarters of 2003 that are recognized as earned premium in 2004.

      Management fees decreased $637,000, or 11.9%, to $4.7 million for the three months ended March 31, 2004, from $5.3 million for the comparable period in 2003. The decrease in management fees reflects a shift in fee-for-service revenue previously generated from a third-party contract to internally generated fee revenue that is eliminated upon consolidation. The transition of such fees is directly related to the Company’s previously mentioned renewal rights contract. All other management fee revenue remained relatively consistent in comparison to 2003.

      Claim fees decreased $1.7 million, or 38.4%, to $2.7 million, from $4.4 million for the comparable period in 2003. The decrease in claim fees reflects a similar shifting of revenue previously generated from third-party contracts to internally generated fee revenue that is eliminated upon consolidation. The transition of such fees is directly related to the Company’s renewal rights contract. All other claim fee revenue remained relatively consistent in comparison to 2003.

      Net investment income increased $251,000, or 7.5%, to $3.6 million in 2004, from $3.3 million in 2003. Average invested assets increased $41.4 million, or 14.3%, to $331.1 million in 2004, from $289.6 million in 2003. The increase in average invested assets reflects cash flows from underwriting activities and growth in gross written premiums during 2003 and 2004. The average investment yield for March 31, 2004 was 4.4%, compared to 4.6% for the comparable period in 2003. The current pre-tax book yield is 4.2% and current after-tax book yield is 3.0%. The decline in investment yield reflects the accelerated prepayment speeds in mortgage-backed securities, and reinvestment of cash flows in municipal bonds and other securities in an interest rate environment where macro rates are relatively low and declining during the period.

      Specialty risk management operations generated pre-tax income of $3.1 million for the three months ended March 31, 2004, compared to pre-tax income of $2.6 million for the comparable period in 2003. This increase in pre-tax income demonstrates the improvement in underwriting results and the further leveraging of fixed costs as the Company continues to experience controlled growth of premium volume. The generally accepted accounting principles (“GAAP”) combined ratio was 102.0% for the three months ended March 31, 2004, compared to 105.5% for the same period in 2003.

      Net loss and loss adjustment expenses (“LAE”) increased $15.3 million, or 89.2%, to $32.5 million for the three months ended March 31, 2004, from $17.2 million for the same period in 2003. The Company’s loss and LAE ratio increased by 1.2 percentage points to 70.2% for the three months ended March 31, 2004, from 69.0% for the same period in 2003. This ratio is the unconsolidated net loss and LAE in relation to net earned premium. The increase in the loss and LAE ratio reflects the impact of a $1.8 million, or 3.6 percentage points, increase in net ultimate loss estimates for prior accident years in 2004 compared to $331,000, or 1.2 percentage points, for the comparable period of 2003. The change in net ultimate loss estimates in 2004 is described in the reserve section below. This increase is partially offset by an improvement in the current accident year loss ratio which reflects rate increases achieved during 2004 and the addition of earned premium from profitable programs.

      The Company’s expense ratio improved 4.7 percentage points to 31.8% for the three months ended March 31, 2004, from 36.5% for the same period in 2003. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium. This improvement reflects an overall improvement in gross commissions in relation to an increased net earned premium basis. In addition, this improvement reflects the ability to leverage fixed costs and a decrease in insurance related assessments.

Agency Operations

      The following table sets forth the revenues and results from operations for agency operations (in thousands):

	For the Three
	Months Ended
	March 31,

	2004	2003

Net commission	$4,779	$4,147
Pre-tax income*	$2,496	$2,052

*	Excluding the allocation of corporate overhead

      Revenue from agency operations, which consists primarily of agency commission revenue, increased $632,000, or 15.2%, to $4.8 million for the three months ended March 31, 2004, from $4.1 million for the comparable period in 2003. This increase is primarily the result of rate increases and increases in new business and contingent commissions.

      Agency operations generated pre-tax income, before corporate overhead, of $2.5 million for the three months ended March 31, 2004, compared to $2.1 million for the comparable period in 2003. The improvement in the pre-tax margin is primarily attributable to the overall increase in revenue.

Other Items

Reserves

      At March 31, 2004, management’s best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $197.5 million. Management established a reasonable range of reserves of approximately $183.9 million to $211.9 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$104,070	$116,807	$110,770
Commercial Multiple Peril/General Liability	37,962	46,848	41,595
Commercial Automobile	26,712	30,090	28,432
Other	15,132	18,147	16,667

Net Reserves	$183,876	$211,892	$197,464

(1)	Includes Residual Markets

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

      The key assumptions used in management’s selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the three months ended March 31, 2004, and the years ended December 31, 2003 and 2002.

      For the three months ended March 31, 2004, the Company reported an increase in net ultimate loss estimates for accident years 2003 and prior to be $1.8 million, or 0.9% of $192.0 million of net loss and LAE reserves at December 31, 2003. The increase in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2004 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of the

Company’s reserves during 2004. The major components of this change in ultimates are as follows (in thousands):

		Reserves of
		Deconsolidated	Incurred Losses			Paid Losses
	Reserves at	Subsidiary at							Reserves at
	December 31,	December 31,	Current	Prior	Total	Current	Prior	Total	March 31,
Line of Business	2003	2003(1)	Year	Years	Incurred	Year	Years	Paid	2004

Workers’ Compensation	$91,587	$(2,250)	$14,721	$1,387	$16,108	$102	$10,765	10,867	$94,578
Residual Markets	14,506	—	3,785	(473)	3,312	1,254	372	1,626	16,192
Commercial Multiple Peril/ General Liability	42,389	(737)	4,381	282	4,663	(180)	4,900	4,720	41,595
Commercial Automobile	27,515	—	5,058	825	5,883	396	4,570	4,966	28,432
Other	16,022	(2)	2,761	(218)	2,543	172	1,724	1,896	16,667

Net Reserves	$192,019	$(2,989)	$30,706	$1,803	$32,509	$1,744	$22,331	24,075	197,464

Reinsurance Recoverable	147,446								152,337

Consolidated	$339,465								$349,801

			Re-estimated	Development
	Reserves at	Reserves at	Reserves at	as a Percentage
	December 31,	January 1,	March 31, 2004	of Prior
Line of Business	2003	2004(1)	on Prior Years	Year Reserves

Workers’ Compensation	$91,587	$89,337	$90,724	1.5%
Commercial Multiple Peril/ General Liability	42,389	41,652	41,934	0.7%
Commercial Automobile	27,515	27,515	28,340	2.9%
Other	16,022	16,020	15,802	-1.4%

Sub-total	177,513	174,524	176,800	1.3%
Residual Markets	14,506	14,506	14,033	-3.4%

Total Net Reserves	$192,019	$189,030	$190,833	0.9%

(1)	In accordance with FIN 46(R), the Company performed an evaluation of its business relationships and determined that its wholly-owned subsidiary, American Indemnity Insurance Company, Ltd., (“AIIC”), did not meet the tests for consolidation, as neither the Company, nor its subsidiary Star, are the primary beneficiaries of AIIC. Therefore, effective January 1, 2004, the Company deconsolidated AIIC on a prospective basis in accordance with the provisions of FIN 46(R). The adoption of FIN 46(R) and the deconsolidation of AIIC did not have a material impact on the Company’s consolidated balance sheet or consolidated statement of income. Refer to New Accounting Pronouncements of Management’s Discussion and Analysis.

Workers’ Compensation Excluding Residual Markets

      The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets increased $1.4 million, or 1.5% of net workers’ compensation reserves. This net overall increase reflects an increase of $2.6 million and $1.5 million in accident years 2003 and 2000, respectively. The increase in ultimate loss estimates for accident year 2003 reflects higher than expected emergence of claim activity related to one Alabama program and the acceleration of amortization of prepaid claims handling costs, while the increase in accident year 2000 reflects a re-allocation of estimated reserves between accident years 2000 and 1999. These increases were partially offset by reductions of $1.0 million, $1.1 million, and $1.1 million in the ultimate loss estimate for accident years 2002, 2001 and 1999, respectively. The decrease in ultimate loss estimates for 2002, 2001, and 1999, reflect better than expected experience on the Company’s core workers’ compensation programs primarily in Massachusetts and Tennessee. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril/ General Liability

      The commercial multiple peril line/general liability line of business had an increase in net ultimate loss estimates of $282,000, or 0.7% of net commercial multiple peril/general liability reserves. The net increase reflects an increase of $789,000, $436,000, and $307,000 in accident years 2003, 2001, and 1999, respectively. These increases in accident years 2003 and 2001 ultimate loss estimates reflect higher than expected emergence in claim activity in a general liability occurrence program within the Kansas City Branch during the three months ended March 31, 2004. In addition, approximately $500,000 of the increase in the ultimate loss estimate in 2003 reflects a re-allocation of reserves between accident years 2003 and 2002. The increase in accident year 1999 reflects an increase in one claim in an excess professional liability program. These increases were partially offset by reductions in the ultimate loss estimates of $390,000 and $768,000 for accident years 2002 and 2000, respectively. As mentioned above, the 2002 accident year was impacted by a re-allocation of reserves between accident years 2003 and 2002. The improvement in accident year 2000 reflects better than expected claims activity in two previously discontinued programs. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

      The projected net ultimate loss estimate for the commercial automobile line of business increased $825,000, or 2.9% of net commercial automobile reserves. This net overall increase reflects an increase of $516,000 and $468,000 in accident years 2002 and 2000, respectively. These increases reflect the impact of the change in the case reserve for one claim in a California program and the impact of higher than expected emergence in claims activity in a previously discontinued program. These increases were partially offset by a reduction of $149,000 in the ultimate loss estimate for accident year 2003 primarily related to automobile physical damage claim activity. The change in ultimate loss estimates for all other accident years was insignificant.

Other

      The other lines of business had a decrease in net ultimate loss estimates of $218,000, or 1.4% of net reserves on the other lines of business. The change reflects a reduction of $328,000 in accident year 2003, primarily from the property line of business. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

      The workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $473,000, or 3.4% of net reserves on the workers’ compensation residual market line of business. The change reflects a reduction of $546,000 in accident year 2003. The Company records loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to the Company due to a two quarter lag in reporting. This 2003 change reflects a difference between the Company’s estimate of the lag incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.

Salary and Employee Benefits and Other Administrative Expenses

      Salary and employee benefits for the three months ended March 31, 2004, increased $876,000, or 7.3%, to $12.8 million, from $11.9 million for the comparable period in 2003. This increase primarily reflects both merit increases and the accrual of anticipated variable compensation, which is directly tied to performance and profitability. These increases were partially offset by a slight decrease in staffing levels.

      Other administrative expenses decreased $456,000, or 6.4%, to $6.6 million, from $7.1 million for the comparable period in 2003. This decrease is primarily attributable to a reduction in overall bad debt expense in 2004 as compared to increases in related allowances recorded in 2003 on previously discontinued programs. Partially offsetting this decrease was an increase in policyholder dividends for 2004 as opposed to an $821,000 reduction in anticipated policyholder dividends reflected in 2003.

      Salary and employee benefits and administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of the Company’s segment information.

Interest Expense

      Interest expense for the three months ended March 31, 2004, increased by $78,000, or 32.9%, to $315,000, from $237,000 for the comparable period in 2003. Interest expense is primarily attributable to the Company’s term loan, line of credit, and the junior subordinated debentures, which are described below. Interest expense increased $136,000 as a result of the debentures issued on September 30, 2003. Offsetting this increase was a reduction in interest associated with the Company’s term loan and line of credit of $58,000, or 24.5%, to $179,000, from $237,000 in comparison to 2003. This decrease reflects a reduction in the average outstanding balance, offset by an increase in the average interest rate. The average outstanding balance during the three months ending March 31, 2004, was $17.6 million, compared to $26.8 million for the same period in 2003. The average interest rate increased in 2004 to 4.1%, compared to 3.5% in 2003 as a result of increases in the underlying eurocurrency based rate.

Taxes

      Federal income tax expense for the three months ended March 31, 2004, was $1.4 million, or 31.0% of income before taxes. For the same period last year, the Company reflected a federal income tax expense of $1.3 million, or 32.8% of income before taxes. The increase in tax expense is the result of an increase in earnings. The Company’s effective tax rate differs from the 34% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields.

      At March 31, 2004, the Company had a deferred tax asset of $14.3 million, $1.9 million of which is related to a net operating loss carryforward (“NOL”). Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb both the applicable reversing temporary differences and the NOL. At March 31, 2004, management concluded that the positive evidence supporting the generation of future taxable income sufficient to realize the deferred tax asset outweighed the negative evidence of the previous cumulative losses reported for the periods ended December 31, 2001, 2000, and 1999, which generated the NOL. This positive evidence includes cumulative pre-tax income of $7.0 million for the three years ended December 31, 2003, in addition to pre-tax income of $4.6 million for the three months ended March 31, 2004. Furthermore, the current market conditions that supported cumulative rate increases of 80.6% since the beginning of 2000 is expected to continue in 2004. In addition, while the Company had adverse development of $1.8 million, or 0.9% of $192.0 million of net loss and LAE reserves at December 31, 2003, loss reserves continue to stabilize with a calendar year 2004 loss and LAE ratio of 70.2% for the three months ended March 31, 2004. Also, the Company continues to have alternative tax strategies, which could generate capital gains from the potential sale of assets and/or subsidiaries. These capital gains would fully utilize the net operating loss of $1.9 million at March 31, 2004.

Other Than Temporary Impairments

      The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of the following factors: market value less than amortized cost for a six month period; rating downgrade or other credit event, e.g., failure to pay interest when due; financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; prospects for the issuer’s industry segment; intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. The Company evaluates its investments in securities to determine other than temporary impairment, no less than quarterly. Investments which are deemed impaired are written down to their estimated net fair value and the related losses recognized in income.

      At March 31, 2004, the Company had fifty-four securities that were in an unrealized loss position. These investments all had unrealized losses of less than ten percent. Positive evidence considered in reaching the Company’s conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) the Company also determined that the changes in market value were considered normal in relation to overall fluctuations in interest rates.

      The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	March 31, 2004

	Less than 12 months		Greater than 12 months

	Fair Value		Fair Value
	of Investments	Gross	of Investments	Gross
	with Unrealized	Unrealized	with Unrealized	Unrealized
	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$4,988	$(31)	$2,043	$(16)
Obligations of states and political subdivisions	12,360	(163)	114	—
Corporate securities	7,017	(90)	—	—
Mortgage-backed securities	13,907	(92)	1,053	(4)

Totals	$38,272	$(376)	$3,210	$(20)

      As of March 31, 2004, gross unrealized gains and (losses) on securities were $14.5 million and ($396,000), respectively.

Liquidity and Capital Resources

      The principal sources of funds, which include both regulated and non-regulated cash flows, for the Company and its subsidiaries, are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. The regulated sources of funds are insurance premiums, investment income, and proceeds from the maturity and sale of invested assets. These regulated funds are used for the payment of claims, policy acquisition and other underwriting expenses, and taxes relating to the regulated portion of net income. The non-regulated sources of funds are in the form of commission revenue, outside management fees, and intercompany management fees. These non-regulated sources of funds are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. The following table illustrates net income, excluding interest, depreciation, and amortization, between the Company’s regulated and non-regulated subsidiaries, which reconciles to the Company’s consolidated statement of income and statement of cash flows (in thousands):

	For the Three Months
	Ended March 31,

	2004	2003

Net income	$3,232	$2,756

Regulated Subsidiaries:
Net income	$1,411	$866
Depreciation and amortization	—	3
Interest	—	1

Net income, excluding interest, depreciation, and amortization	1,411	870

	For the Three Months
	Ended March 31,

	2004	2003

Adjustments to reconcile net income to net cash provided by operating activities	898	594
Changes in operating assets and liabilities	13,158	1,333

Total adjustments	14,056	1,927
Depreciation and amortization	—	(3)
Interest	—	(1)

Net cash provided by operating activities	$15,467	$2,793

Non-regulated Subsidiaries:
Net income	$1,821	$1,890
Depreciation and amortization	374	447
Interest	378	300

Net income, excluding interest, depreciation, and amortization	2,573	2,637

Adjustments to reconcile net income to net cash (used in) provided by operating activities	(135)	1,545
Changes in operating assets and liabilities	(996)	6,586

Total adjustments	(1,131)	8,131
Depreciation and amortization	(374)	(447)
Interest	(378)	(300)

Net cash provided by operating activities	$690	$10,021

Consolidated total adjustments	12,925	10,058

Consolidated net cash provided by operating activities	$16,157	$12,814

      Consolidated cash flow provided by operations for the three months ended March 31, 2004, was $16.2 million, compared to consolidated cash flow provided by operations of $12.8 million for the comparable period in 2003.

      Regulated subsidiaries’ cash flow provided by operations for the three months ended March 31, 2004, was $15.5 million, compared to $2.8 million for the comparable period in 2003. The increase in regulated cash flow from operations primarily reflects growth in written premiums and overall improved underwriting results.

      Non-regulated subsidiaries’ cash flow provided by operations for the three months ended March 31, 2004, was $691,000, compared to $10.0 million for the comparable period in 2003. The decrease in non-regulated cash flow from operations primarily reflects the inflow of cash related to the previously mentioned limited duration administrative services and claims contracts entered in the State of Missouri, beginning in 2003. At inception, these contracts resulted in a higher inflow of cash during the first quarter of 2003. As anticipated, for the duration of the remaining life of these contracts, there will be a decrease in the associated inflow of cash in comparison to prior periods. In addition, the decrease in cash flow from operations is the result of variable compensation payments made in the first quarter of 2004, related to 2003 performance and profitability. The decrease in cash flow from operations is also the result of intercompany tax payments made in the first quarter of 2004 to the regulated subsidiaries in accordance with the Company’s tax sharing agreement. These intercompany tax payments were made to compensate the regulated subsidiaries for the utilization of the previously mentioned NOL. These intercompany tax payments also contributed to the increase in regulated cash flow from operations. Although the non-regulated cash flow from operations significantly decreased in comparison to 2003, which was mainly the result of timing variances associated with the inflow of cash, net income, excluding interest, depreciation, and amortization, remained relatively consistent at $2.6 million, in comparison to 2003.

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

      The Company has a credit agreement that includes a term loan and a revolving line of credit. This credit agreement consists of a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The Company uses the revolving line of credit to meet short-term working capital needs. At March 31, 2004, the Company’s term loan had an outstanding balance of $12.8 million. The Company had no outstanding balance on the revolving line of credit at March 31, 2004. At December 31, 2003, the outstanding balance on the term loan was $14.0 million. The Company had no outstanding balance on the revolving line of credit at December 31, 2003. The term loan calls for quarterly amortization through July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.25 million in 2004, 2005 and 2006, with a final payment of $1.5 million on July 1, 2006. The revolving line of credit will expire on July 1, 2004, and is thereafter renewable on an annual basis. As part of the loan agreement, certain of the Company’s non-regulated subsidiaries guaranteed repayment of the credit facility and the Company pledged the stock of its non-regulated subsidiaries as collateral. The eurocurrency based rate as of March 31, 2004, for the term loan was 3.3%.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency based rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency based rates, is determined by the level of the fixed charge coverage ratio. Of all the covenants, the most restrictive covenant is the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. At March 31, 2004, this ratio was 6.9 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

      The Company was in compliance with all of its debt covenants, with the exception of one. The Insurance Company Subsidiaries are subject to two covenants which limit the gross written premium to surplus and net written premium to surplus ratios. Williamsburg National Insurance Company (“Williamsburg”) was in violation of the gross written premium to surplus ratio. This ratio was 3.3 to 1.0, compared to the covenant maximum of 3.0 to 1.0. Williamsburg was well within the net written premium to surplus ratio. This ratio was 0.3 to 1.0, compared to the covenant maximum of 2.5 to 1.0. The Company has obtained a waiver from its lender for the violation. Because Williamsburg has an intercompany reinsurance agreement with the Company’s leading insurance company subsidiary, Star, the relevancy of the gross written premium ratio on a subsidiary basis is minimal. The majority of Williamsburg’s gross written premiums are ceded to Star. Star’s gross and net written premium ratios were 1.3 to 1.0 and 1.5 to 1.0, respectively.

      In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 80% of the accounts receivable, which collateralize the line of credit. At March 31, 2004, this line of credit had an outstanding balance of $4.9 million. The line bears interest at the Prime Rate, which was 4.0% at March 31, 2004.

      At March 31, 2004, shareholders’ equity was $160.3 million, or $5.52 per common share, compared to $155.1 million, or $5.34 per common share, at December 31, 2003.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. Unless terminated earlier by resolution of the Company’s Board of Directors, the share repurchase plan will expire on the earlier of such expiration date or when the Company has repurchased all shares authorized for repurchase. As of March 31, 2004, the cumulative amount the Company repurchased and retired was 764,800 shares of common stock for a total cost of approximately $2.0 million. The Company did not repurchase any common stock during the quarter ended March 31, 2004. As of March 31, 2004, the Company has 1,235,200 shares remaining to be purchased.

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is limited by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2003 statutory financial statements, Star may only pay dividends to the Company during 2004 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2003 was negative $24.6 million. At March 31, 2004, earned surplus was negative $26.0 million. No statutory dividends were paid in 2003.

Tabular Disclosure of Contractual Arrangements

      The following table is a summary of the Company’s contractual obligations as of March 31, 2004 (in thousands):

	Payments Due by Period

		Less Than	One to	Three to	More than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$12,750	$5,000	$7,750	$—	$—
Operating lease obligations	10,954	2,885	3,012	1,753	3,304
Junior subordinated debentures	10,310	—	—	—	10,310

Total	$34,014	$7,885	$10,762	$1,753	$13,614

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

      At December 31, 2003, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $99.9 million at December 31, 2003, compared to the threshold requiring the minimum regulatory involvement of $45.7 million in 2003. At March 31, 2004, Star’s statutory surplus decreased $1.5 million to $98.4 million.

      Statutory accounting principles differ in some respects from generally accepted accounting principles (“GAAP”). These differences, among other differences, include the costs of acquiring and renewing business. Under statutory accounting principles these acquisition costs are expensed as premium is written, while under GAAP these costs are deferred and recognized as premium is earned over the terms of the policies or reinsurance treaties to which the costs relate. At March 31, 2004, the Company’s asset for deferred policy acquisition costs increased $2.7 million, or 14.2%, to $22.3 million, compared to $19.6 million at December 31, 2003. This increase reflects the increase in gross unearned premiums of $14.9 million, or 13.6%, to $124.6 million at March 31, 2004, compared to $109.7 million at December 31, 2003.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1 and 2.0 to 1, respectively. As of March 31, 2004, on a statutory consolidated basis, gross and net premium leverage ratios were 2.7 to 1.0 and 2.0 to 1.0, respectively.

      The Insurance Company Subsidiaries’ A.M. Best financial strength rating is a “B+” (Very Good) with a positive outlook. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level.

Off-Balance Sheet Arrangements

      On June 6, 2003, the Company entered into a Guaranty Agreement with a bank. The Company is guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, the Company is obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for the Company’s guaranty, the president and member of the insurance agency pledged 100% of the common shares of two other insurance agencies that he wholly owns. In the event of default on the term loan by the insurance agency, the Company has the right to sell any or all of the pledged insurance agencies’ common shares and use the proceeds from the sale to recover any amounts paid under the guaranty agreement. Any excess proceeds would be paid to the shareholder. As of March 31, 2004, no liability has been recorded with respect to the Company’s obligations under the guaranty agreement, since the collateral is in excess of the guaranteed amount.

New Accounting Pronouncements

      On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard had no effect on the Company’s financial statements.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN No. 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. Refer to Note 4 and Note 7 to the Consolidated Financial Statements for additional information regarding the effect of the adoption of FIN No. 45.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. In accordance with FIN 46, the Company performed an evaluation of its business relationships and determined that Meadowbrook Capital Trust I (“Trust”) was a variable interest entity; however, it was also determined that the Trust did not meet the qualifications for consolidation as the Trust equity was deemed to not be at risk. The adoption of FIN No. 46 did not have a material impact on the Company’s consolidated balance sheet or its consolidated statement of income. See Note 4 for additional information regarding the Company’s unconsolidated subsidiary trust.

      In December 2003, FIN 46 was revised as FIN 46(R), to address certain implementation issues and to defer full adoption into financial statements for periods ending after March 15, 2004, with earlier adoption permitted. In accordance with FIN 46(R), the Company performed an evaluation of its business relationships and determined that its wholly-owned subsidiary, AIIC, did not meet the tests for consolidation, as neither the Company, nor its subsidiary Star, are the primary beneficiaries of AIIC. Therefore, effective January 1, 2004, the Company deconsolidated AIIC on a prospective basis in accordance with the provisions of FIN 46(R). The adoption of FIN 46(R) and the deconsolidation of AIIC did not have a material impact on the Company’s consolidated balance sheet or consolidated statement of income.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      No material changes since December 31, 2003 Annual Report on Form 10-K.

Item 4.     Controls and Procedures

      The Company carried out an evaluation, as of March 31, 2004, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information relating to the Company (including its consolidated subsidiaries) required to be included in this quarterly report has been made known in a timely manner. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls during the quarter ended March 31, 2004.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The information required by this item is included under “Note 7 — Commitments and Contingencies” of the Company’s Form 10-Q for the three months ended March 31, 2004, which is hereby incorporated by reference.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The information required by this item is included under “Note 5 — Shareholders Equity” of the Company’s Form 10-Q for the three months ended March 31, 2004, which is hereby incorporated by reference.

Item 6.	Exhibits and Reports on Form 8-K

      (A) The following documents are filed as part of this Report:

Exhibit
No.	Description

10.1	Tri-Party Agreement between Meadowbrook Insurance Group, Inc., Kirco Development LLC, and Standard Federal Bank N.A., dated March 24, 2004.
10.2	Fourth Amendment to Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated April 29, 2004.
10.3	Fifth Amendment to Restated Credit Agreement and Waiver Under Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated May 7, 2004.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

      (B) Reports on Form 8-K:

      The Registrant filed a Current Report on Form 8-K dated February 17, 2004 for the purpose of furnishing the Company’s fourth quarter 2003 earnings release.

      The Registrant filed a Current Report on Form 8-K dated March 30, 2004, announcing the adoption of a rule 10b5-1 plan by the Registrant’s Chairman. A copy of the press release was included by exhibit.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOWBROOK INSURANCE GROUP, INC.

By:	/s/ KAREN M. SPAUN

Senior Vice President and
Chief Financial Officer

Dated: May 10, 2004

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Tri-Party Agreement between Meadowbrook Insurance Group, Inc., Kirco Development LLC, and Standard Federal Bank N.A., dated March 24, 2004.
10.2	Fourth Amendment to Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated April 29, 2004.
10.3	Fifth Amendment to Restated Credit Agreement and Waiver Under Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated May 7, 2004.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.