Form 10-Q
period 2004-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2004-08-09
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 5, 2004 was 29,062,483.

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Statements of Income (unaudited)	2-3
	Consolidated Statements of Comprehensive Income (unaudited)	4-5
	Consolidated Balance Sheets (unaudited)	6
	Consolidated Statement of Cash Flows (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	8-19
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20-36
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37-38
ITEM 4.	CONTROLS AND PROCEDURES	38
PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	39
ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	39
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	39
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	40
SIGNATURES		41
Long Term Incentive Plan
Purchase and Sale Agreement
Standard Offer, Agreement and Escrow Instructions
Indenture between Meadowbrook Ins. Group & JPMorgan Chase Bank
Amended & Restated Loan and Security Agreement
Sixth Amendment to Restated Credit Agreement
Indenture between Meadowbrook Ins. Group & Wilmington Trust Company
Seventh Amendment to Restated Credit Agreement
First Amendment to Purchase & Sale Agreement
Land Contract between Meadowbrok Ins. Group & MB Center II LLC
Certification of Robert S. Cubbin, Chief Executive Officer
Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer
Certification Pursuant to Section 906 by Robert S. Cubbin, CEO
Certification Pursuant to Section 906 by Karen M. Spaun, SVP and CFO

PART 1 — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Six Months Ended
	June 30,

	2004	2003

	(Unaudited)
	(In thousands,
	except share data)
Revenues
Premiums earned
Gross	$136,100	$93,590
Ceded	(33,304)	(29,976)

Net earned	102,796	63,614
Net commissions and fees	20,125	24,627
Net investment income	7,144	6,930
Net realized (losses) gains on disposition of investments	(152)	579

Total revenues	129,913	95,750

Expenses
Losses and loss adjustment expenses	101,411	76,240
Reinsurance recoveries	(36,076)	(34,945)

Net losses and loss adjustment expenses	65,335	41,295
Salaries and employee benefits	25,133	23,800
Policy acquisition and other underwriting expenses	16,458	9,749
Other administrative expenses	13,333	12,390
Interest expense	843	449

Total expenses	121,102	87,683

Income before taxes and equity earnings	8,811	8,067

Federal income tax expense	2,724	2,632
Equity earnings of affiliates	(35)	—

Net income	$6,052	$5,435

Earnings Per Share
Basic	$0.21	$0.19
Diluted	$0.21	$0.18
Weighted average number of common shares
Basic	29,030,836	29,358,267
Diluted	29,427,512	29,389,101

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	June 30,

	2004	2003

	(Unaudited)
	(In thousands,
	except share data)
Revenues
Premiums earned
Gross	$69,922	$48,277
Ceded	(16,839)	(12,047)

Net earned	53,083	36,230
Net commissions and fees	8,844	11,271
Net investment income	3,547	3,577
Net realized (losses) gains on disposition of investments	(32)	374

Total revenues	65,442	51,452

Expenses
Losses and loss adjustment expenses	49,997	48,917
Reinsurance recoveries	(17,171)	(24,808)

Net losses and loss adjustment expenses	32,826	24,109
Salaries and employee benefits	12,325	11,868
Policy acquisition and other underwriting expenses	8,896	5,993
Other administrative expenses	6,705	5,306
Interest expense	528	212

Total expenses	61,280	47,488

Income before taxes and equity earnings	4,162	3,964

Federal income tax expense	1,284	1,285
Equity earnings of affiliates	(58)	—

Net income	$2,820	$2,679

Earnings Per Share
Basic	$0.10	$0.09
Diluted	$0.10	$0.09
Weighted average number of common shares
Basic	29,036,164	29,214,563
Diluted	29,459,390	29,261,119

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Six
	Months Ended
	June 30,

	2004	2003

	(Unaudited)
	(In thousands)
Net income	$6,052	$5,435
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities	(4,671)	2,303
Less: reclassification adjustment for losses (gains) included in net income	60	(229)

Other comprehensive (loss) income, net of tax	(4,611)	2,074

Comprehensive income	$1,441	$7,509

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three
	Months Ended
	June 30,

	2004	2003

	(Unaudited)
	(In thousands)
Net income	$2,820	$2,679
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities	(6,405)	2,011
Less: reclassification adjustment for (gains) included in net income	(13)	(88)

Other comprehensive (loss) income, net of tax	(6,418)	1,923

Comprehensive (loss) income	$(3,598)	$4,602

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except share
	data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $293,876 and $260,330)	$297,811	$271,217
Equity securities available for sale, at fair value (cost of $1,980 and $1,980)	2,360	2,371

Total investments	300,171	273,588
Cash and cash equivalents	58,750	50,647
Accrued investment income	3,856	3,441
Premiums and agent balances receivable, net	95,113	77,554
Reinsurance recoverable on:
Paid losses	13,370	17,566
Unpaid losses	154,372	147,446
Prepaid reinsurance premiums	23,564	20,492
Deferred policy acquisition costs	22,352	19,564
Deferred federal income taxes	17,416	15,201
Goodwill	28,997	28,997
Other assets	37,526	37,770

Total assets	$755,487	$692,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$360,138	339,465
Unearned premiums	125,502	109,677
Debt	16,204	17,506
Debentures	35,310	10,310
Accounts payable and accrued expenses	29,789	26,283
Reinsurance funds held and balances payable	17,638	13,961
Payable to insurance companies	3,312	7,853
Other liabilities	10,571	12,098

Total liabilities	598,464	537,153

Commitments and contingencies (Note 6)
Shareholders’ Equity
Common stock, $0.01 stated value; authorized 50,000,000 shares; 29,040,733 and 29,022,435 shares issued and outstanding	290	290
Additional paid-in capital	125,595	125,181
Retained earnings	29,166	23,069
Note receivable from officer	(876)	(886)
Accumulated other comprehensive income	2,848	7,459

Total shareholders’ equity	157,023	155,113

Total liabilities and shareholders’ equity	$755,487	$692,266

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2004	2003

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$6,052	$5,435

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of goodwill and other intangible assets	191	140
Amortization of deferred debenture issuance costs	35	—
Depreciation of furniture and equipment	656	721
Net accretion of discount and premiums on bonds	822	909
Gain (loss) on sale of investments	92	(346)
Stock-based employee compensation	44	120
Long-term incentive plan expense	309	—
Deferred income tax expense	137	2,507
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(17,295)	(6,178)
Reinsurance recoverable on paid and unpaid losses	(1,118)	1,112
Prepaid reinsurance premiums	(2,645)	(3,054)
Deferred policy acquisition costs	(2,958)	(5,049)
Other assets	1,457	(2,950)
Increase (decrease) in:
Losses and loss adjustment expenses	20,673	(5,858)
Unearned premiums	15,825	31,419
Payable to insurance companies	(4,541)	(4,384)
Reinsurance funds held and balances payable	3,466	7,274
Other liabilities	5,096	8,373

Total adjustments	20,246	24,756

Net cash provided by operating activities	26,298	30,191

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(62,411)	(53,453)
Proceeds from sales and maturities of debt securities available for sale	25,944	29,916
Capital expenditures	(1,673)	(476)
Purchase of books of business	(272)	(313)
Deconsolidation of subsidiary	(4,218)	—
Other investing activities	1,775	1,689

Net cash used in investing activities	(40,855)	(22,637)

Cash Flows From Financing Activities
Proceeds from lines of credit	9,829	11,742
Payment of lines of credit	(11,131)	(23,454)
Net proceeds from debentures	24,250	—
Book overdraft	(343)	189
Share issuance (repurchases)	45	(1,563)
Other financing activities	10	(16)

Net cash provided by (used in) financing activities	22,660	(13,102)

Net increase (decrease) in cash and cash equivalents	8,103	(5,548)
Cash and cash equivalents, beginning of period	50,647	39,385

Cash and cash equivalents, end of period	$58,750	$33,837

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

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

      In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles requires management to make estimates. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results expected for the full year.

      These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2003.

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

      Outstanding options of 1,035,796 and 2,092,149 for the six months ended June 30, 2004 and 2003, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 340,659 and 30,834 for the six months ended June 30, 2004 and 2003, respectively. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 82,567 for the six months ended June 30, 2004. Outstanding warrants of 300,000 for the six months ended June 30, 2003, have been excluded from the diluted earnings per share, as they were anti-dilutive.

      Outstanding options of 1,035,796 and 2,092,149 for the three months ended June 30, 2004 and 2003, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 319,358 and 46,556 for the three months ended June 30, 2004 and 2003, respectively. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 77,318 for the three months ended June 30, 2004. Outstanding warrants of 300,000 for the three months ended June 30, 2003, have been excluded from the diluted earnings per share, as they were anti-dilutive.

Stock Options

      Effective January 1, 2003, the Company adopted the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”, utilizing the prospective method. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. Upon implementation of SFAS No. 148 in 2003, the Company is recognizing stock-based compensation expense for awards granted after January 1, 2003.

      Prior to the adoption of SFAS No. 148, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25. Under the intrinsic value method, compensation expense is determined on the measurement date, that is the first date on which both the number of shares the employee is entitled to receive, and the exercise price are known. Compensation expense, if any, resulting from stock options granted by the Company is determined based on the difference between the exercise price and the fair market value of the underlying common stock at the date of grant. The Company’s stock option plans require the exercise price of the grants to be at the current fair market value of the stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for the periods ending June 30, 2004 and 2003 would be as follows (in thousands):

	For the Six Months
	Ended June 30,

	2004	2003

Net income, as reported	$6,052	$5,435
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	29	79
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(251)	(515)

Pro forma net income	$5,830	$4,999

Earnings per share:
Basic — as reported	$0.21	$0.19
Basic — pro forma	$0.20	$0.17
Diluted — as reported	$0.21	$0.18
Diluted — pro forma	$0.20	$0.17

	For the
	Three Months
	Ended June 30,

	2004	2003

Net income, as reported	$2,820	$2,679
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	11	22
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(117)	(229)

Pro forma net income	$2,714	$2,472

Earnings per share:
Basic — as reported	$0.10	$0.09
Basic — pro forma	$0.09	$0.08
Diluted — as reported	$0.10	$0.09
Diluted — pro forma	$0.09	$0.08

      The Black-Scholes valuation model utilized the following annualized assumptions for 2003: Risk-free interest rate of 2.90%, no dividends were declared in 2003, the volatility factor for the expected market price of the Company’s common stock is 0.586, and the weighted average expected life of options is 5.0 for the 2003 grants. No options were granted during the six months ended June 30, 2004.

      Compensation expense of $44,000 and $120,000 has been recorded in the six months ended June 30, 2004 and 2003, respectively, under SFAS 148. Compensation expense of $17,000 and $34,000 has been recorded in the three months ended June 30, 2004 and 2003, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. In accordance with FIN No. 46, the Company performed an evaluation of its business relationships and determined that Meadowbrook Capital Trust I (“Trust”) was a variable interest entity; however, it was also determined that the Trust did not meet the qualifications for consolidation as the Trust equity was deemed to not be at risk. The adoption of FIN No. 46 did not have a material impact on the Company’s consolidated balance sheet or its consolidated statement of income. See Note 3 for additional information regarding the Company’s unconsolidated subsidiary trust.

      In December 2003, FIN No. 46 was revised as FIN No. 46(R) to address certain implementation issues and to defer full adoption into financial statements for periods ending after March 15, 2004, with earlier adoption permitted. In accordance with FIN No. 46(R), the Company performed an evaluation of its business relationships and determined that its wholly-owned subsidiary, AIIC, did not meet the tests for consolidation, as neither the Company, nor its subsidiary Star, are the primary beneficiaries of AIIC. Therefore, effective January 1, 2004, the Company deconsolidated AIIC on a prospective basis in accordance with the provisions of FIN No. 46(R). The adoption of FIN No. 46(R) and the deconsolidation of AIIC did not have a material impact on the Company’s consolidated balance sheet or consolidated statement of income.

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

      At June 30, 2004, the Company had reinsurance recoverables for paid and unpaid losses of $167.7 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or letters of credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 34.1% of the total recoverable for paid and unpaid losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Under the workers’ compensation reinsurance program, the reinsurers are responsible for 100% of each loss in excess of $350,000 up to $5.0 million for each claimant. In addition, there is coverage for loss events involving more than one claimant up to $50.0 million per occurrence.

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

      Effective August 1, 2003, the Company entered into a reinsurance agreement for reinsurance coverage of $4,500,000 in excess of $500,000 for each occurrence for policies covering losses in excess of the self-insured retention level for public entities. The reinsurance charge for this coverage is a minimum of 11% of subject premium plus 110% of losses ceded under this agreement; however, the adjusted premium cannot exceed 54%, the maximum rate under the agreement, or be less than the 11% minimum. Based upon an actuarial study, the probability of a loss to reinsurers under this treaty is less than 15% and does not transfer significant timing or underwriting risk, therefore under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” and Statement of Position 98-7 “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk”, the transactions under this treaty are accounted for using the interest method of deposit accounting. At June 30, 2004, for transactions under this contract, the Company carried a prepaid asset of $1.2 million and a deposit liability of $941,000. For the six months and the three months ended June 30, 2004, the Company recorded an operating expense of $1.5 million and $816,000, respectively, for the subject premium described above.

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

      Additionally, several small programs have separate reinsurance treaties in place, which limit the Company’s exposure to $300,000 or less.

      Facultative reinsurance is purchased for property values in excess of $5.0 million and casualty limits excess of $2.0 million or for coverage not protected by the treaty.

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At June 30, 2004, the Company had risk

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure in excess of collateral in the amount of $10.5 million, on these programs, of which the Company has an allowance of $7.5 million, related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which are in litigation with the Company. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. As of June 30, 2004, management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations. At June 30, 2004, the exposure amount in litigation with former risk-sharing partners which is not reserved or collateralized is $1.2 million.

Note 3 — Debt

Term Loan and Lines of Credit

      The Company has a credit agreement that includes a term loan and a revolving line of credit. This credit agreement consists of a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The Company uses the revolving line of credit to meet short-term working capital needs. At June 30, 2004, the Company’s term loan had an outstanding balance of $11.5 million. The Company had no outstanding balance on the revolving line of credit at June 30, 2004. At December 31, 2003, the outstanding balance on the term loan was $14.0 million. The Company had no outstanding balance on the revolving line of credit at December 31, 2003. The term loan calls for quarterly amortization through July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.25 million in 2004, 2005 and 2006, with a final payment of $1.5 million on July 1, 2006. The revolving line of credit will expire on September 1, 2004, and is thereafter renewable on an annual basis. The Company is currently renegotiating the terms of the line of credit with its lender. As part of the loan agreement, certain of the Company’s non-regulated subsidiaries guaranteed repayment of the credit facility and the Company pledged the stock of its non-regulated subsidiaries as collateral. The eurocurrency based rate as of June 30, 2004, for the term loan was 3.3%.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency based rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency based rates, is determined by the level of the fixed charge coverage ratio. Of all the covenants, the most restrictive covenant is the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. At June 30, 2004, this ratio was 10.4 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

      As of June 30, 2004, the Company was in compliance with all debt covenants.

      A non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At June 30, 2004, this line of credit had an outstanding balance of $4.7 million. The terms of this line of credit were amended on May 7, 2004. The amendments to the line of credit agreement included a change in the permitted borrowings from 80% to 75% of the accounts receivable, an increase in the line of credit from $6.0 million to $8.0 million, and amendments to the interest rates. The interest terms were amended to interest at the Prime Rate minus 0.5%, or a LIBOR-based rate option, plus 2.0%. On May 24, 2004, $3.5 million was moved into the LIBOR-based rate. At June 30, 2004, the Prime Rate minus 0.5%, was 3.75% and the LIBOR-based option was 3.3%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Debentures

      On April 29, 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.00%, which is non-deferrable. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction the Company incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense.

      On May 26, 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.20%, which is non-deferrable. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction the Company incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense.

      The proceeds from the issuance of the senior debentures may be used to support future premium growth through contributions to its Insurance Company Subsidiaries and general corporate purposes.

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

      The gross proceeds from the issuance of the TPS were used to purchase floating rate junior subordinated deferrable interest debentures (the “Debentures”) issued by the Company. The Debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time or from time to time for a period not exceeding five years, provided there is no event of default. The Debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%, which started in December 2003. The Debentures are callable by the Company at par beginning in October 2008. Associated with the Debentures, the Company incurred $300,000 of issuance costs, which have been capitalized and are included in other assets on the balance sheet. Issuance costs will be amortized over seven years as a component of interest expense. The Company estimates that the fair value of the Debentures issued approximates the gross proceeds of cash received at the time of issuance.

      The Debentures are unsecured obligations of the Company and are junior to the right of payment to all senior indebtedness of the Company. The Company has guaranteed that the payments made to the Trust will be distributed by the Trust to the holders of the TPS.

      The Company contributed $6.3 million of the proceeds from the issuance of the Debentures to its Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes.

Note 4 — Shareholders’ Equity

      At June 30, 2004, shareholders’ equity was $157.0 million, or a book value of $5.41 per common share, compared to $155.1 million, or a book value of $5.34 per common share, at December 31, 2003.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. Unless terminated earlier by resolution of the Company’s Board of Directors, the share repurchase plan will expire on the earlier of September 17, 2004, or when the Company has repurchased all shares authorized for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase. As of June 30, 2004, the cumulative amount the Company repurchased and retired was 764,800 shares of common stock for a total cost of approximately $2.0 million. The Company did not repurchase any common stock during the quarter ended June 30, 2004. As of June 30, 2004, the Company has 1,235,200 shares remaining which could be purchased.

Note 5 — Regulatory Matters and Rating Agencies

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is dictated by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2003 statutory financial statements, Star may only pay dividends to the Company during 2004 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2003 was negative $24.6 million. At June 30, 2004, earned surplus was negative $25.1 million. No statutory dividends were paid in 2003.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1.0 and 2.5 to 1.0, respectively. As of June 30, 2004, on a statutory consolidated basis, the gross and net premium leverage ratios were 2.8 to 1.0 and 2.2 to 1.0, respectively.

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

      At December 31, 2003, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $99.9 million at December 31, 2003, compared to the threshold requiring the minimum regulatory involvement of $45.7 million in 2003. At June 30, 2004, Star’s statutory surplus was $99.3 million.

      The Insurance Company Subsidiaries’ A.M. Best financial strength rating is a “B+” (Very Good) with a positive outlook. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Commitments and Contingencies

      On December 3, 2003, the Company entered into a Development Agreement with an unaffiliated third party for the construction of an office building on land currently owned by the Company for a contract price of $11.0 million. The office building will serve as the new location for the Company’s corporate offices.

      On June 6, 2003, the Company entered into a Guaranty Agreement with a bank. The Company is guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, the Company is obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for the Company’s guaranty, the president and member of the insurance agency pledged 100% of the common shares of two other insurance agencies that he wholly owns. In the event of default on the term loan by the insurance agency, the Company has the right to sell any or all of the pledged insurance agencies’ common shares and use the proceeds from the sale to recover any amounts paid under the guaranty agreement. Any excess proceeds would be paid to the shareholder. As of June 30, 2004, no liability has been recorded with respect to the Company’s obligations under the guaranty agreement, since the collateral is in excess of the guaranteed amount.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table sets forth the segment results (in thousands):

	For the Six Months
	Ended June 30,

	2004	2003

Revenues
Net earned premiums	$102,796	$63,614
Management fees	8,609	10,188
Claims fees	5,429	8,137
Loss control fees	1,077	1,126
Reinsurance brokerage	117	161
Investment income	7,133	6,904
Net realized (losses) gains on investments	(152)	579

Specialty risk management	125,009	90,709
Agency operations	8,772	7,822
Reconciling items	11	26
Intersegment revenue	(3,879)	(2,807)

Consolidated revenue	$129,913	$95,750

Pre-tax income:
Specialty risk management	$6,870	$5,517
Agency operations*	4,236	3,600
Reconciling items	(2,295)	(1,050)

Consolidated pre-tax income	$8,811	$8,067

*	Excluding the allocation of corporate overhead.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months
	Ended June 30,

	2004	2003

Revenues
Net earned premiums	$53,083	$36,230
Management fees	3,898	4,840
Claims fees	2,728	3,755
Loss control fees	532	549
Reinsurance brokerage	(30)	106
Investment income	3,542	3,564
Net realized (losses) gains on investments	(32)	374

Specialty risk management	63,721	49,418
Agency operations	3,993	3,675
Reconciling items	5	13
Intersegment revenue	(2,277)	(1,654)

Consolidated revenue	$65,442	$51,452

Pre-tax income:
Specialty risk management	$3,774	$2,881
Agency operations*	1,740	1,548
Reconciling items	(1,352)	(465)

Consolidated pre-tax income	$4,162	$3,964

*	Excluding the allocation of corporate overhead.

      The reconciling item included in the revenue relates to interest income in the holding company. The following table sets forth the pre-tax income reconciling items (in thousands):

	For the Six Months
	Ended June 30,

	2004	2003

Holding company expenses	$(1,261)	$(461)
Amortization	(191)	(140)
Interest expense	(843)	(449)

	$(2,295)	$(1,050)

	For the Three Months
	Ended June 30,

	2004	2003

Holding company expenses	$(732)	$(183)
Amortization	(92)	(70)
Interest expense	(528)	(212)

	$(1,352)	$(465)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Subsequent Events

      On May 19, 2004, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with an unaffiliated third-party, whereby, the Company sold the land and building located at 12641 W. 166th Street, Cerritos, California 90703 (the “Transaction”). The Transaction closed on July 19, 2004, with the acquirer paying $2,942,000 to the Company for the land and building. Contemporaneously, a subsidiary of the Company, Meadowbrook, Inc. entered into a Lease Agreement (the “Lease”) of the building with the acquirer commencing on July 19, 2004 and ending on July 19, 2014. Under the Lease, the initial rental rate was $18,380 per month, which shall be increased at the rate of 1.5% annually on each anniversary date of the lease term. The Company is currently evaluating the impact of the sale/leaseback agreement on its financial statements.

      As a part of the Transaction, the Company entered into an Exclusive Sale/Lease Agency Agreement (the “Agency Agreement”) with GVA Strategis. Michael Ziecik, a principal of GVA Strategis, is the son-in-law of the Chairman, Merton J. Segal. Under the Agency Agreement, the Company paid GVA Strategis a brokerage commission of $73,550 for its services in the Transaction.

      The Company owns certain real estate in Southfield, Michigan, which consists of approximately 9.2 acres. As indicated in Note 6 — Commitments and Contingencies, on December 3, 2003, the Company entered into a Development Agreement with Kirco Development, LLC, for the construction of the Company’s new corporate offices and certain common areas. This new building will be located on approximately 4.5 acres of the land.

      On December 4, 2003, the Company entered into a Purchase and Sale Agreement, wherein the Company sold the remaining 4.5 acres to Kirco Acquisition, LLC for the purpose of constructing an office building adjacent to the Company’s new corporate offices.

      Kirco Acquisition, LLC agreed to pay the Company $2,116,000, for the real estate and $1,239,310 for its share of the costs related to the common areas. A Land Contract was executed, whereby Kirco Acquisition, LLC agreed to pay the principal balance of $2,722,110, plus seven percent (7%) interest. The Land Contract will mature in 36 months and is subject to a balloon payment for the outstanding balance and the accrued interest thereon.

      This transaction closed in escrow on July 29, 2004, subject to the conveyance of certain land by the City of Southfield to the Company and Kirco Acquisition, LLC.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods ended June 30, 2004 and 2003

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

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Overview

      Net income for the six months ended June 30, 2004 was $6.1 million, or $0.21 per dilutive share, compared to net income of $5.4 million, or $0.18 per dilutive share, for the comparable period of 2003. This improvement reflects the earning pattern of controlled growth of premium in profitable programs which were written in the last two quarters of 2003 and the first quarter of 2004, continued rate increases, growth in agency commission, control over expenses, and leveraging of fixed costs.

      Revenues for the six months ended June 30, 2004 increased $34.2 million, or 35.7%, to $129.9 million from $95.7 million for the comparable period in 2003. This increase reflects a $39.2 million, or 61.6%, increase in net earned premium. The growth in net earned premium reflects the earning pattern of programs written in the last two quarters of 2003 and the first quarter of 2004. These programs include the conversion of an existing west-coast commercial transportation program to the Company’s insurance subsidiaries, the impact of a renewal rights contract for a select group of association-endorsed workers’ compensation programs which had decades of profitable underwriting experience, the implementation of an excess liability program for public entities with a statistically proven twenty-year track record, the return of profitable programs, the impact of an overall 13.6% rate increase achieved in 2003, and an overall 5.7% rate increase in 2004, which consisted of 2.3% in the workers’ compensation line of business and 10.6% in all other lines of business combined. This increase was partially offset by the anticipated reduction in managed fee revenue from two limited duration or closed end administrative services and claims contracts in the State of Missouri.

Specialty Risk Management Operations

      The following table sets forth the revenues and results from operations for specialty risk management operations (in thousands):

	For the Six Months
	Ended June 30,

	2004	2003

Revenue:
Net earned premiums	$102,796	$63,614
Management fees	8,609	10,188
Claims fees	5,429	8,137
Loss control fees	1,077	1,126
Reinsurance brokerage	117	161
Investment income	7,133	6,904
Net realized (losses) gains on investments	(152)	579

Total revenue	$125,009	$90,709

Pre-tax income
Specialty risk management operations	$6,870	$5,517

      Revenues from specialty risk management operations increased $34.3 million, or 37.8%, to $125.0 million for the six months ended June 30, 2004, from $90.7 million for the comparable period in 2003.

      Net earned premium increased $39.2 million, or 61.6%, to $102.8 million for the six months ended June 30, 2004, from $63.6 million in the comparable period in 2003. As previously mentioned, this increase is the result of increased written premium in the last two quarters of 2003 and the first quarter of 2004 that is recognized as earned premium in 2004.

      Management fees decreased $1.6 million, or 15.5%, to $8.6 million for the six months ended June 30, 2004, from $10.2 million for the comparable period in 2003. The decrease in management fees reflects an anticipated shift in fee-for-service revenue previously generated from a third-party contract to internally generated fee revenue that is eliminated upon consolidation. The transition of such fees is directly related to the Company’s previously mentioned renewal rights contract. Excluding revenue generated from the third-party contract, management fee revenue increased approximately $660,000 in comparison to 2003. This increase is primarily the result of higher premium volumes, which is the basis for the calculation of fee-for-service revenue, related to existing managed programs.

      Claim fees decreased $2.7 million, or 33.3%, to $5.4 million, from $8.1 million for the comparable period in 2003. The decrease in claim fees reflects a similar anticipated shifting of revenue previously generated from third-party contracts to internally generated fee revenue that is eliminated upon consolidation. The transition of such fees is directly related to the Company’s renewal rights contract. Excluding revenue generated from the third-party contract, claim fee revenue increased approximately $350,000 in comparison to 2003. This increase is primarily the result of higher premium volumes, which is the basis for the calculation of fee-for-service revenue, related to existing managed programs.

      Net investment income increased $229,000, or 3.3%, to $7.1 million in 2004, from $6.9 million in 2003. Average invested assets increased $39.3 million, or 13.2%, to $336.1 million in 2004, from $296.8 million for the comparable period in 2003. The increase in average invested assets reflects cash flows from underwriting activities and growth in gross written premiums during 2003 and 2004, as well as, net proceeds from capital raised through the issuance of long-term debt. The average investment yield for June 30, 2004 was 4.3%, compared to 4.7% for the comparable period in 2003. The current pre-tax book yield is 4.0% and current after-tax book yield is 2.9%. The decline in investment yield reflects the accelerated prepayment speeds in mortgage-backed securities and the reinvestment of cash flows in municipal bonds and other securities with lower interest rates. Over the past two years, the reinvestment of cash flows has shifted from maturing securities with higher yields being replaced by securities with lower yields in a declining interest rate environment. In addition, the capital raised during the period, which will be utilized before the end of the year, has been invested in short-term investments.

      Specialty risk management operations generated pre-tax income of $6.9 million for the six months ended June 30, 2004, compared to pre-tax income of $5.5 million for the comparable period in 2003. This increase in pre-tax income demonstrates the improvement in underwriting results and the further leveraging of fixed costs as the Company continues to experience controlled growth of premium volume. The generally accepted accounting principles (“GAAP”) combined ratio was 101.7% for the six months ended June 30, 2004, compared to 106.0% for the same period in 2003.

      Net loss and loss adjustment expenses (“LAE”) increased $24.0 million, or 58.2%, to $65.3 million for the six months ended June 30, 2004, from $41.3 million for the same period in 2003. The Company’s loss and LAE ratio decreased by 1.9 percentage points to 68.3% for the six months ended June 30, 2004, from 70.2% for the same period in 2003. This ratio is the unconsolidated net loss and LAE in relation to net earned premium. The decrease in the loss and LAE ratio reflects the impact of a $2.5 million, or 2.4 percentage points, increase in net ultimate loss estimates for prior accident years in 2004 compared to $2.3 million, or 3.5 percentage points, increase in net ultimate loss estimates, for the comparable period of 2003. The change in net ultimate loss estimates in 2004 is described in the reserve section below. This increase is partially offset by an improvement in the current accident year loss ratio which reflects rate increases achieved during 2004 and the addition of earned premium from profitable programs.

      The Company’s expense ratio improved 2.4 percentage points to 33.4% for the six months ended June 30, 2004, from 35.8% for the same period in 2003. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium. This improvement reflects an overall improvement in gross commissions in relation to an increased net earned premium basis. In addition, this improvement reflects the leveraging of fixed costs and a decrease in insurance related assessments. These improvements were slightly offset by an increase in ceded excess reinsurance expense primarily related to the previously mentioned excess liability program for public entities.

Agency Operations

      The following table sets forth the revenues and results from operations for agency operations (in thousands):

	For the Six Months
	Ended June 30,

	2004	2003

Net commission	$8,772	$7,822
Pre-tax income*	$4,236	$3,600

*	Excluding the allocation of corporate overhead

      Revenue from agency operations, which consists primarily of agency commission revenue, increased $950,000, or 12.1%, to $8.8 million for the six months ended June 30, 2004, from $7.8 million for the comparable period in 2003. This increase is primarily the result of rate increases and increases in new business and contingent commissions.

      Agency operations generated pre-tax income, before corporate overhead, of $4.2 million for the six months ended June 30, 2004, compared to $3.6 million for the comparable period in 2003. The improvement in the pre-tax margin is primarily attributable to the overall increase in revenue.

Other Items

Reserves

      At June 30, 2004, management’s best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $205.8 million. Management established a reasonable range of reserves of approximately $191.8 million to $220.6 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$108,048	$120,415	$114,317
Commercial Multiple Peril/General Liability	38,710	48,580	43,511
Commercial Automobile	27,898	31,787	29,498
Other	17,130	19,775	18,440

Net Reserves	$191,786	$220,557	$205,766

(1)	Includes Residual Markets

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

      The key assumptions used in management’s selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the six months ended June 30, 2004, and the years ended December 31, 2003 and 2002.

      For the six months ended June 30, 2004, the Company reported an increase in net ultimate loss estimates for accident years 2003 and prior to be $2.5 million, or 1.3% of $192.0 million of net loss and LAE reserves at December 31, 2003. The increase in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2004 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2004. The major components of this change in ultimates are as follows (in thousands):

		Reserves of
		Deconsolidated	Incurred Losses			Paid Losses
	Reserves at	Subsidiary at							Reserves at
	December 31,	December 31,	Current	Prior	Total	Current	Prior	Total	June 30,
Line of Business	2003	2003(1)	Year	Years	Incurred	Year	Years	Paid	2004

Workers’ Compensation	$91,587	$(2,250)	$30,036	$935	$30,971	$2,605	$20,030	$22,635	$97,673
Residual Markets	14,506	—	6,297	(927)	5,370	2,064	1,168	3,232	16,644
Commercial Multiple Peril/ General Liability	42,389	(737)	9,347	1,498	10,845	(249)	9,235	8,986	43,511
Commercial Automobile	27,515	—	10,688	1,015	11,703	1,753	7,967	9,720	29,498
Other	16,022	(2)	6,516	(70)	6,446	1,162	2,864	4,026	18,440

Net Reserves	192,019	$(2,989)	$62,884	$2,451	$65,335	$7,335	$41,264	$48,599	205,766

Reinsurance Recoverable	147,446								154,372

Consolidated	$339,465								$360,138

			Re-estimated	Development
	Reserves at	Reserves at	Reserves at	as a Percentage
	December 31,	January 1,	June 30, 2004	of Prior
Line of Business	2003	2004(1)	on Prior Years	Year Reserves

Workers’ Compensation	$91,587	$89,337	$90,272	1.0%
Commercial Multiple Peril/ General Liability	42,389	41,652	43,150	3.5%
Commercial Automobile	27,515	27,515	28,530	3.6%
Other	16,022	16,020	15,950	-0.4%

Sub-total	177,513	174,524	177,902	1.9%
Residual Markets	14,506	14,506	13,579	-6.8%

Total Net Reserves	$192,019	$189,030	$191,481	1.3%

(1)	In accordance with FIN 46(R), the Company performed an evaluation of its business relationships and determined that its wholly-owned subsidiary, American Indemnity Insurance Company, Ltd., (“AIIC”), did not meet the tests for consolidation, as neither the Company, nor its subsidiary Star, are the primary beneficiaries of AIIC. Therefore, effective January 1, 2004, the Company deconsolidated AIIC on a prospective basis in accordance with the provisions of FIN 46(R). The adoption of FIN 46(R) and the deconsolidation of AIIC did not have a material impact on the Company’s consolidated balance sheet or consolidated statement of income. Refer to New Accounting Pronouncements of Management’s Discussion and Analysis.

Workers’ Compensation Excluding Residual Markets

      The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets increased $935,000, or 1.0% of net workers’ compensation reserves. This net overall increase reflects an increase of $3.9 million and $1.0 million in accident years 2003 and 2000, respectively. The increase in ultimate loss estimates for accident year 2003 reflects higher than expected emergence of claim activity related to one Alabama program and the acceleration of amortization of prepaid claims handling costs, while the increase in accident year 2000 reflects a re-allocation of estimated reserves between accident years 2000 and 1999. These increases were partially offset by reductions of $1.4 million, $1.6 million, and $1.8 million in the ultimate loss estimate for accident years 2002, 2001 and 1999, respectively. The decrease in ultimate loss estimates for 2002 and 2001 reflect better than expected experience on the Company’s core workers’ compensation programs, primarily in Massachusetts and Tennessee, while the decrease in 1999 reflects a re-allocation of estimated reserves between accident years 2000 and 1999. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril/ General Liability

      The commercial multiple peril line/general liability line of business had an increase in net ultimate loss estimates of $1.5 million, or 3.5% of net commercial multiple peril/general liability reserves. The net increase reflects an increase of $847,000, $736,000, $535,000 and $461,000 in accident years 2003, 2002, 2001 and 1999, respectively. The increases in accident years 2003 and 2002 ultimate loss estimates reflect higher than expected emergence in claim activity in a general liability occurrence program within the Kansas City Branch during the six months ended June 30, 2004. The increase in accident year 2001 reflects higher than expected claims activity in one program in the Alabama branch. The increase in accident year 1999 reflects an increase in one claim in an excess professional liability program and development on a settlement in one discontinued program. These increases were partially offset by a reduction of $894,000 in the ultimate loss estimate for accident year 2000. The improvement in accident year 2000 reflects better than expected claims activity in two previously discontinued programs. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

      The projected net ultimate loss estimate for the commercial automobile line of business increased $1.0 million, or 3.6% of net commercial automobile reserves. This net overall increase reflects an increase of $516,000, $668,000 and $701,000 in accident years 2002, 2001 and 2000, respectively. These increases reflect the impact of the change in the case reserve for one claim in a California program and the impact of higher than expected emergence in claims activity in a previously discontinued program. These increases were partially offset by a reduction of $802,000 in the ultimate loss estimate for accident year 2003 related to automobile physical damage claim activity and a $271,000 reallocation of ultimate losses between 2003 and 2002. The change in ultimate loss estimates for all other accident years was insignificant.

Other

      The other lines of business had a decrease in net ultimate loss estimates of $70,000, or 0.4% of net reserves on the other lines of business. The change in ultimate loss estimates for all accident years was insignificant.

Residual Markets

      The workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $927,000, or 6.8% of net reserves on the workers’ compensation residual market line of business. The change reflects a reduction of $1.0 million in accident year 2003. The Company records loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to the Company due to a two quarter lag in reporting. This 2003 change reflects a difference between the Company’s estimate of the lag incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.

     Salary and Employee Benefits and Other Administrative Expenses

      Salary and employee benefits for the six months ended June 30, 2004, increased $1.3 million, or 5.6%, to $25.1 million, from $23.8 million for the comparable period in 2003. This increase primarily reflects both merit increases and the accrual of anticipated variable compensation, which is directly tied to performance and profitability. These increases were partially offset by a slight decrease in staffing levels.

      Other administrative expenses increased $943,000, or 7.6%, to $13.3 million, from $12.4 million for the comparable period in 2003. This increase is primarily attributable to an increase in policyholder dividends for 2004 as opposed to a $1.7 million reduction in anticipated policyholder dividends reflected in 2003. Partially offsetting this decrease was a reduction in overall bad debt expense in 2004 as compared to increases in related allowances recorded in 2003 on previously discontinued programs.

      Salary and employee benefits and administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of the Company’s segment information.

     Interest Expense

      Interest expense for the six months ended June 30, 2004, increased by $394,000, or 87.8%, to $843,000, from $449,000 for the comparable period in 2003. Interest expense is primarily attributable to the Company’s term loan, line of credit, and debentures, which are described below. Interest expense increased $454,000 as a result of the senior debentures and junior subordinated debentures. Offsetting this increase was a reduction in interest associated with the Company’s term loan and line of credit of $59,000, or 13.1%, to $390,000, from $449,000 in comparison to 2003. This decrease reflects a reduction in the average outstanding balance, offset by an increase in the average interest rate. The average outstanding balance during the six months ending June 30, 2004, was $16.9 million, compared to $26.6 million for the same period in 2003. The average interest rate increased in 2004 to 4.6%, compared to 3.4% in 2003 as a result of increases in the underlying eurocurrency based rate.

     Taxes

      Federal income tax expense for the six months ended June 30, 2004, was $2.7 million, or 30.9% of income before taxes. For the comparable period in 2003, the Company reflected a federal income tax expense of $2.6 million, or 32.6% of income before taxes. The Company’s effective tax rate differs from the 34% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields.

      At June 30, 2004, the Company had a deferred tax asset of $17.4 million, $548,000 of which is related to a net operating loss carryforward (“NOL”). Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb both the applicable reversing temporary differences and the NOL. At June 30, 2004, management concluded that the positive evidence supporting the generation of future taxable income sufficient to realize the deferred tax asset outweighed the negative evidence of the previous cumulative losses reported for the periods ended December 31, 2001, 2000, and 1999, which generated the NOL. This positive evidence includes cumulative pre-tax income of $7.0 million for the three years ended December 31, 2003, in addition to pre-tax income of $8.8 million for the six months ended June 30, 2004. Also, the Company continues to have alternative tax strategies, which could generate capital gains from the potential sale of assets and/or subsidiaries. These capital gains would fully utilize the net operating loss of $548,000 at June 30, 2004.

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

      At June 30, 2004, the Company had 183 securities that were in an unrealized loss position. These investments all had unrealized losses of less than ten percent. Positive evidence considered in reaching the Company’s conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) the Company also determined that the changes in market value were considered normal in relation to overall fluctuations in interest rates.

      The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	June 30, 2004

	Less than 12 Months		Greater than 12 Months

	Fair Value of		Fair Value of
	Investments	Gross	Investments	Gross
	with Unrealized	Unrealized	with Unrealized	Unrealized
	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$22,832	$(343)	$5,755	$(264)
Obligations of states and political subdivisions	41,396	(1,172)	1,077	(66)
Corporate securities	28,651	(723)	2,918	(221)
Mortgage-backed securities	26,672	(570)	5,974	(93)

Totals	$119,551	$(2,808)	$15,724	$(644)

      As of June 30, 2004, gross unrealized gains and (losses) on securities were $7.8 million and ($3.5) million, respectively.

Results of Operations for the Three Months Ended June 30, 2004 and 2003

Overview

      Net income for the three months ended June 30, 2004 was $2.8 million, or $0.10 per dilutive share, compared to net income of $2.7 million, or $0.09 per dilutive share, for the comparable period of 2003. Net income for the three months ended June 30, 2004 reflects the earning pattern of controlled growth of premium in profitable programs which were written in the last two quarters of 2003 and the first quarter of 2004, continued rate increases, growth in agency commission, and control over expenses.

      Revenues for the three months ended June 30, 2004 increased $13.9 million, or 27.2%, to $65.4 million from $51.5 million for the comparable period in 2003. This increase reflects a $16.9 million, or 46.5%, increase in net earned premium. The growth in net earned premium reflects the earning pattern of programs written in the last two quarters of 2003 and the first quarter of 2004. These programs include the conversion of an existing west-coast commercial transportation program to the Company’s insurance subsidiaries, the impact of a renewal rights contract for a select group of association-endorsed workers’ compensation programs which had decades of profitable underwriting experience, the implementation of an excess liability program for public entities with a statistically proven twenty-year track record, the return of profitable programs, and the impact of rate increases achieved in 2003 and 2004. This increase was partially offset by the anticipated reduction in managed fee revenue from two limited duration or closed end administrative services and claims contracts in the State of Missouri.

     Specialty Risk Management Operations

      The following table sets forth the revenues and results from operations for specialty risk management operations (in thousands):

	For the Three Months
	Ended June 30,

	2004	2003

Revenue:
Net earned premiums	$53,083	$36,230
Management fees	3,898	4,840
Claims fees	2,728	3,755
Loss control fees	532	549
Reinsurance brokerage	(30)	106
Investment income	3,542	3,564
Net realized (losses) gains on investments	(32)	374

Total revenue	$63,721	$49,418

Pre-tax income Specialty risk management operations	$3,774	$2,881

      Revenues from specialty risk management operations increased $14.3 million, or 28.9%, to $63.7 million for the three months ended June 30, 2004, from $49.4 million for the comparable period in 2003.

      Net earned premium increased $16.9 million, or 46.5%, to $53.1 million for the three months ended June 30, 2004, from $36.2 million in the comparable period in 2003. As previously mentioned, this increase is the result of increased written premium in the last two quarters of 2003 and the first quarter of 2004 that are recognized as earned premium in 2004.

      Management fees decreased $942,000, or 19.5%, to $3.9 million for the three months ended June 30, 2004, from $4.8 million for the comparable period in 2003. The decrease in management fees reflects an anticipated shift in fee-for-service revenue previously generated from a third-party contract to internally generated fee revenue that is eliminated upon consolidation. The transition of such fees is directly related to the Company’s previously mentioned renewal rights contract. Excluding revenue generated from the third-party contract, management fee revenue increased approximately $600,000 in comparison to 2003. This increase is partially the result of higher premium volumes, which is the basis for the calculation of fee-for-service revenue, related to specific existing managed programs. Also contributing to this increase was the recognition of $250,000 in profit sharing revenue related to a specific managed program. The profit sharing revenue related to this program for 2003 was recognized in the first quarter of 2003.

      Claim fees decreased $1.0 million, or 27.4%, to $2.7 million, from $3.7 million for the comparable period in 2003. The decrease in claim fees reflects a similar anticipated shifting of revenue previously generated from third-party contracts to internally generated fee revenue that is eliminated upon consolidation. The transition of such fees is directly related to the Company’s renewal rights contract. Excluding revenue generated from the third-party contract, claim fee revenue increased approximately $320,000 in comparison to 2003. This increase is partially the result of higher premium volumes, which is the basis for the calculation of fee-for-service revenue, related to specific existing managed programs.

      Net investment income decreased $22,000, or 0.6%, to $3.5 million in 2004. Average invested assets increased $42.6 million, or 14.2%, to $343.0 million for the three months ended June 30, 2004, from $300.4 million for the comparable in 2003. The increase in average invested assets reflects cash flows from underwriting activities and growth in gross written premiums during 2003 and 2004, as well as, net proceeds from capital raised through the issuance of long-term debt. The average investment yield for June 30, 2004 was 4.1%, compared to 4.8% for the comparable period in 2003. The current pre-tax book yield is 4.0% and current after-tax book yield is 2.9%. The decline in investment yield reflects the accelerated prepayment speeds in mortgage-backed securities and the reinvestment of cash flows in municipal bonds and other securities with lower interest rates. Over the past two years, the reinvestment of cash flows has shifted from maturing securities with higher yields being replaced by securities with lower yields in a declining interest rate environment. In addition, the capital raised during the period, which will be utilized before the end of the year, has been invested in short-term investments.

      Specialty risk management operations generated pre-tax income of $3.8 million for the three months ended June 30, 2004, compared to pre-tax income of $2.9 million for the comparable period in 2003. This increase in pre-tax income demonstrates the improvement in underwriting results as the Company continues to experience controlled growth of premium volume. The GAAP combined ratio was 101.3% for the three months ended June 30, 2004, compared to 106.4% for the same period in 2003.

      Net loss and loss adjustment expenses (“LAE”) increased $8.7 million, or 36.2%, to $32.8 million for the three months ended June 30, 2004, from $24.1 million for the same period in 2003. The Company’s loss and LAE ratio decreased by 4.6 percentage points to 66.5% for the three months ended June 30, 2004, from 71.1% for the same period in 2003. This ratio is the unconsolidated net loss and LAE in relation to net earned premium. The decrease in the loss and LAE ratio reflects a reduction in the increase in net ultimate loss estimates for prior accident years in 2004 compared to the same period in 2003. In 2004, the increase in net ultimate loss estimates for prior accident years was $648,000, compared to $1.9 million in 2003. This remaining improvement in the current accident year loss ratio reflects rate increases achieved during 2004 and the addition of earned premium from profitable programs.

      The Company’s expense ratio improved 0.5 percentage points to 34.8% for the three months ended June 30, 2004, from 35.3% for the same period in 2003. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium. This improvement reflects a decrease in insurance related assessments. This decrease was partially offset by an increase in ceded excess reinsurance expense primarily related to the previously mentioned excess liability program for public entities.

Agency Operations

      The following table sets forth the revenues and results from operations for agency operations (in thousands):

	For the Three
	Months Ended
	June 30,

	2004	2003

Net commission	$3,993	$3,675
Pre-tax income*	$1,740	$1,548

*	Excluding the allocation of corporate overhead

      Revenue from agency operations, which consists primarily of agency commission revenue, increased $318,000, or 8.7%, to $4.0 million for the three months ended June 30, 2004, from $3.7 million for the comparable period in 2003. This increase is primarily the result of rate increases and increases in new business.

      Agency operations generated pre-tax income, before corporate overhead, of $1.7 million for the three months ended June 30, 2004, compared to $1.5 million for the comparable period in 2003. The improvement in the pre-tax margin is primarily attributable to the overall increase in revenue.

Other Items

     Reserves

      For the quarter ended June 30, 2004, the Company reported an increase in net ultimate loss estimates for accident years 2003 and prior to be $648,000, or 0.3% of $192.0 million of net loss and LAE reserves at December 31, 2003. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2004.

     Salary and Employee Benefits and Other Administrative Expenses

      Salary and employee benefits for the three months ended June 30, 2004, increased $457,000, or 3.9%, to $12.3 million, from $11.9 million for the comparable period in 2003. This increase primarily reflects both merit increases and the accrual of anticipated variable compensation, which is directly tied to performance and profitability. These increases were partially offset by a slight decrease in staffing levels.

      Other administrative expenses increased $1.4 million, or 26.4%, to $6.7 million, from $5.3 million for the comparable period in 2003. This increase is primarily attributable to an increase in policyholder dividends for 2004 as opposed to an $872,000 reduction in anticipated policyholder dividends reflected in 2003.

      Salary and employee benefits and administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of the Company’s segment information.

     Interest Expense

      Interest expense for the three months ended June 30, 2004, increased by $316,000, or 149.1%, to $528,000, from $212,000 for the comparable period in 2003. Interest expense is primarily attributable to the Company’s term loan, line of credit, and debentures, which are described below. Interest expense increased $318,000 as a result of the senior debentures and junior subordinated debentures. Excluding the interest related to the debentures, interest expense remained constant in comparison to 2003. This is a result of a reduction of the average outstanding balance of the company’s term loan and line of credit being offset by an increase in the average interest rate. The average outstanding balance during the three months ending June 30, 2004, was $16.9 million, compared to $20.9 million for the same period in 2003. The average interest rate for the three months ended June 30, 2004, increased to 5.0%, compared to 4.1% for the comparable period in 2003. This increase is a result of increases in the underlying eurocurrency based rate.

     Taxes

      Federal income tax expense for the three months ended June 30, 2004, was $1.3 million, or 30.9% of income before taxes. For the same period last year, the Company reflected a federal income tax expense of $1.3 million, or 32.4% of income before taxes. The Company’s effective tax rate differs from the 34% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields.

Liquidity and Capital Resources

      The principal sources of funds, which include both regulated and non-regulated cash flows, for the Company and its subsidiaries, are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. The regulated sources of funds are insurance premiums, investment income, and proceeds from the maturity and sale of invested assets. These regulated funds are used for the payment of claims, policy acquisition and other underwriting expenses, and taxes relating to the regulated portion of net income. The non-regulated sources of funds are in the form of commission revenue, outside management fees, and intercompany management fees. These non-regulated sources of funds are used to meet debt service, shareholder dividends, and other operating expenses of the holding company and non-regulated subsidiaries. The following tables illustrate net income, excluding interest, depreciation, and amortization, between the

Company’s regulated and non-regulated subsidiaries, which reconciles to the Company’s consolidated statement of income and statement of cash flows (in thousands):

	For the Six Months
	Ended June 30,

	2004	2003

Net income	$6,052	$5,435

Regulated Subsidiaries:
Net income	$3,015	$2,258
Depreciation and amortization	—	6
Interest	—	—

Net income, excluding interest, depreciation, and amortization	3,015	2,264

Adjustments to reconcile net income to net cash provided by operating activities	910	1,338
Changes in operating assets and liabilities	20,623	13,465

Total adjustments	21,533	14,803
Depreciation and amortization	—	(6)
Interest	—	—

Net cash provided by operating activities	$24,548	$17,061

Non-regulated Subsidiaries:
Net income	$3,037	$3,177
Depreciation and amortization	848	854
Interest	969	577

Net income, excluding interest, depreciation, and amortization	4,854	4,608

Adjustments to reconcile net income to net cash (used in) provided by operating activities	1,376	2,712
Changes in operating assets and liabilities	(2,663)	7,241

Total adjustments	(1,287)	9,953
Depreciation and amortization	(848)	(854)
Interest	(969)	(577)

Net cash provided by operating activities	$1,750	$13,130

Consolidated total adjustments	20,246	24,756

Consolidated net cash provided by operating activities	$26,298	$30,191

	For the Three Months
	Ended June 30,

	2004	2003

Net income	$2,820	$2,679

Regulated Subsidiaries:
Net income	$1,605	$1,392
Depreciation and amortization	—	3
Interest	—	(1)

Net income, excluding interest, depreciation, and amortization	1,605	1,394

Adjustments to reconcile net income to net cash provided by operating activities	12	744
Changes in operating assets and liabilities	7,465	12,132

Total adjustments	7,477	12,876
Depreciation and amortization	—	(3)
Interest	—	1

Net cash provided by operating activities	$9,082	$14,268

Non-regulated Subsidiaries:
Net income	$1,215	$1,287
Depreciation and amortization	474	408
Interest	591	277

Net income, excluding interest, depreciation, and amortization	2,280	1,971

Adjustments to reconcile net income to net cash (used in) provided by operating activities	1,511	1,167
Changes in operating assets and liabilities	(1,667)	655

Total adjustments	(156)	1,822
Depreciation and amortization	(474)	(408)
Interest	(591)	(277)

Net cash provided by operating activities	$1,059	$3,109

Consolidated total adjustments	7,321	14,698

Consolidated net cash provided by operating activities	$10,141	$17,377

      Consolidated cash flow provided by operations for the six months ended June 30, 2004, was $26.3 million, compared to consolidated cash flow provided by operations of $30.2 million for the comparable period in 2003.

      Regulated subsidiaries’ cash flow provided by operations for the six months ended June 30, 2004, was $24.5 million, compared to $17.1 million for the comparable period in 2003. The increase in regulated cash flow from operations primarily reflects growth in written premiums and overall improved underwriting results.

      Non-regulated subsidiaries’ cash flow provided by operations for the six months ended June 30, 2004, was $1.8 million, compared to $13.1 million for the comparable period in 2003. The decrease in non-regulated cash flow from operations primarily reflects the inflow of cash related to the previously mentioned limited duration administrative services and claims contracts entered in the State of Missouri, beginning in 2003. At inception, these contracts resulted in a higher inflow of cash during the first quarter of 2003. As anticipated, for the duration of the remaining life of these contracts, there will be a decrease in the associated inflow of cash in comparison to prior periods. In addition, the decrease in cash flow from operations is the result of variable compensation payments made in the first quarter of 2004, related to 2003 performance and profitability. The decrease in cash flow from operations is also the result of intercompany tax payments made in the first quarter of 2004 to the regulated subsidiaries in accordance with the Company’s tax sharing agreement. These intercompany tax payments were made to compensate the regulated subsidiaries for the utilization of the previously mentioned NOL. These intercompany tax payments also contributed to the increase in regulated cash flow from operations. Although the non-regulated cash flow from operations significantly decreased in comparison to 2003, which was mainly the result of timing variances associated with the inflow of cash, net income, excluding interest, depreciation, and amortization, remained relatively consistent in comparison to 2003.

      On September 30, 2003, an unconsolidated subsidiary trust of the Company issued $10.0 million of mandatory redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. The Company’s trust received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. The gross proceeds from the issuance of the TPS were used to purchase floating rate junior subordinated deferrable interest debentures (the “Debentures”) issued by the Company. Debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%.

      On April 29, 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.00%, which is non-deferrable. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction the Company incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense.

      On May 26, 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.20%, which is non-deferrable. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction the Company incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense.

      The Company has a credit agreement that includes a term loan and a revolving line of credit. This credit agreement consists of a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The Company uses the revolving line of credit to meet short-term working capital needs. At June 30, 2004, the Company’s term loan had an outstanding balance of $11.5 million. The Company had no outstanding balance on the revolving line of credit at June 30, 2004. At December 31, 2003, the outstanding balance on the term loan was $14.0 million. The Company had no outstanding balance on the revolving line of credit at December 31, 2003. The term loan calls for quarterly amortization through July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.25 million in 2004, 2005 and 2006, with a final payment of $1.5 million on July 1, 2006. The revolving line of credit will expire on September 1, 2004, and is thereafter renewable on an annual basis. The Company is currently renegotiating the terms of the line of credit with its lender. As part of the loan agreement, certain of the Company’s non-regulated subsidiaries guaranteed repayment of the credit facility and the Company pledged the stock of its non-regulated subsidiaries as collateral. The eurocurrency based rate as of June 30, 2004, for the term loan was 3.3%.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency based rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency based rates, is determined by the level of the fixed charge coverage ratio. Of all the covenants, the most restrictive covenant is the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit as of the date of determination reduces the sum of these fixed charges. At June 30, 2004, this ratio was 10.4 to 1.0, compared to the covenant minimum of 1.2 to 1.0.

      As of June 30, 2004, the Company was in compliance with all debt covenants.

      A non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At June 30, 2004, this line of credit had an outstanding balance of $4.7 million. The terms of this line of credit were amended on May 7, 2004. The amendments to the line of credit agreement included a change in the permitted borrowings from 80% to 75% of the accounts receivable, an increase in the line of credit from $6.0 million to $8.0 million, and amendments to the interest rates. The interest terms were amended to interest at the Prime Rate minus 0.5%, or a LIBOR-based rate option, plus 2.0%. On May 24, 2004, $3.5 million was moved into the LIBOR-based rate. At June 30, 2004, the Prime Rate minus 0.5%, was 3.75% and the LIBOR-based option was 3.3%.

      At June 30, 2004, shareholders’ equity was $157.0 million, or $5.41 per common share, compared to $155.1 million, or $5.34 per common share, at December 31, 2003.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. Unless terminated earlier by resolution of the Company’s Board of Directors, the share repurchase plan will expire on the earlier of September 17, 2004, or when the Company has repurchased all shares authorized for repurchase. As of June 30, 2004, the cumulative amount the Company repurchased and retired was 764,800 shares of common stock for a total cost of approximately $2.0 million. The Company did not repurchase any common stock during the quarter ended June 30, 2004. As of June 30, 2004, the Company has 1,235,200 shares remaining which could be purchased.

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is limited by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2003 statutory financial statements, Star may only pay dividends to the Company during 2004 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2003 was negative $24.6 million. At June 30, 2004, earned surplus was negative $25.1 million. No statutory dividends were paid in 2003.

     Disclosure of Contractual Arrangements

      During the three months ended June 30, 2004, the Company’s contractual obligations changed materially from those discussed in the Company’s Annual Report and Form 10-K for the year ended December 31, 2003 in relation to the senior debentures described above and in Note 3 to the Consolidated Financial Statements. The debentures described above and in Note 3 mature in thirty years, therefore the Company’s contractual obligations for more than a five year period increased $25.0 million.

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

      At December 31, 2003, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $99.9 million at December 31, 2003, compared to the threshold requiring the minimum regulatory involvement of $45.7 million in 2003. At June 30, 2004, Star’s statutory surplus decreased $600,000 to $99.3 million.

      Statutory accounting principles differ in some respects from generally accepted accounting principles (“GAAP”). These differences, among other differences, include the costs of acquiring and renewing business. Under statutory accounting principles these acquisition costs are expensed as premium is written, while under GAAP these costs are deferred and recognized as premium is earned over the terms of the policies or reinsurance treaties to which the costs relate. At June 30, 2004, the Company’s asset for deferred policy acquisition costs increased $2.8 million, or 14.3%, to $22.4 million, compared to $19.6 million at December 31, 2003. This increase reflects the increase in gross unearned premiums of $15.8 million, or 14.4%, to $125.5 million at June 30, 2004, compared to $109.7 million at December 31, 2003.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1 and 2.5 to 1, respectively. As of June 30, 2004, on a statutory consolidated basis, gross and net premium leverage ratios were 2.8 to 1.0 and 2.2 to 1.0, respectively.

      The Insurance Company Subsidiaries’ A.M. Best financial strength rating is a “B+” (Very Good) with a positive outlook. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level.

     Off-Balance Sheet Arrangements

      On June 6, 2003, the Company entered into a Guaranty Agreement with a bank. The Company is guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, the Company is obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for the Company’s guaranty, the president and member of the insurance agency pledged 100% of the common shares of two other insurance agencies that he wholly owns. In the event of default on the term loan by the insurance agency, the Company has the right to sell any or all of the pledged insurance agencies’ common shares and use the proceeds from the sale to recover any amounts paid under the guaranty agreement. Any excess proceeds would be paid to the shareholder. As of June 30, 2004, no liability has been recorded with respect to the Company’s obligations under the guaranty agreement, since the collateral is in excess of the guaranteed amount.

New Accounting Pronouncements

      On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard had no effect on the Company’s financial statements.

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

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. In accordance with FIN No. 46, the Company performed an evaluation of its business relationships and determined that Meadowbrook Capital Trust I (“Trust”) was a variable interest entity; however, it was also determined that the Trust did not meet the qualifications for consolidation as the Trust equity was deemed to not be at risk. The adoption of FIN No. 46 did not have a material impact on the Company’s consolidated balance sheet or its consolidated statement of income. See Note 3 for additional information regarding the Company’s unconsolidated subsidiary trust.

      In December 2003, FIN No. 46 was revised as FIN No. 46(R), to address certain implementation issues and to defer full adoption into financial statements for periods ending after March 15, 2004, with earlier adoption permitted. In accordance with FIN No. 46(R), the Company performed an evaluation of its business relationships and determined that its wholly-owned subsidiary, AIIC, did not meet the tests for consolidation, as neither the Company, nor its subsidiary Star, are the primary beneficiaries of AIIC. Therefore, effective January 1, 2004, the Company deconsolidated AIIC on a prospective basis in accordance with the provisions of FIN No. 46(R). The adoption of FIN No. 46(R) and the deconsolidation of AIIC did not have a material impact on the Company’s consolidated balance sheet or consolidated statement of income.

Subsequent Events

      On May 19, 2004, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with an unaffiliated third-party, whereby, the Company sold the land and building located at 12641 W. 166th Street, Cerritos, California 90703 (the “Transaction”). The Transaction closed on July 19, 2004, with the acquirer paying $2,942,000 to the Company for the land and building. Contemporaneously, a subsidiary of the Company, Meadowbrook, Inc. entered into a Lease Agreement (the “Lease”) of the building with the acquirer commencing on July 19, 2004 and ending on July 19, 2014. Under the Lease, the initial rental rate was $18,380 per month, which shall be increased at the rate of 1.5% annually on each anniversary date of the lease term. The Company is currently evaluating the impact of the sale/leaseback agreement on its financial statements.

      As a part of the Transaction, the Company entered into an Exclusive Sale/Lease Agency Agreement (the “Agency Agreement”) with GVA Strategis. Michael Ziecik, a principal of GVA Strategis, is the son-in-law of the Chairman, Merton J. Segal. Under the Agency Agreement, the Company paid GVA Strategis a brokerage commission of $73,550 for its services in the Transaction.

      The Company owns certain real estate in Southfield, Michigan, which consists of approximately 9.2 acres. As indicated in Note 6 — Commitments and Contingencies, on December 3, 2003, the Company entered into a Development Agreement with Kirco Development, LLC, for the construction of the Company’s new corporate offices and certain common areas. This new building will be located on approximately 4.5 acres of the land.

      On December 4, 2003, the Company entered into a Purchase and Sale Agreement, wherein the Company sold the remaining 4.5 acres to Kirco Acquisition, LLC for the purpose of constructing an office building adjacent to the Company’s new corporate offices.

      Kirco Acquisition, LLC agreed to pay the Company $2,116,000, for the real estate and $1,239,310 for its share of the costs related to the common areas. A Land Contract was executed, whereby Kirco Acquisition, LLC agreed to pay the principal balance of $2,722,110, plus seven percent (7%) interest. The Land Contract will mature in 36 months and is subject to a balloon payment for the outstanding balance and the accrued interest thereon.

      This transaction closed in escrow on July 29, 2004, subject to the conveyance of certain land by the City of Southfield to the Company and Kirco Acquisition, LLC.

Forward-Looking Statements

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of the Company’s primary risk exposures and how those exposures are currently managed as of June 30, 2004. The Company’s market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

      Interest rate risk is managed within the context of asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration the Company’s surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and five years. At June 30, 2004, the Company’s fixed income portfolio had a modified duration of 3.43, compared to 3.27 at December 31, 2003.

      At June 30, 2004 the fair value of the Company’s investment portfolio was $300.2 million, 99.2% of which is invested in debt securities. The remaining 0.8% is invested in preferred stocks. The Company’s market risk to the investment portfolio is interest rate risk associated with debt securities. The Company’s exposure to equity price risk is not significant. The Company’s investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. In 2002, the Company emphasized taxable securities over tax-exempt securities in order to maximize after-tax income and the utilization of the net operating loss carryforward. During 2003 and continuing in 2004, the Company began to increase its holdings of tax-exempt securities based on the Company’s return to profitability and its desire to maximize after-tax investment income. For the Company’s investment portfolio, there were no significant changes in the Company’s primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2003. The Company does not anticipate significant changes in the Company’s primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

      A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In the Company’s sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. “Near term” means a period of up to one year from the date of the consolidated financial statements. In its sensitivity model, the Company uses fair values to measure its potential loss of debt securities assuming an upward parallel shift in interest rates to measure the hypothetical change in fair values. Based upon this sensitivity model, a 100 basis point immediate increase in interest rates produces a loss in fair value of market sensitive instruments of approximately $11.2 million, or 3.73%. This loss in fair value only reflects the impact of interest rate increases on the fair value of the Company’s debt securities. This loss after tax constitutes 4.7% of shareholders’ equity. The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Item 4.     Controls and Procedures

      As of June 30, 2004, the Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended). It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed in the paragraph below.

      During the quarter ended June 30, 2004, the CFO identified an error in the accounting for a reinsurance contract as it applies to a unique and newly implemented program. Upon investigation of this error, management concluded that a significant deficiency in internal controls over the reinsurance process existed. This deficiency was the result of the lack of adequate control procedures to incorporate on a timely basis specific provisions of reinsurance contracts into the financial reporting process. For the second quarter of 2004, and going forward, the reinsurance process now incorporates a second level of review for the accounting relating to new or changed reinsurance provisions by the Controller or CFO and the reinsurance department. This review also includes a verification of the accounting impact of all new or changed reinsurance provisions to the general ledger.

      Management has reviewed the impact of the error on the financial statements of prior periods and believes it does not have a material effect on the reported earnings in any quarter for 2003 and 2004. As a result, management has not restated its prior period financial statements.

      Management is assigning high priority to the short-term and long-term correction of this internal control deficiency. Management will continue to evaluate the effectiveness of the Company’s internal controls and procedures on an on-going basis and will take further action as appropriate. Other than implementing the improvements discussed above, there have been no other changes required in the Company’s internal controls over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The information required by this item is included under “Note 6 — Commitments and Contingencies” of the Company’s Form 10-Q for the six months ended June 30, 2004, which is hereby incorporated by reference.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The information required by this item is included under “Note 4 — Shareholders’ Equity” of the Company’s Form 10-Q for the six months ended June 30, 2004, which is hereby incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

      On May 11, 2004, the Company held its Annual Meeting of Shareholders (“Annual Meeting”) to consider and act upon the following proposals:

(1) The election of five (5) members to the Board of Directors of the Company;

(2) Ratification of the appointment of the Company’s independent accountants, PricewaterhouseCoopers, LLP; and

(3) The approval of the Restatement and Amendment of the 1995 and 2002 Stock Option Plans to permit restricted stock awards.

      The following Directors stood for election at the Annual Meeting: (1) Joseph S. Dresner; (2) Ralph Milo; (3) David Page; (4) Merton J. Segal; and (5) Herbert Tyner. The shareholders re-elected the Directors at the Annual Meeting and therefore, each shall continue in office. The vote tabulation for each Director was: (1) Joseph S. Dresner — 27,491,311 in favor and 171,021 withheld; (2) Ralph Milo — 27,575,909 in favor and 86,423 withheld; (3) David K. Page — 27,581,491 in favor and 80,841 withheld; (4) Merton J. Segal — 27,487,678 for and 174,654 withheld and (5) Herbert Tyner — 27,490,311 for and 172,021 withheld. Other Directors continuing in office after the meeting were as follows: Robert S. Cubbin, Hugh W. Greenberg, Florine Mark, Robert H. Naftaly, Robert W. Sturgis, Irvin F. Swider, Sr., and Bruce E. Thal.

      The shareholders ratified the appointment of PricewaterhouseCoopers, LLP by a vote of 27,622,442 in favor, 30,212 against and 9,678 abstained.

      The shareholders approved the Restatement and Amendment of the 1995 and 2002 Stock Option Plans to permit restricted stock awards by a vote of 18,314,377 in favor, 986,028 against, and 20,294 abstained. There were 8,341,633 broker non-votes on this proposal.

Item 6.	Exhibits and Reports on Form 8-K

      (A) The following documents are filed as part of this Report:

Exhibit
No.	Description

10.1	Meadowbrook Insurance Group, Inc. Amended and Restated 1995 Stock Option Plan (incorporated by reference from Proxy Statement for 2004 Annual Meeting of Shareholders).
10.2	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan (incorporated by reference from Proxy Statement for 2004 Annual Meeting of Shareholders).
10.3	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan.
10.4	Purchase and Sale Agreement between Kirco Acquisition LLC and Meadowbrook Insurance Group, Inc., dated December 4, 2003.
10.5	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate, dated April 26, 2004.
10.6	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004.
10.7	Amended and Restated Loan and Security Agreement between Liberty Premium Finance, Inc., and Comerica Bank, dated May 7, 2004.
10.8	Sixth Amendment to Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated May 26, 2004.
10.9	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated as of May 26, 2004.
10.10	Seventh Amendment to Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated June 30, 2004.
10.11	First Amendment to Purchase and Sale Agreement between Kirco Acquisition LLC and Meadowbrook Insurance Group, Inc., dated July 15, 2004.
10.12	Land Contract between Meadowbrook Insurance Group, Inc. and MB Center II LLC, dated July 15, 2004.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

      (B) Reports on Form 8-K:

      The Registrant filed a Current Report on Form 8-K dated May 3, 2004, announcing the completion of a pooled transaction in which the Registrant raised $13.0 million. A copy of the press release was included by exhibit.

      The Registrant filed a Current Report on Form 8-K dated May 10, 2004 for the purpose of furnishing the Company’s first quarter 2004 earnings release.

      The Registrant filed a Current Report on Form 8-K dated May 27, 2004, announcing the completion of a pooled transaction in which the Registrant raised $12.0 million. A copy of the press release was included by exhibit.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOWBROOK INSURANCE GROUP, INC.

By:	/s/ KAREN M. SPAUN

Senior Vice President and
Chief Financial Officer

Dated: August 9, 2004

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Meadowbrook Insurance Group, Inc. Amended and Restated 1995 Stock Option Plan (incorporated by reference from Proxy Statement for 2004 Annual Meeting of Shareholders).
10.2	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan (incorporated by reference from Proxy Statement for 2004 Annual Meeting of Shareholders).
10.3	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan.
10.4	Purchase and Sale Agreement between Kirco Acquisition LLC and Meadowbrook Insurance Group, Inc., dated December 4, 2003.
10.5	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate, dated April 26, 2004.
10.6	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004.
10.7	Amended and Restated Loan and Security Agreement between Liberty Premium Finance, Inc., and Comerica Bank, dated May 7, 2004.
10.8	Sixth Amendment to Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated May 26, 2004.
10.9	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated as of May 26, 2004.
10.10	Seventh Amendment to Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated June 30, 2004.
10.11	First Amendment to Purchase and Sale Agreement between Kirco Acquisition LLC and Meadowbrook Insurance Group, Inc., dated July 15, 2004.
10.12	Land Contract between Meadowbrook Insurance Group, Inc. and MB Center II LLC, dated July 15, 2004.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.