Form 10-Q
period 2004-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2004-11-08
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 5, 2004 was 29,067,883.

PART 1 — FINANCIAL INFORMATION

ITEM 1.                     Financial Statements

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In thousands,
	except share data)
Revenues
Premiums earned
Gross	$211,125	$147,895
Ceded	(55,366)	(44,094)

Net earned premiums	155,759	103,801
Net commissions and fees	32,794	35,430
Net investment income	10,901	10,127
Net realized (losses) gains on disposition of investments	(73)	878

Total revenues	199,381	150,236

Expenses
Losses and loss adjustment expenses	158,467	117,705
Reinsurance recoveries	(61,303)	(50,053)

Net losses and loss adjustment expenses	97,164	67,652
Salaries and employee benefits	39,417	36,172
Policy acquisition and other underwriting expenses	24,633	15,745
Other administrative expenses	20,202	18,206
Interest expense	1,529	656

Total expenses	182,945	138,431

Income before taxes and equity earnings	16,436	11,805

Federal income tax expense	5,160	3,870
Equity earnings of affiliates	28	—

Net income	$11,304	$7,935

Earnings Per Share
Basic	$0.39	$0.27
Diluted	$0.38	$0.27
Weighted average number of common shares
Basic	29,040,503	29,245,087
Diluted	29,420,049	29,287,573

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In thousands,
	except share data)
Revenues
Premiums earned
Gross	$75,025	$54,305
Ceded	(22,062)	(14,118)

Net earned premiums	52,963	40,187
Net commissions and fees	12,669	10,803
Net investment income	3,757	3,197
Net realized gains on disposition of investments	79	299

Total revenues	69,468	54,486

Expenses
Losses and loss adjustment expenses	57,056	41,465
Reinsurance recoveries	(25,227)	(15,108)

Net losses and loss adjustment expenses	31,829	26,357
Salaries and employee benefits	14,284	12,372
Policy acquisition and other underwriting expenses	8,175	5,996
Other administrative expenses	6,869	5,816
Interest expense	686	207

Total expenses	61,843	50,748

Income before taxes and equity earnings	7,625	3,738

Federal income tax expense	2,436	1,238
Equity earnings of affiliates	63	—

Net income	$5,252	$2,500

Earnings Per Share
Basic	$0.18	$0.09
Diluted	$0.18	$0.09
Weighted average number of common shares
Basic	29,059,626	29,022,419
Diluted	29,425,674	29,169,826

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Nine
	Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In thousands)
Net income	$11,304	$7,935
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities	(1,386)	297
Less: reclassification adjustment for losses (gains) included in net income	41	(236)

Other comprehensive (loss) income, net of tax	(1,345)	61

Comprehensive income	$9,959	$7,996

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three
	Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In thousands)
Net income	$5,252	$2,500
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	3,285	(2,006)
Less: reclassification adjustment for (gains) included in net income	(19)	(7)

Other comprehensive income (loss), net of tax	3,266	(2,013)

Comprehensive income	$8,518	$487

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except share
	data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $305,670 and $260,330)	$314,564	$271,217
Equity securities available for sale, at fair value (cost of $1,980 and $1,980)	2,349	2,371

Total investments	316,913	273,588
Cash and cash equivalents	62,736	50,647
Accrued investment income	3,774	3,441
Premiums and agent balances receivable, net	100,389	77,554
Reinsurance recoverable on:
Paid losses	18,744	17,566
Unpaid losses	158,983	147,446
Prepaid reinsurance premiums	24,433	20,492
Deferred policy acquisition costs	23,312	19,564
Deferred federal income taxes	13,677	15,201
Goodwill	28,997	28,997
Other assets	33,104	37,770

Total assets	$785,062	$692,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$372,142	$339,465
Unearned premiums	129,712	109,677
Debt	13,750	17,506
Debentures	35,310	10,310
Accounts payable and accrued expenses	31,994	26,283
Reinsurance funds held and balances payable	20,118	13,961
Payable to insurance companies	7,747	7,853
Other liabilities	8,457	12,098

Total liabilities	619,230	537,153

Commitments and contingencies (Note 6)
Shareholders’ Equity
Common stock, $0.01 stated value; authorized 50,000,000 shares; 29,067,883 and 29,022,435 shares issued and outstanding	290	290
Additional paid-in capital	125,880	125,181
Retained earnings	34,420	23,069
Note receivable from officer	(872)	(886)
Accumulated other comprehensive income	6,114	7,459

Total shareholders’ equity	165,832	155,113

Total liabilities and shareholders’ equity	$785,062	$692,266

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2004	2003

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$11,304	$7,935

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of goodwill and other intangible assets	284	256
Amortization of deferred debenture issuance costs	73	—
Depreciation of furniture and equipment	1,087	1,096
Net accretion of discount and premiums on bonds	1,318	1,394
(Gain) loss on sale of investments	63	(358)
Gain on sale of assets	(22)	—
Stock-based employee compensation	61	155
Long-term incentive plan expense	488	—
Deferred income tax expense	2,193	3,558
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(22,572)	(17,191)
Reinsurance recoverable on paid and unpaid losses	(11,104)	4,825
Prepaid reinsurance premiums	(3,514)	(4,207)
Deferred policy acquisition costs	(3,918)	(6,833)
Other assets	4,244	(1,635)
Increase (decrease) in:
Losses and loss adjustment expenses	32,677	(12,582)
Unearned premiums	20,035	42,953
Payable to insurance companies	(106)	(1,996)
Reinsurance funds held and balances payable	5,946	4,740
Other liabilities	4,807	9,462

Total adjustments	32,040	23,637

Net cash provided by operating activities	43,344	31,572

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(87,022)	(70,715)
Proceeds from sales and maturities of debt securities available for sale	38,294	47,293
Capital expenditures	(3,156)	(696)
Purchase of books of business	(361)	(397)
Proceeds from sale of assets	2,784	—
Deconsolidation of subsidiary	(4,218)	—
Other investing activities	2,398	2,091

Net cash used in investing activities	(51,281)	(22,424)

Cash Flows From Financing Activities
Proceeds from lines of credit	9,829	16,824
Payment of lines of credit	(13,585)	(30,017)
Net proceeds from debentures	24,250	9,700
Book overdraft	(607)	1,180
Share issuance (repurchases)	125	(1,563)
Other financing activities	14	5

Net cash provided by (used in) financing activities	20,026	(3,871)

Net increase in cash and cash equivalents	12,089	5,277
Cash and cash equivalents, beginning of period	50,647	39,385

Cash and cash equivalents, end of period	$62,736	$44,662

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

      Effective January 1, 2004, the Company deconsolidated its wholly owned subsidiary, American Indemnity Insurance Company, Ltd., (“AIIC”), due to the adoption of Financial Accounting Standards Board Interpretation Number (“FIN”) 46(R) — discussed further under the heading “New Accounting Pronouncements.”

      In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles requires management to make estimates. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results expected for the full year.

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

      Fee income, which includes risk management consulting, loss control, and claims services, is recognized in the period the services are provided. The claims processing fees are recognized as revenue over the estimated life of the claims, or the estimated life of the contract. For those contracts that provide services beyond the contractually defined termination date of the related contracts, fees are deferred in an amount equal to management’s estimate of the duration of the Company’s obligation to continue to provide services.

      Commission income, which includes reinsurance brokerage, is recorded on the later of the effective date or the billing date of the policies on which they were earned. Commission income is reported net of sub-producer commission expense. Commission and other adjustments are recorded when they occur and the Company maintains an allowance for estimated policy cancellations and commission returns.

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

Earnings Per Share

      Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options and warrants using the treasury stock method.

      Outstanding options of 976,020 and 2,090,149 for the nine months ended September 30, 2004 and 2003, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 307,386 and 42,486 for the nine months ended September 30, 2004 and 2003, respectively. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 72,160 for the nine months ended September 30, 2004. Outstanding warrants of 300,000 for the nine months ended September 30, 2003, have been excluded from the diluted earnings per share, as they were anti-dilutive.

      Outstanding options of 976,020 and 1,129,649 for the three months ended September 30, 2004 and 2003, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 296,481 and 121,605 for the three months ended September 30, 2004 and 2003, respectively. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 69,567 and 25,802 for the three months ended September 30, 2004 and 2003, respectively.

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

      Prior to the adoption of SFAS No. 148, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board Opinion No. 25. Under the intrinsic value method, compensation expense is determined on the measurement date, that is the first date on which both the number of shares the employee is entitled to receive, and the exercise price are known. Compensation expense, if any, resulting from stock options granted by the Company is determined based on the difference between the exercise price and the fair market value of the underlying common stock at the date of grant. The Company’s stock option plans require the exercise price of the grants to be at the current fair market value of the underlying common stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for the periods ending September 30, 2004 and 2003 would be as follows (in thousands):

	For the Nine Months
	Ended September 30,

	2004	2003

Net income, as reported	$11,304	$7,935
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	40	102
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(344)	(699)

Pro forma net income	$11,000	$7,338

Earnings per share:
Basic — as reported	$0.39	$0.27
Basic — pro forma	$0.38	$0.25
Diluted — as reported	$0.38	$0.27
Diluted — pro forma	$0.37	$0.25

	For the
	Three Months
	Ended September 30,

	2004	2003

Net income, as reported	$5,252	$2,500
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	11	23
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(93)	(184)

Pro forma net income	$5,170	$2,339

Earnings per share:
Basic — as reported	$0.18	$0.09
Basic — pro forma	$0.18	$0.08
Diluted — as reported	$0.18	$0.09
Diluted — pro forma	$0.18	$0.08

      The Black-Scholes valuation model utilized the following annualized assumptions for 2003: Risk-free interest rate of 2.90%, no dividends were declared in 2003, the volatility factor for the expected market price of the Company’s common stock is 0.586, and the weighted average expected life of options is 5.0 for the 2003 grants. No options were granted during the nine months ended September 30, 2004.

      Compensation expense of $61,000 and $155,000 has been recorded in the nine months ended September 30, 2004 and 2003, respectively, under SFAS 148. Compensation expense of $17,000 and $35,000 has been recorded in the three months ended September 30, 2004 and 2003, respectively.

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

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN No. 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. In accordance with FIN No. 46, the Company performed an evaluation of its business relationships and determined that Meadowbrook Capital Trust I (“Trust”) was a variable interest entity; however, it was also determined that the Trust did not meet the qualifications for consolidation because the Trust equity was deemed to not be at risk. The adoption of FIN No. 46 did not have a material impact on the Company’s consolidated balance sheet or its consolidated statement of income. See Note 3 for additional information regarding the Company’s unconsolidated subsidiary trust.

      In December 2003, FIN No. 46 was revised as FIN No. 46(R) to address certain implementation issues and to defer full adoption into financial statements for periods ending after March 15, 2004, with earlier adoption permitted. In accordance with FIN No. 46(R), the Company performed an evaluation of its business relationships and determined that its wholly-owned subsidiary, AIIC, did not meet the tests for consolidation, because neither the Company, nor Star are the primary beneficiaries of AIIC. Therefore, effective January 1, 2004, the Company deconsolidated AIIC on a prospective basis in accordance with the provisions of FIN No. 46(R). The adoption of FIN No. 46(R) and the deconsolidation of AIIC did not have a material impact on the Company’s consolidated balance sheet or consolidated statement of income.

      In November 2003, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. EITF Issue 03-1 applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses for a period sufficient for recovery of such losses. In September 2004, the FASB approved FASB Staff Position (“FSP”) EITF Issue 03-1-1, which delays the effective date for measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until certain issues are resolved. The delay of the recognition and measurement provisions is expected to be superceded concurrently with the issuance of a FSP, which will provide additional implementation guidance. The Company is currently evaluating the impact this guidance will have on its financial statements and will adopt the guidance at the time it is issued. The Company has previously implemented the disclosure requirements of EITF 03-1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At September 30, 2004, the Company had reinsurance recoverables for paid and unpaid losses of $177.7 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or letters of credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 32.5% of the total recoverable for paid and unpaid losses.

      The Company maintains an excess-of-loss reinsurance program designed to protect against large or unusual loss and loss adjustment expense activity. The Company determines the appropriate amount of reinsurance based on the Company’s evaluation of the risks accepted and analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. To date, in the aggregate, there have been no material disputes with the Company’s excess-of-loss reinsurers. No assurance can be given, however, regarding the future ability of any of the Company’s excess-of-loss reinsurers to meet their obligations.

      Under the workers’ compensation reinsurance treaty, the reinsurers are responsible for 100% of each loss in excess of $350,000 up to $5.0 million for each claimant. In addition, there is coverage for loss events involving more than one claimant up to $50.0 million per occurrence.

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

      Under the property reinsurance treaty, reinsurers are responsible for 100% of the amount of each loss in excess of $500,000 up to $5.0 million per location for an occurrence. In addition, there is coverage for loss events involving multiple locations up to $20.0 million after the Company has incurred $750,000 in loss.

      Effective September 30, 2004, the Company amended an existing reinsurance agreement that provided reinsurance coverage for policies with effective dates from August 1, 2003 to July 31, 2004, which were written in the Company’s public entity excess liability program. This reinsurance agreement provided coverage on an excess of loss basis for each occurrence in excess of the self-insured retention level for public entities and the Company’s retention. This reinsurance agreement was amended by revising premium rate and loss coverage terms, which effected a transfer of risk to the reinsurer and reduced the net estimated costs of reinsurance to the Company. The amended reinsurance cost for this coverage is a flat percentage of premium subject to this treaty and provides reinsurance coverage of $4.0 million in excess of $1.0 million for each occurrence in excess of the self-insured retention level for public entities. The original agreement provided for reinsurance coverage of $4.5 million in excess of $500,000 for each occurrence. It included a minimum premium charge, plus 110% of losses covered under the agreement up to a maximum premium charge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the original terms, an actuarial study indicated that significant timing or underwriting risk was not transferred to the reinsurer. Therefore, under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (SFAS 113) and Statement of Position 98-7 “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk”, the transactions under the original terms of the reinsurance agreement were accounted for using the interest method of deposit accounting for quarters prior to September 30, 2004. Based upon an actuarial study, management concluded that the amended reinsurance agreement transferred significant timing and underwriting risk to the reinsurer and, accordingly, it should be accounted for as reinsurance for the quarter ended September 30, 2004.

      Because the amended reinsurance agreement covers past insured events, it is accounted for as a retroactive reinsurance contract under SFAS No. 113. As a result of a transfer of risk to the reinsurer, the Company recorded a $2.0 million reclassification of prior period amounts from operating expense to ceded earned premium of $4.9 million and ceded incurred loss and loss adjustment expense of $2.9 million. Furthermore, as a result of the reduction in net estimated costs for reinsurance, the Company recorded a reduction of prior period estimated net reinsurance costs in the statement of income for the nine months and the three months ended September 30, 2004 of $813,000.

      The same amended terms also apply to the renewal of this reinsurance agreement for the period August 1, 2004 to January 31, 2006.

      In addition, the Company purchased $10.0 million in excess of $5.0 million for each occurrence, which is layered on top of the underlying $5.0 million of coverage for this specific program. Under this agreement, reinsurers are responsible for 100% of each loss in excess of $5.0 million for all lines except workers’ compensation, which is covered by the Company’s core catastrophic workers’ compensation treaty structure for up to $50.0 million per occurrence.

      Additionally, several small programs have separate reinsurance treaties in place, which limit the Company’s exposure to $300,000 or less.

      Facultative reinsurance is purchased for property values in excess of $5.0 million and casualty limits in excess of $2.0 million or for coverage not protected by the treaty.

      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At September 30, 2004, the Company had risk exposure in excess of collateral in the amount of $10.2 million on these programs, for which the Company has an allowance of $7.2 million related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which are in litigation with the Company. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. As of September 30, 2004, management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations. At September 30, 2004, the exposure amount in litigation with former risk-sharing partners, which is not reserved or collateralized, is $1.2 million.

Note 3 — Debt

Term Loan and Lines of Credit

      The Company has a credit agreement that includes a term loan and a revolving line of credit. This credit agreement consists of a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company uses the revolving line of credit to meet short-term working capital needs. At September 30, 2004, the Company’s term loan had an outstanding balance of $10.25 million. The Company had no outstanding balance on the revolving line of credit at September 30, 2004. At December 31, 2003, the outstanding balance on the term loan was $14.0 million. The Company had no outstanding balance on the revolving line of credit at December 31, 2003. The term loan calls for quarterly amortization through July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.25 million in 2004, 2005 and 2006, with a final payment of $1.5 million on July 1, 2006. As part of the loan agreement, certain of the Company’s non-regulated subsidiaries guaranteed repayment of the credit facility and the Company pledged the stock of its non-regulated subsidiaries as collateral. The revolving line of credit expired on November 1, 2004. The Company is currently renegotiating the terms of the line of credit with its lender.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency based rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency based rates, is determined by the level of the fixed charge coverage ratio. Of all the covenants, the most restrictive covenant is the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit facility as of the date of determination reduces the sum of these fixed charges. At September 30, 2004, this ratio was 9.1 to 1.0, compared to the covenant minimum of 1.2 to 1.0. The selected rate was the eurocurrency based rate, which was 3.4% at September 30, 2004.

      As of September 30, 2004, the Company was in compliance with all debt covenants.

      A non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At September 30, 2004, this line of credit had an outstanding balance of $3.5 million. The terms of this line of credit were amended on May 7, 2004. The amendments to the line of credit agreement included a change in the permitted borrowings from 80% to 75% of the accounts receivable, an increase in the line of credit from $6.0 million to $8.0 million, and amendments to the interest rates. The interest terms were amended to interest at the Prime Rate minus 0.5%, or a LIBOR-based rate option, plus 2.0%. At September 30, 2004, the LIBOR-based option was 3.8%.

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

      The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries as of September 30, 2004. The remaining proceeds from the issuance of the senior debentures may be used to support future premium growth through further contributions to the Insurance Company Subsidiaries and general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The gross proceeds from the issuance of the TPS were used to purchase floating rate junior subordinated deferrable interest debentures (the “Debentures”) issued by the Company. The Debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. The Debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%, which started in December 2003. The Debentures are callable by the Company at par beginning in October 2008. Associated with the Debentures, the Company incurred $300,000 of issuance costs, which have been capitalized and are included in other assets on the balance sheet. Issuance costs will be amortized over seven years as a component of interest expense. The Company estimates that the fair value of the Debentures issued approximates the gross proceeds of cash received at the time of issuance.

      The Debentures are unsecured obligations of the Company and are junior to the right of payment to all senior indebtedness of the Company. The Company has guaranteed that the payments made to the Trust will be distributed by the Trust to the holders of the TPS.

      The Company contributed $6.3 million of the proceeds from the issuance of the Debentures to its Insurance Company Subsidiaries and the remaining balance has been used for general corporate purposes.

Note 4 — Shareholders’ Equity

      At September 30, 2004, shareholders’ equity was $165.8 million, or a book value of $5.70 per common share, compared to $155.1 million, or a book value of $5.34 per common share, at December 31, 2003.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. The share repurchase plan expired on September 17, 2004. As of September 30, 2004, the cumulative amount the Company repurchased and retired was 764,800 shares of common stock for a total cost of approximately $2.0 million. The Company did not repurchase any common stock during the quarter ended September 30, 2004.

      At the Company’s regularly scheduled board meeting of November 3, 2004, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.

Note 5 — Regulatory Matters and Rating Agencies

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is dictated by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2003 statutory financial statements, Star may only pay dividends to the Company during 2004 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2003 was negative $24.6 million. At September 30, 2004, earned surplus was negative $23.1 million. No statutory dividends were paid in 2003 or 2004.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1.0 and 2.5 to 1.0, respectively. As of September 30, 2004, on a statutory consolidated basis, the gross and net premium leverage ratios were 2.6 to 1.0 and 2.0 to 1.0, respectively.

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

      At December 31, 2003, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $99.9 million at December 31, 2003, compared to the threshold requiring the minimum regulatory involvement of $45.7 million in 2003. At September 30, 2004, Star’s statutory surplus was $111.2 million.

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

      On June 6, 2003, the Company entered into a Guaranty Agreement with a bank. The Company is guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, the Company is obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for the Company’s guaranty, the president and member of the insurance agency pledged 100% of the common shares of two other insurance agencies that he wholly owns. In the event of default on the term loan by the insurance agency, the Company has the right to sell any or all of the pledged insurance agencies’ common shares and use the proceeds from the sale to recover any amounts paid under the guaranty agreement. Any excess proceeds would be paid to the shareholder. As of September 30, 2004, no liability has been recorded with respect to the Company’s obligations under the guaranty agreement, since the collateral is in excess of the guaranteed amount.

      The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Specialty Risk Management Operations

      The specialty risk management operations segment focuses on specialty or niche insurance business in which it provides various services and coverages that are tailored to meet specific requirements of defined client groups and their members. This includes, but is not limited to, providing services, such as risk management consulting, claims administration and handling, loss control and prevention, and reinsurance brokering, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of the Company’s agent-partners. The Company recognizes revenue related to the services and coverages the specialty risk management operations provide within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance brokerage, investment income, and net realized gain (loss) on investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the segment results (in thousands):

	For the Nine Months
	Ended September 30,

	2004	2003

Revenues
Net earned premiums	$155,759	$103,801
Management fees	12,557	14,710
Claims fees(1)	11,427	11,600
Loss control fees	1,629	1,729
Reinsurance brokerage	301	218
Investment income	10,884	10,119
Net realized (losses) gains on investments	(73)	878

Specialty risk management	192,484	143,055
Agency operations	13,196	11,349
Reconciling items	17	8
Intersegment revenue	(6,316)	(4,176)

Consolidated revenue	$199,381	$150,236

Pre-tax income:
Specialty risk management(1)	$13,696	$8,341
Agency operations*	6,209	5,065
Reconciling items	(3,469)	(1,601)

Consolidated pre-tax income	$16,436	$11,805

*	Excluding the allocation of corporate overhead.

	For the Three Months
	Ended September 30,

	2004	2003

Revenues
Net earned premiums	$52,963	$40,187
Management fees	3,948	4,522
Claims fees(1)	5,998	3,463
Loss control fees	552	603
Reinsurance brokerage	184	57
Investment income	3,751	3,215
Net realized gains on investments	79	299

Specialty risk management	67,475	52,346
Agency operations	4,424	3,527
Reconciling items	6	(18)
Intersegment revenue	(2,437)	(1,369)

Consolidated revenue	$69,468	$54,486

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months
	Ended September 30,

	2004	2003

Pre-tax income:
Specialty risk management(1)	$6,825	$2,824
Agency operations*	1,973	1,465
Reconciling items	(1,173)	(551)

Consolidated pre-tax income	$7,625	$3,738

*	Excluding the allocation of corporate overhead.

(1)	During the quarter ended September 30, 2004, the Company accelerated the recognition of the deferred claim revenue related to a multi-state claims run-off service contract. The acceleration of this revenue was a result of an earlier than anticipated termination of the Company’s obligation under the contract. This contract was terminated by the Liquidator during the quarter after a liquidation order was entered against the entity for which the Company had serviced the claims. At the time of termination, the Company had $3.5 million of deferred revenue related to the claims contract. The revenue had been paid to the Company pursuant to an agreed upon schedule. However, the Company, in order to remain consistent with its own historic claim handling pattern, had previously adopted a more conservative revenue recognition pattern; therefore, resulting in the establishment of deferred revenue. Upon the termination of the contract, the Company is no longer obligated to handle the related claims, pursuant to the terms of the agreement. The $3.5 million of deferred revenue related to the claims contract was fully recognized as of September 30, 2004. Offsetting the recognition of deferred revenue were related expenses, which resulted in a net pre-tax benefit of $3.0 million. Had the contract not been terminated, the Company would have received additional claim fee revenue for continued claim handling services. Refer to the Company’s revenue recognition accounting policy described in Note 1 — Summary of Significant Accounting Policies of the Consolidated Financial Statements.

     The reconciling item included in the revenue relates to interest income in the holding company. The following table sets forth the pre-tax income reconciling items (in thousands):

	For the Nine Months
	Ended September 30,

	2004	2003

Holding company expenses	$(1,656)	$(689)
Amortization	(284)	(256)
Interest expense	(1,529)	(656)

	$(3,469)	$(1,601)

	For the Three Months
	Ended September 30,

	2004	2003

Holding company expenses	$(395)	$(228)
Amortization	(92)	(116)
Interest expense	(686)	(207)

	$(1,173)	$(551)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Sale-Leaseback Transaction

      In July 2004, the Company entered into an agreement with an unaffiliated third-party to sell its property at 12641 East 116th Street, Cerritos, California, owned by its subsidiary, Savers Property and Casualty Insurance Company and subsequently leaseback the property to the Company’s subsidiary, Meadowbrook, Inc. There were no future commitments, obligations, provisions, or circumstances included in either the sale contract or the lease contract that would result in the Company’s continuing involvement; therefore, the assets associated with the property were removed from the Company’s consolidated balance sheets.

      The sale proceeds were $2.9 million and the net book value of the property was $1.9 million. Direct costs associated with the transaction were $158,000. A deferred gain of $880,000 was recorded on the consolidated balance sheet in “Other Liabilities” and is being amortized over the ten-year term of the operating lease.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods ended September 30, 2004 and 2003

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Overview

      Net income for the nine months ended September 30, 2004 was $11.3 million, or $0.38 per dilutive share, compared to net income of $7.9 million, or $0.27 per dilutive share, for the comparable period of 2003. This improvement reflects the earning pattern of controlled growth of premium in profitable programs which were written in the last quarter of 2003 and the first two quarters of 2004, continued rate increases, growth in agency commission, control over expenses, and leveraging of fixed costs. In addition, this improvement in net income reflects a $2.0 million after-tax benefit from the acceleration of revenue recognition, net of expenses, relating to the termination of a specific multi-state claims run-off contract.

      Revenues for the nine months ended September 30, 2004 increased $49.2 million, or 32.7%, to $199.4 million from $150.2 million for the comparable period in 2003. This increase reflects a $52.0 million, or 50.1%, increase in net earned premiums. The growth in net earned premium primarily reflects the earning pattern of programs written in the last quarter of 2003 and the first two quarters of 2004. These programs include the conversion of an existing west-coast commercial transportation program to the Company’s insurance subsidiaries, the impact of a renewal rights contract for a select group of association-endorsed workers’ compensation programs which had decades of profitable underwriting experience, the implementation of an excess liability program for public entities with a statistically proven twenty-year track record, the return of profitable programs, the impact of an overall 13.6% rate increase achieved in 2003, and an overall 6.6% rate increase in 2004, which consisted of 2.7% in the workers’ compensation line of business and 11.8% in all other lines of business combined. This increase was partially offset by the anticipated reduction in managed fee revenue from two limited duration or closed end administrative services and claims contracts.

      During the quarter ended September 30, 2004, the Company accelerated the recognition of the deferred claim revenue related to a multi-state claims run-off service contract. The acceleration of this revenue was a result of an earlier than anticipated termination of the Company’s obligation under the contract. This contract was terminated by the Liquidator during the third quarter after a liquidation order was entered against the entity for which the Company had serviced the claims. At the time of termination, the Company had $3.5 million of deferred revenue related to the claims contract. The revenue had been paid to the Company pursuant to an agreed upon schedule. However, the Company, in order to remain consistent with its historic claim handling pattern, had previously adopted a more conservative revenue recognition pattern; therefore, resulting in the establishment of deferred revenue. At the termination of the contract, pursuant to the contract terms, the Company is no longer obligated to handle the related claims. The $3.5 million of deferred revenue related to the claims contract, was fully recognized as of September 30, 2004. Had the contract not been terminated, the Company would have received additional claims fee revenue for continued claims handling services. Refer to the Company’s revenue recognition accounting policy described in Note 1 — Summary of Significant Accounting Policies of the Consolidated Financial Statements.

Specialty Risk Management Operations

      The following table sets forth the revenues and results from operations for specialty risk management operations (in thousands):

	For the Nine Months
	Ended September 30,

	2004	2003

Revenue:
Net earned premiums	$155,759	$103,801
Management fees	12,557	14,710
Claims fees	11,427	11,600
Loss control fees	1,629	1,729
Reinsurance brokerage	301	218
Investment income	10,884	10,119
Net realized (losses) gains on investments	(73)	878

Total revenue	$192,484	$143,055

Pre-tax income
Specialty risk management operations	$13,696	$8,341

      Revenues from specialty risk management operations increased $49.4 million, or 34.6%, to $192.5 million for the nine months ended September 30, 2004, from $143.1 million for the comparable period in 2003.

      Net earned premiums increased $52.0 million, or 50.1%, to $155.8 million for the nine months ended September 30, 2004, from $103.8 million in the comparable period in 2003. As previously mentioned, this increase is the result of increased written premium in the last quarter of 2003 and the first two quarters of 2004 that is recognized as earned premium in 2004.

      Management fees decreased $2.1 million, or 14.6%, to $12.6 million for the nine months ended September 30, 2004, from $14.7 million for the comparable period in 2003. The decrease in management fees reflects an anticipated shift in fee-for-service revenue previously generated from a third-party contract to internally generated fee revenue that is eliminated upon consolidation. The transition of such fees is directly related to the Company’s previously mentioned renewal rights contract. Excluding revenue generated from the third-party contract, management fee revenue increased approximately $1.2 million in comparison to 2003. This increase is primarily the result of higher premium volumes for specific programs in Nebraska, Minnesota, and New England, which is the basis for the calculation of fee-for-service revenue.

      Claim fees decreased $173,000, or 1.5%, to $11.4 million, from $11.6 million for the comparable period in 2003. This decrease reflects a similar $4.0 million anticipated shifting of revenue previously generated from the multi-state claims run-off service contract, to internally generated fee revenue that is eliminated upon consolidation. The transition of such fees is directly related to the Company’s renewal rights contract. Offsetting this anticipated reduction is the previously mentioned $3.5 million in deferred revenue recognized during the third quarter related to the multi-state claims run-off service contract. Excluding revenue previously generated from this contract and the revenue recognized due to the termination of this contract, claim fee revenue increased $421,000 in comparison to 2003. This increase is primarily the result of growth in claims handling revenue in New England.

      Net investment income increased $765,000, or 7.6%, to $10.9 million in 2004, from $10.1 million in 2003. Average invested assets increased $50.3 million, or 17.0%, to $346.0 million in 2004, from $295.7 million for the comparable period in 2003. The increase in average invested assets reflects cash flows from underwriting activities and growth in gross written premiums during 2003 and 2004, as well as, net proceeds from capital raised through the issuance of long-term debt. The average investment yield for September 30, 2004 was 4.2%, compared to 4.6% for the comparable period in 2003. The current pre-tax book yield was 4.0% and current after-tax book yield was 2.9%. The decline in investment yield reflects the accelerated prepayment speeds in mortgage-backed securities and the reinvestment of cash flows in municipal bonds and other securities with lower interest rates. Over the past two years, the reinvestment of cash flows has shifted from maturing securities with higher yields being replaced by securities with lower yields in a declining interest rate environment. In addition, the capital raised during the period, which will be utilized before the end of the year, has been invested in short-term investments.

      Specialty risk management operations generated pre-tax income of $13.7 million for the nine months ended September 30, 2004, compared to pre-tax income of $8.3 million for the comparable period in 2003. This increase in pre-tax income demonstrates the improvement in underwriting results and the further leveraging of fixed costs as the Company continues to experience controlled growth of premium volume. In addition, this improvement in pre-tax income reflects a $3.0 million benefit from the previously mentioned acceleration of revenue recognition, net of expenses, relating to the termination of a specific multi-state claims run-off contract. The generally accepted accounting principles (“GAAP”) combined ratio was 100.9% for the nine months ended September 30, 2004, compared to 105.1% for the same period in 2003.

      Net loss and loss adjustment expenses (“LAE”) increased $29.5 million, or 43.6%, to $97.2 million for the nine months ended September 30, 2004, from $67.7 million for the same period in 2003. The Company’s loss and LAE ratio decreased 3.3 percentage points to 67.1% for the nine months ended September 30, 2004, from 70.4% for the same period in 2003. This ratio is the unconsolidated net loss and LAE in relation to net earned premium. The decrease in the loss and LAE ratio reflects the impact of a $1.7 million, or 1.1 percentage points, increase in net ultimate loss estimates for prior accident years in 2004 compared to $1.3 million, or 1.3 percentage points, increase in net ultimate loss estimates, for the comparable period of 2003. The change in net ultimate loss estimates in 2004 is described in the reserve section below. The decrease in the prior year loss ratio percentage is further enhanced by an improvement in the current accident year loss ratio, which reflects rate increases achieved during 2004 and the addition of earned premium from profitable programs.

      The Company’s expense ratio improved 0.9 percentage points to 33.8% for the nine months ended September 30, 2004, from 34.7% for the same period in 2003. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium. This improvement reflects an overall reduction in insurance related assessments and the leveraging of fixed costs.

Agency Operations

      The following table sets forth the revenues and results from operations for agency operations (in thousands):

	For the Nine Months
	Ended September 30,

	2004	2003

Net commission	$13,196	$11,349
Pre-tax income*	$6,209	$5,065

*	Excluding the allocation of corporate overhead

      Revenue from agency operations, which consists primarily of agency commission revenue, increased $1.9 million, or 16.3%, to $13.2 million for the nine months ended September 30, 2004, from $11.3 million for the comparable period in 2003. This increase is primarily the result of increases in new business and profit sharing commission, higher renewal retentions, and rate increases.

      Agency operations generated pre-tax income, before corporate overhead, of $6.2 million for the nine months ended September 30, 2004, compared to $5.1 million for the comparable period in 2003. The improvement in the pre-tax margin is primarily attributable to the overall increase in revenue.

Other Items

              Reserves

      At September 30, 2004, management’s best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $213.2 million. Management established a reasonable range of reserves of approximately $198.6 million to $227.5 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$113,228	$126,729	$119,961
Commercial Multiple Peril/General Liability	38,699	47,642	42,981
Commercial Automobile	29,318	33,357	31,663
Other	17,335	19,764	18,554

Total Net Reserves	$198,580	$227,492	$213,159

(1)	Includes Residual Markets

      Reserves are reviewed by internal and independent actuaries for adequacy on a quarterly basis. When reviewing reserves, the Company analyzes historical data and estimates the impact of numerous factors such as (1) per claim information; (2) Company and industry historical loss experience; (3) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (4) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

      The key assumptions used in management’s selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the nine months ended September 30, 2004, and the year ended December 31, 2003.

      For the nine months ended September 30, 2004, the Company reported an increase in net ultimate loss estimates for accident years 2003 and prior of $1.7 million, or 0.9% of $192.0 million of net loss and LAE reserves at December 31, 2003. The increase in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2004 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2004. The major components of this change in ultimates are as follows (in thousands):

		Reserves of
		Deconsolidated	Incurred Losses			Paid Losses
	Reserves at	Subsidiary at							Reserves at
	December 31,	December 31,	Current	Prior	Total	Current	Prior	Total	September 30,
Line of Business	2003	2003(1)	Year	Years	Incurred	Year	Years	Paid	2004

Workers’ Compensation	$91,587	$(2,250)	$45,680	$1,118	$46,798	$5,837	$27,911	$33,748	$102,387
Residual Markets	14,506	—	9,477	(1,406)	8,071	2,353	2,650	5,003	17,574
Commercial Multiple Peril/General Liability	42,389	(737)	13,478	1,871	15,349	218	13,802	14,020	42,981
Commercial Automobile	27,515	—	16,828	1,216	18,044	3,440	10,456	13,896	31,663
Other	16,022	(2)	10,000	(1,098)	8,902	2,490	3,878	6,368	18,554

Net Reserves	192,019	$(2,989)	$95,463	$1,701	$97,164	$14,338	$58,697	$73,035	213,159

Reinsurance Recoverable	147,446								158,983

Consolidated	$339,465								$372,142

			Re-estimated	Development
	Reserves at	Reserves at	Reserves at	as a Percentage
	December 31,	January 1,	September 30, 2004	of Prior
Line of Business	2003	2004(1)	on Prior Years	Year Reserves

Workers’ Compensation	$91,587	$89,337	$90,455	1.3%
Commercial Multiple Peril/ General Liability	42,389	41,652	43,523	4.5%
Commercial Automobile	27,515	27,515	28,731	4.4%
Other	16,022	16,020	14,922	(6.9% )

Sub-total	177,513	174,524	177,631	1.8%
Residual Markets	14,506	14,506	13,100	(9.7% )

Total Net Reserves	$192,019	$189,030	$190,731	0.9%

(1)	In accordance with FIN 46(R), the Company performed an evaluation of its business relationships and determined that its wholly-owned subsidiary, American Indemnity Insurance Company, Ltd., (“AIIC”), did not meet the tests for consolidation, as neither the Company, nor its subsidiary Star, are the primary beneficiaries of AIIC. Therefore, effective January 1, 2004, the Company deconsolidated AIIC on a prospective basis in accordance with the provisions of FIN 46(R). The adoption of FIN 46(R) and the deconsolidation of AIIC did not have a material impact on the Company’s consolidated balance sheet or consolidated statement of income. Refer to New Accounting Pronouncements of Management’s Discussion and Analysis.

Workers’ Compensation Excluding Residual Markets

      The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets increased $1.1 million, or 1.3% of net workers’ compensation reserves. This net overall increase reflects an increase of $2.9 million in accident year 2003 from higher than expected emergence of claim activity related to one Alabama program and the acceleration of amortization of prepaid claims handling costs. This increase was partially offset by reductions of $1.0 million and $1.6 million in the ultimate loss estimate for accident years 2001 and 1999, respectively. The decrease in the ultimate loss estimate for 2001 reflects better than expected experience on the Company’s core workers’ compensation programs, primarily in

Massachusetts and Tennessee, while the decrease in 1999 reflects a re-allocation of estimated reserves between accident years 2000 and 1999. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril/ General Liability

      The commercial multiple peril line/general liability line of business had an increase in net ultimate loss estimates of $1.9 million, or 4.5% of net commercial multiple peril/general liability reserves. The net increase reflects an increase of $1.1 million and $573,000 in accident years 2001 and 1999, respectively. The increase in the ultimate loss estimate for accident year 2001 reflects higher than expected emergence in claim activity in a general liability occurrence program within the Kansas City Branch during the nine months ended September 30, 2004. The increase in accident year 1999 reflects an increase in one claim in an excess professional liability program and a higher than expected increase in reserves on one discontinued program. These increases were partially offset by a reduction of $643,000 in the ultimate loss estimate for accident year 2000. The improvement in accident year 2000 reflects better than expected claims activity in two previously discontinued programs. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

      The projected net ultimate loss estimate for the commercial automobile line of business increased $1.2 million, or 4.4% of net commercial automobile reserves. This net overall increase reflects an increase of $1.3 million and $705,000 in accident years 2002 and 2001, respectively. These increases reflect the impact of the change in the case reserve for one claim in a California program and the impact of higher than expected emergence in claims activity in three previously discontinued programs. These increases were partially offset by a reduction of $815,000 in the ultimate loss estimate for accident year 2003 related to automobile physical damage claim activity and better than expected emergence in other programs. The change in ultimate loss estimates for all other accident years was insignificant.

Other

      The other lines of business had a decrease in net ultimate loss estimates of $1.1 million, or 6.9% of net reserves on the other lines of business. The net decrease reflects a decrease of $176,000, $160,000, $161,000, and $131,000 in accident years 2003, 2002, 2001, and 1999, respectively. The improvement in these accident years reflects better than expected claims activity in several different programs. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

      The workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $1.4 million, or 9.7% of net reserves on the workers’ compensation residual market line of business. The change reflects a reduction of $1.4 million in accident year 2003. The Company records loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to the Company due to a two quarter lag in reporting. This 2003 change reflects a difference between the Company’s estimate of the lag incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.

Salary and Employee Benefits and Other Administrative Expenses

      Salary and employee benefits for the nine months ended September 30, 2004, increased $3.2 million, or 9.0%, to $39.4 million, from $36.2 million for the comparable period in 2003. This increase primarily reflects both merit increases and the accrual of anticipated variable compensation, which is directly tied to Company performance and profitability. These increases were partially offset by a slight decrease in staffing levels.

      Other administrative expenses increased $2.0 million, or 11.0%, to $20.2 million, from $18.2 million for the comparable period in 2003. This increase is primarily attributable to an increase in policyholder dividends for 2004 as opposed to a $1.9 million reduction in anticipated policyholder dividends reflected in 2003, due to management’s evaluation of the appropriateness of dividend payments in conjunction with overall underwriting results. Partially offsetting this decrease was a reduction in overall bad debt expense in 2004 as compared to increases in related allowances recorded in 2003 on previously discontinued programs.

      Salary and employee benefits and administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of the Company’s segment information.

Interest Expense

      Interest expense for the nine months ended September 30, 2004, increased by $873,000, or 133.1%, to $1.5 million, from $656,000 for the comparable period in 2003. Interest expense is primarily attributable to the Company’s term loan, line of credit, and debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis. Interest expense increased $957,000 as a result of the senior debentures and junior subordinated debentures. Offsetting this increase was a reduction in interest associated with the Company’s term loan and line of credit of $83,000, or 12.7%, to $573,000 in 2004, from $656,000 in 2003. This decrease reflects a reduction in the average outstanding balance, offset by an increase in the average interest rate. The average outstanding balance during the nine months ending September 30, 2004, was $15.6 million, compared to $25.9 million for the same period in 2003. The average interest rate increased in 2004 to 4.9%, compared to 3.4% in 2003 as a result of increases in the underlying eurocurrency based rate.

     Taxes

      Federal income tax expense for the nine months ended September 30, 2004, was $5.2 million, or 31.4% of income before taxes. For the comparable period in 2003, the Company reflected a federal income tax expense of $3.9 million, or 32.8% of income before taxes. The Company’s effective tax rate differs from the 34% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields.

      At September 30, 2004, the Company had a deferred tax asset of $13.7 million, $392,000 of which is related to a net operating loss carryforward (“NOL”). Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb both the applicable reversing temporary differences and the NOL. At September 30, 2004, management concluded that the positive evidence supporting the generation of future taxable income sufficient to realize the deferred tax asset outweighed the negative evidence of the previous cumulative losses reported for the periods ended December 31, 2001, 2000, and 1999, which generated the NOL. This positive evidence includes cumulative pre-tax income of $7.0 million for the three years ended December 31, 2003, in addition to pre-tax income of $16.4 million for the nine months ended September 30, 2004. Also, the Company continues to have alternative tax strategies, which could generate capital gains from the potential sale of assets and/or subsidiaries. These capital gains would fully utilize the net operating loss of $392,000 at September 30, 2004.

Other than Temporary Impairments

      The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of the following factors: market value less than amortized cost for a six month period; rating downgrade or other credit event, e.g., failure to pay interest when due; financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; prospects for the issuer’s industry segment; intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. The Company evaluates its investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other-than-temporarily impaired are written down to their estimated net fair value and the related losses recognized in income.

      At September 30, 2004, the Company had ninety-eight securities that were in an unrealized loss position. These investments all had unrealized losses of less than ten percent. Positive evidence considered in reaching the Company’s conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) the Company also determined that the changes in market value were considered temporary in relation to minor fluctuations in interest rates.

      The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position are as follows (in thousands):

	September 30, 2004

	Less than 12 Months		Greater than 12 Months

	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$8,164	$(80)	$6,885	$(174)
Obligations of states and political subdivisions	18,677	(184)	553	(12)
Corporate securities	17,302	(181)	3,013	(123)
Mortgage-backed securities	14,874	(129)	7,480	(129)

Totals	$59,017	$(574)	$17,931	$(438)

      As of September 30, 2004, gross unrealized gains and (losses) on securities were $10.3 million and ($1.0) million, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Overview

      Net income for the three months ended September 30, 2004 was $5.3 million, or $0.18 per dilutive share, compared to net income of $2.5 million, or $0.09 per dilutive share, for the comparable period of 2003. Net income for the three months ended September 30, 2004 reflects the earning pattern of controlled growth of premium in profitable programs which were written in the last quarter of 2003 and the first two quarters of 2004, continued rate increases, growth in agency commission, and control over expenses. In addition, this improvement is also the result of the acceleration of revenue recognition, net of expenses, relating to the termination of a specific multi-state claims run-off contract. The favorable benefit of the amendment of the public entity reinsurance agreement, as described in Note 2 — “Reinsurance” to the Consolidated Financial Statements, also contributed to the improvement in net income.

      Revenues for the three months ended September 30, 2004 increased $15.0 million, or 27.5%, to $69.5 million from $54.5 million for the comparable period in 2003. This increase reflects a $12.8 million, or 31.8%, increase in net earned premiums. The growth in net earned premium reflects the earning pattern of programs written in the last quarter of 2003 and the first two quarters of 2004. These programs include the conversion of an existing west-coast commercial transportation program to the Company’s insurance subsidiaries, the implementation of an excess liability program for public entities with a statistically proven twenty-year track record, the impact of a renewal rights contract for a select group of association-endorsed workers’ compensation programs which had decades of profitable underwriting experience, the return of profitable programs, and the impact of rate increases achieved in 2003 and 2004. In addition, this increase reflects the acceleration of claim fee revenue related to the previously mentioned termination of the claims handling obligation under the multi-state claims run-off contract. As indicated, this contract was terminated during the third quarter following a liquidation order being entered against the entity for which the Company had serviced the claims. At the time of the termination, the Company had deferred revenue of $3.5 million, which was fully recognized as of September 30, 2004.

      Partially offsetting the increase in revenue is the anticipated reduction in managed fee revenue from the limited duration or closed end administrative services contract.

Specialty Risk Management Operations

      The following table sets forth the revenues and results from operations for specialty risk management operations (in thousands):

	For the Three Months
	Ended September 30,

	2004	2003

Revenue:
Net earned premiums	$52,963	$40,187
Management fees	3,948	4,522
Claims fees	5,998	3,463
Loss control fees	552	603
Reinsurance brokerage	184	57
Investment income	3,751	3,215
Net realized gains on investments	79	299

Total revenue	$67,475	$52,346

Pre-tax income
Specialty risk management operations	$6,825	$2,824

      Revenues from specialty risk management operations increased $15.2 million, or 28.9%, to $67.5 million for the three months ended September 30, 2004, from $52.3 million for the comparable period in 2003.

      Net earned premiums increased $12.8 million, or 31.8%, to $53.0 million for the three months ended September 30, 2004, from $40.2 million in the comparable period in 2003. As previously mentioned, this increase is the result of increased written premium in the last quarter of 2003 and the first two quarters of 2004 that are recognized as earned premium in 2004.

      Management fees decreased $574,000, or 12.7%, to $3.9 million for the three months ended September 30, 2004, from $4.5 million for the comparable period in 2003. The decrease in management fees reflects an anticipated shift in fee-for-service revenue previously generated from a third-party contract to internally generated fee revenue that is eliminated upon consolidation. The transition of such fees is directly related to the Company’s previously mentioned renewal rights contract. Excluding revenue generated from the third-party contract, management fee revenue increased approximately $547,000 in comparison to 2003. This increase is primarily the result of higher premium volumes for specific programs in Nebraska, Minnesota, and New England, which is the basis for the calculation of fee-for-service revenue.

      Claim fees increased $2.5 million, or 73.2%, to $6.0 million, from $3.5 million for the comparable period in 2003. The increase in claim fees reflects the previously mentioned $3.5 million in deferred revenue recognized during the quarter. Excluding the recognition of the deferred revenue, claim fees recognized prior to the contract termination, decreased in comparison to 2003. This decrease reflects an anticipated shifting of revenue previously generated from the multi-state claims run-off contract, to internally generated fee revenue that is eliminated upon consolidation. The transition of such fees is directly related to the Company’s renewal rights contract. Excluding revenue generated from the multi-state claims run-off service contract and the revenue recognized due to the termination of this contract, claim fee revenue remained relatively constant in comparison to 2003.

      Net investment income increased $536,000, or 16.7%, to $3.8 million in 2004. Average invested assets increased $62.8 million, or 20.5%, to $369.3 million for the three months ended September 30, 2004, from

$306.5 million for the comparable in 2003. The increase in average invested assets reflects cash flows from underwriting activities and growth in gross written premiums during 2003 and 2004, as well as, net proceeds from capital raised through the issuance of long-term debt. The average investment yield for September 30, 2004 was 4.1%, compared to 4.2% for the comparable period in 2003. The current pre-tax book yield was 4.0% and current after-tax book yield was 2.9%. The decline in investment yield reflects the accelerated prepayment speeds in mortgage-backed securities and the reinvestment of cash flows in municipal bonds and other securities with lower interest rates. Over the past two years, the reinvestment of cash flows has shifted from maturing securities with higher yields being replaced by securities with lower yields in a declining interest rate environment. In addition, the capital raised during the second quarter, which will be utilized before the end of the year, has been invested in short-term investments.

      Specialty risk management operations generated pre-tax income of $6.8 million for the three months ended September 30, 2004, compared to pre-tax income of $2.8 million for the comparable period in 2003. This increase in pre-tax income demonstrates the improvement in underwriting results as the Company continues to experience controlled growth of premium volume. In addition, this improvement reflects the previously mentioned pre-tax benefit of $3.0 million from the acceleration of revenue recognition, net of expenses, relating to the termination of a specific multi-state claims run-off contract. The GAAP combined ratio was 99.5% for the three months ended September 30, 2004, compared to 103.5% for the same period in 2003.

      Net loss and loss adjustment expenses (“LAE”) increased $5.4 million, or 20.8%, to $31.8 million for the three months ended September 30, 2004, from $26.4 million for the same period in 2003. The Company’s loss and LAE ratio decreased by 5.8 percentage points to 64.8% for the three months ended September 30, 2004, from 70.6% for the same period in 2003. This ratio is the unconsolidated net loss and LAE in relation to net earned premium. The decrease in the loss and LAE ratio reflects the impact of a $749,000, or 1.4 percentage points, decrease in net ultimate loss estimates for prior accident years in 2004 compared to $585,000, or 1.5 percentage points, decrease in net ultimate loss estimates, for the comparable period of 2003. The improvement in the current accident year loss ratio reflects rate increases achieved during 2004 and the addition of earned premium from profitable programs.

      The Company’s expense ratio increased 1.8 percentage points to 34.7% for the three months ended September 30, 2004, from 32.9% for the same period in 2003. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium. The increase in the expense ratio reflects the anticipated increase in gross commissions as a percentage of earned premium. This is a result of a shift in the balance between workers’ compensation and general liability. The general liability line of business has a higher commission rate and a lower loss ratio. This increase is offset by a reduction in insurance related assessments and the leveraging of fixed costs.

Agency Operations

      The following table sets forth the revenues and results from operations for agency operations (in thousands):

	For the Three
	Months Ended
	September 30,

	2004	2003

Net commission	$4,424	$3,527
Pre-tax income*	$1,973	$1,465

*	Excluding the allocation of corporate overhead

      Revenue from agency operations, which consists primarily of agency commission revenue, increased $897,000, or 25.4%, to $4.4 million for the three months ended September 30, 2004, from $3.5 million for the comparable period in 2003. This increase is primarily the result of increases in new business and profit sharing commissions, higher renewal retentions, and rate increases.

      Agency operations generated pre-tax income, before corporate overhead, of $2.0 million for the three months ended September 30, 2004, compared to $1.5 million for the comparable period in 2003. The improvement in the pre-tax margin is primarily attributable to the overall increase in revenue.

Other Items

     Reserves

      For the three months ended September 30, 2004, the Company reported a decrease in net ultimate loss estimates for accident years 2003 and prior to be $749,000, or 0.4% of $192.0 million of net loss and LAE reserves at December 31, 2003. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2004.

     Salary and Employee Benefits and Other Administrative Expenses

      Salary and employee benefits for the three months ended September 30, 2004, increased $1.9 million, or 15.5%, to $14.3 million, from $12.4 million for the comparable period in 2003. This increase primarily reflects both merit increases and the accrual of anticipated variable compensation, which is directly tied to Company performance and profitability. These increases were partially offset by a slight decrease in staffing levels.

      Other administrative expenses increased $1.1 million, or 18.1%, to $6.9 million, from $5.8 million for the comparable period in 2003. This increase is primarily attributable to an increase in accrued policyholder dividends for 2004, as well as, an overall increase in bad debt expense and various increases in other general operating expenses in comparison to 2003.

      Salary and employee benefits and administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of the Company’s segment information.

     Interest Expense

      Interest expense for the three months ended September 30, 2004, increased $479,000, or 231.4%, to $686,000, from $207,000 for the comparable period in 2003. Interest expense is primarily attributable to the Company’s term loan, line of credit, and debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis. Interest expense increased $503,000 as a result of the senior debentures and junior subordinated debentures. Offsetting this increase was a reduction in interest associated with the Company’s term loan and line of credit of $24,000, or 11.6%, to $183,000, from $207,000 in comparison to 2003. This decrease reflects a reduction in the average outstanding balance, offset by an increase in the average interest rate. The average outstanding balance during the three months ending September 30, 2004, was $15.0 million, compared to $20.0 million for the same period in 2003. The average interest rate for the three months ended September 30, 2004, increased to 4.9%, compared to 4.1% for the comparable period in 2003. This increase is a result of increases in the underlying eurocurrency based rate.

     Taxes

      Federal income tax expense for the three months ended September 30, 2004, was $2.4 million, or 31.9% of income before taxes. For the same period last year, the Company reflected a federal income tax expense of $1.2 million, or 33.1% of income before taxes. The Company’s effective tax rate differs from the 34% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields.

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

	For the Nine Months
	Ended September 30,

	2004	2003

Net income	$11,304	$7,935

Regulated Subsidiaries:
Net income	$5,297	$3,029
Depreciation and amortization	—	6
Interest	—	—

Net income, excluding interest, depreciation, and amortization	5,297	3,035

Adjustments to reconcile net income to net cash provided by operating activities	2,362	1,484
Changes in operating assets and liabilites	23,680	11,071

Total adjustments	26,042	12,555
Depreciation and amortization	—	(6)
Interest	—	—

Net cash provided by operating activities	$31,339	$15,584

Non-regulated Subsidiaries:
Net income	$6,007	$4,906
Depreciation and amortization	1,371	1,346
Interest	1,719	843

Net income, excluding interest, depreciation, and amortization	9,097	7,095

Adjustments to reconcile net income to net cash provided by operating activities	3,182	4,617
Changes in operating assets and liabilites	2,816	6,465

Total adjustments	5,998	11,082
Depreciation and amortization	(1,371)	(1,346)
Interest	(1,719)	(843)

Net cash provided by operating activities	$12,005	$15,988

Consolidated total adjustments	32,040	23,637

Consolidated net cash provided by operating activities	$43,344	$31,572

	For the Three Months
	Ended September 30,

	2004	2003

Net income	$5,252	$2,500

Regulated Subsidiaries:
Net income	$2,281	$771
Depreciation and amortization	—	—
Interest	—	—

Net income, excluding interest, depreciation, and amortization	2,281	771

Adjustments to reconcile net income to net cash provided by operating activities	1,452	146
Changes in operating assets and liabilites	3,057	(2,393)

Total adjustments	4,509	(2,247)
Depreciation and amortization	—	—
Interest	—	—

Net cash provided by (used in) operating activities	$6,790	$(1,476)

Non-regulated Subsidiaries:
Net income	$2,971	$1,729
Depreciation and amortization	523	492
Interest	750	266

Net income, excluding interest, depreciation, and amortization	4,244	2,487

Adjustments to reconcile net income to net cash provided by operating activities	1,806	1,904
Changes in operating assets and liabilites	5,478	(776)

Total adjustments	7,284	1,128
Depreciation and amortization	(523)	(492)
Interest	(750)	(266)

Net cash provided by operating activities	$10,255	$2,857

Consolidated total adjustments	11,793	(1,119)

Consolidated net cash provided by operating activities	$17,045	$1,381

      Consolidated cash flow provided by operations for the nine months ended September 30, 2004, was $43.3 million, compared to consolidated cash flow provided by operations of $31.6 million for the comparable period in 2003.

      Regulated subsidiaries’ cash flow provided by operations for the nine months ended September 30, 2004, was $31.3 million, compared to $15.6 million for the comparable period in 2003. The increase in regulated cash flow from operations primarily reflects growth in written premiums and overall improved underwriting results.

      Non-regulated subsidiaries’ cash flow provided by operations for the nine months ended September 30, 2004, was $12.0 million, compared to $16.0 million for the comparable period in 2003. The decrease in non-regulated cash flow from operations primarily reflects the inflow of cash related to the previously mentioned limited duration administrative services contract and a multi-state claims run-off contract entered into at the beginning of 2003. At inception, these contracts resulted in a higher inflow of cash during the first quarter of 2003. As anticipated, for the duration of the remaining life of these contracts, there will be a decrease in the associated inflow of cash in comparison to prior periods. In addition, the decrease in cash flow from operations is also the result of intercompany tax payments made during the first half of 2004 to the regulated subsidiaries in accordance with the Company’s tax sharing agreement. These intercompany tax payments were made to compensate the regulated subsidiaries for the utilization of the previously mentioned NOL. These intercompany tax payments also contributed to the increase in regulated cash flow from operations. Although the non-regulated cash flow from operations significantly decreased in comparison to 2003, which was mainly the result of timing variances associated with the inflow of cash; net income, excluding interest, depreciation, and amortization, increased $2.0 million in comparison to 2003. This improvement reflects the acceleration of the previously mentioned deferred revenue recognition, net of expenses, relating to the termination of a specific multi-state claims run-off contract.

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

      The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries as of September 30, 2004. The remaining proceeds from the issuance of the senior debentures may be used to support future premium growth through further contributions to the Insurance Company Subsidiaries and general corporate purposes.

      The Company has a credit agreement that includes a term loan and a revolving line of credit. This credit agreement consists of a $20.0 million term loan and a revolving line of credit for up to $8.0 million. The Company uses the revolving line of credit to meet short-term working capital needs. At September 30, 2004, the Company’s term loan had an outstanding balance of $10.25 million. The Company had no outstanding balance on the revolving line of credit at September 30, 2004. At December 31, 2003, the outstanding balance on the term loan was $14.0 million. The Company had no outstanding balance on the revolving line of credit at December 31, 2003. The term loan calls for quarterly amortization through July 1, 2006, at which time the term loan will be paid in full. The quarterly amortization requires payments of $1.25 million in 2004, 2005 and 2006, with a final payment of $1.5 million on July 1, 2006. As part of the loan agreement, certain of the Company’s non-regulated subsidiaries guaranteed repayment of the credit facility and the Company pledged the stock of its non-regulated subsidiaries as collateral. The revolving line of credit expired on November 1, 2004. The Company is currently renegotiating the terms of the line of credit with its lender.

      Both the term loan and revolving line of credit provide for interest at a variable rate based, at the Company’s option, upon either the prime rate or eurocurrency based rate. The applicable margin, which ranges from 200 to 300 basis points above eurocurrency based rates, is determined by the level of the fixed charge coverage ratio. Of all the covenants, the most restrictive covenant is the fixed charge coverage ratio. The fixed charge coverage ratio, as defined by the credit facility, is the ratio of the non-regulated earnings before interest and taxes for the four preceding fiscal quarters to the sum of fixed charges which include interest expense, principal payments payable, stock repurchases, and dividends declared during the period. Any unused portion of the revolving credit facility as of the date of determination reduces the sum of these fixed charges. At September 30, 2004, this ratio was 9.1 to 1.0, compared to the covenant minimum of 1.2 to 1.0. The selected rate was the eurocurrency based rate, which was 3.4% at September 30, 2004.

      As of September 30, 2004, the Company was in compliance with all debt covenants.

      A non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At September 30, 2004, this line of credit had an outstanding balance of $3.5 million. The terms of this line of credit were amended on May 7, 2004. The amendments to the line of credit agreement included a change in the permitted borrowings from 80% to 75% of the accounts receivable, an increase in the line of credit from $6.0 million to $8.0 million, and amendments to the interest rates. The interest terms were amended to interest at the Prime Rate minus 0.5%, or a LIBOR-based rate option, plus 2.0%. At September 30, 2004, the LIBOR-based option was 3.8%.

      At September 30, 2004, shareholders’ equity was $165.8 million, or $5.70 per common share, compared to $155.1 million, or $5.34 per common share, at December 31, 2003.

      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. The share repurchase plan expired on September 17, 2004. As of September 30, 2004, the cumulative amount the Company repurchased and retired was 764,800 shares of common stock for a total cost of approximately $2.0 million. The Company did not repurchase any common stock during the quarter ended September 30, 2004.

      At the Company’s regularly scheduled board meeting of November 3, 2004, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.

      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is limited by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2003 statutory financial statements, Star may only pay dividends to the Company during 2004 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2003 was negative $24.6 million. At September 30, 2004, earned surplus was negative $23.1 million. No statutory dividends were paid in 2003 or 2004.

     Disclosure of Contractual Arrangements

      Except as described herein in Note 8 — “Sale-Leaseback Transaction” to the Consolidated Financial Statements during the three months ended September 30, 2004, the Company’s contractual obligations changed immaterially from those discussed in the Company’s Annual Report and Form 10-K for the year ended December 31, 2003. The lease described in Note 8 has a ten-year lease term. The following is a summary of the increase in the Company’s contractual obligations in relation to the lease (in thousands):

     Contractual Obligations

	Payments Due by Period

		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Operating lease obligations	$2,306	$221	$453	$467	$1,165

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

      At December 31, 2003, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $99.9 million at December 31, 2003, compared to the threshold requiring the minimum regulatory involvement of $45.7 million in 2003. At September 30, 2004, Star’s statutory surplus increased $11.3 to $111.2 million. As previously indicated, the Company contributed $9.9 million of the proceeds from the issuance of the senior debentures to its Insurance Company Subsidiaries as of September 30, 2004.

      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1 and 2.5 to 1, respectively. As of September 30, 2004, on a statutory consolidated basis, gross and net premium leverage ratios were 2.6 to 1.0 and 2.0 to 1.0, respectively.

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

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. In accordance with FIN No. 46, the Company performed an evaluation of its business relationships and determined that Meadowbrook Capital Trust I (“Trust”) was a variable interest entity; however, it was also determined that the Trust did not meet the qualifications for consolidation because the Trust equity was deemed to not be at risk. The adoption of FIN No. 46 did not have a material impact on the Company’s consolidated balance sheet or its consolidated statement of income. See Note 3 for additional information regarding the Company’s unconsolidated subsidiary trust.

      In December 2003, FIN No. 46 was revised as FIN No. 46(R), to address certain implementation issues and to defer full adoption into financial statements for periods ending after March 15, 2004, with earlier adoption permitted. In accordance with FIN No. 46(R), the Company performed an evaluation of its business relationships and determined that its wholly-owned subsidiary, AIIC, did not meet the tests for consolidation, because neither the Company, nor Star are the primary beneficiaries of AIIC. Therefore, effective January 1, 2004, the Company deconsolidated AIIC on a prospective basis in accordance with the provisions of FIN No. 46(R). The adoption of FIN No. 46(R) and the deconsolidation of AIIC did not have a material impact on the Company’s consolidated balance sheet or consolidated statement of income.

      In November 2003, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. EITF Issue 03-1 applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses for a period sufficient for recovery of such losses. In September 2004, the FASB approved FASB Staff Position (“FSP”) EITF Issue 03-1-1, which delays the effective date for measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until certain issues are resolved. The delay of the recognition and measurement provisions is expected to be superceded concurrently with the issuance of a FSP, which will provide additional implementation guidance. The Company is currently evaluating the impact this guidance will have on its financial statements and will adopt the guidance at the time it is issued. The Company has previously implemented the disclosure requirements of EITF 03-1.

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

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of the Company’s primary risk exposures and how those exposures are currently managed as of September 30, 2004. The Company’s market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

      Interest rate risk is managed within the context of asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration the Company’s surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and five years. At September 30, 2004, the Company’s fixed income portfolio had a modified duration of 3.45, compared to 3.27 at December 31, 2003.

      At September 30, 2004 the fair value of the Company’s investment portfolio was $316.9 million, 99.3% of which is invested in debt securities. The remaining 0.7% is invested in preferred stocks. The Company’s market risk to the investment portfolio is interest rate risk associated with debt securities. The Company’s exposure to equity price risk is not significant. The Company’s investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. In 2002, the Company emphasized taxable securities over tax-exempt securities in order to maximize after-tax income and the utilization of the net operating loss carryforward. During 2003 and continuing in 2004, the Company began to increase its holdings of tax-exempt securities based on the Company’s return to profitability and its desire to maximize after-tax investment income. For the Company’s investment portfolio, there were no significant changes in the Company’s primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2003. The Company does not anticipate significant changes in the Company’s primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

      A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In the Company’s sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. “Near term” means a period of up to one year from the date of the consolidated financial statements. In its sensitivity model, the Company uses fair values to measure its potential loss of debt securities assuming an upward parallel shift in interest rates to measure the hypothetical change in fair values. Based upon this sensitivity model, a 100 basis point immediate increase in interest rates produces a loss in fair value of market sensitive instruments of approximately $10.9 million, or 3.45%. This loss in fair value only reflects the impact of interest rate increases on the fair value of the Company’s debt securities. This loss after tax constitutes 4.3% of shareholders’ equity. The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Item 4.	Controls and Procedures

      As of September 30, 2004, the Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended). It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information relating to the Company (including its consolidated subsidiaries) required to be included in this quarterly report has been made known in a timely manner. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls during the quarter ended September 30, 2004.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The information required by this item is included under “Note 6 — Commitments and Contingencies” of the Company’s Form 10-Q for the nine months ended September 30, 2004, which is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      The information required by this item is included under “Note 4 — Shareholders’ Equity” of the Company’s Form 10-Q for the nine months ended September 30, 2004, which is hereby incorporated by reference.

Item 6.	Exhibits

      The following documents are filed as part of this Report:

Exhibit
No.	Description

10.1	Addendum 1 to the Management Services Agreement between Meadowbrook, Inc., and the Department of Insurance of the State of Missouri, dated April 1, 2004.
10.2	Eighth Amendment to Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated August 30, 2004.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOWBROOK INSURANCE GROUP, INC.

By:	/s/ KAREN M. SPAUN

Senior Vice President and
Chief Financial Officer

Dated: November 8, 2004

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Addendum 1 to the Management Services Agreement between Meadowbrook, Inc., and the Department of Insurance of the State of Missouri, dated April 1, 2004.
10.2	Eighth Amendment to Restated Credit Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated August 30, 2004.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.