Form 10-K
period 2004-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2005-03-16
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-14094

Meadowbrook Insurance Group, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-2626206
(State of Incorporation)	(IRS Employer Identification No.)

26255 American Drive, Southfield, MI	48034-6112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 358-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.01 par value per share	New York Stock Exchange
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting stock (common stock, $.01 par value) held by nonaffiliates of the registrant was $131,049,724 on June 30, 2004, the last business day of the Registrant’s most recently completed second quarter, based on the closing sales price of the Common Stock on such date.
      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on March 1, 2005 was 29,074,832.
Documents Incorporated by Reference
      Certain portions of the Registrant’s Proxy Statement for the Annual Meeting scheduled for May 10, 2005 are incorporated by reference into Part III of this report.

PART I
Item 1. Business
CAPTIVE RISK-SHARING STRUCTURE
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Qualitative and Quantitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loan Agreement
Nonqualified Stock Option Agreement
Lease between Meadowbrook Insurance Group & Meadowbrook, Inc.
LaSalle National Leasing Corporation
Promissory Note
Commercial Mortgage
Assignment of Leases & Rents
At-Will Employment & Severance Agreement
Amendment to Demand Note Addendum
Amendment to Employment Agreement
Meadowbrook Insurance Group Compliance Program
List of Subsidiaries
Consent
Power of Attorney
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

MEADOWBROOK INSURANCE GROUP, INC.
PART I

Item 1.	Business
The Company
      Meadowbrook Insurance Group, Inc. (“We”, “Our”, or “Us”) (NYSE: MIG) is a holding company organized as a Michigan corporation in 1985. We were formerly known as Star Holding Company and in November 1995, upon acquisition of Meadowbrook, Inc. (“Meadowbrook”), we changed our name. Meadowbrook was founded in 1955 as Meadowbrook Insurance Agency and was subsequently incorporated in Michigan in 1965.
      We serve as a holding company for our wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation (which collectively are referred to as the “Insurance Company Subsidiaries”), as well as, American Indemnity Insurance Company, Ltd. (“American Indemnity”) and Preferred Insurance Company, Ltd. We also serve as a holding company for Meadowbrook and its subsidiaries, and Crest Financial Corporation and its subsidiaries.

•	Effective January 1, 2004, American Indemnity, which was acquired in 1994, was deconsolidated due to the adoption of Financial Accounting Standards Board Interpretation Number (“FIN”) 46(R) — discussed further under the heading Recent Accounting Pronouncements, in Management’s Discussion and Analysis. The consolidated financial statements, however, include the equity earnings of American Indemnity. The deconsolidation was done on a prospective basis. Therefore, prior year financials have not been adjusted for the deconsolidation.

•	September 30, 2003, Meadowbrook Capital Trust I (“Trust”), a Delaware trust, was formed. The Trust issued $10.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor.

•	January 31, 2002, Meadowbrook International, Ltd. was sold. This sale resulted in a reduction of annualized reinsurance commission of approximately $450,000, which did not have a material impact on our overall results of operations. In conjunction with the sale, we recorded a gain of approximately $199,000.

•	August 6, 1999, we acquired the assets of TPA Associates, Inc., all the outstanding stock of TPA Insurance Agency, Inc., and Preferred Insurance Agency, Inc., and approximately ninety-four percent of the outstanding stock of Preferred Insurance Company, Ltd. (“PICL”) (collectively, “TPA”). TPA is a program-oriented risk management company that provides risk management services to self-insured clients, manages alternative risk management programs, and performs underwriting, policy issuance and loss control services for a non-related and unaffiliated insurance company. In January 2002, we purchased the remaining six percent minority interest of PICL for $288,000.

•	July 31, 1998, we acquired Florida Preferred Administrators, Inc. (“Florida Preferred”), a third party administrator, and Southeastern Holding Corporation, a holding company for Ameritrust Insurance Corporation (“Ameritrust”), both of which are domiciled in Sarasota, Florida. In December 2002, Southeastern Holding Corporation was dissolved and Ameritrust became a wholly owned subsidiary of Star. Florida Preferred provides a broad range of risk management services for Ameritrust.

•	July 1, 1997, we acquired Crest Financial Corporation (“Crest”), a California-based holding company, which formerly owned Williamsburg National Insurance Company (“Williamsburg”). Crest provides risk management services primarily to Williamsburg. On December 31, 1999, Williamsburg became a wholly owned subsidiary of Star.

•	In November 1996, we acquired Association Self Insurance Services, Inc. (“ASI”) of Montgomery, Alabama, which is a full service risk management operation focused on insurance pools and trust funds

MEADOWBROOK INSURANCE GROUP, INC.

whose services include claims administration and handling, loss control and prevention, managed care, and policy issuance. ASI’s operations were consolidated with Meadowbrook’s existing operations in Montgomery, Alabama.

•	In July 1990, we acquired Savers Property and Casualty Insurance Company (“Savers”).
Employees
      At March 1, 2005, we employed approximately 651 associates to service our clients and provide management services to the Insurance Operations as defined below. We believe we have good relationships with our employees.
Overview
      We are a full-service risk management organization which focuses on niche or specialty program business and risk management solutions for agents, professional and trade associations, and insured groups of all sizes. We are among the top twenty-five insurance agents in the United States. We currently manage over $650 million in gross written premiums.
      We were founded in 1955 as a retail insurance agency. Today, our Michigan-based retail insurance agency operations are consistently ranked as the leading business insurance agency in Michigan.
      Since 1976, we have also specialized in providing risk management solutions for our clients. By forming risk-sharing partnerships, we align our financial objectives with our clients. By utilizing our products and services, small-to-medium sized client groups gain access to more sophisticated risk management techniques previously available only to larger corporations. This enables our clients to control insurance costs and potentially turn risk management into a profit center. By having their capital at risk, our clients are motivated to reduce exposure and share in the underwriting profits and investment income derived from their risk management plan.
      According to recent sources, the alternative market accounts for over fifty percent of the United States commercial property and casualty marketplace. As a leader in this market, we believe we are well positioned to provide services to additional client groups that seek more stable alternatives to the purchase of traditional commercial insurance.
      Based upon the particular risk management goals of our clients and our assessment of the opportunity for operating profit, we offer solutions on a managed basis, a risk-sharing basis or, in certain circumstances, a fully-insured basis, in response to a specific market opportunity. In a managed program, we earn service fee revenue by providing management and other services to a client’s risk-bearing entity, but generally do not share in the operating results. In a risk-sharing program, we participate with the client or producer in the operating results of the programs through the utilization of a captive, rent-a-captive or similar structure, which are reinsurance companies and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”. In risk-sharing programs, we derive revenue from net earned premiums, fee-for-service revenue and commissions, and investment income. In addition, we may benefit from any margin included in the ceding commissions for services we render on behalf of the risk-sharing partner for the program. In a fully-insured program, we provide commercial insurance coverage and derive revenue from net earned premiums and investment income.
      We have developed a broad range of capabilities and services in the design, management, and servicing of our clients’ risk management needs. These capabilities and services include:

•	program and product design;

•	underwriting, risk selection, and policy issuance;

MEADOWBROOK INSURANCE GROUP, INC.

•	sales, marketing, and public relations to members of groups;

•	formation and management of risk-bearing entities, such as mutual insurance companies, captives, rent-a-captives, public entity pools, and risk retention and risk purchasing groups;

•	claims handling and administration;

•	loss prevention and control;

•	reinsurance placement;

•	risk analysis and identification;

•	actuarial and loss reserve analysis;

•	information technology and processing;

•	feasibility studies;

•	litigation management;

•	accounting and financial statement preparation;

•	regulatory compliance; and

•	audit support.
Company Segments

Agency Operations
      We earn commission revenue through the operation of our retail property and casualty insurance agency, which was formed in 1955. The agency has grown to be one of the largest agencies in Michigan and, with acquisitions, has expanded into California. Our agency operations produce commercial, personal lines, life, and accident and health insurance, with more than fifty unaffiliated insurance carriers.
      In total, our agency operations generated commissions of $17.7 million, $15.0 million, and $14.3 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

Specialty Risk Management Operations
      Our specialty risk management operations segment focuses on specialty or niche insurance business in which we provide various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include, risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of our agent-partners. We recognize revenue related to the services and coverages from our specialty risk management operations within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains (losses).
      Net earned premiums include the following lines of business:

•	Workers’ Compensation

•	Commercial Multiple Peril

•	General Liability
             — Errors and Omissions

MEADOWBROOK INSURANCE GROUP, INC.
             — Automobile
             — Owners, Landlord and Tenant

•	Employment Practices Liability

•	Professional Liability
             — Medical
             — Real Estate Appraisers
             — Pharmacists

•	Inland Marine

•	Product Liability

•	Excess Reinsurance

•	Commercial Property

Description of Specialty Risk Management Programs
                  Managed Programs: With a managed program, we earn fee-for-service revenue by providing management and other services to a client’s risk-bearing entity, but generally do not share in the operating results of the program. We believe our managed programs provide a consistent source of revenue, as well as opportunities for revenue growth without a proportionate increase in capital. Revenue growth may occur through the sale of existing products to additional members of the group, the expansion of coverages and services provided to existing programs and the creation of programs for new client groups.
      Services for which we receive fee revenue from managed programs include:

•	program design and development;

•	underwriting;

•	reinsurance placement;

•	policy administration;

•	loss prevention and control;

•	claims administration and handling;

•	litigation management;

•	information technology and processing;

•	accounting functions; and

•	general management and oversight of the program.
The fees we receive from our managed programs are generally either a fixed amount or based on a percentage of premium serviced.
      We specialize in providing managed programs to public entity associations and currently manage public entity pools and other insurance entities which provide insurance coverage for approximately 1,700 participants, including city, county, township, and village governments in three states, as well as other diverse industry groups.

MEADOWBROOK INSURANCE GROUP, INC.

Risk-Sharing Programs:
      Client Risk-Sharing. With a client risk-sharing program, we participate with the client in the operating results, through the utilization of a captive, rent-a-captive or retrospectively rated policy. In some instances, a captive owned by a client reinsures a portion of the risk on a quota-share basis. Both the captive and the rent-a-captive are reinsurance companies and are accounted for under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”.
      In addition to premium revenue and investment income from our participation in the operating results, we may also be compensated through the receipt of ceding commissions and other fees for policy issuance services and acquisition costs, captive management, reinsurance placement, loss prevention services, and claims administrative and handling services. For financial reporting purposes, ceding commissions are treated as a reduction in underwriting expenses.
      Our experience has been that the number of claims and the cost of losses tend to be lower in risk-sharing programs than with traditional forms of insurance. We believe that client risk-sharing motivates insureds to focus on loss prevention, risk control measures and adhere to stricter underwriting guidelines.
      Although the structure and nature of each risk-sharing relationship varies, the chart and description below provides an illustration of the basic elements included in many client risk-sharing programs.
CAPTIVE RISK-SHARING STRUCTURE

(1)	We account for transactions with these risk-sharing clients as reinsurance under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”.
     We assist with the formation of the captive, which is capitalized by contributions from the producers, an association, or a group of policyholders in exchange for shares of the captive. The captive is generally managed for a fee by an offshore subsidiary of ours. We work with the captive to determine the amount of risk exposure that will be assumed by the captive, which varies depending on the captive’s capitalization, line of business, amount retained by us and amount to be reinsured by excess reinsurers. We then issue an insurance policy and receive premium from the insured. Pursuant to the quota-share reinsurance agreement between us and the

MEADOWBROOK INSURANCE GROUP, INC.
captive, we generally cede (transfer) a portion of the retained risk to the captive and pay to the captive its share of the net premium (after deducting ceding commissions, policy issuance fees, the cost of excess reinsurance, taxes and other fees and expenses). We generally seek to cede approximately fifty percent of our loss exposure, but in some cases cede as little as twenty percent or as much as eighty percent of our loss exposure. We secure obligations due from captives through the use of funds withheld trusts or letters of credit. Through our reinsurance intermediary subsidiary and independent intermediaries, we obtain excess-of-loss reinsurance subject to agreed upon limits and retention levels. We generally administer all claims handling functions, and the captive provides funds to us for the payment of the captive’s proportionate share of paid claims and claims expenses. The captive realizes investment income from its capital, unearned premium and loss reserves. The captive also receives its proportionate share of the underwriting results.
      We also offer our clients rent-a-captive risk-sharing programs. These programs allow a client to retain a portion of its own loss exposure without the same level of administrative costs and capital commitment required to establish and operate its own captive.
      In another variation of client risk-sharing, we establish retrospectively rated programs for individual accounts. With this type of program, we work with the client to develop the appropriate self-insured retention and loss fund amount and then help arrange for excess-of-loss reinsurance. The client reimburses us for all claim payments within the client’s retention. We generally earn a management fee (which includes claims and loss control fees). In most of these programs, we also participate in the operating results of the reinsurance coverage and earn a ceding commission.
      Agent Risk-Sharing. We also write specialty risk insurance on a risk-sharing basis with agents. Risk-sharing is achieved either through an agent-owned captive, rent-a-captive, or through a variable commission structure based upon the underwriting results.
      The agent may own a captive or purchase an interest in a rent-a-captive, which acts as a reinsurer on business produced. In some cases, the captive’s shareholders may include key producers, sub-producers, or insureds. In other circumstances, the agent accepts an up-front commission that is adjusted up or down based on operating results of the program produced.
      In 2004, certain brokerage and insurance companies were investigated by regulatory and legal authorities. The investigation primarily related to two issues: (1) improper payment of contingent commissions by insurance companies to brokers who represented the policyholder; and (2) alleged price fixing and/or bid rigging. We have not received a subpoena from regulatory or legal authorities. Our Code of Conduct, Business Conduct Policy and other corporate policies prohibits these type of activities. We monitor our business relationships in an effort to assure adherence to legal and other regulatory mandates.
      Following this investigation, many state insurance departments sent letters of inquiry to insurance companies requesting information on contingent commission payments. We have responded to each letter of inquiry requesting such information. In the event state insurance departments adopt any new regulatory laws relating to contingent commissions, we will implement any necessary changes in order to comply with any new regulatory pronouncements.
Fully-Insured Programs: With a fully-insured program, we provide our insurance products without a risk-sharing mechanism and derive revenue from net earned premiums and investment income. Fully-insured programs are generally developed only in response to specific market opportunities and when we believe there is potential to evolve into a risk-sharing mechanism.

Description of Major Specialty Risk Management Services
      Program and Product Design. Before implementing a new program, we generally review: (1) financial projections for the contemplated program, (2) historical loss experience, (3) actuarial studies of the underlying risks, (4) the credit worthiness of the potential client, and (5) the availability of reinsurance. Our senior management team and associates representing each of the risk-management disciplines work together

MEADOWBROOK INSURANCE GROUP, INC.
to design, market, and implement new programs. While we do not generate substantial fees for program design services, these services are an integral part of our program management services and due diligence process.
      Underwriting Risk Selection and Policy Issuance. We perform underwriting services for our clients, its clients’ captives, and certain individual accounts. Compensation for underwriting services generally is included as management fee revenue. Our underwriting personnel help develop the proper criteria for selecting risks, while actuarial and reinsurance personnel evaluate and recommend the appropriate levels of rate and risk retention. The program is then tailored according to the requirements and qualifications of each client.
      Formation and Management of Risk-Bearing Entities. We generate fee revenue by forming and managing risk-bearing entities for clients and agents. We currently manage over fifteen captives and/or rent-a-captives and hold a minority interest in three of these captives. We also hold a minority interest in one former captive which we no longer manage that is currently in run-off. The offshore captives are managed by one of our subsidiaries in Bermuda or Barbados.
      Claims Administration and Handling. We earn fee revenue for handling and managing claims for workers’ compensation and most other casualty lines, such as property, professional liability, and general liability. We handle all claims functions for the majority of the programs we manage. Our involvement in claims administration and handling provides feedback to program managers in assessing the client’s risk environment and the overall structure of the program.
      Loss Prevention and Control. We earn fee revenue for loss control services, which are designed to help clients prevent or limit the impact of certain loss events. Through an evaluation of the client’s workplace environment, our loss control specialists assist the client in planning and implementing a loss prevention program and, in certain cases, provide educational and training programs.
      Reinsurance Placement. Through our reinsurance intermediary subsidiary, Meadowbrook Intermediaries, Inc., we earn commissions by placing excess-of-loss reinsurance and insurance coverage with high deductibles for insurance companies, captives, and self-insured programs that we manage. Reinsurance is also placed for clients who do not have other business relationships with us.
      Sales, Marketing, and Public Relations. We market our programs and services to associations, groups, local, regional and national insurance agents, and insurance consultants. Sales and marketing efforts include personal contact through independent agents, direct mail, telemarketing, advertising, internet-based marketing including affiliations with an insurance based web portal (captive.com) and our corporate website (www.meadowbrook.com), and attendance at seminars and trade and industry conventions.
      In June 2000, we launched our Advantage System (“Advantage”) and Agents Edgetm. Advantage is an internet-based business processing system, which reduces our internal administrative costs. In addition to administrative processing efficiencies, Advantage enhances underwriting practices, by automating risk selection criteria.
      Agents Edgetm is a specific application of Advantage utilizing an automated, predictable, profit-driven underwriting model to make workers’ compensation products available to select agencies through our regional branch offices. We are currently writing Agents Edgetm in fourteen states for our workers’ compensation programs and have plans to expand into other states in the future.
Insurance Operations
      Our Insurance Company Subsidiaries; Star, Savers, Ameritrust, and Williamsburg, issue insurance policies. Through our Insurance Company Subsidiaries, we engage in specialty risk management programs where we assume underwriting risks in exchange for premium. Our Insurance Company Subsidiaries primarily focus on specialty programs designed specifically for trade groups and associations, whose members are homogeneous in nature. Members are typically small-to-medium sized businesses. Our programs focus on select classes of property and casualty business which, through our due diligence process, we believe have

MEADOWBROOK INSURANCE GROUP, INC.
demonstrated a fundamentally sound prospect for generating underwriting profits. We occasionally do offer our programs on a nationwide basis; but more generally, our programs operate on a regional or state-specific basis. We avoid geographic concentration of risks that might lead to natural or intentionally caused catastrophic events. Our offshore captives, American Indemnity and PICL, which offer clients captive or rent-a-captive options, complement our Insurance Company Subsidiaries.
      Star, Savers, Williamsburg and Ameritrust are domiciled in Michigan, Missouri, California, and Florida, respectively. American Indemnity and PICL are Bermuda-based insurance companies.
      We may at times place risks directly with third party insurance carriers and participate in the risk as a reinsurance partner. Such arrangements typically generate management fee revenue and provide a means to manage premium leverage ratios.
      Our Insurance Company Subsidiaries are authorized to write business, on either an admitted or surplus lines basis, in all fifty states. Our Insurance Company Subsidiaries primarily offer workers’ compensation, commercial multiple peril, general liability, inland marine, and other liability coverages. For the year ended December 31, 2004, the workers’ compensation line of business accounted for 46.9%, 52.5%, and 55.0% of gross written premiums, net written premiums, and net earned premiums, respectively.
      We are dedicated to achieving consistent operating profitability and our strategy has been one of highly disciplined niche underwriting and, historically, this focus has produced profitable underwriting results. Beginning in late 1998, our underwriting results were impacted by adverse development on a limited group of insurance programs. Underwriting losses in those programs continued to grow, resulting in a significant reduction in statutory surplus within our Insurance Company Subsidiaries during 1999, 2000, and through the second quarter of 2001. The resulting impact on our financial position eventually caused our Insurance Company Subsidiaries to be downgraded from “A-” (Excellent) to stable “B” (Fair) by the leading insurance rating agency, A.M. Best Company (“A.M. Best”).
      During the three years ended December 31, 2001, 2000, and 1999, we eliminated a limited group of unprofitable programs that were not aligned with our historic and present business strategy. We also established strict corporate program guidelines that identify the following program types as unacceptable:

•	Risk-taking in the surety line of business;

•	Programs with aggregate stop loss provisions, where the client’s risk-sharing is capped at a specified loss ratio; and

•	Programs which lack adequate capital contributed by the risk-sharing partner or proven profitable experience.
      The underwriting losses associated with these discontinued programs were $12.8 million, $29.0 million, and $12.0 million, for the years ended December 31, 2001, 2000, and 1999, respectively. As a result of the concerted run-off strategy, all premiums related to these programs were fully earned during the first half of 2002. In addition, the uncertainty of future reserve development on these discontinued programs appears to have been reduced as a result of aggressive claims handling and reserve strengthening. Outstanding reserves related to these discontinued programs as of December 31, 2004 and 2003, were $10.1 million and $17.6 million, respectively. While we believe we have adequate reserves, there can be no assurances that there will not be additional losses in the future relating to these programs.
      In addition, we also terminated a number of programs to reduce gross and net premium leverage ratios, in late 2000 and in 2001. While these programs were within our underwriting guidelines, their performance was less profitable than our targeted return on equity goals. Our remaining programs, which are considered to be continuing / core programs, have historically met the underwriting profitability goals.
      The impact of the aggressive run-off of the discontinued business and return to strict adherence to our historic core business model, resulted in a gradual improvement in operating results. We remain committed to

MEADOWBROOK INSURANCE GROUP, INC.
disciplined and controlled growth and to a continuing effort at leveraging fixed costs. These actions are designed to improve our future return on equity and enhance shareholder value.
      To complete the turnaround, in June 2002, we successfully completed an offering of 21,275,000 shares of newly issued common stock at $3.10 per share. We raised $60.5 million in total net proceeds from the offering; $37.5 million was contributed to the surplus of Star and $20.0 million was used to pay down our line of credit. As a result of the capital contribution to Star, on June 26, 2002, A.M. Best upgraded our Insurance Company Subsidiaries financial strength rating to “B+” (Very Good) with a positive outlook. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level. The upgrade reflects A.M. Best’s positive assessment of our improved financial condition as a result of the issuance of new common shares and our debt reduction and indicates the potential for a near term upgrade. We believe that as a result of our improved balance sheet and operating performance our rating will remain at least at its current level, if not at an upgraded level. However, there can be no assurance that A.M. Best will not change its rating of our Insurance Company Subsidiaries in the future.
      On September 30, 2003, we issued $10.3 million of junior subordinated debentures to an unconsolidated subsidiary trust of ours. We received a total of $9.7 million in net proceeds from the issuance of these debentures, of which $6.3 million was contributed to the surplus of our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes.
      On April 29 and May 26, 2004, we issued senior debentures in the amount of $13.0 million and $12.0 million, respectively. The senior debentures mature in thirty years. We contributed $9.9 million of the proceeds from the senior debentures to our Insurance Company Subsidiaries as of December 31, 2004. The remaining proceeds from the issuance of the senior debentures may be used to support future premium growth through further contributions to our Insurance Company Subsidiaries and general corporate purposes.
      The following table summarizes gross written premiums, net written premiums, and net earned premiums for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 (in thousands):

Gross Written Premiums	2004	2003	2002	2001	2000

Workers’ Compensation	$146,982	$141,456	$104,822	$147,654	$132,108
Commercial Multiple Peril	71,715	48,091	33,072	44,513	42,170
Inland Marine	10,925	9,758	8,886	12,048	11,752
Other Liability	15,248	10,473	10,442	28,856	32,173
Other Commercial Auto Liability	48,070	26,902	9,894	38,191	44,070
Surety Bonds	42	5	2,998	7,377	5,116
All Other Lines	20,511	16,595	13,523	20,465	20,463

Total	$313,493	$253,280	$183,637	$299,104	$287,852

Net Written Premiums	2004	2003	2002	2001	2000

Workers’ Compensation	$122,896	$111,572	$90,979	$80,232	$69,977
Commercial Multiple Peril	46,351	36,628	22,375	31,019	19,527
Inland Marine	1,630	1,500	1,587	3,783	2,912
Other Liability	7,568	6,278	4,296	19,982	22,322
Other Commercial Auto Liability	37,762	19,599	9,125	35,502	11,237
Surety Bonds	11	73	119	180	(45)
All Other Lines	17,743	14,177	11,314	15,385	10,394

Total	$233,961	$189,827	$139,795	$186,083	$136,324

MEADOWBROOK INSURANCE GROUP, INC.

Net Earned Premiums	2004	2003	2002	2001	2000

Workers’ Compensation	$117,914	$93,324	$80,795	$69,360	$83,301
Commercial Multiple Peril	43,701	26,075	23,462	27,004	18,567
Inland Marine	1,628	1,556	1,716	3,782	2,915
Other Liability	6,416	4,849	9,325	22,539	22,261
Other Commercial Auto Liability	29,274	12,940	17,548	27,535	9,725
Surety Bonds	38	73	97	173	32
All Other Lines	15,522	12,388	12,440	13,272	9,199

Total	$214,493	$151,205	$145,383	$163,665	$146,000

Reserves
      The information required by this item is incorporated by reference to pages 64 and 65 and pages 73 and 74 of the Notes to the Consolidated Financial Statements, and pages 24-26 and pages 32-35 of Item 7, Management’s Discussion and Analysis.
      The following table shows the development of reserves for unpaid losses and loss adjustment expenses (“LAE”) from 1995 through 2004 for our Insurance Company Subsidiaries including PICL, and the deconsolidation impact of American Indemnity.
      Due to our adoption of SFAS 113, the bottom portion of the table shows the impact of reinsurance for the years 1995 through 2004, reconciling the net reserves shown in the upper portion of the table to gross reserves.

MEADOWBROOK INSURANCE GROUP, INC.
Analysis of Loss and Loss Adjustment Expense Development(1)

	Years Ended December 31,

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

	(In thousands)
Reserves for losses and LAE at end of period	$64,668	$65,775	$60,786	$84,254	$127,500	$172,862	$198,653	$193,116	$192,019	$226,996
Deconsolidation of subsidiary				(147)	(1,425)	(3,744)	(5,572)	(2,973)	(2,989)
Adjusted reserves for losses and LAE at end of period	$64,668	$65,775	$60,786	$84,107	$126,075	$169,118	$193,081	$190,143	$189,030	$226,996
Cumulative paid as of
1 year	25,659	31,626	31,368	39,195	54,928	70,952	77,038	78,023	71,427
2 years later	42,969	49,930	47,313	56,763	90,416	115,669	130,816	122,180
3 years later	52,222	58,362	56,848	76,776	116,001	146,548	157,663
4 years later	57,443	64,018	65,517	85,447	132,995	160,673
5 years later	59,182	67,928	68,138	93,009	139,939
6 years later	60,653	69,503	72,063	96,739
7 years later	60,630	72,337	74,002
8 years later	63,348	73,992
9 years later	64,592
Reserves re-estimated as of end of year:
1 year	65,058	67,010	69,012	98,587	146,213	182,976	199,171	193,532	193,559
2 years later	65,312	69,536	73,591	106,487	144,453	186,191	205,017	196,448
3 years later	66,692	74,796	74,009	102,075	152,630	189,632	207,379
4 years later	68,557	74,439	77,771	104,017	156,997	190,305
5 years later	65,795	76,025	78,490	106,668	158,287
6 years later	65,874	77,239	80,084	109,038
7 years later	66,521	79,142	80,626
8 years later	68,674	79,580
9 years later	69,144
Net cumulative deficiency
Dollars	$(4,476)	$(13,805)	$(19,840)	$(24,931)	$(32,212)	$(21,187)	$(14,298)	$(6,305)	$(4,529)
Percentage	(6.9)%	(21.0)%	(32.6)%	(29.6)%	(25.5)%	(12.5)%	(7.4)%	(3.3)%	(2.4)%
Net reserves	64,668	65,775	60,786	84,107	126,075	169,118	193,081	190,143	189,030	226,996
Ceded reserves	22,318	26,615	38,193	64,590	101,744	168,962	195,943	181,817	147,446	151,161
Gross reserves	86,986	92,390	98,979	148,697	227,819	338,080	389,024	371,960	336,476	378,157

Net re-estimated	69,144	79,580	80,626	109,038	158,287	190,305	207,379	196,448	193,559
Ceded re-estimated	38,874	41,969	59,322	102,339	171,170	244,873	261,908	228,467	174,829
Gross re-estimated	108,018	121,549	139,948	211,377	329,457	435,178	469,287	424,915	368,388

Gross cumulative deficiency	$(21,032)	$(29,159)	$(40,969)	$(62,680)	$(101,638)	$(97,098)	$(80,263)	$(52,955)	$(31,912)

MEADOWBROOK INSURANCE GROUP, INC.
     The following table sets forth the difference between generally accepted accounting principles (“GAAP”) reserves for loss and loss adjustment expenses and statutory reserves for loss and loss adjustment expenses at December 31, (in thousands):

	2004	2003

GAAP reserves for losses and LAE	$378,157	$339,465
Deconsolidation of subsidiary(1)	—	(2,989)

Adjusted GAAP reserves for losses and LAE	378,157	336,476
Reinsurance recoverables for unpaid losses	(151,161)	(147,446)
Allowances against reinsurance recoverables**	(1,479)	(1,785)
Non-regulated foreign insurance subsidiary
PICL***	(1,800)	(2,216)

Statutory reserves for losses and LAE	$223,717	$185,029

*	For the year ended December 31, 2004, we reported an increase of $31.9 million in gross ultimate loss estimates for accident years 2003 and prior, or 9.5% of $336.5 million of gross losses and LAE reserves at January 1, 2004. We reported a $4.5 million increase in net ultimate losses and LAE estimates for accident years 2003 and prior, or 2.4% of $192.0 million. The change in gross ultimate loss estimates for accident years 2003 and prior is greater than the change in net ultimate loss estimates as a result of gross development on one program in which we retained less than 2.5% of the risk, also known as fronted business.

**	The GAAP allowance for reinsurance recoverables is reported as a Schedule F penalty or a non-admitted asset for statutory accounting.

***	PICL is an offshore captive, which offers clients captive or rent-a-captive options. It is not a domestic insurance company and, therefore, is not included in the combined statutory financial statements filed with the National Association of Insurance Commissioners and state regulators.

(1)	In accordance with FIN 46(R), we performed an evaluation of our business relationships and determined that our wholly owned subsidiary, American Indemnity, did not meet the tests for consolidation, as neither us, nor our subsidiary Star, are the primary beneficiaries of American Indemnity. Therefore, effective January 1, 2004, we deconsolidated American Indemnity on a prospective basis in accordance with the provisions of FIN 46(R). Accordingly, we have adjusted the reserves and development within the above table. The adoption of FIN 46(R) and the deconsolidation of American Indemnity did not have a material impact on our consolidated balance sheet or consolidated statement of income.
     As a result of adverse development on prior accident years’ reserves, the provision for losses and loss adjustment expenses increased by $4.5 million, $2.9 million, and $6.1 million in calendar years 2004, 2003, and 2002, respectively.
Investments
      Certain information required by this item is incorporated by reference to pages 64 and 69-72 of the Notes to the Consolidated Financial Statements, and page 26 of Item 7, Management’s Discussion and Analysis.
Competition and Pricing
      We compete with other providers of risk management programs and services, as well as, with traditional providers of commercial insurance. Both the risk management and the traditional property and casualty insurance markets are highly competitive. Our risk management programs and services compete with products and services offered by insurance companies, other providers of risk management services (including domestic and foreign insurers and reinsurers and insurance agents), as well as with self-insurance plans, captives managed by others, and a variety of other risk-financing vehicles and mechanisms. These competitive products are offered by other companies that may have greater financial resources than we do. Our agency operations compete with other local, regional, and national insurance agencies for individual client insurance needs.
      The market for risk management products and services is significantly influenced by market conditions affecting the traditional property and casualty insurance industry. Insurance market conditions historically have been subject to significant variability due to premium rate competition, natural disasters and other

MEADOWBROOK INSURANCE GROUP, INC.
catastrophic events, judicial trends, changes in the investment and interest rate environment, regulation, and general economic conditions. Pricing is a primary means of competition in the commercial insurance market. Competition is also based on the availability and quality of products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise. The primary basis for competition among risk management providers varies with the financial and insurance needs and resources of each potential insured. Principle factors that are considered by insureds include an analysis of the net present-value (after-tax) of the cost of financing the insured’s expected level of losses; the amount of excess coverage provided in the event losses exceed expected levels; cash flow and tax planning considerations; and the expected quality and consistency of the services to be provided. We believe that we are able to compete based on our experience, the quality of our products and services, and our program-oriented approach. However, our ability to successfully compete is dependent upon a number of factors, including market and competitive conditions, many of which are outside of our control.
Regulation

Insurance Company Regulation
      Our Insurance Company Subsidiaries are subject to regulation by government agencies in the states in which they do business. The nature and extent of such regulation varies from jurisdiction to jurisdiction but typically involves;

•	prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company;

•	regulation of certain transactions entered into by an insurance company with any of its affiliates;

•	approval of premium rates, forms and policies used for many lines of insurance;

•	standards of solvency and minimum amounts of capital and surplus which must be maintained;

•	establishment of reserves required to be maintained for unearned premium, loss and loss adjustment expense, or for other purposes;

•	limitations on types and amounts of investments;

•	restrictions on the size of risks that may be insured by a single company;

•	licensing of insurers and agents;

•	deposits of securities for the benefit of policyholders;

•	and the filing of periodic reports with respect to financial condition and other matters.
      In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders, rather than security holders.

Holding Company Regulatory Acts
      In addition to the regulatory oversight of our Insurance Company Subsidiaries, we are subject to regulation under the Michigan, Missouri, California, and Florida Insurance Holding Company System Regulatory Acts (the “Holding Company Acts”). The Holding Company Acts contain certain reporting requirements including those that require us to file information relating to our capital structure, ownership, and financial condition and general business operations of our Insurance Company Subsidiaries. The Holding Company Acts contain special reporting and prior approval requirements with respect to transactions among affiliates.

MEADOWBROOK INSURANCE GROUP, INC.

Various State and Federal Regulation
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

Reinsurance Intermediary
      Our reinsurance intermediary is also subject to regulation. Under applicable regulations, the intermediary is responsible, as a fiduciary, for funds received on account of the parties to the reinsurance transaction and is required to hold such funds in appropriate bank accounts subject to restrictions on withdrawals and prohibitions on commingling.

Licensing and Agency Contracts
      We, or certain of our designated employees, must be licensed to act as agents by state regulatory authorities in the states in which we conduct business. Regulations and licensing laws vary in individual states and are often complex.
      The applicable licensing laws and regulations in all states are subject to amendment or reinterpretation by state regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses. The possibility exists that we, or our employees, could be excluded, or temporarily suspended, from continuing with some or all of our activities in, or otherwise subjected to penalties by, a particular state.
Insurance Regulation Concerning Change or Acquisition of Control
      Star, Savers, Williamsburg and Ameritrust are domestic property and casualty insurance companies organized, respectively, under the insurance laws (the “Insurance Codes”) of Michigan, Missouri, California, and Florida. The Insurance Codes provide that acquisition or change of control of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a “Form A”) containing information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. In Michigan, Missouri, California, and Florida, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing ten percent or more of the voting securities of the company.
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
      Any future transactions that would constitute a change in control would also generally require prior approval by the Insurance Departments of Michigan, Missouri, California, and Florida and would require pre-acquisition notification in those states that have adopted pre-acquisition notification provisions and in which

MEADOWBROOK INSURANCE GROUP, INC.
the insurers are admitted. Such requirements may deter, delay or prevent certain transactions that could be advantageous to our shareholders.
Membership in Insolvency Funds and Associations and Mandatory Pools
      Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from insolvency funds were $784,000, $783,000, and $1,614,000, respectively, for 2004, 2003, and 2002. Most of these payments are recoverable through future policy surcharges and premium tax reductions.
      Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may adversely effect us. Total assessments paid to all such facilities were $2,291,000, $2,378,000, and $2,799,000, respectively, during 2004, 2003, and 2002.
Restrictions on Dividends and Risk-Based Capital
      The information required by this item is incorporated by reference to pages 81 and 82 of the Notes to the Consolidated Financial Statements, and pages 41-43 of Item 7, Management’s Discussion and Analysis.
Effect of Federal Legislation
      The Terrorism Risk Insurance Act (“TRIA”) was signed into law on November 26, 2002, and provides government support for businesses that suffer damages as a result of acts of foreign-based terrorism. TRIA serves as an additional high layer of reinsurance against losses that may arise from a domestic incident by foreign groups. The impact to us resulting from TRIA is minimal as we do not underwrite risks that are considered targets for terrorism; avoid concentration of exposures in both property and workers’ compensation; and have terrorism coverage included in our reinsurance treaties to cover the most likely exposure.
NAIC-IRIS Ratios
      The National Association of Insurance Commissioners’ (“NAIC”) Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries or possible further review from individual state insurance commissioners. Refer to pages 42-44 of Item 7, Management’s Discussion and Analysis.
Available Information
      Our Internet address is www.meadowbrook.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership (Forms 3, 4, and 5), and any amendments to those reports, as soon as reasonable practicable after we electronically file such material with, or furnished to, the United States Securities and Exchange

MEADOWBROOK INSURANCE GROUP, INC.
Commission (“SEC”). You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington D.C., 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains reports, proxy statements, and other information that we file at www.sec.gov. Our SEC reports can also be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with, or furnished to the SEC. The Charters of the Nominating and Governance Committee, the Compensation Committee, the Audit Committee, the Finance Committee, and the Investment Committee of our Board of Directors, are also available on our website, or available in print to any shareholder who requests this information. In addition, our Corporate Governance Guidelines, Code of Conduct, and our Business Conduct Policy are available on our website, or in print to any shareholder who requests this information.
Item 2.     Properties
      In 1998, we purchased land in Southfield, Michigan for a cost of $3.2 million. In 2004, the construction of our new corporate headquarters was completed on half of this land. On December 6, 2004, we relocated to the new office building. This new building is approximately 72,000 square feet. The total construction cost of the building approximated $12.0 million, which was paid in full at the closing on January 19, 2005. Previously, we leased our corporate offices from an unaffiliated third party. In 2004, we paid rent for those offices in the amount of approximately $1.5 million.
      In 2003, we entered into a Purchase and Sale Agreement, whereby we agreed to sell the remaining portion of the land to an unaffiliated third party for the purpose of constructing an office building adjacent to our new corporate headquarters. In exchange for a land contract, this third party agreed to pay $2.1 million for the land, $1.2 million for their share of the costs related to the common areas, and other related costs of approximately $226,000. A deposit on this transaction was placed into escrow on July 29, 2004, subject to the conveyance of certain land by the City of Southfield and filing of the revised land description with the register of deeds. The transaction is expected to be completed in 2005.
      In 2000, Savers purchased a building at 12641 East 116th Street, Cerritos, California, in which another subsidiary of ours has its operations, for $2.0 million. In July 2004, we entered into an agreement with an unaffiliated third party to sell this property and subsequently leaseback the property. The sale proceeds were $2.9 million and the net book value of the property was $1.9 million. Direct costs associated with the transaction were $158,000. In conjunction with the sale, a deferred gain of $880,000 was recorded and will be amortized over the ten-year term of the operating lease.
      Through our subsidiaries, we are also a party to various leases for locations in which we have offices. We do not consider any of these leases to be material.
Item 3.     Legal Proceedings
      We are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, we have established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with SFAS No. 5, “Accounting for Contingencies”, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable, an accrual for the costs to resolve these claims is recorded and is included in our consolidated balance sheets. Period expenses related to the defense of such claims are included in other

MEADOWBROOK INSURANCE GROUP, INC.
operating expenses in the accompanying consolidated statements of income. With the assistance of outside counsel, we adjust such provisions from time-to-time according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, we do not expect the outcome of the claims, lawsuits and proceedings to which we are subject to, either individually, or in the aggregate, will have a material adverse effect on our financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II
Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Shareholder Information
Corporate Headquarters
26255 American Drive
Southfield, MI 48034-6112
Phone: (248) 358-1100

Auditors
PricewaterhouseCoopers LLP
Chicago, IL

Corporate Counsel
Howard & Howard Attorneys, P.C.
Bloomfield Hills, MI	Transfer Agent & Registrar LaSalle Bank National Association Shareholder Services Division 135 South LaSalle Street, Suite 1811 Chicago, IL 60603 Stock Listing New York Stock Exchange Symbol: MIG	Annual Meeting The Annual Meeting of Meadowbrook Shareholders will be held at: 2:00 p.m. May 10, 2005 Corporate Headquarters 26255 American Drive Southfield, MI
Shareholder Relations and Form 10-K
      A copy of our 2004 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Investor Relations Department at our corporate headquarters, or contact:

Karen M. Spaun, Senior Vice President and Chief Financial Officer (248) 204-8178 karen.spaun@meadowbrook.com

Jennifer La, Director of Financial Analysis (248) 204-8159 jennifer.la@meadowbrook.com
Direct Investment Plan
      Our Shareholder Investment Plan (“Plan”) offers a simple and systematic way to purchase our common stock without paying brokerage fees or commissions. With the Plan’s many flexible features, an account may be customized to reflect individual financial and investment objectives.
      If you would like additional information including a prospectus and an application, please contact: LaSalle Bank National Association 1-800-246-5761, option 2.

MEADOWBROOK INSURANCE GROUP, INC.
Share Price and Dividend Information
      The following table sets forth for the periods indicated, the high and low closing sale prices of our common shares as reported on the NYSE Composite Tape, and quarterly dividends paid for the years ended:

December 31, 2004	High	Low	Dividends

First Quarter	5.35	4.15	—
Second Quarter	5.86	4.90	—
Third Quarter	5.50	4.34	—
Fourth Quarter	5.24	4.32	—

December 31, 2003	High	Low	Dividends

First Quarter	2.67	2.00	—
Second Quarter	3.43	2.30	—
Third Quarter	4.18	2.90	—
Fourth Quarter	4.51	3.92	—
      For additional information regarding dividend restrictions, refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis.
      Our Board of Directors considers whether a dividend will be declared based on a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations and financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its subsidiaries. We did not receive any dividends from our Insurance Company Subsidiaries in 2004 or 2003.
      As of March 1, 2005 there were approximately 262 holders of record of our common stock. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.
      The information required by this item in regard to repurchases by us of our common stock is included under Note 11 — Shareholders’ Equity of our Form 10-K for the year ended December 31, 2004, which is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.
Item 6.     Selected Financial Data
Selected Consolidated Financial Data

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share and ratio data)
Income Statement Data:
Gross written premiums	$313,493	$253,280	$183,637	$299,104	$287,852
Net written premiums	233,961	189,827	139,795	186,083	136,324
Net earned premiums	214,493	151,205	145,383	163,665	146,000
Net commissions and fees	40,535	45,291	37,581	40,675	41,251
Net investment income	14,911	13,484	13,958	14,228	13,715
Net realized gains	339	823	666	735	540
Gain (loss) of sale of subsidiary	—	—	199	(1,097)	—
Total revenue	270,278	210,803	197,787	218,206	201,506
Net losses and LAE(1)	135,938	98,472	98,734	125,183	127,619
Policy acquisition and other underwriting expenses(1)	33,424	23,606	33,573	31,216	25,399
Other administrative expenses	25,964	23,232	22,612	23,531	27,366
Salaries and employee benefits	52,297	48,238	37,659	44,179	43,038
Interest expense	2,281	977	3,021	4,516	5,135
Gain on debt reduction	—	—	(359)	—	—
Income (loss) before income taxes and equity earnings	20,374	16,278	2,547	(10,419)	(27,051)
Equity earnings of affiliates	39	3	—	—	—
Net income (loss)	14,061	10,099	1,650	(6,510)	(17,473)
Earnings per share — Diluted	$0.48	$0.35	$0.08	$(0.76)	$(2.05)
Dividends declared per share	$—	$—	$—	$0.09	$0.12
Balance Sheet Data:
Total investments and cash and cash equivalents	$402,156	$324,235	$286,050	$233,723	$240,083
Total assets	801,696	692,266	674,839	687,888	661,183
Loss and LAE reserves	378,157	339,465	374,933	394,596	341,824
Debt	12,144	17,506	32,497	54,741	53,013
Debentures	35,310	10,310	—	—	—
Shareholders’ equity	167,510	155,113	147,395	80,316	85,975
Book value per share	$5.76	$5.34	$4.98	$9.44	$10.10
Other Data:
GAAP ratios (insurance companies only):
Net loss and LAE ratio	67.9%	70.1%	72.1%	81.1%	90.9%
Expense ratio	33.5%	34.3%	36.5%	35.8%	35.9%
Combined ratio	101.4%	104.4%	108.6%	116.9%	126.8%
Statutory combined ratio	101.2%	101.9%	109.7%	113.0%	126.4%

(1)	Both the loss and loss adjustment expense ratios are calculated based upon unconsolidated insurance company operations. The following table sets forth the intercompany fees, which are eliminated in consolidation.

MEADOWBROOK INSURANCE GROUP, INC.
Unconsolidated GAAP data — Ratio Calculation Table:

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

Net earned premiums	$214,493	$151,205	$145,383	$163,665	$146,000
Consolidated net losses and LAE	$135,938	$98,472	$98,734	$125,183	$127,619
Intercompany claim fees	9,691	7,514	6,154	7,520	5,026

Unconsolidated net losses and LAE	$145,629	$105,986	$104,888	$132,703	$132,645

GAAP net loss and LAE ratio	67.9%	70.1%	72.1%	81.1%	90.9%
Consolidated policy acquisition and other underwriting expenses	$33,424	$23,606	$33,573	$31,216	$25,399
Intercompany administrative and other underwriting fees	38,359	28,296	19,445	27,309	27,002

Unconsolidated policy acquisition and other underwriting expenses	$71,783	$51,902	$53,018	$58,525	$52,401

GAAP expense ratio	33.5%	34.3%	36.5%	35.8%	35.9%
GAAP combined ratio	101.4%	104.4%	108.6%	116.9%	126.8%
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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
      This Form 10-K may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectibility of reinsurance; increased rate pressure on premiums; obtainment of certain rate increases in current market conditions; investment rate of return; changes in and adherence to insurance regulation; actions taken by regulators, rating agencies or lenders; obtainment of certain processing efficiencies; changing rates of inflation; general economic conditions and other risks identified in our reports and registration statements filed with the Securities and Exchange Commission. We are not under any obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Description of Business
      We are a publicly traded specialty risk management company, with an emphasis on alternative market insurance and risk management solutions for agents, professional and trade associations, and insureds of all sizes. The alternative market includes a wide range of approaches to financing and managing risk exposures, such as captives, rent-a-captives, risk retention and risk purchasing groups, governmental pools and trusts, and self-insurance plans. The alternative market developed as a result of the historical volatility in the cost and availability of traditional commercial insurance coverages, and usually involves some form of self-insurance or risk-sharing on the part of the client. We develop and manage alternative risk management programs for defined client groups and their members. We also operate as an insurance agency representing unaffiliated insurance companies in placing insurance coverages for policyholders. We define our business segments as specialty risk management operations and agency operations.
      On June 6, 2002, we sold 18,500,000 shares of newly issued common stock at $3.10 per share in a public offering. On June 21, 2002, the underwriters exercised their over-allotment option to acquire 2,775,000 of additional shares of our common stock. After deducting underwriting discounts, commissions, and expenses, we received net proceeds from the offering of $60.5 million. We utilized $57.5 million of the $60.5 million raised in the public offering to pay down our line of credit by $20.0 million and contributed $37.5 million to the surplus of our Insurance Company Subsidiaries. The remaining proceeds were used for general corporate purposes.
      On September 30, 2003, we issued $10.3 million of junior subordinated debentures to an unconsolidated subsidiary trust. We received a total of $9.7 million in net proceeds from the issuance of these debentures, of which $6.3 million was contributed to the surplus of our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes.
      On April 29 and May 26, 2004, we issued senior debentures in the amount of $13.0 million and $12.0 million, respectively. The senior debentures mature in thirty years. We contributed $9.9 million of the proceeds from the senior debentures to our Insurance Company Subsidiaries as of December 31, 2004. The

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
remaining proceeds from the issuance of the senior debentures may be used to support future premium growth through further contributions to our Insurance Company Subsidiaries and general corporate purposes.

Specialty Risk Management Operations
      Our specialty risk management operations segment focuses on specialty or niche insurance business in which we provide various services and coverages tailored to meet the specific requirements of defined client groups and their members. These services include, risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of our agent-partners. We recognize revenue related to the services and coverages from our specialty risk management operations within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains (losses).
      We categorize our programs into three categories: managed, risk-sharing, and fully insured. With managed programs, we earn service fee revenue by providing management and other services to a client’s risk-bearing entity, but generally do not share in the operating results. With risk-sharing programs, we participate with the client or producer in the operating results of the programs through the utilization of a captive, rent-a-captive or similar structure, which are reinsurance companies and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”. With risk-sharing programs, we derive revenues from net earned premiums, fee revenue and commissions, and investment income. In addition, we may benefit from any margin built into the ceding commissions for services we render on behalf of the risk-sharing partner for the program. With fully insured programs, we provide commercial insurance coverage and derive revenue from net earned premiums and investment income. Fully insured programs are developed in response to a specific market opportunity and generally when we believe there is potential to evolve into a risk-sharing program.

Agency Operations
      We earn commission revenue through the operation of our retail property and casualty insurance agency, which was formed in 1955. The agency has grown to be one of the largest agencies in Michigan and, with acquisitions, has expanded into California. The agency operations produce commercial, personal lines, life, and accident and health insurance, for more than fifty unaffiliated insurance carriers.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      In recent years, we have derived our revenue from the following sources (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Revenues
Net earned premiums	$214,493	$151,205	$145,383
Management fees	16,253	18,751	12,761
Claims fees	13,207	14,756	8,076
Loss control fees	2,174	2,303	2,590
Reinsurance placement	420	308	309
Investment income	14,887	13,471	13,906
Net realized gains	339	823	666

Specialty risk management	261,773	201,617	183,691
Agency operations	17,690	14,954	14,330
Reconciling items(1)	24	13	52
Gain on sale of subsidiary	–	–	199
Intersegment revenue(2)	(9,209)	(5,781)	(485)

Consolidated revenue	$270,278	$210,803	$197,787

(1)	The revenue included in reconciling items relates to interest income in the holding company.

(2)	Intersegment revenue is related to intercompany agency commission revenue, which represents commissions received by our agency operations from our Insurance Company Subsidiaries. This revenue is primarily related to the conversion of an existing west-coast commercial transportation program to one of our Insurance Company Subsidiaries.
Critical Accounting Estimates

General
      In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, the actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. We believe the following policies are the most sensitive to estimates and judgments.

Losses and Loss Adjustment Expenses
      Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid losses and loss adjustment expenses (“LAE”), insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and LAE. We establish a liability for losses and LAE which represent (1) case basis estimates of reported unpaid losses and LAE on direct business, (2) actuarial estimates of incurred but not reported losses (“IBNR”) and LAE, and (3) estimates received from ceding reinsurers on assumed business. Such liabilities, by necessity, are based upon estimates and, while we believe the amount of our reserves are adequate, the ultimate liability may be greater or less than the amount provided.
      As of December 31, 2004, we have accrued $378.2 million of gross loss and LAE reserves compared with $339.5 million at December 31, 2003.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      When a claim is reported to one of our Insurance Company Subsidiaries, our claims personnel establish a case reserve for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims person. Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments and periodic reviews of the claims.
      In addition to case reserves and in accordance with industry practice, we maintain estimates of reserves for losses and LAE incurred but not yet reported. We project an estimate of ultimate losses and LAE at each reporting date. The difference between: (i) projected ultimate loss and LAE reserves and (ii) case loss reserves and LAE reserves thereon is carried as the IBNR reserve. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, we estimate the ultimate liability for losses and LAE, net of reinsurance recoverables.
      Our reserves are reviewed by internal and independent actuaries for adequacy on a quarterly basis. When reviewing reserves, we analyze historical data and estimate the impact of various factors such as: (1) per claim information; (2) industry and our historical loss experience; (3) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (4) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.
      The key assumptions we use in our selection of ultimate reserves include underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2004, 2003, and 2002.

Reinsurance Recoverables
      Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR losses and LAE. Such recoverables, by necessity, are based upon estimates. Reinsurance does not legally discharge us from our legal liability to our insureds, but it does make the assuming reinsurer liable to us to the extent of the reinsurance ceded. Instead of being netted against the appropriate liabilities, ceded unearned premiums and reinsurance recoverables on paid and unpaid losses and LAE are reported separately as assets in our consolidated balance sheets. Reinsurance recoverable balances are also subject to credit risk associated with the particular reinsurer. In our selection of reinsurers, we continually evaluate their financial stability. While we believe our reinsurance recoverables are collectible, the ultimate recoverable may be greater or less than the amount accrued. At December 31, 2004 and 2003, reinsurance recoverables on paid and unpaid losses were $169.1 million and $165.0 million, respectively.
      In our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs. Generally, we collateralize balances due from our risk-sharing partners through funds withheld trusts or letters of credit. We have historically maintained an allowance for the potential

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which are in litigation. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. At December 31, 2004, we believe this allowance is adequate. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk-sharing partners. No assurance can be given, however, regarding the future ability of any of our risk-sharing partners to meet their obligations.

Investments and Other Than Temporary Impairments of Securities and Unrealized Losses on Investments
      Our investment securities are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to our liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes, and, accordingly have no effect on net income. However, if there is a decline in the fair value of an investment below its cost and the decline is considered other than temporary, the amount of decline below cost is charged to earnings.
      Our investment portfolio is primarily invested in debt securities classified as available for sale, with a concentration in fixed income securities of a high quality. Our investment philosophy is to maximize after-tax earnings and maintain significant investments in tax-exempt bonds. Our policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of, but not limited to, the following factors: (1) market value less than amortized cost for a six month period; (2) rating downgrade or other credit event (e.g., failure to pay interest when due); (3) financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; (4) prospects for the issuer’s industry segment; and (5) intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. We evaluate our investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other than temporarily impaired are written down to their estimated net fair value and the related losses recognized in income. There were no impaired investments written down in 2004 and 2003. There were $75,000 in impaired investments written down in 2002. There can be no assurance, however, that significant changes in the above factors in relation to our investment portfolio, will not result in future impairment charges.
      At December 31, 2004 and 2003, we had 124 and 56 securities that were in an unrealized loss position, respectively. These investments all had unrealized losses of less than ten percent. At December 31, 2004, two investments, with an aggregate $75,000 unrealized loss, have been in an unrealized loss position for more than eighteen months. At December 31, 2003, one investment, with a $71,000 unrealized loss, was in an unrealized loss position for more than eighteen months. As of December 31, 2004 and 2003, gross unrealized losses on available for sale securities were $1.3 million and $893,000, respectively.

Revenue Recognition
      We recognize premiums written as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received and actuarial estimates. In addition, certain premiums are subject to retrospective premium adjustments. Premium is recognized over the term of the insurance contract.
      Fee income, which includes risk management consulting, loss control, and claims services, is recognized in the period the services are provided. Claims processing fees are recognized as revenue over the estimated life of the claims, or the estimated life of the contract. For those contracts that provide services beyond the

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
contractually defined termination date of the related contracts, fees are deferred in an amount equal to an estimate of our obligation to continue to provide services.
      Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they were earned. Commission income is reported net of sub-producer commission expense. Commission and other adjustments are recorded when they occur and we maintain an allowance for estimated policy cancellations and commission returns.
      We review, on an ongoing basis, the collectibility of our receivables and establish an allowance for estimated uncollectible accounts. As of December 31, 2004 and 2003, the allowance for uncollectibles on receivables was $4.3 million and $4.7 million, respectively.

Legal Contingencies
      We are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these matters seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. We continually evaluate the likelihood on any adverse development to theses matters and their potential impact on our financial statements. There can be no assurance, however, that the actual outcomes will be consistent with our evaluations. On the basis of current information, we do not expect the outcome of the claims, lawsuits and proceedings to which we are subject to, either individually, or in the aggregate, will have a material adverse effect on our financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, we have established provisions against these items, which we believe to be adequate in light of current information and legal advice.

Goodwill
      Goodwill represents the excess of the purchase price over the fair value of net assets of subsidiaries acquired. As required by SFAS No. 142 “Goodwill and Other Intangible Assets”, we no longer amortize goodwill and, at least annually, we test all existing goodwill for impairment using a fair value approach, on a reporting unit basis. We test for impairment more frequently if events or changes in circumstances indicate that there may be an impairment to goodwill. We carry goodwill on two reporting units within the agency operations segment in the amount of $4.0 million and three reporting units within the specialty risk management operations segment in the amount of $25.0 million. Based on our most recent evaluation of goodwill impairment, we determined that no impairment to goodwill exists.
Results of Operations

Executive Overview
      During 2004, we continued to experience an improved earnings pattern. Our underwriting results strengthened as a result of the controlled growth in earned premium in profitable programs. Our net income for 2004, demonstrates our commitment to continued underwriting discipline, our focus on growing our profitable specialty and fee-for-service programs, rate increases, and our on-going plan to leverage fixed costs. In addition, we continued to achieve operational efficiencies and enhancements. As a result, our generally accepted accounting principles (“GAAP”) combined ratio improved 3.0 percentage points to 101.4% in 2004 from 104.4% in 2003.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      In 2004, we raised $24.3 million from the issuance of senior debentures, in addition to the $10.3 million we raised in 2003 from the issuance of junior subordinated debentures. Since raising capital in 2002 and the issuance of the debentures, we have continued to remain focused on a systematic deployment of proceeds from theses transactions with controlled growth of historically profitable underwriting programs. Our gross written premiums increased $60.2 million, or 23.8% in 2004. We continue to implement new programs, which have proven track records of profitability. Our net earned premium increased $4.9 million as a result of new business. As previously indicated, with the growth we are experiencing, we continue to leverage fixed costs and maximize statutory surplus and cash flows. Statutory surplus increased to $120.7 million in 2004, from $99.9 million in 2003. In 2004, we had positive cash flow from operations of $70.7 million, compared to $47.5 million in 2003.
2004 compared to 2003:
      Results from operations improved $4.0 million from a net income of $10.1 million, or $0.35 per diluted share, in 2003 to net income of $14.1 million, or $0.48 per diluted share, in 2004. This improvement reflects an improvement in underwriting results, which is the result of the controlled growth of earned premium in profitable programs written in 2004, continued rate increases, growth in agency commission, control over expenses, and leveraging of fixed costs. In addition, this improvement in net income reflects an after-tax benefit of approximately $1.4 million from the acceleration of revenue recognition, net of expenses, relating to the termination of a specific multi-state claims run-off contract.
      Revenues increased $59.5 million, or 28.2%, to $270.3 million for the year ended December 31, 2004, from $210.8 million for the comparable period in 2003. This increase reflects a $63.3 million, or 41.9%, increase in net earned premiums. The growth in net earned premiums primarily reflects the earning pattern of programs written in 2004, which include the conversion of an existing west-coast commercial transportation program to one of our insurance subsidiaries, the impact of a renewal rights contract for a select group of association-endorsed workers’ compensation programs which had over twenty years of profitable underwriting experience, the implementation of an excess liability program for public entities with a twenty-year profitable track record, the return of profitable programs, the impact of an overall 13.6% rate increase achieved in 2003, and an overall 8.4% rate increase in 2004, which consisted of 4.3% in the workers’ compensation line of business and 12.5% in all other lines of business combined. This increase was partially offset by the anticipated reduction in managed fee revenue from two limited duration or closed end administrative services and claims contracts.
      During 2004, we accelerated the recognition of the deferred claim revenue related to a multi-state claims run-off service contract. The acceleration of this revenue was a result of an earlier than anticipated termination of our obligation under the contract. This contract was terminated by the Liquidator during the third quarter of 2004, after a Liquidation Order was entered against the entity for which we had serviced the claims. At the time of termination, we had $3.5 million of deferred revenue related to the claims contract. The revenue had been paid to us pursuant to an agreed upon schedule. However, in order to remain consistent with our historic claims handling pattern, we had previously adopted a more conservative revenue recognition pattern; therefore, resulting in the establishment of deferred revenue. At the termination of the contract, pursuant to the contract terms, we are no longer obligated to handle the related claims. The $3.5 million of deferred revenue related to the claims contract, was fully recognized as of September 30, 2004. Had the contract not been terminated, we would have received additional claims fee revenue for continued claims handling services. Of the $3.5 million, approximately $993,000 was expected to be recognized within the fourth quarter of 2004. Therefore, the pre-tax favorable impact for 2004 in relation to the acceleration of the deferred claim revenue, net of related expenses, would have been approximately $2.1 million. Refer to our revenue recognition accounting policy described in Note 1 — Summary of Significant Accounting Policies of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
2003 compared to 2002:
      Results from operations improved $8.4 million from a net income of $1.7 million, or $0.08 per diluted share, in 2002 to net income of $10.1 million, or $0.35 per diluted share, in 2003. This improvement reflects the addition of new fee-for-service agreements, the absence of reserve strengthening on discontinued programs, and continued expense controls. The new fee revenue and expense controls have allowed us to leverage our fixed costs. This improvement in net income also reflects the impact of rate increases achieved in 2003 and 2002 of 13.6% and 15.7%, respectively.

Specialty Risk Management Operations
      The following table sets forth the revenues and results from operations for specialty risk management operations (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Revenue:
Net earned premiums	$214,493	$151,205	$145,383
Management fees	16,253	18,751	12,761
Claims fees	13,207	14,756	8,076
Loss control fees	2,174	2,303	2,590
Reinsurance placement	420	308	309
Investment income	14,887	13,471	13,906
Net realized gains	339	823	666

Total revenue	$261,773	$201,617	$183,691

Pre-tax income (loss)
Specialty risk management operations	$16,577	$11,822	$(739)
2004 compared to 2003:
      Revenues from specialty risk management operations increased $60.2 million, or 29.9%, to $261.8 million for the year ended December 31, 2004, from $201.6 million for the comparable period in 2003.
      Net earned premiums increased $63.3 million, or 41.9%, to $214.5 million in the year ended December 31, 2004, from $151.2 million in the comparable period in 2003. As previously mentioned, this increase primarily reflects the earning pattern resulting from the controlled growth of programs written in 2004.
      Management fees decreased $2.5 million, or 13.3%, to $16.3 million for the year ended December 31, 2004, from $18.8 million for the comparable period in 2003. The decrease in management fees reflects an anticipated shift in fee-for-service revenue previously generated from a third party contract to internally generated fee revenue that is eliminated upon consolidation. The transition of such fees is directly related to the previously mentioned renewal rights contract. Excluding revenue generated from the third party contract, management fee revenue increased approximately $1.5 million in comparison to 2003. This increase is primarily the result of higher premium volumes for specific programs in Nebraska, Minnesota, and New England, which is the basis for the calculation of fee-for-service revenue.
      Claim fees decreased $1.6 million, or 10.5%, to $13.2 million, from $14.8 million for the comparable period in 2003. This decrease reflects a similar anticipated shifting of revenue previously generated from the multi-state claims run-off service contract, to internally generated fee revenue that is eliminated upon consolidation. The transition of such fees is directly related to the previously mentioned renewal rights

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
contract. Offsetting this anticipated reduction is the previously mentioned $3.5 million in deferred revenue recognized during the third quarter of 2004 related to the multi-state claims run-off service contract. Excluding revenue previously generated from this contract and the revenue recognized due to the termination of this contract, claim fee revenue increased $547,000 in comparison to 2003. This increase is primarily the result of growth in claims handling revenue in New England.
      Net investment income increased $1.4 million, or 10.5%, to $14.9 million in 2004, from $13.5 million in 2003. Average invested assets increased $57.1 million, or 19.0%, to $358.7 million in 2004, from $301.6 million in 2003. The increase in average invested assets reflects cash flows from underwriting activities and growth in gross written premiums during 2003 and 2004, as well as, net proceeds from capital raised through the issuance of debentures. The average investment yield for 2004 was 4.2%, compared to 4.5% in 2003. The current pre-tax book yield was 3.9% and current after-tax book yield was 2.9%. The decline in investment yield reflects the accelerated prepayment speeds in mortgage-backed securities and the reinvestment of cash flows in municipal bonds and other securities with lower interest rates. Over the past two years, the reinvestment of cash flows has shifted from maturing securities with higher yields being replaced by securities with lower yields in a declining interest rate environment. In addition, the decline in investment yield reflects the timing of investing the proceeds from the capital raised in 2004.
      Specialty risk management operations generated pre-tax income of $16.6 million for the year ended December 31, 2004, compared to pre-tax income of $11.8 million for the comparable period in 2003. This increase in pre-tax income demonstrates the improvement in underwriting results and the further leveraging of fixed costs as we continue to experience controlled growth of premium volume. In addition, this improvement in pre-tax income reflects an approximate $2.1 million pre-tax favorable impact in relation to the previously mentioned acceleration of deferred claim revenue, net of related expenses, relating to the termination of a specific multi-state claims run-off contract. The GAAP combined ratio was 101.4% for the year ended December 31, 2004, compared to 104.4% for the comparable period in 2003.
      Net losses and LAE increased $37.4 million, or 38.0%, to $135.9 million for the year ended December 31, 2004, from $98.5 million for the same period in 2003. Our loss and LAE ratio decreased 2.2 percentage points to 67.9% for the year ended December 31, 2004, from 70.1% for the same period in 2003. This ratio is the unconsolidated net loss and LAE in relation to net earned premium. The improvement in the loss and LAE ratio reflects the impact of earned premium on profitable programs from the controlled growth in programs with profitable underwriting experience, the impact of rate increases in 2003 and 2004, and to a lesser extent, a reduction in reinsurance costs. These improvements were partially offset by the effect of a commutation of the 2000 and 2001 surplus relief reinsurance agreement and a reclassification between losses and expenses on one inactive program. The impact of these settlements resulted in an increase to the loss and LAE ratio of 0.8 percentage points and a corresponding 0.8 percentage point decrease to the GAAP expense ratio. The 2004 loss ratio reflects an increase in net ultimates of $4.5 million, of which $1.7 million is from the previously mentioned commutation and reclassification. The remaining $2.8 million, or 1.5% of $192.0 million, is from a small number of old claims in an isolated group of programs.
      Our expense ratio improved 0.8 percentage points to 33.5% for the year ended December 31, 2004, from 34.3% for the same period in 2003. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium. As mentioned above, the commutation and the reclassification had a favorable impact of 0.8 percentage points. Partially offsetting this favorable impact was the anticipated increase in gross outside commissions. This is a result of a shift in the balance between workers’ compensation and general liability. The general liability line of business has a higher commission rate and a lower loss ratio.
2003 compared to 2002:
      Revenues from specialty risk management operations increased $17.9 million, or 9.8%, to $201.6 million for the year ended December 31, 2003, from $183.7 million for the comparable period in 2002.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      Net earned premiums increased $5.8 million, or 4.0%, to $151.2 million in the year ended December 31, 2003, from $145.4 million in the comparable period in 2002. This increase reflects net earned premiums from new business written in 2003 of $22.7 million. This includes $1.5 million of net earned premium from the conversion of existing business into an insured program within the one of our underwriting subsidiaries. The increase in net earned premiums is also the result of growth in existing business of $19.7 million primarily related to rate increases. Offsetting the increase in net earned premiums is a $36.6 million reduction in net earned premium related to programs discontinued in 1999 and programs terminated for leverage ratio purposes.
      Management fees increased $6.0 million, or 46.9%, to $18.8 million from $12.8 million for the comparable period in 2002. This increase in management fees reflects revenue from new fee-for-service agreements of $5.6 million. The remaining increase is the result of an overall net increase in management fees within our existing managed programs.
      Claim fees increased $6.7 million, or 82.7%, to $14.8 million from $8.1 million for the comparable period in 2002. This increase in claim fees reflects revenue from new fee-for-service agreements of $9.0 million. As anticipated, as this claims fee-for-service agreement expires, the related revenue will decrease. This increase is partially offset by a decrease in discontinued programs and the impact of the conversion of an existing fee-based program into an insured program within the one of our underwriting subsidiaries. Those fees are now intercompany fees and are eliminated upon consolidation.
      Loss control fees decreased $287,000, or 11.1%, to $2.3 million from $2.6 million for the comparable period in 2002. This decrease is mainly the result of the previously mentioned conversion of an existing fee-based program into an insured program within one of our underwriting subsidiaries.
      Net investment income decreased $474,000, or 3.4%, to $13.5 million in 2003, from $14.0 million in 2002. Average invested assets increased $41.7 million, or 16.0%, to $301.6 million in 2003, from $259.9 million in 2002. The average investment yield for 2003 was 4.5% compared to 5.4% in 2002. The current pre-tax book yield was 4.2% and current after tax book yield was 2.9%. The current pre-tax reinvested yield was 3.2%. The decrease in investment yields reflects the accelerated prepayments in the mortgage-backed securities, and reinvestment of cashflows in municipal bonds and other securities in an interest rate environment where interest rates are still relatively low compared with recent history. The average increase in invested assets reflects $37.5 million in proceeds from the public offering in June 2002 and cash flows from underwriting.
      Specialty risk management operations generated a pre-tax income of $11.8 million for the year ended December 31, 2003 compared to a pre-tax loss of ($739,000) for the comparable period in 2002. This improvement reflects the favorable impact of the previously indicated fee-for-service agreements and improved underwriting results. The GAAP combined ratio was 104.4% for the year ended December 31, 2003, compared to 108.6% for the comparable period in 2002.
      Net losses and LAE decreased $262,000, or 0.3%, to $98.5 million for the year ended December 31, 2003, from $98.7 million for the same period in 2002. Our loss and LAE ratio decreased by 2.0 percentage points to 70.1% for the year ended December 31, 2003, from 72.1% for the same period in 2002. This ratio is the unconsolidated net loss and LAE in relation to net earned premium. This improvement in the loss and LAE ratio reflects continued disciplined underwriting and rate increases. In addition, while we had adverse development of $2.9 million, or 1.5% of $193.1 million of net loss and LAE reserves at December 31, 2002, reserves continue to stabilize.
      Our expense ratio improved 2.2 percentage points to 34.3% for the year ended December 31, 2003, from 36.5% for the same period in 2002. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium. The improvement reflects a reduction in gross commissions and leveraging of fixed costs.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Agency Operations
      The following table sets forth the revenues and results from agency operations (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Net commission	$17,690	$14,954	$14,330
Pre-tax income*	$8,885	$6,945	$6,552

*	Excluding the allocation of corporate overhead.
2004 compared to 2003:
      Revenue from agency operations, which consists primarily of agency commissions, increased $2.7 million, or 18.3%, to $17.7 million for the year ended December 31, 2004, from $15.0 million for the comparable period in 2003. This increase is primarily the result of increases in new business, rate increases, higher retention levels, and profit sharing commissions.
      Agency operations generated pre-tax income, before corporate overhead, of $8.9 million for the year ended December 31, 2004, compared to $6.9 million for the comparable period in 2003. The improvement in the pre-tax margin is primarily attributable to the overall increase in revenue.
2003 compared to 2002:
      Revenue from agency operations, which consists primarily of agency commission revenue, increased $624,000, or 4.4%, to $15.0 million for the year ended December 31, 2003, from $14.3 million for the comparable period in 2002. This increase was primarily the result of rate increases, increases in profit sharing commissions, and an increase in revenue from new producers. This increase was partially offset by $220,000 of commission revenue earned in 2002 related to the sale of a book of business, which was sold in 2002.
      Agency operations generated pre-tax income of $6.9 million for the year ended December 31, 2003, compared to $6.6 million for the comparable period in 2002. The slight improvement in the pre-tax margin is primarily attributable to the overall increase in revenue.

Other Items

Reserves
      At December 31, 2004, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $227.0 million. We established a reasonable range of reserves of approximately $212.0 million to $241.1 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum	Selected
Line of Business	Reserve Range	Reserve Range	Reserves

Workers’ Compensation(1)	$125,208	$137,570	$131,477
Commercial Multiple Peril/ General Liability	39,858	49,336	44,187
Commercial Automobile	30,089	34,968	33,265
Other	16,881	19,243	18,067

Total Net Reserves	$212,036	$241,117	$226,996

(1)	Includes Residual Markets

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
     Reserves are reviewed by internal and independent actuaries for adequacy on a quarterly basis. When reviewing reserves, we analyze historical data and estimate the impact of numerous factors such as (1) per claim information; (2) industry and our historical loss experience; (3) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (4) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.
      The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2004, 2003, and 2002.
      For the year ended December 31, 2004, we reported an increase in net ultimate loss estimates for accident years 2003 and prior of $4.5 million, or 2.4% of $192.0 million of net loss and LAE reserves at December 31, 2003. The increase in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2004 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2004. The major components of this change in ultimates are as follows:

		Reserves of
		Deconsolidated	Incurred Losses			Paid Losses
	Reserves at	Subsidiary at							Reserves at
	December 31,	December 31,	Current	Prior	Total	Current	Prior	Total	December 31,
Line of Business	2003	2003(1)	Year	Years	Incurred	Year	Years	Paid	2004

Workers’ Compensation	$91,587	$(2,250)	$61,657	$2,673	$64,330	$11,313	$30,268	$41,581	$112,086
Residual Markets	14,506	—	13,867	(1,682)	12,185	3,944	3,356	7,300	19,391
Commercial Multiple Peril/ General Liability	42,389	(737)	19,310	3,016	22,326	989	18,802	19,791	44,187
Commercial Automobile	27,515	—	23,876	1,192	25,068	5,863	13,455	19,318	33,265
Other	16,022	(2)	12,699	(670)	12,029	4,425	5,557	9,982	18,067

Net Reserves	192,019	$(2,989)	$131,409	$4,529	$135,938	$26,534	$71,438	$97,972	226,996

Reinsurance Recoverable	147,446								151,161

Consolidated	$339,465								$378,157

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

			Re-estimated
			reserves at	Development as
	Reserves at	Reserves at	December 31,	a percentage of
	December 31,	January 1,	2004 on	prior year
Line of Business	2003	2004(1)	prior pears	reserves

Workers’ Compensation	$91,587	$89,337	$92,010	3.0%
Commercial Multiple Peril/ General Liability	42,389	41,652	44,668	7.2%
Commercial Automobile	27,515	27,515	28,707	4.3%
Other	16,022	16,020	15,350	(4.2)%

Sub-total	177,513	174,524	180,735	3.6%
Residual Markets	14,506	14,506	12,824	(11.6)%

Total Net Reserves	$192,019	$189,030	$193,559	2.4%

(1)	In accordance with FIN 46(R), we performed an evaluation of our business relationships and determined that our wholly owned subsidiary, American Indemnity, did not meet the tests for consolidation, as neither we, nor our subsidiary Star, are the primary beneficiaries of American Indemnity. Therefore, effective January 1, 2004, we deconsolidated American Indemnity on a prospective basis in accordance with the provisions of FIN 46(R). The adoption of FIN 46(R) and the deconsolidation of American Indemnity did not have a material impact on our consolidated balance sheet or consolidated statement of income. Refer to Recent Accounting Pronouncements of Management’s Discussion and Analysis.

Workers’ Compensation Excluding Residual Markets
      The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets increased $2.7 million, or 3.0% of net workers’ compensation reserves. This increase reflects the result of a $1.2 million and a $445,000 unfavorable impact related to the previously mentioned commutation of the 2000 and 2001 surplus relief reinsurance agreement and the reclassification between losses and expenses on one inactive program, respectively. Excluding the impact from the commutation and the reclassification, the net ultimate loss estimate for the workers’ compensation line of business, would have increased $981,000, or 1.1% of net workers’ compensation reserves. This net overall increase reflects an increase of $3.8 million in accident year 2003 from higher than expected emergence of claim activity related to an Alabama program, a Florida program, a Massachusetts program, and an inactive South Carolina program. In addition, there were net increases in the ultimate estimated losses for 1998 and 1997 of $360,000 and $315,000, respectively. These increases reflect higher than expected claims activity. In addition, there was a $536,000 increase in net ultimate loss estimates for 1996 driven by development on two cases within Florida. This net overall increase also reflects an additional $722,000 increase due to the acceleration of amortization of prepaid claims handling costs. These increases were partially offset by reductions of $1.2 million, $1.5 million, $645,000, and $1.6 million in the ultimate loss estimate for accident years 2002, 2001, 2000, and 1999, respectively. The decrease in the ultimate loss estimate for 2002 reflects better than expected experience on our core workers’ compensation programs, primarily in Massachusetts and Tennessee. The decrease in 1999 reflects a re-allocation of estimated reserves between accident years 2000 and 1999. In addition, the improvement in the 2000 and 2001 accident years reflects lower than expected development in case reserves across many programs. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril/General Liability
      The commercial multiple peril line and general liability line of business had an increase in net ultimate loss estimates of $3.0 million, or 7.2% of net commercial multiple peril and general liability reserves. The net increase reflects an increase of $1.9 million and $500,000 in accident years 2001 and 1999, respectively. The increase in the ultimate loss estimate for accident year 2001 reflects higher than expected emergence in claim activity in a general liability occurrence program within the Kansas City Branch. The increase in accident year

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
1999 reflects an increase in one claim in an excess professional liability program and a higher than expected increase in reserves on one discontinued program. These increases were partially offset by a reduction of $575,000 in the ultimate loss estimate for accident year 2000. The improvement in accident year 2000 reflects better than expected claims activity in two previously discontinued programs. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile
      The projected net ultimate loss estimate for the commercial automobile line of business increased $1.2 million, or 4.3% of net commercial automobile reserves. This net overall increase reflects an increase of $1.8 million, $614,000 and $572,000 in accident years 2002, 2001 and 2000 respectively. These increases reflect the impact of the change in the case reserve for one claim in a California program and the impact of higher than expected emergence in claims activity in three previously discontinued or inactive programs. These increases were partially offset by a reduction of $1.3 million in the ultimate loss estimate for accident year 2003 related to automobile physical damage claim activity and better than expected emergence in other programs. The change in ultimate loss estimates for all other accident years was insignificant.

Other
      The other lines of business had a decrease in net ultimate loss estimates of $670,000, or 4.2% of net reserves on the other lines of business. The net decrease reflects a decrease of $374,000, $135,000 and $136,000 in accident years 2001, 2000 and 1999, respectively. The improvement in these accident years reflects better than expected claims activity in several different programs. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets
      The workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $1.7 million, or 11.6% of net reserves on the workers’ compensation residual market line of business. The change reflects a reduction of $1.7 million in accident year 2003. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us, due to a two quarter lag in reporting. This 2003 change reflects a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.
Salary and Employee Benefits and Other Administrative Expenses
      Salary and employee benefits increased $4.1 million, or 8.4%, to $52.3 million in 2004, from $48.2 million for the comparable period in 2003. This increase primarily reflects both merit increases and the accrual of anticipated variable compensation, which is directly tied to our performance and profitability. These increases were partially offset by a slight decrease in staffing levels.
      Salary and employee benefits increased $10.5 million, or 28.1%, to $48.2 million in 2003, from $37.7 million for the comparable period in 2002. The increase in 2003 in comparison to 2002 is primarily the result of the hiring of employees to handle new fee-for-service agreements. In addition, this increase reflects both merit increases and the accrual of anticipated variable compensation, which is directly tied to our performance and profitability, and a slight increase in staffing levels to support new managed programs.
      Other administrative expenses increased $2.8 million, or 11.8%, to $26.0 million, from $23.2 million for the comparable period in 2003. This increase is primarily attributable to an increase in policyholder dividends for 2004 as opposed to a $1.8 million reduction in anticipated policyholder dividends reflected in 2003, due to management’s evaluation of the appropriateness of dividend payments in conjunction with overall

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
underwriting results. Partially offsetting this decrease was a reduction in overall bad debt expense in 2004 as compared to increases in related allowances recorded in 2003 on previously discontinued programs.
      Other administrative expenses increased $620,000, or 2.7%, to $23.2 million in 2003, from $22.6 million for the comparable period in 2002. The increase in administrative expenses is primarily attributable to new fee-for-service agreements.
      Salary and employee benefits and administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of our segment information.
Interest Expense
      Interest expense for 2004, 2003, and 2002 was $2.3 million, $977,000, and $3.0 million, respectively. Interest expense is primarily attributable to our former term loan, in addition to our current lines of credit and debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis. Interest expense increased $1.5 million as a result of the debentures. Offsetting this increase was a reduction in interest associated with our former term loan and our current lines of credit of $63,000, or 7.5%, to $777,000 in 2004, from $840,000 in 2003. This decrease reflects a reduction in the average outstanding balance, offset by an increase in the average interest rate. The average debt outstanding was $14.8 million, $26.0 million, and $44.0 million in 2004, 2003, and 2002, respectively. The average interest rate was approximately 5.2%, 4.0%, and 7.0%, in 2004, 2003, and 2002, respectively.
Income Taxes
      Income tax expense, which includes both federal and state taxes, for 2004, 2003 and 2002, was $6.4 million, $6.2 million, and $897,000, or 31.2%, 38.0% and 35.2% of income before taxes, respectively. Our effective tax rate differs from the 34% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields, offset by state income tax. Our current statutory tax rate of 34% is based upon $6.8 million of taxable income after the utilization of $13.1 million of net operating loss carryforwards. At $18.3 million of taxable income, our statutory tax rate will increase to 35%.
Liquidity and Capital Resources
      Our principal sources of funds, which include both regulated and non-regulated cash flows, are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. Our regulated sources of funds are insurance premiums, investment income, and proceeds from the maturity and sale of invested assets. These regulated funds are used for the payment of claims, policy acquisition and other underwriting expenses, and taxes relating to the regulated portion of net income. Our non-regulated sources of funds are in the form of commission revenue, outside management fees, and intercompany management fees. These non-regulated sources of funds are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. The following table illustrates net income, excluding interest,

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
depreciation, and amortization, between our regulated and non-regulated subsidiaries, which reconciles to our consolidated statement of income and statement of cash flows (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Net income	$14,061	$10,099	$1,650

Regulated Subsidiaries:
Net income (loss)	$6,973	$3,928	$(591)
Depreciation and amortization	—	6	12
Interest	—	8	23

Net income (loss), excluding interest, depreciation, and amortization	6,973	3,942	(556)

Adjustments to reconcile net income (loss) to net cash provided by operating activities	6,866	5,517	394
Changes in operating assets and liabilities	48,270	20,166	6,170

Total adjustments	55,136	25,683	6,564
Depreciation and amortization	—	(6)	(12)
Interest	—	(8)	(23)

Net cash provided by operating activities	$62,109	$29,611	$5,973

Non-regulated Subsidiaries (including the holding company):
Net income	$7,088	$6,171	$2,241
Depreciation and amortization	1,967	1,765	2,411
Interest	2,535	1,229	3,337

Net income, excluding interest, depreciation, and amortization	11,590	9,165	7,989

Adjustments to reconcile net income to net cash provided by operating activities	(1,063)	2,365	4,270
Changes in operating assets and liabilities	2,540	9,383	(10,701)

Total adjustments	1,477	11,748	(6,431)
Depreciation and amortization	(1,967)	(1,765)	(2,411)
Interest	(2,535)	(1,229)	(3,337)

Net cash provided by (used in) operating activities	$8,565	$17,919	$(4,190)

Consolidated total adjustments	56,613	37,431	133

Consolidated net cash provided by operating activities	$70,674	$47,530	$1,783

      Cash flow provided by operations was $70.7 million in 2004, compared to $47.5 million in 2003. Cash flow provided by operations in 2002 was $1.8 million. On a consolidated basis, the increase in cash flow from operations in 2004 primarily reflects growth in written premiums and improved underwriting results. The increase in cash flow in 2003 primarily reflects an increase in earnings, growth in written premiums, growth in fee-for-service revenue, and collections of reinsurance recoverables.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
2004 compared to 2003:
      Regulated subsidiaries’ cash flow provided by operations for the year ended December 31, 2004, was $62.1 million, compared to $29.6 million for the comparable period in 2003. The increase in regulated cash flow from operations primarily reflects growth in written premiums and overall improved underwriting results.
      Non-regulated subsidiaries’ cash flow provided by operations for the year ended December 31, 2004, was $8.6 million, compared to $17.9 million for the comparable period in 2003. The decrease in non-regulated cash flow from operations primarily reflects the inflow of cash related to the previously mentioned limited duration administrative services contract and a multi-state claims run-off contract entered into at the beginning of 2003. At inception, these contracts resulted in a higher inflow of cash during the first quarter of 2003. As anticipated, for the duration of the remaining life of these contracts, there will be a decrease in the associated inflow of cash in comparison to prior periods. In addition, the decrease in cash flow from operations is also the result of intercompany tax payments made during 2004 to the regulated subsidiaries in accordance with the tax sharing agreement. These intercompany tax payments were made to compensate the regulated subsidiaries for the utilization of our net operating loss carryforward. These intercompany tax payments also contributed to the increase in regulated cash flow from operations. Although the non-regulated cash flow from operations significantly decreased in comparison to 2003, which was mainly the result of timing variances associated with the inflow of cash; net income, excluding interest, depreciation, and amortization, increased $2.4 million in comparison to 2003. This improvement reflects the acceleration of the previously mentioned deferred revenue recognition, net of expenses, relating to the termination of a specific multi-state claims run-off contract and an increase in intercompany fees from growth in risk bearing programs.
2003 compared to 2002:
      Regulated subsidiaries’ cash flow provided by operations for the year ended December 31, 2003, was $29.6 million, compared to $6.0 million for the comparable period in 2002. The increase in regulated cash flow from operations primarily reflects growth in written premiums and overall improved underwriting results.
      Non-regulated subsidiaries’ cash flow provided by operations for the year ended December 31, 2003, was $17.9 million, compared to cash used of $4.2 million for the comparable period in 2002. The increase in non-regulated cash flow from operations primarily reflects the inflow of cash related to the previously mentioned limited duration administrative services contract and a multi-state claims run-off contract entered into at the beginning of 2003. At inception, these contracts resulted in a higher inflow of cash during the first quarter of 2003. In addition, the increase in cash flow from operations is the result of intercompany tax payments made during 2002 to the regulated subsidiaries in accordance with the tax sharing agreement. These intercompany tax payments were made to compensate the regulated subsidiaries for the utilization of our net operating loss carryforward. These intercompany tax payments also contributed to the increase in regulated cash flow from operations.
Other Items:
      On September 30, 2003, an unconsolidated subsidiary trust of ours issued $10.0 million of mandatory redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, we issued $10.3 million in junior subordinated debentures, which includes our $310,000 investment in the trust. We received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense. We contributed $6.3 million of the proceeds to our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. The debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      On April 29, 2004, we issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.00%, which is non-deferrable. The senior debentures are callable at par after five years from the date of issuance. Associated with this transaction we incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense.
      On May 26, 2004, we issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.20%, which is non-deferrable. The senior debentures are callable at par after five years from the date of issuance. Associated with this transaction we incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense.
      We contributed $9.9 million of the proceeds from the senior debentures to our Insurance Company Subsidiaries as of December 31, 2004. The remaining proceeds from the issuance of the senior debentures may be used to support future premium growth through further contributions to our Insurance Company Subsidiaries and general corporate purposes.
      On November 12, 2004, we successfully executed a replacement credit facility. The new agreement is a revolving line of credit for up to $25.0 million. The revolving line of credit replaces our previous line of credit and expires on November 11, 2007. We have drawn approximately $9.0 million on this new revolving line of credit to pay off our term loan on the former credit agreement. We will use the revolving line of credit to meet short-term working capital needs.
      At December 31, 2004, we had an outstanding balance of $9.0 million on the new revolving line of credit. At December 31, 2003, we had an outstanding balance of $14.0 million on our former term loan and no outstanding balance on our former revolving line of credit. As part of the new loan agreement, we and certain of our non-regulated subsidiaries pledged a continuing and unconditional first priority security interest in all of our property and named subsidiaries, excluding certain assets.
      The revolving line of credit provides for interest at a variable rate based, at our option, upon either a prime based rate or LIBOR based rate. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable from our subsidiaries during such period (“Adjusted EBITDA”). As of December 31, 2004, the average interest rate for LIBOR based borrowings outstanding was 4.07%.
      Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of December 31, 2004, we were in compliance with all of the covenants.
      Our non-insurance premium finance subsidiary maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At December 31, 2004 and 2003, this line of credit had an outstanding balance of $3.1 million and $3.5 million, respectively. The terms of this line of credit were amended May 7, 2004. The amendments to the line of credit agreement included a change in the permitted borrowings from 80% to 75% of the accounts receivable, an increase in the line of credit from $6.0 million to $8.0 million, and amendments to the interest rates. The interest terms were amended to interest at the Prime Rate minus 0.5%, or a LIBOR-based rate option, plus 2.0%. At

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
December 31, 2004, the LIBOR-based option was 4.09%. At December 31, 2003, the line bore interest at the Prime Rate of 4.00%. The line will expire on May 14, 2005. We expect to renegotiate this line of credit prior to its expiration.
      At December 31, 2004 and 2003, one letter of credit was outstanding in the amount of $100,000, which was provided as collateral for an insurance subsidiary’s obligations under a reinsurance agreement. The letter of credit is collateralized by a certificate of deposit for the same amount.
      As of December 31, 2004 and 2003, the recorded values of our investment portfolio, including cash and cash equivalents, were $402.2 million and $324.2 million, respectively. The debt securities in the investment portfolio, at December 31, 2004, were 95.4% investment grade A or above bonds as defined by Standard and Poor’s.
      Shareholders’ equity increased to $167.5 million, or a book value of $5.76 per common share, at December 31, 2004, compared to $155.1 million, or a book value of $5.34 per common share, at December 31, 2003.
      On September 17, 2002, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, our Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of our common stock under the existing share repurchase plan. The original share repurchase plan expired on September 17, 2004. At our regularly scheduled board meeting on November 3, 2004, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. We did not repurchase any common stock during the year ended December 31, 2004. For the year ended December 31, 2003, we repurchased and retired 569,100 shares of common stock for a total cost of $1.6 million. As of December 31, 2004, the cumulative amount we repurchased and retired was 764,800 shares of common stock for a total cost of approximately $2.0 million.
      Our Board of Directors did not declare a dividend in 2004 or 2003. Our Board of Directors considers whether a dividend will be declared based on a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations and financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our subsidiaries. We did not receive any dividends from our Insurance Company Subsidiaries in 2004 or 2003.
      A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to us in the form of dividends, loans or advances. The restriction on the transferability to us from the Insurance Company Subsidiaries is dictated by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2004 statutory financial statements, Star may only pay dividends to us during 2005 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2004 was negative $13.7 million. No dividends were paid in 2004 or 2003.
      Our Insurance Company Subsidiaries are required to maintain certain deposits with regulatory authorities, which totaled $109.5 million and $102.4 million at December 31, 2004 and 2003, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
Contractual Obligations and Commitments
      The following table is a summary of our contractual obligations and commitments as of December 31, 2004 (in thousands):

	Payments due by period

		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years

Non-regulated companies:
Lines of credit(1)	$12,144	$12,144	$—	$—	$—
Senior debentures	25,000	—	—	—	25,000
Junior subordinated debentures	10,310	—	—	—	10,310
Operating lease obligations(2)	11,698	2,264	3,226	2,319	3,889
Regulated companies:
Losses and loss adjustment expenses(3)	378,157	170,944	135,103	40,138	31,972

Total	$437,309	$185,352	$138,329	$42,457	$71,171

(1)	Relates to revolving lines of credit.

(2)	Consists of rental obligations under real estate leases related to branch offices. In addition, includes amounts related to equipment leases.

(3)	The loss and loss adjustment expense payments do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of our gross losses and loss adjustment expenses. In addition, we have anticipated cash receipts on reinsurance recoverables on unpaid losses and loss adjustment expenses of $151.2 million, of which we estimate that these payments to be paid for losses and loss adjustment expenses for the periods less than one year, one to three years, three to five years, and more than five years, to be $68.3 million, $54.0 million, $16.1 million, and $12.8 million, respectively, resulting in net losses and loss adjustment expenses of $102.6 million, $81.1 million, $24.0 million, and $19.2 million, respectively.
We maintain an investment portfolio with varying maturities that we believe will provide adequate cash for the payment of claims.
Regulatory and Rating Issues
      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 3.0 to 1 and 2.5 to 1, respectively. Our premium leverage ratios as of December 31, 2004, on a statutory consolidated basis, were 2.60 to 1 and 1.94 to 1 on a gross and net written premium basis, respectively.
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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
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
      At December 31, 2004, all of our Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $120.7 million and $99.9 million at December 31, 2004 and 2003, respectively. The calculated RBC was $28.4 million in 2004 and $22.8 million in 2003. The threshold requiring the minimum regulatory involvement was $56.9 million in 2004 and $45.7 million in 2003.
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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      In 2004, our Insurance Company Subsidiaries generated certain ratios that varied from the “usual value” range. The variations and reasons for these variations are set forth below:

Ratio	Usual Range	Value

Company: Star
Change in Net Writings	<33% or > 33%	33%(1)
Investment Yield	<10% or > 4.5%	3.1%(2)
Estimated Current Reserve Deficiency to Surplus	Under 25%	57%(3)
Company: Savers
Two-year Overall Operating Ratio	Under 100%	110%(4)
Company: Williamsburg
Investment Yield	<10% or > 4.5%	3.1%(2)
Company: Ameritrust
Investment Yield	<10% or > 4.5%	4.0%(2)
Two-Year Reserve Development to Surplus	Under 20%	22%(5)

(1)	The increase in Star’s net written premium in 2004 reflected anticipated growth from premium rate increases, the conversion of existing controlled programs to our subsidiary’s paper in 2003 and controlled growth related to select new business.

(2)	The decrease in the investment yield is the result of a substantial amount of principal payments on mortgage-backed securities due to low interest rates and a strong mortgage refinance market in 2004. Cash flows were reinvested in short and long-term securities in an interest rate environment where interest rates are still relatively low. Also contributing to the decrease is a shift in investment strategy toward greater allocation to municipal bonds, which have lower yields than taxable bonds.

(3)	The Estimated Current Reserve Deficiency to Surplus ratio measures the relationship between the current year’s net premium earned to cumulative net unpaid loss and loss adjustment expense reserves. Stated differently, this ratio compares balance sheet accounts (loss and loss adjustment expense reserves) for all years to an income statement account (net earned premium) for a single year. This ratio implicitly assumes that there is a constant relationship between premiums earned and reserves; that there is a constant level of rate adequacy; that there is a constant mix of business; and there are consistent reinsurance terms.

As the NAIC IRIS Instruction Manual states, the results of this ratio can be distorted by significant changes in premium volume. The unusual range reflects the impact of earned premium growth in Star of 59% which resulted from the reduction in premiums in 2002 and the subsequent controlled growth in 2003 and 2004. In addition, the cumulative rate increases since January 2000 were 80.3%. Finally, the workers’ compensation reinsurance program over the past five years has changed with the termination of the 2000 and 2001 surplus relief treaty and increases in net retentions from a low of $100,000 per occurrence in 2000 to $350,000 in 2004. A more accurate reflection of the values intended to be derived in the formula would utilize a weighted average premium approach. Three different approaches, using weighted premiums with a 50-50 split of current and prior premiums, weights based on current reserves by age, and weights based on percentages of reserves to ultimate incurred by age would result in a reduction of 47.1 percentage points, 34.1 percentage points, and 44.9 percentage points, respectively, all of which are within the normal range.

(4)	The Two-Year Overall Operating Ratio on Savers in 2004 was 110%. Certain liability occurrence programs insured by Savers experienced larger loss reserve development than historically realized. The results of these programs have caused Savers to re-underwrite the programs as well as implement substantial rate increases. These programs have historically been profitable for Savers, and, although

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

there can be no guaranty, we believe the underwriting efforts and rate increases that have occurred will return these programs to profitability.

(5)	Ameritrust’s loss reserves from 2000 and prior accident years were impacted by two factors, both of which contributed to the increase in the Two-Year Reserve Development to Surplus ratio. First, some large claims increased to amounts that would have been ceded to Reliance Insurance Company. A re-evaluation of reinsurance recoveries was made due to Reliance being placed into liquidation, the result of which was a write-down of these ceded loss reserves. The other factor impacting this ratio was reserve strengthening on claims incurred in older accident years that resulted from a claims audit performed during 2004.
      On June 26, 2002, A.M. Best upgraded our Insurance Company Subsidiaries financial strength rating to a “B+” (Very Good) with a positive outlook. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level. The upgrade reflects A.M. Best’s positive assessment of our improved financial condition as a result of the issuance of new common shares and our debt reduction and indicates the potential for a near term upgrade. We believe that as a result of our improved balance sheet and operating performance our rating will remain at least at its current level, if not at an upgraded level. However, there can be no assurance that A.M. Best will not change its rating of our Insurance Company Subsidiaries in the future.
Reinsurance Considerations
      We seek to manage the risk exposure of our Insurance Company Subsidiaries and our clients through the purchase of excess-of-loss and quota share reinsurance. Our reinsurance requirements are analyzed on a specific program basis to determine the appropriate retention levels and reinsurance coverage limits. We secure this reinsurance based on the availability, cost, and benefits of various reinsurance alternatives.
      Reinsurance does not legally discharge an insurer from its primary liability for the full amount of risks assumed under insurance policies it issues, but it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers. In our selection of reinsurers, we evaluate the financial stability of our prospective reinsurers. To date, we have not, in the aggregate, experienced material difficulties in collecting reinsurance recoverables other than those balances related to Connecticut Surety Company (“CSC”) and HIH America Compensation & Liability Company (“HIH”) in 2001, as well as, Reliance National Indemnity Company (“Reliance”), for which allowances have been established. No assurance can be given regarding the future ability of any of our reinsurers to meet their obligations. The following table sets forth information relating to our five largest reinsurers (other than client captive quota-share reinsurers) as of December 31, 2004:

	Reinsurance Premium Ceded	Reinsurance Recoverable	A.M. Best
Reinsurer	December 31, 2004	December 31, 2004	Rating

	(In thousands)	(In thousands)
Employers Reinsurance Corporation	$18,648	$59,123	A
Gene Accid Motors Insurance Company	9,366	7,047	A
Aspen Insurance UK Ltd.	4,824	2,394	A
Alea London UK Ltd.	3,902	2,473	A-
Munich American Reinsurance	3,677	865	A+
      In our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs. We collateralize balances due from our risk-sharing partners through funds withheld trusts

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
or letters of credit. At December 31, 2004, we had risk exposure in excess of collateral in the amount of $8.7 million, compared to $9.5 million at December 31, 2003, on these programs, of which we had an allowance of $6.3 million at December 31, 2004, compared to $6.4 million at December 31, 2003, related to these exposures. We have historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which are in litigation. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. At December 31, 2004, we believe this allowance is adequate. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk-sharing partners. No assurance can be given, however, regarding the future ability of any of our risk-sharing partners to meet their obligations. At December 31, 2004 and 2003, the exposure amount in litigation with former risk-sharing partners, which is not reserved or collateralized, is $1.2 million and $1.3 million, respectively.
Off-Balance Sheet Arrangements
      On June 6, 2003, we entered into a Guaranty Agreement with a bank. We are guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, we are obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for our guaranty, the president and member of the insurance agency pledged 100% of the common shares of two other insurance agencies that he wholly owns. In the event of default on the term loan by the insurance agency, we have the right to sell any or all of the pledged insurance agencies’ common shares and use the proceeds from the sale to recover any amounts paid under the guaranty agreement. Any excess proceeds would be paid to the shareholder. As of December 31, 2004, no liability has been recorded with respect to our obligations under the guaranty agreement, since no premium exists in excess of the guaranteed amount.
Recent Accounting Pronouncements
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation Number (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. In accordance with FIN 46, we performed an evaluation of our business relationships and determined that Meadowbrook Capital Trust I (“Trust”) is a variable interest entity; however, the Trust did not meet the qualifications for consolidation as the Trust equity was deemed to not be at risk. The adoption of FIN No. 46 did not have a material impact on our consolidated balance sheet and had no impact on our consolidated statement of income. Refer to Note 6 — Debt for additional information regarding the unconsolidated subsidiary trust.
      In December 2003, FIN No. 46 was revised as FIN No. 46(R) to address certain implementation issues and to defer full adoption into financial statements for periods ending after March 15, 2004, with earlier adoption permitted. In accordance with FIN No. 46(R), we performed an evaluation of our business relationships and determined that our wholly owned subsidiary, American Indemnity, did not meet the tests for consolidation, because neither us, nor Star are the primary beneficiaries of American Indemnity. Therefore, effective January 1, 2004, we deconsolidated American Indemnity on a prospective basis in accordance with the provisions of FIN No. 46(R). The adoption of FIN No. 46(R) and the deconsolidation of American Indemnity did not have a material impact on our consolidated balance sheet or consolidated statement of income.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      In November 2003, FASB issued Emerging Issues Task Force (“EITF”) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. EITF Issue 03-1 applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses for a period sufficient for recovery of such losses. In September 2004, FASB approved FASB Staff Position (“FSP”) EITF Issue 03-1-1, which delays the effective date for measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until certain issues are resolved. The delay of the recognition and measurement provisions is expected to be superceded concurrently with the issuance of a FSP, which will provide additional implementation guidance. We will evaluate the impact this guidance will have on our financial statements and will adopt the guidance at the time it is issued. We have previously implemented the disclosure requirements of EITF 03-1.
      On December 16, 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Starting in the first quarter of 2003, we have been expensing the fair value of all stock options granted since January 1, 2003 under the prospective method. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. We are currently evaluating the requirements of SFAS 123R and have not yet determined the method of adoption or impact SFAS 123R will have on our financial statements.
Related Party Transactions
      At December 31, 2004 and 2003, respectively, we held an $868,125 and $885,794 note receivable, including $207,335 of accrued interest at December 31, 2004, from one of our executive officers. Accrued interest at December 31, 2003 was $225,005. This note arose from a transaction in late 1998 in which we loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note bears interest equal to our borrowing rate and is due on demand any time after January 1, 2002. The loan is partially collateralized by 64,718 shares of our common stock under a stock pledge agreement. For the years ended December 31, 2004 and 2003, $42,000 and $3,500, respectively, have been paid against the loan. As of December 31, 2004, the cumulative amount that has been paid against this loan was $45,500. On June 1, 2001, the officer and us entered into an employment agreement which provides the note is a non-recourse loan and our sole legal remedy in the event of a default is the right to reclaim the shares pledged under the stock pledge agreement. Refer to Note 15 — Related Party Transaction for further information.
      On December 3, 2003, we entered into a Development Agreement with an unaffiliated third party for the construction of our new corporate headquarters. The developer used a real estate consulting firm whose

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
principal is the son-in-law of our Chairman. This firm was paid approximately $240,000 by the developer, for its consulting work during the construction of the new building.
      On December 4, 2003, we entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of 4.5 acres of land located adjacent to our new headquarters. In connection with this transaction, we executed an Exclusive Sale/ Lease Agency Agreement (“Agreement”) with the same real estate consultant, whereby will serve as the real estate broker for the sale of the land. Under the Agreement, the real estate consultant will be paid a five percent commission (approximately $105,800) of the sales price. The sale price is approximately $2.1 million.
      In July 2004, we entered into an agreement with an unaffiliated third party to sell our property at 12641 East 116th Street, Cerritos, California. Refer to Note 14 — Sale-Leaseback Transaction for further information regarding this transaction. The real estate consulting firm described above was also used for this transaction. This firm received total commissions of $73,550, in relation to this transaction.
      In addition, the real estate consultant was paid a total of $23,698 in 2004 for real estate consulting services relating to the relocation and leasing of our Montgomery, Alabama and Grand Rapids, Michigan offices.
      The amounts paid to the above mentioned real estate consultant related to these transactions were reviewed and approved by the Finance and Governance and Nominating Committees, as well as the Board of Directors and are commensurate with current market prices for such services.
Subsequent Events
      We relocated to our new headquarters on December 6, 2004, under a temporary certificate of occupancy. We had a due diligence period of thirty days in which we had the ability to identify and have the developer resolve any conditions or defects that required adjustments prior to settlement. We closed on January 19, 2005, with a cash settlement of $11.6 million. Accordingly, we recorded the building and a corresponding accrued liability as of December 31, 2004. Total depreciation expense during 2005 is expected to increase approximately $300,000. In addition, related other administrative expenses are expected to increase approximately $530,000. These increases will be offset by a decrease in other administrative expenses as a result of the expiration of the former corporate headquarters lease.
Risk Factors

If our reserves for losses and loss adjustment expenses are not adequate, we will have to increase our reserves, which would result in reductions in net income and retained earnings.
      We establish reserves for losses and expenses related to the adjustment of losses under the insurance policies we write. We determine the amount of these reserves based on our best estimate and judgment of the losses and costs we will incur on existing insurance policies. Our Insurance Company Subsidiaries obtain an annual statement of opinion from an independent actuary firm on these reserves. While we believe that our reserves are adequate, we base these reserves on assumptions about past and future events. The following factors could have a substantial impact on our future loss experience:

•	the amounts of claims settlements;

•	legislative activity; and

•	changes in inflation and economic conditions.
      Actual losses and the costs we incur related to the adjustment of losses under insurance policies may be different from the amount of reserves we establish. When we increase reserves, our net income for the period will decrease by a corresponding amount.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Our performance is dependent on the continued services and performance of our senior management and other key personnel.
      The success of our business is dependent on our ability to retain and motivate our senior management and key management personnel. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition, and results of operations. We have existing employment agreements with some of our executive officers. We maintain “key person” life insurance policies on our key personnel.
      Our future success also will depend on our ability to attract, train, motive and retain other highly skilled technical, managerial, marketing, and customer service personnel. Competition for these employees is intense and we may not be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, our future success depends on our ability to attract, retain and motivate our agents. Our failure to attract and retain the necessary personnel and agents could have a material adverse effect on our business, financial condition, and results of operations.

If market conditions cause our reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.
      As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk underwritten by our Insurance Company Subsidiaries, especially for the excess-of-loss and severity risks. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or to obtain other reinsurance in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.

We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.
      We transfer some of the risk we have assumed to reinsurance companies in exchange for a portion of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our original liability to the policyholders. Our reinsurers may not pay the reinsurance recoverables they owe us or they may not pay on a timely basis. If our reinsurers fail to pay us or fail to pay us on a timely basis, our financial results could be adversely affected.

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry.
      The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our industry’s profitability can be affected by:

•	rising levels of actual costs that are not known by companies at the time they price their products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•	changes in loss reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurer’s liability develop;

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses; and

•	increase in medical costs.
      The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. The property and casualty insurance industry historically is cyclical in nature. These fluctuations in demand and competition could produce underwriting results that would have a negative impact on our financial condition and results of operations.

We face competitive pressures in our business that could cause demand for our products to fall and adversely affect our profitability.
      We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major United States, foreign, and other regional insurers, as well as mutual companies, specialty insurance companies, underwriting agencies, and diversified financial services companies. Many of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if we lose business to competitors offering similar or better products at or below our prices. In addition, a number of new, proposed or potential legislative or industry developments could further increase competition in our industry. New competition from these developments could cause the demand for our products to fall, which could adversely affect our profitability.
      A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•	the enactment of the Gramm-Leach-Bliley Act of 1999 (which permits financial services companies such as banks and brokerage firms to engage in the insurance business), which could result in increased competition from new entrants to our markets;

•	the formation of new insurers and an influx of new capital in the marketplace as existing companies attempt to expand their business as a result of better pricing and/or terms;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage; and

•	changing practices created by the internet, which has increased competition within the insurance business.
      These developments could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity. In that event, recent favorable industry trends could be reversed and may negatively influence our ability to maintain or increase rates. Accordingly, these developments could have an adverse effect on our business, financial condition and results of operations.

Because we are heavily regulated by the states in which we operate, we may be limited in the way we operate.
      We are subject to extensive supervision and regulation in the states in which we operate. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is to maintain compliance with insurance regulations, protect policyholders and not our shareholders. The extent of regulation varies, but generally is governed by state statutes. These statutes

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that we can include in the insurance policies we offer;

•	required methods of accounting;

•	reserves for unearned premiums, losses and other purposes; and

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain insurance policies provided by impaired, insolvent or failed insurance companies.
      The regulations of the state insurance departments may affect the cost or demand for our products and may impede us from obtaining rate increases or taking other actions we might wish to take to increase our profitability. Furthermore, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend us from conducting some or all of our activities or monetarily penalize us.

We could be forced to sell investments to meet our liquidity requirements.
      We believe that we maintain adequate amounts of cash and short-term investments to pay claims, and do not expect to have to sell securities prematurely for such purposes. We may, however, decide to sell securities as a result of changes in interest rates, credit quality, the rate or repayment or other similar factors. A significant increase in market interest rates could result in a situation in which we are required to sell securities at depressed prices to fund payments to our insureds. Since we carry debt securities at fair value, we expect that these securities would be sold with no material impact on our net equity. However, if these securities are sold, future net investment income may be reduced if we are unable to reinvest in securities with similar yields.

Because our investment portfolio consists primarily of fixed income securities, our investment income could suffer as a result of fluctuations in interest rates.
      We currently maintain and intend to continue to maintain an investment portfolio consisting primarily of fixed income securities. The fair value of these securities fluctuates depending on changes in interest rates. Generally, the fair market value of these investments increases or decreases in an inverse relationship with changes in interest rates, while net investment income earned by us from future investments in fixed income securities will generally increase or decrease with interest rates. Changes in interest rates may result in fluctuations in the income derived from, and the valuation of, our fixed income investments, which could have an adverse effect on our financial condition and results of operations.

We are subject to credit risk with respect to the obligations of our reinsurers and the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by our clients. The inability of our risk-sharing partners to meet their obligations could adversely affect our profitability.
      Our Insurance Company Subsidiaries cede insurance to other insurers under pro rata and excess-of-loss contracts. These reinsurance arrangements diversify our business and minimize our exposure to large losses or from hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
primary liability to its policyholder. If all or any of the reinsuring companies are unable to meet their obligations, we would be liable for such defaulted amounts. Therefore, we are subject to a credit risk with respect to the obligations of our reinsurers. In order to minimize our exposure to significant losses from reinsurer insolvencies, we evaluate the financial condition of our reinsurers and monitor the economic characteristics of the reinsurers on an ongoing basis.
      In addition, with our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by our clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs. Generally, we collateralize balances due from our risk-sharing partners through funds withheld trusts or letters of credit. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk-sharing partners. No assurance can be given, however, regarding the future ability of any of our risk-sharing partners to meet their obligations. The inability of our risk-sharing partners to meet their obligations could adversely affect our profitability.

Provisions of the Michigan Business Corporation Act, our articles of incorporation and other corporate governing documents and the insurance laws of Michigan, Missouri, California, and Florida may discourage takeover attempts.
      The Michigan Business Corporation Act contains “anti-takeover” provisions. Chapter 7A and 7B of the Business Corporation Act apply to us and may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in their best interest, including those attempts that might result in shareholders receiving a premium over market price for their shares.
      Our articles of incorporation allow the Board of Directors to issue one or more classes or series of preferred stock with voting rights, preferences and other privileges as the Board of Directors may determine. Also, we have adopted a shareholder rights plan which if triggered would significantly dilute the stock ownership percentage of anyone who acquires more than fifteen percent of our shares without the approval of our Board of Directors. The existence of our shareholder rights plan and the possible issuance of preferred shares could adversely affect the holders of our common stock and could prevent, delay or defer a change of control.
      We are also subject to the laws of various states, such as Michigan, Missouri, California, and Florida, governing insurance holding companies. Under these laws, a person generally must obtain the applicable Insurance Department’s approval to acquire, directly or indirectly, five to ten percent or more of the outstanding voting securities of our Insurance Company Subsidiaries. An Insurance Department’s determination of whether to approve an acquisition would be based on a variety of factors, including an evaluation of the acquiror’s financial stability, the competence of its management, and whether competition in that state would be reduced. These laws may prevent, delay or defer a change of control of us or our Insurance Company Subsidiaries.

If our financial strength ratings are reduced, we may be adversely impacted.
      Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate greater financial stability and a stronger ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors they believe are important to policyholders. Ratings are not recommendations to buy, hold, or sell our securities.
      Our ability to write business is most influenced by our rating from A.M. Best. A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders. Currently, our rating from A.M. Best is “B+” (Very Good), with a positive outlook. A positive outlook is

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level. We believe that as a result of our improved balance sheet and operating performance our rating will remain at least at its current level, if not at an upgraded level. However, there can be no assurance that A.M. Best will not change its rating in the future. A rating downgrade from A.M. Best could materially adversely affect the business we write and our results of operations.

Most states assess our Insurance Company Subsidiaries to provide funds for failing insurance companies and those assessments could be material.
      Our Insurance Company Subsidiaries are subject to assessments in most states where we are licensed for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies. Maximum contributions required by law in any one year vary by state, and have historically been less than 1% of annual premiums written. We cannot predict with certainty the amount of future assessments. Significant assessments could have a material adverse effect on our financial condition and results of operations.
Item 7A.     Qualitative and Quantitative Disclosures About Market Risk
      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2004. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.
      Interest rate risk is managed within the context of asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and five years. At December 31, 2004, our fixed income portfolio had a modified duration of 3.54, compared to 3.27 at December 31, 2003.
      At December 31, 2004 the fair value of our investment portfolio was $332.3 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. In 2002, we emphasized taxable securities over tax-exempt securities in order to maximize after-tax income and the utilization of the net operating loss carryforward. During 2003 and continuing in 2004, we began to increase our holdings of tax-exempt securities based on our return to profitability and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2003. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.
      A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. “Near term” means a period of up to one year from the date of the consolidated financial statements. In our sensitivity model, we use fair values to measure our potential loss of debt securities assuming an upward parallel shift in interest rates to measure the hypothetical change in fair values. The table below presents our

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
model’s estimate of changes in fair values given a change in interest rates. Dollar values are rounded and in thousands.

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps

Market Value	$345,521	$332,242	$319,928
Yield to Maturity or Call	2.72%	3.72%	4.72%
Effective Duration	3.82	3.92	4.05
      The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.
      At December 31, 2004, our $35.3 million of debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At this level, a 1% change in market rates would change interest expense by $353,000. At December 31, 2003, we had $10.3 million of debentures outstanding. At this level, a 1% change in market rates would change interest expense by $103,000.
      In addition, our credit facility in which we can borrow up to $25.0 million is subject to variable interest rates. Thus, our interest expense on the credit facility is directly correlated to market interest rates. At December 31, 2004, we had $9.0 million outstanding. At this level, a 1% change in market rates would change interest expense by $90,000. At December 31, 2003, under our previous bank credit facility which was also subject to variable interest rates, we had $14.0 million outstanding. At this level, a 1% change in market rates would change interest expense by $140,000.
Item 8.     Financial Statements and Supplementary Data
      See list of Financial Statement Schedules on page 55 and Note 18 — Quarterly Financial Data (Unaudited) of the Notes to the Consolidated Financial Statements.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None
Item 9A.     Controls and Procedures
      Pursuant to Securities Exchange Act of 1934, Release No. 50754, issued November 30, 2004, we are required to file management’s report on internal controls over financial reporting and the related audit report of our independent registered public accounting firm no later than April 29, 2005.
      Upon completion of our evaluation of our internal controls over financial reporting, we will file an amendment to our 10-K, which will include our “Management’s Report on Internal Control Over Financial Reporting,” and the related audit report of our independent registered public accounting firm.
Item 9B.     Other Information
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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
Item 10.     Directors and Executive Officers of the Registrant
      The information required by this item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers”, “Audit Committee Financial Expert”, “Code of Ethics”, “Report of the Audit Committee”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 10, 2005, which is hereby incorporated by reference. A copy of our Code of Conduct can be found on our website (www.meadowbrook.com).
Item 11.     Executive Compensation
      The information required by this item is included under the captions “Executive Compensation”, “Compensation of Directors”, and “Employment Contracts” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 10, 2005, which are hereby incorporated by reference; information under the captions “Report of Compensation Committee of the Board on Executive Compensation” and “Performance Graph” are furnished pursuant to this Item 11 but shall not be deemed filed.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 10, 2005, which is hereby incorporated by reference.

	Equity Compensation Plan Information		Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,121,317	$5.53	1,538,804
Equity compensation plans not approved by security holders	285,000	3.10	—

Total	2,406,317	$5.24	1,538,804

      The equity compensation plans not approved by security holders consists of warrants issued in conjunction with the public offering that occurred in June 2002. The warrants entitle the holders to purchase an aggregate of 300,000 shares of common stock at $3.10 per share and may be exercised at any time from June 6, 2003 through June 6, 2005, at which time any warrants not exercised will become void. On July 16, 2004, the holders exercised 15,000 warrants. As of December 31, 2004, a total of 285,000 warrants are outstanding.
Item 13.     Certain Relationships and Related Transactions
      The information required by this item is included under the caption “Certain Transactions with Management” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 10, 2005, which is hereby incorporated by reference.
Item 14.     Principal Accountant Fees and Services
      The information required by this item is included under the caption “The Second Proposal on Which You Are Voting — Ratification of Appointment of Independent Accountants” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 10, 2005, which is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (A) The following documents are filed as part of this Report:

		Page

1.	List of Financial Statements:
	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	56
	Consolidated Balance Sheet — December 31, 2004 and 2003	57
	Consolidated Statement of Income — For Years Ended December 31, 2004, 2003, and 2002	58
	Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2004, 2003, and 2002	59
	Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2004, 2003, and 2002	60
	Consolidated Statement of Cash Flows — For Years Ended December 31, 2004, 2003, and 2002	61
	Notes to Consolidated Financial Statements	62-92
2.	Financial Statement Schedules
	Schedule I Summary of Investments Other Than Investments in Related Parties	93
	Schedule II Condensed Financial Information of Registrant	94-96
	Schedule III Supplementary Insurance Information	97-99
	Schedule IV Reinsurance	100
	Schedule V Valuation and qualifying accounts	101
	Schedule VI Supplemental Information Concerning Property and Casualty Insurance Operations	102
3.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Meadowbrook Insurance Group Inc. and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Chicago, Illinois
March 16, 2005

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $324,966 and $260,330 in 2004 and 2003, respectively)	$332,242	$271,217
Equity securities available for sale, at fair value (cost of $0 and $1,980 in 2004 and 2003, respectively)	39	2,371

Total investments	332,281	273,588
Cash and cash equivalents	69,875	50,647
Accrued investment income	4,331	3,441
Premiums and agent balances receivable (net of allowance of $4,336 and $4,651 in 2004 and 2003, respectively)	84,094	77,554
Reinsurance recoverable on:
Paid losses	17,908	17,566
Unpaid losses	151,161	147,446
Prepaid reinsurance premiums	26,075	20,492
Deferred policy acquisition costs	25,167	19,564
Deferred federal income taxes, net	14,956	15,201
Goodwill	28,997	28,997
Other assets	46,851	37,770

Total assets	$801,696	$692,266

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Losses and loss adjustment expenses	$378,157	$339,465
Unearned premiums	134,302	109,677
Debt	12,144	17,506
Debentures	35,310	10,310
Accounts payable and accrued expenses	38,837	26,283
Reinsurance funds held and balances payable	17,832	13,961
Payable to insurance companies	6,990	7,853
Other liabilities	10,614	12,098

Total liabilities	634,186	537,153

Commitments and contingencies (Note 13)
Shareholders’ Equity
Common stock, $0.01 stated value; authorized 50,000,000 shares; 29,074,832 and 29,022,435 shares issued and outstanding	290	290
Additional paid-in capital	126,085	125,181
Retained earnings	37,175	23,069
Note receivable from officer	(868)	(886)
Accumulated other comprehensive income:
Unrealized appreciation on available for sale securities, net of deferred tax expense of $2,487 and $3,819 in 2004 and 2003, respectively	4,828	7,459

Total shareholders’ equity	167,510	155,113

Total liabilities and shareholders’ equity	$801,696	$692,266

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues
Premiums earned
Gross	$288,868	$212,281	$208,961
Ceded	(74,375)	(61,076)	(63,578)

Net earned premiums	214,493	151,205	145,383
Net commissions and fees	40,535	45,291	37,581
Net investment income	14,911	13,484	13,958
Net realized gains	339	823	666
Gain on sale of subsidiary	—	—	199

Total revenues	270,278	210,803	197,787

Expenses
Losses and loss adjustment expenses	212,337	150,998	171,226
Reinsurance recoveries	(76,399)	(52,526)	(72,492)

Net losses and loss adjustment expenses	135,938	98,472	98,734
Salaries and employee benefits	52,297	48,238	37,659
Policy acquisition and other underwriting expenses	33,424	23,606	33,573
Other administrative expenses	25,964	23,232	22,612
Interest expense	2,281	977	3,021
Gain on debt reduction	—	—	(359)

Total expenses	249,904	194,525	195,240

Income before taxes and equity earnings	20,374	16,278	2,547

Federal and state income tax expense	6,352	6,182	897
Equity earnings of affiliates	39	3	—

Net income	$14,061	$10,099	$1,650

Earnings Per Share
Basic	$0.48	$0.35	$0.08
Diluted	$0.48	$0.35	$0.08
Weighted average number of common shares
Basic	29,048,069	29,188,967	20,543,878
Diluted	29,420,508	29,268,799	20,543,878
The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net income	$14,061	$10,099	$1,650
Other comprehensive income, net of tax:
Unrealized(losses)gains on securities	(2,364)	(814)	5,889
Deconsolidation of subsidiary	(45)	—	—
Less: reclassification adjustment for gains included in net income	(222)	(200)	(489)

Other comprehensive (loss) income	(2,631)	(1,014)	5,400

Comprehensive income	$11,430	$9,085	$7,050

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	For the Years Ended December 31, 2004, 2003, and 2002

					Accumulated
		Additional		Note	Other	Total
	Common	Paid-In	Retained	Receivable	Comprehensive	Shareholders’
	Stock	Capital	Earnings	from Officer	Income	Equity

	(In thousands)
Balances December 31, 2001	$85	$67,948	$10,034	$(824)	$3,073	$80,316
Unrealized appreciation on available for sale securities	—	—	—	—	5,400	5,400
Issuance of 21,275,000 shares of common stock (net)	213	60,303	—	—	—	60,516
Retirement of 195,700 shares of common stock	(2)	(822)	389	—	—	(435)
Note receivable from an officer	—	—	—	(52)	—	(52)
Net income	—	—	1,650	—	—	1,650

Balances December 31, 2002	296	127,429	12,073	(876)	8,473	147,395
Unrealized depreciation on available for sale securities	—	—	—	—	(1,014)	(1,014)
Stock-based employee compensation	—	189	—	—	—	189
Retirement of 569,059 shares of common stock	(6)	(2,437)	897	—	—	(1,546)
Note receivable from an officer	—	—	—	(10)	—	(10)
Net income	—	—	10,099	—	—	10,099

Balances December 31, 2003	290	125,181	23,069	(886)	7,459	155,113
Unrealized depreciation on available for sale securities	—	—	—	—	(2,586)	(2,586)
Deconsolidation of subsidiary	—	—	45	—	(45)	—
Long term incentive plan; restricted stock award	—	650	—	—	—	650
Stock-based employee compensation	—	78	—	—	—	78
Issuance of 54,500 shares of common stock	—	185	—	—	—	185
Retirement of 2,103 shares of common stock	—	(9)	—	—	—	(9)
Note receivable from an officer	—	—	—	18	—	18
Net income	—	—	14,061	—	—	14,061

Balances December 31, 2004	$290	$126,085	$37,175	$(868)	$4,828	$167,510

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash Flows From Operating Activities
Net income	$14,061	$10,099	$1,650

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of other intangible assets	376	353	15
Amortization of deferred debenture issuance costs	110	11	—
Depreciation of furniture and equipment	1,591	1,418	2,408
Net accretion of discount and premiums on bonds	1,856	1,798	700
Gain on sale of investments	(337)	(303)	(741)
Gain on sale of fixed assets	(98)	—	—
Gain on debt reduction	—	—	(359)
Stock-based employee compensation	78	189	—
Long term incentive plan expense	650	—	—
Deferred income tax expense	1,577	4,415	2,642
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(6,277)	(6,134)	6,750
Reinsurance recoverable on paid and unpaid losses	(2,445)	37,201	20,245
Prepaid reinsurance premiums	(5,157)	(2,377)	19,736
Deferred policy acquisition costs	(5,773)	(7,424)	1,813
Other assets	2,772	(3,747)	5,640
Increase (decrease) in:
Losses and loss adjustment expenses	38,692	(35,468)	(19,663)
Unearned premiums	24,625	40,999	(25,324)
Payable to insurance companies	(863)	(505)	2,518
Reinsurance funds held and balances payable	3,659	(2,238)	(10,688)
Other liabilities	1,577	9,243	(5,559)

Total Adjustments	56,613	37,431	133

Net cash provided by operating activities	70,674	47,530	1,783

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(115,954)	(89,433)	(162,327)
Proceeds from sale of equity securities available for sale	2,409	—	900
Proceeds from sales and maturities of debt securities available for sale	47,362	59,483	123,416
Capital expenditures	(5,244)	(2,155)	(658)
Purchase of books of business	(446)	(738)	(221)
Proceeds from sale of fixed assets	2,837	—	—
Deconsolidation of subsidiary	(4,218)	—	—
Cash advance to agent	174	1,002	(1,002)
Net cash deposited in funds held	2,315	1,208	5,215

Net cash used in investing activities	(70,765)	(30,633)	(34,677)

Cash Flows From Financing Activities
Proceeds from lines of credit	10,489	18,957	19,710
Payment of lines of credit	(15,851)	(33,948)	(41,595)
Book overdraft	268	1,212	832
Net proceeds from public offering	—	—	60,516
Net proceeds from debentures	24,250	9,700	—
Issuance of common stock	145	—	—
Retirement of common stock	—	(1,562)	(455)
Other financing activities	18	6	(31)

Net cash provided by (used in) financing activities	19,319	(5,635)	38,977

Net increase in cash and cash equivalents	19,228	11,262	6,083
Cash and cash equivalents, beginning of year	50,647	39,385	33,302

Cash and cash equivalents, end of year	$69,875	$50,647	$39,385

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,902	$835	$3,681
Net income taxes paid (received)	$5,578	$76	$(1,599)
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Tax benefit from stock options	$30	$—	$—
Stock-based employee compensation	$78	$189	$—
Accrued liability for purchase of building(1)	$11,583	$—	$—

(1)	On January 19, 2005, the Company closed on the purchase of its new headquarters in Southfield, Michigan, with a cash settlement of $11.6 million paid to the developer.
The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.
      The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company (“Savers”), Williamsburg National Insurance Company (“Williamsburg”), and Ameritrust Insurance Corporation (“Ameritrust”), which collectively are referred to as the Insurance Company Subsidiaries, and Preferred Insurance Company, Ltd. (“PICL”). The consolidated financial statements also include Meadowbrook, Inc. (“Meadowbrook”) and its subsidiaries, and Crest Financial Corporation (“Crest”) and its subsidiaries.
      Effective January 1, 2004, the Company deconsolidated its wholly owned subsidiary, American Indemnity Insurance Company, Ltd., (“American Indemnity”), due to the adoption of Financial Accounting Standards Board Interpretation Number (“FIN”) 46(R) — discussed further under the heading Recent Accounting Pronouncements. However, the consolidated financial statements include the equity earnings of American Indemnity.
      In addition, the consolidated financial statements also include equity earnings of Meadowbrook Capital Trust I, a wholly owned unconsolidated subsidiary of the Company. Refer to Note 6 — Debt for additional information.
      Certain amounts in the 2003 and 2002 financial statements and notes to consolidated financial statements have been reclassified to conform to the 2004 presentation. These amounts specifically relate to state income tax expense. State income tax expense has been reclassified from income before taxes and equity earnings to federal and state income tax expense.
Business
      The Company, through its subsidiaries, is engaged primarily in developing and managing alternative risk management programs for defined client groups and their members. These services include, risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. The Company, through its Insurance Company Subsidiaries, issues insurance policies for risk-sharing and fully insured programs. The Company retains underwriting risk in these insurance programs, which may result in fluctuations in earnings. The Company also operates retail insurance agencies, which primarily place commercial insurance as well as personal property, casualty, life and accident and health insurance, with multiple insurance carriers. The Company does not have significant exposures to environmental/asbestos and catastrophic coverages. Insurance coverage is primarily provided to associations or similar groups of members, commonly referred to as programs.
      On June 6, 2002, the Company sold 18,500,000 shares of newly issued common stock at $3.10 per share in a public offering. On June 21, 2002, the underwriters exercised their over-allotment option to acquire 2,775,000 of additional shares of the Company’s common stock. After deducting underwriting discounts,

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commissions, and expenses, the Company received net proceeds from the offering of $60.5 million. The Company utilized $57.5 million of the $60.5 million raised in the public offering to pay down its line of credit by $20.0 million and contributed $37.5 million to the surplus of its Insurance Company Subsidiaries. The remaining proceeds were used for general corporate purposes.
      On September 30, 2003, Meadowbrook Capital Trust I issued $10.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. After deducting commissions and expenses, the Company received net proceeds from the transaction of $9.7 million. The Company contributed $6.3 million of the proceeds to the surplus of the Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. Refer to Note 6 — Debt for additional information.
      On April 29 and May 26, 2004, the Company issued senior debentures in the amount of $13.0 million and $12.0 million, respectively. Associated with the transactions, the Company incurred $390,000 and $360,000 of commissions paid to the placement agents, respectively. The senior debentures mature in thirty years and are callable by the Company at par after five years from the date of issuance. Refer to Note 6 — Debt for additional information.
      The Company contributed $9.9 million of the proceeds to the surplus of its Insurance Company Subsidiaries as of December 31, 2004. The remaining proceeds from the issuance of the senior debentures may be used to support future premium growth through further contributions to its Insurance Company Subsidiaries and general corporate purposes.
Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s principle estimates include, but are not limited to:

•	unpaid losses and loss adjusting expense reserves;

•	reinsurance recoverables;

•	legal contingencies;

•	goodwill valuation;

•	revenue recognition

—	earned and unbilled premium;

—	contingent commissions;

—	allowance for doubtful accounts; and

•	other than temporary impairments.
      While management believes the amounts included in the consolidated financial statements reflect management’s best estimates and assumptions, actual results may differ from those estimates.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash and Cash Equivalents
      Cash and cash equivalents include cash on hand and highly liquid short-term investments. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents.
Investments
      The Company’s investment securities at December 31, 2004 and 2003, are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes.
      Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend and interest income are recognized when earned. Discount or premium on debt securities purchased at other than par value is amortized using the constant yield method.
Other Than Temporary Impairments of Securities and Unrealized Losses on Investments
      The Company’s investment portfolio is primarily invested in debt securities classified as available for sale, with a concentration in fixed income securities of a high quality. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of the following factors: (1) market value less than amortized cost for a six month period; (2) rating downgrade or other credit event (e.g., failure to pay interest when due); (3) financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; (4) prospects for the issuer’s industry segment, and (5) intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. The Company evaluates its investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other than temporarily impaired are written down to their estimated net fair value and the related losses are recognized in income. There were no impaired investments written down in 2004 and 2003. There were $75,000 in impaired investments written down in 2002.
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
      In addition to case reserves and in accordance with industry practice, the Company maintains estimates of reserves for losses and LAE incurred but not yet reported. The Company projects an estimate of ultimate losses and LAE expenses at each reporting date. The difference between: (i) projected ultimate loss and LAE reserves and (ii) case loss reserves and LAE reserves thereon is carried as the IBNR reserve. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, the Company estimates the ultimate liability for losses and LAE, net of reinsurance recoverables.
      Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of incurred but not reported losses and LAE. Such

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recoverables, by necessity, are based upon estimates and, while management believes that the amount accrued is collectible, the ultimate recoverable may be greater or less than the amount accrued.
      The methods for making such estimates and for establishing the loss reserves and reinsurance recoverables are continually reviewed and updated. There were no changes in key assumptions during 2004 and 2003.
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
      Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they were earned. Commission income is reported net of sub-producer commission expense. Commission and other adjustments are recorded when they occur and the Company maintains an allowance for estimated policy cancellations and commission returns.
      The Company reviews, on an ongoing basis, the collectibility of its receivables and establishes an allowance for estimated uncollectible accounts.
Deferred Policy Acquisition Costs
      Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts. The Company reduces these costs for premium deficiencies. There were no premium deficiencies at December 31, 2004, 2003 and 2002.
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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At December 31, 2004, the Company had a deferred tax asset of $15.0 million. Realization of the deferred tax asset is dependent upon generating sufficient taxable income to absorb the applicable reversing temporary differences. At December 31, 2004, management concluded that the positive evidence supporting the generation of future taxable income sufficient to realize the deferred tax asset outweighed the negative evidence of the previous cumulative losses reported for the periods ended December 31, 2001, 2000, and 1999, which generated the net operating loss carryforward. This positive evidence includes cumulative pre-tax income of $39.2 million for the three years ended December 31, 2004. In addition, the Company continues to have alternative tax strategies, which could generate capital gains from the potential sale of assets and/or subsidiaries.
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
      The Company, through its 1995 and 2002 Amended and Restated Stock Option Plans (the “Plans”), may grant options to key executives and other members of management of the Company and its subsidiaries in amounts not to exceed 2,000,000 shares of the Company’s common stock allocated for each plan. The Plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. Option shares may be exercised subject to the terms of the Plans and the terms prescribed by the Committee at the time of grant. Currently, the Plans’ options have either five or ten-year terms and are exercisable and vest in equal increments over the option term.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for 2004, 2003, and 2002 would be as follows (in thousands):

	2004	2003	2002

Net income, as reported	$14,061	$10,099	$1,650
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	52	125	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(438)	(882)	(1,106)

Pro forma net income	$13,675	$9,342	$544

Earnings per share:
Basic — as reported	$0.48	$0.35	$0.08
Basic — pro forma	$0.47	$0.32	$0.03
Diluted — as reported	$0.48	$0.35	$0.08
Diluted — pro forma	$0.46	$0.32	$0.03
      The Black-Scholes valuation model utilized the following annualized assumptions for all applicable years: Risk-free interest rate of 2.90% and 4.46% for 2003 and 2002, respectively. No dividends were declared in 2003 or 2002. The volatility factor for the expected market price of the Company’s common stock is 0.586 and 0.562, in 2003 and 2002, respectively. The weighted-average expected life of options is 5.0 for the 2003 and 2002 grants. No options were granted during 2004.
      Compensation expense of $78,000 and $189,000 has been recorded for stock options in 2004 and 2003 under SFAS No. 148, respectively. No compensation cost has been recorded for stock option grants issued during 2002 as the market value equaled the exercise price at the date of grant.
Earnings Per Share
      Basic earnings per share are based on the weighted average number of common shares outstanding during the year, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method.
      Outstanding options of 936,502, 1,693,119, and 2,693,223 for the periods ended December 31, 2004, 2003, and 2002, respectively, have been excluded from the diluted earnings per share as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 300,531 and 71,154 for the years ended December 31, 2004 and 2003, respectively. There were no shares issuable pursuant to stock options included in diluted earnings for the year ended December 31, 2002. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 71,908 and 8,678 for the years ended December 31, 2004 and 2003, respectively. Outstanding warrants of 300,000 for the year ended December 31, 2002 have been excluded from the diluted earnings per share as they were anti-dilutive.
Comprehensive Income
      Comprehensive income (loss) encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income and net unrealized capital gains or losses on available-for-sale securities.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Pronouncements
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation Number (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. In accordance with FIN 46, the Company performed an evaluation of its business relationships and determined that Meadowbrook Capital Trust I (“Trust”) is a variable interest entity; however, the Trust did not meet the qualifications for consolidation as the Trust equity was deemed to not be at risk. The adoption of FIN No. 46 did not have a material impact on the Company’s consolidated balance sheet and had no impact on its consolidated statement of income. See Note 6 — Debt for additional information regarding the Company’s unconsolidated subsidiary trust.
      In December 2003, FIN No. 46 was revised as FIN No. 46(R) to address certain implementation issues and to defer full adoption into financial statements for periods ending after March 15, 2004, with earlier adoption permitted. In accordance with FIN No. 46(R), the Company performed an evaluation of its business relationships and determined that its wholly owned subsidiary, American Indemnity, did not meet the tests for consolidation, because neither the Company, nor Star are the primary beneficiaries of American Indemnity. Therefore, effective January 1, 2004, the Company deconsolidated American Indemnity on a prospective basis in accordance with the provisions of FIN No. 46(R). The adoption of FIN No. 46(R) and the deconsolidation of American Indemnity did not have a material impact on the Company’s consolidated balance sheet or consolidated statement of income.
      In November 2003, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. EITF Issue 03-1 applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses for a period sufficient for recovery of such losses. In September 2004, the FASB approved FASB Staff Position (“FSP”) EITF Issue 03-1-1, which delays the effective date for measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until certain issues are resolved. The delay of the recognition and measurement provisions is expected to be superceded concurrently with the issuance of a FSP, which will provide additional implementation guidance. The Company will evaluate the impact this guidance will have on its financial statements and will adopt the guidance at the time it is issued. The Company has previously implemented the disclosure requirements of EITF 03-1.
      On December 16, 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Starting in the first quarter of 2003, the Company has been expensing the fair value of all stock options granted since January 1, 2003 under the prospective method. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. The Company is currently evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or impact SFAS 123R will have on its financial statements.
2.     Investments
      The estimated fair value of investments in securities is determined based on published market quotations and broker/dealer quotations. The cost or amortized cost and estimated fair value of investments in securities at December 31, 2004 and 2003 are as follows (in thousands):

	December 31, 2004

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt Securities:
Debt securities issued by the U.S. government and agencies	$56,492	$1,234	$(288)	$57,438
Obligations of states and political subdivisions	104,009	1,857	(271)	105,595
Corporate securities	99,784	4,813	(446)	104,151
Mortgage and asset-backed securities	64,681	673	(296)	65,058

Total Debt Securities available for sale	324,966	8,577	(1,301)	332,242
Equity Securities:
Preferred Stocks	—	—	—	—
Common Stocks	—	39	—	39

Total Equity Securities available for sale	—	39	—	39

Total Securities available for sale	$324,966	$8,616	$(1,301)	$332,281

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt Securities:
Debt securities issued by the U.S. government and agencies	$58,616	$2,300	$(232)	$60,683
Obligations of states and political subdivisions	47,597	2,030	(37)	49,590
Corporate securities	93,701	6,392	(432)	99,661
Mortgage and asset-backed securities	60,416	1,058	(192)	61,283

Total Debt Securities available for sale	260,330	11,780	(893)	271,217
Equity Securities:
Preferred Stocks	1,980	352	—	2,332
Common Stocks	—	39	—	39

Total Equity Securities available for sale	1,980	391	—	2,371

Total Securities available for sale	$262,310	$12,171	$(893)	$273,588

      Gross unrealized appreciation and depreciation on available for sale securities were as follows (in thousands):

	December 31,

	2004	2003

Unrealized appreciation	$8,616	$12,171
Unrealized depreciation	(1,301)	(893)

Net unrealized appreciation	7,315	11,278
Deferred federal income tax benefit	(2,487)	(3,819)

Net unrealized appreciation on investments, net of deferred federal income taxes	$4,828	$7,459

      The gross realized gains and gross realized losses on the sale of available for sale debt securities were $97,279 and $189,766, respectively, for the year ended December 31, 2004. The gross realized gains and gross realized losses on the sale of available for sale equity securities were $429,288 and $0, respectively, for the year ended December 31, 2004. The proceeds from these sales were $7.0 million and $2.4 million, respectively.
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
      At December 31, 2004, the amortized cost and estimated fair value of available for sale debt securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$13,245	$13,445
Due after one year through five years	131,883	134,864
Due after five years through ten years	107,976	111,390
Due after ten years	7,181	7,485
Mortgage-backed securities	64,681	65,058

	$324,966	$332,242

      Net investment income for the three years ended December 31, 2004, 2003, and 2002 was as follows (in thousands):

	2004	2003	2002

Investment Income On:
Debt securities	$13,559	$12,481	$12,572
Equity securities	149	182	230
Cash and cash equivalents	1,657	1,425	1,736

Total gross investment income	15,365	14,088	14,538
Less investment expenses	454	604	580

Net investment income	$14,911	$13,484	$13,958

      United States government obligations, municipal bonds, and bank certificates of deposit aggregating $109.5 million and $102.4 million were on deposit at December 31, 2004 and 2003, respectively, with state regulatory authorities or otherwise pledged as required by law or contract.
Other Than Temporary Impairments of Securities and Unrealized Losses on Investments
      At December 31, 2004 and 2003, the Company had 124 and 56, securities that were in an unrealized loss position, respectively. These investments all had unrealized losses of less than ten percent. At December 31, 2004, two investments, with an aggregate $75,000 unrealized loss, have been in an unrealized loss position for more than eighteen months. At December 31, 2003, one investment, with a $71,000 unrealized loss, was in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching the Company’s conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) the Company also determined that the changes in market value were considered temporary in relation to minor fluctuations in interest rates.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows for the years ended (in thousands):

	December 31, 2004

	Less than 12 months		Greater than 12 months

	Fair Value of		Fair Value of
	Investments		Investments
	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$18,480	$(138)	$4,871	$(150)
Obligations of states and political subdivisions	28,581	(257)	551	(14)
Corporate securities	23,323	(220)	7,450	(226)
Mortgage and asset backed securities	19,583	(167)	6,442	(129)

Totals	$89,967	$(782)	$19,314	$(519)

	December 31, 2003

	Less than 12 months		Greater than 12 months

	Fair Value of		Fair Value of
	Investments		Investments
	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S government and agencies	$10,106	$(211)	$995	$(21)
Obligations of states and political subdivisions	2,467	(37)	—	—
Corporate securities	20,550	(361)	1,137	(71)
Mortgage and asset backed securities	17,158	(192)	—	—

Totals	$50,281	$(801)	$2,132	$(92)

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

	For the Years Ended December 31,

	2004	2003	2002

Balance, beginning of year	$339,465	$374,933	$394,596
Adjustment for deconsolidation of subsidiary(1)	(2,989)	—	—
Less reinsurance recoverables	147,446	181,817	195,943

Net balance, beginning of year	189,030	193,116	198,653

Incurred related to:
Current year	131,409	95,565	92,644
Prior years	4,529	2,907	6,090

Total incurred	135,938	98,472	98,734

Paid related to:
Current year	26,534	21,446	23,247
Prior years	71,438	78,123	81,024

Total paid	97,972	99,569	104,271

Net balance, end of year	226,996	192,019	193,116
Plus reinsurance recoverables	151,161	147,446	181,817

Balance, end of year	$378,157	$339,465	$374,933

(1)	In accordance with FIN 46(R), the Company performed an evaluation of its business relationships and determined that its wholly owned subsidiary, American Indemnity, did not meet the tests for consolidation, as neither the Company, nor its subsidiary Star, are the primary beneficiaries of American Indemnity. Therefore, effective January 1, 2004, the Company deconsolidated American Indemnity on a prospective basis in accordance with the provisions of FIN 46(R). The adoption of FIN 46(R) and the deconsolidation of American Indemnity did not have a material impact on the Company’s consolidated balance sheet or consolidated statement of income.
     As a result of adverse development on prior accident years’ reserves, the provision for loss and loss adjustment expenses increased by $4.5 million, $2.9 million, and $6.1 million, in calendar years 2004, 2003, and 2002, respectively.
      For the year ended December 31, 2004, the Company reported net adverse development on loss and LAE of $4.5 million, or 2.4% of net loss and LAE reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2004. The $4.5 million of adverse development reflects $3.0 million related to commercial multiple peril and general liability programs, $2.7 million related to workers’ compensation programs, and $1.2 million related to commercial auto programs. Partially offsetting this adverse development was favorable development on residual markets of $1.7 million, and other lines of business of $670,000.
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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
4.     Reinsurance
      The Insurance Company Subsidiaries cede insurance to other insurers under pro rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its exposure to large losses or from hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder. If all or any of the reinsuring companies are unable to meet their obligations, the Insurance Company Subsidiaries would be liable for such defaulted amounts. Therefore, the Company is subject to a credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other insurers and reinsurers, both domestic and foreign, under pro rata and excess-of-loss contracts.
      The Company receives ceding commissions in conjunction with reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $12.1 million, $11.7 million, and $8.7 million in 2004, 2003, and 2002, respectively.
      At December 31, 2004 and 2003, the Company had reinsurance recoverables for paid and unpaid losses of $169.1 million and $165.0 million, respectively. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or letters of credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 35.0% of the total recoverable for paid and unpaid losses.
      At December 31, 2004, the Company had an allowance of $1.5 million related to balances due from HIH America Compensation & Liability Company (“HIH”), a California domiciled insurance company, which was seized by the California Department of Insurance. At December 31, 2003, the allowance relating to HIH was $954,000. The increase in the allowance reflects a reclassification of ceded premium payables to allowance for reinsurance recoverables.
      At December 31, 2004, the Company also had an allowance of $3.7 million recorded related to reinsurance balances due from Connecticut Surety Company (“CSC”), a Connecticut domiciled insurance company seized by the Connecticut Insurance Department. At December 31, 2003, the allowance relating to CSC was $3.9 million.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the Company also had an allowance of $566,000 related to balances due from Reliance National Indemnity Company (“Reliance”), following its insolvency and a liquidation order by the Pennsylvania Insurance Department. At December 31, 2003, the allowance relating to Reliance was $230,000.
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
      Under the workers’ compensation reinsurance treaty, the reinsurers are responsible for 100% of each loss in excess of $350,000 up to $5.0 million for each claimant. In addition, there is coverage for loss events involving more than one claimant up to $50.0 million per occurrence. There were no significant changes to the terms of this reinsurance treaty from 2003 to 2004.
      Under the core liability reinsurance treaty, the reinsurers are responsible for 100% of each loss in excess of $350,000 up to $2.0 million per occurrence. The Company also purchased an additional $3.0 million of reinsurance clash coverage in excess of the $2.0 million to cover amounts that may be in excess of the $2.0 million policy limit, such as expenses associated with the settlement of claims or awards in excess of policy limits. The Company has a separate structure to cover liability specifically related to commercial trucking, where reinsurers are responsible for 100% of each loss in excess of $350,000, up to $1.0 million. In addition, the Company purchased an additional $1.0 million of reinsurance clash coverage. There were no significant changes to the terms of this reinsurance treaty from 2003 to 2004. The Company also established a separate structure to cover liability related to chemical distributors and repackagers, where reinsurers are responsible for 100% of each loss in excess of $500,000, up to $1.0 million, applied separately to general liability and auto liability.
      Under the property reinsurance treaty, reinsurers are responsible for 100% of the amount of each loss in excess of $500,000 up to $5.0 million per location for an occurrence. In addition there is coverage for loss events involving multiple locations up to $20.0 million after the Company has incurred $750,000 in loss. There were no significant changes to the terms of this reinsurance treaty from 2003 to 2004.
      Under the semi-automatic facultative umbrella reinsurance treaties, the reinsurers are responsible for a minimum of 85% of the first million in coverage and 100% of each of the second through fifth million of coverage, up to $5.0 million. The reinsurers provide a ceding commission allowance to cover the Company’s expenses.
      Effective September 30, 2004, the Company amended an existing reinsurance agreement that provided reinsurance coverage for policies with effective dates from August 1, 2003 to July 31, 2004, which were written in the Company’s public entity excess liability program. This reinsurance agreement provided coverage on an excess-of-loss basis for each occurrence in excess of the self-insured retention level for public entities and the Company’s retention. This reinsurance agreement was amended by revising premium rate and loss coverage terms, which effected a transfer of risk to the reinsurer and reduced the net estimated costs of reinsurance to the Company. The amended reinsurance cost for this coverage is a flat percentage of premium subject to this treaty and provides reinsurance coverage of $4.0 million in excess of $1.0 million for each occurrence in excess of the self-insured retention level for public entities. The original agreement provided for reinsurance coverage of $4.5 million in excess of $500,000 for each occurrence. It included a minimum premium charge, plus 110% of losses covered under the agreement up to a maximum premium charge.
      Under the original terms, an actuarial study indicated that significant timing or underwriting risk was not transferred to the reinsurer. Therefore, under the provisions of SFAS No. 113 “Accounting and Reporting for

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”) and Statement of Position 98-7 “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk”, the transactions under the original terms of the reinsurance agreement were accounted for using the interest method of deposit accounting for quarters prior to September 30, 2004. Based upon an actuarial study, management concluded that the amended reinsurance agreement transferred significant timing and underwriting risk to the reinsurer and, accordingly, it should be accounted for as reinsurance for the quarter ended September 30, 2004 and subsequent.
      Because the amended reinsurance agreement covered past insured events, it is accounted for as a retroactive reinsurance contract under SFAS No. 113. As a result of a transfer of risk to the reinsurer, the Company recorded a $491,000 reclassification of prior period amounts from operating expense to ceded earned premium of $1.2 million and ceded incurred loss and loss adjustment expense of $703,000. Furthermore, as a result of the reduction in net estimated costs for reinsurance, the Company recorded a reduction of prior period estimated net reinsurance costs in the statements of income for the year ended December 31, 2004, of $196,000.
      The same amended terms also apply to the renewal of this reinsurance agreement for the period August 1, 2004 to January 31, 2006.
      In 2000 and 2001, the Company entered into a quota share reinsurance surplus relief treaty for several workers’ compensation programs. Upon raising capital in 2002, the Company completed an unearned premium transfer associated with the cancellation of this surplus relief treaty. As of the year ended December 31, 2004, the Company settled the related reinsurance recoverables and accrued ceding commissions, through a commutation of the surplus relief treaty between the Company and the reinsurer. The net impact of the commutation to pre-tax income was $57,000.
      In addition, the Company purchased $10.0 million in excess of $5.0 million for each occurrence, which is layered on top of the underlying $5.0 million of coverage for this specific program. Under this agreement, reinsurers are responsible for 100% of each loss in excess of $5.0 million for all lines except workers’ compensation, which is covered by the Company’s core catastrophic workers’ compensation treaty structure up to $50.0 million per occurrence.
      Additionally, several small programs have separate reinsurance treaties in place, which limit the Company’s exposure to $300,000 or less.
      Facultative reinsurance is purchased for property values in excess of $5.0 million and casualty limits in excess of $2.0 million or for coverage not protected by the treaty. There were no significant changes to the terms of this reinsurance treaty from 2003 to 2004.
      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At December 31, 2004, the Company had risk exposure in excess of collateral in the amount of $8.7 million, compared to $9.5 million at December 31, 2003, on these programs, of which the Company has an allowance of $6.3 million at December 31, 2004, compared to $6.4 million at December 31, 2003, related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which are in litigation with the Company. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. At December 31, 2004, management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations. At December 31, 2004 and 2003, the exposure amount in litigation with former risk-sharing partners, which is not reserved or collateralized, is $1.2 million and $1.3 million, respectively.
      Reconciliations of direct to net premiums, on a written and earned basis, for 2004, 2003, and 2002 are as follows (in thousands):

	2004		2003		2002

	Written	Earned	Written	Earned	Written	Earned

Direct	$261,653	$247,169	$229,647	$198,991	$167,629	$195,186
Assumed	51,840	41,699	23,633	13,290	16,008	13,775
Ceded	(79,532)	(74,375)	(63,453)	(61,076)	(43,842)	(63,578)

Net	$233,961	$214,493	$189,827	$151,205	$139,795	$145,383

      One reinsurer, with a financial strength rating of “A” (Excellent) rated by A.M. Best, accounts for 23.4% of ceded premiums in 2004.
5.     Segment Information
      The Company defines its operations as specialty risk management operations and agency operations based upon differences in products and services. The separate financial information of these segments is consistent with the way results are regularly evaluated by management in deciding how to allocate resources and in assessing performance. Intersegment revenue is eliminated upon consolidation. It would be impracticable for the Company to determine the allocation of assets between the two segments.
Specialty Risk Management Operations
      The specialty risk management operations segment focuses on specialty or niche insurance business in which it provides various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include, risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of the Company’s agent-partners. The Company recognizes revenue related to the services and coverages the specialty risk management operations provides within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains (losses).
Agency Operations
      The Company earns commissions through the operation of its retail property and casualty insurance agency, which was formed in 1955. The agency has grown to be one of the largest agencies in Michigan and, with acquisitions, has expanded into California. The agency operations produce commercial, personal lines, life, and accident and health insurance, for more than fifty unaffiliated insurance carriers.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the segment results (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Revenues
Net earned premiums	$214,493	$151,205	$145,383
Management fees	16,253	18,751	12,761
Claims fees(1)	13,207	14,756	8,076
Loss control fees	2,174	2,303	2,590
Reinsurance placement	420	308	309
Investment income	14,887	13,471	13,906
Net realized gains on investments	339	823	666

Specialty risk management	261,773	201,617	183,691
Agency operations	17,690	14,954	14,330
Reconciling items	24	13	52
Gain on sale of subsidiary	—	—	199
Intersegment revenue(2)	(9,209)	(5,781)	(485)

Consolidated revenue	$270,278	$210,803	$197,787

Pre-tax income:
Specialty risk management(1)	$16,577	$11,822	$(739)
Agency operations*	8,885	6,945	6,552
Reconciling items	(5,088)	(2,489)	(3,465)
Gain on sale of subsidiary	—	—	199

Consolidated pre-tax income	$20,374	$16,278	$2,547

*	Excluding the allocation of corporate overhead.

(1)	During 2004, the Company accelerated the recognition of the deferred claim revenue related to a multi-state claims run-off service contract. The acceleration of this revenue was a result of an earlier than anticipated termination of the Company’s obligation under the contract. This contract was terminated by the Liquidator during the third quarter of 2004, after a liquidation order was entered against the entity for which the Company had serviced the claims. At the time of termination, the Company had $3.5 million of deferred revenue related to the claims contract. The revenue had been paid to the Company pursuant to an agreed upon schedule. However, the Company, in order to remain consistent with its historic claims handling pattern, had previously adopted a more conservative revenue recognition pattern; therefore, resulting in the establishment of deferred revenue. At the termination of the contract, pursuant to the contract terms, the Company is no longer obligated to handle the related claims. The $3.5 million of deferred revenue related to the claims contract, was fully recognized as of September 30, 2004. Had the contract not been terminated, the Company would have received additional claims fee revenue for continued claims handling services. Of the $3.5 million, approximately $993,000 was expected to be recognized within the fourth quarter of 2004. Therefore, the pre-tax favorable impact for 2004 in relation to the acceleration of the deferred claim revenue, net of related expenses, would have been approximately $2.1 million. Refer to the Company’s revenue recognition accounting policy described in Note 1 — Summary of Significant Accounting Policies of the Consolidated Financial Statements.

(2)	Intersegment revenue is related to intercompany agency commission revenue, which represents commissions received by our agency operations from our Insurance Company Subsidiaries. This revenue is primarily related to the conversion of an existing west-coast commercial transportation program to one of our Insurance Company Subsidiaries.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The reconciling item included in the revenue relates to interest income in the holding company. The following table sets forth the pre-tax income (loss) reconciling items (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Holding company expenses	$(2,431)	$(1,159)	$(788)
Gain on debt reduction	—	—	359
Amortization	(376)	(353)	(15)
Interest expense	(2,281)	(977)	(3,021)

	$(5,088)	$(2,489)	$(3,465)

6.     Debt
Lines of Credit
      On November 12, 2004, the Company successfully executed a replacement credit facility. The new agreement is a revolving line of credit for up to $25.0 million. The revolving line of credit replaces the Company’s previous line of credit and expires on November 11, 2007. The Company has drawn approximately $9.0 million on this new revolving line of credit to pay off its term loan on the former credit agreement. The Company will use the revolving line of credit to meet short-term working capital needs.
      At December 31, 2004, the Company had an outstanding balance of $9.0 million on the new revolving line of credit. At December 31, 2003, the Company had an outstanding balance of $14.0 million on its former term loan and no outstanding balance on its former revolving line of credit. As part of the new loan agreement, the Company and certain of its non-regulated subsidiaries pledged a continuing and unconditional first priority security interest in all of the property of the Company and named subsidiaries, excluding certain assets.
      The revolving line of credit provides for interest at a variable rate based, at the Company’s option, upon either a prime based rate or LIBOR based rate. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to the Company from subsidiaries during such period (“Adjusted EBITDA”). As of December 31, 2004, the average interest rate for LIBOR based borrowings outstanding was 4.07%.
      Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of December 31, 2004, the Company was in compliance with all of the covenants.
      A non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At December 31, 2004 and 2003, this line of credit had an outstanding balance of $3.1 million and $3.5 million, respectively. The terms of this line of credit were amended May 7, 2004. The amendments to the line of credit agreement included a change in the permitted borrowings from 80% to 75% of the accounts receivable, an increase in the line of credit from $6.0 million to $8.0 million, and amendments to the interest rates. The interest terms were amended to interest at the Prime Rate minus 0.5%, or a LIBOR-based rate option, plus 2.0%. At December 31, 2004, the LIBOR-based option was 4.09%. At December 31, 2003, the line bore

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest at the Prime Rate of 4.00%. The line will expire on May 14, 2005. Management expects to renegotiate the line of credit prior to its expiration.
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
      The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries as of December 31, 2004. The remaining proceeds from the issuance of the senior debentures may be used to support future premium growth through further contributions to the Insurance Company Subsidiaries and general corporate purposes.
Junior Subordinated Debentures
      On September 30, 2003, Meadowbrook Capital Trust (the “Trust”) issued $10.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%, which started in December 2003. These debentures are callable by the Company at par beginning in October 2008.
      The Company received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense. The Company estimates that the fair value of these debentures issued approximates the gross proceeds of cash received at the time of issuance.
      These debentures are unsecured obligations of the Company and are junior to the right of payment to all senior indebtedness of the Company. The Company has guaranteed that the payments made to the Trust will be distributed by the Trust to the holders of the TPS.
      The Company contributed $6.3 million of the proceeds from the issuance of these debentures to its Insurance Company Subsidiaries and the remaining balance has been used for general corporate purposes.
Letters of Credit
      At December 31, 2004 and 2003, one letter of credit was outstanding in the amount of $100,000, which was provided as collateral for an insurance subsidiary’s obligations under a reinsurance agreement. The letter of credit is collateralized by a certificate of deposit for the same amount.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.     Regulatory Matters and Rating Issues
      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is dictated by Michigan insurance regulatory guidelines which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Companies Subsidiaries’ surplus. Based upon the 2004 statutory financial statements, Star may only pay dividends to the Company during 2005 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2004 was negative $13.7 million. No dividends were paid in 2004 or 2003.
      Summarized 2004 and 2003 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, follows (in thousands):

	2004				2003

	Star	Savers	Williamsburg	Ameritrust	Star	Savers	Williamsburg	Ameritrust

Statutory capital and surplus	$120,727	$29,303	$15,579	$13,001	$99,915	$30,066	$13,720	$13,053
Minimum statutory capital and surplus	7,000	2,400	2,600	4,000	7,000	2,400	2,600	4,000
Statutory net (loss) income	7,040	(1,816)	2,544	4	(1,624)	(936)	2,689	(863)
      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1 and 2.5 to 1, respectively. The Company contributed $9.9 million to the surplus of the Insurance Company Subsidiaries during the third quarter of 2004 and $6.3 million during the third quarter of 2003. The premium leverage ratios as of December 31, 2004, on a statutory consolidated basis, were 2.60 to 1 and 1.94 to 1 on a gross and net written premium basis, respectively.
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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      At December 31, 2004, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $120.7 million and $99.9 million at December 31, 2004 and 2003, respectively. The calculated RBC was $28.4 million in 2004 and $22.8 million in 2003. The threshold requiring the minimum regulatory involvement was $56.9 million in 2004 and $45.7 million in 2003.
8.     Deferred Policy Acquisition Costs
      The following reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Balance, beginning of period	$19,564	$12,140	$13,953
Acquisition costs deferred	30,883	25,626	23,421
Amortized to expense during the period	(25,280)	(18,202)	(25,234)

Balance, end of period	$25,167	$19,564	$12,140

      The Company reduces deferred policy acquisition costs for premium deficiencies. There were no premium deficiencies at December 31, 2004, 2003, and 2002.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.     Income Taxes
      The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Current tax expense (benefit)	$4,775	$1,767	$(1,745)
Deferred tax expense	1,577	4,415	2,642

Total provision for income tax expense	$6,352	$6,182	$897

      A reconciliation of the Company’s tax provision on income from operations to the U.S. federal income tax rate of 34% in 2004, 2003, and 2002 is as follows (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Tax provision at statutory rate	$6,927	$5,535	$866
Tax effect of:
Tax exempt interest	(777)	(371)	(367)
State income taxes, net of federal benefit	38	816	308
Other, net	164	202	90

Federal income tax expense	$6,352	$6,182	$897

Effective tax expense rate	31.2%	38.0%	35.2%

      The current statutory tax rate of 34% is based upon $6.8 million of taxable income after the utilization of $13.1 million of net operating loss carryforwards. At $18.3 million of taxable income, the statutory tax rate will increase to 35%.
      Deferred federal income taxes, under SFAS No. 109, “Accounting for Income Taxes”, reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

	2004		2003

	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Unpaid losses and loss adjustment expenses	$11,815	$—	$10,885	$—
Unearned premium reserves	7,512	—	6,216	—
Unrealized gains on investments	—	2,487	—	3,819
Deferred policy acquisition expense	—	8,557	—	6,594
Allowance for doubtful accounts	1,440	—	1,458	—
Policyholder dividends	112	—	17	—
Alternate minimum tax credit	4,061	—	2,427	—
Net operating loss carryforward	125	—	3,376	—
Goodwill	—	1,131	—	777
Deferred revenue	147	—	930	—
Long term incentive plan	442	—	—	—
Amortization of intangible assets	171	—	—	—
Deferred gain on sale-leaseback transaction	284	—	—	—
Other	1,022	—	1,082	—

Total deferred taxes	27,131	12,175	26,391	11,190

Net deferred tax assets	$14,956		$15,201

      Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb the applicable reversing temporary differences. Refer to Note 1 — Summary of Significant Accounting Policies.
10.     Stock Options
      The Company, through its 1995 and 2002 Amended and Restated Stock Option Plans (the “Plans”), may grant options to key executives and other members of management of the Company and its subsidiaries in amounts not to exceed 2,000,000 shares of the Company’s common stock in each plan. The Plans are administered by the Compensation Committee (the “Committee”) appointed by the Board of Directors. Option shares may be exercised subject to the terms of the Plans and the terms prescribed by the Committee at the time of grant. Currently, the Plans’ options have either five or ten-year terms and are exercisable/vest in equal increments over the option term.
      In 2004, the Company’s Board of Directors approved the adoption of a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period with the first performance period commencing January 1, 2004. At the end of the three-year performance period, and if the performance target is achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a restricted stock award. If the Company achieves the three-year performance target, payment of the award would be made in three annual installments. The number of shares of Company’s common stock subject to the restricted stock award shall equal the dollar amount of one-half of the LTIP award divided by the fair market value of Company’s common stock on the first date of the performance period. The restricted stock awards shall be made subject to the terms and

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Compensation Committee of the Board of Directors, as included in the LTIP. At December 31, 2004, the Company had $1.3 million accrued under the LTIP.
      The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of year	2,381,609	$5.80	2,693,223	$6.78	1,582,716	$9.87
Granted	—	—	331,490	2.17	1,276,220	3.26
Exercised	(39,500)	2.74	(550)	2.82	—	—
Forfeited	(220,792)	8.97	(642,554)	8.01	(165,713)	10.18

Outstanding — end of year	2,121,317	$5.53	2,381,609	$5.80	2,693,223	$6.78

Exercisable at end of year	1,451,015	$5.92	1,231,981	$6.75	1,063,387	$8.40
Weighted-average fair value of options granted during the year	—	—	$1.14	—	$1.77	—
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$2.173 to $3.066	599,815	2.8	$2.66	302,846	$2.75
$3.507 to $4.69	585,000	1.8	3.53	353,000	3.53
$5.675 to $6.5063	726,500	0.7	6.15	642,000	6.10
$10.25 to $30.45	210,002	3.1	17.16	153,169	16.92

	2,121,317	2.2	$5.53	1,451,015	$5.92

      During 2002, the Company issued 825,000 stock options at an exercise price of $3.507 to certain members of the executive management team. These stock options are included in the 2002 options granted above.
11.     Shareholders’ Equity
      At December 31, 2004, shareholders’ equity was $167.5 million, or a book value of $5.76 per common share, compared to $155.1 million, or a book value of $5.34 per common share at December 31, 2003.
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
      In conjunction with the public offering, the Company issued warrants entitling the holders to purchase an aggregate of 300,000 shares of common stock at $3.10 per share. The warrants may be exercised at any time

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from June 6, 2003 through June 6, 2005, at which time any warrants not exercised will become void. On July 16, 2004, the holders exercised 15,000 warrants. As of December 31, 2004, a total of 285,000 warrants are outstanding.
      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. The original share repurchase plan expired on September 17, 2004. At the Company’s regularly scheduled board meeting on November 3, 2004, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. The Company did not repurchase any common stock during the year ended December 31, 2004. For the year ended December 31, 2003, the Company repurchased and retired 569,100 shares of common stock for a total cost of $1.6 million. As of December 31, 2004, the cumulative amount the Company repurchased and retired was 764,800 shares of common stock for a total cost of approximately $2.0 million.
      The Company’s Board of Directors did not declare a dividend in 2004 or 2003. The Board of Directors considers whether a dividend will be declared based on a variety of factors, including but not limited to, the Company’s cash flow, liquidity needs, results of operations and financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its subsidiaries. The Company did not receive any dividends from its regulated insurance subsidiaries in 2004. Refer to Note 7 — Regulatory Matters and Rating Issues for additional information regarding dividend restrictions.
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
      In 2004 and 2003, the Company did not acquire any goodwill or record any impairment losses in relation to its existing goodwill.
      The following sets forth the carrying amount of goodwill by business segment (in thousands):

	Agency	Specialty Risk
	Operations	Management Operations	Total

Balance at December 31, 2004 and 2003	$3,964	$25,033	$28,997
      In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, there was no amortization expense recorded in relation to goodwill in 2004, 2003, or 2002.
  Other Intangible Assets
      At December 31, 2004 and 2003, the Company had other intangible assets, net of related accumulated amortization, of $1.1 million and $1.4 million, respectively, recorded on the consolidated balance sheet as part of “Other Assets”.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the fourth quarter of 2002 and the first quarter of 2003, the Company purchased three unrelated agency books of business. The Company is amortizing these intangible assets over their estimated lives based on the expected retention of the purchased books of business. These intangible assets have a weighted average amortization period of five years.
      Also during the first quarter of 2003, the Company completed an asset purchase related to the renewal rights of a book of business. The total purchase price of this agreement was determined based on a percentage of estimated gross written premium collected by the Company. The actual purchase price is contingent upon actual written premium collected over a three year period. As of December 31, 2004, the total purchase price was estimated at $2.3 million, consisting of $1.3 million of fixed assets and $994,000 recognized as an other intangible asset being amortized over a five-year period.
      At December 31, 2004 and 2003, the gross carrying amount of other intangible assets was $1.8 million and $1.8 million, respectively, and the accumulated amortization was $744,000 and $368,000, respectively. Amortization expense related to other intangible assets for 2004, 2003, and 2002, was $376,000, $353,000, and $15,000, respectively.
      Amortization expense for the five succeeding years is as follows (in thousands):

2005	$369
2006	369
2007	356
2008	8
2009	—

Total amortization expense	$1,102

13.     Commitments and Contingencies
      The Company has certain operating lease agreements for its offices and equipment. A majority of the Company’s lease agreements contain renewal options and rent escalation clauses. At December 31, 2004, future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

2005	$2,264
2006	1,824
2007	1,402
2008	1,227
2009	1,092
Thereafter	3,889

Total minimum lease commitments	$11,698

      Rent expense for the year ended December 31, 2004, 2003, and 2002, amounted to $3.3 million, $3.2 million, and $3.1 million, respectively.
      On December 3, 2003, the Company entered into a Development Agreement with an unaffiliated third party for the construction of its new corporate headquarters on land currently owned by the Company for a contract price of $11.0 million. On December 6, 2004, the Company moved its corporate headquarters to this new location. Refer to Note 19 — Subsequent Events for further discussion in regard to the building construction.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 6, 2003, the Company entered into a Guaranty Agreement with a bank. The Company is guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, the Company is obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for the Company’s guaranty, the president and member of the insurance agency pledged 100% of the common shares of two other insurance agencies that he wholly owns. In the event of default on the term loan by the insurance agency, the Company has the right to sell any or all of the pledged insurance agencies’ common shares and use the proceeds from the sale to recover any amounts paid under the guaranty agreement. Any excess proceeds would be paid to the shareholder. As of December 31, 2004, no liability has been recorded with respect to the Company’s obligations under the guaranty agreement, since no premium exists in excess of the guaranteed amount.
      Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from insolvency funds were $784,000, $783,000, and $1.6 million, respectively, for 2004, 2003, and 2002. Most of these payments are recoverable through future policy surcharges and premium tax reductions.
      The Company’s Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. Total assessments paid to all such facilities were $2.3 million, $2.4 million, and $2.8 million, respectively, during 2004, 2003, and 2002.
      The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, the Company has established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with SFAS No. 5, “Accounting for Contingencies,” if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable, an accrual for the costs to resolve these claims is recorded by the Company in its consolidated balance sheets. Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income. Management, with the assistance of outside counsel, adjusts such provisions from time-to-time according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate, will have a material adverse effect on the Company’s financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Sale-leaseback Transaction
      In July 2004, the Company entered into an agreement with an unaffiliated third party to sell its property at 12641 East 116th Street, Cerritos, California, owned by Savers and subsequently leaseback the property to Meadowbrook, Inc. There were no future commitments, obligations, provisions, or circumstances included in either the sale contract or the lease contract that would result in the Company’s continuing involvement; therefore, the assets associated with the property were removed from the Company’s consolidated balance sheets.
      The sale proceeds were $2.9 million and the net book value of the property was $1.9 million. Direct costs associated with the transaction were $158,000. In conjunction with the sale, a deferred gain of $880,000 was recorded and will be amortized over the ten-year term of the operating lease. At December 31, 2004, the Company had a deferred gain of $836,000 on the consolidated balance sheet in “Other Liabilities”. Total amortization of the gain for 2004 was $44,000.
15.     Related Party Transactions
      At December 31, 2004 and 2003, respectively, the Company held an $868,125 and $885,794 note receivable, including $207,335 of accrued interest at December 31, 2004, from an executive officer of the Company. Accrued interest at December 31, 2003 was $225,005. This note arose from a transaction in late 1998 in which the Company loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note bears interest equal to the Company’s borrowing rate and is due on demand any time after January 1, 2002. The loan is partially collateralized by 64,718 shares of the Company’s common stock under a stock pledge agreement. For the years ended December 31, 2004 and 2003, $42,000 and $3,500, respectively, have been paid against the loan. As of December 31, 2004, the cumulative amount that has been paid against this loan was $45,500.
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
      On December 3, 2003, the Company entered into a Development Agreement with an unaffiliated third party for the construction of its new corporate headquarters located in Southfield, Michigan. The developer used a real estate consulting firm whose principal is the son-in-law of the Company’s Chairman. This firm was paid approximately $240,000 by the developer, for its consulting work during the construction of the new building.
      On December 4, 2003, the Company entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of 4.5 acres of land located adjacent to the Company’s new headquarters. In connection with this transaction, the Company executed an Exclusive Sale/ Lease Agency Agreement (“Agreement”)

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the same real estate consultant, whereby will serve as the real estate broker for the sale of the land. Under the Agreement, the real estate consultant will be paid a five percent commission (approximately $105,800) of the sales price. The sale price is approximately $2.1 million.
      In July 2004, the Company entered into an agreement with an unaffiliated third party to sell its property at 12641 East 116th Street, Cerritos, California. Refer to Note 14 — Sale-Leaseback Transaction for further information regarding this transaction. The real estate consulting firm described above was also used for this transaction. This firm received total commissions of $73,550, in relation to this transaction.
      In addition, the real estate consultant was paid a total of $23,698 in 2004 for real estate consulting services relating to the Company’s relocation and leasing of its Montgomery, Alabama and Grand Rapids, Michigan offices.
      The amounts paid to the above mentioned real estate consultant related to these transactions were reviewed and approved by the Finance and Governance and Nominating Committees, as well as the Board of Directors and are commensurate with current market prices for such services.
16.     Employee Benefit Plans
      Company employees over the age of 20 1/2 who have completed six months of service are eligible for participation in The Meadowbrook, Inc. 401(k) Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan provides for matching contributions and/or profit sharing contributions at the discretion of the Board of Directors of Meadowbrook, Inc. In 2004, 2003, and 2002, the matching contributions were $600,000, $513,000, and $416,000, respectively. There were no profit sharing contributions in 2004, 2003, and 2002.

17.	Fair Value of Financial Instruments
      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires companies to disclose the fair value information about their financial instruments. This standard excludes certain insurance related financial assets and liabilities and all nonfinancial instruments from its disclosure requirements.
      Due to the short-term nature of cash and cash equivalents, premiums and agent balances receivable and accrued interest, their estimated fair value approximates their carrying value. Since debt and equity securities are recorded in the financial statements at their estimated fair market value as securities available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, their carrying value is their estimated fair value. The senior debentures, junior subordinated debentures, and the lines of credit bear variable rate interest, so their estimated fair value approximates their carrying value.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited)
      The following is a summary of unaudited quarterly results of operations for 2004 and 2003 (in thousands, except per share and ratio data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2004:
Gross premiums written	$81,054	$70,871	$79,234	$82,334
Net premiums written	62,951	53,025	56,303	61,682
Net premiums earned	49,713	53,083	52,963	58,734
Net commissions and fees	11,281	8,844	12,669	7,741
Net investment income and realized gains/losses	3,477	3,515	3,836	4,422
Net losses and LAE incurred	32,509	32,826	31,829	38,774
Policy acquisition and other underwriting expenses	7,546	8,870	8,169	8,839
Other administrative expenses	6,096	6,469	6,802	6,597
Salaries and employee benefits	12,808	12,325	14,284	12,880
Interest expense	315	528	686	752
Net income	3,232	2,820	5,252	2,757
Diluted earnings per share	$0.11	$0.10	$0.18	$0.09
GAAP combined ratio(1)	102.0%	101.2%	99.5%	102.6%
2003:
Gross premiums written	$68,789	$56,220	$65,839	$62,432
Net premiums written	51,802	40,177	50,568	47,280
Net premiums earned	27,384	36,230	40,187	47,404
Net commissions and fees	13,356	11,271	10,803	9,861
Net investment income and realized gains/losses	3,558	3,951	3,496	3,302
Net losses and LAE incurred	17,186	24,109	26,357	30,820
Policy acquisition and other underwriting expenses	3,745	5,993	5,995	7,873
Other administrative expenses	6,660	4,940	5,623	6,009
Salaries and employee benefits	11,932	11,868	12,372	12,066
Interest expense	237	212	207	321
Net income	2,756	2,679	2,500	2,164
Diluted earnings per share	$0.09	$0.09	$0.09	$0.07
GAAP combined ratio(1)	105.4%	106.4%	103.4%	103.1%

(1)	Management uses the GAAP combined ratio and its components to assess and benchmark underwriting performance. The GAAP combined ratio is the sum of the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio. The GAAP loss and loss adjustment expense ratio is the unconsolidated net incurred loss and loss adjustment expense in relation to net earned premium. The GAAP expense ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium.

19.	Subsequent Events
      The Company relocated to its new headquarters on December 6, 2004, under a temporary certificate of occupancy. The Company had a due diligence period of thirty days in which the Company had the ability to identify and have the developer resolve any conditions or defects that required adjustments prior to settlement. The Company closed on January 19, 2005, with a cash settlement of $11.6 million. Accordingly, the Company

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded the building and a corresponding accrued liability as of December 31, 2004. Total depreciation expense during 2005 is expected to increase approximately $300,000. In addition, related other administrative expenses are expected to increase approximately $530,000. These increases will be offset by a decrease in other administrative expenses as a result of the expiration of the former corporate headquarters lease.

SCHEDULE I
MEADOWBROOK INSURANCE GROUP, INC.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2004

			Amount at
			Which
			Shown in
			the Balance
Type of Investment	Cost	Value	Sheet

	(In thousands)
Fixed Maturities:
US government and government agencies and authorities	$56,492	$57,438	$57,438
States and political subdivisions	104,009	105,595	105,595
Corporate securities	99,784	104,151	104,151
Mortgage-backed securities	64,681	65,058	65,058

Total Fixed Maturities	324,966	332,242	332,242
Equity Securities:
Preferred stocks	—	—	—
Common stocks	—	39	39

Total Equity Securities	—	39	39

Total Investments	$324,966	$332,281	$332,281

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
BALANCE SHEET

	December 31,

	2004	2003

ASSETS
Cash and cash equivalents	$5,755,167	$647,733
Investment in subsidiaries	200,029,364	175,798,461
Goodwill	3,023,828	3,023,828
Other assets	18,721,523	2,930,989

Total assets	$227,529,882	$182,401,011

LIABILITIES
Other liabilities	$12,608,390	$217,969
Payable to subsidiaries	3,056,911	2,759,633
Debt	9,044,146	14,000,000
Debentures	35,310,000	10,310,000

Total liabilities	60,019,447	27,287,602

SHAREHOLDERS’ EQUITY
Common stock	290,748	290,224
Additional paid-in capital	126,084,545	125,181,162
Retained earnings	37,175,383	23,069,541
Note receivable from officer	(868,125)	(885,794)
Unrealized appreciation on available for sale securities	4,827,884	7,458,276

Total shareholders’ equity	167,510,435	155,113,409

Total liabilities and shareholders’ equity	$227,529,882	$182,401,011

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
INCOME STATEMENT

	For the Years Ended December 31,

	2004	2003	2002

Revenue	$466,281	$216,093	$277,599
Operating expenses:
Interest expense	2,368,725	1,060,810	3,102,988
Gain on debt reduction	—	—	(359,029)
Other expenses	2,897,941	1,374,558	1,065,627

Total operating expenses	5,266,666	2,435,368	3,809,586

Loss before income taxes and subsidiary equity	(4,800,385)	(2,219,275)	(3,531,987)
Federal and state income tax benefit	(1,906,101)	(828,597)	(1,351,813)

Loss before subsidiary equity earnings	(2,894,284)	(1,390,678)	(2,180,174)
Subsidiary equity earnings	16,955,019	11,490,030	3,830,268

Net income	$14,060,735	$10,099,352	$1,650,094

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2004	2003	2002

Net income	$14,060,735	$10,099,352	$1,650,094
Other comprehensive (loss) income, net of tax:
Unrealized(losses)gains on securities:	(2,362,996)	(814,673)	5,888,375
Deconsolidation of subsidiary	(45,106)	—	—
Less: reclassification adjustment for gains included in net income	(222,290)	(199,668)	(489,227)

Other comprehensive (loss) income	(2,630,392)	(1,014,341)	5,399,148

Comprehensive income	$11,430,343	$9,085,011	$7,049,242

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

Net cash (used in) provided by operating activities:	$(4,488,410)	$15,404,217	$(63,694)

Cash Flow from Investing Activities:
Purchase of land	—	(3,228,335)	—
Dividends from subsidiaries	3,678,052	—	—
Investment in subsidiaries	(13,539,222)	(6,271,665)	(37,500,000)

Net cash used in investing activities	(9,861,170)	(9,500,000)	(37,500,000)

Cash Flow from Financing Activities:
Proceeds from borrowings	3,744,146	8,800,000	8,300,000
Principal payments on borrowings	(8,700,000)	(22,350,000)	(30,869,709)
Net proceeds from public offering	—	—	60,516,184
Net proceeds from issuance of debentures	24,250,000	9,700,000	—
Issuance of common stock	145,198	—	—
Retirement of common stock	—	(1,562,623)	(454,878)
Other financing activities	17,670	6,261	(31,246)

Net cash provided by (used in) financing activities	19,457,014	(5,406,362)	37,460,351

Increase (decrease) in cash and cash equivalents	5,107,434	497,855	(103,343)
Cash and cash equivalents, beginning of year	647,733	149,878	253,221

Cash and cash equivalents, end of year	$5,755,167	$647,733	$149,878

SCHEDULE III
MEADOWBROOK INSURANCE GROUP, INC.
SUPPLEMENTARY INSURANCE INFORMATION
December 31, 2004
(In thousands)

Future Policy
		Benefits, Losses,		Other Policy
	Deferred Policy	Claims & Loss	Unearned	Claims & Benefits	Premium
	Acquisition Costs	Expenses	Premium	Payable	Revenue

Speciality Risk Management Operations	$25,167	$378,157	$134,302	—	$214,493
Agency Operations	—	—	—	—	—
Reconciling Items	—	—	—	—	—

	$25,167	$378,157	$134,302	—	$214,493

		Benefits, Claims,
	Net	Losses &	Amortization of	Other
	Investment	Settlement	Deferred Policy	Operating	Premium
	Income	Expenses	Acquisition Costs	Expenses	Written

Speciality Risk Management Operations	$14,887	$135,938	$25,280	$83,978	$233,961
Agency Operations	—	—	—	8,805	—
Reconciling Items	24	—	—	(4,097)	—

	$14,911	$135,938	$25,280	$88,686	$233,961

SCHEDULE III
MEADOWBROOK INSURANCE GROUP, INC.
SUPPLEMENTARY INSURANCE INFORMATION
December 31, 2003
(In thousands)

Future Policy
		Benefits, Losses,		Other Policy
	Deferred Policy	Claims & Loss	Unearned	Claims &	Premium
	Acquisition Costs	Expenses	Premium	Benefits Payable	Revenue

Specialty Risk Management Operations	$19,564	$339,465	$109,677	—	$151,205
Agency Operations	—	—	—	—	—
Reconciling Items	—	—	—	—	—

	$19,564	$339,465	$109,677	—	$151,205

		Benefits, Claims,
	Net	Losses &	Amortization of	Other
	Investment	Settlement	Deferred Policy	Operating	Premium
	Income	Expenses	Acquisition Costs	Expenses	Written

Speciality Risk Management Operations	$13,471	$98,472	$18,202	$73,121	$189,827
Agency Operations	—	—	—	8,009	—
Reconciling Items	13	—	—	(3,279)	—

	$13,484	$98,472	$18,202	$77,851	$189,827

SCHEDULE III
MEADOWBROOK INSURANCE GROUP, INC.
SUPPLEMENTARY INSURANCE INFORMATION
December 31, 2002
(In thousands)

Future Policy
		Benefits, Losses,		Other Policy
	Deferred Policy	Claims & Loss	Unearned	Claims &	Premium
	Acquisition Costs	Expenses	Premium	Benefits Payable	Revenue

Speciality Risk Management Operations	$12,140	$374,933	$68,678	—	$145,383
Agency Operations	—	—	—	—	—
Reconciling Items	—	—	—	—	—

	$12,140	$374,933	$68,678	—	$145,383

		Benefits, Claims,
	Net	Losses &	Amortization of	Other
	Investment	Settlement	Deferred Policy	Operating	Premium
	Income	Expenses	Acquisition Costs	Expenses	Written

Speciality Risk Management Operations	$13,906	$98,734	$25,234	$60,462	$139,795
Agency Operations	—	—	—	7,778	—
Reconciling Items	52	—	—	3,032	—

	$13,958	$98,734	$25,234	$71,272	$139,795

SCHEDULE IV
MEADOWBROOK INSURANCE GROUP, INC.
REINSURANCE
For the Years Ended December 31,
(In thousands)

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

Property and Liability Insurance
2004	$247,169	$74,375	$41,699	$214,493	19.44%
2003	$198,991	$61,076	$13,290	$151,205	8.79%
2002	$195,186	$63,578	$13,775	$145,383	9.47%

SCHEDULE V
MEADOWBROOK INSURANCE GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 31,
(In thousands)

		Additions
				Deductions
	Balance at	Charged to	Charged to	from	Balance at
	Beginning	Costs and	Other	Allowance	End of
	of Period	Expense	Accounts	Account	Period

Allowance for doubtful accounts
2004	$4,651	$822	—	$1,137	$4,336
2003	$4,747	$2,724	—	$2,820	$4,651
2002	$4,932	$1,707	—	$1,892	$4,747

SCHEDULE VI
MEADOWBROOK INSURANCE GROUP, INC.
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND
CASUALTY INSURANCE OPERATIONS

	For the Years Ended December 31,
	(in thousands)

		Reserves for
	Deferred	Losses and	Discount, if any,
	Policy	Loss	deducted from		Net	Net
	Acquisition	Adjustment	previous	Unearned	Premiums	Investment
Affiliation with Registrant	Costs	Expenses(2)	column(1)	Premiums(2)	Earned	Income

(a)Consolidated Property and Casualty Subsidiaries
2004	$25,167	$378,157	$—	$134,302	$214,493	$14,887
2003	$19,564	$339,465	$—	$109,677	$151,205	$13,471
2002	$12,140	$374,933	$—	$68,678	$145,383	$13,906

	Losses and loss		Amortization of	Paid losses
	adjustment expenses		deferred policy	and loss	Net
			acquisition	adjustment	Premiums
	Current Year	Prior Years	expenses	expenses	Written

2004	$131,409	$4,529	$25,280	$97,972	$233,961
2003	$95,565	$2,907	$18,202	$99,569	$189,827
2002	$92,644	$6,090	$25,234	$104,271	$139,795

(1)	The Company does not employ any discounting techniques.

(2)	Reserves for losses and loss adjustment expenses are shown gross of $151.2 million, $147.4 million and $181.8 million of reinsurance recoverable on unpaid losses in 2004, 2003 and 2002, respectively. Unearned premiums are shown gross of ceded unearned premiums of $26.1 million, $20.5 million and $18.1 million in 2004, 2003 and 2002, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
Exhibit Index

Exhibit		Filing
No.	Description	Basis

3.1	Amended and Restated Articles of Incorporation of the Company	(7)
3.2	Amended and Restated Bylaws of the Company	(1)
4.1	Warrant Agreement By and Between Meadowbrook Insurance Group, Inc. and Freidman, Billings, Ramsey & Co., Inc. dated June 11, 2002	(8)
4.2	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003	(10)
10.1	Meadowbrook Insurance Group, Inc. Amended and Restated 1995 Stock Option Plan	(12)
10.2	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994	(1)
10.3	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement	(4)
10.4	Subordinated Promissory Note, Guaranty, and Agreement between Meadowbrook Insurance Group, Inc. and Atlantic Mutual Insurance Company dated as of July 27, 2000	(5)
10.5	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan	(12)
10.6	Form of Management Services Agreement by and between Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., and Star Insurance Company, Williamsburg National Insurance Co., Ameritrust Insurance Corporation, American Indemnity Insurance Company, Ltd., and Preferred Insurance Company, Ltd., respectively, each dated January 1, 2003	(9)
10.7	Management Services Agreement by and between Savers Property and Casualty Insurance Company and Meadowbrook, Inc., dated January 1, 2003	(9)
10.8	Agency Agreement by and between Meadowbrook, Inc., Preferred Insurance Agency, Inc., TPA Insurance Agency, Inc., Preferred Comp Insurance Agency of New Hampshire, TPA Insurance Agency of New Hampshire, Inc., Meadowbrook of Nevada, Inc., d/b/a Meadowbrook Insurance Services, Meadowbrook of Florida, Inc., Association Self-Insurance Services, Inc., Commercial Carriers Insurance Agency, Inc., and Star Insurance Company, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation, dated January 1, 2003	(9)
10.9	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust I, and Dekania CDO I, Ltd., dated September 30, 2003	(10)
10.10	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees Named Herein, dated September 30, 2003	(10)
10.11	Guaranty Agreement between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003	(10)
10.12	Guaranty Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated June 6, 2003	(11)
10.13	Development Agreement between Meadowbrook Insurance Group, Inc. and Kirco Development LLC, dated December 3, 2003	(11)
10.14	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2004	(11)
10.15	Employment Agreement between the Company and Merton J. Segal, dated January 1, 2004	(11)
10.16	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2004	(11)

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit		Filing
No.	Description	Basis

10.17	Tri-Party Agreement between Meadowbrook Insurance Group, Inc., Kirco Development LLC, and Standard Federal Bank N.A., dated March 24, 2004	(14)
10.18	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan	(15)
10.19	Purchase and Sale Agreement between Kirco Acquisition LLC and Meadowbrook Insurance Group, Inc., dated December 4, 2003	(15)
10.20	Standard Offer Agreement and Escrow Instructions for Purchase of Real Estate, dated April 26, 2004	(15)
10.21	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004	(15)
10.22	Amended and Restated Loan and Security Agreement between Liberty Premium Finance, Inc., and Comerica Bank, dated May 7, 2004	(15)
10.23	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated May 26, 2004	(15)
10.24	First Amendment to Purchase and Sale Agreement between Kirco Acquisition LLC and Meadowbrook Insurance Group, Inc., dated July 15, 2004	(15)
10.25	Land Contract between Meadowbrook Insurance Group, Inc. and MB Center II LLC, dated July 15, 2004	(15)
10.26	Addendum 1 to the Management Services Agreement between Meadowbrook, Inc., and the Department of Insurance of the State of Missouri, dated April 1, 2004	(16)
10.27	Loan Agreement by and between Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Star Insurance Company, Williamsburg National Insurance Company, Meadowbrook Insurance Group, Inc., and Meadowbrook, Inc., dated September 1, 2004
10.28	Credit Agreement among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004	(13)
10.29	Revolving Note among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004	(13)
10.30	Security Agreement among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004	(13)
10.31	Form of Nonqualified Stock Option Agreement under the Meadowbrook Insurance Group, Inc., Stock Option Plan, dated February 21, 2003
10.32	Lease Agreement between Meadowbrook Insurance Group, Inc. and Meadowbrook, Inc., dated December 6, 2004
10.33	Master Lease Agreement between LaSalle National Leasing Corporation and Meadowbrook Insurance Group, Inc., dated December 30, 2004
10.34	Promissory Note between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005
10.35	Commercial Mortgage between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005
10.36	Assignment of Leases and Rents between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005
10.37	Form of At-Will Employment and Severance Agreement by and among Meadowbrook, Inc., Meadowbrook Insurance Group, Inc., and Karen M. Spaun, Stephen Belden, Gregory L. Wilde, Robert C. Spring, Archie S. McIntyre, Arthur C. Pletz, Randolph W. Fort, Angelo L. Williams, Susan L. Cubbin, Kenn R. Allen and John Wallis, dated January 1, 2005
10.38	Amendment to Demand Note Addendum among the Company and Robert S. Cubbin and Kathleen D. Cubbin, dated February 17, 2005

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit		Filing
No.	Description	Basis

10.39	Amendment to Employment Agreement between the Company and Merton J. Segal, dated April 1, 2005
14	Compliance Program/Code of Conduct
21	List of Subsidiaries
23	Consent of Independent Accountants
24	Power of Attorney
28.1	Star Insurance Company’s 2004 Schedule P	(2)
28.2	Savers Property & Casualty Insurance Company’s 2004 Schedule P	(2)
28.3	Williamsburg National Insurance Company’s 2004 Schedule P	(2)
28.4	Ameritrust Insurance Corporation’s 2004 Schedule P	(2)
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Chief Financial Officer of the Corporation
99.1	Rights Agreement, dated as of September 30, 1999, by and between Meadowbrook Insurance Group, Inc. and First Chicago Trust Company of New York, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	(3)

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Submitted in paper format under separate cover; see Form SE filing.

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A filed with the Securities and Exchange Commission on October 12, 1999.

(4)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(5)	Filed as Exhibit to Form 10-K for the year ending December 31, 2000.

(6)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2002 Proxy Statement.

(7)	Filed as Exhibit to Form 10-Q for the period ending March 31, 2002.

(8)	Filed as Exhibit to Amendment No. 1 to Registration Statement on Form S-2 (Registration No. 333-86548) filed on May 10, 2002.

(9)	Filed as Exhibit to Form 10-K for the year ending December 31, 2002.

(10)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2003.

(11)	Filed as Exhibit to Form 10-K for the year ending December 31, 2003

(12)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2004 Proxy Statement.

(13)	Filed as Exhibit to Current Report on Form 8-K filed on November 18, 2004.

(14)	Filed as Exhibit to Form 10-Q for the period ending March 31, 2004.

(15)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2004.

(16)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2004.

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
Dated: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

** Merton J. Segal	Chairman and Director	March 16, 2005

Robert S. Cubbin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

** Joseph S. Dresner	Director	March 16, 2005

** Hugh W. Greenberg	Director	March 16, 2005

** Florine Mark	Director	March 16, 2005

** Ralph Milo	Director	March 16, 2005

** Robert H. Naftaly	Director	March 16, 2005

** David K. Page	Director	March 16, 2005

** Robert W. Sturgis	Director	March 16, 2005

Signature	Title	Date

** Irvin F. Swider, Sr.	Director	March 16, 2005

** Bruce E. Thal	Director	March 16, 2005

** Herbert Tyner	Director	March 16, 2005

**By: Robert S. Cubbin, Attorney-in-fact