Form 10-K/A
period 2004-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2005-04-25
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

ITEM 9A. CONTROLS AND PROCEDURES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
Consent of Independent Accountants, Dated April 25, 2005
Certification of Robert S. Cubbin, Chief Executive Officer Pursuant to Rule 13a-14(a)
Certification of Karen M. Spaun, Chief Financial Officer Pursuant to Rule 13a-14(a)

EXPLANATORY NOTE

     In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), Meadowbrook Insurance Group, Inc. (the “Company”) did not include within Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Report”) management’s evaluation of disclosure controls and procedures, as required by Item 307 of Regulation S-K, as well as, both the annual report of its management on internal control over financial reporting, as required by Item 308(a) of Regulation S-K and the related report of the Company’s independent registered public accounting firm on management’s assessment and the effectiveness of internal control over financial reporting, as required by Item 308(b) of Regulation S-K. In addition, the Company did not include within Item 9A of the Original Report changes in internal control over financial reporting, as required by Item 308(c) of Regulation S-K. The Company is filing this Amendment No. 1 to Annual Report on Form 10-K (the “Amendment”) to provide the information that was not included in Item 9A of the Original Report, as well as to include a revised Consent of Independent Registered Public Accounting Firm as a result of the above revisions. As a result of this Amendment, the Company is also filing as exhibits to this Amendment No. 1 to Form 10-K the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment No. 1 to Form 10-K, the Company is not including the certifications, pursuant to Section 906 Sarbanes-Oxley Act of 2002.

     No other information is being amended by this Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

     Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

     As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to us is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Management’s Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on our assessment, we concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.

     Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited our consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the three month period ended December 31, 2004, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

In our opinion management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that Meadowbrook Insurance Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) is fairly stated, in all material respects, based on those criteria. Also, in our opinion, Meadowbrook Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and in our opinion dated March 16, 2005 we expressed an unqualified opinion thereon.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
April 20, 2005

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit		Filing
No.	Description	Basis

3.1	Amended and Restated Articles of Incorporation of the Company	(7)

3.2	Amended and Restated Bylaws of the Company	(1)

4.1	Warrant Agreement By and Between Meadowbrook Insurance Group, Inc. and Freidman, Billings, Ramsey & Co., Inc. dated June 11, 2002	(8)

4.2	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(10)

10.1	Meadowbrook Insurance Group, Inc. Amended and Restated 1995 Stock Option Plan	(12)

10.2	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994	(1)

10.3	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement	(4)

10.4	Subordinated Promissory Note, Guaranty, and Agreement between Meadowbrook Insurance Group, Inc. and Atlantic Mutual Insurance Company dated as of July 27, 2000	(5)

10.5	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan	(12)

10.6	Form of Management Services Agreement by and between Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., and Star Insurance Company, Williamsburg National Insurance Co., Ameritrust Insurance Corporation, American Indemnity Insurance Company, Ltd., and Preferred Insurance Company, Ltd., respectively, each dated January 1, 2003.	(9)

10.7	Management Services Agreement by and between Savers Property and Casualty Insurance Company and Meadowbrook, Inc., dated January 1, 2003.	(9)

10.8	Agency Agreement by and between Meadowbrook, Inc., Preferred Insurance Agency, Inc., TPA Insurance Agency, Inc., Preferred Comp Insurance Agency of New Hampshire, TPA Insurance Agency of New Hampshire, Inc., Meadowbrook of Nevada, Inc., d/b/a Meadowbrook Insurance Services, Meadowbrook of Florida, Inc., Association Self-Insurance Services, Inc., Commercial Carriers Insurance Agency, Inc., and Star Insurance Company, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation, dated January 1, 2003.	(9)

10.9	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust I, and Dekania CDO I, Ltd., dated September 30, 2003.	(10)

10.10	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees Named Herein, dated September 30, 2003.	(10)

10.11	Guaranty Agreement between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(10)

10.12	Guaranty Agreement between Meadowbrook Insurance Group, Inc. and Comerica Bank, dated June 6, 2003.	(11)

10.13	Development Agreement between Meadowbrook Insurance Group, Inc. and Kirco Development LLC, dated December 3, 2003.	(11)

10.14	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2004.	(11)

10.15	Employment Agreement between the Company and Merton J. Segal, dated January 1, 2004.	(11)

10.16	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2004.	(11)

Exhibit		Filing
No.	Description	Basis
10.17	Tri-Party Agreement between Meadowbrook Insurance Group, Inc., Kirco Development LLC, and Standard Federal Bank N.A., dated March 24, 2004.	(14)

10.18	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan.	(15)

10.19	Purchase and Sale Agreement between Kirco Acquisition LLC and Meadowbrook Insurance Group, Inc., dated December 4, 2003.	(15)

10.20	Standard Offer Agreement and Escrow Instructions for Purchase of Real Estate, dated April 26, 2004.	(15)

10.21	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004.	(15)

10.22	Amended and Restated Loan and Security Agreement between Liberty Premium Finance, Inc., and Comerica Bank, dated May 7, 2004.	(15)

10.23	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated May 26, 2004.	(15)

10.24	First Amendment to Purchase and Sale Agreement between Kirco Acquisition LLC and Meadowbrook Insurance Group, Inc., dated July 15, 2004.	(15)

10.25	Land Contract between Meadowbrook Insurance Group, Inc. and MB Center II LLC, dated July 15, 2004.	(15)

10.26	Addendum 1 to the Management Services Agreement between Meadowbrook, Inc., and the Department of Insurance of the State of Missouri, dated April 1, 2004	(16)

10.27	Loan Agreement by and between Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Star Insurance Company, Williamsburg National Insurance Company, Meadowbrook Insurance Group, Inc., and Meadowbrook, Inc., dated September 1, 2004.	(17)

10.28	Credit Agreement among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004.	(13)

10.29	Revolving Note among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004.	(13)

10.30	Security Agreement among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004.	(13)

10.31	Form of Nonqualified Stock Option Agreement under the Meadowbrook Insurance Group, Inc., Stock Option Plan, dated February 21, 2003.	(17)

10.32	Lease Agreement between Meadowbrook Insurance Group, Inc. and Meadowbrook, Inc., dated December 6, 2004.	(17)

10.33	Master Lease Agreement between LaSalle National Leasing Corporation and Meadowbrook Insurance Group, Inc., dated December 30, 2004.	(17)

10.34	Promissory Note between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(17)

10.35	Commercial Mortgage between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(17)

10.36	Assignment of Leases and Rents between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(17)

Exhibit		Filing
No.	Description	Basis
10.37	Form of At-Will Employment and Severance Agreement by and among Meadowbrook, Inc., Meadowbrook Insurance Group, Inc., and Karen M. Spaun, Stephen Belden, Gregory L. Wilde, Robert C. Spring, Archie S. McIntyre, Arthur C. Pletz, Randolph W. Fort, Angelo L. Williams, Susan L. Cubbin, Kenn R. Allen and John Wallis, dated January 1, 2005.	(17)

10.38	Amendment to Demand Note Addendum among the Company and Robert S. Cubbin and Kathleen D. Cubbin, dated February 17, 2005.	(17)

10.39	Amendment to Employment Agreement between the Company and Merton J. Segal, dated April 1, 2005.	(17)

14	Compliance Program / Code of Conduct	(17)

21	List of Subsidiaries	(17)

23	Consent of Independent Accountants, dated March 16, 2005.	(17)

23.1	Consent of Independent Accountants, dated April 25, 2005	*

24	Power of Attorney	(17)

28.1	Star Insurance Company’s 2004 Schedule P	(2)

28.2	Savers Property & Casualty Insurance Company’s 2004 Schedule P	(2)

28.3	Williamsburg National Insurance Company’s 2004 Schedule P	(2)

28.4	Ameritrust Insurance Corporation’s 2004 Schedule P	(2)

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a), dated March 16, 2005.	(17)

31.2	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a), dated March 16, 2005.	(17)

31.3	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a), dated April 25, 2005.	*

31.4	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a), dated April 25, 2005	*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.	(17)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Chief Financial Officer of the Corporation.	(17)

99.1	Rights Agreement, dated as of September 30, 1999, by and between Meadowbrook Insurance Group, Inc. and First Chicago Trust Company of New York, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	(3)

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Submitted in paper format under separate cover; see Form SE filing.

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A filed with the Securities and Exchange Commission on October 12, 1999.

(4)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(5)	Filed as Exhibit to Form 10-K for the year ending December 31, 2000.

(6)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2002 Proxy Statement.

(7)	Filed as Exhibit to Form 10-Q for the period ending March 31, 2002.

(8)	Filed as Exhibit to Amendment No. 1 to Registration Statement on Form S-2 (Registration No. 333-86548) filed on May 10, 2002.

(9)	Filed as Exhibit to Form 10-K for the year ending December 31, 2002.

(10)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2003.

(11)	Filed as Exhibit to Form 10-K for the year ending December 31, 2003

(12)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2004 Proxy Statement.

(13)	Filed as Exhibit to Current Report on Form 8-K filed on November 18, 2004.

(14)	Filed as Exhibit to Form 10-Q for the period ending March 31, 2004.

(15)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2004.

(16)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2004.

(17)	Filed on March 16, 2005, as Exhibit to Form 10-K for the period ending December 31, 2004.

* Filed herewith

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

Dated: April 25, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

** Merton J. Segal	Chairman and Director	April 25, 2005

/s/ ROBERT S. CUBBIN Robert S. Cubbin	President, Chief Executive Officer and Director (Principal Executive Officer)	April 25, 2005

** Joseph S. Dresner	Director	April 25, 2005

** Hugh W. Greenberg	Director	April 25, 2005

** Florine Mark	Director	April 25, 2005

** Ralph Milo	Director	April 25, 2005

** Robert H. Naftaly	Director	April 25, 2005

** David K. Page	Director	April 25, 2005

** Robert W. Sturgis	Director	April 25, 2005

** Irvin F. Swider, Sr.	Director	April 25, 2005

** Bruce E. Thal	Director	April 25, 2005

** Herbert Tyner	Director	April 25, 2005

**By:	/s/ ROBERT S. CUBBIN

Robert S. Cubbin,
Attorney-in-fact

EXHIBIT INDEX

Exhibit
No.	Description

23.1	Consent of Independent Accountants, dated April 25, 2005.

31.3	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a), dated April 25, 2005.

31.4	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a), dated April 25, 2005