Form 10-Q
period 2005-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2005-05-10
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14094
Meadowbrook Insurance Group, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-2626206
(State of Incorporation)	(IRS Employer Identification No.)
26255 American Drive, Southfield, Michigan 48034
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
      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 3, 2005 was 28,997,182.

PART 1 — FINANCIAL INFORMATION

ITEM 1	Financial Statements
MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands,
	except share data)
Revenues
Premiums earned
Gross	$80,806	$66,178
Ceded	(20,019)	(16,465)

Net earned premiums	60,787	49,713
Net commissions and fees	10,099	11,281
Net investment income	4,091	3,597
Net realized losses	(114)	(120)

Total revenues	74,863	64,471

Expenses
Losses and loss adjustment expenses	56,342	51,414
Reinsurance recoveries	(19,208)	(18,905)

Net losses and loss adjustment expenses	37,134	32,509
Salaries and employee benefits	12,605	12,808
Policy acquisition and other underwriting expenses	10,822	7,546
Other administrative expenses	7,785	6,096
Interest expense	773	315

Total expenses	69,119	59,274

Income before taxes and equity earnings	5,744	5,197

Federal and state income tax expense	1,952	1,988
Equity (losses) earnings, of affiliates	(49)	23

Net income	$3,743	$3,232

Earnings Per Share
Basic	$0.13	$0.11
Diluted	$0.13	$0.11
Weighted average number of common shares
Basic	29,072,619	29,025,509
Diluted	29,481,870	29,395,208
The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three
	Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands)
Net income	$3,743	$3,232
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities	(4,463)	1,734
Less: reclassification adjustment for losses included in net income	77	73

Other comprehensive income, net of tax	(4,386)	1,807

Comprehensive (loss) income	$(643)	$5,039

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands,
	except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $361,728 and $324,966)	$362,397	$332,242
Equity securities available for sale, at fair value (cost of $0)	—	39

Total investments	362,397	332,281
Cash and cash equivalents	49,860	69,875
Accrued investment income	4,393	4,331
Premiums and agent balances receivable, net	102,244	84,094
Reinsurance recoverable on:
Paid losses	15,388	17,908
Unpaid losses	162,747	151,161
Prepaid reinsurance premiums	28,059	26,075
Deferred policy acquisition costs	26,763	25,167
Deferred federal income taxes	17,265	14,956
Goodwill	28,997	28,997
Other assets	44,155	46,851

Total assets	$842,268	$801,696

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Losses and loss adjustment expenses	$398,866	$378,157
Unearned premiums	144,489	134,302
Debt	9,800	12,144
Debentures	35,310	35,310
Accounts payable and accrued expenses	48,375	38,837
Reinsurance funds held and balances payable	24,719	17,832
Payable to insurance companies	3,966	6,990
Other liabilities	9,965	10,614

Total liabilities	675,490	634,186

Commitments and contingencies (Note 6)
Shareholders’ Equity
Common stock, $0.01 stated value; authorized 50,000,000 shares; 29,017,682 and 29,074,832 shares issued and outstanding	290	290
Additional paid-in capital	126,043	126,085
Retained earnings	40,867	37,175
Note receivable from officer	(864)	(868)
Accumulated other comprehensive income	442	4,828

Total shareholders’ equity	166,778	167,510

Total liabilities and shareholders’ equity	$842,268	$801,696

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March, 31

	2005	2004

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$3,743	$3,232

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of other intangible assets	92	99
Amortization of deferred debenture issuance costs	38	11
Depreciation of furniture, equipment, and building	584	275
Net accretion of discount and premiums on bonds	581	318
Losses on sale of investments, net	136	110
Gain on sale of fixed assets	(22)	—
Stock-based employee compensation	14	27
Long term incentive plan expense	195	—
Deferred income tax benefit	(49)	(77)
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(18,150)	(10,882)
Reinsurance recoverable on paid and unpaid losses	(9,067)	(2,459)
Prepaid reinsurance premiums	(1,984)	(1,638)
Deferred policy acquisition costs	(1,596)	(2,946)
Other assets	2,894	1,571
Increase (decrease) in:
Losses and loss adjustment expenses	20,709	10,336
Unearned premiums	10,187	14,876
Payable to insurance companies	(3,024)	(4,020)
Reinsurance funds held and balances payable	6,887	1,212
Other liabilities	2,001	6,112

Total adjustments	10,426	12,925

Net cash provided by operating activities	14,169	16,157

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(114,889)	(38,582)
Proceeds from sales and maturities of debt securities available for sale	95,274	13,275
Proceeds from sales of equity securities available for sale	8	—
Capital expenditures	(11,734)	(835)
Purchase of books of business	(78)	(187)
Deconsolidation of subsidiary	—	(4,218)
Other investing activities	185	1,496

Net cash used in investing activities	(31,234)	(29,051)

Cash Flows From Financing Activities
Proceeds from lines of credit	—	4,947
Payment of lines of credit	(2,344)	(4,760)
Book overdraft	(254)	(445)
Issuance of common stock	5	22
Retirement of common stock	(308)	—
Other financing activities	(49)	5

Net cash used in by financing activities	(2,950)	(231)

Net decrease in cash and cash equivalents	(20,015)	(13,125)
Cash and cash equivalents, beginning of period	69,875	50,647

Cash and cash equivalents, end of period	$49,860	$37,522

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Summary of Significant Accounting Policies

Basis of Presentation and Management Representation
      The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation (which are collectively referred to as the “Insurance Company Subsidiaries”), and Preferred Insurance Company, Ltd. The consolidated financial statements also include Meadowbrook, Inc., Crest Financial Corporation, and their subsidiaries. In addition, the consolidated financial statements also include the equity earnings of the Company’s wholly owned unconsolidated subsidiaries, American Indemnity Insurance Company, Ltd. and Meadowbrook Capital Trust I.
      In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results expected for the full year.
      These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its annual report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2004.
      Certain amounts in the 2004 financial statements and notes to consolidated financial statements have been reclassified to conform to the 2005 presentation. These amounts specifically relate to state income tax expense and the allocation of corporate overhead to the Company’s agency operations segment. State income tax expense has been reclassified from income before taxes and equity earnings to federal and state income tax expense. The Company’s agency operations segment has been reclassified to include an allocation of corporate overhead. Refer to Note 7 — Segment Information for additional information.

Revenue Recognition
      Premiums written are recognized as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received and actuarial estimates. Certain premiums are subject to retrospective premium adjustments. Premiums are recognized over the term of the insurance policy.
      Fee income, which includes risk management consulting, loss control, and claims services, is recognized in the period the services are provided. Claims processing fees are recognized as revenue over the estimated life of the claims, or the estimated life of the contract. For those contracts that provide services beyond the expiration or termination of the contract, fees are deferred in an amount equal to management’s estimate of the Company’s obligation to continue to provide services.
      Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they were earned. Commission income is reported net of sub-producer commission expense. Commission and other adjustments are recorded when they occur and the Company maintains an allowance for estimated policy cancellations and commission returns. Profit sharing commissions from insurance companies are recognized when determinable, which is when such commissions are received.
      The Company reviews, on an ongoing basis, the collectibility of its receivables and establishes an allowance for estimated uncollectible accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Outstanding options of 625,002 and 1,036,796 for the periods ended March 31, 2005 and 2004, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 329,731 and 298,131 for the three months ended March 31, 2005 and 2004, respectively. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 79,520 and 71,568 for the three months ended March 31, 2005 and 2004, respectively.

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
      Prior to the adoption of SFAS No. 148, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25. Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date when both the number of shares the employee is entitled to receive, and the exercise price are known. Compensation expense, if any, resulting from stock options granted by the Company is determined based upon the difference between the exercise price and the fair market value of the underlying common stock at the date of grant. The Company’s Stock Option Plan requires the exercise price of the grants to be at the current fair market value of the underlying common stock.
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
      In 2004, the Company’s Board of Directors approved the adoption of a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period with the first performance period commencing January 1, 2004. At the end of the three-year performance period, and if the performance target is achieved, the Committee shall determine the amount of LTIP awards that are payable to participants in the LTIP. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a restricted stock award. If the Company achieves the three-year performance target, payment of the award would be made in three annual installments. The number of shares of Company’s common stock subject to the restricted stock award shall equal the dollar amount of one-half of the LTIP award divided by the fair market value of Company’s common stock on the first date of the performance period. The restricted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock awards shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Committee, as included in the LTIP. At March 31, 2005 and December 31, 2004, the Company had $1.7 million and $1.3 million accrued under the LTIP, respectively.
      If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for the three months ending March 31, 2005 and 2004 would be as follows (in thousands):

	For the Three Months
	Ended March 31,

	2005	2004

Net income, as reported	$3,743	$3,232
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	9	18
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(66)	(134)

Pro forma net income	$3,686	$3,116

Earnings per share:
Basic — as reported	$0.13	$0.11
Basic — pro forma	$0.13	$0.11
Diluted — as reported	$0.13	$0.11
Diluted — pro forma	$0.13	$0.11
      No options were granted during the three months ended March 31, 2005 or 2004.
      Compensation expense of $13,631 and $26,725 has been recorded in the three months ended March 31, 2005 and 2004, respectively, under SFAS 148.

Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. Commencing in the first quarter of 2003, the Company began expensing the fair value of all stock options granted since January 1, 2003 under the prospective method. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that delays the compliance dates for SFAS 123R. Under the new rule, SFAS 123R is effective for public companies for annual, rather than interim periods, that begin after June 15, 2005. Therefore, the Company is required to adopt SFAS 123R in the first quarter of 2006, or beginning January 1, 2006. The Company is currently evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or impact SFAS 123R will have on its financial statements.

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
      Inter-company pooling agreements are commonly entered into between affiliated insurance companies, so as to allow the companies to utilize the capital and surplus of all of the companies, rather than each individual company. Under pooling arrangements, companies share in the insurance business that is underwritten and allocate the combined premium, losses and related expenses between the companies within the pooling arrangement. Effective January 1, 2005, the Insurance Company Subsidiaries entered into an Inter-Company Reinsurance Agreement (the “Reinsurance Agreement”). This Reinsurance Agreement includes Star, Ameritrust Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”) and Williamsburg National Insurance Company (“Williamsburg”). Pursuant to the Reinsurance Agreement, Savers, Ameritrust and Williamsburg have agreed to cede to Star and Star has agreed to reinsure 100% of the liabilities and expenses of Savers, Ameritrust and Williamsburg, relating to all insurance and reinsurance policies issued by them. In return, Star agrees to cede and Savers, Ameritrust and Williamsburg have agreed to reinsure Star for their respective percentages of the liabilities and expenses of Star. The Reinsurance Agreement was filed with the applicable regulatory authorities and was not disapproved. Any changes to the Reinsurance Agreement must be submitted to the applicable regulatory authorities for review and approval.
      At March 31, 2005, the Company had reinsurance recoverables for paid and unpaid losses of $178.1 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or letters of credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 30.8% of the total recoverable for paid and unpaid losses.
      The Company maintains an excess-of-loss reinsurance treaty designed to protect against large or unusual loss and loss adjustment expense activity. The Company determines the appropriate amount of reinsurance based on the Company’s evaluation of the risks accepted and analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. To date, there have been no material disputes with the Company’s excess-of-loss reinsurers. No assurance can be given, however, regarding the future ability of any of the Company’s excess-of-loss reinsurers to meet their obligations.
      Under the workers’ compensation reinsurance treaty, the reinsurers are responsible for 100% of each loss in excess of $350,000 up to $5.0 million for each claimant. In addition, there is coverage for loss events involving more than one claimant up to $50.0 million per occurrence.
      Under the core liability reinsurance treaty, the reinsurers are responsible for 100% of each loss in excess of $350,000, up to $2.0 million per occurrence. The Company also purchased an additional $3.0 million of reinsurance clash coverage in excess of the $2.0 million to cover amounts that may be in excess of the $2.0 million policy limit, such as expenses associated with the settlement of claims or awards in excess of policy limits.
      The Company has a separate treaty to cover liability specifically related to commercial trucking, where reinsurers are responsible for 100% of each loss in excess of $350,000, up to $1.0 million. In addition, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company purchased an additional $1.0 million of reinsurance clash coverage. The Company also established a separate treaty to cover liability related to chemical distributors and repackagers, where reinsurers are responsible for 100% of each loss in excess of $500,000, up to $1.0 million, applied separately to general liability and auto liability.
      Under the property reinsurance treaty, reinsurers are responsible for 100% of the amount of each loss in excess of $500,000, up to $5.0 million per location for an occurrence. In addition, there is coverage for loss events involving multiple locations up to $20.0 million after the Company has incurred $750,000 in loss.
      Under the semi-automatic facultative umbrella reinsurance treaties, the reinsurers are responsible for a minimum of 85% of the first million in coverage and 100% of each of the second through fifth million of coverage, up to $5.0 million. The reinsurers provide a ceding commission allowance to cover the Company’s expenses.
      Effective September 30, 2004, the Company amended an existing reinsurance agreement that provided reinsurance coverage for policies with effective dates from August 1, 2003 to July 31, 2004, which were written in the Company’s public entity excess liability program. This reinsurance agreement provided coverage on an excess-of-loss basis for each occurrence in excess of the policyholder’s self-insured and the Company’s retained limit. This reinsurance agreement was amended by revising premium rate and loss coverage terms, which effected the transfer of risk to the reinsurer and reduced the net estimated costs of reinsurance to the Company. The amended reinsurance cost for this coverage is a flat percentage of premium subject to this treaty and provides reinsurance coverage of $4.0 million in excess of $1.0 million for each occurrence in excess of the policyholder’s self-insured retention. These amended terms were applicable to the renewal of this reinsurance agreement for the period August 1, 2004 to January 31, 2006.
      In addition, the Company purchased $10.0 million in excess of $5.0 million for each occurrence, which is above the underlying $5.0 million of coverage for the Company’s public entity excess liability program. Under this agreement, reinsurers are responsible for 100% of each loss in excess of $5.0 million for all lines, except workers’ compensation, which is covered by the Company’s core catastrophic workers’ compensation treaty structure up to $50.0 million per occurrence.
      Additionally, several small programs have separate reinsurance treaties in place, which limit the Company’s exposure to $300,000 or less.
      Facultative reinsurance is purchased for property values in excess of $5.0 million, casualty limits excess of $2.0 million, or for coverage not covered by a treaty.
      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At March 31, 2005, the Company had risk exposure in excess of collateral in the amount of $10.4 million, on these programs, of which the Company has an allowance of $8.0 million, related to these exposures. The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which are in litigation with the Company. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. As of March 31, 2005, management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations. At March 31, 2005, the exposure amount in litigation with former risk-sharing partners which is not reserved or collateralized is $1.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3 — Debt

Lines of Credit
      On November 12, 2004, the Company entered into a revolving line of credit for up to $25.0 million. The revolving line of credit replaces the Company’s previous line of credit and expires on November 11, 2007. The Company has drawn approximately $9.0 million on this new revolving line of credit to pay off its former term loan. The Company will use the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, the Company and certain of its non-regulated subsidiaries pledged security interest in certain property and assets of the Company and named subsidiaries.
      At March 31, 2005 and December 31, 2004, the Company had an outstanding balance of $7.0 million and $9.0 million on the revolving line of credit, respectively.
      The revolving line of credit provides for interest at a variable rate based, at the Company’s option, upon either a prime based rate or LIBOR-based rate. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to the Company from subsidiaries during such period (“Adjusted EBITDA”). As of March 31, 2005, the average interest rate for LIBOR-based borrowings outstanding was 4.1%.
      Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of March 31, 2005, the Company was in compliance with these covenants.
      In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At March 31, 2005, this line of credit had an outstanding balance of $2.8 million. The interest terms of this line of credit provide for interest at the prime rate minus 0.5%, or a LIBOR-based rate option, plus 2.0%. At March 31, 2005, the LIBOR-based option was 4.7% and the average interest rate was 4.5%. The line will expire on May 14, 2005. Management expects to negotiate an extension or new line of credit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
support future premium growth through further contributions to the Insurance Company Subsidiaries and general corporate purposes.

Junior Subordinated Debentures
      On September 30, 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%, which started in December 2003. These debentures are callable by the Company at par beginning in October 2008.
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
      At March 31, 2005, shareholders’ equity was $166.8 million, or a book value of $5.75 per common share, compared to $167.5 million, or a book value of $5.76 per common share, at December 31, 2004.
      On September 17, 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. The original share repurchase plan expired on September 17, 2004. On November 3, 2004, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. For the three months ended March 31, 2005, the Company purchased and retired 59,400 shares of common stock for a total cost of approximately $308,000. The Company did not repurchase any common stock during 2004. As of March 31, 2005, the cumulative amount the Company has repurchased and retired under the current share repurchase plan was 59,400 shares of common stock for a total cost of approximately $308,000. As of March 31, 2005, the Company has available up to 940,600 shares remaining to be purchased.

Note 5 —	Regulatory Matters and Rating Agencies
      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is regulated by Michigan insurance regulatory statutes which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2004 statutory financial statements, Star may only pay dividends to the Company during 2005 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2004 was negative $13.7 million. At March 31, 2005, earned surplus was negative $12.0 million. No statutory dividends were paid in 2004.
      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1.0 and 2.5 to 1.0, respectively. As of March 31, 2005, on a statutory consolidated basis, the gross and net premium leverage ratios were 2.6 to 1.0 and 2.0 to 1.0, respectively.
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
      At December 31, 2004, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $120.7 million at December 31, 2004, compared to the threshold requiring the minimum regulatory involvement of $56.9 million in 2004. At March 31, 2005, Star’s statutory surplus was $122.4 million.

Note 6 —	Commitments and Contingencies
      On June 6, 2003, the Company entered into a Guaranty Agreement with a bank. The Company is guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, the Company is obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for the Company’s guaranty, the president and member of the unaffiliated insurance agency pledged 100% of the common stock of two insurance agencies that he wholly owns. In the event of default of the term loan by the unaffiliated insurance agency, the Company has the right to sell all or a portion of the pledged assets (the common stock of the two insurance agencies) and use the proceeds from the sale to recover any amounts paid under the Guaranty Agreement. Any excess proceeds would be paid to the shareholder. As of March 31, 2005, no liability has been recorded with respect to the Company’s obligations under the Guaranty Agreement, since the collateral is in excess of the guaranteed amount.
      The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, the Company has established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with SFAS No. 5, “Accounting for Contingencies,” if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable, an accrual for the costs to resolve these claims is recorded by the Company in its consolidated balance sheets. Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income. Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate, will have a material adverse effect on the Company’s financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the segment results (in thousands):

	For the Three Months
	Ended March 31,

	2005	2004

Revenues
Net earned premiums	$60,787	$49,713
Management fees	4,196	4,711
Claims fees	1,752	2,701
Loss control fees	573	545
Reinsurance placement	345	147
Investment income	4,084	3,591
Net realized losses	(114)	(120)

Specialty risk management	71,623	61,288
Agency operations(2)	3,960	3,219
Reconciling items	7	6
Intersegment revenue(2)	(727)	(42)

Consolidated revenue	$74,863	$64,471

Pre-tax income:
Specialty risk management	$5,400	$4,607
Agency operations(1)&(2)	1,913	1,441
Reconciling items	(1,569)	(851)

Consolidated pre-tax income	$5,744	$5,197

(1)	The Company’s agency operations include an allocation of corporate overhead. In prior years, corporate overhead was previously reflected only in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents the Company’s segments as a result of improved cost allocation information. As a result, the segment information for the three months ended March 31, 2004, has been adjusted to reflect this allocation. For the three months ended March 31, 2005, and 2004, the allocation of corporate overhead to the agency operations segment was $725,000 and $731,000, respectively.

(2)	In addition to the reclassification for the allocation of corporate overhead as described above, the Company also reclassified revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of its insurance subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue has been reclassified. As a result, $1.6 million was reclassified within the agency operations segment and the intersegment revenue for the three months ended March 31, 2004.
      The reconciling item included in the revenue relates to interest income in the holding company. The following table sets forth the pre-tax income reconciling items:

	For the Three Months
	Ended March 31,

	2005	2004

Holding company expenses	$(704)	$(437)
Amortization	(92)	(99)
Interest expense	(773)	(315)

	$(1,569)	$(851)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Subsequent Events
      On April 19, 2005, the Company announced an upgrade from A. M. Best of certain of its Insurance Company Subsidiaries from B+ (positive outlook) to B++ (Very Good). The ratings upgrade applies to Star Insurance Company, Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company. Additionally, A.M. Best reaffirmed the rating for Ameritrust Insurance Corporation as B+, with a positive outlook.
      Effective April 1, 2005, the Company increased its retention under its workers’ compensation reinsurance treaty from $350,000 to $750,000, for losses occurring effective April 1, 2005. The remainder of the treaty did not change.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Quarters ended March 31, 2005 and 2004
     Forward-Looking Statements
      This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectibility of reinsurance; increased rate pressure on premiums; obtainment of certain rate increases in current market conditions; investment rate of return; changes in and adherence to insurance regulation; actions taken by regulators, rating agencies or lenders; obtainment of certain processing efficiencies; changing rates of inflation; general economic conditions and other risks identified in our reports and registration statements filed with the Securities and Exchange Commission. We are not under any obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements whether as a result of new information, future events or otherwise
Description of Business
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
Critical Accounting Estimates
      In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our annual report on Form 10-K as filed with the United States Securities and Exchange Commission on March 16, 2005, are those that we consider to be our critical accounting estimates. As of the three months ended March 31, 2005, there have been no material changes in regard to any of our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Executive Overview
      During the first quarter of 2005, our underwriting results continued to show improvement. This improvement primarily reflects the earning pattern from our controlled growth of premiums written in 2004, as well as the impact of rate increases achieved in 2004. Net income for the first quarter of 2005, continued to demonstrate our commitment to a strong underwriting discipline, our consistent focus on growing profitable specialty and fee-for-service programs, along with our on-going plan to leverage fixed costs. As a result, our generally accepted accounting principles (“GAAP”) combined ratio improved 2.7 percentage points to 99.3% in the first quarter of 2005 from 102.0% in the comparable period in 2004.
      On April 19, 2005, we announced an upgrade from A.M. Best of certain of our Insurance Company Subsidiaries from B+ (positive outlook) to B++ (Very Good) by A.M. Best. The ratings upgrade applies to Star Insurance Company, Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company. Additionally, A.M. Best reaffirmed the rating for Ameritrust Insurance Corporation as B+, with a positive outlook.
     Results of Operations
      Net income for the three months ended March 31, 2005, was $3.7 million, or $0.13 per dilutive share, compared to net income of $3.2 million, or $0.11 per dilutive share, for the comparable period of 2004. This improvement primarily reflects the earning pattern from our controlled growth of premiums written in 2004, the impact from rate increases achieved in 2004, and the continued leveraging of fixed costs. In addition, net income was favorably impacted by approximately $800,000 from profit-sharing commissions, which were offset by an increase in expenses primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act.
      Revenues for the three months ended March 31, 2005, increased $10.4 million, or 16.1%, to $74.9 million, from $64.5 million for the comparable period in 2004. This increase reflects an $11.1 million, or 22.3%, increase in net earned premiums. The increase in net earned premiums is the result of the earning pattern from the controlled growth in written premiums experienced in 2004. This growth was primarily due to growth in existing programs, which included a west-coast commercial transportation program, an excess liability program for public entities, and other various programs. The growth in net earned premiums was also attributable to new programs implemented in 2004 which had proven track records of profitability. The impact of an overall 8.4% rate increase achieved in 2004 also contributed to the increase in net earned premiums, as well as an increase in audit related premiums. Partially offsetting the increase in revenue was the anticipated reduction in managed fee revenue from two limited duration administrative services and multi-state claims run-off contract, terminated in 2004.

     Specialty Risk Management Operations
      The following table sets forth the revenues and results from operations for specialty risk management operations (in thousands):

	For the Three Months
	Ended March 31,

	2005	2004

Revenue:
Net earned premiums	$60,787	$49,713
Management fees	4,196	4,711
Claims fees	1,752	2,701
Loss control fees	573	545
Reinsurance placement	345	147
Investment income	4,084	3,591
Net realized losses	(114)	(120)

Total revenue	$71,623	$61,288

Pre-tax income
Specialty risk management operations	$5,400	$4,607
      Revenues from specialty risk management operations increased $10.3 million, or 16.9%, to $71.6 million for the three months ended March 31, 2005, from $61.3 million for the comparable period in 2004.
      Net earned premiums increased $11.1 million, or 22.3%, to $60.8 million in the three months ended March 31, 2005, from $49.7 million in the comparable period in 2004. This increase primarily reflects the earning pattern resulting from the controlled growth of programs written in 2004, as well as an increase in audit related premiums.
      Management fees decreased $515,000, or 10.9%, to $4.2 million for the three months ended March 31, 2005, from $4.7 million for the comparable period in 2004. The decrease in management fees reflects an anticipated shift in fee-for-service revenue previously generated from a third party contract to internally generated fee revenue from a specific renewal rights agreement that is eliminated upon consolidation. Excluding revenue generated from the third party contract, management fee revenue increased approximately $533,000 in comparison to 2004. This increase is primarily the result of growth in a specific New England based program.
      Claim fees decreased $949,000, or 35.1%, to $1.8 million, from $2.7 million for the comparable period in 2004. This decrease reflects a similar anticipated shifting of revenue previously generated from a multi-state claims run-off service contract, to internally generated fee revenue from a specific renewal rights agreement that is eliminated upon consolidation. Excluding revenue generated from the third party contract, claim fee revenue remained relatively consistent in comparison to 2004.
      Net investment income increased $493,000, or 13.7%, to $4.1 million in 2005, from $3.6 million in 2004. Average invested assets increased $76.1 million, or 23.0%, to $407.2 million in 2005, from $331.1 million in 2004. The increase in average invested assets reflects cash flows from underwriting activities and growth in gross written premiums during 2004 and 2005, as well, as net proceeds from capital raised in 2004 through the issuances of debentures. The average investment yield for March 31, 2005, was 4.0%, compared to 4.4% for the comparable period in 2004. The current pre-tax book yield is 4.1% and current after-tax book yield is 3.0%. The decline in investment yield reflects the accelerated prepayments in mortgage-backed securities and the reinvestment of cash flows in municipal bonds and other securities with lower interest rates. Over the past two years, the reinvestment of cash flows has shifted from maturing securities with higher yields which have been replaced by securities with lower yields in a declining interest rate environment.
      Specialty risk management operations generated pre-tax income of $5.4 million for the three months ended March 31, 2005, compared to pre-tax income of $4.6 million for the comparable period in 2004. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of our controlled growth in premium volume and our continued focus on leveraging of fixed costs. The GAAP combined ratio was 99.3% for the three months ended March 31, 2005, compared to 102.0% for the same period in 2004.
      Net loss and loss adjustment expenses (“LAE”) increased $4.6 million, or 14.2%, to $37.1 million for the three months ended March 31, 2005, from $32.5 million for the same period in 2004. Our loss and LAE ratio decreased 4.6 percentage points to 65.6% for the three months ended March 31, 2005, from 70.2% for the same period in 2004. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The improvement in the loss and LAE ratio reflects a 1.2 percentage point decrease in the change in net ultimate loss estimates for prior accident years in 2005 as compared to 2004. Development on prior accident year reserves added $1.5 million, or 2.4 percentage points, to net loss and LAE in 2005, compared to $1.8 million, or 3.6 percentage points in 2004. In addition, there was a 1.2 percentage point decrease in the net loss and LAE ratio as a result of efficiencies within our claims handling activities. This overall improvement in the loss and LAE ratio also reflects the impact of earned premiums from the controlled growth of profitable programs which have had favorable underwriting experience, as well as, our intended shift in the balance between workers’ compensation and general liability line of business. Historically, the general liability line of business has a lower loss ratio; however, it has a higher commission rate. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.
      Our expense ratio increased 1.9 percentage points to 33.7% for the three months ended March 31, 2005, from 31.8% for the same period in 2004. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The increase in our expense ratio is primarily the result of an increase in gross outside commissions, due to a shift in the balance between workers’ compensation and general liability. The general liability line of business has a higher commission rate and, as previously indicated, a lower loss ratio. In addition, the increase in the expense ratio was also impacted by higher insurance related assessments and an increase in net excess reinsurance costs. Offsetting the increase in the expense ratio was a favorable impact due to a decrease in fixed costs.
     Agency Operations
      The following table sets forth the revenues and results from agency operations (in thousands):

	For the Three Months
	Ended March 31,

	2005	2004

Net commission(1)	$3,960	$3,219
Pre-tax income(2)	$1,913	$1,441

(1)	We reclassified revenues related to the conversion of a west coast commercial transportation program, which was converted to a specialty risk program with one of our insurance subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue has been reclassified. As a result, $1.6 million was reclassified within the agency operations segment and the intersegment revenue for the three months ended March 31, 2004.

(2)	Our agency operations include an allocation of corporate overhead. In prior years, corporate overhead was previously reflected only in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents our segments as a result of improved cost allocation information. As a result, the segment information for the three months ended March 31, 2004, has been adjusted to reflect this allocation. For the three months ended March 31, 2005, and 2004, the allocation of corporate overhead to the agency operations segment was $725,000 and $731,000, respectively.
     Revenue from agency operations, which consists primarily of agency commission revenue, increased $741,000, or 23.0%, to $4.0 million for the three months ended March 31, 2005, from $3.2 million for the comparable period in 2004. This increase is primarily the result of profit sharing commissions. In addition, the agency operations experienced an increase in new business, offset by a reduction in renewal rates.
      Agency operations generated pre-tax income, before corporate overhead, of $1.9 million for the three months ended March 31, 2005, compared to $1.4 million for the comparable period in 2004. The improvement in the pre-tax margin is primarily attributable to the overall increase in commissions and leveraging of fixed costs. Excluding fixed costs and the allocation of corporate overhead, all other expenses remained relatively consistent.
Other Items
     Reserves
      At March 31, 2005, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $236.1 million. We established a reasonable range of reserves of approximately $220.8 million to $250.9 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$128,082	$143,854	$136,099
Commercial Multiple Peril/ General Liability	41,443	49,029	44,943
Commercial Automobile	34,162	38,688	36,867
Other	17,084	19,327	18,210

Total Net Reserves	$220,771	$250,898	$236,119

(1)	Includes Residual Markets
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
      The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the three months ended March 31, 2005 and the year ended December 31, 2004.
      For the three months ended March 31, 2005, we reported an increase in net ultimate loss estimates for accident years 2004 and prior to be $1.5 million, or 0.6% of $227.0 million of net loss and LAE reserves at December 31, 2004. The increase in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2005 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2004 and the three months ended March 31, 2005. The major components of this change in ultimate loss estimates are as follows (in thousands):

		Incurred Losses			Paid Losses
	Reserves at							Reserves at
	December 31,	Current	Prior	Total	Current	Prior		March 31,
Line of Business	2004	Year	Years	Incurred	Year	Years	Total Paid	2005

Workers’ Compensation	$112,086	$15,402	$(9)	$15,393	$(386)	$12,641	$12,255	$115,224
Residual Markets	19,391	3,299	315	3,614	464	1,666	2,130	20,875
Commercial Multiple Peril/ General Liability	44,217	5,336	(615)	4,721	(112)	4,107	3,995	44,943
Commercial Automobile	33,235	8,226	1,382	9,608	719	5,257	5,976	36,867
Other	18,067	3,400	398	3,798	61	3,594	3,655	18,210

Net Reserves	226,996	$35,663	$1,471	$37,134	$746	$27,265	$28,011	236,119

Reinsurance Recoverable	151,161							162,747

Consolidated	$378,157							$398,866

		Re-estimated	Development
	Reserves at	Reserves at	as a Percentage
	December 31,	March 31, 2005	of Prior Year
Line of Business	2004	on Prior Years	Reserves

Workers’ Compensation	$112,086	$112,077	0.0%
Commercial Multiple Peril/ General Liability	44,217	43,602	(1.4%)
Commercial Automobile	33,235	34,617	4.2%
Other	18,067	18,465	2.2%

Sub-total	207,605	208,761	0.6%
Residual Markets	19,391	19,706	1.6%

Total Net Reserves	$226,996	$228,467	0.6%

Workers’ Compensation Excluding Residual Markets
      The projected net ultimate loss estimate for the workers’ compensation line of business, excluding residual markets, decreased $9,000. This net overall decrease reflects increases of $1.1 million and $936,000, in accident years 2003 and 2002, respectively, due to higher than expected emergence of claim activity primarily related to a Southeastern U.S. business based program. This increase was offset by reductions of $843,000 and $455,000, in the ultimate loss estimate for accident years 2001 and 1999, respectively. The decrease in the ultimate loss estimate reflects better than expected experience on most of our workers’ compensation programs. In addition, there was a reallocation of loss reserves of $2.6 million from accident year 2001 to accident year 2000, to align the incurred but not reported (“IBNR”) reserves with the case reserves for a specific Tennessee program. The change in ultimate loss estimates for all other accident years was insignificant.
Commercial Multiple Peril and General Liability
      The commercial multiple peril and general liability line of business had a decrease in net ultimate loss estimates of $615,000, or 1.4% of net commercial multiple peril and general liability reserves. This decrease was the result of a $262,000, $892,000, and a $365,000, reduction in the ultimate loss estimates for accident years 2002, 2003, and 2004, respectively. The improvements in accident years 2002 and 2003 reflect a reinsurance transaction reallocation of incurred losses from IBNR to paid losses associated with three specific automobile line of business claims. The improvement in accident year 2004 reflected better than expected claim emergence on several programs. These decreases were offset by increases of $166,000 and $535,000 in accident years 1995 and 2000, respectively. The increase in accident year 1995 reflects slightly higher than expected emergence of claim activity in several different programs. The increase in accident year 2000 was offset by a similar decrease in the automobile line of business associated with a discontinued program. These changes were made to align the IBNR reserves with the case reserves. The change in ultimate loss estimates for all other accident years was insignificant.
Commercial Automobile
      The projected net ultimate loss estimate for the commercial automobile line of business increased $1.4 million, or 4.2% of net commercial automobile reserves. This increase reflects increases of $443,000, $277,000, and $979,000, in accident years 2003, 2002, and 2001, respectively. These increases reflect the impact from the three automobile line of business claims mentioned in the above commercial multiple peril and general liability section. These increases also reflect higher than expected emergence of claim activity in an inactive program. Partially offsetting these increases were reductions of $317,000 and $390,000, in the ultimate loss estimates for accident years 2004 and 2000, respectively. The accident year 2004 reduction reflected better than expected claim emergence from a trucking program in California. The accident year 2000 reduction reflects the reallocation in IBNR on a discontinued program mentioned above. The change in ultimate loss estimates for all other accident years was insignificant.
Other
      The other lines of business had an increase in net ultimate loss estimates of $398,000, or 2.2% of net reserves on the other lines of business. This net increase reflects increases of $655,000 and $239,000, in accident years 2004 and 2003, respectively, offset by a decrease of $513,000 in accident year 2002. The increases in accident years 2004 and 2003 reflect higher than expected claims activity and the decrease in accident year 2002 reflects better than expected claims activity, all of which were associated with some Michigan professional liability programs. The change in ultimate loss estimates for all other accident years was insignificant.
Residual Markets
      The workers’ compensation residual market line of business had an increase in net ultimate loss estimates of $315,000, or 1.6% of net reserves on the workers’ compensation residual market line of business. The change reflects an increase of $1.8 million in accident year 2003, offset by a $1.2 million decrease in accident year 2004. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag between incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.
     Salary and Employee Benefits and Other Administrative Expenses
      Salary and employee benefits for the three months ended March 31, 2005, decreased $203,000, or 1.6%, to $12.6 million, from $12.8 million for the comparable period in 2004. This decrease primarily reflects both a decrease in variable compensation, which is directly related to performance and profitability, as well as, a slight decrease in staffing levels in comparison to 2004. These decreases were partially offset by merit increases for associates.
      Other administrative expenses increased $1.7 million, or 27.7%, to $7.8 million, from $6.1 million for the comparable period in 2004. This increase is primarily attributable to consulting and audit expenses associated with Section 404 of the Sarbanes-Oxley Act. In addition, this increase in other administrative expenses is the result of information technology enhancements, policyholder dividends, and costs associated with our new building.
      Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of our segment information.

     Interest Expense
      Interest expense for the three months ended March 31, 2005, increased $458,000, or 145.4%, to $773,000, from $315,000 for the comparable period in 2004. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our current lines of credit. Interest expense increased $450,000 as a result of the debentures. The remaining increase is related to our lines of credit. This increase is the result of an increase in the average interest rate, offset by a decrease in the average outstanding balance. The average outstanding balance during the three months ending March 31, 2005, was $11.0 million, compared to $17.6 million for the same period in 2004. The average interest rate, excluding the debentures, increased in 2005 to 4.2%, compared to 4.1% in 2004 as a result of increases in the underlying eurocurrency based rate.
     Income Taxes
      Income tax expense, which includes both federal and state taxes, for the three months ended March 31, 2005, was $2.0 million, or 34.0% of income before taxes. For the same period last year, we reflected an income tax expense of $2.0 million, or 38.3% of income before taxes. Our effective tax rate differs from the 35% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields. Our current taxes are calculated using a 35% statutory rate based on taxable income greater than $18.3 million. Deferred taxes are calculated based on a 34% statutory rate. We are currently evaluating the expected tax rate for the realization of the deferred taxes.
     Other than Temporary Impairments
      Our policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of the following factors: (1) market value less than amortized cost for a six month period; (2) rating downgrade or other credit event (e.g., failure to pay interest when due); (3) financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; (4) prospects for the issuer’s industry segment; and (5) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. We evaluate our investments in securities to determine other than temporary impairment, no less than quarterly. Investments which are deemed impaired are written down to their estimated net fair value and the related losses recognized in income.
      At March 31, 2005, we had 234 securities that were in an unrealized loss position. These investments all had unrealized losses of less than ten percent. At March 31, 2005, fifteen of those investments, with an aggregate $14.0 million and $633,500 fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching our conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) our ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) we also determined that the changes in market value were considered normal in relation to overall fluctuations in interest rates.

      The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	March 31, 2005

	Less than 12 Months		Greater than 12 Months

	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$21,527	$(431)	$4,771	$(241)
Obligations of states and political subdivisions	78,763	(1,442)	10,741	(369)
Corporate securities	43,058	(991)	7,787	(377)
Mortgage and asset-backed securities	41,473	(605)	9,185	(302)

Totals	$184,821	$(3,469)	$32,484	$(1,289)

      As of March 31, 2005, gross unrealized gains and (losses) on securities were $5.4 million and ($4.8 million), respectively.

	December 31, 2004

	Less than 12 months		Greater than 12 months

	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$18,480	$(138)	$4,871	$(150)
Obligations of states and political subdivisions	28,581	(257)	551	(14)
Corporate securities	23,323	(220)	7,450	(226)
Mortgage and asset backed securities	19,583	(167)	6,442	(129)

Totals	$89,967	$(782)	$19,314	$(519)

      As of December 31, 2004, gross unrealized gains and (losses) on securities were $8.6 million and ($1.3 million), respectively.

Liquidity and Capital Resources
      Our principal sources of funds, which include both regulated and non-regulated cash flows, are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, and debt service. Our regulated sources of funds are insurance premiums, investment income, and proceeds from the maturity and sale of invested assets. These regulated funds are used for the payment of claims, policy acquisition and other underwriting expenses, and taxes relating to the regulated portion of net income. Our non-regulated sources of funds are in the form of commission revenue, outside management fees, and intercompany management fees. These non-regulated sources of funds are used to service debt, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. The following table illustrates net income, excluding interest, depreciation, and amortization, between our regulated and non-regulated subsidiaries, which reconciles to our consolidated statement of income and statement of cash flows (in thousands):

	For the Three Months
	Ended March 31,

	2005	2004

Net income	$3,743	$3,232

Regulated Subsidiaries:
Net income	$2,618	$1,411
Depreciation and amortization	—	—
Interest	—	—

Net income, excluding interest, depreciation, and amortization	2,618	1,411

Adjustments to reconcile net income to net cash provided by operating activities	707	898
Changes in operating assets and liabilities	12,013	13,158

Total adjustments	12,720	14,056
Depreciation and amortization	—	—
Interest	—	—

Net cash provided by operating activities	$15,338	$15,467

Non-regulated Subsidiaries:
Net income	$1,125	$1,821
Depreciation and amortization	676	374
Interest	773	378

Net income, excluding interest, depreciation, and amortization	2,574	2,573

Adjustments to reconcile net income to net cash provided by (used in) operating activities	845	(135)
Changes in operating assets and liabilities	(3,139)	(996)

Total adjustments	(2,294)	(1,131)
Depreciation and amortization	(676)	(374)
Interest	(773)	(378)

Net cash (used in) provided by operating activities	$(1,169)	$690

Consolidated total adjustments	10,426	12,925

Consolidated net cash provided by operating activities	$14,169	$16,157

      Consolidated cash flow provided by operations for the three months ended March 31, 2005, was $14.2 million, compared to consolidated cash flow provided by operations of $16.2 million for the comparable period in 2004.
      Regulated subsidiaries’ cash flow provided by operations for the three months ended March 31, 2005, was $15.3 million, compared to $15.5 million for the comparable period in 2004. This decrease is the result of a tax benefit reduction from the utilization of the net operating loss carryforward in 2004. This reduction was offset by improved underwriting results and an increase in investment income.
      Non-regulated subsidiaries’ cash flow used in operations for the three months ended March 31, 2005, was $1.2 million, compared to $690,000 provided by operations for the comparable period in 2004. The decrease in non-regulated cash flow from operations primarily reflects the decrease in net income as a result of an increase in administrative costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act, offset by an increase in revenue associated with profit-sharing commissions. In addition, the decrease in cash flow from operations is the result of variable compensation payments made in the first quarter of 2005, related to 2004 performance and profitability. Offsetting these decreases in cash flow was an increase in cash as a result of tax payments.
      In addition to the changes described above in relation to our cash provided by operations, we had an increase in cash used in investing activities as a result of an $11.6 cash payment for our new corporate headquarters. The proceeds from the 2004 issuance of debentures, which are described below, were used for the purchase of our new building. On January 1, 2005, we entered into a Lease Agreement for our furniture and phone system in relation to our new building. As of March 31, 2005, the total liability in relation to this lease was $1.1 million. Total lease payments made for the three months ended March 31, 2005, were approximately $52,000.
      We anticipate a temporary increase in cash outflows related to investments in technology as we enhance our operating systems and controls.
Other Items
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
      On November 12, 2004, we entered into a revolving line of credit for up to $25.0 million. The revolving line of credit replaces our previous line of credit and expires on November 11, 2007. We had drawn approximately $9.0 million on this new revolving line of credit to pay off our former term loan. We will use the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, we and certain of our non-regulated subsidiaries pledged security interest in certain property and assets of named subsidiaries.
      At March 31, 2005 and December 31, 2004, we had an outstanding balance of $7.0 million and $9.0 million on the new revolving line of credit, respectively.
      The revolving line of credit provides for interest at a variable rate based, at our option, upon either a prime based rate or LIBOR-based rate. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to us from subsidiaries during such period (“Adjusted EBITDA”). As of March 31, 2005, the average interest rate for LIBOR-based borrowings outstanding was 4.1%.
      Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of March 31, 2005, we were in compliance with these covenants.
      In addition, our non-insurance premium finance subsidiary maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At March 31, 2005, this line of credit had an outstanding balance of $2.8 million. The interest terms of this line of credit provide for interest at the prime rate minus 0.5%, or a LIBOR-based rate option, plus 2.0%. At March 31, 2005, the LIBOR-based option was 4.7% and the average interest was 4.5%. The line will expire on May 14, 2005. We expect to negotiate an extension or new line of credit.
      At March 31, 2005, shareholders’ equity was $166.8 million, or $5.75 per common share, compared to $167.5 million, or $5.76 per common share, at December 31, 2004.
      On September 17, 2002, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. On August 6, 2003, our Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of our common stock under the existing share repurchase plan. The original share repurchase plan expired on September 17, 2004. On November 3, 2004, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. For the three months ended March 31, 2005, we purchased and retired 59,400 shares of common stock for a total cost of approximately $308,000. We did not repurchase any common stock during 2004. As of March 31, 2005, the cumulative amount we have repurchased and retired was 59,400 shares of common stock for a total cost of approximately $308,000. As of March 31, 2005, we have available up to 940,600 shares remaining to be purchased.
      A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to us in the form of dividends, loans or advances. The restriction on the transferability to us from the Insurance Company Subsidiaries is regulated by Michigan insurance statutes which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2004 statutory financial statements, Star may only pay dividends to us during 2005 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2004 was negative $13.7 million. At March 31, 2005, earned surplus was negative $12.0 million. No dividends were paid in 2004.

Contractual Obligations and Commitments
      There were no material changes outside the ordinary course of our business in relation to our contractual obligations and commitments for the three months ended March 31, 2005.
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
      At December 31, 2004, all of our Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $120.7 million at December 31, 2004, compared to the threshold requiring the minimum regulatory involvement of $56.9 million in 2004. At March 31, 2005, Star’s statutory surplus increased $1.7 million to $122.4 million.
      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 3.0 to 1.0 and 2.5 to 1.0, respectively. As of March 31, 2005, on a statutory consolidated basis, gross and net premium leverage ratios were 2.6 to 1.0 and 2.0 to 1.0, respectively.
     Reinsurance
      Inter-company pooling agreements are commonly entered into between affiliated insurance companies, so as to allow the companies to utilize the capital and surplus of all of the companies, rather than each individual company. Under pooling arrangements, companies share in the insurance business that is underwritten and allocate the combined premium, losses and related expenses between the companies within the pooling arrangement. Effective January 1, 2005, the Insurance Company Subsidiaries entered into an Inter-Company Reinsurance Agreement (the “Reinsurance Agreement”). This Reinsurance Agreement includes Star, Ameritrust Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”) and Williamsburg National Insurance Company (“Williamsburg”). Pursuant to the Reinsurance Agreement, Savers, Ameritrust and Williamsburg have agreed to cede to Star and Star has agreed to reinsure 100% of the liabilities and expenses of Savers, Ameritrust and Williamsburg, relating to all insurance and reinsurance policies issued by them. In return, Star agrees to cede and Savers, Ameritrust and Williamsburg have agreed to reinsure Star for their respective percentages of the liabilities and expenses of Star. The Reinsurance Agreement was filed with the applicable regulatory authorities and was not disapproved. Any changes to the Reinsurance Agreement must be submitted to the applicable regulatory authorities for review and approval.

     Off-Balance Sheet Arrangements
      On June 6, 2003, we entered into a Guaranty Agreement with a bank. We are guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, we are obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for our guaranty, the president and member of the unaffiliated insurance agency pledged 100% of the common shares of two other insurance agencies that he wholly owns. In the event of default on the term loan by the unaffiliated insurance agency, we have the right to sell any or all of the pledged assets (the common stock of the two insurance agencies) and use the proceeds from the sale to recover any amounts paid under the Guaranty Agreement. Any excess proceeds would be paid to the shareholder. As of March 31, 2005, no liability has been recorded with respect to our obligations under the Guaranty Agreement, since the collateral is in excess of the guaranteed amount.
Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. Commencing in the first quarter of 2003, we began expensing the fair value of all stock options granted since January 1, 2003 under the prospective method. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that delays the compliance dates for SFAS 123R. Under the new rule, SFAS 123R is effective for public companies for annual, rather than interim periods, that begin after June 15, 2005. Therefore, we are required to adopt SFAS 123R in the first quarter of 2006, or beginning January 1, 2006. We are currently evaluating the requirements of SFAS 123R and have not yet determined the method of adoption or impact SFAS 123R will have on our financial statements.
Subsequent Events
      On April 19, 2005, we announced an upgrade from A. M. Best of certain of our Insurance Company Subsidiaries from B+ (positive outlook) to B++ (Very Good). The ratings upgrade applies to Star Insurance Company, Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company. Additionally, A.M. Best reaffirmed the rating for Ameritrust Insurance Corporation as B+, with a positive outlook.
      Effective April 1, 2005, we increased our retention under our workers’ compensation reinsurance treaty from $350,000 to $750,000 for losses occurring effective April 1, 2005. The remainder of the treaty did not change. We anticipate this change will result in a slight increase in our net excess reinsurance costs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of March 31, 2005. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.
      Interest rate risk is managed within the context of asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and five years. At March 31, 2005, our fixed income portfolio had a modified duration of 3.64, compared to 3.46 at December 31, 2004.
      At March 31, 2005 the fair value of our investment portfolio was $362.4 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. During 2003 and 2004, we began to increase our holdings of tax-exempt securities based on our return to profitability and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2004. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.
      A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. “Near term” means a period of up to one year from the date of the consolidated financial statements. In our sensitivity model, we use fair values to measure our potential loss of debt securities assuming an upward parallel shift in interest rates to measure the hypothetical change in fair values. The table below presents our model’s estimate of changes in fair values given a change in interest rates. Dollar values are rounded and in thousands.

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Market Value	$377,401	$362,397	$347,503
Yield to Maturity or Call	3.21%	4.21%	5.21%
Effective Duration	4.01	4.12	4.24
      The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.
      At March 31, 2005 and December 31, 2004, our $35.3 million of debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At this level, a 1% change in market rates would change interest expense by $353,000.
      In addition, our credit facility under which we can borrow up to $25.0 million is subject to variable interest rates. Thus, our interest expense on the credit facility is directly correlated to market interest rates. At March 31, 2005, we had $7.0 million outstanding. At this level, a one percent change in market rates would change interest expense by $70,000. At December 31, 2004, we had $9.0 million outstanding. At this level, a one percent change in market rates would have changed interest expense by $90,000.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
      Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
      As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
      There were no significant changes in our internal control over financial reporting during the three month period ended March 31, 2005, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The information required by this item is included under Note 6 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2005, which is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On November 3, 2004, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. For the three months ended March 31, 2005, the Company purchased and retired 59,400 shares of common stock for a total cost of approximately $308,000.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total	Average	Announced	Repurchased
	Number of	Price Paid	Plans or	Under the Plans
Period	Shares	Per Share	Programs	or Programs

January 1, 2005 — January 31, 2005	—	—	—	1,000,000
February 1, 2005 — February 28, 2005	—	—	—	1,000,000
March 1, 2005 — March 31, 2005	59,400	$5.14	59,400	940,600

Total	59,400	$5.14	59,400

Item 6.	Exhibits
      The following documents are filed as part of this Report:

Exhibit
No.	Description

10.1	Inter-Company Reinsurance Agreement by and between Star Insurance Company and Ameritrust Insurance Company, Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company, dated January 1, 2005.

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES
      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ Karen M. Spaun

Senior Vice President and
Chief Financial Officer
Dated: May 10, 2005

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Inter-Company Reinsurance Agreement by and between Star Insurance Company and Ameritrust Insurance Company, Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company, dated January 1, 2005.

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.