Form 10-Q
period 2005-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2005-08-05
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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
      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 2, 2005 was 29,017,772.

		Page

PART I — FINANCIAL INFORMATION
ITEM 1 —	FINANCIAL STATEMENTS	2
	Consolidated Statements of Income (unaudited)	2-3
	Consolidated Statements of Comprehensive Income (unaudited)	4-5
	Consolidated Balance Sheets (unaudited)	6
	Consolidated Statement of Cash Flows (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	8-20
ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21-40
ITEM 3 —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40-41
ITEM 4 —	CONTROLS AND PROCEDURES	41
PART II — OTHER INFORMATION
ITEM 1 —	LEGAL PROCEEDINGS	42
ITEM 2 —	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	42
ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	42
ITEM 6 —	EXHIBITS	43

SIGNATURES		44
First Modification to the Amended and Restated Loan and Security Agreement
Reciprocal Easement and Operation Agreement
First Amendment to Land Contract
Amendment to Credit Agreement
Demand Note
Certification of Robert S Cubbin, CEO
Certification of Karen M. Spaun, Senior VP and CFO
Certification to Section 906, by Robert S. Cubbin, CEO
Certification to Section 906, by Karen M. Spaun, Senior VP and CFO

PART 1 — FINANCIAL INFORMATION
ITEM 1     Financial Statements
MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands,
	except share data)
Revenues
Premiums earned
Gross	$161,550	$136,100
Ceded	(37,399)	(33,304)

Net earned premiums	124,151	102,796
Net commissions and fees	18,133	20,125
Net investment income	8,568	7,144
Net realized losses	(10)	(152)

Total revenues	150,842	129,913

Expenses
Losses and loss adjustment expenses	117,864	101,411
Reinsurance recoveries	(43,002)	(36,076)

Net losses and loss adjustment expenses	74,862	65,335
Salaries and employee benefits	26,253	25,133
Policy acquisition and other underwriting expenses	21,793	16,416
Other administrative expenses	13,831	12,565
Interest expense	1,579	843

Total expenses	138,318	120,292

Income before taxes and equity earnings	12,524	9,621

Federal and state income tax expense	4,202	3,534
Equity earnings (losses), of affiliates	1	(35)

Net income	$8,323	$6,052

Earnings Per Share
Basic	$0.29	$0.21
Diluted	$0.28	$0.21
Weighted average number of common shares
Basic	29,101,484	29,030,836
Diluted	29,419,606	29,427,512
The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands,
	except share data)
Revenues
Premiums earned
Gross	$80,745	$69,922
Ceded	(17,381)	(16,839)

Net earned premiums	63,364	53,083
Net commissions and fees	8,034	8,844
Net investment income	4,477	3,547
Net realized gains (losses)	104	(32)

Total revenues	75,979	65,442

Expenses
Losses and loss adjustment expenses	61,522	49,997
Reinsurance recoveries	(23,794)	(17,171)

Net losses and loss adjustment expenses	37,728	32,826
Salaries and employee benefits	13,648	12,325
Policy acquisition and other underwriting expenses	10,971	8,870
Other administrative expenses	6,046	6,469
Interest expense	806	528

Total expenses	69,199	61,018

Income before taxes and equity earnings	6,780	4,424

Federal and state income tax expense	2,250	1,546
Equity earnings (losses), of affiliates	50	(58)

Net income	$4,580	$2,820

Earnings Per Share
Basic	$0.16	$0.10
Diluted	$0.16	$0.10
Weighted average number of common shares
Basic	29,130,033	29,036,164
Diluted	29,443,933	29,459,390
The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Six
	Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
Net income	$8,323	$6,052
Other comprehensive income, net of tax:
Unrealized losses on securities	(1,211)	(4,671)
Less: reclassification adjustment for losses included in net income	79	60

Other comprehensive loss, net of tax	(1,132)	(4,611)

Comprehensive income	$7,191	$1,441

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three
	Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
Net income	$4,580	$2,820
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	3,252	(6,405)
Less: reclassification adjustment for (gains) losses included in net income	2	(13)

Other comprehensive gain (loss), net of tax	3,254	(6,418)

Comprehensive income (loss)	$7,834	$(3,598)

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands,
	except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $368,969 and $324,966)	$374,570	$332,242
Equity securities available for sale, at fair value (cost of $0)	—	39

Total investments	374,570	332,281
Cash and cash equivalents	32,835	69,875
Accrued investment income	4,704	4,331
Premiums and agent balances receivable, net	100,180	84,094
Reinsurance recoverable on:
Paid losses	18,685	17,908
Unpaid losses	170,120	151,161
Prepaid reinsurance premiums	25,350	26,075
Deferred policy acquisition costs	26,168	25,167
Deferred federal income taxes	15,188	14,956
Goodwill	28,997	28,997
Other assets	43,225	46,851

Total assets	$840,022	$801,696

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Losses and loss adjustment expenses	$418,069	$378,157
Unearned premiums	139,704	134,302
Debt	9,918	12,144
Debentures	35,310	35,310
Accounts payable and accrued expenses	28,182	38,837
Reinsurance funds held and balances payable	19,285	17,832
Payable to insurance companies	2,969	6,990
Other liabilities	11,590	10,614

Total liabilities	665,027	634,186

Commitments and contingencies (Note 6)
Shareholders’ Equity
Common stock, $0.01 stated value; authorized 50,000,000 shares; 29,172,892 and 29,074,832 shares issued and outstanding	292	290
Additional paid-in capital	126,558	126,085
Retained earnings	45,310	37,175
Note receivable from officer	(861)	(868)
Accumulated other comprehensive income	3,696	4,828

Total shareholders’ equity	174,995	167,510

Total liabilities and shareholders’ equity	$840,022	$801,696

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2005	2004

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$8,323	$6,052

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of other intangible assets	185	191
Amortization of deferred debenture issuance costs	75	35
Depreciation of furniture, equipment, and building	1,248	656
Net accretion of discount and premiums on bonds	1,180	822
Loss on sale of investments, net	121	92
Gain on sale of fixed assets	(126)	—
Stock-based employee compensation	23	44
Long-term incentive plan expense	390	309
Deferred income tax expense	351	137
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(16,086)	(17,295)
Reinsurance recoverable on paid and unpaid losses	(19,737)	(1,118)
Prepaid reinsurance premiums	725	(2,645)
Deferred policy acquisition costs	(1,000)	(2,958)
Other assets	4,060	1,457
Increase (decrease) in:
Losses and loss adjustment expenses	39,912	20,673
Unearned premiums	5,401	15,825
Payable to insurance companies	(4,021)	(4,541)
Reinsurance funds held and balances payable	1,454	3,466
Other liabilities	542	5,096

Total adjustments	14,697	20,246

Net cash provided by operating activities	23,020	26,298

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(152,612)	(62,411)
Proceeds from sales and maturities of debt securities available for sale	106,298	25,944
Proceeds from sales of equity securities available for sale	8	—
Capital expenditures	(12,915)	(1,673)
Purchase of books of business	(149)	(272)
Proceeds from sale of assets	633	—
Deconsolidation of subsidiary	—	(4,218)
Other investing activities	399	1,775

Net cash used in investing activities	(58,338)	(40,855)

Cash Flows From Financing Activities
Proceeds from lines of credit	2,654	9,829
Payment of lines of credit	(4,880)	(11,131)
Net proceeds from debentures	—	24,250
Book overdraft	757	(343)
Issuance of common stock	952	45
Share repurchases of common stock	(1,094)	—
Other financing activities	(111)	10

Net cash (used in) provided by financing activities	(1,722)	22,660

Net (decrease) increase in cash and cash equivalents	(37,040)	8,103
Cash and cash equivalents, beginning of period	69,875	50,647

Cash and cash equivalents, end of period	$32,835	$58,750

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies

Basis of Presentation and Management Representation
      The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation (which are collectively referred to as the “Insurance Company Subsidiaries”), and Preferred Insurance Company, Ltd. The consolidated financial statements also include Meadowbrook, Inc., Crest Financial Corporation, and their subsidiaries. In addition, the consolidated financial statements include the equity earnings of the Company’s wholly owned unconsolidated subsidiaries, American Indemnity Insurance Company, Ltd. and Meadowbrook Capital Trust I.
      In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 2005, are not necessarily indicative of the results expected for the full year.
      These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its annual report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2004.
      Certain amounts in the 2004 financial statements and notes to consolidated financial statements have been reclassified to conform to the 2005 presentation. These amounts specifically relate to state income tax expense, the allocation of corporate overhead, and a reclassification of revenue and net income related to a specific subsidiary. State income tax expense has been reclassified from total expenses to federal and state income tax expense. The Company’s segment information has been reclassified to include an allocation of corporate overhead from the specialty risk management operations segment to the agency operations segment. Previously, 100% of corporate overhead was allocated to specialty risk management operations. In addition, the Company reclassified revenues and the overall net income related to a specific subsidiary from the agency operations segment to the specialty risk management operations segment. Refer to Note 7 — Segment Information for additional information.

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
      Fee income, which includes risk management consulting, loss control, and claims services, is recognized during the period the services are provided. Claims processing fees are recognized as revenue over the estimated life of the claims, or the estimated life of the contract. For those contracts that provide services beyond the expiration or termination of the contract, fees are deferred in an amount equal to management’s estimate of the Company’s obligation to continue to provide services.
      Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they are earned. Commission income is reported net of sub-producer commission expense. Profit sharing commissions from insurance companies are recognized when determinable, which is when such commissions are received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Outstanding options of 622,592 and 1,035,796 for the six months ended June 30, 2005 and 2004, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 318,122 and 340,659 for the six months ended June 30, 2005 and 2004, respectively. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 82,567 for the six months ended June 30, 2004. There were no outstanding warrants as of June 30, 2005.
      Outstanding options of 622,592 and 1,035,796 for the three months ended June 30, 2005 and 2004, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 313,901 and 319,358 for the three months ended June 30, 2005 and 2004, respectively. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 77,318 for the three months ended June 30, 2004. There were no outstanding warrants as of June 30, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004, the Company’s Board of Directors approved the adoption of a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period with the first performance period commencing January 1, 2004. At the end of the three-year performance period, and if the performance target is achieved, the Committee shall determine the amount of LTIP awards that are payable to participants in the LTIP. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a restricted stock award. If the Company achieves the three-year performance target, payment of the award would be made in three annual installments. The number of shares of Company’s common stock subject to the restricted stock award shall equal the dollar amount of one-half of the LTIP award divided by the fair market value of Company’s common stock on the first date of the performance period. The restricted stock awards shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Committee, as included in the LTIP. At June 30, 2005 and December 31, 2004, the Company had $2.1 million and $1.3 million accrued under the LTIP, respectively.
      If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for the periods ending June 30, 2005 and 2004 would be as follows (in thousands):

	For the Six Months
	Ended June 30,

	2005	2004

Net income, as reported	$8,323	$6,052
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	15	29
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(121)	(251)

Pro forma net income	$8,217	$5,830

Earnings per share:
Basic — as reported	$0.29	$0.21
Basic — pro forma	$0.28	$0.20
Diluted — as reported	$0.28	$0.21
Diluted — pro forma	$0.28	$0.20

	For the Three Months
	Ended June 30,

	2005	2004

Net income, as reported	$4,580	$2,820
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	6	11
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(55)	(117)

Pro forma net income	$4,531	$2,714

Earnings per share:
Basic — as reported	$0.16	$0.10
Basic — pro forma	$0.16	$0.09
Diluted — as reported	$0.16	$0.10
Diluted — pro forma	$0.15	$0.09

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      No options were granted during the six months and three months ending June 30, 2005 or 2004.
      Compensation expense of $23,000 and $44,000 has been recorded in the six months ended June 30, 2005 and 2004, respectively, under SFAS 148. Compensation expense of $9,000 and $17,000 has been recorded in the three months ended June 30, 2005 and 2004, respectively.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. Commencing in the first quarter of 2003, the Company began expensing the fair value of all stock options granted since January 1, 2003 under the prospective method. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that delays the compliance dates for SFAS 123R. Under the new rule, SFAS 123R is effective for public companies for annual, rather than interim periods, that begin after June 15, 2005. Therefore, the Company is required to adopt SFAS 123R in the first quarter of 2006, or beginning January 1, 2006. The Company is currently evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or impact SFAS 123R will have on its financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces the mentioned pronouncements and changes the requirements for the accounting and reporting of a change in an accounting principle. This Statement applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. However, when a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in 2006. Management believes the adoption of SFAS No. 154 will not have a material impact on its consolidated financial statements.
      In July 2005, the FASB issued an exposure draft of a proposed interpretation on accounting for uncertain tax positions under SFAS No. 109 “Accounting for Income Taxes”. If adopted as proposed, the pronouncement will be effective December 31, 2005 and only those tax benefits that meet the probable recognition threshold may be recognized or continue to be recognized as of the effective date. The Company is currently evaluating the impact this proposed interpretation will have on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Reinsurance
      The Insurance Company Subsidiaries cede insurance to other insurers under pro-rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its exposure to large losses or from hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, the Insurance Company Subsidiaries would be liable for such defaulted amounts. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other insurers and reinsurers, both domestic and foreign, under pro-rata and excess-of-loss contracts. Based upon management evaluation’s, they have concluded the reinsurance agreements entered into by the Company transfer both significant timing and underwriting risk to the reinsurer and, accordingly, are accounted for as reinsurance under the provisions of SFAS. No. 113 “Accounting and Reporting for Reinsurance for Short-Duration and Long-Duration Contracts”.
      Intercompany pooling agreements are commonly entered into between affiliated insurance companies, so as to allow the companies to utilize the capital and surplus of all of the companies, rather than each individual company. Under pooling arrangements, companies share in the insurance business that is underwritten and allocate the combined premium, losses and related expenses between the companies within the pooling arrangement. Effective January 1, 2005, the Insurance Company Subsidiaries entered into an Inter-Company Reinsurance Agreement (the “Reinsurance Agreement”). This Reinsurance Agreement includes Star, Ameritrust Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”) and Williamsburg National Insurance Company (“Williamsburg”). Pursuant to the Reinsurance Agreement, Savers, Ameritrust and Williamsburg have agreed to cede to Star and Star has agreed to reinsure 100% of the liabilities and expenses of Savers, Ameritrust and Williamsburg, relating to all insurance and reinsurance policies issued by them. In return, Star agrees to cede and Savers, Ameritrust and Williamsburg have agreed to reinsure Star for their respective percentages of the liabilities and expenses of Star. The Reinsurance Agreement was filed with the applicable regulatory authorities and was not disapproved. Any changes to the Reinsurance Agreement must be submitted to the applicable regulatory authorities for review and approval.
      At June 30, 2005, the Company had reinsurance recoverables for paid and unpaid losses of $188.8 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or letters of credit. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 34.1% of the total recoverable for paid and unpaid losses.
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
      Under the workers’ compensation reinsurance treaty, reinsurers are responsible for 100% of each loss in excess of $350,000, up to $5.0 million for each claimant on losses occurring prior to April 1, 2005. The Company increased its retention from $350,000 to $750,000, for losses occurring on or after April 1, 2005. In addition, there is coverage for loss events involving more than one claimant up to $50.0 million per occurrence. In a loss event involving more than one claimant, the per claimant coverage is $10.0 million.
      Under the core liability reinsurance treaty, the reinsurers are responsible for 100% of each loss in excess of $350,000, up to $2.0 million per occurrence on policies effective prior to June 1, 2005. The Company increased its retention from $350,000 to $500,000, for losses occurring on policies effective on or after June 1,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005. The Company also purchased an additional $3.0 million of reinsurance clash coverage in excess of the $2.0 million to cover amounts that may be in excess of the $2.0 million policy limit, such as expenses associated with the settlement of claims or awards in excess of policy limits. Reinsurance clash coverage reinsures a loss when two or more policies are involved in a common occurrence.
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
      Additionally, several small programs have separate reinsurance treaties in place, which limit the Company’s exposure to $350,000 or less.
      Facultative reinsurance is purchased for property values in excess of $5.0 million, casualty limits in excess of $2.0 million, or for coverage not covered by a treaty.
      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At June 30, 2005, the Company had risk exposure in excess of collateral in the amount of $10.2 million, on these programs, of which the Company has an allowance of $8.3 million, related to these exposures. As of June 30, 2005, the Company increased its exposure allowance related to reinsurance recoverables for a specific discontinued surety program. During the quarter, the Company received an updated financial report, which included an updated financial statement, from the Liquidator of the reinsurer on that program. Based upon this information, the Company increased the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowance in relation to this program to 100% of the uncollateralized exposure as of June 30, 2005. The Company’s total net exposure, after collateral and allowances, for uncollectible reinsurance at June 30, 2005, was $1.9 million, down from $2.5 million at March 31, 2005.
      The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which are in litigation with the Company. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. As of June 30, 2005, management believes that this allowance is adequate. To date, the Company has not, in the aggregate, experienced material difficulties in collecting balances from its risk-sharing partners. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations.
Note 3 — Debt

Lines of Credit
      In November 2004, the Company entered into a revolving line of credit for up to $25.0 million. The revolving line of credit replaced the Company’s previous term loan and line of credit and expires on November 11, 2007. The Company had drawn approximately $9.0 million on this new revolving line of credit to pay off its former term loan. The Company will use the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, the Company and certain of its non-regulated subsidiaries pledged security interests in certain property and assets of the Company and named subsidiaries.
      At June 30, 2005 and December 31, 2004, the Company had an outstanding balance of $7.0 million and $9.0 million on the revolving line of credit, respectively.
      The revolving line of credit provides for interest at a variable rate based, at the Company’s option, upon either a prime based rate or LIBOR-based rate. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to the Company from subsidiaries during such period (“Adjusted EBITDA”). As of June 30, 2005, the average interest rate for LIBOR-based borrowings outstanding was 4.4%.
      Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually, commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) on an annual basis, a minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of June 30, 2005, the Company was in compliance with these covenants.
      In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At June 30, 2005, this line of credit had an outstanding balance of $2.9 million. On April 26, 2005, the terms of this line of credit were modified. The modification to this line of credit included a decrease in the line of credit from $8.0 million to $6.0 million. The interest terms of this line of credit provide for interest at the prime rate minus 0.5%, or a LIBOR-based rate option, plus 2.0%. At June 30, 2005, the LIBOR-based option was 5.1% and the average interest rate was 5.0%.
     Senior Debentures
      In April 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.00%, which is non-deferrable. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $390,000 of commissions paid to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense.
      In May 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.20%, which is non-deferrable. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense.
      The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries in December 2004. The remaining proceeds from the issuance of the senior debentures may be used to support future premium growth through further contributions to the Insurance Company Subsidiaries and general corporate purposes.

Junior Subordinated Debentures
      In September 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%, which started in December 2003. These debentures are callable by the Company at par beginning in October 2008.
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
      At June 30, 2005, shareholders’ equity was $175.0 million, or a book value of $6.00 per common share, compared to $167.5 million, or a book value of $5.76 per common share, at December 31, 2004.
      In September 2002, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. In August 2003, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s common stock under the existing share repurchase plan. The original share repurchase plan expired in September 2004. In November 2004, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. For the six months and three months ended June 30, 2005, the Company purchased and retired 208,790 and 149,390 shares of common stock for a total cost of approximately $1.1 million and $786,000, respectively. The Company did not repurchase any common stock during 2004. As of June 30, 2005, the cumulative amount the Company repurchased and retired under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the current share repurchase plan was 208,790 shares of common stock for a total cost of approximately $1.1 million. As of June 30, 2005, the Company has available up to 791,210 shares remaining to be purchased.

Note 5 —	Regulatory Matters and Rating Agencies
      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is regulated by Michigan insurance regulatory statutes which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2004 statutory financial statements, Star may only pay dividends to the Company during 2005 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2004 was negative $13.7 million. At June 30, 2005, earned surplus was negative $8.5 million. No statutory dividends were paid in 2004 or 2005.
      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1.0 and 2.5 to 1.0, respectively. As of June 30, 2005, on a statutory consolidated basis, the gross and net premium leverage ratios were 2.6 to 1.0 and 2.0 to 1.0, respectively.
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
      At December 31, 2004, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $120.7 million at December 31, 2004, compared to the threshold requiring the minimum regulatory involvement of $56.9 million in 2004. At June 30, 2005, Star’s statutory surplus was $126.2 million.

Note 6 —	Commitments and Contingencies
      In June 2003, the Company entered into a Guaranty Agreement with a bank. The Company is guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, the Company is obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for the Company’s guaranty, the president and member of the unaffiliated insurance agency pledged 100% of the common stock of two insurance agencies that he wholly owns. In the event of default of the term loan by the unaffiliated insurance agency, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company has the right to sell all or a portion of the pledged assets (the common stock of the two insurance agencies) and use the proceeds from the sale to recover any amounts paid under the Guaranty Agreement. Any excess proceeds would be paid to the shareholder. As of June 30, 2005, no liability has been recorded with respect to the Company’s obligations under the Guaranty Agreement, since the collateral is in excess of the guaranteed amount.
      The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, the Company has established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with SFAS No. 5, “Accounting for Contingencies,” if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable; an accrual for the costs to resolve these claims is recorded by the Company in its consolidated balance sheets. Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income. Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate, will have a material adverse effect on the Company’s financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

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

Specialty Risk Management Operations
      The specialty risk management operations segment focuses on specialty or niche insurance business in which it provides various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include; risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of the Company’s agent-partners. The Company recognizes revenue related to the services and coverages the specialty risk management operations provides within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains (losses).

Agency Operations
      The Company earns commissions through the operation of its retail property and casualty insurance agency, which was formed in 1955. The agency is one of the largest agencies in Michigan and, with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisitions, has expanded into California. The agency operations produce commercial, personal lines, life, and accident and health insurance, for more than fifty unaffiliated insurance carriers.
      The following table sets forth the segment results (in thousands):

	For the Six Months
	Ended June 30,

	2005	2004

Revenues
Net earned premiums	$124,151	$102,796
Management fees	8,296	8,609
Claims fees	3,518	5,429
Loss control fees	1,128	1,077
Reinsurance placement	439	117
Investment income	8,554	7,133
Net realized losses	(92)	(152)

Specialty risk management	145,994	125,009
Agency operations(2)	5,942	4,989
Reconciling items(3)	96	11
Intersegment revenue(2)	(1,190)	(96)

Consolidated revenue	$150,842	$129,913

Pre-tax income:
Specialty risk management(1) and (2)	$13,983	$10,382
Agency operations(1) and (2)	1,982	1,602
Reconciling items	(3,441)	(2,363)

Consolidated pre-tax income	$12,524	$9,621

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months
	Ended June 30,

	2005	2004

Revenues
Net earned premiums	$63,364	$53,083
Management fees	4,100	3,898
Claims fees	1,766	2,728
Loss control fees	555	532
Reinsurance placement	94	(30)
Investment income	4,470	3,542
Net realized gains (losses)	22	(32)

Specialty risk management	74,371	63,721
Agency operations(2)	1,982	1,770
Reconciling items(3)	89	5
Intersegment revenue(2)	(463)	(54)

Consolidated revenue	$75,979	$65,442

Pre-tax income:
Specialty risk management(1) and (2)	$8,583	$5,775
Agency operations(1) and (2)	69	161
Reconciling items	(1,872)	(1,512)

Consolidated pre-tax income	$6,780	$4,424

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. In prior years, corporate overhead was only reflected in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents the Company’s segments as a result of improved cost allocation information. As a result, the segment information for the periods ended June 30, 2004, have been adjusted to reflect this allocation. For the six months ended June 30, 2005 and 2004, the allocation of corporate overhead to the agency operations segment was $1.7 million and $1.6 million, respectively. For the three months ended June 30, 2005 and 2004, the allocation of corporate overhead to the agency operations segment was $983,000 and $891,000, respectively.

(2)	In addition to the reclassification for the allocation of corporate overhead as described above, the Company also reclassified revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of its subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue have been reclassified. As a result, $3.8 million and $2.2 million was reclassified within the agency operations segment and the intersegment revenue for the six months and three months ended June 30, 2004, respectively. In addition, the overall net income related to this subsidiary was reclassified from the agency operations to the specialty risk management operations segment. As a result, pre-tax net income of $1.3 million and $848,000 related to this subsidiary was reclassified to the specialty risk management operations pre-tax income from the agency operations segment for the six months and three months ended June 30, 2004, respectively.

(3)	On December 4, 2003, the Company had entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of land. In July 2004, a land contract was executed and the transaction closed in escrow subject to the conveyance of certain land by the city to both parties. On May 18, 2005, the settlement of the land contract was completed. The sale of this land resulted in a total gain of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $464,000. In accordance with SFAS No. 66 “Accounting for Sales of Real Estate”, the Company recorded this transaction based on the installment method of accounting. Accordingly, the Company recorded a gain of $82,000, which reflects a portion of the total gain in proportion to the down payment to the total purchase price. The remaining $382,000 will be deferred until the land contract is paid in full, or as principal payments are received.
      The reconciling item included in the revenue relates to interest income and the above mentioned gain in the holding company. The following table sets forth the pre-tax income reconciling items (in thousands):

	For the Six Months
	Ended June 30,

	2005	2004

Holding company expenses	$(1,678)	$(1,329)
Amortization	(184)	(191)
Interest expense	(1,579)	(843)

	$(3,441)	$(2,363)

	For the Three Months
	Ended June 30,

	2005	2004

Holding company expenses	$(974)	$(892)
Amortization	(92)	(92)
Interest expense	(806)	(528)

	$(1,872)	$(1,512)

Note 8 —	Subsequent Events
      Effective July 1, 2005, the Company made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. This agency has been a producer for the Company for over ten years. Under the terms of the agreement, the Company may demand repayment of the principal, plus accrued interest at any time. As security for the loan, the shareholder has pledged 100% of the common shares of the unaffiliated insurance agency and three other insurance agencies, as well as executed a personal guaranty.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods ended June 30, 2005 and 2004

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
Critical Accounting Estimates
      In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our annual report on Form 10-K as filed with the United States Securities and Exchange Commission on March 16, 2005, are those that we consider to be our critical accounting estimates. As of the three months and six months ended June 30, 2005, there have been no material changes in regard to any of our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
     Executive Overview
      During the first half of 2005, underwriting results continued to improve over 2004. This improvement is primarily the result of the earning pattern from our controlled growth of premiums written in the last two quarters of 2004 and the first quarter of 2005, as well as the impact of rate increases achieved in 2004. Net income for the first half of 2005 continued to demonstrate our commitment to strong underwriting discipline, our consistent focus on growing our profitable specialty and fee-for-service programs, along with our on-going plan to leverage fixed costs. As a result, our generally accepted accounting principles (“GAAP”) combined ratio improved 3.4 percentage points to 98.2% in the six months ended June 30, 2005, from 101.6% in the comparable period in 2004.
      On April 19, 2005, we announced an upgrade from A.M. Best of certain of our Insurance Company Subsidiaries from B+ (Very Good), with a positive outlook to B++ (Very Good). The ratings upgrade applies to Star Insurance Company (“Star”), Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company. Additionally, A.M. Best reaffirmed the rating for Ameritrust Insurance Corporation as B+ (Very Good), with a positive outlook.
     Results of Operations
      Net income for the six months ended June 30, 2005, was $8.3 million, or $0.28 per dilutive share, up 37.5%, compared to net income of $6.1 million, or $0.21 per dilutive share, for the comparable period of 2004. As previously indicated, this improvement is primarily the result of the earning pattern from our controlled growth of premiums written in the last two quarters of 2004 and the first quarter of 2005, the impact from rate increases achieved in 2004, and the continued leveraging of fixed costs. In addition, net income was favorably impacted by approximately $820,000 from profit-sharing commissions, which were offset by an increase in expenses primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act.
      Revenues for the six months ended June 30, 2005, increased $20.9 million, or 16.1%, to $150.8 million, from $129.9 million for the comparable period in 2004. This increase reflects a $21.4 million, or 20.8%, increase in net earned premiums. The increase in net earned premiums is the result of the earning pattern from our controlled growth in written premiums experienced in 2004 and the first quarter of 2005. This increase was attributable to growth in existing programs, which included new programs implemented in 2004 that were historically profitable. The growth in net earned premiums was also attributable to a west-coast commercial transportation program and other various programs. The impact of an overall 8.4% rate increase achieved in 2004 also contributed to the increase in net earned premiums, as well as an increase in audit related premiums. This increase in revenues also reflects a $1.4 million increase in investment income, primarily the result of an increase in average invested assets. Partially offsetting these increases in revenue was the anticipated reduction in managed fee revenue from two limited duration administrative services and multi-state claims run-off contracts, terminated in 2004. Due to the earlier than anticipated termination of these contracts, the revenues that we anticipated earning in the first six months of 2005 were accelerated into the third quarter of 2004.

Specialty Risk Management Operations
      The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Six Months
	Ended June 30,

	2005	2004

Revenue:
Net earned premiums	$124,151	$102,796
Management fees	8,296	8,609
Claims fees	3,518	5,429
Loss control fees	1,128	1,077
Reinsurance placement	439	117
Investment income	8,554	7,133
Net realized losses	(92)	(152)

Total revenue	$145,994	$125,009

Pre-tax income
Specialty risk management operations(1) and (2)	$13,983	$10,382

(1)	Our specialty risk management operations now exclude an allocation of corporate overhead, which is attributable to our agency operations. In prior years, corporate overhead was only reflected in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents our segments as a result of improved cost allocation information. As a result, the segment information for the six months ended June 30, 2004, has been adjusted to reflect this allocation. For the six months ended June 30, 2005 and 2004, the allocation of corporate overhead from the specialty risk management operations to the agency operations segment was $1.7 million and $1.6 million, respectively.

(2)	We reclassified revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of our subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue have been reclassified. In addition, the overall net income related to this subsidiary was reclassified from the agency operations to the specialty risk management operations segment. As a result, pre-tax net income of $1.3 million related to this subsidiary was reclassified to the specialty risk management operations pre-tax income from the agency operations segment for the six months ended June 30, 2004.
     Revenues from specialty risk management operations increased $21.0 million, or 16.8%, to $146.0 million for the six months ended June 30, 2005, from $125.0 million for the comparable period in 2004.
      Net earned premiums increased $21.4 million, or 20.8%, to $124.2 million in the six months ended June 30, 2005, from $102.8 million in the comparable period in 2004. This increase primarily reflects the earning pattern resulting from the controlled growth of premiums written in the last two quarters of 2004 and the first quarter of 2005, as well as an increase in audit related premiums.
      Management fees decreased $313,000, or 3.6%, to $8.3 million for the six months ended June 30, 2005, from $8.6 million for the comparable period in 2004. The decrease in management fees reflects an anticipated shift in fee-for-service revenue previously generated from a third party contract to internally generated fee revenue from a specific renewal rights agreement that is eliminated upon consolidation. Due to the earlier than anticipated termination of this third party contract, the revenues that we anticipated earning in the first six months of 2005 were accelerated into the third quarter of 2004. Excluding revenue generated from this third party contract, management fee revenue increased approximately $685,000 in comparison to 2004. This increase is primarily the result of growth in a specific New England based program.
      Claim fees decreased $1.9 million, or 35.2%, to $3.5 million, from $5.4 million for the comparable period in 2004. This decrease reflects a similar anticipated shifting of revenue previously generated from a multi-state claims run-off service contract, to internally generated fee revenue from a specific renewal rights agreement that is eliminated upon consolidation. As previously indicated, due to the earlier than anticipated termination of this third party contract, the revenues that we anticipated earning in the first six months of 2005 were accelerated into the third quarter of 2004. Excluding revenue generated from this third party contract, claim fee revenue remained relatively consistent in comparison to 2004.
      Net investment income increased $1.4 million, or 19.9%, to $8.5 million in 2005, from $7.1 million in 2004. Average invested assets increased $68.7 million, or 20.4%, to $404.8 million in 2005, from $336.1 million in 2004. The increase in average invested assets reflects cash flows from underwriting activities and growth in gross written premiums during 2004 and 2005, as well as net proceeds from capital raised in 2004 through the issuances of debentures. The average investment yield for June 30, 2005, was 4.2%, compared to 4.3% for the comparable period in 2004. The current pre-tax book yield was 4.1% and current after-tax book yield was 3.1%. The investment yield reflects the accelerated prepayments in mortgage-backed securities and the reinvestment of cash flows in municipal bonds.
      Specialty risk management operations generated pre-tax income of $14.0 million for the six months ended June 30, 2005, compared to pre-tax income of $10.4 million for the comparable period in 2004. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of our controlled growth in premium volume and our continued focus on leveraging of fixed costs. The GAAP combined ratio was 98.2% for the six months ended June 30, 2005, compared to 101.6% for the same period in 2004.
      Net loss and loss adjustment expenses (“LAE”) increased $9.5 million, or 14.6%, to $74.8 million for the six months ended June 30, 2005, from $65.3 million for the same period in 2004. Our loss and LAE ratio decreased 3.3 percentage points to 65.0% for the six months ended June 30, 2005, from 68.3% for the same period in 2004. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The improvement in the loss and LAE ratio reflects a 0.8 percentage point decrease in the change in net ultimate loss estimates for prior accident years in 2005 as compared to 2004. Development on prior accident year reserves added $2.0 million, or 1.6 percentage points, to net loss and LAE in 2005, compared to $2.5 million, or 2.4 percentage points in 2004. In addition, there was a 0.8 percentage point decrease in the net loss and LAE ratio as a result of efficiencies realized within our claims handling activities. This overall improvement in the loss and LAE ratio also reflects the impact of earned premiums from the controlled growth of profitable programs which have had favorable underwriting experience, as well as our intended shift in the balance between workers’ compensation and general liability line of business. Historically, the general liability line of business has a lower loss ratio and a higher external producer commission. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.
      Our expense ratio for the six months ended June 30, 2005 was 33.2%, compared to 33.3% for the same period in 2004. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. Our expense ratio was impacted by an anticipated increase in gross external commissions, due to a shift in the balance between workers’ compensation and general liability. The general liability line of business has a higher external producer commission rate and, as previously indicated, a lower loss ratio. Offsetting these increases to the expense ratio was the impact of the leveraging of fixed costs and a reduction in net ceded excess reinsurance rates.

Agency Operations
      The following table sets forth the revenues and results from operations for our agency operations (in thousands):

	For the Six Months
	Ended June 30,

	2005	2004

Net commission(1)	$5,942	$4,989
Pre-tax income(1) and (2)	$1,982	$1,602

(1)	We reclassified revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of our subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue have been reclassified. As a result, $3.8 million was reclassified within the agency operations segment and the intersegment revenue for the six months ended June 30, 2004. In addition, the overall net income related to this subsidiary was reclassified from the agency operations to the specialty risk management operations segment. As a result, pre-tax net income of $1.3 million related to this subsidiary was reclassified to the specialty risk management operations pre-tax income from the agency operations segment for the six months ended June 30, 2004.

(2)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. In prior years, corporate overhead was only reflected in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents our segments as a result of improved cost allocation information. As a result, the segment information for the six months ended June 30, 2004, has been adjusted to reflect this allocation. For the six months ended June 30, 2005 and 2004, the allocation of corporate overhead to the agency operations segment was $1.7 million and $1.6 million, respectively.
     Revenue from agency operations, which consists primarily of agency commission revenue, increased $953,000, or 19.1%, to $5.9 million for the six months ended June 30, 2005, from $5.0 million for the comparable period in 2004. This increase is primarily the result of profit sharing commissions received in the first quarter of 2005. In addition, the agency operations experienced an increase in new business and renewal retentions in comparison to 2004, which was partially offset by a reduction in renewal rates.
      Agency operations generated pre-tax income, after the allocation of corporate overhead, of $2.0 million for the six months ended June 30, 2005, compared to $1.6 million for the comparable period in 2004. The improvement in the pre-tax margin is primarily attributable to the overall increase in commissions and leveraging of fixed costs. Excluding fixed costs and the allocation of corporate overhead, all other expenses remained relatively consistent.
Other Items
     Reserves
      At June 30, 2005, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $247.9 million. We established a reasonable range of reserves of approximately $230.8 million to $264.3 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$133,639	$151,952	$142,560
Commercial Multiple Peril/ General Liability	43,462	50,038	46,579
Commercial Automobile	35,384	42,021	39,521
Other	18,284	20,319	19,289

Total Net Reserves	$230,769	$264,330	$247,949

(1)	Includes Residual Markets

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
      The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the six months ended June 30, 2005 and the year ended December 31, 2004.
      For the six months ended June 30, 2005, we reported an increase in net ultimate loss estimates for accident years 2004 and prior to be $2.0 million, or 0.9% of $227.0 million of net loss and LAE reserves at December 31, 2004. The increase in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2005 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2005. The major components of this change in ultimate loss estimates are as follows (in thousands):

		Incurred Losses			Paid Losses
	Reserves at							Reserves
	December 31,	Current	Prior	Total	Current	Prior	Total	at June 30,
Line of Business	2004	Year	Years	Incurred	Year	Years	Paid	2005

Workers’ Compensation	$112,086	$32,038	$(199)	$31,839	$1,366	$22,724	$24,090	$119,835
Residual Markets	19,391	5,919	934	6,853	886	2,633	3,519	22,725
Commercial Multiple Peril/ General Liability	44,217	10,596	(904)	9,692	19	7,311	7,330	46,579
Commercial Automobile	33,235	16,965	1,392	18,357	2,730	9,341	12,071	39,521
Other	18,067	7,296	825	8,121	1,103	5,796	6,899	19,289

Net Reserves	226,996	$72,814	$2,048	$74,862	$6,104	$47,805	$53,909	247,949

Reinsurance Recoverable	151,161							170,120

Consolidated	$378,157							$418,069

		Re-estimated	Development
	Reserves at	Reserves at	as a Percentage
	December 31,	June 30, 2005	of Prior Year
Line of Business	2004	on Prior Years	Reserves

Workers’ Compensation	$112,086	$111,887	(0.2%)
Commercial Multiple Peril/ General Liability	44,217	43,313	(2.0%)
Commercial Automobile	33,235	34,628	4.2%
Other	18,067	18,892	4.6%

Sub-total	207,605	208,720	0.5%
Residual Markets	19,391	20,325	4.8%

Total Net Reserves	$226,996	$229,045	0.9%

Workers’ Compensation Excluding Residual Markets
      The projected net ultimate loss estimate for the workers’ compensation line of business, excluding residual markets, decreased $199,000, or 0.2% of net workers’ compensation reserves. This net overall decrease reflects reductions of $1.4 million, $3.4 million, and $762,000 in the ultimate loss estimate for accident years 2004, 2001, and 1999, respectively. The decrease in the ultimate loss estimate reflects better than expected experience on most of our workers’ compensation programs. Average severity on reported claims did not increase as much as anticipated in the prior actuarial projections; therefore ultimate loss estimates were reduced. In addition, there was a reallocation of loss reserves of $2.6 million from accident year 2001 to accident year 2000 to align the incurred but not reported (“IBNR”) reserves with the case reserves for a specific Tennessee program. The net overall decrease was offset by increases of $1.8 million, $423,000, and $2.5 million in accident years 2003, 2002, and 2000, respectively. These increases are the result of higher than expected emergence of claim activity primarily related to a Southeastern U.S. based program and the aforementioned reallocation in the Tennessee program. The change in ultimate loss estimates for all other accident years was insignificant.
Commercial Multiple Peril/ General Liability
      The commercial multiple peril and general liability lines of business had a decrease in net ultimate loss estimates of $904,000, or 2.0% of net commercial multiple peril and general liability reserves. The net decrease reflects a reduction of $701,000 in the ultimate loss estimate for accident year 2004. The improvement in the accident year reflected better than expected claim emergence on several programs. The decrease in the 2003 and 2002 accident years were $1.0 million and $209,000, respectively. The decreases in accident years 2003 and 2002 reflect the impact of a reclassification from the general liability line of business to the commercial automobile line of business. This reclassification totaled $1.2 million and was the result of actual claims emergence on three commercial automobile claims that are subject to our core casualty reinsurance program. Prior to the actual claims emergence the reserves for this exposure was carried in the general liability reinsurance line of business as IBNR. These decreases were partially offset by an increase of $555,000 in accident year 2001. This increase in the 2001 accident year loss ratio reflects slightly higher than expected emergence of claim activity in several different programs. The change in ultimate loss estimates for all other accident years was insignificant.
Commercial Automobile
      The projected net ultimate loss estimate for the commercial automobile line of business increased $1.4 million, or 4.2% of net commercial automobile reserves. This increase reflects increases of $571,000, $363,000, and $869,000, in accident years 2003, 2002, and 2001, respectively. These increases reflect the impact from the three automobile line of business claims mentioned in the above commercial multiple peril and general liability section. These increases also reflect higher than expected emergence of claim activity in an inactive program. Partially offsetting these increases were reductions of $345,000 and $370,000, in the ultimate loss estimates for accident years 2004 and 2000, respectively. The accident year 2004 reduction reflected better than expected claim emergence from a trucking program in California. Average severity on reported claims did not increase as much as anticipated in the prior actuarial projections; therefore ultimate loss estimates were reduced. The accident year 2000 reduction reflects the reallocation in IBNR on a discontinued program mentioned above. The change in ultimate loss estimates for all other accident years was insignificant.
Other
      The other lines of business had an increase in net ultimate loss estimates of $825,000, or 4.6% of net reserves on the other lines of business. This net increase reflects an increase in the exposure allowance for unrecoverable reinsurance of $548,000 related to a specific discontinued surety program. During the quarter, we received updated financial information from the Liquidator of the reinsurer on that program. Based upon this information, we increased the allowance to cover 100% of the uncollateralized exposure as of June 30, 2005. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets
      The workers’ compensation residual market line of business had an increase in net ultimate loss estimates of $934,000, or 4.8% of net reserves on the workers’ compensation residual market line of business. The change reflects an increase of $965,000 in accident year 2003, offset by a $260,000 decrease in accident year 2002. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus an estimate for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.
     Salary and Employee Benefits and Other Administrative Expenses
      Salary and employee benefits for the six months ended June 30, 2005, increased $1.1 million, or 4.5%, to $26.2 million, from $25.1 million for the comparable period in 2004. This increase primarily reflects both an increase in variable compensation, which is directly related to performance and profitability, as well as, merit increases for associates. Theses increases were partially offset by a slight decrease in staffing levels in comparison to 2004.
      Other administrative expenses increased $1.3 million, or 10.1%, to $13.8 million, from $12.5 million for the comparable period in 2004. This increase is primarily attributable to consulting and audit expenses associated with Section 404 of the Sarbanes-Oxley Act. In addition, this increase in other administrative expenses is the result of information technology enhancements. Offsetting these increases was the favorable impact of overall expense initiatives.
      Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of our segment information.
     Interest Expense
      Interest expense for the six months ended June 30, 2005, increased $736,000, or 87.3%, to $1.6 million, from $843,000 for the comparable period in 2004. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our current lines of credit. Interest expense increased $797,000 primarily as a result of the senior debentures issued in the second quarter of 2004. Interest expense related to our lines of credit remained relatively consistent in comparison to 2004. This is the result of a decrease in the average outstanding balance, offset by an increase in the average interest rate. The average outstanding balance during the six months ending June 30, 2005, was $10.7 million, compared to $16.9 million for the same period in 2004. The average interest rate, excluding the debentures, in 2005 was 5.1%, compared to 4.1% in 2004.
     Income Taxes
      Income tax expense, which includes both federal and state taxes, for the six months ended June 30, 2005, was $4.2 million, or 33.6% of income before taxes. For the same period last year, we reflected an income tax expense of $3.5 million, or 36.7% of income before taxes. Our effective tax rate differs from the 35% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields. Our current taxes are calculated using a 35% statutory rate based on taxable income greater than $18.3 million. Deferred taxes are calculated based on a 34% statutory rate. We are currently evaluating the expected tax rate for the realization of the deferred taxes.
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
      At June 30, 2005, we had 147 securities that were in an unrealized loss position. These investments all had unrealized losses of less than ten percent. At June 30, 2005, fifteen of those investments, with an aggregate $14.0 million and $408,000 fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching our conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) our ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) we also determined that the changes in market value were considered normal in relation to overall fluctuations in interest rates.
      The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	June 30, 2005

	Less than 12 Months		Greater than 12 Months

	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$12,591	$(117)	$11,912	$(281)
Obligations of states and political subdivisions	27,339	(175)	16,068	(169)
Corporate securities	21,913	(317)	17,853	(471)
Mortgage and asset backed securities	23,257	(96)	16,372	(258)

Totals	$85,100	$(705)	$62,205	$(1,179)

      As of June 30, 2005, gross unrealized gains and (losses) on securities were $7.5 million and ($1.9 million), respectively.

	December 31, 2004

	Less than 12 Months		Greater than 12 Months

	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$18,480	$(138)	$4,871	$(150)
Obligations of states and political subdivisions	28,581	(257)	551	(14)
Corporate securities	23,323	(220)	7,450	(226)
Mortgage and asset backed securities	19,583	(167)	6,442	(129)

Totals	$89,967	$(782)	$19,314	$(519)

      As of December 31, 2004, gross unrealized gains and (losses) on securities were $8.6 million and ($1.3 million), respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
     Results of Operations
      Net income for the three months ended June 30, 2005, was $4.6 million, or $0.16 per dilutive share, up 62.4%, compared to net income of $2.8 million, or $0.10 per dilutive share, for the comparable period of 2004. This improvement primarily reflects the earning pattern from our controlled growth of premiums written in the last two quarters of 2004 and the first quarter of 2005, the impact from rate increases achieved in 2004, and the continued leveraging of fixed costs. In addition, this improvement was the result of the absence of unfavorable development on prior accident years in relation to our loss reserves.
      Revenues for the three months ended June 30, 2005, increased $10.6 million, or 16.1%, to $76.0 million, from $65.4 million for the comparable period in 2004. This increase reflects a $10.3 million, or 19.4%, increase in net earned premiums. The increase in net earned premiums is the result of the earning pattern from the controlled growth in written premiums experienced in 2004 and the first quarter of 2005. This growth was attributable to growth in existing programs, which included new programs implemented in 2004 that had been historically profitable. The growth in net earned premiums was also attributable to a west-coast commercial transportation program and other various programs. The impact of an overall 8.4% rate increase achieved in 2004 also contributed to the increase in net earned premiums. This increase in revenues also reflects a $930,000, increase in investment income, primarily the result of an increase in average invested assets. Partially offsetting these increases in revenue was the anticipated reduction in a limited duration multi-state claims run-off contract, terminated in 2004. Due to the earlier than anticipated termination of this third party contract, the revenues that we anticipated earning in the second quarter of 2005 were accelerated into the third quarter of 2004.

Specialty Risk Management Operations
      The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Three Months
	Ended June 30,

	2005	2004

Revenue:
Net earned premiums	$63,364	$53,083
Management fees	4,100	3,898
Claims fees	1,766	2,728
Loss control fees	555	532
Reinsurance placement	94	(30)
Investment income	4,470	3,542
Net realized gains (losses)	22	(32)

Total revenue	$74,371	$63,721

Pre-tax income
Specialty risk management operations(1) and (2)	$8,583	$5,775

(1)	Our specialty risk management operations now exclude an allocation of corporate overhead, which is attributable to our agency operations. In prior years, corporate overhead was only reflected in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents our segments as a result of improved cost allocation information. As a result, the segment information for the three months ended June 30, 2004, has been adjusted to reflect this allocation. For the three months ended June 30, 2005 and 2004, the allocation of corporate overhead from the specialty risk management operations to the agency operations segment was $983,000 and $891,000, respectively.

(2)	We reclassified revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of our subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue have been reclassified. In addition, the overall net income related to this subsidiary was reclassified from the agency operations to the specialty risk management operations segment. As a result, pre-tax net income of $848,000 related to this subsidiary was reclassified to the specialty risk management operations pre-tax income from the agency operations segment for the three months ended June 30, 2004.

     Revenues from specialty risk management operations increased $10.7 million, or 16.7%, to $74.4 million for the three months ended June 30, 2005, from $63.7 million for the comparable period in 2004.
      Net earned premiums increased $10.3 million, or 19.4%, to $63.4 million in the three months ended June 30, 2005, from $53.1 million in the comparable period in 2004. This increase primarily reflects the earning pattern resulting from the controlled growth of programs written in the last two quarters of 2004 and the first quarter of 2005, which included new programs implemented in 2004. In addition, this growth includes the impact from the increase in the net retention on our workers’ compensation reinsurance treaty from $350,000 to $750,000.
      Management fees increased $202,000, or 5.2%, to $4.1 million for the three months ended June 30, 2005, from $3.9 million for the comparable period in 2004. The increase in management fees is primarily attributable to growth in a specific New England based program.
      Claim fees decreased $962,000, or 35.3%, to $1.8 million, from $2.7 million for the comparable period in 2004. The decrease in claim fees reflects an anticipated shift in fee revenue previously generated from a multi-state claims run-off service contract, to internally generated fee revenue from a specific renewal rights agreement that is eliminated upon consolidation. Due to the earlier than anticipated termination of this third party contract, the revenues that we anticipated earning in the second quarter of 2005 were accelerated into the third quarter of 2004. Excluding revenue generated from this third party contract, claim fee revenue remained consistent in comparison to 2004.
      Net investment income increased $928,000, or 26.2%, to $4.4 million in 2005, from $3.5 million in 2004. Average invested assets increased $66.9 million, or 19.5%, to $409.8 million in 2005, from $343.0 million in 2004. The increase in average invested assets reflects cash flows from underwriting activities and growth in gross written premiums during 2004 and 2005, as well as net proceeds from capital raised in 2004 through the issuances of debentures. The average investment yield for June 30, 2005, was 4.4%, compared to 4.1% for the comparable period in 2004. The current pre-tax book yield is 4.1% and current after-tax book yield is 3.1%. The investment yield reflects the accelerated prepayments in mortgage-backed securities and the reinvestment of cash flows in municipal bonds.
      Specialty risk management operations generated pre-tax income of $8.6 million for the three months ended June 30, 2005, compared to pre-tax income of $5.8 million for the comparable period in 2004. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of our controlled growth in premium volume and our continued focus on leveraging of fixed costs. In addition, the absence of unfavorable development on prior accident years in relation to our loss reserves contributed to this improvement. The GAAP combined ratio was 97.1% for the three months ended June 30, 2005, compared to 101.2% for the same period in 2004.
      Net loss and loss adjustment expenses increased $4.9 million, or 14.9%, to $37.7 million for the three months ended June 30, 2005, from $32.8 million for the same period in 2004. Our loss and LAE ratio decreased 2.1 percentage points to 64.4% for the three months ended June 30, 2005, from 66.5% for the same period in 2004. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The improvement in the loss and LAE ratio reflects a 0.3 percentage point decrease in the change in net ultimate loss estimates for prior accident years in 2005 as compared to 2004. Development on prior accident year reserves added $577,000, or 0.9 percentage points, to net loss and LAE in 2005, compared to $647,000, or 1.2 percentage points in 2004. The development in the second quarter of 2005 primarily reflects the impact of an increase to an exposure allowance specific to reinsurance recoverables for a discontinued surety program. During the quarter, we received updated financial information from the Liquidator of the reinsurer on that program. Based upon this information, which included an updated financial statement, we increased the allowance to 100% of the uncollateralized exposure as of June 30, 2005. In addition, there was a 0.4 percentage point decrease in the net loss and LAE ratio as a result of efficiencies within our claims handling activities. This overall improvement in the loss and LAE ratio also reflects the impact of earned premiums from the controlled growth of profitable programs which have had favorable underwriting experience, as well as our intended shift in the balance between workers’ compensation and general liability line of business. Historically, the general liability line of business has a lower loss ratio and a higher external producer commission.

      Our expense ratio decreased 2.0 percentage points to 32.7% for the three months ended June 30, 2005, from 34.7% for the same period in 2004. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. Our continued leveraging of fixed costs and a reduction in net ceded excess reinsurance costs resulted in a decrease to our overall expense ratio. As a result of the increase in our net retention on our excess of loss workers’ compensation treaty from $350,000 to $750,000, our ceded excess reinsurance costs decreased due to a lower excess reinsurance rate. In addition, ceded excess reinsurance costs decreased on the reinsurance treaty for our public entity excess liability program. The lower overall expense ratio also reflects the favorable impact of a settlement with a department of insurance authority related to insurance related assessments from old policy years. These decreases were partially offset by the anticipated increase in gross external commissions, due to a shift in the balance between workers’ compensation and general liability. The general liability line of business has a higher external producer commission rate and, as previously indicated, a lower loss ratio.

Agency Operations
      The following table sets forth the revenues and results from operations for our agency operations (in thousands):

	For the Three Months
	Ended June 30,

	2005	2004

Net commission(1)	$1,982	$1,770
Pre-tax income(1) and (2)	$69	$161

(1)	We reclassified revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of our subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue have been reclassified. As a result, $2.2 million was reclassified within the agency operations segment and the intersegment revenue for the three months ended June 30, 2004. In addition, the overall net income related to this subsidiary was reclassified from the agency operations to the specialty risk management operations segment. As a result, pre-tax net income of $848,000 related to this subsidiary was reclassified to the specialty risk management operations pre-tax income from the agency operations segment for the three months ended June 30, 2004.

(2)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. In prior years, corporate overhead was only reflected in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents our segments as a result of improved cost allocation information. As a result, the segment information for the three months ended June 30, 2004, has been adjusted to reflect this allocation. For the three months ended June 30, 2005 and 2004, the allocation of corporate overhead to the agency operations segment was $983,000 and $891,000, respectively.
     Revenue from agency operations, which consists primarily of agency commission revenue, increased $212,000, or 12.0%, to $2.0 million for the three months ended June 30, 2005, from $1.8 million for the comparable period in 2004. This increase is primarily the result of an increase in new business and renewal retention in comparison to 2004.
      Agency operations generated pre-tax income, after the allocation of corporate overhead, of $69,000 for the three months ended June 30, 2005, compared to $161,000 for the comparable period in 2004. This decrease is primarily the result of the timing of revenue, as well as an increase in the allocation of fixed overhead costs in comparison to 2004, primarily related to information technology enhancements.
Other Items
     Reserves
      For the three months ended June 30, 2005, we reported an increase in net ultimate loss estimates for accident years 2004 and prior to be $577,000, or 0.3% of $227.0 million of net loss and LAE reserves at December 31, 2004. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2005.

     Salary and Employee Benefits and Other Administrative Expenses
      Salary and employee benefits for the three months ended June 30, 2005, increased $1.3 million, or 10.7%, to $13.6 million, from $12.3 million for the comparable period in 2004. This increase primarily reflects both an increase in variable compensation, which is directly related to performance and profitability, as well as merit increases for associates. Theses increases were partially offset by a slight decrease in staffing levels in comparison to 2004.
      Other administrative expenses decreased $423,000, or 6.5%, to $6.0 million, from $6.4 million for the comparable period in 2004. This decrease is primarily attributable to a decrease in expenses related to outside third party administrators for the handling of claims and decrease in outside legal expenses in comparison to 2004. Other administrative expenses were also favorably impacted in comparison to 2004 as the result of overall expense initiatives. These decreases were partially offset by increases in expenses as a result of information technology enhancements.
      Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of our segment information.
     Interest Expense
      Interest expense for the three months ended June 30, 2005, increased $278,000, or 52.7%, to $806,000, from $528,000 for the comparable period in 2004. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our current lines of credit. Interest expense increased $320,000 primarily as a result of the senior debentures issued in the second quarter of 2004. Interest expense related to our lines of credit remained relatively consistent in comparison to 2004. This is the result of a decrease in the average outstanding balance, offset by an increase in the average interest rate. The average outstanding balance during the three months ending June 30, 2005, was $9.9 million, compared to $16.9 million for the same period in 2004. The average interest rate, excluding the debentures, in 2005 was 5.4%, compared to 4.2% in 2004.
     Income Taxes
      Income tax expense, which includes both federal and state taxes, for the three months ended June 30, 2005, was $2.3 million, or 33.2% of income before taxes. For the same period last year, we reflected an income tax expense of $1.5 million, or 34.9% of income before taxes. Our effective tax rate differs from the 35% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields. Our current taxes are calculated using a 35% statutory rate based on taxable income greater than $18.3 million. Deferred taxes are calculated based on a 34% statutory rate. We are currently evaluating the expected tax rate for the realization of the deferred taxes.

Liquidity and Capital Resources
      Our principal sources of funds, which include both regulated and non-regulated cash flows, are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, share repurchases, and debt service. Our regulated sources of funds are insurance premiums, investment income, and proceeds from the maturity and sale of invested assets. These regulated funds are used for the payment of claims, policy acquisition and other underwriting expenses, and taxes relating to the regulated portion of net income. Our non-regulated sources of funds are in the form of commission revenue, outside management fees, and intercompany management fees. These non-regulated sources of funds are used to service debt, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. The following table illustrates net income, excluding interest, depreciation, and amortization, between our regulated and non-regulated subsidiaries, which reconciles to our consolidated statement of income and statement of cash flows (in thousands):

	For the Six Months
	Ended June 30,

	2005	2004

Net income	$8,323	$6,052

Regulated Subsidiaries:
Net income	$6,370	$3,015
Depreciation and amortization	—	—
Interest	—	—

Net income, excluding interest, depreciation, and amortization	6,370	3,015

Adjustments to reconcile net income to net cash provided by operating activities	1,493	910
Changes in operating assets and liabilities	18,482	20,623

Total adjustments	19,975	21,533
Depreciation and amortization	—	—
Interest	—	—

Net cash provided by operating activities	$26,345	$24,548

Non-regulated Subsidiaries:
Net income	$1,953	$3,037
Depreciation and amortization	1,433	848
Interest	1,579	969

Net income, excluding interest, depreciation, and amortization	4,965	4,854

Adjustments to reconcile net income to net cash (used in) provided by operating activities	1,954	1,376
Changes in operating assets and liabilities	(7,232)	(2,663)

Total adjustments	(5,278)	(1,287)
Depreciation and amortization	(1,433)	(848)
Interest	(1,579)	(969)

Net cash (used in) provided by operating activities	$(3,325)	$1,750

Consolidated total adjustments	14,697	20,246

Consolidated net cash provided by operating activities	$23,020	$26,298

	For the Three Months
	Ended June 30,

	2005	2004

Net income	$4,580	$2,820

Regulated Subsidiaries:
Net income	$3,752	$1,605
Depreciation and amortization	—	—
Interest	—	—

Net income, excluding interest, depreciation, and amortization	3,752	1,605

Adjustments to reconcile net income to net cash provided by operating activities	786	12
Changes in operating assets and liabilities	6,469	7,465

Total adjustments	7,255	7,477
Depreciation and amortization	—	—
Interest	—	—

Net cash provided by operating activities	$11,007	$9,082

Non-regulated Subsidiaries:
Net income	$828	$1,215
Depreciation and amortization	756	474
Interest	806	591

Net income, excluding interest, depreciation, and amortization	2,390	2,280

Adjustments to reconcile net income to net cash (used in) provided by operating activities	1,109	1,511
Changes in operating assets and liabilities	(4,093)	(1,667)

Total adjustments	(2,984)	(156)
Depreciation and amortization	(756)	(474)
Interest	(806)	(591)

Net cash (used in) provided by operating activities	$(2,156)	$1,059

Consolidated total adjustments	4,271	7,321

Consolidated net cash provided by operating activities	$8,851	$10,141

      Consolidated cash flow provided by operations for the six months ended June 30, 2005, was $23.0 million, compared to consolidated cash flow provided by operations of $26.3 million for the comparable period in 2004.
      Regulated subsidiaries’ cash flow provided by operations for the six months ended June 30, 2005, was $26.3 million, compared to $24.5 million for the comparable period in 2004. This increase is the result of improved underwriting results and an increase in investment income, offset by a tax benefit reduction from the utilization of the net operating loss carryforward in 2004.
      Non-regulated subsidiaries’ cash flow used in operations for the six months ended June 30, 2005, was $3.3 million, compared to $1.8 million provided by operations for the comparable period in 2004. The decrease in non-regulated cash flow from operations primarily reflects the decrease in net income as a result of an increase in administrative costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act, offset by an increase in revenue associated with profit-sharing commissions. In addition, the decrease in cash flow from operations is the result of variable compensation payments made in the first quarter of 2005, related to 2004 performance and profitability and a decrease in cash as a result of tax payments.

      In addition to the changes described above in relation to our cash provided by operations, we had an increase in cash used in investing activities as a result of an $11.6 cash payment for our new corporate headquarters in the first quarter of 2005. The proceeds from the 2004 issuance of debentures, which are described below, were used for the purchase of our new building. On January 1, 2005, we entered into a Lease Agreement for our furniture and phone system in relation to our new building. As of June 30, 2005, the total liability in relation to this lease was $1.0 million. Total lease payments made for the six months and three months ended June 30, 2005, were approximately $117,000 and $65,000, respectively.
      We anticipate a temporary increase in cash outflows related to investments in technology as we continue to enhance our operating systems and controls.
Other Items
      In September 2003, an unconsolidated subsidiary trust of ours issued $10.0 million of mandatory redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, we issued $10.3 million in junior subordinated debentures, which includes our $310,000 investment in the trust. We received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense. We contributed $6.3 million of the proceeds to our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. The debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%.
      In April 2004, we issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.00%, which is non-deferrable. The senior debentures are callable at par after five years from the date of issuance. Associated with this transaction, we incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense.
      In May 2004, we issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.20%, which is non-deferrable. The senior debentures are callable at par after five years from the date of issuance. Associated with this transaction, we incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense.
      We contributed $9.9 million of the proceeds from the senior debentures to our Insurance Company Subsidiaries in December 2004. The remaining proceeds from the issuance of the senior debentures may be used to support future premium growth through further contributions to our Insurance Company Subsidiaries and general corporate purposes.
      In November 2004, we entered into a revolving line of credit for up to $25.0 million. The revolving line of credit replaced our previous term loan and line of credit and expires on November 11, 2007. We had drawn approximately $9.0 million on this new revolving line of credit to pay off our former term loan. We will use the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, we and certain of our non-regulated subsidiaries pledged security interests in certain property and assets of named subsidiaries.
      At June 30, 2005 and December 31, 2004, we had an outstanding balance of $7.0 million and $9.0 million on the new revolving line of credit, respectively.
      The revolving line of credit provides for interest at a variable rate based, at our option, upon either a prime based rate or LIBOR-based rate. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to us from subsidiaries during such period (“Adjusted EBITDA”). As of June 30, 2005, the average interest rate for LIBOR-based borrowings outstanding was 4.4%.
      Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually, commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) on an annual basis, a minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of June 30, 2005, we were in compliance with these covenants.
      In addition, our non-insurance premium finance subsidiary maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At June 30, 2005, this line of credit had an outstanding balance of $2.9 million. On April 26, 2005, the terms of this line of credit were modified. The modification to this line of credit included a decrease in the line of credit from $8.0 million to $6.0 million. The interest terms of this line of credit provide for interest at the prime rate minus 0.5%, or a LIBOR-based rate option, plus 2.0%. At June 30, 2005, the LIBOR-based option was 5.1% and the average interest was 5.0%.
      At June 30, 2005, shareholders’ equity was $175.0 million, or $6.00 per common share, compared to $167.5 million, or $5.76 per common share, at December 31, 2004.
      In September 2002, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. In August 2003, our Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of our common stock under the existing share repurchase plan. The original share repurchase plan expired in September 2004. In November 2004, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. For the six months and three months ended June 30, 2005, we purchased and retired 208,790 and 149,390 shares of common stock for a total cost of approximately $1.1 million and $786,000, respectively. We did not repurchase any common stock during 2004. As of June 30, 2005, the cumulative amount we have repurchased and retired under the current share repurchase plan was 208,790 shares of common stock for a total cost of approximately $1.1 million. As of June 30, 2005, we have available up to 791,210 shares remaining to be purchased.
      A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to us in the form of dividends, loans or advances. The restriction on the transferability to us from the Insurance Company Subsidiaries is regulated by Michigan insurance statutes which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2004 statutory financial statements, Star may only pay dividends to us during 2005 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2004 was negative $13.7 million. At June 30, 2005, earned surplus was negative $8.5 million. No dividends were paid in 2004 or 2005.
     Contractual Obligations and Commitments
      There were no material changes outside the ordinary course of our business in relation to our contractual obligations and commitments for the three months and six months ended June 30, 2005.

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
      At December 31, 2004, all of our Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $120.7 million at December 31, 2004, compared to the threshold requiring the minimum regulatory involvement of $56.9 million in 2004. At June 30, 2005, Star’s statutory surplus increased $5.5 million to $126.2 million.
      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 3.0 to 1.0 and 2.5 to 1.0, respectively. As of June 30, 2005, on a statutory consolidated basis, gross and net premium leverage ratios were 2.6 to 1.0 and 2.0 to 1.0, respectively.
     Reinsurance
      Intercompany pooling agreements are commonly entered into between affiliated insurance companies, so as to allow the companies to utilize the capital and surplus of all of the companies, rather than each individual company. Under pooling arrangements, companies share in the insurance business that is underwritten and allocate the combined premium, losses and related expenses between the companies within the pooling arrangement. Effective January 1, 2005, the Insurance Company Subsidiaries entered into an Inter-Company Reinsurance Agreement (the “Reinsurance Agreement”). This Reinsurance Agreement includes Star, Ameritrust Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”) and Williamsburg National Insurance Company (“Williamsburg”). Pursuant to the Reinsurance Agreement, Savers, Ameritrust and Williamsburg have agreed to cede to Star and Star has agreed to reinsure 100% of the liabilities and expenses of Savers, Ameritrust and Williamsburg, relating to all insurance and reinsurance policies issued by them. In return, Star agrees to cede and Savers, Ameritrust and Williamsburg have agreed to reinsure Star for their respective percentages of the liabilities and expenses of Star. The Reinsurance Agreement was filed with the applicable regulatory authorities and was not disapproved. Any changes to the Reinsurance Agreement must be submitted to the applicable regulatory authorities for review and approval.
     Off-Balance Sheet Arrangements
      In June 2003, we entered into a Guaranty Agreement with a bank. We are guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, we are obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for our guaranty, the president and member of the unaffiliated insurance agency pledged 100% of the common shares of two other insurance agencies that he wholly owns. In the event of default on the term loan by the unaffiliated insurance agency, we have the right to sell any or all of the pledged assets (the common stock of the two insurance agencies) and use the proceeds from the sale to recover any amounts paid under the Guaranty Agreement. Any excess proceeds would be paid to the shareholder. As of June 30,

2005, no liability has been recorded with respect to our obligations under the Guaranty Agreement, since the collateral is in excess of the guaranteed amount.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. Commencing in the first quarter of 2003, we began expensing the fair value of all stock options granted since January 1, 2003 under the prospective method. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that delays the compliance dates for SFAS 123R. Under the new rule, SFAS 123R is effective for public companies for annual, rather than interim periods, that begin after June 15, 2005. Therefore, we are required to adopt SFAS 123R in the first quarter of 2006, or beginning January 1, 2006. We are currently evaluating the requirements of SFAS 123R and have not yet determined the method of adoption or impact SFAS 123R will have on our financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces the mentioned pronouncements and changes the requirements for the accounting and reporting of a change in an accounting principle. This Statement applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. However, when a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in 2006. We believe the adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.
      In July 2005, the FASB issued an exposure draft of a proposed interpretation on accounting for uncertain tax positions under SFAS No. 109 “Accounting for Income Taxes”. If adopted as proposed, the pronouncement will be effective December 31, 2005 and only those tax benefits that meet the probable recognition threshold may be recognized or continue to be recognized as of the effective date. We are currently evaluating the impact this proposed interpretation will have on our financial statements.
Subsequent Events
      Effective July 1, 2005, we made a $2.5 million loan, at an effective interest rate equal to the three month LIBOR, plus 5.2%, to an unaffiliated insurance agency. This agency has been a producer for us for over ten years. Under the terms of the agreement, we may demand repayment of the principal, plus accrued interest at any time. As security for the loan, the shareholder has pledged 100% of the common shares of the unaffiliated insurance agency and three insurance agencies, as well as executed a personal guaranty.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of June 30, 2005. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.
      Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and five years. At June 30, 2005, our fixed income portfolio had a modified duration of 3.75, compared to 3.46 at December 31, 2004.
      At June 30, 2005, the fair value of our investment portfolio was $374.6 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. During 2003 and 2004, we began to increase our holdings of tax-exempt securities based on our return to profitability and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2004. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.
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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Market Value	$389,412	$374,570	$359,904
Yield to Maturity or Call	2.93%	3.93%	4.93%
Effective Duration	3.82	3.89	3.99
      The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, lines of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.
      At June 30, 2005 and December 31, 2004, our $35.3 million of debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At this level, a 1% change in market rates would change interest expense by $353,000.
      In addition, our revolving line of credit under which we can borrow up to $25.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At June 30, 2005, we had $7.0 million outstanding. At this level, a one percent change in market rates would change interest expense by $70,000. At December 31, 2004, we had $9.0 million outstanding. At this level, a one percent change in market rates would have changed interest expense by $90,000.

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
      As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
      There were no significant changes in our internal control over financial reporting during the three month period ended June 30, 2005, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      The information required by this item is included under Note 6 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2005, which is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      In November 2004, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. For the three months ended June 30, 2005, the Company purchased and retired 149,390 shares of common stock for a total cost of approximately $786,000.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total	Average	Announced	Repurchased
	Number of	Price Paid	Plans or	Under the Plans
Period	Shares	Per Share	Programs	or Programs

April 1 — April 30, 2005	20,500	$5.19	20,500	920,100
May 1 — May 31, 2005	—	—	—	920,100
June 1 — June 30, 2005	128,890	$5.22	128,890	791,210

Total	149,390	$5.21	149,390

Item 4.	Submission of Matters to a Vote of Security Holders
      On May 10, 2005, the Company held its Annual Meeting of Shareholders (“Annual Meeting”) to consider and act upon the following proposals:

(1) The election of three (3) members to the Board of Directors of the Company; and

(2) Ratification of the appointment of the Company’s independent accountants, PricewaterhouseCoopers, LLP.
      The following Directors stood for election at the Annual Meeting: (1) Robert H. Naftaly; (2) Robert W. Sturgis; and (3) Bruce E. Thal. The shareholders re-elected the Directors at the Annual Meeting and therefore, each shall continue in office. The vote tabulation for each Director was: (1) Robert H. Naftaly — 25,086,667 in favor and 419,855 withheld; (2) Robert W. Sturgis — 25,087,667 in favor and 418,855 withheld; and (3) Bruce E. Thal — 25,086,995 in favor and 419,527 withheld. Other Directors continuing in office after the meeting were as follows: Robert S. Cubbin, Joseph S. Dresner, Hugh W. Greenberg, Florine Mark, David K. Page, Merton J. Segal, and Herbert Tyner.
      The shareholders ratified the appointment of PricewaterhouseCoopers, LLP by a vote of 25,477,379 in favor, 22,857 against and 6,286 abstained.

Item 6.	Exhibits
      The following documents are filed as part of this Report:

Exhibit
No.	Description

10.1	First Modification to the Amended and Restated Loan and Security Agreement between Liberty Premium Finance, Inc. and Comerica Bank, dated April 26, 2005.
10.2	Reciprocal Easement and Operation Agreement between Meadowbrook Insurance Group, Inc. and MB Center II, LLC, dated May 9, 2005.
10.3	First Amendment to Land Contract between MB Center II, LLC and Meadowbrook Insurance Group, Inc., dated May 20, 2005.
10.4	Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association, dated May 20, 2005.
10.5	Demand Note between Meadowbrook Insurance Group, Inc. and Renaissance Alliance Insurance Services, LLC, dated July 1, 2005.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES
      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ Karen M. Spaun

Senior Vice President and
Chief Financial Officer
Dated: August 5, 2005

EXHIBIT INDEX

Exhibit
No.	Description

10.1	First Modification to the Amended and Restated Loan and Security Agreement between Liberty Premium Finance, Inc. and Comerica Bank, dated April 26, 2005.
10.2	Reciprocal Easement and Operation Agreement between Meadowbrook Insurance Group, Inc. and MB Center II, LLC, dated May 9, 2005.
10.3	First Amendment to Land Contract between MB Center II, LLC and Meadowbrook Insurance Group, Inc., dated May 20, 2005.
10.4	Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association, dated May 20, 2005.
10.5	Demand Note between Meadowbrook Insurance Group, Inc. and Renaissance Alliance Insurance Services, LLC, dated July 1, 2005.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.