Form 10-Q
period 2005-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2005-11-07
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 1, 2005 was 28,684,282.

		Page

PART I — FINANCIAL INFORMATION
ITEM 1 —	FINANCIAL STATEMENTS
	Consolidated Statements of Income (unaudited)	2-3
	Consolidated Statements of Comprehensive Income (unaudited)	4-5
	Consolidated Balance Sheets (unaudited)	6
	Consolidated Statement of Cash Flows (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	8-21
ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22-42
ITEM 3 —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42-43
ITEM 4 —	CONTROLS AND PROCEDURES	43-44
PART II — OTHER INFORMATION
ITEM 1 —	LEGAL PROCEEDINGS	45
ITEM 2 —	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45
ITEM 6 —	EXHIBITS	45-46
SIGNATURES		47

PART 1 — FINANCIAL INFORMATION
ITEM 1     Financial Statements
MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands,
	except share data)
Revenues
Premiums earned
Gross	$244,016	$211,125
Ceded	(56,660)	(55,366)

Net earned premiums	187,356	155,759
Net commissions and fees	27,333	32,794
Net investment income	13,159	10,901
Net realized gains (losses)	31	(73)

Total revenues	227,879	199,381

Expenses
Losses and loss adjustment expenses	179,669	158,467
Reinsurance recoveries	(66,338)	(61,303)

Net losses and loss adjustment expenses	113,331	97,164
Salaries and employee benefits	39,166	39,417
Policy acquisition and other underwriting expenses	33,740	24,585
Other administrative expenses	19,868	19,367
Interest expense	2,527	1,529

Total expenses	208,632	182,062

Income before taxes and equity earnings	19,247	17,319

Federal and state income tax expense	6,250	6,043
Equity (losses) earnings, of affiliates	(12)	28

Net income	$12,985	$11,304

Earnings Per Share
Basic	$0.45	$0.39
Diluted	$0.44	$0.38
Weighted average number of common shares
Basic	29,052,785	29,040,503
Diluted	29,363,045	29,420,049
The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands,
	except share data)
Revenues
Premiums earned
Gross	$82,466	$75,025
Ceded	(19,261)	(22,062)

Net earned premiums	63,205	52,963
Net commissions and fees	9,200	12,669
Net investment income	4,591	3,757
Net realized gains	41	79

Total revenues	77,037	69,468

Expenses
Losses and loss adjustment expenses	61,805	57,056
Reinsurance recoveries	(23,336)	(25,227)

Net losses and loss adjustment expenses	38,469	31,829
Salaries and employee benefits	12,913	14,284
Policy acquisition and other underwriting expenses	11,947	8,169
Other administrative expenses	6,037	6,802
Interest expense	948	686

Total expenses	70,314	61,770

Income before taxes and equity earnings	6,723	7,698

Federal and state income tax expense	2,048	2,509
Equity (losses) earnings, of affiliates	(13)	63

Net income	$4,662	$5,252

Earnings Per Share
Basic	$0.16	$0.18
Diluted	$0.16	$0.18
Weighted average number of common shares
Basic	28,957,369	29,059,626
Diluted	29,269,638	29,425,674
The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Nine Months
	Ended September 30,

	2005	2004

	(Unaudited)
	(In thousands)
Net income	$12,985	$11,304
Other comprehensive income (loss), net of tax:
Unrealized losses on securities	(4,844)	(1,386)
Less: reclassification adjustment for losses included in net income	61	41

Other comprehensive loss, net of tax	(4,783)	(1,345)

Comprehensive income	$8,202	$9,959

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three
	Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
Net income	$4,662	$5,252
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(3,633)	3,285
Less: reclassification adjustment for (gains) losses included in net income	(18)	(19)

Other comprehensive (loss) gain, net of tax	(3,651)	3,266

Comprehensive income	$1,011	$8,518

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands,
	except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $382,183 and $324,966)	$382,250	$332,242
Equity securities available for sale, at fair value (cost of $0)	—	39

Total investments	382,250	332,281
Cash and cash equivalents	51,897	69,875
Accrued investment income	4,631	4,331
Premiums and agent balances receivable, net	105,815	84,094
Reinsurance recoverable on:
Paid losses	15,095	17,908
Unpaid losses	181,262	151,161
Prepaid reinsurance premiums	24,743	26,075
Deferred policy acquisition costs	26,594	25,167
Deferred federal income taxes	16,354	14,956
Goodwill	28,997	28,997
Other assets	44,168	46,851

Total assets	$881,806	$801,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$443,294	$378,157
Unearned premiums	143,312	134,302
Debt	2,298	12,144
Debentures	55,930	35,310
Accounts payable and accrued expenses	28,997	38,837
Reinsurance funds held and balances payable	15,388	17,832
Payable to insurance companies	5,526	6,990
Other liabilities	13,107	10,614

Total liabilities	707,852	634,186

Commitments and contingencies (Note 6)
Shareholders’ Equity
Common stock, $0.01 stated value; authorized 50,000,000 shares; 28,759,282 and 29,074,832 shares issued and outstanding	288	290
Additional paid-in capital	124,968	126,085
Retained earnings	49,512	37,175
Note receivable from officer	(859)	(868)
Accumulated other comprehensive income	45	4,828

Total shareholders’ equity	173,954	167,510

Total liabilities and shareholders’ equity	$881,806	$801,696

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2005	2004

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$12,985	$11,304
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	277	284
Amortization of deferred debenture issuance costs	116	73
Depreciation of furniture, equipment, and building	1,853	1,087
Net accretion of discount and premiums on bonds	1,786	1,318
Loss on sale of investments, net	94	63
Gain on sale of fixed assets	(148)	(22)
Stock-based employee compensation	32	61
Long-term incentive plan expense	585	488
Deferred income tax expense	1,067	2,193
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(21,721)	(22,572)
Reinsurance recoverable on paid and unpaid losses	(27,289)	(11,104)
Prepaid reinsurance premiums	1,332	(3,514)
Deferred policy acquisition costs	(1,427)	(3,918)
Other assets	6,172	4,244
Increase (decrease) in:
Losses and loss adjustment expenses	65,137	32,677
Unearned premiums	9,010	20,035
Payable to insurance companies	(1,464)	(106)
Reinsurance funds held and balances payable	(2,444)	5,946
Other liabilities	2,746	4,807

Total adjustments	35,714	32,040

Net cash provided by operating activities	48,699	43,344

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(174,301)	(87,022)
Proceeds from sales and maturities of debt securities available for sale	115,196	38,294
Proceeds from sales of equity securities available for sale	8	—
Capital expenditures	(14,050)	(3,156)
Purchase of books of business	(342)	(361)
Proceeds from sale of assets	633	2,784
Deconsolidation of subsidiary	—	(4,218)
Other investing activities	(1,942)	2,398

Net cash used in investing activities	(74,798)	(51,281)

Cash Flows From Financing Activities
Proceeds from lines of credit	6,388	9,829
Payment of lines of credit	(16,234)	(13,585)
Net proceeds from debentures	19,400	24,250
Book overdraft	1,172	(607)
Stock options exercised	995	125
Share repurchases of common stock	(3,404)	—
Other financing activities	(196)	14

Net cash provided by financing activities	8,121	20,026

Net (decrease) increase in cash and cash equivalents	(17,978)	12,089
Cash and cash equivalents, beginning of period	69,875	50,647

Cash and cash equivalents, end of period	$51,897	$62,736

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Summary of Significant Accounting Policies

Basis of Presentation and Management Representation
      The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation (which are collectively referred to as the “Insurance Company Subsidiaries”), and Preferred Insurance Company, Ltd. The consolidated financial statements also include Meadowbrook, Inc., Crest Financial Corporation, and their subsidiaries. In addition, the consolidated financial statements include the equity earnings of the Company’s wholly owned unconsolidated subsidiaries, American Indemnity Insurance Company, Ltd., Meadowbrook Capital Trust I, and Meadowbrook Capital Trust II.
      In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results expected for the full year.
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
      Fee income, which includes risk management consulting, loss control, and claims services, is recognized during the period the services are provided. Depending on the terms of the contract, claims processing fees are recognized as revenue over the estimated life of the claims, or the estimated life of the contract. For those contracts that provide services beyond the expiration or termination of the contract, fees are deferred in an amount equal to management’s estimate of the Company’s obligation to continue to provide services.
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
(Unaudited)
      The Company reviews, on an ongoing basis, the collectibility of its receivables and establishes an allowance for estimated uncollectible accounts.
      Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend income is recognized when declared and interest income is recognized when earned. Discount or premium on debt securities purchased at other than par value is amortized using the effective yield method. Investments with other than temporary declines in fair value are written down to their estimated net fair value and the related realized losses are recognized in income.

Earnings Per Share
      Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method.
      Outstanding options of 619,092 and 976,020 for the nine months ended September 30, 2005 and 2004, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 310,260 and 307,386 for the nine months ended September 30, 2005 and 2004, respectively. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 72,160 for the nine months ended September 30, 2004. There were no outstanding warrants as of September 30, 2005.
      Outstanding options of 619,092 and 976,020 for the three months ended September 30, 2005 and 2004, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 312,269 and 296,481 for the three months ended September 30, 2005 and 2004, respectively. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 69,567 for the three months ended September 30, 2004. There were no outstanding warrants as of September 30, 2005.

Stock Options
      Effective January 1, 2003, the Company adopted the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” utilizing the prospective method. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. Upon implementation of SFAS No. 148 in 2003, the Company is recognizing stock-based compensation expense for awards granted after January 1, 2003.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      In 2004, the Company’s Board of Directors approved the adoption of a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period with the first performance period commencing January 1, 2004. At the end of the three-year performance period, and if the performance target is achieved, the Committee shall determine the amount of LTIP awards that are payable to participants in the LTIP. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a restricted stock award. If the Company achieves the three-year performance target, payment of the award would be made in three annual installments. The number of shares of Company’s common stock subject to the restricted stock award shall equal the dollar amount of one-half of the LTIP award divided by the fair market value of Company’s common stock on the first date of the performance period. The restricted stock awards shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set forth and approved by the Committee, as included in the LTIP. At September 30, 2005 and December 31, 2004, the Company had $2.5 million and $1.3 million accrued under the LTIP, respectively.
      If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for the periods ending September 30, 2005 and 2004 would be as follows (in thousands):

	For the Nine Months
	Ended September 30,

	2005	2004

Net income, as reported	$12,985	$11,304
Stock-based employee compensation expense included in reported income, net of related tax effects	21	40
Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(161)	(344)

Pro forma net income	$12,845	$11,000

Earnings per share:
Basic — as reported	$0.45	$0.39
Basic — pro forma	$0.44	$0.38
Diluted — as reported	$0.44	$0.38
Diluted — pro forma	$0.44	$0.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months
	Ended September 30,

	2005	2004

Net income, as reported	$4,662	$5,252
Stock-based employee compensation expense included in reported income, net of related tax effects	6	11
Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(40)	(93)

Pro forma net income	$4,628	$5,170

Earnings per share:
Basic — as reported	$0.16	$0.18
Basic — pro forma	$0.16	$0.18
Diluted — as reported	$0.16	$0.18
Diluted — pro forma	$0.16	$0.18
      No options were granted during the nine months and three months ending September 30, 2005 or 2004.
      Compensation expense of $32,000 and $61,000 has been recorded in the nine months ended September 30, 2005 and 2004, respectively, under SFAS 148. Compensation expense of $9,000 and $17,000 has been recorded in the three months ended September 30, 2005 and 2004, respectively.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. Commencing in the first quarter of 2003, the Company began expensing the fair value of all stock options granted since January 1, 2003 under the prospective method. Under SFAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123(R) for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that delays the compliance dates for SFAS 123(R). Under the new rule, SFAS 123(R) is effective for public companies for annual, rather than interim periods, that begin after June 15, 2005. Therefore, the Company is required to adopt SFAS 123(R) in the first quarter of 2006, or beginning January 1, 2006. The Company has evaluated the requirements of SFAS 123(R) and has determined the impact on its financial statements related to existing stock options is immaterial.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
      In July 2005, the FASB issued an exposure draft of a proposed interpretation on accounting for uncertain tax positions under SFAS No. 109 “Accounting for Income Taxes.” If adopted as proposed, the pronouncement will be effective December 31, 2005 and only those tax benefits that meet the probable recognition threshold may be recognized or continue to be recognized as of the effective date. The Company has evaluated the impact this proposed interpretation will have on its financial statements and does not expect it to have a material impact.
Note 2 — Reinsurance
      The Insurance Company Subsidiaries cede insurance to other insurers under pro-rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its exposure to large losses or from hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, the Insurance Company Subsidiaries would be liable for such defaulted amounts. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other insurers and reinsurers, both domestic and foreign, under pro-rata and excess-of-loss contracts. Based upon management’s evaluation, they have concluded the reinsurance agreements entered into by the Company transfer both significant timing and underwriting risk to the reinsurer and, accordingly, are accounted for as reinsurance under the provisions of SFAS. No. 113 “Accounting and Reporting for Reinsurance for Short-Duration and Long-Duration Contracts.”
      Intercompany pooling agreements are commonly entered into between affiliated insurance companies, so as to allow the companies to utilize the capital and surplus of all of the companies, rather than each individual company. Under pooling arrangements, companies share in the insurance business that is underwritten and allocate the combined premium, losses and related expenses between the companies within the pooling arrangement. Effective January 1, 2005, the Insurance Company Subsidiaries entered into an Inter-Company Reinsurance Agreement (the “Pooling Agreement”). This Pooling Agreement includes Star, Ameritrust Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”) and Williamsburg National Insurance Company (“Williamsburg”). Pursuant to the Pooling Agreement, Savers, Ameritrust and Williamsburg have agreed to cede to Star and Star has agreed to reinsure 100% of the liabilities and expenses of Savers, Ameritrust and Williamsburg, relating to all insurance and reinsurance policies issued by them. In return, Star agrees to cede and Savers, Ameritrust and Williamsburg have agreed to reinsure Star for their respective percentages of the liabilities and expenses of Star. The Pooling Agreement was filed with the applicable regulatory authorities. Any changes to the Pooling Agreement must be submitted to the applicable regulatory authorities.
      At September 30, 2005, the Company had reinsurance recoverables for paid and unpaid losses of $196.4 million. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or letters of credit. The largest unsecured reinsurance recoverable is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 37.0%, or $72.6 million, of the total recoverable for paid and unpaid losses.
      The Company maintains an excess-of-loss reinsurance treaty designed to protect against large or unusual loss and loss adjustment expense activity. The Company determines the appropriate amount of reinsurance primarily based on the Company’s evaluation of the risks accepted, but also considers analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. To date, there have been no material disputes with the Company’s excess-of-loss reinsurers. No assurance can be given, however, regarding the future ability of any of the Company’s excess-of-loss reinsurers to meet their obligations.
      Under the workers’ compensation reinsurance treaty, reinsurers are responsible for 100% of each loss in excess of $350,000, up to $5.0 million for each claimant, on losses occurring prior to April 1, 2005. The Company increased its retention from $350,000 to $750,000, for losses occurring on or after April 1, 2005. In addition, there is coverage for loss events involving more than one claimant up to $50.0 million per occurrence. In a loss event involving more than one claimant, the per claimant coverage is $10.0 million.
      Under the core liability reinsurance treaty, the reinsurers are responsible for 100% of each loss in excess of $350,000, up to $2.0 million per occurrence on policies effective prior to June 1, 2005. The Company increased its retention from $350,000 to $500,000, for losses occurring on policies effective on or after June 1, 2005. The Company also purchased an additional $3.0 million of reinsurance clash coverage in excess of the $2.0 million to cover amounts that may be in excess of the $2.0 million policy limit, such as expenses associated with the settlement of claims or awards in excess of policy limits. Reinsurance clash coverage reinsures a loss when two or more policies are involved in a common occurrence.
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
      Under the semi-automatic facultative reinsurance treaties, covering the Company’s umbrella policies, the reinsurers are responsible for a minimum of 85% of the first million in coverage and 100% of each of the second through fifth million of coverage, up to $5.0 million. The reinsurers pay a ceding commission to reimburse the Company for its expenses associated with the treaties.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
      In its risk-sharing programs, the Company is also subject to credit risk with respect to the payment of claims by its clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, and on the portion of risk exposure either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors considered by the Company in entering into and renewing risk-sharing programs. The Company collateralizes balances due from its risk-sharing partners through funds withheld trusts or letters of credit. At September 30, 2005, the Company had risk exposure in excess of collateral in the amount of $10.6 million on these programs, of which the Company has an allowance of $8.5 million, related to these exposures. At June 30, 2005, the Company increased its exposure allowance related to reinsurance recoverables for a specific discontinued surety program. The Company had received an updated financial report from the liquidator of the defunct reinsurer on that program. Based upon this information, the Company increased the allowance in relation to this program to 100% of the uncollateralized exposure as of June 30, 2005. The Company’s total net exposure, after collateral and allowances, for uncollectible reinsurance at September 30, 2005, was $2.1 million, up from $1.9 million at June 30, 2005.
      The Company has historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which are in litigation with the Company. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. As of September 30, 2005, management believes that this allowance is adequate. No assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations.
Note 3 — Debt

Lines of Credit
      In November 2004, the Company entered into a revolving line of credit for up to $25.0 million. The revolving line of credit replaced the Company’s former term loan and line of credit and expires in November 2007. The Company had drawn approximately $9.0 million on this new revolving line of credit to pay off its former term loan. The Company used the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, the Company and certain of its non-regulated subsidiaries pledged security interests in certain property and assets of the Company and named subsidiaries.
      At September 30, 2005, there was no outstanding balance on the revolving line of credit. On December 31, 2004, the Company had an outstanding balance of $9.0 million on the revolving line of credit.
      The revolving line of credit provides for interest at a variable rate based, at the Company’s option, upon either a prime based rate or LIBOR-based rate. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to the Company from subsidiaries during such period (“Adjusted EBITDA”). For the three month period ending September 30, 2005, the average interest rate for LIBOR-based borrowings was 4.7%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually, commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) on an annual basis, a minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of September 30, 2005, the Company was in compliance with these covenants.
      In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At September 30, 2005, this line of credit had an outstanding balance of $2.3 million. On April 26, 2005, the terms of this line of credit were modified. The modifications included a decrease in the line of credit from $8.0 million to $6.0 million. The interest terms of this line of credit provide for interest at the prime rate minus 0.5%, or a LIBOR-based rate, plus 2.0%. At September 30, 2005, the LIBOR-based option was 5.6% and the average interest rate was 5.6%.

Senior Debentures
      In April 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.
      In May 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.
      The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries in December 2004. The remaining proceeds from the issuance of the senior debentures may be used to support future premium growth through further contributions to the Insurance Company Subsidiaries and general corporate purposes.

Junior Subordinated Debentures
      In September 2005, Meadowbrook Capital Trust II (the “Trust II”), an unconsolidated subsidiary trust of the Company, issued $20.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $20.6 million in junior subordinated debentures, which includes the Company’s investment in the trust of $620,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. These debentures are callable by the Company at par beginning in October 2010.
      The Company received $19.4 million in net proceeds, after the deduction of approximately $600,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense.
      The Company contributed $10.0 million of the proceeds from the issuance of these debentures to its Insurance Company Subsidiaries and the remaining balance will be used for general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      In September 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable TPS to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. These debentures are callable by the Company at par beginning in October 2008.
      The Company received $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.
      The Company contributed $6.3 million of the proceeds from the issuance of these debentures to its Insurance Company Subsidiaries and the remaining balance has been used for general corporate purposes.
      The junior subordinated debentures are unsecured obligations of the Company and are junior to the right of payment to all senior indebtedness of the Company. The Company has guaranteed that the payments made to both Trusts will be distributed by the Trusts to the holders of the TPS.
      The Company estimates that the fair value of the above mentioned junior subordinated debentures and senior debentures issued approximate the gross proceeds of cash received at the time of issuance.
      The seven year amortization period in regard to the issuance costs represents management’s best estimate of the estimated useful life of the bonds related to both the senior debentures and junior subordinated debentures described above.
Note 4 — Shareholders’ Equity
      At September 30, 2005, shareholders’ equity was $174.0 million, or a book value of $6.05 per common share, compared to $167.5 million, or a book value of $5.76 per common share, at December 31, 2004.
      In November 2004, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. For the nine months and three months ended September 30, 2005, the Company purchased and retired 634,900 and 426,110 shares of common stock for a total cost of approximately $3.4 million and $2.3 million, respectively. The Company did not repurchase any common stock during 2004. As of September 30, 2005, the cumulative amount the Company repurchased and retired under the current share repurchase plan was 634,900 shares of common stock for a total cost of approximately $3.4 million.
      At the Company’s regularly scheduled board meeting on October 28, 2005, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares, or approximately 3%, of the Company’s common stock in market transactions for a period not to exceed twenty-four months.
Note 5 — Regulatory Matters and Rating Agencies
      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is regulated by Michigan insurance regulatory statutes which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2004 statutory financial statements, Star may only pay dividends to the Company during 2005 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2004 was negative $13.7 million. At September 30, 2005, earned surplus was negative $7.1 million. No statutory dividends were paid in 2004 or 2005.
      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1.0 and 2.5 to 1.0, respectively. As of September 30, 2005, on a statutory combined basis, the gross and net premium leverage ratios were 2.4 to 1.0 and 1.9 to 1.0, respectively.
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
      At December 31, 2004, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $120.7 million at December 31, 2004, compared to the minimum threshold requiring regulatory involvement of $56.9 million in 2004. At September 30, 2005, Star’s statutory surplus was $138.9 million.
Note 6 — Commitments and Contingencies
      In June 2003, the Company entered into a guaranty agreement with a bank. The Company is guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, the Company is obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for the Company’s guaranty, the president and member of the unaffiliated insurance agency pledged 100% of the common stock of two insurance agencies that he wholly owns. In the event of default of the term loan by the unaffiliated insurance agency, the Company has the right to sell all or a portion of the pledged assets (the common stock of the two insurance agencies) and use the proceeds from the sale to recover any amounts paid under the guaranty agreement. Any excess proceeds would be paid to the shareholder. As of September 30, 2005, no liability has been recorded with respect to the Company’s obligations under the guaranty agreement, since the collateral is in excess of the guaranteed amount.
      In July 2005, the Company made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. This agency has been a producer for the Company for over ten years. Under the terms of the agreement, the Company may demand repayment of the principal, plus accrued interest at any time. As security for the loan, the shareholder has pledged 100% of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
common shares of the unaffiliated insurance agency and three other insurance agencies, and has executed a personal guaranty.
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

Specialty Risk Management Operations
      The specialty risk management operations segment focuses on specialty or niche insurance business in which it provides various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of the Company’s agent-partners. The Company recognizes revenue related to the services and coverages the specialty risk management operations provides within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains (losses).

Agency Operations
      The Company earns commissions through the operation of its retail property and casualty insurance agency, which was formed in 1955. The agency is one of the largest agencies in Michigan and, with acquisitions, has expanded into California. The agency operations produce commercial, personal lines, life, and accident and health insurance, for more than fifty unaffiliated insurance carriers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table sets forth the segment results (in thousands):

	For the Nine Months
	Ended September 30,

	2005	2004

Revenues
Net earned premiums	$187,356	$155,759
Management fees	12,624	12,557
Claims fees	5,317	11,427
Loss control fees	1,739	1,629
Reinsurance placement	563	301
Investment income	13,012	10,884
Net realized losses	(52)	(73)

Specialty risk management	220,559	192,484
Agency operations(2)	8,859	7,646
Reconciling items(3)	230	17
Intersegment revenue(2)	(1,769)	(766)

Consolidated revenue	$227,879	$199,381

Pre-tax income:
Specialty risk management(1) & (2)	$21,942	$19,182
Agency operations(1) & (2)	2,669	1,841
Other corporate	(5,364)	(3,704)

Consolidated pre-tax income	$19,247	$17,319

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months
	Ended September 30,

	2005	2004

Revenues
Net earned premiums	$63,205	$52,963
Management fees	4,328	3,948
Claims fees	1,799	5,998
Loss control fees	611	552
Reinsurance placement	124	184
Investment income	4,458	3,751
Net realized gains	40	79

Specialty risk management	74,565	67,475
Agency operations(2)	2,917	2,657
Reconciling items	134	6
Intersegment revenue(2)	(579)	(670)

Consolidated revenue	$77,037	$69,468

Pre-tax income:
Specialty risk management(1) & (2)	$7,959	$8,799
Agency operations(1) & (2)	687	239
Other corporate	(1,923)	(1,340)

Consolidated pre-tax income	$6,723	$7,698

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. Prior to January 1, 2005, corporate overhead was only reflected in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents the Company’s segments as a result of improved cost allocation information. As a result, the segment information for the periods ended September 30, 2004, have been adjusted to reflect this allocation. For the nine months ended September 30, 2005 and 2004, the allocation of corporate overhead to the agency operations segment was $2.3 million and $2.6 million, respectively. For the three months ended September 30, 2005 and 2004, the allocation of corporate overhead to the agency operations segment was $609,000 and $948,000, respectively.

(2)	In addition to the reclassification for the allocation of corporate overhead as described above, the Company also reclassified 2004 revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of its subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue have been reclassified. As a result, $5.6 million and $1.8 million was reclassified within the agency operations segment and the intersegment revenue for the nine months and three months ended September 30, 2004, respectively. In addition, the overall net income related to this subsidiary was reclassified from the agency operations to the specialty risk management operations segment. As a result, pre-tax net income of $2.3 million and $951,000 related to this subsidiary was reclassified to the specialty risk management operations pre-tax income from the agency operations segment for the nine months and three months ended September 30, 2004, respectively.

(3)	On December 4, 2003, the Company entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of land. In July 2004, a land contract was executed and the transaction closed in escrow subject to the conveyance of certain land by the city to both parties. On May 18, 2005, the settlement of the land contract was completed. The sale of this land resulted in a total gain of approximately $464,000. In accordance with SFAS No. 66 “Accounting for Sales of Real Estate,” the Company recorded this transaction based on the installment method of accounting. Accordingly, the Company recorded a gain of $82,000, as of June 30, 2005, which reflects a portion of the total gain allocated proportionately based on the down payment to the total purchase price. The remaining $382,000 will be deferred until the land contract is paid in full, or as principal payments are received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The reconciling item included in the revenue relates to interest income and the above mentioned gain in the holding company. The following table sets forth the components of other corporate pre-tax income (loss) (in thousands):

	For the Nine Months
	Ended September 30,

	2005	2004

Holding company expenses	$(2,560)	$(1,891)
Amortization	(277)	(284)
Interest expense	(2,527)	(1,529)

	$(5,364)	$(3,704)

	For the Three Months
	Ended September 30,

	2005	2004

Holding company expenses	$(882)	$(562)
Amortization	(93)	(92)
Interest expense	(948)	(686)

	$(1,923)	$(1,340)

Note 8 — Subsequent Events
      On October 4, 2005, the Company entered into two interest rate swap transactions with LaSalle Bank (“LaSalle”) to mitigate its interest rate risk on $5.0 million and $20.0 million of the Company’s senior debentures and trust preferred securities, respectively. The Company will recognize these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as a cash flow hedge and are deemed a highly effective transaction under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions will be recorded at fair value on the balance sheet and any changes in their fair value will be accounted for within other comprehensive income. The interest differential to be paid or received will be accrued and will be recognized as an adjustment to interest expense.
      The first interest rate swap transaction, which relates to $5.0 million of the Company’s $12.0 million issuance of senior debentures, has an effective date of October 6, 2005 and ending date of May 24, 2009. The Company is required to make certain quarterly fixed rate payments to LaSalle calculated on a notional amount of $5.0 million, non-amortizing, based on a fixed annual interest rate of 8.925%. LaSalle is obligated to make quarterly floating rate payments to the Company referencing the same notional amount, based on the three-month LIBOR, plus 4.20%.
      The second interest rate swap transaction, which relates to $20.0 million of the Company’s $20.0 million issuance of trust preferred securities, has an effective date of October 6, 2005 and ending date of September 16, 2010. The Company is required to make quarterly fixed rate payments to LaSalle calculated on a notional amount of $20.0 million, non-amortizing, based on a fixed annual interest rate of 8.34%. LaSalle is obligated to make quarterly floating rate payments to the Company referencing the same notional amount, based on the three-month LIBOR, plus 3.58%.
      On November 1, 2005, the Company purchased the net assets of a Florida-based insurance agency. In accordance with SFAS No. 141 “Business Combinations,” the Company will allocate the costs of the acquired business to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair value at the acquisition date. Any costs in excess of the amount specifically assigned to the assets acquired and liabilities assumed, will be recorded as goodwill. Subsequent to the acquisition, the goodwill and other intangible assets will be accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods ended September 30, 2005 and 2004

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
Critical Accounting Estimates
      In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our annual report on Form 10-K as filed with the United States Securities and Exchange Commission on March 16, 2005, are those that we consider to be our critical accounting estimates. For the three months and nine months ended September 30, 2005, there have been no material changes in our policies with regard to any of our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Executive Overview
      Our overall underwriting results continued to improve during the first nine months of 2005 in comparison to 2004. This improvement is primarily the result of our controlled growth of premiums written and the impact of rate increases in 2004. Growth of net income continued to demonstrate our commitment to strong underwriting discipline, our consistent focus on growing our profitable specialty and fee-for-service programs, along with our on-going plan to leverage fixed costs. As a result, our generally accepted accounting principles (“GAAP”) combined ratio improved 2.1 percentage points to 98.8% for the nine months ended September 30, 2005, from 100.9% in the comparable period in 2004.
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

Results of Operations
      Net income for the nine months ended September 30, 2005, was $13.0 million, or $0.44 per dilutive share, up 14.9%, compared to net income of $11.3 million, or $0.38 per dilutive share, for the comparable period of 2004. As previously indicated, this improvement is primarily the result of our controlled growth of premiums written, the impact from rate increases in 2004, overall expense initiatives, and the continued leveraging of fixed costs. These improvements manifested, despite the favorable effect in the third quarter of 2004, from the acceleration of $3.5 million in deferred revenue, less approximately $500,000 in expenses and $1.0 million in taxes, relating to the early termination of a specific multi-state claims run-off contract. In addition, net income was favorably impacted by approximately $928,000 from profit-sharing commissions received in the first nine months of 2005, partially offset by continuing expenses primarily related to compliance with Section 404 of the Sarbanes-Oxley Act.
      Revenues for the nine months ended September 30, 2005, increased $28.5 million, or 14.3%, to $227.9 million, from $199.4 million for the comparable period in 2004. This increase reflects a $31.6 million, or 20.3%, increase in net earned premiums. The increase in net earned premiums is the result of our controlled growth in written premiums. This increase was attributable to growth in various existing programs and new programs implemented in 2004. The impact of an overall 8.4% rate increase in 2004 also contributed to the increase in net earned premiums. Partially offsetting these increases in revenue was an approximate $6.0 million decrease in managed fee revenue, which was primarily the result of an acceleration of $3.5 million in deferred claim fee revenue recognized in the third quarter of 2004. This decrease in managed fee revenue and the acceleration of deferred claim fee revenue was the result of the earlier than anticipated termination of two limited duration administrative services and multi-state claims run-off contracts. These contracts had been terminated by the liquidator during the third quarter of 2004. Therefore, the revenues that we anticipated earning in the first nine months of 2005 were accelerated into the third quarter of 2004. In addition, the increase in revenue reflects a $2.1 million increase in investment income, primarily the result of an increase in average invested assets and a slight increase in yield.

Specialty Risk Management Operations
      The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Nine Months
	Ended September 30,

	2005	2004

Revenue:
Net earned premiums	$187,356	$155,759
Management fees	12,624	12,557
Claims fees	5,317	11,427
Loss control fees	1,739	1,629
Reinsurance placement	563	301
Investment income	13,012	10,884
Net realized losses	(52)	(73)

Total revenue	$220,559	$192,484

Pre-tax income
Specialty risk management operations(1) & (2)	$21,942	$19,182

(1)	Our specialty risk management operations now exclude an allocation of corporate overhead, which is attributable to our agency operations. Prior to January 1, 2005, corporate overhead was only reflected in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents our segments as a result of improved cost allocation information. As a result, the segment information for the nine months ended September 30, 2004, has been adjusted to reflect this allocation. For the nine months ended September 30, 2005 and 2004, the allocation of corporate overhead from the specialty risk management operations to the agency operations segment was $2.3 million and $2.6 million, respectively.

(2)	We reclassified 2004 revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of our subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue have been reclassified. In addition, the overall net income related to this subsidiary was reclassified from the agency operations to the specialty risk management operations segment. As a result, pre-tax net income of $2.3 million related to this subsidiary was reclassified to the specialty risk management operations pre-tax income from the agency operations segment for the nine months ended September 30, 2004.
     Revenues from specialty risk management operations increased $28.1 million, or 14.6%, to $220.6 million for the nine months ended September 30, 2005, from $192.5 million for the comparable period in 2004.
      Net earned premiums increased $31.6 million, or 20.3%, to $187.4 million in the nine months ended September 30, 2005, from $155.8 million in the comparable period in 2004. This increase primarily reflects our controlled growth of premiums written.
      Management fees were $12.6 million for the nine months ended September 30, 2005, and remained consistent in comparison to 2004. Management fees were impacted by an anticipated shift in fee-for-service revenue previously generated from a third party contract to internally generated fee revenue from a specific renewal rights agreement that is eliminated upon consolidation. Due to the earlier than anticipated termination of this third party contract, the revenues that we anticipated earning in the first nine months of 2005 were accelerated into the third quarter of 2004. Excluding revenue generated from this third party contract, management fee revenue increased approximately $1.2 million in comparison to 2004. This increase is primarily the result of a new Florida based program implemented in the second quarter of 2005, as well as growth in a specific existing New England based program.
      Claim fees decreased $6.1 million, or 53.5%, to $5.3 million, from $11.4 million for the comparable period in 2004. This decrease reflects a similar anticipated shifting of revenue previously generated from a multi-state claims run-off service contract, to internally generated fee revenue from a specific renewal rights agreement that is eliminated upon consolidation. As previously indicated, due to the earlier than anticipated termination of this third party contract, the revenues that we anticipated earning in the first nine months of 2005 were accelerated into the third quarter of 2004. Excluding revenue generated from this third party contract, claim fee revenue increased $392,000 in comparison to 2004. This increase is primarily the result of growth in a specific workers’ compensation fund program.
      Net investment income increased $2.1 million, or 19.6%, to $13.0 million in 2005, from $10.9 million in 2004. Average invested assets increased $64.1 million, or 18.5%, to $410.0 million in 2005, from $346.0 million in 2004. The increase in average invested assets reflects cash flows from underwriting activities and growth in gross written premiums during 2004 and 2005, as well as net proceeds from capital raised in 2004 through the issuances of debentures. The average investment yield for September 30, 2005, was 4.3%, compared to 4.2% for the comparable period in 2004. The current pre-tax book yield was 4.2% and current after-tax book yield was 3.0%. The investment yield reflects the accelerated prepayments in mortgage-backed securities and the reinvestment of cash flows in municipal bonds.
      Specialty risk management operations generated pre-tax income of $21.9 million for the nine months ended September 30, 2005, compared to pre-tax income of $19.2 million for the comparable period in 2004. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of our controlled growth in premium volume and our continued focus on leveraging of fixed costs. Offsetting a portion of this improvement, was a $3.0 million pre-tax benefit, recognized in the third quarter of 2004, from the previously mentioned acceleration of revenue recognition, net of expenses, relating to the termination of a specific multi-state claims run-off contract. The GAAP combined ratio was 98.8% for the nine months ended September 30, 2005, compared to 100.9% for the same period in 2004.
      Net loss and loss adjustment expenses (“LAE”) increased $16.1 million, or 16.6%, to $113.3 million for the nine months ended September 30, 2005, from $97.2 million for the same period in 2004. Our loss and LAE ratio decreased 1.9 percentage points to 65.2% for the nine months ended September 30, 2005, from 67.1% for the same period in 2004. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. This overall improvement in the loss and LAE ratio reflects the impact of earned premiums from the controlled growth of profitable programs which have had favorable underwriting experience, as well as our intended shift in the balance from workers’ compensation to the general liability line of business. Historically, the general liability line of business has a lower loss ratio and a higher external producer commission. Additional discussion of our reserve activity is described below within the Other Items — Reserves section. In addition, there was a 0.7 percentage point decrease in the net loss and LAE ratio as a result of efficiencies realized within our claims handling activities. This improvement was offset by development on prior accident year reserves, which added $4.5 million, or 2.4 percentage points, to net loss and LAE in 2005, compared to $1.7 million, or 1.1 percentage points in 2004. This development on prior accident year reserves resulted in a 1.3 percentage point increase in the change in net ultimate loss estimate for prior accident years in 2005 as compared to 2004. The increase in the development on prior accident years was the result of an increase of $900,000, or 0.5 percentage points, related to one specific 2003 workers’ compensation claim. This claim exceeded our then applicable $5.0 million per claimant limit in our 2003 workers’ compensation treaty and is now reserved at $5.9 million. In addition, the development on prior accident years was also attributable to an increase to an exposure allowance of $618,000, specific to reinsurance recoverables for a discontinued surety program. During the second quarter of 2005, we received updated financial information from the liquidator of the defunct reinsurer on that program. Based upon this information, we increased the allowance to 100% of the uncollateralized exposure as of June 30, 2005. Our accident year loss ratio improved 3.3 percentage points to 62.7% for the nine months ended September 30, 2005, from 66.0% for the same period in 2004. The accident year loss and LAE ratio is the unconsolidated GAAP loss and LAE ratio, excluding development on prior accident years.
      Our expense ratio for the nine months ended September 30, 2005 was 33.6%, compared to 33.8% for the same period in 2004. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. Our expense ratio was impacted by an anticipated increase in gross external commissions, due to the shift in the balance between workers’ compensation and general liability. The general liability line of business has a higher external producer commission rate and, as previously indicated, a lower loss ratio. Offsetting these increases to the expense ratio was the impact of the leveraging of fixed costs.

Agency Operations
      The following table sets forth the revenues and results from operations for our agency operations (in thousands):

	For the Nine
	Months Ended
	September 30,

	2005	2004

Net commission(1)	$8,859	$7,646
Pre-tax income(1) & (2)	$2,669	$1,841

(1)	We reclassified 2004 revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of our subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue have been reclassified. As a result, $5.6 million was reclassified within the agency operations segment and the intersegment revenue for the nine months ended September 30, 2004. In addition, the overall net income related to this subsidiary was reclassified from the agency operations to the specialty risk management operations segment. As a result, pre-tax net income of $2.3 million related to this subsidiary was reclassified to the specialty risk management operations pre-tax income from the agency operations segment for the nine months ended September 30, 2004.

(2)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. Prior to January 1, 2005, corporate overhead was only reflected in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents our segments as a result of improved cost allocation information. As a result, the segment information for the nine months ended September 30, 2004, has been adjusted to reflect this allocation. For the nine months ended September 30, 2005 and 2004, the allocation of corporate overhead to the agency operations segment was $2.3 million and $2.6 million, respectively.
     Revenue from agency operations, which consists primarily of agency commission revenue, increased $1.2 million, or 15.9%, to $8.8 million for the nine months ended September 30, 2005, from $7.6 million for the comparable period in 2004. This increase is primarily the result of profit sharing commissions received in the first and third quarter of 2005. In addition, the agency operations experienced an increase in new business and renewal retentions in comparison to 2004, which was partially offset by a reduction in renewal rates.
      Agency operations generated pre-tax income, after the allocation of corporate overhead, of $2.7 million for the nine months ended September 30, 2005, compared to $1.8 million for the comparable period in 2004. The improvement in the pre-tax margin is primarily attributable to the overall increase in commissions and leveraging of fixed costs. Excluding fixed costs and the allocation of corporate overhead, all other expenses remained relatively consistent.
Other Items
     Reserves
      At September 30, 2005, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $262.0 million. We established a reasonable range of reserves of approximately $243.5 million to $279.1 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$137,947	$157,836	$147,945
Commercial Multiple Peril/ General Liability	46,670	54,380	50,420
Commercial Automobile	39,837	45,276	43,299
Other	19,074	21,653	20,368

Total Net Reserves	$243,528	$279,145	$262,032

(1)	Includes Residual Markets
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
      The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the nine months ended September 30, 2005 and the year ended December 31, 2004.
      For the nine months ended September 30, 2005, we reported an increase in net ultimate loss estimates for accident years 2004 and prior to be $4.5 million, or 2.0% of $227.0 million of net loss and LAE reserves at December 31, 2004. The increase in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2005 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2005. The major components of this change in ultimate loss estimates are as follows (in thousands):

		Incurred Losses			Paid Losses
	Reserves at							Reserves at
	December 31,	Current	Prior	Total	Current	Prior		September 30,
Line of Business	2004	Year	Years	Incurred	Year	Years	Total Paid	2005

Workers’ Compensation	$112,086	$46,926	$842	$47,768	$4,862	$30,985	$35,847	$124,007
Residual Markets	19,391	9,409	674	10,083	3,147	2,389	5,536	23,938
Commercial Multiple Peril/General Liability	44,217	15,823	225	16,048	220	9,625	9,845	50,420
Commercial Automobile	33,235	25,574	1,677	27,251	5,627	11,560	17,187	43,299
Other	18,067	11,082	1,099	12,181	2,362	7,518	9,880	20,368

Net Reserves	226,996	$108,814	$4,517	$113,331	$16,218	$62,077	$78,295	262,032

Reinsurance Recoverable	151,161							181,262

Consolidated	$378,157							$443,294

		Re-estimated	Development
	Reserves at	Reserves at	as a Percentage
	December 31,	September 30, 2005	of Prior Year
Line of Business	2004	on Prior Years	Reserves

Workers’ Compensation	$112,086	$112,928	0.8%
Commercial Multiple Peril/General Liability	44,217	44,442	0.5%
Commercial Automobile	33,235	34,912	5.0%
Other	18,067	19,166	6.1%

Sub-total	207,605	211,448	1.9%
Residual Markets	19,391	20,065	3.5%

Total Net Reserves	$226,996	$231,513	2.0%

Workers’ Compensation Excluding Residual Markets
      The projected net ultimate loss estimate for the workers’ compensation line of business, excluding residual markets, increased $842,000, or 0.8% of net workers’ compensation reserves. This net overall increase reflects decreases of $1.4 million, $3.1 million, and $940,000 in the ultimate loss estimate for accident years 2004, 2001, and 1999, respectively. The decrease in the ultimate loss estimate reflects better than expected experience on most of our workers’ compensation programs. Average severity on reported claims did not increase as much as anticipated in the prior actuarial projections; therefore ultimate loss estimates were reduced. In addition, there was a reallocation of loss reserves of $2.8 million from accident year 2001 to accident year 2000 to align the incurred by not reported (“IBNR”) reserves with case reserves for a specific Tennessee program. These net overall decreases were more than offset by increases of $2.7 million, $936,000, and $2.3 million in accident years 2003, 2002, and 2000, respectively. These increases are the result of higher than expected emergence of claim activity primarily related to a specific workers’ compensation claim, as well as the aforementioned reallocation in the Tennessee program. The change in ultimate loss estimates for all other accident years was insignificant.
Commercial Multiple Peril/General Liability
      The commercial multiple peril line and general liability line of business had an increase in net ultimate loss estimates of $225,000, or 0.5% of net commercial multiple peril and general liability reserves. The net decrease reflects a reduction of $612,000 in the ultimate loss estimate for accident year 2004. The improvement in the accident year reflected better than expected claim emergence on several programs. The decreases in the 2003 and 2002 accident years were $1.1 million and $321,000, respectively. The decreases in accident years 2003 and 2002 reflect the impact of a reclassification from the general liability line of business to the commercial automobile line of business. This reclassification totaled $1.2 million and was the result of actual claims emergence on three commercial automobile claims that are subject to our core casualty reinsurance program. Prior to the actual claims emergence the reserves for this exposure were carried in the general liability reinsurance line of business as IBNR. These decreases were offset by increases of $919,000, $556,000, and $476,000, in accident years 2001, 2000, and 1999, respectively. The increase in the 2001 accident year loss ratio reflects slightly higher than expected emergence of claim activity in several different programs. The increases in the 2000 and 1999 accident years reflect slightly higher than expected emergence of claim activity in two discontinued programs. The change in ultimate loss estimates for all other accident years was insignificant.
Commercial Automobile
      The projected net ultimate loss estimate for the commercial automobile line of business increased $1.7 million, or 5.0% of net commercial automobile reserves. This net overall increase reflects increases of $682,000, $426,000, and $918,000, in accident years 2003, 2002, and 2001, respectively. These increases reflect the impact of the three claims mentioned in the above commercial multiple peril and general liability section, which also reflect a reallocation by accident year. The reserves also reflect higher than expected emergence of claim activity in an inactive program. These increases were partially offset by reductions of $487,000 and $259,000 in the ultimate loss estimates for accident years 2004 and 2000, respectively. The accident year 2004 reduction reflected better than expected claim emergence from a trucking program in California. Average severity on reported claims did not increase as much as anticipated in the prior actuarial projections; therefore ultimate loss estimates were reduced. The accident year 2000 reduction reflects the reallocation in IBNR on a discontinued program mentioned above. The change in ultimate loss estimates for all other accident years was insignificant.
Other
      The other lines of business had an increase in net ultimate loss estimates of $1.1 million, or 6.1% of net reserves on the other lines of business. This net increase reflects an increase in the exposure allowance for potential unrecoverable reinsurance of $618,000 related to a specific discontinued surety program. During the second quarter or 2005, we received updated financial information from the liquidator of the defunct reinsurer on that program. Based upon this information, we increased the allowance to cover 100% of the uncollateralized exposure as of June 30, 2005. The net increase also reflects an increase of $370,000 in accident year 2003 from higher than expected emergence of claim activity in a few different programs. The change in ultimate loss estimates for all other accident years was insignificant.
Residual Markets
      The workers’ compensation residual market line of business had an increase in net ultimate loss estimates of $674,000, or 3.5% of net reserves on the workers’ compensation residual market line of business. The change reflects an increase of $824,000 in accident year 2003, offset by a $238,000 decrease in accident year 2002. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus an estimate for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.
     Salary and Employee Benefits and Other Administrative Expenses
      Salary and employee benefits for the nine months ended September 30, 2005, decreased $251,000, or 0.6%, to $39.2 million, from $39.4 million for the comparable period in 2004. This variance reflects both a slight decrease in staffing levels in comparison to 2004 as a result of our expense reduction initiatives, offset by an increase due to merit increases for associates.
      Other administrative expenses increased $501,000, or 2.6%, to $19.9 million, from $19.4 million for the comparable period in 2004. This increase is primarily attributable to consulting and audit expenses associated with Section 404 of the Sarbanes-Oxley Act, as well as increases in expenses as the result of information technology enhancements. Offsetting these increases was an overall decrease in bad debt expense as a result of an approximate $368,000 refinement in our estimation for allowances on bad debt. The increase in other administrative expenses was also offset by our overall expense control initiatives.
      Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of our segment information.
     Interest Expense
      Interest expense for the nine months ended September 30, 2005, increased $998,000, or 65.3%, to $2.5 million, from $1.5 million for the comparable period in 2004. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our current lines of credit. Interest expense increased $1.0 million primarily as a result of the senior debentures issued in the second quarter of 2004. Interest expense related to our lines of credit remained relatively consistent in comparison to 2004. This is the result of a decrease in the average outstanding balance, offset by an increase in the average interest rate. The average outstanding balance during the nine months ending September 30, 2005, was $10.4 million, compared to $15.6 million for the same period in 2004. The average interest rate, excluding the debentures, in 2005 was 4.6%, compared to 4.2% in 2004.
     Income Taxes
      Income tax expense, which includes both federal and state taxes, for the nine months ended September 30, 2005, was $6.3 million, or 32.5% of income before taxes. For the same period last year, we reflected an income tax expense of $6.0 million, or 34.9% of income before taxes. Our effective tax rate differs from the 35% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields. Our current taxes are calculated using a 35% statutory rate based on taxable income greater than $18.3 million. Deferred taxes are calculated based on a 34% statutory rate.
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
      At September 30, 2005, we held 246 securities of which were in an unrealized loss position. These investments all had unrealized losses of less than ten percent. At September 30, 2005, nineteen of those investments, with an aggregate $17.7 million and $737,000 fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching our conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) our ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) we also determined that the changes in market value were considered normal in relation to overall fluctuations in interest rates.
      The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	September 30, 2005

	Less than 12 Months		Greater than 12 Months

	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$23,325	$(269)	$11,791	$(378)
Obligations of states and political subdivisions	68,771	(830)	16,714	(398)
Corporate securities	37,424	(732)	19,421	(672)
Mortgage and asset backed securities	58,193	(783)	16,179	(450)

Totals	$187,713	$(2,614)	$64,105	$(1,898)

      As of September 30, 2005, gross unrealized gains on securities were $4.6 million and gross unrealized losses on securities were $4.5 million.

	December 31, 2004

	Less than 12 Months		Greater than 12 Months

	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$18,480	$(138)	$4,871	$(150)
Obligations of states and political subdivisions	28,581	(257)	551	(14)
Corporate securities	23,323	(220)	7,450	(226)
Mortgage and asset backed securities	19,583	(167)	6,442	(129)

Totals	$89,967	$(782)	$19,314	$(519)

      As of December 31, 2004, gross unrealized gains on securities were $8.6 million and gross unrealized losses on securities were $1.3 million.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Results of Operations
      Net income for the three months ended September 30, 2005, was $4.7 million, or $0.16 per dilutive share, down $0.6 million, or 11.2%, compared to net income of $5.3 million, or $0.18 per dilutive share, for the comparable period of 2004. This decrease in net income in comparison to 2004 is the result of the favorable effect in the third quarter of 2004, from the acceleration of $3.5 million in deferred revenue, less approximately $500,000 in expenses and $1.0 million in taxes, relating to the early termination of a specific multi-state claims run-off contract. In addition, this decrease in comparison to 2004 is the result of a reclassification recognized in the third quarter of 2004 relating to a reinsurance agreement amendment. The reinsurance agreement was amended by revising premium rate and loss coverage terms. Therefore, instead of a deposit accounting treatment, the new terms resulted in a transfer of risk to the reinsurer and reduced our net estimated reinsurance costs. In conjunction with this reinsurance amendment, we recorded a reduction of prior period estimated net reinsurance costs of $813,000, in the third quarter of 2004. These decreases were more than offset by improved underwriting results, due to our controlled growth of premiums written, the impact from rate increases in 2004, overall expense initiatives, and our continued leveraging of fixed costs. In addition, these decreases were partially offset by an increase in our managed fee revenue related to new programs.
      Revenues for the three months ended September 30, 2005, increased $7.5 million, or 10.9%, to $77.0 million, from $69.5 million for the comparable period in 2004. This increase reflects a $10.2 million, or 19.3%, increase in net earned premiums. The increase in net earned premiums is the result of our controlled growth in written premiums. This growth was attributable to growth in various existing programs, which included new programs implemented in 2004 that had been historically profitable. Partially offsetting these increases in revenue was an approximate $3.8 million decrease in managed fee revenue, which included an acceleration of $3.5 million in deferred claim fee revenue recognized in the third quarter of 2004. As previously indicated, this decrease in managed fee revenue and the acceleration of deferred claim fee revenue was the result of the earlier than anticipated termination of two limited duration administrative services and multi-state claims run-off contracts. These contracts had been terminated by the liquidator during the third quarter of 2004. Therefore, the revenues that we anticipated earning in 2005 were accelerated into the third quarter of 2004. In addition, the increase in revenue reflects a $707,000 increase in investment income, primarily the result of an increase in average invested assets.

     Specialty Risk Management Operations
      The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Three Months
	Ended September 30,

	2005	2004

Revenue:
Net earned premiums	$63,205	$52,963
Management fees	4,328	3,948
Claims fees	1,799	5,998
Loss control fees	611	552
Reinsurance placement	124	184
Investment income	4,458	3,751
Net realized gains	40	79

Total revenue	$74,565	$67,475

Pre-tax income
Specialty risk management operations(1) & (2)	$7,959	$8,799

(1)	Our specialty risk management operations now exclude an allocation of corporate overhead, which is attributable to our agency operations. Prior to January 1, 2005, corporate overhead was only reflected in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents our segments as a result of improved cost allocation information. As a result, the segment information for the three months ended September 30, 2004, has been adjusted to reflect this allocation. For the three months ended September 30, 2005 and 2004, the allocation of corporate overhead from the specialty risk management operations to the agency operations segment was $609,000 and $948,000, respectively.

(2)	We reclassified 2004 revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of our subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue have been reclassified. In addition, the overall net income related to this subsidiary was reclassified from the agency operations to the specialty risk management operations segment. As a result, pre-tax net income of $951,000 related to this subsidiary was reclassified to the specialty risk management operations pre-tax income from the agency operations segment for the three months ended September 30, 2004.
     Revenues from specialty risk management operations increased $7.1 million, or 10.5%, to $74.6 million for the three months ended September 30, 2005, from $67.5 million for the comparable period in 2004.
      Net earned premiums increased $10.2 million, or 19.3%, to $63.2 million in the three months ended September 30, 2005, from $53.0 million in the comparable period in 2004. This increase primarily reflects our controlled growth of premiums written, which included new programs implemented in 2004.
      Management fees increased $380,000, or 9.6%, to $4.3 million for the three months ended September 30, 2005, from $3.9 million for the comparable period in 2004. This increase is primarily the result of a new Florida based program implemented in the second quarter of 2005.
      Claim fees decreased $4.2 million, or 70.0%, to $1.8 million, from $6.0 million for the comparable period in 2004. The decrease in claim fees reflects the previously mentioned $3.5 million in deferred revenue recognized in the third quarter of 2004, as a result of the earlier than anticipated termination of the multi-state claims run-off contract. Excluding the recognition of the deferred revenue and revenue previously generated from this contract, claim fee revenue increased $235,000, in comparison to 2004. This increase is primarily the result of growth in a specific workers’ compensation fund program.
      Net investment income increased $707,000, or 18.8%, to $4.5 million in 2005, from $3.8 million in 2004. Average invested assets increased $43.4 million, or 11.7%, to $412.7 million in 2005, from $369.3 million in 2004. The increase in average invested assets reflects cash flows from underwriting activities and growth in gross written premiums during 2004 and 2005, as well as net proceeds from capital raised in 2004 through the issuances of debentures. The average investment yield for September 30, 2005, was 4.5%, compared to 4.1% for the comparable period in 2004. The current pre-tax book yield was 4.2% and current after-tax book yield was 3.0%. The investment yield reflects the accelerated prepayments in mortgage-backed securities and the reinvestment of cash flows in municipal bonds.
      Specialty risk management operations generated pre-tax income of $8.0 million for the three months ended September 30, 2005, compared to pre-tax income of $8.8 million for the comparable period in 2004. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of our controlled growth in premium volume and our continued focus on leveraging of fixed costs. Offsetting a portion of this improvement, was a $3.0 million pre-tax benefit from the previously mentioned acceleration of revenue recognition, net of expenses, relating to the termination of a specific multi-state claims run-off contract, which was recognized in the third quarter of 2004. The GAAP combined ratio was 99.8% for the three months ended September 30, 2005, compared to 99.5% for the same period in 2004.
      Net loss and LAE increased $6.6 million, or 20.9%, to $38.4 million for the three months ended September 30, 2005, from $31.8 million for the same period in 2004. Our loss and LAE ratio increased 0.7 percentage points to 65.5% for the three months ended September 30, 2005, from 64.8% for the same period in 2004. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. This increase to the loss and LAE ratio was the result of development on prior accident year reserves which added $2.5 million, or 3.9 percentage points, compared to favorable development of $749,000, which benefited the loss and LAE ratio in 2004 by 1.4 percentage points. This development on prior accident year reserves resulted in a 5.3 percentage point increase to the change in net ultimate loss estimate for prior accident years in 2005 as compared to 2004. The increase in the development on prior accident years was partially the result of an increase of $900,000, or 1.4 percentage points, related to a specific 2003 workers’ compensation claim. This claim exceeded our $5.0 million claim limit in our 2003 workers’ compensation treaty and is now reserved at $5.9 million. There was a 0.5 percentage point decrease in the net loss and LAE ratio as a result of efficiencies within our claims handling activities. This overall improvement in the loss and LAE ratio also reflects the impact of earned premiums from the controlled growth of profitable programs which have had favorable underwriting experience, as well as our intended shift in the balance from workers’ compensation to the general liability line of business. Historically, the general liability line of business has a lower loss ratio and a higher external producer commission. Our accident year loss ratio improved 4.7 percentage points to 61.6% for the three months ended September 30, 2005, from 66.3% for the same period in 2004. The accident year loss and LAE ratio is the unconsolidated GAAP loss and LAE ratio excluding development on prior accident years.
      Our expense ratio decreased 0.4 percentage points to 34.3% for the three months ended September 30, 2005, from 34.7% for the same period in 2004. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. This decrease to our overall expense ratio was the result of our continued leveraging of fixed costs. In addition, ceding commissions were greater primarily as a result of an adjustment in relation to a specific west-coast trucking program profit sharing agreement. These decreases were partially offset by the anticipated increase in gross external commissions, due to the shift in the balance between workers’ compensation and general liability. The general liability line of business has a higher external producer commission rate and, as previously indicated, a lower loss ratio.

     Agency Operations
      The following table sets forth the revenues and results from operations for our agency operations (in thousands):

	For the Three Months
	Ended September 30,

	2005	2004

Net commission(1)	$2,917	$2,657
Pre-tax income(1) & (2)	$687	$239

(1)	We reclassified 2004 revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of our subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue have been reclassified. As a result, $1.8 million was reclassified within the agency operations segment and the intersegment revenue for the three months ended September 30, 2004. In addition, the overall net income related to this subsidiary was reclassified from the agency operations to the specialty risk management operations segment. As a result, pre-tax net income of $951,000 related to this subsidiary was reclassified to the specialty risk management operations pre-tax income from the agency operations segment for the three months ended September 30, 2004.

(2)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. Prior to January 1, 2005, corporate overhead was only reflected in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents our segments as a result of improved cost allocation information. As a result, the segment information for the three months ended September 30, 2004, has been adjusted to reflect this allocation. For the three months ended September 30, 2005 and 2004, the allocation of corporate overhead to the agency operations segment was $609,000 and $948,000, respectively.
     Revenue from agency operations, which consists primarily of agency commission revenue, increased $260,000, or 9.8%, to $2.9 million for the three months ended September 30, 2005, from $2.7 million for the comparable period in 2004. This increase is primarily the result of profit sharing commissions received in the third quarter of 2005.
      Agency operations generated pre-tax income, after the allocation of corporate overhead, of $687,000 for the three months ended September 30, 2005, compared to $239,000 for the comparable period in 2004. The improvement in the pre-tax margin is primarily attributable to the overall increase in commissions and leveraging of fixed costs. Excluding fixed costs and the allocation of corporate overhead, all other expenses remained relatively consistent.
Other Items
     Reserves
      For the three months ended September 30, 2005, we reported an increase in net ultimate loss estimates for accident years 2004 and prior to be $2.5 million, or 1.1% of $227.0 million of net loss and LAE reserves at December 31, 2004. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2005.

Salary and Employee Benefits and Other Administrative Expenses
      Salary and employee benefits for the three months ended September 30, 2005, decreased $1.4 million, or 9.6%, to $12.9 million, from $14.3 million for the comparable period in 2004. This decrease primarily reflects both a decrease in variable compensation, which is directly related to performance and profitability, offset by merit increases for associates. In addition, this decrease was partially due to a slight decrease in staffing levels in comparison to 2004 as a result of our expense reduction initiatives.
      Other administrative expenses decreased $765,000, or 11.3%, to $6.0 million, from $6.8 million for the comparable period in 2004. This decrease is primarily attributable to an overall decrease in bad debt expense as a result of an approximate $368,000 refinement in our estimation for allowances on bad debt. In addition, this decrease reflects the 2004 expenses associated with the previously mentioned acceleration of revenue related to the early termination of a specific multi-state claims run-off contract. Other administrative expenses were also favorably impacted in comparison to 2004 as the result of overall expense initiatives. These decreases were partially offset by increases in expenses as a result of information technology enhancements.
      Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of our segment information.
     Interest Expense
      Interest expense for the three months ended September 30, 2005, increased $262,000, or 38.2%, to $948,000, from $686,000 for the comparable period in 2004. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our current lines of credit. Interest expense increased $252,000 primarily as a result of the senior debentures issued in the second quarter of 2004. Interest expense related to our lines of credit remained relatively consistent in comparison to 2004. This is the result of a decrease in the average outstanding balance, offset by an increase in the average interest rate. The average outstanding balance during the three months ending September 30, 2005, was $9.8 million, compared to $15.0 million for the same period in 2004. The average interest rate, excluding the debentures, in 2005 was 4.9%, compared to 3.9% in 2004.
     Income Taxes
      Income tax expense, which includes both federal and state taxes, for the three months ended September 30, 2005, was $2.0 million, or 30.5% of income before taxes. For the same period last year, we reflected an income tax expense of $2.5 million, or 32.6% of income before taxes. Our effective tax rate differs from the 35% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields. Our current taxes are calculated using a 35% statutory rate based on taxable income greater than $18.3 million. Deferred taxes are calculated based on a 34% statutory rate.

Liquidity and Capital Resources
      Our principal sources of funds, which include both regulated and non-regulated cash flows, are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, share repurchases, and debt service. Our regulated sources of funds are insurance premiums, investment income, and proceeds from the maturity and sale of invested assets. These regulated funds are used for the payment of claims, policy acquisition and other underwriting expenses, and taxes relating to the regulated portion of net income. Our non-regulated sources of funds are in the form of commission revenue, outside management fees, and intercompany management fees. These non-regulated sources of funds are used to service debt, shareholder dividends, and other operating expenses of the holding company and non-regulated subsidiaries. The following table illustrates net income, excluding interest, depreciation, and amortization, between our regulated and non-regulated subsidiaries, which reconciles to our consolidated statement of income and statement of cash flows (in thousands):

	For the Nine Months
	Ended September 30,

	2005	2004

Net income	$12,985	$11,304

Regulated Subsidiaries:
Net income	$9,463	$5,297
Depreciation and amortization	—	—
Interest	—	—

Net income, excluding interest, depreciation, and amortization	9,463	5,297

Adjustments to reconcile net income to net cash provided by operating activities	2,634	2,362
Changes in operating assets and liabilities	34,464	23,680

Total adjustments	37,098	26,042
Depreciation and amortization	—	—
Interest	—	—

Net cash provided by operating activities	$46,561	$31,339

Non-regulated Subsidiaries:
Net income	$3,522	$6,007
Depreciation and amortization	2,129	1,371
Interest	2,527	1,719

Net income, excluding interest, depreciation, and amortization	8,178	9,097

Adjustments to reconcile net income to net cash provided by operating activities	3,027	3,182
Changes in operating assets and liabilities	(4,411)	2,816

Total adjustments	(1,384)	5,998
Depreciation and amortization	(2,129)	(1,371)
Interest	(2,527)	(1,719)

Net cash provided by operating activities	$2,138	$12,005

Consolidated total adjustments	35,714	32,040

Consolidated net cash provided by operating activities	$48,699	$43,344

	For the Three Months
	Ended September 30,

	2005	2004

Net income	$4,662	$5,252

Regulated Subsidiaries:
Net income	$3,093	$2,281
Depreciation and amortization	—	—
Interest	—	—

Net income, excluding interest, depreciation, and amortization	3,093	2,281

Adjustments to reconcile net income to net cash provided by operating activities	1,141	1,452
Changes in operating assets and liabilities	15,981	3,057

Total adjustments	17,122	4,509
Depreciation and amortization	—	—
Interest	—	—

Net cash provided by operating activities	$20,215	$6,790

Non-regulated Subsidiaries:
Net income	$1,569	$2,971
Depreciation and amortization	697	523
Interest	948	750

Net income, excluding interest, depreciation, and amortization	3,214	4,244

Adjustments to reconcile net income to net cash provided by operating activities	1,073	1,806
Changes in operating assets and liabilities	2,821	5,478

Total adjustments	3,894	7,284
Depreciation and amortization	(697)	(523)
Interest	(948)	(750)

Net cash provided by operating activities	$5,463	$10,255

Consolidated total adjustments	21,016	11,793

Consolidated net cash provided by operating activities	$25,678	$17,045

      Consolidated cash flow provided by operations for the nine months ended September 30, 2005, was $48.7 million, compared to consolidated cash flow provided by operations of $43.3 million for the comparable period in 2004.
      Regulated subsidiaries’ cash flow provided by operations for the nine months ended September 30, 2005, was $46.6 million, compared to $31.3 million for the comparable period in 2004. This increase is the result of improved underwriting results and an increase in investment income, offset by a tax benefit reduction from the utilization of the net operating loss carryforward in 2004.
      Non-regulated subsidiaries’ cash flow used in operations for the nine months ended September 30, 2005, was $2.1 million, compared to $12.0 million provided by operations for the comparable period in 2004. The decrease in non-regulated cash flow from operations reflects the decrease in net income, which was primarily the result of the previously mentioned acceleration of revenue, recognized in the third quarter of 2004. In addition, the decrease in net income was the result of an increase in administrative costs related to compliance with Section 404 of the Sarbanes-Oxley Act, offset by an increase in revenue associated with profit-sharing commissions. In addition, the decrease in cash flow from operations is the result of variable compensation payments made in the first quarter of 2005, related to 2004 performance and profitability and a decrease in cash as a result of tax payments.

      In addition to the changes described above in relation to our cash provided by operations, we had an increase in cash used in investing activities as a result of an $11.6 million cash payment for our new corporate headquarters in the first quarter of 2005. The proceeds from the 2004 issuance of debentures, which are described below, were used for the purchase of our new building. On January 1, 2005, we entered into a lease agreement for our furniture and phone system in relation to our new building. As of September 30, 2005, the total liability in relation to this lease was $925,000. Total lease payments made for the nine months and three months ended September 30, 2005, were approximately $205,000 and $88,000, respectively.
      We anticipate a temporary increase in cash outflows related to investments in technology as we continue to enhance our operating systems and controls.
Other Items
      In September 2003, an unconsolidated subsidiary trust issued $10.0 million of mandatory redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, we issued $10.3 million in junior subordinated debentures, which includes our $310,000 investment in the trust. We received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense. We contributed $6.3 million of the proceeds to our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. The debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%.
      In April 2004, we issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. The senior debentures are callable at par after five years from the date of issuance. Associated with this transaction, we incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.
      In May 2004, we issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. The senior debentures are callable at par after five years from the date of issuance. Associated with this transaction, we incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.
      We contributed $9.9 million of the proceeds from the senior debentures to our Insurance Company Subsidiaries in December 2004. The remaining proceeds from the issuance of the senior debentures may be used to support future premium growth through further contributions to our Insurance Company Subsidiaries and general corporate purposes.
      In September 2005, an unconsolidated subsidiary trust issued $20.0 million of mandatory redeemable trust preferred securities to a trust formed by an institutional investor. Contemporaneously, we issued $20.6 million in junior subordinated debentures, which includes our $620,000 investment in the trust. We received a total of $19.4 million in net proceeds, after the deduction of approximately $600,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense. We contributed $10.0 million of the proceeds to our Insurance Company Subsidiaries and the remaining balance will be used for general corporate purposes. The debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%.
      The seven year amortization period in regard to the issuance costs represents our best estimate of the estimated useful life of the bonds related to both the senior debentures and junior subordinated debentures described above.

      In November 2004, we entered into a revolving line of credit for up to $25.0 million. The revolving line of credit replaced our former term loan and line of credit and expires in November 2007. We had drawn approximately $9.0 million on this new revolving line of credit to pay off our former term loan. We use the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, we and certain of our non-regulated subsidiaries pledged security interests in certain property and assets of named subsidiaries.
      At September 30, 2005, we had no outstanding balance on the revolving line of credit. On December 31, 2004, we had an outstanding balance of $9.0 million on the revolving line of credit.
      The revolving line of credit provides for interest at a variable rate based, at our option, upon either a prime based rate or LIBOR-based rate. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to us from subsidiaries during such period (“Adjusted EBITDA”). For the three month period ending September 30, 2005, the average interest rate for LIBOR-based borrowings was 4.7%.
      Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually, commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) on an annual basis, a minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of September 30, 2005, we were in compliance with these covenants.
      In addition, our non-insurance premium finance subsidiary maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At September 30, 2005, this line of credit had an outstanding balance of $2.3 million. On April 26, 2005, the terms of this line of credit were modified. The modifications included a decrease in the line of credit from $8.0 million to $6.0 million. The interest terms of this line of credit provide for interest at the prime rate minus 0.5%, or a LIBOR-based rate, plus 2.0%. At September 30, 2005, the LIBOR-based option was 5.6% and the average interest rate was 5.6%.
      At September 30, 2005, shareholders’ equity was $174.0 million, or $6.05 per common share, compared to $167.5 million, or $5.76 per common share, at December 31, 2004.
      In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. For the nine months and three months ended September 30, 2005, we purchased and retired 634,900 and 426,110 shares of common stock for a total cost of approximately $3.4 million and $2.3 million, respectively. We did not repurchase any common stock during 2004. As of September 30, 2005, the cumulative amount we have repurchased and retired under the current share repurchase plan was 634,900 shares of common stock for a total cost of approximately $3.4 million.
      At our regularly scheduled board meeting on October 28, 2005, our Board of Directors authorized us to purchase up to 1,000,000 shares, or approximately 3%, of our common stock in market transactions for a period not to exceed twenty-four months.
      A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to us in the form of dividends, loans or advances. The restriction on the transferability to us from the Insurance Company Subsidiaries is regulated by Michigan insurance statutes which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2004 statutory financial statements, Star may only pay dividends to us during 2005 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2004 was negative $13.7 million. At September 30, 2005, earned surplus was negative $7.1 million. No dividends were paid in 2004 or 2005.
      Effective July 1, 2005, we made a $2.5 million loan, at an effective interest rate equal to the three month LIBOR, plus 5.2%, to an unaffiliated insurance agency. This agency has been a producer for us for over ten years. Under the terms of the agreement, we may demand repayment of the principal, plus accrued interest at any time. As security for the loan, the shareholder has pledged 100% of the common shares of the unaffiliated insurance agency and three other insurance agencies, and has executed a personal guaranty.

Contractual Obligations and Commitments
      Except as described above with respect to the issuance of $20.6 million in junior subordinated debentures, there were no material changes outside the ordinary course of our business in relation to our contractual obligations and commitments for the three months and nine months ended September 30, 2005.
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
      At December 31, 2004, all of our Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $120.7 million at December 31, 2004, compared to the minimum threshold requiring regulatory involvement of $56.9 million in 2004. At September 30, 2005, Star’s statutory surplus increased $18.2 million from December 31, 2004, to $138.9 million. As previously mentioned, we contributed $10.0 million of the proceeds from our recent issuance of junior subordinated debentures to our Insurance Company Subsidiaries.
      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 3.0 to 1.0 and 2.5 to 1.0, respectively. As of September 30, 2005, on a statutory combined basis, gross and net premium leverage ratios were 2.4 to 1.0 and 1.9 to 1.0, respectively.
     Reinsurance
      Intercompany pooling agreements are commonly entered into between affiliated insurance companies, so as to allow the companies to utilize the capital and surplus of all of the companies, rather than each individual company. Under pooling arrangements, companies share in the insurance business that is underwritten and allocate the combined premium, losses and related expenses between the companies within the pooling arrangement. Effective January 1, 2005, the Insurance Company Subsidiaries entered into an Inter-Company Reinsurance Agreement (the “Pooling Agreement”). This Pooling Agreement includes Star, Ameritrust

Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”) and Williamsburg National Insurance Company (“Williamsburg”). Pursuant to the Pooling Agreement, Savers, Ameritrust and Williamsburg have agreed to cede to Star and Star has agreed to reinsure 100% of the liabilities and expenses of Savers, Ameritrust and Williamsburg, relating to all insurance and reinsurance policies issued by them. In return, Star agrees to cede and Savers, Ameritrust and Williamsburg have agreed to reinsure Star for their respective percentages of the liabilities and expenses of Star. The Pooling Agreement was filed with the applicable regulatory authorities. Any changes to the Pooling Agreement must be submitted to the applicable regulatory authorities.
     Off-Balance Sheet Arrangements
      In June 2003, we entered into a guaranty agreement with a bank. We are guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, we are obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for our guaranty, the president and member of the unaffiliated insurance agency pledged 100% of the common shares of two other insurance agencies that he wholly owns. In the event of default on the term loan by the unaffiliated insurance agency, we have the right to sell any or all of the pledged assets (the common stock of the two insurance agencies) and use the proceeds from the sale to recover any amounts paid under the guaranty agreement. Any excess proceeds would be paid to the shareholder. As of September 30, 2005, no liability has been recorded with respect to our obligations under the guaranty agreement, since the collateral is in excess of the guaranteed amount.
      In addition, refer to the discussion below under the caption “Subsequent Events” for additional information in regard to our off-balance sheet arrangements.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. Commencing in the first quarter of 2003, we began expensing the fair value of all stock options granted since January 1, 2003 under the prospective method. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123(R) for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that delays the compliance dates for SFAS 123(R). Under the new rule, SFAS 123(R) is effective for public companies for annual, rather than interim periods, that begin after June 15, 2005. Therefore, we are required to adopt SFAS 123(R) in the first quarter of 2006, or beginning January 1, 2006. We have evaluated the requirements of SFAS 123(R) and have determined the impact on our financial statements related to existing stock options is immaterial.
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
      In July 2005, the FASB issued an exposure draft of a proposed interpretation on accounting for uncertain tax positions under SFAS No. 109 “Accounting for Income Taxes.” If adopted as proposed, the pronouncement will be effective December 31, 2005 and only those tax benefits that meet the probable recognition threshold may be recognized or continue to be recognized as of the effective date. We have evaluated the impact this proposed interpretation will have on our financial statements and do not expect it to have a material impact.
Subsequent Events
      On October 4, 2005, we entered into two interest rate swap transactions with LaSalle Bank (“LaSalle”) to mitigate our interest rate risk on $5.0 million and $20.0 million of our senior debentures and trust preferred securities, respectively. We will recognize these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. This interest rate swap transaction has been designated as a cash flow hedge and is deemed a highly effective transaction under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions will be recorded at fair value on the balance sheet and any changes in their fair value will be accounted for within other comprehensive income. The interest differential to be paid or received will be accrued and will be recognized as an adjustment to interest expense.
      The first interest rate swap transaction, which relates to $5.0 million of our $12.0 million issuance of senior debentures, has an effective date of October 6, 2005 and ending May 24, 2009. We are required to make certain quarterly fixed rate payments to LaSalle calculated on a notional amount of $5.0 million, non-amortizing, based on a fixed annual interest rate of 8.925%. LaSalle is obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR, plus 4.20%.
      The second interest rate swap transaction, which relates to $20.0 million of our $20.0 million issuance of trust preferred securities, has an effective date of October 6, 2005 and ending September 16, 2010. We are required to make quarterly fixed rate payments to LaSalle calculated on a notional amount of $20.0 million, non-amortizing, based on a fixed annual interest rate of 8.34%. LaSalle is obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR, plus 3.58%.
      On November 1, 2005, we purchased the net assets of a Florida-based insurance agency. In accordance with SFAS No. 141 “Business Combinations,” we will allocate the costs of the acquired business to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair value at the acquisition date. Any costs in excess of the amount specifically assigned to the assets acquired and liabilities assumed, will be recorded as goodwill. Subsequent to the acquisition, the goodwill and other intangible assets will be accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of September 30, 2005. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.
      Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and five years. At September 30, 2005, our fixed income portfolio had a modified duration of 3.49, compared to 3.46 at December 31, 2004.
      At September 30, 2005, the fair value of our investment portfolio was $382.3 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. During 2003 and 2004, we began to increase our holdings of tax-exempt securities based on our return to profitability and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2004. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.
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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Market Value	$397,068	$382,251	$367,487
Yield to Maturity or Call	3.34%	4.34%	5.34%
Effective Duration	3.71	3.82	3.93
      The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, lines of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.
      Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At September 30, 2005, we had debentures of $55.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $559,000. At December 31, 2004, we had debentures of $35.3 million. At this level, a 100 basis point (1%) change in market rates would have changed annual interest expense by $353,000.
      In addition, our revolving line of credit under which we can borrow up to $25.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At September 30, 2005, we had no outstanding balance on this revolving line of credit. At December 31, 2004, we had $9.0 million outstanding. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $90,000.

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
      As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
      There were no significant changes in our internal control over financial reporting during the three month period ended September 30, 2005, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.     Legal Proceedings
      The information required by this item is included under Note 6 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2005, which is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      In November 2004, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. For the three months ended September 30, 2005, the Company purchased and retired 426,110 shares of common stock for a total cost of approximately $2.3 million.

				Maximum
			Total Number	Number of
			of Shares	Shares that may
			Purchased as	yet be
			Part of Publicly	Repurchased
	Total	Average	Announced	Under the
	Number of	Price Paid	Plans or	Plans or
Period	Shares	Per Share	Programs	Programs

July 1 — July 31, 2005	155,120	$5.25	155,120	636,090
August 1 — August 31, 2005	75,830	$5.35	75,830	560,260
September 1 — September 30, 2005	195,160	$5.48	195,160	365,100

Total	426,110	$5.37	426,110

Item 6.     Exhibits
      The following documents are filed as part of this Report:

Exhibit
No.	Description

4.1	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc. and LaSalle Bank National Association, dated as of September 16, 2005 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 22, 2005).
10.1	Second Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association, dated September 8, 2005.
10.2	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust II, and Merrill Lynch International, dated as of September 16, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 22, 2005).
10.3	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., LaSalle Bank National Association, Christiana Bank & Trust Company, and The Administrative Trustees Named Herein, dated as of September 16, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 22, 2005).
10.4	Guarantee Agreement between Meadowbrook Insurance Group, Inc., and LaSalle Bank National Association, dated as of September 16, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 22, 2005).
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

Exhibit
No.	Description

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES
      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ Karen M. Spaun

Senior Vice President and
Chief Financial Officer
Dated: November 7, 2005

EXHIBIT INDEX

Exhibit
No.	Description

4.1	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc. and LaSalle Bank National Association, dated as of September 16, 2005 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 22, 2005).
10.1	Second Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association, dated September 8, 2005.
10.2	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust II, and Merrill Lynch International, dated as of September 16, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 22, 2005).
10.3	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., LaSalle Bank National Association, Christiana Bank & Trust Company, and The Administrative Trustees Named Herein, dated as of September 16, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 22, 2005).
10.4	Guarantee Agreement between Meadowbrook Insurance Group, Inc., and LaSalle Bank National Association, dated as of September 16, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 22, 2005).
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.