Form 10-K
period 2005-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2006-03-14
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005 was $134,581,194. As of March 3, 2006, there were 28,767,321 shares of the Company’s common stock ($.01 par value) outstanding.
Documents Incorporated by Reference
      Certain portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting scheduled for May 10, 2006 are incorporated by reference into Part III of this report.

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
      We serve as a holding company for our wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation (which collectively are referred to as the “Insurance Company Subsidiaries”), as well as, American Indemnity Insurance Company, Ltd. (“American Indemnity”) and Preferred Insurance Company, Ltd. We also serve as a holding company for Meadowbrook, Crest Financial Corporation, and their subsidiaries.
Significant Acquisitions

•	November 1, 2005, we acquired the business of Insurance & Benefit Consultants (“IBC”) of Sarasota, Florida. IBC is a retail agency specializing in group and individual health insurance products and personal financial planning services.

•	September 16, 2005, Meadowbrook Capital Trust II (“Trust II”), a Delaware trust, was formed and in turn issued $20.0 million of mandatorily redeemable trust preferred securities to a trust formed by an institutional investor. Pursuant to Financial Accounting Standards Board Interpretation Number (“FIN”) 46(R), we do not consolidate the Trust II as it is not a variable interest entity and we are not the primary beneficiary. The consolidated financial statements, however, include the equity earnings of the Trust II.

•	Effective January 1, 2004, our rent-a-captive subsidiary, American Indemnity, which was acquired in 1994, was deconsolidated due to the adoption of FIN 46(R). In accordance with FIN 46(R), we performed an evaluation of our business relationships and determined American Indemnity did not satisfy the tests for consolidation. Although we and our subsidiary Star are the common shareholders, we are not the primary beneficiaries of American Indemnity. The preferred shareholders of American Indemnity bear the risk of loss, and therefore are the primary beneficiaries. The consolidated financial statements, however, include the equity earnings of American Indemnity. The deconsolidation did not have a material impact on our financials.

•	In September 2003, Meadowbrook Capital Trust I (“Trust I”), a Delaware trust, was formed and in turn issued $10.0 million of mandatorily redeemable trust preferred securities to a trust formed by an institutional investor. Pursuant to FIN 46(R), we do not consolidate the Trust I as it is not a variable interest entity and we are not the primary beneficiary. The consolidated financial statements, however, include the equity earnings of the Trust I.

•	In August 1999, we acquired the assets of TPA Associates, Inc., all the outstanding stock of TPA Insurance Agency, Inc., and Preferred Insurance Agency, Inc., and approximately ninety-four percent of the outstanding stock of Preferred Insurance Company, Ltd. (“PICL”) (collectively, “TPA”). TPA is a program-oriented risk management company that provides risk management services to self-insured clients, manages alternative risk management programs, and performs underwriting, policy issuance and loss control services for an unaffiliated insurance company. In January 2002, we purchased the remaining six percent minority interest of PICL for $288,000.

MEADOWBROOK INSURANCE GROUP, INC.

•	In July 1998, we acquired Florida Preferred Administrators, Inc. (“Florida Preferred”), a third party administrator, and Southeastern Holding Corporation, a holding company for Ameritrust Insurance Corporation (“Ameritrust”), both of which are domiciled in Sarasota, Florida. In December 2002, Southeastern Holding Corporation was dissolved and Ameritrust became a wholly owned subsidiary of Star. Florida Preferred provides a broad range of risk management services for Ameritrust.

•	In July 1997, we acquired Crest Financial Corporation (“Crest”), a California-based holding company, which formerly owned Williamsburg National Insurance Company (“Williamsburg”). Crest provides risk management services primarily to Williamsburg. On December 31, 1999, Williamsburg became a wholly owned subsidiary of Star.

•	In November 1996, we acquired Association Self Insurance Services, Inc. (“ASI”) of Montgomery, Alabama, which is a full service risk management operation focused on insurance pools and trust funds whose services include claims administration and handling, loss control and prevention, managed care, and policy issuance. ASI’s operations were consolidated with Meadowbrook’s existing operations in Montgomery, Alabama.

•	In July 1990, we acquired Savers Property and Casualty Insurance Company (“Savers”).
Employees
      At March 3, 2006, we employed approximately 648 associates to service our clients and provide management services to the Insurance Operations as defined below. We believe we have good relationships with our employees.
Overview
      We are a full-service risk management organization which focuses on niche or specialty program business and risk management solutions for agents, brokers, professional and trade associations, pools, trusts, and small to medium-sized insureds. Our programs are primarily on a regional basis with a single line of business within a program. We have a regional focus in New England, Florida, and Nevada within the workers’ compensation line of business. We also have a regional focus in California within commercial auto and commercial multiple peril. Our fee-for-service business is also on a regional basis with an emphasis in the Midwest and southeastern regions. We are among the top twenty insurance agents in the United States. We currently manage over $700 million in gross written premiums.
      We were founded in 1955 as a retail insurance agency. Today, our Michigan-based retail insurance agency operations are consistently ranked as a leading business insurance agency in Michigan. We earn commission revenue through the operation of our retail property and casualty insurance agencies.
      Since 1976, we have also specialized in providing risk management solutions for our clients. By forming risk-sharing partnerships, we align our financial objectives with our clients. By utilizing our products and services, small to medium-sized client groups gain access to more sophisticated risk management techniques previously available only to larger corporations. This enables our clients to control insurance costs and potentially turn risk management into a profit center. By having their capital at risk, our clients are motivated to reduce exposure and share in the underwriting profits and investment income derived from their risk management plan.
      Based upon the particular risk management goals of our clients and our assessment of the opportunity for operating profit, we offer solutions on a managed basis, a risk-sharing basis, or a fully-insured basis, in response to a specific market opportunity. In a managed program, we earn service fee revenue by providing management and other services to a client’s risk-bearing entity, but generally do not share in the operating results. In a risk-sharing program, we share the operating results with the client through a reinsurance agreement with a captive or rent-a-captive. The captive and rent-a-captive structures are licensed reinsurance companies and are accounted for under the provisions of Statement of Financial Accounting Standards

MEADOWBROOK INSURANCE GROUP, INC.
(“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”. In risk-sharing programs, we derive revenue from net earned premiums, fee-for-service revenue and commissions, and investment income. In addition, we may benefit from the fees our risk management subsidiary earns for services we perform on behalf of our Insurance Company Subsidiaries. These fees are eliminated upon consolidation. However, the fees associated with the captive’s portion of the program are reimbursed through the ceding commission. In a fully-insured program, we provide insurance products without a risk-bearing mechanism and derive revenue from net earned premiums and investment income.
      We have developed a broad range of capabilities and services in the design, management, and servicing of our clients’ risk management needs. These capabilities and services include:

•	program and product design;

•	underwriting, risk selection, and policy issuance;

•	sales, marketing, and public relations to members of groups;

•	administration of risk-bearing entities, such as mutual insurance companies, captives, rent-a-captives, public entity pools, and risk retention and risk purchasing groups;

•	claims handling and administration;

•	loss prevention and control;

•	reinsurance placement;

•	risk analysis and identification;

•	actuarial and loss reserve analysis;

•	information technology and processing;

•	feasibility studies;

•	litigation management;

•	accounting and financial statement preparation;

•	regulatory compliance; and

•	audit support.
      We are committed to a strong underwriting discipline and controlled growth. We continually focus on the leveraging of fixed costs, strong internal controls and overall process improvements. We remain dedicated to growing our margins and return on equity, as well as growing all aspects of our balanced revenue sources. With the strength of our balance sheet and our concerted efforts aimed toward improving productivity, we are optimistic of our future results.
Company Segments

Agency Operations
      We earn commission revenue through the operation of our retail property and casualty insurance agency, which was formed in 1955. The agency has grown to be one of the largest agencies in Michigan and, with acquisitions, has expanded into California and Florida. Our agency operations produce commercial, personal lines, life, and accident and health insurance, with more than fifty unaffiliated insurance carriers. The agency produces an immaterial amount of business for our affiliated Insurance Company Subsidiaries.
      In total, our agency operations generated commissions of $11.3 million, $9.8 million, and $9.4 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

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

MEADOWBROOK INSURANCE GROUP, INC.

•	policy administration;

•	loss prevention and control;

•	claims administration and handling;

•	litigation management;

•	information technology and processing;

•	accounting functions; and

•	general management and oversight of the program.
The fees we receive from our managed programs are generally either a fixed amount or based on a percentage of premium serviced.
      We provide insurance management services to public entity associations and currently manage public entity pools and other insurance entities, which provide insurance coverage for approximately 1,700 participants, including city, county, township, and village governments in three states, as well as other diverse industry groups.

Risk-Sharing Programs:
      Client Risk-Sharing. With a client risk-sharing program, our Insurance Company Subsidiaries underwrite individual primary insurance policies for members of a group or association, or a specific industry and then share the operating results with the client or client group through a reinsurance agreement with a captive or rent-a-captive. In some instances, a captive owned by a client or client group reinsures a portion of the risk on a quota-share basis. A captive is an insurance company or reinsurance company, which is formed for the purpose of insuring or reinsuring risks related to the businesses of its shareholders or members. A rent-a-captive allows organizations to obtain the benefits of a captive insurance company, without the initial costs and capital investment required to form their own captive. This is often an interim step utilized by groups and associations prior to forming their own captive. The captive and rent-a-captive structures are licensed reinsurance companies, which have a self-sustaining integrated set of activities and assets, and are in the reinsurance business for the purpose of providing a return to their investors, who are the shareholders (“primary beneficiaries”) of the captive company. The primary beneficiaries have their own equity at risk, decision making authority, and the ability to absorb losses. Therefore, the transactions associated with the captive and rent-a-captive structures are accounted for under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”
      In addition to premium revenue and investment income from our net retained portion of the operating results, we may also be compensated through the receipt of fees for policy issuance services and acquisition costs, captive administration, reinsurance placement, loss prevention services, and claims administrative and handling services. In addition, we may benefit from the fees our risk management subsidiary earns for services we perform on behalf of our Insurance Company Subsidiaries. These fees are eliminated upon consolidation. However, the fees associated with the captive’s portion of the program are reimbursed through the ceding commission. For financial reporting purposes, ceding commissions are treated as a reduction in underwriting expenses.
      Our experience has been that the number of claims and the cost of losses tend to be lower in risk-sharing programs than with traditional forms of insurance. We believe that client risk-sharing motivates participants to focus on loss prevention, risk control measures and to adhere to stricter underwriting guidelines.

MEADOWBROOK INSURANCE GROUP, INC.
      The following schematic illustrates the basic elements in many of our client risk-sharing programs.
CAPTIVE RISK-SHARING STRUCTURE

(1)	We account for transactions with these risk-sharing clients as reinsurance under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Clients.”
     The captive’s shareholders, which may or may not include the insured, and its board of directors make the decision to form the captive or terminate the captive, based upon either their own analysis or analysis performed by an independent third party consultant they hire. The shareholders of the captive make the decision whether to invest and how much to invest in the captive. This decision may be based upon advice from third party consultants.
      The agent/producer of the business will make the decision to submit the risk to the insurance company for underwriting and the policyholders make the decision to purchase the quoted policy.
      The captive administrator provides administrative services to the captive in exchange for a fee. This fee is usually a fixed amount, but can be a variable amount based upon premium volume, and is negotiated on an annual basis with the captive’s board of directors. Such services may include bookkeeping, providing regulatory information, and other administrative services. We do not provide loss prevention, claims handling, underwriting, and other insurance services directly to the captive. However, our risk management services subsidiary provides these services to our Insurance Company Subsidiaries for a fee, which is eliminated upon consolidation. The costs associated with these services are included within the premium quoted to the policyholder.
      In applying FIN 46(R)’s provisions to the captive risk-sharing structure, our variable interest in the captive is limited to administrative fees based upon a fixed amount or a percentage of premiums and the credit risk associated with any reinsurance recoverables recognized.
      The captives are generally capitalized with common stock and may use preferred stock in isolated instances. The captive’s variability (1) is created based upon the experience of their portion of business directly written through our Insurance Company Subsidiaries and ceded to the captive on a quota share basis and (2) is absorbed by the captive’s shareholders.

MEADOWBROOK INSURANCE GROUP, INC.
      In general, the captive’s common and/or preferred shareholders are either the agents or producers of the business, a sponsoring group or association, a group of policyholders, a policyholder, or a general agent. The captive’s shareholders are not related parties of ours pursuant to either FASB Statement No. 57, Related Party Disclosures, or paragraph 16 of FIN 46(R).
      By design, the capital base of the captive is structured to absorb the projected losses of the program, and the captive’s shareholders bear the risk of loss. We protect ourselves from potential credit risk related to reinsurance recoverables from the captive by a collateral requirement in a trust agreement equal to a multiple of the estimated reserves for losses and unearned premiums. In addition, we monitor the capital adequacy and financial leverage ratios of the captive to mitigate future credit risk.
      In another variation of client risk-sharing, we establish retrospectively rated programs for individual accounts. With this type of program, we work with the client to develop the appropriate self-insured retention and loss fund amount and then help arrange for excess-of-loss reinsurance. The client reimburses us for all claim payments within the client’s retention. We generally earn a management fee (which includes claims and loss control fees). In most of these programs, we also participate in the operating results of the reinsurance coverage and receive a ceding commission in the client risk-sharing reinsurance contract to reimburse us for expenses and our fee for services.
      In another version of client risk-sharing, the agent accepts an up-front commission that is adjusted up or down based on operating results of the program produced.
      In 2004, certain brokerage and insurance companies unrelated to the Company were investigated by regulatory and legal authorities. The investigation primarily related to two issues: (1) improper payment of contingent commissions by insurance companies to brokers who represented the policyholder; and (2) alleged price fixing and/or bid rigging. We have not received a subpoena from regulatory or legal authorities. Our Code of Conduct, Business Conduct Policy and other corporate policies prohibits these type of activities. We monitor our business relationships in an effort to assure adherence to legal and other regulatory mandates.
      Following this highly publicized investigation, many state insurance departments sent letters of inquiry to insurance companies requesting information on contingent commission payments. We have responded to each letter of inquiry requesting such information. In the event state insurance departments adopt any new regulatory laws relating to contingent commissions, we will implement any necessary changes in order to comply with any new regulatory pronouncements.
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

Description of Major Specialty Risk Management Services
      Our risk management subsidiary provides the following services to our fee-for-service clients and to our Insurance Company Subsidiaries for a fee. The fees associated with services provided to our Insurance Company Subsidiaries are eliminated upon consolidation. The costs associated with these services are charged to our primary insureds in the form of premiums.
      Program and Product Design. Before implementing a new program, we generally review: (1) financial projections for the contemplated program, (2) historical loss experience, (3) actuarial studies of the underlying risks, (4) the credit worthiness of the potential client, and (5) the availability of reinsurance. Our senior management team and associates representing each of the risk-management disciplines work together to design, market, and implement new programs. Our due diligence process is structured to provide a risk assessment of the program and how the program fits within our entity wide business plan and risk profile.

MEADOWBROOK INSURANCE GROUP, INC.
      Underwriting Risk Selection and Policy Issuance. With our fully-insured and risk-sharing programs, through our risk management subsidiary, we perform underwriting services for our Insurance Company Subsidiaries that meet our corporate underwriting guidelines. We maintain substantially all ultimate underwriting authority and monitor compliance with our corporate underwriting guidelines through a periodic underwriting audit process and with a system of internal control procedures. Our underwriting personnel help develop the proper criteria for selecting risks, while actuarial and reinsurance personnel evaluate and recommend the appropriate levels of rate and risk retention. The program is then tailored according to the requirements and qualifications of each client. With managed programs, we may perform underwriting services based upon the profile of the specific program for a fee.
      Claims Administration and Handling. With our fully insured and risk-sharing programs, through personnel in our risk management services subsidiary, we provide substantially all claims management and handling services for workers’ compensation and most other casualty lines, such as property, professional liability, and general liability. Our claims handling standards are set by our corporate claims department and are monitored through self-audits, corporate claim audits, and other executive oversight reports. We handle substantially all claims functions for the majority of the programs we manage. Our involvement in claims administration and handling provides feedback to program managers in assessing the client’s risk environment and the overall structure of the program.
      Loss Prevention and Control. With our fully insured and risk-sharing programs, through our risk management subsidiary, we provide loss control services, which are designed to help clients prevent or limit the impact of certain loss events. Through an evaluation of the client’s workplace environment, our loss control specialists assist the client in planning and implementing a loss prevention program and, in certain cases, provide educational and training programs. With our managed programs, we provide these same services for a fee based upon the profile of the specific program.
      Administration of Risk-Bearing Entities. We generate fee revenue by assisting in the formation and administration of risk-bearing entities for clients and agents. We currently provide administrative services for over fifteen captives and/or rent-a-captives and hold an insignificant minority interest in three of these captives. We also hold an insignificant minority interest in one former captive which we no longer manage and is currently in run-off. These services are provided by one of our subsidiaries in Bermuda or Barbados.
      Reinsurance Placement. Through our reinsurance intermediary subsidiary, Meadowbrook Intermediaries, Inc., we earn commissions by placing excess-of-loss reinsurance and insurance coverage with high deductibles for insurance companies, captives, and self-insured programs we manage. Reinsurance is also placed for clients who do not have other business relationships with us.
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
      Agents Edgetm is a specific application of Advantage utilizing an automated, predictable, profit-driven underwriting model to make workers’ compensation products available to select agencies through our regional branch offices. We have an active focus through Agents Edgetm in thirteen states for our workers’ compensation programs.

MEADOWBROOK INSURANCE GROUP, INC.
Insurance Operations
      Our Insurance Company Subsidiaries issue insurance policies. Through our Insurance Company Subsidiaries, we engage in specialty risk management programs where we assume underwriting risks in exchange for premium. Our Insurance Company Subsidiaries primarily focus on specialty programs designed specifically for trade groups and associations, whose members are homogeneous in nature. Members are typically small-to-medium sized businesses. Our programs focus on select classes of property and casualty business which, through our due diligence process, we believe have demonstrated a fundamentally sound prospect for generating underwriting profits. We occasionally do offer our programs on a nationwide basis; but more generally, our programs operate on a regional or state-specific basis. We maintain underwriting authority through our regional offices based upon underwriting guidelines set forth by our corporate underwriting department, which we monitor through underwriting audits and a series of executive underwriting and rate monitor reports. We avoid geographic concentration of risks that might lead to natural or intentionally caused catastrophic events. We also handle the majority of our claims through our regional offices based upon standards set forth by our corporate claims office and monitored through a series of self-audits and corporate claims audit, internal control audits, and executive claims monitoring reports. Our foreign captives, American Indemnity and PICL, which offer clients captive or rent-a-captive options, complement our Insurance Company Subsidiaries.
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
      Our Insurance Company Subsidiaries are authorized to write business, on either an admitted or surplus lines basis, in all fifty states. Our Insurance Company Subsidiaries primarily offer workers’ compensation, commercial multiple peril, general liability, inland marine, and other liability coverages. For the year ended December 31, 2005, the workers’ compensation line of business accounted for 40.3%, 45.4%, and 47.8% of gross written premiums, net written premiums, and net earned premiums, respectively.
      Within 2001, 2000, and 1999, we eliminated a limited group of unprofitable programs that were not aligned with our historic and present business strategy. The uncertainty of future reserve development on these discontinued programs has been reduced as a result of aggressive claims handling and reserve strengthening. However, while we believe we have adequate reserves, there can be no assurances that there will not be additional losses in the future relating to these programs. Outstanding reserves related to these discontinued programs as of December 31, 2005 and 2004, were $7.4 million and $10.1 million, respectively.
      In September 2003, we issued $10.3 million of junior subordinated debentures to an unconsolidated subsidiary trust. We received a total of $9.7 million in net proceeds from the issuance of these debentures, of which $6.3 million was contributed to the surplus of our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes.
      In April and May 2004, we issued senior debentures in the amount of $13.0 million and $12.0 million, respectively. The senior debentures mature in thirty years. We contributed $9.9 million of the proceeds from the senior debentures to our Insurance Company Subsidiaries as of December 31, 2004. The remaining proceeds from the issuance of the senior debentures may be used to support future premium growth through further contributions to our Insurance Company Subsidiaries and general corporate purposes.
      In September 2005, we issued $20.6 million of junior subordinated debentures to an unconsolidated subsidiary trust. We received a total of $19.4 million in net proceeds from the issuance of these debentures, of which $10.0 million was contributed to the surplus of our Insurance Company Subsidiaries and the remaining balance may be used for general corporate purposes.

MEADOWBROOK INSURANCE GROUP, INC.
      On April 19, 2005, we announced an upgrade from A.M. Best of certain of our Insurance Company Subsidiaries from B+ (Very Good), with a positive outlook to B++ (Very Good). The ratings upgrade applies to Star, Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company. Additionally, A.M. Best reaffirmed the rating for Ameritrust Insurance Corporation as B+ (Very Good), with a positive outlook.
      The following table summarizes gross written premiums, net written premiums, and net earned premiums for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 (in thousands):

Gross Written Premiums	2005	2004	2003	2002	2001

Workers’ Compensation	$133,732	$146,982	$141,456	$104,822	$147,654
Commercial Multiple Peril	85,978	71,715	48,091	33,072	44,513
Inland Marine	12,467	10,925	9,758	8,886	12,048
Other Liability	16,167	15,248	10,473	10,442	28,856
Other Commercial Auto Liability	59,144	48,070	26,902	9,894	38,191
Surety Bonds	89	42	5	2,998	7,377
All Other Lines	24,632	20,511	16,595	13,523	20,465

Total	$332,209	$313,493	$253,280	$183,637	$299,104

Net Written Premiums	2005	2004	2003	2002	2001

Workers’ Compensation	$117,287	$122,896	$111,572	$90,979	$80,232
Commercial Multiple Peril	59,870	46,351	36,628	22,375	31,019
Inland Marine	1,690	1,630	1,500	1,587	3,783
Other Liability	8,004	7,568	6,278	4,296	19,982
Other Commercial Auto Liability	49,122	37,762	19,599	9,125	35,502
Surety Bonds	30	11	73	119	180
All Other Lines	22,191	17,743	14,177	11,314	15,385

Total	$258,194	$233,961	$189,827	$139,795	$186,083

Net Earned Premiums	2005	2004	2003	2002	2001

Workers’ Compensation	$119,423	$117,914	$93,324	$80,795	$69,360
Commercial Multiple Peril	54,829	43,701	26,075	23,462	27,004
Inland Marine	1,727	1,628	1,556	1,716	3,782
Other Liability	8,072	6,416	4,849	9,325	22,539
Other Commercial Auto Liability	45,373	29,274	12,940	17,548	27,535
Surety Bonds	5	38	73	97	173
All Other Lines	20,530	15,522	12,388	12,440	13,272

Total	$249,959	$214,493	$151,205	$145,383	$163,665

Reserves
      The information required by this item is incorporated by reference to the Losses and Loss Adjustment Expenses and Reinsurance Recoverables section of Note 1 — Summary of Significant Accounting Policies and Note 3 — Liability for Losses and Loss Adjustment Expenses of the Notes to the Consolidated Financial Statements, as well as to the Critical Accounting Estimates section and the Reserves section of Item 7, Management’s Discussion and Analysis.

MEADOWBROOK INSURANCE GROUP, INC.
      The following table shows the development of reserves for unpaid losses and loss adjustment expenses (“LAE”) from 1996 through 2005 for our Insurance Company Subsidiaries including PICL, and the deconsolidation impact of American Indemnity.
      Due to our adoption of SFAS 113, the bottom portion of the table shows the impact of reinsurance for the years 1996 through 2005, reconciling the net reserves shown in the upper portion of the table to gross reserves.
Analysis of Loss and Loss Adjustment Expense Development(1)

	Years Ended December 31,

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

	(In thousands)
Reserves for losses and LAE at end of period	$65,775	$60,786	$84,254	$127,500	$172,862	$198,653	$193,116	$192,019	$226,996	$271,423
Deconsolidation of subsidiary			(147)	(1,425)	(3,744)	(5,572)	(2,973)	(2,989)
Adjusted reserves for losses and LAE at end of period	$65,775	$60,786	$84,107	$126,075	$169,118	$193,081	$190,143	$189,030	$226,996	$271,423
Cumulative paid as of
1 year	31,626	31,368	39,195	54,928	70,952	77,038	78,023	71,427	79,056
2 years later	49,930	47,313	56,763	90,416	115,669	130,816	122,180	118,729
3 years later	58,362	56,848	76,776	116,001	146,548	157,663	151,720
4 years later	64,018	65,517	85,447	132,995	160,673	176,172
5 years later	67,928	68,138	93,009	139,939	171,992
6 years later	69,503	72,063	96,739	146,997
7 years later	72,337	74,002	101,433
8 years later	73,992	76,421
9 years later	75,831
Reserves re-estimated as of end of year:
1 year	67,010	69,012	98,587	146,213	182,976	199,171	193,532	193,559	231,880
2 years later	69,536	73,591	106,487	144,453	186,191	205,017	196,448	203,394
3 years later	74,796	74,009	102,075	152,630	189,632	207,379	202,126
4 years later	74,439	77,771	104,017	156,997	190,305	211,394
5 years later	76,025	78,490	106,668	158,287	196,158
6 years later	77,239	80,084	109,038	159,449
7 years later	79,142	80,626	110,541
8 years later	79,580	81,282
9 years later	80,017
Net cumulative deficiency:
Dollars	$(14,242)	$(20,496)	$(26,434)	$(33,374)	$(27,040)	$(18,313)	$(11,983)	$(14,364)	$(4,884)
Percentage	(21.7)%	(33.7)%	(31.4)%	(26.5)%	(16.0)%	(9.5)%	(6.3)%	(7.6)%	(2.2)%
Net reserves	65,775	60,786	84,107	126,075	169,118	193,081	190,143	189,030	226,996	271,423
Ceded reserves	26,615	38,193	64,590	101,744	168,962	195,943	181,817	147,446	151,161	187,254
Gross reserves	92,390	98,979	148,697	227,819	338,080	389,024	371,960	336,476	378,157	458,677

Net re-estimated	80,017	81,282	110,541	159,449	196,158	211,394	202,126	203,394	231,880
Ceded re-estimated	43,892	60,716	104,304	175,586	253,659	272,647	242,215	231,282	187,650
Gross re-estimated	123,909	141,998	214,845	335,035	449,817	484,041	444,341	434,676	419,530

Gross cumulative deficiency	$(31,519)	$(43,019)	$(66,148)	$(107,216)	$(111,737)	$(95,017)	$(72,381)	$(98,200)	$(41,373)

(1)	In accordance with FIN 46(R), we performed an evaluation of our business relationships and determined that our wholly owned subsidiary, American Indemnity, did not meet the tests for consolidation, as neither us, nor our subsidiary Star, are the primary beneficiaries of American Indemnity. Therefore, effective January 1, 2004, we deconsolidated American Indemnity on a prospective basis in accordance with the provisions of FIN 46(R). Accordingly, we have adjusted the reserves and development within the above table. The adoption of FIN 46(R) and the deconsolidation of American Indemnity did not have a material impact on our consolidated balance sheet or consolidated statement of income.

MEADOWBROOK INSURANCE GROUP, INC.
     The following table sets forth the difference between generally accepted accounting principles (“GAAP”) reserves for loss and loss adjustment expenses and statutory reserves for loss and loss adjustment expenses at December 31, (in thousands):

	2005	2004

GAAP reserves for losses and LAE	$458,677	$378,157
Reinsurance recoverables for unpaid losses	(187,254)	(151,161)
Allowances against reinsurance recoverables**	(1,080)	(1,479)
Non-regulated foreign insurance subsidiary; PICL***	(1,230)	(1,800)

Statutory reserves for losses and LAE	$269,113	$223,717

*	For the year ended December 31, 2005, we reported an increase of $41.4 million in gross ultimate loss estimates for accident years 2004 and prior, or 10.9% of $378.2 million of gross losses and LAE reserves at January 1, 2005. We reported a $4.9 million increase in net ultimate losses and LAE estimates for accident years 2004 and prior, or 2.2% of $227.0 million. The change in gross ultimate loss estimates for accident years 2004 and prior is greater than the change in net ultimate loss estimates as a result of gross development on a small number of large workers’ compensation claims.

**	The GAAP allowance for reinsurance recoverables is reported as a Schedule F penalty or a non-admitted asset for statutory accounting.

***	PICL is a foreign captive, which offers clients captive or rent-a-captive options. It is not a domestic insurance company and, therefore, is not included in the combined statutory financial statements filed with the National Association of Insurance Commissioners and state regulators.
     As a result of adverse development on prior accident years’ reserves, the provision for losses and loss adjustment expenses increased by $4.9 million, $4.5 million, and $2.9 million in calendar years 2005, 2004, and 2003, respectively.
Investments
      Certain information required by this item is incorporated by reference to Note 2 — Investments of the Notes to the Consolidated Financial Statements, and the Investments section of Item 7, Management’s Discussion and Analysis.
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

MEADOWBROOK INSURANCE GROUP, INC.
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
Regulation

Insurance Company Regulation
      Our Insurance Company Subsidiaries are subject to regulation by government agencies in the states in which they do business. The nature and extent of such regulation varies from jurisdiction to jurisdiction but typically involves:

•	prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company;

•	regulation of certain transactions entered into by an insurance company with any of its affiliates;

•	approval of premium rates, forms and policies used for many lines of insurance;

•	standards of solvency and minimum amounts of capital and surplus which must be maintained;

•	establishment of reserves required to be maintained for unearned premium, loss and loss adjustment expense, or for other purposes;

•	limitations on types and amounts of investments;

•	restrictions on the size of risks that may be insured by a single company;

•	licensing of insurers and agents;

•	deposits of securities for the benefit of policyholders; and

•	the filing of periodic reports with respect to financial condition and other matters.
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

MEADOWBROOK INSURANCE GROUP, INC.
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
Membership in Insolvency Funds and Associations and Mandatory Pools
      Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written

MEADOWBROOK INSURANCE GROUP, INC.
by a member in that state. Assessments from insolvency funds were $664,000, $784,000, and $783,000, respectively, for 2005, 2004, and 2003. Most of these payments are recoverable through future policy surcharges and premium tax reductions.
      Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may adversely effect us. Total assessments paid to all such facilities were $3.0 million, $2.3 million, and $2.4 million, respectively, for 2005, 2004, and 2003.
Restrictions on Dividends and Risk-Based Capital
      The information required by this item is incorporated by reference to Note 8 — Regulatory Matters and Rating Issues of the Notes to the Consolidated Financial Statements and the Regulatory and Rating Issues section within Item 7, Management’s Discussion and Analysis.
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
NAIC-IRIS Ratios
      The National Association of Insurance Commissioners’ (“NAIC”) Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries or possible further review from individual state insurance commissioners. Refer to the Regulatory and Rating Issues section of Item 7, Management’s Discussion and Analysis.
Available Information
      Our Internet address is www.meadowbrook.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership (Forms 3, 4, and 5), and any amendments to those reports, as soon as reasonable practicable after we electronically file such material with, or furnished to, the United States Securities and Exchange Commission (“SEC”). You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington D.C., 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains reports, proxy statements, and other information that we file at www.sec.gov. Our SEC reports can also be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with, or furnished to the SEC. The Charters of the Nominating and Governance Committee, the Compensation Committee, the Audit Committee, the Finance

MEADOWBROOK INSURANCE GROUP, INC.
Committee, and the Investment Committee of our Board of Directors, are also available on our website, or available in print to any shareholder who requests this information. In addition, our Corporate Governance Guidelines, Code of Conduct, and our Business Conduct Policy are available on our website, or in print to any shareholder who requests this information.
Item 1A.     Risk Factors

If our reserves for losses and loss adjustment expenses are not adequate, we will have to increase our reserves, which would result in reductions in net income, retained earnings, and statutory surplus, along with ability to pay dividends.
      We establish reserves for losses and expenses related to the adjustment of losses under the insurance policies we write. We determine the amount of these reserves based on our best estimate and judgment of the losses and costs we will incur on existing insurance policies. Our Insurance Company Subsidiaries obtain an annual statement of opinion from an independent actuary firm on these reserves. While we believe that our reserves are adequate, we base these reserves on assumptions about past and future events. The following factors could have a substantial impact on our future loss experience:

•	the amounts of claims settlements and awards;

•	legislative activity; and

•	changes in inflation and economic conditions.
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
      Our future success also will depend on our ability to attract, train, motivate and retain other highly skilled technical, managerial, marketing, and customer service personnel. Competition for these employees is intense and we may not be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, our future success depends on our ability to attract, retain and motivate our agents. Our failure to attract and retain the necessary personnel and agents could have a material adverse effect on our business, financial condition, and results of operations.

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

MEADOWBROOK INSURANCE GROUP, INC.

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
      The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our industry’s profitability can be affected by:

•	rising levels of actual costs that are not known by companies at the time they price their products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•	changes in loss reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurer’s liability develop;

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses; and

•	increase in medical costs beyond historic or expected annual inflationary levels.
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

MEADOWBROOK INSURANCE GROUP, INC.
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
      We are subject to extensive supervision and regulation in the states in which we operate. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is to maintain compliance with insurance regulations, protect policyholders and not our shareholders. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:

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
      We believe that we maintain adequate amounts of cash and short-term investments to pay claims, and do not expect to have to sell securities prematurely for such purposes. We may, however, decide to sell securities as a result of changes in interest rates, credit quality, the rate or repayment or other similar factors. A significant increase in market interest rates could result in a situation in which we are required to sell securities at depressed prices to fund payments to our insureds. Since we carry debt securities at fair value, we expect these securities would be sold with no material impact on our net equity, although it could result in net realized losses. If these securities are sold, future net investment income may be reduced if we are unable to reinvest in securities with similar yields.

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

MEADOWBROOK INSURANCE GROUP, INC.
fluctuations in the income derived from, and the valuation of, our fixed income investments, which could have an adverse effect on our financial condition and results of operations.

We are subject to credit risk with respect to the obligations of our reinsurers and the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, or on the portion of risk either ceded to the captives, or retained by our clients. The inability of our risk-sharing partners to meet their obligations could adversely affect our profitability.
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
      In addition, with our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, or on the portion of risk either ceded to the captives, or retained by our clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs. Generally, we collateralize balances due from our risk-sharing partners through funds withheld trusts or stand-by letters of credit issued by highly rated banks. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk-sharing partners. No assurance can be given, however, regarding the future ability of any of our risk-sharing partners to meet their obligations. The inability of our risk-sharing partners to meet their obligations could adversely affect our profitability.

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

MEADOWBROOK INSURANCE GROUP, INC.

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
      Our ability to write business is most influenced by our rating from A.M. Best. A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders. Currently, our rating from A.M. Best is B++ (Very Good) for Star Insurance Company, Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company. The A.M. Best rating for Ameritrust Insurance Corporation is B+ (Very Good), with a positive outlook. We believe as a result of our improved balance sheet and operating performance our rating will remain at least at its current level, if not at an upgraded level. However, there can be no assurance that A.M. Best will not change its rating in the future. A rating downgrade from A.M. Best could materially adversely affect the business we write and our results of operations.

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

We rely on our information technology and telecommunications systems to conduct our business.
      Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors to underwrite and process our business, make claim payments, provide customer service, provide policy administration services, such as, endorsements, cancellations and premium collections, comply with insurance regulatory requirements and perform actuarial and other analytical functions necessary for pricing and product development. Our operations are dependent upon our ability to timely and efficiently process our business and protect our information and telecommunications systems from physical loss, telecommunications failure or other similar catastrophic events, as well as from security breaches. While we have implemented business contingency plans and other reasonable and appropriate internal controls to protect our systems from interruption, loss or security breaches, a sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Likewise, a security breach of our computer systems could also interrupt or damage our operations or harm our reputation in the event confidential customer information is disclosed to third-parties. Either of these circumstances could have a material adverse effect upon our financial condition, operations or reputation.

Item 1B.	Unresolved Staff Comments
      None.
Item 2.     Properties
      In 1998, we purchased land in Southfield, Michigan for a cost of $3.2 million. In 2004, the construction of our corporate headquarters was completed on half of this land. In December 2004, we relocated to the new office building. This new building is approximately 72,000 square feet. The total construction cost of the

MEADOWBROOK INSURANCE GROUP, INC.
building approximated $12.0 million, which was paid in full at the closing on January 19, 2005. Previously, we leased our corporate offices from an unaffiliated third party.
      In 2003, we entered into a Purchase and Sale Agreement, whereby we agreed to sell the remaining portion of the land to an unaffiliated third party for the purpose of constructing an office building adjacent to our corporate headquarters. Under the Purchase and Sale Agreement, the third party agreed to pay $2.1 million for the land, $1.2 million for their share of the costs related to the common areas of the building, and other related costs of approximately $226,000. In May 2005, we closed on the transaction.
      Through our subsidiaries, we are also a party to various leases for locations in which we have offices. We do not consider any of these leases to be material.
Item 3.     Legal Proceedings
      We are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, we have established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with SFAS No. 5, “Accounting for Contingencies”, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable; an accrual for the costs to resolve these claims is recorded and is included in our consolidated balance sheets. Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income. With the assistance of outside counsel, we adjust such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, we do not expect the outcome of the claims, lawsuits and proceedings to which we are subject to, either individually, or in the aggregate, will have a material adverse effect on our financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.
Item 4.     Submission of Matters to a Vote of Security Holders
      None.

MEADOWBROOK INSURANCE GROUP, INC.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities

Shareholder Information
Corporate Headquarters
26255 American Drive
Southfield, MI 48034-6112
Phone: (248) 358-1100

Independent Registered
Public Accounting Firm
Ernst & Young LLP
Detroit, MI

Corporate Counsel
Howard & Howard Attorneys, P.C.
Bloomfield Hills, MI	Transfer Agent & Registrar LaSalle Bank National Association Shareholder Services Division 135 South LaSalle Street, Suite 1811 Chicago, IL 60603 Stock Listing New York Stock Exchange Symbol: MIG	Annual Meeting The Annual Meeting of Meadowbrook Shareholders will be held at: 2:00 p.m. May 10, 2006 Corporate Headquarters 26255 American Drive Southfield, MI
Shareholder Relations and Form 10-K
      A copy of our 2005 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Investor Relations Department at our corporate headquarters, or contact:

Karen M. Spaun, Senior Vice President and Chief Financial Officer (248) 204-8178 karen.spaun@meadowbrook.com

Holly Moltane, Director of External Financial Reporting (248) 204-8590 holly.moltane@meadowbrook.com
Direct Investment Plan
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
      LaSalle Bank National Association 1-800-246-5761, option 2.
Share Price and Dividend Information
      The following table sets forth for the periods indicated, the high and low closing sale prices of our common shares as reported on the NYSE Composite Tape, and quarterly dividends paid for the years ended:

December 31, 2005	High	Low	Dividends

First Quarter	$5.89	$4.98	—
Second Quarter	$5.53	$5.02	—
Third Quarter	$5.72	$5.05	—
Fourth Quarter	$6.77	$5.31	—

MEADOWBROOK INSURANCE GROUP, INC.

December 31, 2004	High	Low	Dividends

First Quarter	$5.35	$4.15	—
Second Quarter	$5.86	$4.90	—
Third Quarter	$5.50	$4.34	—
Fourth Quarter	$5.24	$4.32	—
      For additional information regarding dividend restrictions, refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis.
      When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations and our overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its subsidiaries. We did not receive any dividends from our Insurance Company Subsidiaries in 2005 or 2004.
      As of March 3, 2006, there were approximately 254 holders of record of our common stock. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.
Issuer Repurchases of Common Stock
      The following table presents information with respect to repurchases of our common stock made during the quarterly period ending December 31, 2005:

				Maximum
			Total Number	Number of
			of Shares	Shares that may
			Purchased as	yet be
			Part of Publicly	Repurchased
	Total	Average	Announced	Under the
	Number of	Price Paid	Plans or	Plans or
Period	Shares	Per Share	Programs	Programs

October 1- October 31,2005	75,000	$5.50	75,000	290,100
November 1 - November 30,2005	25,000	$5.98	25,000	975,000
December 1 - December 31,2005	38,000	$5.77	38,000	937,000

Total	138,000	$5.85	138,000

      In November 2004, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. In October 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares, or approximately 3%, of our common stock in market transactions for a period not to exceed twenty-four months, and therefore replacing our current share repurchase program originally authorized in November 2004.

MEADOWBROOK INSURANCE GROUP, INC.
Item 6.     Selected Financial Data
Selected Consolidated Financial Data

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share and ratio data)
Income Statement Data:
Gross written premiums	$332,209	$313,493	$253,280	$183,637	$299,104
Net written premiums	258,134	233,961	189,827	139,795	186,083
Net earned premiums	249,959	214,493	151,205	145,383	163,665
Net commissions and fees	35,916	40,535	45,291	37,581	40,675
Net investment income	17,975	14,911	13,484	13,958	14,228
Net realized gains	167	339	823	666	735
Gain (loss) of sale of subsidiary	—	—	—	199	(1,097)
Total revenue	304,017	270,278	210,803	197,787	218,206
Net losses and LAE(1)	151,542	135,938	98,472	98,734	125,183
Policy acquisition and other underwriting expenses(1)	44,439	33,424	23,606	33,573	31,216
Other administrative expenses	27,183	25,964	23,232	22,612	23,531
Salaries and employee benefits	51,331	52,297	48,238	37,659	44,179
Interest expense	3,856	2,281	977	3,021	4,516
Gain on debt reduction	—	—	—	(359)	—
Income (loss) before income taxes and equity earnings	25,666	20,374	16,278	2,547	(10,419)
Equity earnings of affiliates	1	39	3	—	—
Net income (loss)	17,910	14,061	10,099	1,650	(6,510)
Earnings per share — Diluted	$0.60	$0.48	$0.35	$0.08	$(0.76)
Dividends declared per share	$—	$—	$—	$—	$0.09
Balance Sheet Data:
Total investments and cash and cash equivalents	$460,233	$402,156	$324,235	$286,050	$233,723
Total assets	901,344	801,696	692,266	674,839	687,888
Loss and LAE reserves	458,677	378,157	339,465	374,933	394,596
Debt	7,000	12,144	17,506	32,497	54,741
Debentures	55,930	35,310	10,310	—	—
Shareholders’ equity	177,365	167,510	155,113	147,395	80,316
Book value per share	$6.19	$5.76	$5.34	$4.98	$9.44
Other Data:
GAAP ratios (insurance companies only):
Net loss and LAE ratio	65.2%	67.9%	70.1%	72.1%	81.1%
Expense ratio	33.5%	33.5%	34.3%	36.5%	35.8%
Combined ratio	98.7%	101.4%	104.4%	108.6%	116.9%
Statutory combined ratio	97.9%	101.2%	101.9%	109.7%	113.0%

(1)	Both the loss and loss adjustment expense ratios are calculated based upon unconsolidated insurance company operations. The following table sets forth the intercompany fees, which are eliminated upon consolidation.

MEADOWBROOK INSURANCE GROUP, INC.
Unconsolidated GAAP data — Ratio Calculation Table:

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

Net earned premiums	$249,959	$214,493	$151,205	$145,383	$163,665
Consolidated net losses and LAE	$151,542	$135,938	$98,472	$98,734	$125,183
Intercompany claim fees	11,523	9,691	7,514	6,154	7,520

Unconsolidated net losses and LAE	$163,065	$145,629	$105,986	$104,888	$132,703

GAAP net loss and LAE ratio	65.2%	67.9%	70.1%	72.1%	81.1%
Consolidated policy acquisition and other underwriting expenses	$44,439	$33,424	$23,606	$33,573	$31,216
Intercompany administrative and other underwriting fees	39,231	38,359	28,296	19,445	27,309
Unconsolidated policy acquisition and other underwriting expenses	$83,670	$71,783	$51,902	$53,018	$58,525

GAAP expense ratio	33.5%	33.5%	34.3%	36.5%	35.8%

GAAP combined ratio	98.7%	101.4%	104.4%	108.6%	116.9%
      Management uses the GAAP combined ratio and its components to assess and benchmark underwriting performance.
      The GAAP combined ratio is the sum of the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio. The GAAP loss and loss adjustment expense ratio is the unconsolidated net loss and loss adjustment expense in relation to net earned premiums. The GAAP expense ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The statutory combined ratio is the sum of the statutory loss and loss adjustment expense ratio and the statutory expense ratio. The statutory loss and loss adjustment expense ratio is the statutory net loss and loss adjustment expense in relation to net earned premiums. The statutory expense ratio is the statutory policy acquisition and other underwriting expenses in relation to net written premiums.

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
Description of Business
      We are a publicly traded specialty risk management company, with an emphasis on alternative market insurance and risk management solutions for agents, professional and trade associations, and small to medium-sized insureds. The alternative market includes a wide range of approaches to financing and managing risk exposures, such as captives, rent-a-captives, risk retention and risk purchasing groups, governmental pools and trusts, and self-insurance plans. The alternative market developed as a result of the historical volatility in the cost and availability of traditional commercial insurance coverages, and usually involves some form of self-insurance or risk-sharing on the part of the client. We develop and manage alternative risk management programs for defined client groups and their members. We also operate as an insurance agency representing unaffiliated insurance companies in placing insurance coverages for policyholders. We define our business segments as specialty risk management operations and agency operations.
      In June 2002, we sold 18,500,000 shares of newly issued common stock at $3.10 per share in a public offering. In conjunction, the underwriters exercised their over-allotment option to acquire 2,775,000 of additional shares of our common stock. After deducting underwriting discounts, commissions, and expenses, we received net proceeds from the offering of $60.5 million. We utilized $57.5 million of the $60.5 million raised in the public offering to pay down our line of credit by $20.0 million and contributed $37.5 million to the surplus of our Insurance Company Subsidiaries. The remaining proceeds were used for general corporate purposes.
      In September 2003, an unconsolidated subsidiary trust issued $10.0 million of mandatory redeemable trust preferred securities to a trust formed by an institutional investor. Contemporaneously, we issued $10.3 million in junior subordinated debentures, which includes our $310,000 investment in the trust. We received a total of $9.7 million in net proceeds from the issuance of these debentures, of which $6.3 million was contributed to the surplus of our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      In April and May 2004, we issued senior debentures in the amount of $13.0 million and $12.0 million, respectively. We contributed $9.9 million of the proceeds from the senior debentures to our Insurance Company Subsidiaries and the remainder was used for general corporate purposes.
      In September 2005, an unconsolidated subsidiary trust issued $20.0 million of mandatory redeemable trust preferred securities to a trust formed by an institutional investor. Contemporaneously, we issued $20.6 million in junior subordinated debentures, which includes our $620,000 investment in the trust. We received a total of $19.4 million in net proceeds from the issuance of these debentures. We contributed $10.0 million of the proceeds to our Insurance Company Subsidiaries and the remaining balance will be used for general corporate purposes.

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
      We categorize our programs into three categories: managed, risk-sharing, and fully insured. With managed programs, we earn service fee revenue by providing management and other services to a client’s risk-bearing entity, but generally do not share in the operating results. With risk-sharing programs, we share the operating results with the client through a reinsurance agreement with captive or rent-a-captive. The captive and rent-a-captive structures are licensed reinsurance companies, which have a self-sustaining integrated set of activities and assets, and are in the reinsurance business for the purpose of providing a return to their investors, who are the shareholders (“primary beneficiaries”) of the captive company. These primary beneficiaries have their own equity at risk, decision making authority, and the ability to absorb losses and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” In addition to premium revenue and investment income from our net retained portion of the operating results, we may also be compensated through the receipt of ceding commissions and other fees for policy issuance services and acquisition costs, captive administration, reinsurance placement, loss prevention services, and claims administrative and handling services. In addition, we may benefit from the fees our risk management subsidiary earns for services we perform on behalf of our Insurance Company Subsidiaries. These fees are eliminated upon consolidation. However, the fees associated with the captive’s portion of the program are reimbursed through the ceding commission. For financial reporting purposes, ceding commissions are treated as a reduction in underwriting expenses. With fully insured programs, we provide our insurance products without a risk-bearing mechanism and derive revenue from net earned premiums and investment income. Fully insured programs are generally developed in response to a specific market opportunity and when we believe there is potential to evolve into a risk-sharing mechanism.

Agency Operations
      We earn commission revenue through the operation of our retail property and casualty insurance agency, which was formed in 1955. The agency has grown to be one of the largest agencies in Michigan and, with acquisitions, has expanded into California and Florida. The agency operations produce commercial, personal

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
lines, life, and accident and health insurance, for more than fifty unaffiliated insurance carriers. The agency produces an immaterial amount of business for our affiliated Insurance Company Subsidiaries.
      In recent years, we have derived our revenue from the following sources (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Revenues
Net earned premiums	$249,959	$214,493	$151,205
Management fees	16,741	16,253	18,751
Claims fees(3)	7,113	13,207	14,756
Loss control fees	2,260	2,174	2,303
Reinsurance placement	660	420	308
Investment income	17,692	14,887	13,471
Net realized gains	85	339	823

Specialty risk management	294,510	261,773	201,617
Agency operations(1)	11,304	9,805	9,378
Reconciling items(2)	365	24	13
Intersegment revenue(1)	(2,162)	(1,324)	(205)

Consolidated revenue	$304,017	$270,278	$210,803

(1)	We reclassified 2004 and 2003 revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of our subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue have been reclassified. As a result, $7.9 million and $5.6 million were reclassified within the agency operations segment and the intersegment revenue for the years ended December 31, 2004 and 2003, respectively.

(2)	In December 2003, we entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of land. In July 2004, a land contract was executed and the transaction closed in escrow subject to the conveyance of certain land by the city to both parties. In May 2005, the settlement of the land contract was completed. The sale of this land resulted in a total gain of approximately $464,000. In accordance with SFAS No. 66 “Accounting for Sales of Real Estate,” we recorded this transaction based on the installment method of accounting. Accordingly, we recorded a gain of $82,000, as of June 30, 2005, which reflects a portion of the total gain allocated proportionately based on the down payment to the total purchase price. The remaining $382,000 will be deferred until the land contract is paid in full, or as principal payments are received. In addition, we received $121,000 in interest income related to the land contract, which has been included in reconciling items. The remaining $162,000 in reconciling items relates to miscellaneous interest income.

(3)	During 2004, we accelerated the recognition of $3.5 million in deferred claim revenue, as a result of an earlier than anticipated termination of two limited duration administrative services and multi-state claims run-off contracts. These contracts had been terminated by the liquidator for the companies during the third quarter of 2004. Had the contract not been terminated, we would have received additional claims fee revenue for continued claims handling services.
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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Losses and Loss Adjustment Expenses
      Significant periods of time can elapse between the occurrence of a loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid losses and loss adjustment expenses (“LAE”), insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and LAE.
      We establish a liability for losses and LAE, which represent case base estimates of reported unpaid losses and LAE and actuarial estimates of incurred but not reported losses (“IBNR”) and LAE. Such liabilities, by necessity, are based upon estimates and, while we believe the amount of our reserves is adequate, the ultimate liability may be greater or less than the estimate. As of December 31, 2005 and 2004, we have accrued $458.7 million and $378.2 million of gross loss and LAE reserves, respectively.
      The following table sets forth our gross and net reserves for losses and LAE based upon an underlying source of data, at December 31, 2005 (in thousands):

	Case	IBNR	Total

Direct	$186,080	$208,595	$394,675
Assumed — Directly Managed(1)	7,442	27,164	34,606
Assumed — Residual Markets(2)	8,318	16,121	24,439
Assumed — Retroceded	1,231	518	1,749
Assumed — Other	2,037	1,171	3,208

Gross	205,108	253,569	458,677
Less Ceded	89,796	97,458	187,254

Net	$115,312	$156,111	$271,423

(1)	Directly managed represents business managed and processed by our underwriting, claims, and loss control departments, utilizing our internal systems and related controls.

(2)	Residual markets represent mandatory pooled workers’ compensation business based upon an individual company’s market share by state.
     In reference to the above table, the reserves related to our direct business and assumed business which we manage directly, are established through transactions processed through our internal systems and related controls. Accordingly, the case reserves are established on a current basis, therefore there is no backlog, and IBNR is determined utilizing various actuarial methods based upon historical data. Ultimate reserve estimates related to assumed business from residual markets are provided by individual states on a two quarter lag and include an estimated reserve based upon actuarial methods for this lag. Assumed business which is subsequently 100% retroceded to participating reinsurers relates to business previously discontinued and now is in run-off. Lastly, in relation to assumed business from other sources, we receive case and paid loss data within a forty-five day reporting period and develop our estimates for IBNR based on both current and historical data.
      The completeness and accuracy of data received by cedants on assumed business that we do not manage directly is verified through monthly reconciliations to detailed statements, inception to date rollforwards of claim data, actuarial estimates of historical trends, field audits, and a series of management oversight reports on a program basis.
      To date, in the aggregate, there have been no material disputes with our reinsurers. No assurance can be given, however, regarding the future willingness or ability of any of our reinsurers to meet their obligations.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      The following table sets forth our net case and IBNR reserves for losses and LAE by line of business at December 31, 2005 (in thousands):

	Net Case	Net IBNR	Total

Workers’ Compensation	$59,749	$69,053	$128,802
Residual Markets	8,318	16,122	24,440
Commercial Multiple Peril/ General Liability	16,185	36,321	52,506
Commercial Automobile	21,692	22,690	44,382
Other	9,368	11,925	21,293

Total	$115,312	$156,111	$271,423

      When a claim is reported to one of our Insurance Company Subsidiaries, for the majority of claims, our claims personnel within our risk management subsidiary will establish a case reserve for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims person. Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments, new information or periodic reviews of the claims.
      In addition to case reserves and in accordance with industry practice, we maintain estimates of reserves for losses and LAE incurred but not yet reported. We project an estimate of ultimate losses and LAE at each reporting date. The difference between the projected ultimate loss and LAE reserves and the case loss reserves and LAE reserves, is carried as IBNR reserves. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, we estimate the ultimate liability for losses and LAE, net of reinsurance recoverables.
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
      The key assumptions we use in our selection of ultimate reserves include underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2005 and 2004.

Reinsurance Recoverables
      Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR losses and LAE. Such recoverables, by necessity, are based upon estimates. Reinsurance does not legally discharge us from our legal liability to our insureds, but it does make the assuming reinsurer liable to us to the extent of the reinsurance ceded. Instead of being netted

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
against the appropriate liabilities, ceded unearned premiums and reinsurance recoverables on paid and unpaid losses and LAE are reported separately as assets in our consolidated balance sheets. Reinsurance recoverable balances are also subject to credit risk associated with the particular reinsurer. In our selection of reinsurers, we continually evaluate their financial stability. While we believe our reinsurance recoverables are collectible, the ultimate recoverable may be greater or less than the amount accrued. At December 31, 2005 and 2004, reinsurance recoverables on paid and unpaid losses were $202.6 million and $169.1 million, respectively.
      In our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, or on the portion of risk either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs. We collateralize balances due from our risk-sharing partners through funds withheld trusts or stand-by letters of credit issued by highly rated banks. We have historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which are in litigation. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. At December 31, 2005, we believe this allowance is adequate. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk-sharing partners. No assurance can be given, however, regarding the future ability of any of our risk-sharing partners to meet their obligations.

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
      Our investment portfolio is primarily invested in debt securities classified as available for sale, with a concentration in fixed income securities of a high quality. Our investment philosophy is to maximize after-tax earnings and maintain significant investments in tax-exempt bonds. Our policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of, but not limited to, the following factors: (1) rating downgrade or other credit event (e.g., failure to pay interest when due); (2) financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; (3) prospects for the issuer’s industry segment; and (4) intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. We evaluate our investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other than temporarily impaired are written down to their estimated net fair value and the related losses recognized in income. There were no impaired investments written down in 2005, 2004, and 2003. There can be no assurance, however, that significant changes in the above factors in relation to our investment portfolio, will not result in future impairment charges.
      At December 31, 2005 and 2004, we had 267 and 124 securities that were in an unrealized loss position, respectively. These investments all had unrealized losses of less than ten percent. At December 31, 2005, thirty-nine of those investments, with an aggregate $29.9 million and $1.2 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. At December 31, 2004, two investments, with an aggregate $2.7 million and $75,000 fair value and unrealized loss, respectively,

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
were in an unrealized loss position for more than eighteen months. As of December 31, 2005 and 2004, gross unrealized losses on available for sale securities were $5.5 million and $1.3 million, respectively.

Revenue Recognition
      We recognize premiums written as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of an in force policy. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received and actuarial estimates.
      For the year ending December 31, 2005, total assumed written premiums were $67.7 million, of which $56.0 million, relates to assumed business we manage directly, and therefore, no estimation is involved. The related transactions of this business are processed through our internal systems and related controls and therefore, the assumed written premiums are on a current basis and no estimate is required. Furthermore, commission and related expenses are recorded on a current basis through our internal systems and controls. The remaining $11.7 million of assumed written premiums represents $10.9 million related to residual markets, of which $148,000 relates to the change in lag estimate, which is estimated utilizing actuarial methods, and $800,000 related to other business.
      Assumed premium estimates are specifically related to the mandatory assumed pool business from the National Council on Compensation Insurance (“NCCI”), or residual market business. The pools cede workers’ compensation business to participating companies based upon the individual company’s market share by state. The activity is reported from the NCCI to participating companies on a two quarter lag. To accommodate this lag, we estimate premium and loss activity based on historical and market based results. The expenses related to residual markets are recorded based upon actual data received by the states and an estimate for expenses related to the two quarter lag is developed utilizing actuarial methods. As of December 31, 2005, assumed premium receivables related to the estimated amount were $7.6 million. This primarily relates to the national pool, which is largely impacted by various state market share of individual companies. Historically, we have not experienced any material difficulties or disputes in collecting balances from NCCI; and therefore, no provision for doubtful accounts is recorded related to the assumed premium estimate.
      In addition, certain premiums are subject to retrospective premium adjustments. Premium is recognized over the term of the insurance contract.
      Fee income, which includes risk management consulting, loss control, and claims administration services, is recognized in the period the services are provided. Claims processing fees are recognized as revenue over the estimated life of the claims, or the estimated life of the contract. For those contracts that provide services beyond the contractually defined termination date of the related contracts, fees are deferred in an amount equal to an estimate of our obligation to continue to provide services.
      Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they were earned. Commission income is reported net of any sub-producer commission expense. Commission and other adjustments are recorded when they occur and we maintain an allowance for estimated policy cancellations and commission returns. Profit sharing commissions from insurance companies are recognized when determinable, which is when such commissions are received.
      We review, on an ongoing basis, the collectibility of our receivables and establish an allowance for estimated uncollectible accounts. As of December 31, 2005 and 2004, the allowance for uncollectibles on receivables was $3.9 million and $4.3 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Legal Contingencies
      We are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, we have established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with SFAS No. 5, “Accounting for Contingencies,” if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable; an accrual for the costs to resolve these claims is recorded in our consolidated balance sheets. Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income. We, with the assistance of outside counsel, adjust such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, we do not expect the outcome of the claims, lawsuits and proceedings to which we are subject to, either individually, or in the aggregate, will have a material adverse effect on our financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

Goodwill
      Goodwill represents the excess of the purchase price over the fair value of net assets of subsidiaries acquired. As required by SFAS No. 142 “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and, at least annually, we test all existing goodwill for impairment using a fair value approach, on a reporting unit basis. Our annual assessment date for goodwill impairment testing is October 1st. We test for impairment more frequently if events or changes in circumstances indicate that there may be an impairment to goodwill. We carry goodwill on two reporting units within the agency operations segment in the amount of $5.8 million and three reporting units within the specialty risk management operations segment in the amount of $25.0 million. Based on our most recent evaluation of goodwill impairment, we determined that no impairment to goodwill exists.
Results of Operations

Executive Overview
      During 2005, we experienced continued overall improvement in underwriting results in comparison to 2004. This improvement is primarily the result of our controlled growth of premiums written and the impact of rate increases in 2004 and 2005. Growth of net income demonstrates our ongoing commitment to strong underwriting discipline, our consistent focus on growing our profitable specialty and fee-for-service programs, the leveraging of fixed costs, as well as our overall expense reduction initiatives. In addition, we continued to achieve operational efficiencies and enhancements in 2005. As a result, our generally accepted accounting principles (“GAAP”) combined ratio improved 2.7 percentage points to 98.7% in 2005 from 101.4% in 2004.
      In April 2005, we announced an upgrade to the rating from A.M. Best of certain of our Insurance Company Subsidiaries from B+ (Very Good), with a positive outlook to B++ (Very Good). The ratings upgrade applies to Star Insurance Company (“Star”), Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company. Additionally, A.M. Best reaffirmed the rating for Ameritrust Insurance Corporation as B+ (Very Good), with a positive outlook.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      In September 2005, we raised $19.4 million from the issuance of junior subordinated debentures. In 2004, we had raised $24.3 million from the issuance of senior debentures. With our capital raising efforts, we have remained focused on a systematic deployment of proceeds from these transactions. As a result of our controlled growth of premiums written and the impact of rate increases in 2004, our net earned premiums increased $35.5 million, or 16.5% in comparison to 2004. Our gross written premiums increased $18.7 million, or 6.0% in comparison to 2004. We continue to be selective on new programs we implement and focus on those which are in line with our underwriting discipline and have historically been profitable. In addition, we increased our retention levels on certain reinsurance treaties. We continue to remain focused on the leveraging of fixed costs, as well as maximizing statutory surplus and cash flows. Statutory surplus increased to $141.1 million in 2005, from $120.7 million in 2004. In 2005, we had positive cash flow from operations of $81.9 million, compared to $70.7 million in 2004.

2005 compared to 2004:
      Net income improved $3.8 million, or 27.4%, to $17.9 million, or $0.60 per diluted share, in 2005, from net income of $14.1 million, or $0.48 per diluted share, in 2004. This improvement is primarily the result of our controlled growth of premiums written, the impact from rate increases in 2004 and 2005, overall expense initiatives, and the continued leveraging of fixed costs. As previously indicated, we increased our retention levels on certain reinsurance treaties, which favorably impacted net earned premiums and net income. These year over year improvements manifested, despite the favorable effect in the third quarter of 2004, from the acceleration of $3.5 million in deferred revenue, less approximately $500,000 in expenses and $1.0 million in taxes, relating to the early termination of a specific multi-state claims run-off contract. In addition, net income was favorably impacted by approximately $814,000 from profit-sharing commissions received in 2005, partially offset by continuing expenses primarily related to implementation and compliance with Section 404 of the Sarbanes-Oxley Act. Net income was also favorably impacted as a result of a $386,000 increase in the deferred tax asset relating to the increase in the statutory federal tax rate from 34% to 35%.
      Revenues increased $33.7 million, or 12.5%, to $304.0 million for the year ended December 31, 2005, from $270.3 million for the comparable period in 2004. This increase reflects a $35.5 million, or 16.5%, increase in net earned premiums. The increase in net earned premiums is the result of our controlled growth in written premiums from various existing programs and new programs implemented in 2004, a higher retention on certain reinsurance treaties effective in 2005, and the impact of an overall 8.4% rate increase in 2004. Partially offsetting these increases in revenue was an approximate $5.5 million decrease in managed fee revenue, which was primarily the result of an acceleration of $3.5 million in deferred claim fee revenue recognized in the third quarter of 2004. This comparative decrease in managed fee revenue in 2005 is due to the acceleration of deferred claim fee revenue in 2004, as the result of the earlier than anticipated termination of two limited duration administrative services and multi-state claims run-off contracts. These contracts had been terminated by the liquidator for the companies during the third quarter of 2004. Therefore, the revenues that we anticipated earning in the first nine months of 2005 were accelerated into the third quarter of 2004. In addition, the increase in revenue reflects a $3.1 million increase in investment income, primarily the result of an increase in average invested assets and a slight increase in yield.

2004 compared to 2003:
      Net income improved $4.0 million, or 39.2%, to $14.1 million, or $0.48 per diluted share, in 2004, from a net income of $10.1 million, or $0.35 per diluted share, in 2003. This improvement reflects an improvement in underwriting results, as a result of the controlled growth of written premiums in profitable programs written in 2004, continued rate increases, growth in agency commission, control over expenses, and leveraging of fixed costs. In addition, this improvement in net income reflects an after-tax benefit of approximately $1.4 million from the acceleration of deferred claim fee revenue, net of expenses, as the result of the earlier than

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
anticipated termination of two limited duration administrative services and multi-state claims run-off contracts.
      Revenues increased $59.5 million, or 28.2%, to $270.3 million for the year ended December 31, 2004, from $210.8 million for the comparable period in 2003. This increase reflects a $63.3 million, or 41.9%, increase in net earned premiums. The growth in net earned premiums primarily reflects the earning pattern of programs written in 2004, which include the conversion of an existing west-coast commercial transportation program to one of our insurance subsidiaries, the impact of a renewal rights contract for a select group of association-endorsed workers’ compensation programs which had over twenty years of profitable underwriting experience, the implementation of an excess liability program for public entities with a twenty-year profitable track record, the return of profitable programs, the impact of an overall 13.6% rate increase achieved in 2003, and an overall 8.4% rate increase in 2004. This increase was partially offset by the anticipated reduction in managed fee revenue from two limited duration or closed end administrative services and claims contracts.
      As previously indicated, during 2004, we accelerated the recognition of $3.5 million in deferred claim revenue related to a multi-state claims run-off service contract. The acceleration of this revenue was a result of the earlier than anticipated termination of the contracts. These contracts were terminated by the liquidator for the companies during the third quarter of 2004. At the time of termination, we had $3.5 million of deferred revenue related to the claims contract. The revenue had been paid to us pursuant to an agreed upon schedule. However, we had previously adopted a more conservative revenue recognition pattern, which was consistent with our historically claims handling pattern; therefore, resulting in the establishment of deferred revenue. At the termination of the contract, pursuant to the contract terms, we were no longer obligated to handle the related claims.

Specialty Risk Management Operations
      The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Revenue:
Net earned premiums	$249,959	$214,493	$151,205
Management fees	16,741	16,253	18,751
Claims fees(3)	7,113	13,207	14,756
Loss control fees	2,260	2,174	2,303
Reinsurance placement	660	420	308
Investment income	17,692	14,887	13,471
Net realized gains	85	339	823

Total revenue	$294,510	$261,773	$201,617

Pre-tax income
Specialty risk management operations(1) & (2)	$29,444	$23,205	$16,703

(1)	Our specialty risk management operations now exclude an allocation of corporate overhead, which is attributable to our agency operations. Prior to January 1, 2005, corporate overhead was only reflected in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents our segments as a result of improved cost allocation information. As a result, the segment information for the years ended December 31, 2004 and 2003 have been adjusted to reflect this allocation. For the years ended December 31, 2005, 2004, and 2003, the allocation of corporate overhead from the specialty risk management operations to the agency operations segment was $3.1 million, $3.5 million, and $2.8 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

(2)	In addition to the reclassification for the allocation of corporate overhead as described above, we reclassified 2004 and 2003 revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of our subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue have been reclassified. In addition, the overall net income related to this subsidiary was reclassified from the agency operations to the specialty risk management operations segment. As a result, pre-tax net income of $3.2 million and $2.0 million related to this subsidiary was reclassified to the specialty risk management operations pre-tax income from the agency operations segment for the years ended December 31, 2004 and 2003, respectively.

(3)	During 2004, we accelerated the recognition of $3.5 million in deferred claim revenue, as a result of an earlier than anticipated termination of two limited duration administrative services and multi-state claims run-off contracts. These contracts had been terminated by the liquidator for the companies during the third quarter of 2004. Had the contract not been terminated, we would have received additional claims fee revenue for continued claims handling services.

2005 compared to 2004:
      Revenues from specialty risk management operations increased $32.7 million, or 12.5%, to $294.5 million for the year ended December 31, 2005, from $261.8 million for the comparable period in 2004.
      Net earned premiums increased $35.5 million, or 16.5%, to $250.0 million for the year ended December 31, 2005, from $214.5 million in the comparable period in 2004. This increase primarily reflects our controlled growth of premiums written, as well as the favorable impact from an increase in our retention levels on certain reinsurance treaties.
      Management fees increased $488,000, or 3.0%, to $16.8 million, for the year ended December 31, 2005, from $16.3 million for the comparable period in 2004. Management fees were impacted by an anticipated shift in fee-for-service revenue previously generated from a third party contract to internally generated fee revenue from a specific renewal rights agreement that is eliminated upon consolidation. Due to the earlier than anticipated termination of this third party contract, the revenues that we anticipated earning in 2005 were accelerated into the third quarter of 2004. Excluding revenue generated from this third party contract, management fee revenue increased approximately $1.7 million, or 11.1%, in comparison to 2004. This increase is primarily the result of a new Florida based program implemented in the second quarter of 2005, as well as growth in a specific existing New England based program.
      Claim fees decreased $6.1 million, or 46.1%, to $7.1 million, from $13.2 million for the comparable period in 2004. This decrease reflects a similar anticipated shifting of revenue previously generated from a multi-state claims run-off service contract, to internally generated fee revenue from a specific renewal rights agreement that is eliminated upon consolidation. Also impacting this comparison was the effect of the earlier than anticipated termination of the third party contract, which caused the revenues that we anticipated earning in 2005 to be accelerated into the third quarter of 2004. Excluding revenue generated from this third party contract, claim fee revenue would have remained relatively consistent in comparison to 2004.
      Net investment income increased $3.1 million, or 20.5%, to $18.0 million in 2005, from $14.9 million in 2004. Average invested assets increased $65.6 million, or 18.3%, to $424.3 million in 2005, from $358.7 million in 2004. The increase in average invested assets reflects cash flows from underwriting activities and growth in gross written premiums during 2004 and 2005, as well as net proceeds from capital raised in 2004 and 2005 through the issuances of debentures. The average investment yield for 2005 was 4.24%, compared to 4.16% in 2004. The current pre-tax book yield was 4.17% and current after-tax book yield was 3.06%.
      Specialty risk management operations generated pre-tax income of $29.4 million for the year ended December 31, 2005, compared to pre-tax income of $23.2 million for the year ended December 31, 2004. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of our controlled growth in premium volume and our continued focus on leveraging of fixed costs. Offsetting a portion of this year over year improvement, was a $3.0 million pre-tax benefit, recognized in the third quarter of 2004, from the previously mentioned acceleration of revenue recognition, net of expenses, relating to the

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
termination of a specific multi-state claims run-off contract. The GAAP combined ratio was 98.7% for the year ended December 31, 2005, compared to 101.4% for the comparable period in 2004.
      Net losses and loss adjustment expenses (“LAE”) increased $15.6 million, or 11.5%, to $151.5 million for the year ended December 31, 2005, from $135.9 million for the same period in 2004. Our loss and LAE ratio decreased 2.7 percentage points to 65.2% for the year ended December 31, 2005, from 67.9% for the same period in 2004. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. This overall improvement in the loss and LAE ratio reflects the impact of earned premiums from the controlled growth of profitable programs which have had favorable underwriting experience, as well as our intended shift in the balance from workers’ compensation to the general liability line of business. Historically, the general liability line of business has a lower loss ratio and a higher external producer commission. Additional discussion of our reserve activity is described below within the Other Items — Reserves section. In addition, there was a 0.8 percentage point decrease in the net loss and LAE ratio as a result of efficiencies realized within our claims handling activities. Development on prior accident year reserves, added $4.9 million, or 2.0 percentage points, to net loss and LAE in 2005, compared to $4.5 million or 2.1 percentage points in 2004. The development on prior accident years in comparison to 2004 was the result of an increase of $900,000, or 0.4 percentage points, related to one specific 2003 workers’ compensation claim. This claim exceeded our then applicable $5.0 million per claimant limit in our 2003 workers’ compensation treaty and is now reserved at $5.9 million. In addition, the development on prior accident years was also attributable to an increase to an exposure allowance of $1.5 million, specific to reinsurance recoverables for a discontinued surety program and a discontinued workers’ compensation program. During 2005, in relation to the discontinued surety program, we received updated financial information from the liquidator of the reinsurer on that program. Based upon this information, we increased the allowance to 100% of the uncollateralized exposure as of June 30, 2005. In relation to the discontinued workers’ compensation program, we received updated information relating to the collectibility of this asset. As a result, we increased our exposure allowance to 75% of the uncollateralized exposure as of December 31, 2005. Although, we increased our allowance for these specific exposures, the actual exposures did not increase. The remaining $3.4 million of development represents 1.5% of net reserves at December 31, 2004. Our accident year loss ratio improved 2.5 percentage points to 63.3% for the year ended December 31, 2005, from 65.8% for the same period in 2004. The accident year loss and LAE ratio is the unconsolidated GAAP loss and LAE ratio, excluding development on prior accident years.
      Our expense ratio for the years ended December 31, 2005 and 2004 was 33.5%. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. Our expense ratio was impacted by an anticipated increase in gross external commissions, due to the shift in the balance between workers’ compensation and general liability. The general liability line of business has a higher external producer commission rate and, as previously indicated, a lower loss ratio. Offsetting these increases to the expense ratio was the impact of the leveraging of fixed costs.

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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
Excluding revenue generated from this third party contract, management fee revenue increased approximately $1.5 million in comparison to 2003. This increase is primarily the result of growth in specific programs in Nebraska, Minnesota, and New England.
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
      Net investment income increased $1.4 million, or 10.5%, to $14.9 million in 2004, from $13.5 million in 2003. Average invested assets increased $57.1 million, or 19.0%, to $358.7 million in 2004, from $301.6 million in 2003. The increase in average invested assets reflects cash flows from underwriting activities and growth in gross written premiums during 2003 and 2004, as well as, net proceeds from capital raised through the issuance of debentures in 2004 and 2003. The average investment yield for 2004 was 4.2%, compared to 4.5% in 2003. The current pre-tax book yield was 3.9% and current after-tax book yield was 2.9%. The decline in investment yield reflects the accelerated prepayment speeds in mortgage-backed securities and the reinvestment of cash flows in municipal bonds and other securities with lower interest rates. Over the past two years, the reinvestment of cash flows has shifted from maturing securities with higher yields being replaced by securities with lower yields in a declining interest rate environment. In addition, the decline in investment yield reflects the timing of investing the proceeds from the capital raised in 2004.
      Specialty risk management operations generated pre-tax income of $23.2 million for the year ended December 31, 2004, compared to pre-tax income of $16.7 million for the comparable period in 2003. This increase in pre-tax income demonstrates improvement in underwriting results and the further leveraging of fixed costs as we continue to experience controlled growth of premium volume. In addition, this improvement in pre-tax income reflects an approximate $2.1 million pre-tax favorable impact in relation to the previously mentioned acceleration of deferred claim revenue, net of related expenses, relating to the termination of a specific multi-state claims run-off contract. The GAAP combined ratio was 101.4% for the year ended December 31, 2004, compared to 104.4% for the comparable period in 2003.
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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
had a favorable impact of 0.8 percentage points. Partially offsetting this favorable impact was the anticipated increase in gross outside commissions. This is a result of a shift in the balance between workers’ compensation and general liability. The general liability line of business has a higher commission rate and a lower loss ratio.

Agency Operations
      The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Years Ended
	December 31,

	2005	2004	2003

Net commission(1)	$11,304	$9,805	$9,378
Pre-tax income(1) & (2)	$3,343	$2,257	$2,064

(1)	We reclassified 2004 and 2003 revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of our subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue have been reclassified. In addition, the overall net income related to this subsidiary was reclassified from the agency operations to the specialty risk management operations segment. As a result, pre-tax net income of $3.2 million and $2.0 million related to this subsidiary was reclassified to the specialty risk management operations pre-tax income from the agency operations segment for the years ended December 31, 2004 and 2003, respectively.

(2)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. Prior to January 1, 2005, corporate overhead was only reflected in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents our segments as a result of improved cost allocation information. As a result, the segment information for the years ended December 31, 2004 and 2003 have been adjusted to reflect this allocation. For the years ended December 31, 2005, 2004, and 2003, the allocation of corporate overhead to the agency operations segment was $3.1 million, $3.5 million, and $2.8 million, respectively.

2005 compared to 2004:
      Revenue from agency operations, which consists primarily of agency commission revenue, increased $1.5 million, or 15.3%, to $11.3 million for the year ended December 31, 2005, from $9.8 million for the comparable period in 2004. This increase is primarily the result of profit sharing commissions received in the first and third quarter of 2005. In addition, the agency operations experienced an increase in new business and renewal retentions in comparison to 2004, which was partially offset by a reduction in renewal rates.
      Agency operations generated pre-tax income, after the allocation of corporate overhead, of $3.3 million for the year ended December 31, 2005, compared to $2.3 million for the comparable period in 2004. The improvement in the pre-tax margin is primarily attributable to the overall increase in commissions and leveraging of fixed costs. Excluding fixed costs and the allocation of corporate overhead, all other expenses remained relatively consistent.

2004 compared to 2003:
      Revenue from agency operations, which consists primarily of agency commissions, increased $427,000, to $9.8 million for the year ended December 31, 2004, from $9.4 million for the comparable period in 2003. This increase is primarily the result of increases in new business, rate increases, higher retention levels, and profit sharing commissions.
      Agency operations generated pre-tax income, after the allocation of corporate overhead, of $2.3 million for the year ended December 31, 2004, compared to $2.1 million for the comparable period in 2003. The improvement in the pre-tax margin is primarily attributable to the overall increase in revenue.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
Other Items

Reserves
      At December 31, 2005, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $271.4 million. We established a reasonable range of reserves of approximately $251.4 million to $288.9 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum Reserve	Maximum Reserve
Line of Business	Range	Range	Selected Reserves

Workers’ Compensation(1)	$143,398	$163,247	$153,242
Commercial Multiple Peril/ General
Liability	48,345	56,343	52,506
Commercial Automobile	40,570	46,550	44,382
Other	19,109	22,802	21,293

Total Net Reserves	$251,422	$288,942	$271,423

(1)	Includes Residual Markets
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
      The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2005, 2004, and 2003.
      For the year ended December 31, 2005, we reported an increase in net ultimate loss estimates for accident years 2004 and prior of $4.9 million, or 2.2% of $227.0 million of net loss and LAE reserves at December 31, 2004. The increase in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2005 that differed from the projected activity. There were no

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2005. The major components of this change in ultimate loss estimates are as follows (in thousands):

		Incurred Losses			Paid Losses
	Reserves at							Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	December 31,
Line of Business	2004	Year	Years	Incurred	Year	Years	Paid	2005

Workers’ Compensation	$112,086	$63,219	$1,567	$64,786	$9,583	$38,487	$48,070	$128,802
Residual Markets	19,391	12,626	179	12,805	4,427	3,329	7,756	24,440
Commercial Multiple Peril/General Liability	44,217	21,375	392	21,767	707	12,771	13,478	52,506
Commercial Automobile	33,235	34,306	1,106	35,412	9,347	14,918	24,265	44,382
Other	18,067	15,132	1,640	16,772	3,995	9,551	13,546	21,293

Net Reserves	226,996	$146,658	$4,884	$151,542	$28,059	$79,056	$107,115	271,423

Reinsurance Recoverable	151,161							187,254

Consolidated	$378,157							$458,677

		Re-estimated
		reserves at	Development as
	Reserves at	December 31,	a percentage of
	December 31,	2005 on	prior year
Line of Business	2004	prior years	reserves

Workers’ Compensation	$112,086	$113,653	1.4%
Commercial Multiple Peril/General Liability	44,217	44,609	0.9%
Commercial Automobile	33,235	34,341	3.3%
Other	18,067	19,707	9.1%

Sub-total	207,605	212,310	2.3%
Residual Markets	19,391	19,570	0.9%

Total Net Reserves	$226,996	$231,880	2.2%

Workers’ Compensation Excluding Residual Markets
      The projected net ultimate loss estimate for the workers’ compensation line of business, excluding residual markets, increased $1.6 million, or 1.4% of net workers’ compensation reserves. This net overall increase reflects decreases of $3.0 million, $3.7 million, and $944,000 in the ultimate loss estimate for accident years 2004, 2001, and 1999, respectively. The decrease in the ultimate loss estimate reflects better than expected experience on most of our workers’ compensation programs. Average severity on reported claims did not increase as much as anticipated in the prior actuarial projections; therefore ultimate loss estimates were reduced. In addition, there was a reallocation of loss reserves of $2.8 million from accident year 2001 to accident year 2000 to align the incurred but not reported (“IBNR”) reserves with case reserves for a specific Tennessee program. These net overall decreases were more than offset by increases of $3.6 million, $1.6 million, and $2.9 million in accident years 2003, 2002, and 2000, respectively. These increases are the result of higher than expected emergence of claim activity primarily related to a specific workers’ compensation claim, as well as the aforementioned reallocation in the Tennessee program. The change in ultimate loss estimates for all other accident years was insignificant.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Commercial Multiple Peril/General Liability
      The commercial multiple peril line and general liability line of business had an increase in net ultimate loss estimates of $392,000, or 0.9% of net commercial multiple peril and general liability reserves. The net increase reflects a reduction of $662,000 in the ultimate loss estimate for accident year 2004. The improvement in the accident year reflected better than expected claim emergence on several programs. The decreases in the 2003 and 2002 accident years were $1.1 million and $237,000, respectively. These decreases reflect the impact of a reclassification from the general liability line of business to the commercial automobile line of business. This reclassification of $1.2 million was the result of actual claims emergence on three commercial automobile claims that are subject to our core casualty reinsurance program. Prior to the actual claims emergence the reserves for this exposure were carried in the general liability reinsurance line of business as IBNR. These decreases were offset by increases of $858,000, $827,000, and $499,000, in accident years 2001, 2000, and 1999, respectively. The increase in the 2001 accident year loss ratio reflects slightly higher than expected emergence of claim activity in several different programs. The increases in the 2000 and 1999 accident years reflect slightly higher than expected emergence of claim activity in two discontinued programs. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile
      The projected net ultimate loss estimate for the commercial automobile line of business increased $1.1 million, or 3.3% of net commercial automobile reserves. This net overall increase reflects increases of $402,000, $275,000, and $970,000, in accident years 2003, 2002, and 2001, respectively. These increases reflect the impact of the three claims mentioned in the above commercial multiple peril and general liability section, which also reflects a reallocation by accident year. The reserves also reflect higher than expected emergence of claim activity in an inactive program. These increases were partially offset by reductions of $891,000 and $100,000 in the ultimate loss estimates for accident years 2004 and 2000, respectively. The accident year 2004 reduction reflected better than expected claim emergence from a commercial automobile program in California. Average severity on reported claims did not increase as much as anticipated in the prior actuarial projections; therefore ultimate loss estimates were reduced. The accident year 2000 reduction reflects the reallocation in IBNR on a discontinued program mentioned above. The change in ultimate loss estimates for all other accident years was insignificant.

Other
      The other lines of business had an increase in net ultimate loss estimates of $1.6 million, or 9.1% of net reserves on the other lines of business. This net increase reflects an increase in the exposure allowance for potential unrecoverable reinsurance of $789,000 related to a specific discontinued surety program. During the year, we received updated information from the liquidator of the reinsurer on that program. Based upon this information, we increased the allowance to cover all of the uncollateralized exposure as of June 30, 2005. The net increase also reflects an increase of $465,000 in accident year 2003 from higher than expected emergence of claim activity in a few different programs. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets
      The workers’ compensation residual market line of business had an increase in net ultimate loss estimates of $179,000, or 0.9% of net reserves on the workers’ compensation residual market line of business. The change reflects an increase of $545,000 in accident year 2003, offset by decreases of $212,000 and $357,000 in accident years 2004 and 2002, respectively. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus an estimate for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
the lag incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.
Salary and Employee Benefits and Other Administrative Expenses
      Salary and employee benefits decreased $966,000, or 1.8%, to $51.3 million in 2005, from $52.3 million for the comparable period in 2004. This decrease primarily reflects a decrease in performance and profit-based variable compensation, as a result of raising the performance targets for achievement. This decrease was partially offset by merit increases for associates. In addition, this decrease was partially due to a slight reduction in staffing levels in comparison to 2004 as a result of our expense control initiatives.
      Salary and employee benefits increased $4.1 million, or 8.4%, to $52.3 million in 2004, from $48.2 million for the comparable period in 2003. This increase primarily reflects both merit increases and the accrual of anticipated variable compensation, which is directly tied to performance and profitability. These increases were partially offset by a slight reduction in staffing levels.
      Other administrative expenses increased $1.2 million, or 4.7%, to $27.2 million in 2005, from $26.0 million in 2004. This increase is primarily attributable to consulting and audit expenses associated with Section 404 of the Sarbanes-Oxley Act, as well as increases in expenses as the result of information technology enhancements. Offsetting these increases was a decrease in bad debt expense as a result of overall refinements in our estimation for allowances on bad debt. The increase in other administrative expenses was also offset by our overall expense control initiatives.
      Other administrative expenses increased $2.8 million, or 11.8%, to $26.0 million in 2004, from $23.2 million in 2003. This increase is primarily attributable to an increase in policyholder dividends for 2004 as opposed to a $1.8 million reduction in anticipated policyholder dividends reflected in 2003, due to management’s evaluation of the appropriateness of dividend payments in conjunction with overall underwriting results. Partially offsetting this decrease was a reduction in overall bad debt expense in 2004 as compared to increases in related allowances recorded in 2003 on previously discontinued programs.
      Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the reconciling items of our segment information.
Interest Expense
      Interest expense for 2005, 2004, and 2003 was $3.9 million, $2.3 million, and $977,000, respectively. Interest expense is primarily attributable to our debentures and current lines of credit, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis. Interest expense increased $1.7 million as a result of the senior debentures issued in the second quarter of 2004 and the junior subordinated debentures issued in the third quarter of 2005, as well as an overall increase in the average interest rates. Interest expense related to our lines of credit remained relatively consistent in comparison to 2004. This is the result of a decrease in the average outstanding balance, offset by an increase in the average interest rate. The average outstanding balance was $9.0 million, $14.8 million, and $26.0 million in 2005, 2004, and 2003, respectively. The average interest rate, excluding the debentures, was approximately 4.8%, 5.2%, and 4.0%, in 2005, 2004, and 2003, respectively.
Income Taxes
      Income tax expense, which includes both federal and state taxes, for 2005, 2004 and 2003, was $7.8 million, $6.4 million, and $6.2 million, or 30.2%, 31.2% and 38.0% of income before taxes, respectively. The effective tax rate was favorably impacted by a $386,000 increase in the deferred tax asset relating to the increase in the statutory federal tax rate from 34% to 35%. In addition, our effective tax rate differs from the 35% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
to maximize after-tax investment yields. Our current taxes are calculated using a 35% statutory rate based upon taxable income greater than $18.3 million. Deferred taxes are calculated based on a 35% statutory rate.
Liquidity and Capital Resources
      Our principal sources of funds, which include both regulated and non-regulated cash flows, are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, share repurchases, and debt service. Our regulated sources of funds are insurance premiums, investment income, and proceeds from the maturity and sale of invested assets. These regulated funds are used for the payment of claims, policy acquisition and other underwriting expenses, and taxes relating to the regulated portion of net income. Our non-regulated sources of funds are in the form of commission revenue, outside management fees, and intercompany management fees. These non-regulated sources of funds are used to service debt, shareholders dividends, and other operating expenses of the holding company and non-regulated subsidiaries. The following table illustrates net income, excluding interest, depreciation, and amortization, between our regulated and non-regulated subsidiaries, which reconciles to our consolidated statement of income and statement of cash flows (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Net income	$17,910	$14,061	$10,099

Regulated Subsidiaries:
Net income	$13,508	$6,973	$3,928
Depreciation and amortization	—	—	6
Interest	—	—	8

Net income, excluding interest, depreciation, and amortization	13,508	6,973	3,942

Adjustments to reconcile net income to net cash provided by operating activities	3,003	6,866	5,517
Changes in operating assets and liabilities	59,784	48,270	20,166

Total adjustments	62,787	55,136	25,683
Depreciation and amortization	—	—	(6)
Interest	—	—	(8)

Net cash provided by operating activities	$76,295	$62,109	$29,611

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

	For the Years Ended December 31,

	2005	2004	2003

Non-regulated Subsidiaries:
Net income	$4,402	$7,088	$6,171
Depreciation and amortization	2,650	1,967	1,765
Interest	3,856	2,535	1,229

Net income, excluding interest, depreciation, and amortization	10,908	11,590	9,165

Adjustments to reconcile net income to net cash provided by operating activities	4,444	(1,063)	2,365
Changes in operating assets and liabilities	(3,194)	2,540	9,383

Total adjustments	1,250	1,477	11,748
Depreciation and amortization	(2,650)	(1,967)	(1,765)
Interest	(3,856)	(2,535)	(1,229)

Net cash provided by operating activities	$5,652	$8,565	$17,919

Consolidated total adjustments	64,037	56,613	37,431

Consolidated net cash provided by operating activities	$81,947	$70,674	$47,530

      Cash flow provided by operations was $81.9 million in 2005, compared to $70.7 million in 2004. Cash flow provided by operations in 2003 was $47.5 million.

2005 compared to 2004:
      Regulated subsidiaries’ cash flow provided by operations for the year ended December 31, 2005, was $76.3 million, compared to $62.1 million for the comparable period in 2004. This increase was the result of improved underwriting results and an increase in investment income, offset by a tax benefit reduction from the utilization of the net operating loss carryforward in 2004.
      Non-regulated subsidiaries’ cash flow provided by operations for the year ended December 31, 2005, was $5.7 million, compared to $8.6 million for the comparable period in 2004. The decrease in non-regulated cash flow from operations reflects the decrease in net income, which was primarily the result of the previously mentioned acceleration of revenue, recognized in the third quarter of 2004. In addition, the decrease in net income was the result of an increase in administrative costs related to compliance with Section 404 of the Sarbanes-Oxley Act, offset by an increase in revenue associated with profit-sharing commissions. In addition, the decrease in cash flow from operations is the result of variable compensation payments made in the first quarter of 2005, related to 2004 performance and profitability and a decrease in cash as a result of tax payments.
      In addition to the changes described above in relation to our cash provided by operations, we had an increase in cash used in investing activities as a result of an $11.6 million cash payment for our new corporate headquarters in the first quarter of 2005. The proceeds from the 2004 issuance of debentures, which are described below, were used for the purchase of our new building. On January 1, 2005, we entered into a lease agreement for our furniture and phone system in relation to our new building. As of December 31, 2005, the total liability in relation to this lease was $858,000. Total lease payments made for the year ended December 31, 2005, were approximately $272,000.
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
      Non-regulated subsidiaries’ cash flow provided by operations for the year ended December 31, 2004, was $8.6 million, compared to $17.9 million for the comparable period in 2003. The decrease in non-regulated cash flow from operations primarily reflects the inflow of cash related to the previously mentioned limited duration administrative services and multi-state claims run-off contracts, which were entered into at the beginning of 2003. At inception, these contracts resulted in a higher inflow of cash. As anticipated, for the duration of the remaining life of the contracts, there would be a decrease in the associated inflow of cash in comparison to prior periods. In addition, the decrease in cash flow from operations was the result of intercompany tax payments made during 2004 to the regulated subsidiaries in accordance with the tax sharing agreement. These intercompany tax payments were made to compensate the regulated subsidiaries for the utilization of our net operating loss carryforward. These intercompany tax payments also contributed to the increase in regulated cash flow from operations. Although the non-regulated cash flow from operations significantly decreased in comparison to 2003, which was mainly the result of timing variances associated with the inflow of cash; net income, excluding interest, depreciation, and amortization, increased $2.4 million in comparison to 2003. This improvement reflects the acceleration of the previously mentioned deferred revenue recognition, net of expenses, relating to the earlier than anticipated termination of the two limited duration administrative services and claims run-off contracts. In addition, this improvement reflects an increase in intercompany fees from growth in risk bearing programs.

Other Items
      In September 2003, an unconsolidated subsidiary trust issued $10.0 million of mandatory redeemable trust preferred securities to a trust formed by an institutional investor. Contemporaneously, we issued $10.3 million in junior subordinated debentures, which includes our $310,000 investment in the trust. We received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense. We contributed $6.3 million of the proceeds to our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. The debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. At December 31, 2005, the interest rate was 8.07%.
      In April 2004, we issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. At December 31, 2005, the interest rate was 8.33%. The senior debentures are callable at par after five years from the date of issuance. Associated with this transaction, we incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.
      In May 2004, we issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. At December 31, 2005, the interest rate was 8.59%. The senior debentures are callable at par after five years from the date of issuance. Associated with this transaction, we incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.
      We contributed $9.9 million of the proceeds from the senior debentures to our Insurance Company Subsidiaries in December 2004. The remaining proceeds from the issuance of the senior debentures may be

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
used to support future premium growth through further contributions to our Insurance Company Subsidiaries and general corporate purposes.
      In September 2005, an unconsolidated subsidiary trust issued $20.0 million of mandatory redeemable trust preferred securities to a trust formed by an institutional investor. Contemporaneously, we issued $20.6 million in junior subordinated debentures, which includes our $620,000 investment in the trust. We received a total of $19.4 million in net proceeds, after the deduction of approximately $600,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense. We contributed $10.0 million of the proceeds to our Insurance Company Subsidiaries and the remaining balance will be used for general corporate purposes. The debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. At December 31, 2005, the interest rate was 8.07%.
      The seven year amortization period in regard to the issuance costs represents our best estimate of the estimated useful life of the bonds related to both the senior debentures and junior subordinated debentures described above.
      In October 2005, we entered into two interest rate swap transactions with LaSalle Bank (“LaSalle”) to mitigate our interest rate risk on $5.0 million and $20.0 million of our senior debentures and trust preferred securities, respectively. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” these interest rate swap transactions will be recorded at fair value on the balance sheet and any changes in their fair value will be accounted for within other comprehensive income. The interest differential to be paid or received will be accrued and will be recognized as an adjustment to interest expense.
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
      In relation to the above interest rate swaps, the net interest expense incurred for the year ended December 31, 2005, was approximately $4,000. The total fair value of the interest rate swaps as of December 31, 2005, was approximately $14,000. Accumulated other comprehensive income at December 31, 2005 included the accumulated income on the cash flow hedge, net of taxes, of $9,100.
      In November 2004, we entered into a revolving line of credit for up to $25.0 million. The revolving line of credit replaced our former term loan and line of credit and expires in November 2007. We had drawn approximately $9.0 million on this new revolving line of credit to pay off our former term loan. We now use the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, we and certain of our non-regulated subsidiaries pledged security interests in certain property and assets of named subsidiaries.
      At December 31, 2005 and 2004, we had an outstanding balance of $5.0 million and $9.0 million, respectively, on the revolving line of credit.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      The revolving line of credit provides for interest at a variable rate based, at our option, upon either a prime based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to us from subsidiaries during such period (“Adjusted EBITDA”). As of December 31, 2005, the average interest rate for LIBOR-based borrowings was 4.7%.
      Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually, commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) on an annual basis, a minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of December 31, 2005, we were in compliance with these covenants.
      In addition, our non-insurance premium finance subsidiary maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At December 31, 2005 and 2004, this line of credit had an outstanding balance of $2.0 million and $3.1 million, respectively. On April 26, 2005, the terms of this line of credit were modified. The modifications included a decrease in the line of credit from $8.0 million to $6.0 million. The interest terms of this line of credit provide for interest at the prime rate minus 0.5%, or a LIBOR-based rate, plus 2.0%. At December 31, 2005, the average interest rate on this line of credit was 5.2%.
      At December 31, 2005, there were no letters of credit outstanding. At December 31, 2004, one letter of credit was outstanding in the amount of $100,000, which was provided as collateral for an insurance subsidiary’s obligations under a reinsurance agreement. The letter of credit was collateralized by a certificate of deposit for the same amount.
      As of December 31, 2005 and 2004, the recorded values of our investment portfolio, including cash and cash equivalents, were $460.2 million and $402.2 million, respectively. The debt securities in the investment portfolio, at December 31, 2005, were 96.4% investment grade A or above bonds as defined by Standard and Poor’s.
      Shareholders’ equity increased to $177.4 million, or a book value of $6.19 per common share, at December 31, 2005, compared to $167.5 million, or a book value of $5.76 per common share, at December 31, 2004.
      In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. At our regularly scheduled board meeting on October 28, 2005, our Board of Directors authorized us to purchase up to 1,000,000 shares, or approximately 3% of our common stock in market transactions for a period not to exceed twenty-four months, replacing our current share repurchase program originally authorized in November 2004. For the year ended December 31, 2005, we purchased and retired 772,900 shares of common stock for a total cost of approximately $4.2 million. We did not repurchase any common stock during 2004. As of December 31, 2005, the cumulative amount we have repurchased and retired under the current share repurchase plan was 772,900 shares of common stock for a total cost of approximately $4.2 million.
      Our Board of Directors did not declare a dividend in 2005 or 2004. When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations and our overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our subsidiaries. We did not receive any dividends from our Insurance Company Subsidiaries in 2005 or 2004.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to us in the form of dividends, loans or advances. The restriction on the transferability to us from the Insurance Company Subsidiaries is regulated by Michigan insurance statutes which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. Based upon the 2005 statutory financial statements, Star may only pay dividends to us during 2006 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2005 was negative $7.2 million. At December 31, 2004, earned surplus was negative $13.7 million. No dividends were paid in 2004 or 2005.
      Our Insurance Company Subsidiaries are required to maintain certain deposits with regulatory authorities, which totaled $128.7 million and $109.5 million at December 31, 2005 and 2004, respectively.
Contractual Obligations and Commitments
      The following table is a summary of our contractual obligations and commitments as of December 31, 2005 (in thousands):

	Payments due by period

		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years

Non-regulated companies:
Lines of credit(1)	$7,000	$7,000	$—	$—	$—
Senior debentures, excluding interest	25,000	—	—	—	25,000
Junior subordinated debentures, excluding interest	30,930	—	—	—	30,930
Operating lease obligations(2)	13,375	2,442	4,061	3,133	3,739
Regulated companies:
Losses and loss adjustment expenses(3)	458,677	153,617	179,900	68,134	57,026

Total	$534,982	$163,059	$183,961	$71,267	$116,695

(1)	Relates to revolving lines of credit (excludes interest).

(2)	Consists of rental obligations under real estate leases related to branch offices. In addition, includes amounts related to equipment leases.

(3)	The loss and loss adjustment expense payments do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of our gross losses and loss adjustment expenses. In addition, we have anticipated cash receipts on reinsurance recoverables on unpaid losses and loss adjustment expenses of $187.3 million, of which we estimate that these payments to be paid for losses and loss adjustment expenses for the periods less than one year, one to three years, three to five years, and more than five years, to be $51.8 million, $71.7 million, $32.9 million, and $30.8 million, respectively, resulting in net losses and loss adjustment expenses of $101.8 million, $108.2 million, $35.2 million, and $26.2 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      We maintain an investment portfolio with varying maturities that we believe will provide adequate cash for the payment of claims.
Regulatory and Rating Issues
      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. We contributed $10.0 million to the surplus of the Insurance Company Subsidiaries during the third quarter of 2005 and $9.9 million during the third quarter of 2004. As of December 31, 2005, on a statutory combined basis, the gross and net premium leverage ratios were 2.4 to 1.0 and 1.8 to 1.0, respectively.
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
      At December 31, 2005, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $141.1 million and $120.7 million at December 31, 2005 and 2004, respectively. The calculated RBC was $37.3 million in 2005 and $28.4 million in 2004. The threshold requiring the minimum regulatory involvement was $74.5 million in 2005 and $56.9 million in 2004.
      The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries or possible further review from individual state insurance commissioners.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      In 2005, our Insurance Company Subsidiaries generated certain ratios that varied from the “usual value” range. The variations and reasons for these variations are set forth below:

Ratio	Usual Range	Value

Company: Star
Investment Yield	<10% or > 4.5%	2.6%(1)
Liabilities to Liquid Assets	Under 105%	108%(2)
Company: Savers
Change in Net Writings	<33% or > (33)%	151%(3)
Company: Williamsburg
Change in Net Writings	<33% or> (33)%	453%(3)
Gross Agents’ Balances to Policyholders’ Surplus	Under 40%	50%(4)
Company: Ameritrust
Change in Net Writings	<33% or> (33)%	82%(3)

(1)	The low investment yield is affected by an interest environment where rates are still relatively low. During March 2005, Star transferred $84.0 million in invested assets to its subsidiaries pursuant to an Intercompany Reinsurance Agreement. As a result of this transfer, the average invested assets used in the calculation were higher than the monthly weighted average. Monthly weighted average invested assets would produce a yield of 3.02%. Also contributing to the low yield was a shift in investment strategy toward greater allocation to municipal bonds, which have lower yields than taxable bonds.

(2)	The Liabilities to Liquid Assets ratio increase to 108% was primarily related to the transfer by Star of $84.0 million in invested bond assets to its subsidiaries pursuant to an Intercompany Reinsurance Agreement, which therefore reduced liquid assets. Ceded premium payables increased $18.9 million as a result of the intercompany pooling activity. Excluding the effect of intercompany pooling, the ratio would have been 99.5%, below the threshold of 105%. Also contributing to the high ratio was an increase in the provision for reinsurance of $3.7 million in 2005.

(3)	Effective January 1, 2005, the Insurance Company Subsidiaries began participating in an Intercompany Reinsurance Agreement, whereby each participating affiliate cedes 100% of its business to Star. Thereafter, Star cedes to each participating affiliate based on their respective participation percentages, from which each affiliate has agreed to reinsure Star. Excluding the intercompany pooling activity, the Change in Net Writings ratio would have been within the normal range for 2005. In addition, Savers ratio was impacted by an increase of $4.4 million in commercial multi-peril written premium for 2005 as a result of retention of existing business and new business.

(4)	The Gross Agents’ Balances to Policyholders’ Surplus on Williamsburg was impacted by the previously mentioned Intercompany Reinsurance Agreement. Williamsburg’s assumed premium receivable increased $5.1 million as a result of intercompany pooling activity. Although Savers and Ameritrust experienced a significant increase in such balances, the results remained within the usual range. Excluding the intercompany pooling activity, this ratio would have been within the usual range for 2005.
      In April 2005, we announced an upgrade from A.M. Best of certain of our Insurance Company Subsidiaries from B+ (Very Good), with a positive outlook to B++ (Very Good). The ratings upgrade applies to Star, Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company. Additionally, A.M. Best reaffirmed the rating for Ameritrust Insurance Corporation as B+ (Very Good), with a positive outlook. We believe that as we continue to show improvement in our balance sheet and operating performance our rating will remain at least at its current level, if not at an upgraded level. However, there can be no assurance that A.M. Best will not change its rating of our Insurance Company Subsidiaries in the future.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
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
      Reinsurance does not legally discharge an insurer from its primary liability for the full amount of risks assumed under insurance policies it issues, but it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers. We manage our credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. We customarily collateralize reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. To date, we have not, in the aggregate, experienced material difficulties in collecting reinsurance recoverables other than those balances related to Connecticut Surety Company (“CSC”) and HIH America Compensation & Liability Company (“HIH”), as well as, Reliance National Indemnity Company (“Reliance”), for which allowances have been established. The following table sets forth information relating to our five largest reinsurers (other than client captive quota-share reinsurers) as of December 31, 2005:

	Reinsurance Premium Ceded	Reinsurance Recoverable	A.M. Best
Reinsurer	December 31, 2005	December 31, 2005	Rating

	(In thousands)	(In thousands)
Employers Reinsurance Corporation	$9,525	$93,349	A
Motors Insurance Company	5,469	12,451	A-
Aspen Insurance UK Ltd.	4,796	6,399	A
General Reinsurance Company	4,663	9,791	A++
Munich American Reinsurance	9,178	15,933	A+
      We have historically maintained an allowance for the potential exposure to uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. The following table sets forth our exposure to uncollectible reinsurance and related allowances for the years ending December 31, 2005 and 2004 (in thousands):

	2005	2004

Gross Exposure	$14,046	$14,044
Collateral or other security	(2,749)	(3,323)
Allowance	(9,662)	(8,324)

Net Exposure	$1,635	$2,397

      During 2005, in relation to a discontinued surety program, we received updated financial information from the liquidator of the reinsurer on that program. Based upon this information, we increased the allowance to 100% of the uncollateralized exposure as of June 30, 2005. In relation to a discontinued workers’ compensation program, we received updated information relating to the collectibility of the asset. As a result, we increased our exposure allowance to 75% of the uncollateralized exposure as of December 31, 2005. Although, we increased our allowance for these specific exposures, the actual exposures did not increase. While we believe this allowance to be adequate, no assurance can be given, however, regarding the future ability of any of our risk-sharing partners to meet their obligations.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
Intercompany Pooling Agreement
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
Off-Balance Sheet Arrangements
      In June 2003, we entered into a guaranty agreement with a bank. We are guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, we are obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for our guaranty, the president and member of the insurance agency pledged 100% of the common shares of two other insurance agencies that he wholly owns. In the event of default on the term loan by the insurance agency, we have the right to sell any or all of the pledged insurance agencies’ common shares and use the proceeds from the sale to recover any amounts paid under the guaranty agreement. Any excess proceeds would be paid to the president and member of the insurance agency who is the sole shareholder. As of December 31, 2005, no liability has been recorded with respect to our obligations under the guaranty agreement, since no premium exists in excess of the guaranteed amount. On January 30, 2006, the unaffiliated insurance agency paid off the term loan in full. As such, our legal obligations under the guaranty agreement terminated.
Convertible Note
      In July 2005, we made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, we loaned an additional $3.5 million to the unaffiliated insurance agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At December 31, 2005, the estimated fair value of the derivative is zero.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. Commencing in the first quarter of 2003, we began expensing the fair value of all stock options granted since January 1, 2003 under the prospective method. We have not issued stock options to employees since 2003. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123(R) for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that delays the compliance dates for SFAS 123(R). Under the new rule, SFAS 123(R) is effective for public companies for annual, rather than interim periods, which begin after June 15, 2005. Therefore, we are required to adopt SFAS 123(R) in the first quarter of 2006, or beginning January 1, 2006. We have evaluated the requirements of SFAS 123(R) and have determined the impact on our financial statements related to existing stock options is immaterial.
      In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” (“SFAS 154”). SFAS 154 replaces the mentioned pronouncements and changes the requirements for the accounting and reporting of a change in an accounting principle. This Statement applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. However, when a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. We are required to adopt the provisions of SFAS 154, as applicable, beginning in 2006. The adoption of SFAS 154 will not have a material impact on our consolidated financial statements.
      In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, effective for contract replacements occurring in fiscal years beginning after December 15, 2006. The SOP 05-1 defines an internal replacement of an insurance contract as a modification in product features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment endorsement, or rider to a contract, or by the election of a feature or coverage with a contract. Insurance contracts meeting this replacement criteria should be accounted for as an extinguishment of the replaced contract. We will review the guidance during 2006 and determine the applicability to any of our various insurance contracts.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
Related Party Transactions
      At December 31, 2005 and 2004, respectively, we held an $858,923 and $868,125 note receivable, including $198,134 of accrued interest at December 31, 2005, from one of our executive officers. Accrued interest at December 31, 2004 was $207,335. This note arose from a transaction in late 1998 in which we loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note bears interest equal to our borrowing rate and is due on demand any time after January 1, 2002. The loan is partially collateralized by 64,718 shares of our common stock under a stock pledge agreement. For the years ended December 31, 2005 and 2004, $42,000 and $42,000, respectively, have been paid against the loan. On June 1, 2001, the officer entered into an employment agreement which provides the note is a non-recourse loan and our sole legal remedy in the event of a default is the right to reclaim the shares pledged under the stock pledge agreement. As of December 31, 2005, the cumulative amount that has been paid against this loan was $87,500. Refer to Note 16 — Related Party Transaction for further information.
Item 7A.     Qualitative and Quantitative Disclosures About Market Risk
      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2005. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.
      Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and five years. At December 31, 2005, our fixed income portfolio had a modified duration of 3.38, compared to 3.46 at December 31, 2004.
      At December 31, 2005, the fair value of our investment portfolio was $402.2 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. During 2004 and 2005, we continue to increase our holdings of tax-exempt securities based on our return to profitability and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2004. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.
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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps

Market Value	$417,437	$402,195	$387,063
Yield to Maturity or Call	3.51%	4.51%	5.51%
Effective Duration	3.63	3.73	3.82
      The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.
      Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At December 31, 2005, we had debentures of $55.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $559,000. At December 31, 2004, we had debentures of $35.3 million. At this level, a 100 basis point (1%) change in market rates would have changed annual interest expense by $353,000.
      In October 2005, we entered into two interest rate swap transactions with LaSalle Bank (“LaSalle”) to mitigate our interest rate risk on $5.0 million and $20.0 million of our senior debentures and trust preferred securities, respectively. We recognized these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as a cash flow hedge and are deemed a highly effective transaction under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and any changes in their fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is being recognized as an adjustment to interest expense.
      In addition, our revolving line of credit under which we can borrow up to $25.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At December 31, 2005, we had $5.0 million outstanding on this revolving line of credit. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $50,000. At December 31, 2004, we had $9.0 million outstanding. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $90,000.
Item 8.     Financial Statements and Supplementary Data
      Refer to list of Financial Statement Schedules and Note 19 — Quarterly Financial Data (Unaudited) of the Notes to the Consolidated Financial Statements.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On August 8, 2005, we dismissed PricewaterhouseCoopers LLP as our independent auditors effective upon the filing of our Form 10-Q for the quarter ended June 30, 2005. On August 8, 2005, we engaged Ernst & Young LLP as our independent auditors. The decision to change auditors was approved by the Audit Committee and the Board of Directors.
      The audit reports of PricewaterhouseCoopers LLP on our consolidated financial statements as of and for the years ended December 31, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.
      In connection with the audits for the years ended December 31, 2003 and 2004 and through the six month period ending June 30, 2005, there have been no disagreements with PricewaterhouseCoopers LLP on

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on financial statements for such years.
      We had requested PricewaterhouseCoopers LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with the above statements. A copy of such letter, dated August 10, 2005, is incorporated by reference as Exhibit 16 to this Form 10-K.
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
      As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to us is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.
Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on our assessment, we concluded that, as of December 31, 2005, our internal controls over financial reporting was effective based on those criteria.
      Our management’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report included herein.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
Changes in Internal Control over Financial Reporting
      There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2005, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.     Other Information
      None.
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
Item 10.     Directors and Executive Officers of the Registrant
      The information required by this Item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers”, “Audit Committee Financial Expert”, “Code of Ethics”, “Report of the Audit Committee”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 10, 2006, which is hereby incorporated by reference. A copy of our Code of Conduct can be found on our website (www.meadowbrook.com).
Item 11.     Executive Compensation
      The information required by this Item is included under the captions “Executive Compensation”, “Compensation of Directors”, and “Employment Contracts” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 10, 2006, which are hereby incorporated by reference; information under the captions “Report of Compensation Committee of the Board on Executive Compensation” and “Performance Graph” are furnished pursuant to this Item 11 but shall not be deemed filed.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 10, 2006, which is hereby incorporated by reference.

	Equity Compensation Plan Information		Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,605,901	$5.42	1,956,395
Equity compensation plans not approved by security holders	—	—	—

Total	1,605,901	$5.42	1,956,395

Item 13.     Certain Relationships and Related Transactions
      The information required by this Item is included under the caption “Certain Transactions with Management” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 10, 2006, which is hereby incorporated by reference.
Item 14.     Principal Accountant Fees and Services
      The information required by this Item is included under the caption “The Second Proposal on Which You Are Voting — Ratification of Appointment of Independent Accountants” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 10, 2006, which is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
MEADOWBROOK INSURANCE GROUP, INC.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (A) The following documents are filed as part of this Report:

		Page

1.	List of Financial Statements:
	Report of Independent Registered Public Accounting Firm on Financial Statements	62
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	63
	Report of Independent Registered Public Accounting Firm on Financial Statements	64
	Consolidated Balance Sheet — December 31, 2005 and 2004	65
	Consolidated Statement of Income — For Years Ended December 31, 2005, 2004, and 2003	66
	Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2005, 2004, and 2003	67
	Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2005, 2004, and 2003	68
	Consolidated Statement of Cash Flows — For Years Ended December 31, 2005, 2004, and 2003	69
	Notes to Consolidated Financial Statements	70-100
2.	Financial Statement Schedules
	Schedule I Summary of Investments Other Than Investments in Related Parties	101
	Schedule II Condensed Financial Information of Registrant	102
	Schedule III Supplementary Insurance Information	106
	Schedule IV Reinsurance	109
	Schedule V Valuation and qualifying accounts	110
	Schedule VI Supplemental Information Concerning Property and Casualty Insurance Operations	111
3.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:
      We have audited the accompanying consolidated balance sheet of Meadowbrook Insurance Group, Inc. as of December 31, 2005 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadowbrook Insurance Group, Inc. at December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.
Detroit, Michigan
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Meadowbrook Insurance Group, Inc. (Meadowbrook) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Meadowbrook’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Meadowbrook maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Meadowbrook maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Meadowbrook as of December 31, 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended and our report dated March 10, 2006 expressed an unqualified opinion thereon.
Detroit, Michigan
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:
      In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of two years in the period ended December 31, 2004 listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Meadowbrook Insurance Group Inc. and its subsidiaries (the Company) at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Chicago, Illinois
March 16, 2005

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $403,947 and $324,966 in 2005 and 2004, respectively)	$402,195	$332,242
Equity securities available for sale, at fair value (cost of $0 in 2004)	—	39

Total investments	402,195	332,281
Cash and cash equivalents	58,038	69,875
Accrued investment income	4,953	4,331
Premiums and agent balances receivable (net of allowance of $3,901 and $4,336 in 2005 and 2004, respectively)	84,807	84,094
Reinsurance recoverable on:
Paid losses	15,327	17,908
Unpaid losses	187,254	151,161
Prepaid reinsurance premiums	24,588	26,075
Deferred policy acquisition costs	26,371	25,167
Deferred federal income taxes, net	16,630	14,956
Goodwill	30,802	28,997
Other assets	50,379	46,851

Total assets	$901,344	$801,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$458,677	$378,157
Unearned premiums	140,990	134,302
Debt	7,000	12,144
Debentures	55,930	35,310
Accounts payable and accrued expenses	26,667	38,837
Reinsurance funds held and balances payable	15,240	17,832
Payable to insurance companies	6,684	6,990
Other liabilities	12,791	10,614

Total liabilities	723,979	634,186

Commitments and contingencies (Note 14)
Shareholders’ Equity
Common stock, $0.01 stated value; authorized 50,000,000 shares; 28,672,009 and 29,074,832 shares issued and outstanding	287	290
Additional paid-in capital	124,819	126,085
Retained earnings	54,248	37,175
Note receivable from officer	(859)	(868)
Accumulated other comprehensive (loss) income	(1,130)	4,828

Total shareholders’ equity	177,365	167,510

Total liabilities and shareholders’ equity	$901,344	$801,696

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenues
Premiums earned
Gross	$325,522	$288,868	$212,281
Ceded	(75,563)	(74,375)	(61,076)

Net earned premiums	249,959	214,493	151,205
Net commissions and fees	35,916	40,535	45,291
Net investment income	17,975	14,911	13,484
Net realized gains	167	339	823

Total revenues	304,017	270,278	210,803

Expenses
Losses and loss adjustment expenses	237,775	212,337	150,998
Reinsurance recoveries	(86,233)	(76,399)	(52,526)

Net losses and loss adjustment expenses	151,542	135,938	98,472
Salaries and employee benefits	51,331	52,297	48,238
Policy acquisition and other underwriting expenses	44,439	33,424	23,606
Other administrative expenses	27,183	25,964	23,232
Interest expense	3,856	2,281	977

Total expenses	278,351	249,904	194,525

Income before taxes and equity earnings	25,666	20,374	16,278

Federal and state income tax expense	7,757	6,352	6,182
Equity earnings of affiliates	1	39	3

Net income	$17,910	$14,061	$10,099

Earnings Per Share
Basic	$0.62	$0.48	$0.35
Diluted	$0.60	$0.48	$0.35
Weighted average number of common shares
Basic	28,961,229	29,048,069	29,188,967
Diluted	29,653,067	29,420,508	29,268,799
The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands)
Net income	$17,910	$14,061	$10,099
Other comprehensive income, net of tax:
Unrealized losses on securities	(6,023)	(2,364)	(814)
Net deferred derivative gain-hedging activity	9	—	—
Deconsolidation of subsidiary	—	(45)	—
Less: reclassification adjustment for gains (losses) included in net income	56	(222)	(200)

Other comprehensive loss	(5,958)	(2,631)	(1,014)

Comprehensive income	$11,952	$11,430	$9,085

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	For the Years Ended December 31, 2005, 2004, and 2003

					Accumulated
					Other
		Additional		Note	Comprehensive	Total
	Common	Paid-In	Retained	Receivable	Income	Shareholders’
	Stock	Capital	Earnings	from Officer	(Loss)	Equity

	(In thousands)
Balances January 1, 2003	$296	$127,429	$12,073	$(876)	$8,473	$147,395
Unrealized depreciation available for sale securities	—	—	—	—	(1,014)	(1,014)
Stock-based employee compensation	—	189	—	—	—	189
Retirement of 569,059 shares of common stock	(6)	(2,437)	897	—	—	(1,546)
Note receivable from an officer	—	—	—	(10)	—	(10)
Net income	—	—	10,099	—	—	10,099

Balances December 31, 2003	290	125,181	23,069	(886)	7,459	155,113
Unrealized depreciation on available for sale securities	—	—	—	—	(2,586)	(2,586)
Deconsolidation of subsidiary	—	—	45	—	(45)	—
Long term incentive plan; restricted stock award	—	650	—	—	—	650
Stock-based employee compensation	—	78	—	—	—	78
Issuance of 54,500 shares of common stock	—	185	—	—	—	185
Retirement of 2,103 shares of common stock	—	(9)	—	—	—	(9)
Note receivable from an officer	—	—	—	(18)	—	(18)
Net income	—	—	14,061	—	—	14,061

Balances December 31, 2004	290	126,085	37,175	(868)	4,828	167,510
Unrealized depreciation on available for sale securities	—	—	—	—	(5,967)	(5,967)
Net deferred derivative gain— hedging activity	—	—	—	—	9	9
Long term incentive plan; restricted stock award	—	923	—	—	—	923
Stock-based employee compensation	—	41	—	—	—	41
Issuance of 382,825 shares of common stock	4	1,193	—	—	—	1,197
Retirement of 785,648 shares of common stock	(7)	(3,423)	(837)	—	—	(4,267)
Note receivable from an officer	—	—	—	9	—	9
Net income	—	—	17,910	—	—	17,910

Balances December 31, 2005	$287	$124,819	$54,248	$(859)	$(1,130)	$177,365

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash Flows From Operating Activities
Net income	$17,910	$14,061	$10,099

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	198	376	353
Amortization of deferred debenture issuance costs	175	110	11
Depreciation of furniture, equipment, and building	2,452	1,591	1,418
Net accretion of discount and premiums on bonds	2,395	1,856	1,798
Gain (loss) on sale of investments	86	(337)	(303)
Gain on sale of fixed assets	(170)	(98)	—
Stock-based employee compensation	41	78	189
Long term incentive plan expense	923	650	—
Deferred income tax expense	1,347	1,577	4,415
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(713)	(6,277)	(6,134)
Reinsurance recoverable on paid and unpaid losses	(33,513)	(2,445)	37,201
Prepaid reinsurance premiums	1,488	(5,157)	(2,377)
Deferred policy acquisition costs	(1,204)	(5,773)	(7,424)
Other assets	5,612	2,772	(3,747)
Increase (decrease) in:
Losses and loss adjustment expenses	80,521	38,692	(35,468)
Unearned premiums	6,688	24,625	40,999
Payable to insurance companies	(307)	(863)	(505)
Reinsurance funds held and balances payable	(2,591)	3,659	(2,238)
Other liabilities	609	1,577	9,243

Total adjustments	64,037	56,613	37,431

Net cash provided by operating activities	81,947	70,674	47,530

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(203,789)	(115,954)	(89,433)
Proceeds from sale of equity securities available for sale	8	2,409	—
Proceeds from sales and maturities of debt securities available for sale	122,317	47,362	59,483
Capital expenditures	(15,810)	(5,244)	(2,155)
Purchase of books of business	(3,557)	(446)	(738)
Proceeds from sale of assets	633	2,837	—
Deconsolidation of subsidiary	—	(4,218)	—
Loan receivable	(5,905)	174	1,002
Net cash deposited in funds held	501	2,315	1,208

Net cash used in investing activities	(105,602)	(70,765)	(30,633)

Cash Flows From Financing Activities
Proceeds from lines of credit	14,307	10,489	18,957
Payment of lines of credit	(19,451)	(15,851)	(33,948)
Book overdraft	924	268	1,212
Net proceeds from debentures	19,400	24,250	9,700
Stock options exercised	1,092	145	—
Share repurchases of common stock	(4,191)	—	(1,562)
Other financing activities	(263)	18	6

Net cash provided by (used in) financing activities	11,818	19,319	(5,635)

Net (decrease) increase in cash and cash equivalents	(11,837)	19,228	11,262
Cash and cash equivalents, beginning of year	69,875	50,647	39,385

Cash and cash equivalents, end of year	$58,038	$69,875	$50,647

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,428	$1,902	$835
Net income taxes paid	$6,404	$5,578	$76
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Tax benefit from stock options	$105	$30	$—
Stock-based employee compensation	$41	$78	$189
Accrued liability for purchase of building(1)	$—	$11,583	$—

(1)	On January 19, 2005, the Company closed on the purchase of its new headquarters in Southfield, Michigan, with a cash settlement of $11.6 million paid to the developer.
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
      Pursuant to Financial Accounting Standards Board Interpretation Number (“FIN”) 46(R), the Company does not consolidate its subsidiaries, Meadowbrook Capital Trust I and II (the “Trusts”), as they are not variable interest entities and the Company is not the primary beneficiary of the Trusts. The consolidated financial statements, however, include the equity earnings of the Trusts. In addition and in accordance with FIN 46(R), the Company does not consolidate its subsidiary American Indemnity. While the Company and its subsidiary Star are the common shareholders, they are not the primary beneficiaries of American Indemnity. The consolidated financial statements, however, include the equity earnings of American Indemnity.
Reclassifications
      Certain amounts in the 2004 and 2003 financial statements and notes to consolidated financial statements have been reclassified to conform to the 2005 presentation. These amounts specifically relate to the allocation of corporate overhead and a reclassification of revenue and net income related to a specific subsidiary. The Company’s segment information has been reclassified to include an allocation of corporate overhead from the specialty risk management operations segment to the agency operations segment. This reclassification for the allocation of corporate overhead more accurately presents the Company’s segments as a result of improved cost allocation information. Previously, 100% of corporate overhead was allocated to specialty risk management operations. In addition, the Company reclassified revenues and the overall net income related to a specific subsidiary from the agency operations segment to the specialty risk management operations segment.
Business
      The Company, through its subsidiaries, is engaged primarily in developing and managing alternative risk management programs for defined client groups and their members. These services include: risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. The Company, through its Insurance Company Subsidiaries, issues insurance policies for risk-sharing and fully insured programs. The Company retains underwriting risk in these insurance programs, which may result in fluctuations in earnings. The Company also operates retail insurance agencies, which primarily place commercial insurance as well as personal property, casualty, life and accident and health insurance, with multiple insurance carriers. The Company does not have significant exposures to environmental/asbestos and catastrophic coverages. Insur-

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ance coverage is primarily provided to associations or similar groups of members, commonly referred to as programs.
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
Investments
      The Company’s investment securities at December 31, 2005 and 2004, are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes.
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
Other Than Temporary Impairments of Securities and Unrealized Losses on Investments
      The Company’s investment portfolio is primarily invested in debt securities classified as available for sale, with a concentration in fixed income securities of a high quality. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of the following factors: (1) rating downgrade or other credit event (e.g., failure to pay interest when due); (2) financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; (3) prospects for the issuer’s industry segment, and (4) intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. The Company evaluates its investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other than temporarily impaired are written down to their estimated net fair value and the related losses are recognized in income. There were no impaired investments written down in 2005, 2004, and 2003.
Losses and Loss Adjustment Expenses and Reinsurance Recoverables
      The liability for losses and loss adjustment expenses (“LAE”) represent case base estimates of reported unpaid losses and LAE and actuarial estimates of incurred but not reported losses (“IBNR”) and LAE. In addition, the liability for losses and loss adjustment expenses represents estimates received from ceding

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reinsurers on assumed business. Such liabilities, by necessity, are based upon estimates and, while management believes the amount of its reserves is adequate, the ultimate liability may be greater or less than the estimate.
      Reserves related to the Company’s direct business and assumed business it manages directly, are established through transactions processed through the Company’s internal systems and related controls. Accordingly, case reserves are established on a current basis, and therefore there is no backlog, and IBNR is determined utilizing various actuarial methods based upon historical data. Ultimate reserve estimates related to assumed business from residual markets are provided by individual states on a two quarter lag and include an estimated reserve based upon actuarial methods for this lag. Assumed business which is subsequently 100% retroceded to participating reinsurers relates to business previously discontinued and now is in run-off. Lastly, in relation to assumed business from other sources, the Company receives case and paid loss data within a forty-five day reporting period and develops estimates for IBNR based on current and historical data.
      In addition to case reserves and in accordance with industry practice, the Company maintains estimates of reserves for losses and LAE incurred but not yet reported. The Company projects an estimate of ultimate losses and LAE expenses at each reporting date. The difference between the projected ultimate loss and LAE reserves and the case loss and LAE reserves, is carried as IBNR reserves. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, the Company estimates the ultimate liability for losses and LAE, net of reinsurance recoverables.
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
      The methods for making such estimates and for establishing the loss reserves and reinsurance recoverables are continually reviewed and updated. There were no changes in key assumptions during 2005, 2004 and 2003.
Revenue Recognition
      Premiums written, which include direct, assumed, and ceded are recognized as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received and actuarial estimates.
      For the year ending December 31, 2005, total assumed written premiums were $67.7 million, of which $56.0 million, relates to assumed business we manage directly, and therefore, no estimation is involved. The remaining $11.7 million of assumed written premiums represents $10.9 million related to residual markets.
      Assumed premium estimates are specifically related to the mandatory assumed pool business from the National Council on Compensation Insurance (“NCCI”), or residual market business. The pool cedes workers’ compensation business to participating companies based upon the individual company’s market share by state. The activity is reported from the NCCI to participating companies on a two quarter lag. To accommodate this lag, the Company estimates premium and loss activity based on historical and market based results. Historically, the Company has not experienced any material difficulties or disputes in collecting balances from NCCI; and therefore, no provision for doubtful accounts is recorded related to the assumed premium estimate.
      In addition, certain premiums are subject to retrospective premium adjustments. Premium is recognized over the term of the insurance contract.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they were earned. Commission income is reported net of any sub-producer commission expense. Commission and other adjustments are recorded when they occur and the Company maintains an allowance for estimated policy cancellations and commission returns. Profit sharing commissions from insurance companies are recognized when determinable, which is when such commissions are received.
      The Company reviews, on an ongoing basis, the collectibility of its receivables and establishes an allowance for estimated uncollectible accounts.
Deferred Policy Acquisition Costs
      Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts. The Company reduces these costs for premium deficiencies. There were no premium deficiencies for the years ending December 31, 2005, 2004 and 2003.
Participating Policyholder Dividends
      The Company’s method for determining policyholder dividends is a combination of subjective and objective decisions, which may include loss ratio analysis for the specific program and the Company’s overall business strategy. The Company determines the total dividends to be paid and then obtains the approval of the Board of Directors to pay up to a certain amount. At December 31, 2005 and 2004, the Company had $596,000 and $350,000 accrued for policyholder dividends, respectively.
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
Goodwill and Other Intangible Assets
      The Company is required to test, at least annually, all existing goodwill for impairment using a fair value approach, on a reporting unit basis. The Company’s annual assessment date for goodwill impairment testing is October 1st. Also pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” the Company is required to test for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. In addition, the Company has an other intangible asset which has an indefinite life and is evaluated annually in accordance with SFAS No. 142. The Company’s remaining other intangible assets are amortized over a five-year period.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes
      The Company accounts for its income taxes under the asset and liability method. Deferred federal income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.
      At December 31, 2005, the Company had a deferred tax asset of $16.6 million. Realization of the deferred tax asset is dependent upon generating sufficient taxable income to absorb the applicable reversing temporary differences. At December 31, 2005, management concluded the positive evidence supporting the generation of future taxable income sufficient to realize the deferred tax asset. This positive evidence includes cumulative pre-tax income of $62.3 million for the three years ended December 31, 2005. In addition, the Company continues to have alternative tax strategies, which could generate capital gains from the potential sale of assets and/or subsidiaries.
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
      Prior to the adoption of SFAS No. 148, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board Opinion No. 25. Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, resulting from stock options granted by the Company is determined based on the difference between the exercise price and the fair market value of the underlying common stock at the date of grant. The Company’s Stock Option Plan requires the exercise price of the grants to be at the current fair market value of the underlying common stock.
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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for 2005, 2004, and 2003 would be as follows (in thousands):

	2005	2004	2003

Net income, as reported	$17,910	$14,061	$10,099
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	27	52	125
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(108)	(220)	(443)

Pro forma net income	$17,829	$13,893	$9,781

Earnings per share:
Basic — as reported	$0.62	$0.48	$0.35
Basic — pro forma	$0.62	$0.48	$0.34
Diluted — as reported	$0.60	$0.48	$0.35
Diluted — pro forma	$0.60	$0.47	$0.33
      The Black-Scholes valuation model utilized the following annualized assumptions for 2003: (1) risk-free interest rate of 2.90%, (2) no dividends were declared, (3) the volatility factor for the expected market price of the Company’s common stock was 0.586, and (4) the weighted-average expected life of options was 5.0. No options were granted in 2005 and 2004.
      Compensation expense of $41,000, $78,000, and $189,000 has been recorded for stock options in 2005, 2004, and 2003 under SFAS No. 148, respectively.
Long Term Incentive Plan
      In 2004, the Company approved the adoption of a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period with the first performance period commencing January 1, 2004. At the end of the three-year performance period, and if the performance target is achieved, the Committee shall determine the amount of LTIP awards that are payable to participants in the LTIP. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a restricted stock award. If the Company achieves the three-year performance target, payment of the award would be made in three annual installments, with the first payment being paid as of the end of the performance period and the remaining two payments to be paid in the fourth and fifth year. Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause. The portion of the award to be paid in the form of stock will be issued as of the end of the performance period. The number of shares of Company’s common stock subject to the restricted stock award shall equal the dollar amount of one-half of the LTIP award divided by the fair market value of Company’s common stock on the first date of the performance period. The restricted stock awards shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set forth and approved by the Committee, as included in the LTIP.
Earnings Per Share
      Basic earnings per share are based on the weighted average number of common shares outstanding during the year, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Outstanding options of 534,201, 936,502, and 1,693,119 for the periods ended December 31, 2005, 2004, and 2003, respectively, have been excluded from the diluted earnings per share as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 298,851, 300,531, and 71,154 for the years ended December 31, 2005, 2004, and 2003, respectively. Restricted shares related to the LTIP included in diluted earnings per share were 392,988 for the year ended December 31, 2005. There were no shares related to the LTIP included in diluted earnings per share for the years ended December 31, 2004 and 2003. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 71,908 and 8,678 for the years ended December 31, 2004 and 2003, respectively. There were no outstanding warrants as of December 31, 2005.
Comprehensive Income
      Comprehensive income (loss) encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities, and net deferred derivative gains or losses on hedging activity.
Derivative Instruments
      The Company entered into two interest rate swap transactions in order to mitigate its interest rate risk. The Company recognized these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as a cash flow hedge and are deemed a highly effective transaction under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and any changes in their fair value are accounted for within other comprehensive income. Any portion of the hedge deemed to be ineffective is recognized within the consolidated statements of income. The Company does not use interest rate swaps for trading or other speculative purposes.
      In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This note is convertible at the option of the Company based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At December 31, 2005, the estimated fair value of the derivative is zero.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. Commencing in the first quarter of 2003, the Company began expensing the fair value of all stock options granted since January 1, 2003 under the prospective method. The Company has not issued stock options to employees since 2003. Under SFAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123(R) for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that delays the compliance dates for SFAS 123(R). Under the new rule, SFAS 123(R) is effective for public companies for annual, rather than interim periods, which begin after June 15, 2005. Therefore, the Company is required to adopt SFAS 123(R) in the first quarter of 2006, or beginning January 1, 2006. The Company has evaluated the requirements of SFAS 123(R) and has determined the impact on its financial statements related to existing stock options is immaterial.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces the mentioned pronouncements and changes the requirements for the accounting and reporting of a change in an accounting principle. This Statement applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. However, when a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in 2006. The adoption of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.
      In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, effective for contract replacements occurring in fiscal years beginning after December 15, 2006. The SOP 05-1 defines an internal replacement of an insurance contract as a modification in product features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment endorsement, or rider to a contract, or by the election of a feature or coverage with a contract. Insurance contracts meeting this replacement criteria should be accounted for as an extinguishment of the replaced contract. The Company will review the guidance during 2006 and determine the applicability to any of its various insurance contracts.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments
      The estimated fair value of investments in securities is determined based on published market quotations and broker/dealer quotations. The cost or amortized cost and estimated fair value of investments in securities at December 31, 2005 and 2004 are as follows (in thousands):

	December 31, 2005

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Debt Securities:
Debt securities issued by the U.S. government and agencies	$57,026	$498	$(720)	$56,804
Obligations of states and political subdivisions	143,093	1,054	(1,493)	142,654
Corporate securities	107,761	2,106	(1,722)	108,145
Mortgage and asset-backed securities	96,067	127	(1,602)	94,592

Total Debt Securities available for sale	$403,947	$3,785	$(5,537)	$402,195

	December 31, 2004

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Debt Securities:
Debt securities issued by the U.S. government and agencies	$56,492	$1,234	$(288)	$57,438
Obligations of states and political subdivisions	104,009	1,857	(271)	105,595
Corporate securities	99,784	4,813	(446)	104,151
Mortgage and asset-backed securities	64,681	673	(296)	65,058

Total Debt Securities available for sale	324,966	8,577	(1,301)	332,242
Equity Securities:
Common Stocks	—	39	—	39

Total Equity Securities available for sale	—	39	—	39

Total Securities available for sale	$324,966	$8,616	$(1,301)	$332,281

      Gross unrealized appreciation and depreciation on available for sale securities were as follows (in thousands):

	December 31,

	2005	2004

Unrealized appreciation	$3,785	$8,616
Unrealized depreciation	(5,537)	(1,301)

Net unrealized (depreciation ) appreciation	(1,752)	7,315
Deferred federal income tax benefit (expense)	613	(2,487)

Net unrealized (depreciation) appreciation on investments, net of deferred federal income taxes	$(1,139)	$4,828

      The gross realized gains and gross realized losses on the sale of available for sale debt securities were $47,059 and $141,751, respectively, for the year ended December 31, 2005. The gross realized gains and gross

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
realized losses on the sale of available for sale equity securities were $8,482 and $0, respectively, for the year ended December 31, 2005. The proceeds from the sale of debt securities and equity securities were $95.1 million and $8,482, respectively.
      The gross realized gains and gross realized losses on the sale of available for sale debt securities were $97,279 and $189,766, respectively, for the year ended December 31, 2004. The gross realized gains and gross realized losses on the sale of available for sale equity securities were $429,288 and $0, respectively, for the year ended December 31, 2004. The proceeds from the sale of debt securities and equity securities were $7.0 million and $2.4 million, respectively.
      The gross realized gains and gross realized losses on the sale of available for sale debt securities were $406,200 and $103,700, respectively, for the year ended December 31, 2003. There were no sales of available for sale equity securities for the year ended December 31, 2003. The proceeds from the sale of debt securities and equity securities were $13.7 million and $0, respectively.
      At December 31, 2005, the amortized cost and estimated fair value of available for sale debt securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$26,862	$26,842
Due after one year through five years	155,095	154,740
Due after five years through ten years	114,172	114,050
Due after ten years	11,750	11,970
Mortgage-backed securities	96,068	94,593

	$403,947	$402,195

      Net investment income for the three years ended December 31, 2005, 2004, and 2003 was as follows (in thousands):

	2005	2004	2003

Net Investment Income On:
Debt securities	$16,080	$13,559	$12,481
Equity securities	37	149	182
Cash and cash equivalents	2,291	1,657	1,425

Total gross investment income	18,408	15,365	14,088
Less investment expenses	433	454	604

Net investment income	$17,975	$14,911	$13,484

      United States government obligations, municipal bonds, and bank certificates of deposit aggregating $128.7 million and $109.5 million were on deposit at December 31, 2005 and 2004, respectively, with state regulatory authorities or otherwise pledged as required by law or contract.
Other Than Temporary Impairments of Securities and Unrealized Losses on Investments
      At December 31, 2005 and 2004, the Company had 267 and 124, securities that were in an unrealized loss position, respectively. These investments all had unrealized losses of less than ten percent. At

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, thirty-nine of those investments, with an aggregate $29.9 million and $1.2 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. At December 31, 2004, two investments, with an aggregate $2.7 million and $75,000 fair value and unrealized loss, respectively, were in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching the Company’s conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) the Company also determined that the changes in market value were considered temporary in relation to minor fluctuations in interest rates.
      The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows for the years ended (in thousands):

	December 31, 2005

	Less than 12 months		Greater than 12 months		Total

	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$10,627	$(155)	$24,328	$(565)	$34,955	$(720)
Obligations of states and political subdivisions	64,559	(877)	24,818	(616)	89,377	(1,493)
Corporate securities	33,820	(769)	29,586	(953)	63,406	(1,722)
Mortgage and asset backed securities	58,048	(953)	20,667	(649)	78,715	(1,602)

Totals	$167,053	$(2,754)	$99,399	$(2,783)	$266,452	$(5,537)

	December 31, 2004

	Less than 12 months		Greater than 12 months		Total

	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$18,480	$(138)	$4,871	$(150)	$23,351	$(288)
Obligations of states and political subdivisions	28,581	(257)	551	(14)	29,132	(271)
Corporate securities	23,323	(220)	7,450	(226)	30,773	(446)
Mortgage and asset backed securities	19,583	(167)	6,442	(129)	26,025	(296)

Totals	$89,967	$(782)	$19,314	$(519)	$109,281	$(1,301)

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

	For the Years Ended December 31,

	2005	2004	2003

Balance, beginning of year	$378,157	$339,465	$374,933
Adjustment for deconsolidation of subsidiary(1)	—	(2,989)	—
Less reinsurance recoverables	151,161	147,446	181,817

Net balance, beginning of year	226,996	189,030	193,116

Incurred related to:
Current year	146,658	131,409	95,565
Prior years	4,884	4,529	2,907

Total incurred	151,542	135,938	98,472

Paid related to:
Current year	28,059	26,534	21,446
Prior years	79,056	71,438	78,123

Total paid	107,115	97,972	99,569

Net balance, end of year	271,423	226,996	192,019
Plus reinsurance recoverables	187,254	151,161	147,446

Balance, end of year	$458,677	$378,157	$339,465

(1)	In accordance with FIN 46(R), the Company performed an evaluation of its business relationships and determined that its wholly owned subsidiary, American Indemnity, did not meet the tests for consolidation, as neither the Company, nor its subsidiary Star, are the primary beneficiaries of American Indemnity. Therefore, effective January 1, 2004, the Company deconsolidated American Indemnity on a prospective basis in accordance with the provisions of FIN 46(R). The adoption of FIN 46(R) and the deconsolidation of American Indemnity did not have a material impact on the Company’s consolidated balance sheet or consolidated statement of income.
     As a result of adverse development on prior accident years’ reserves, the provision for loss and loss adjustment expenses increased by $4.9 million, $4.5 million, and $2.9 million, in calendar years 2005, 2004, and 2003, respectively.
      For the year ended December 31, 2005, the Company reported net adverse development on loss and LAE of $4.9 million, or 2.2% of net loss and LAE reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2005. The $4.9 million of adverse development reflects $1.6 million related to workers’ compensation programs, $1.6 million related to other lines of business, $1.1 million related to commercial auto programs, $392,000 related to commercial multiple peril and general liability programs and $179,000 related to residual markets.
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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
auto programs. Partially offsetting this adverse development was favorable development on residual markets of $1.7 million, and other lines of business of $670,000.
      For the year ended December 31, 2003, the Company reported net adverse development on loss and LAE of $2.9 million, or 1.5% of net loss and LAE reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2003. The $2.9 million of adverse development reflects $5.3 million related to commercial multiple peril and general liability programs. Partially offsetting this adverse development was favorable development on workers’ compensation programs of $2.7 million.
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
      The Company receives ceding commissions in conjunction with reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $13.5 million, $12.1 million, and $11.7 million in 2005, 2004, and 2003, respectively.
      At December 31, 2005 and 2004, the Company had reinsurance recoverables for paid and unpaid losses of $202.6 million and $169.1 million, respectively. The Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 43.8% of the total recoverable for paid and unpaid losses.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has historically maintained an allowance for the potential exposure to uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. The following table sets forth the Company’s exposure to uncollectible reinsurance and related allowances for the years ending December 31, 2005 and 2004 (in thousands):

	2005	2004

Gross Exposure	$14,046	$14,044
Collateral or other security	(2,749)	(3,323)
Allowance	(9,662)	(8,324)

Net Exposure	$1,635	$2,397

      During 2005, in relation to a discontinued surety program, the Company received updated financial information from the liquidator of the reinsurer on that program. Based upon this information, the Company increased the allowance to 100% of the uncollateralized exposure as of June 30, 2005. In relation to a discontinued workers’ compensation program, the Company received updated information relating to the collectibility of the asset. As a result, the Company increased its exposure allowance to 75% of the uncollateralized exposure as of December 31, 2005. Although, the Company increased its allowance for these specific exposures, the actual exposures did not increase. While management believes this allowance to be adequate, no assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations.
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
      The Company has a separate treaty to cover liability specifically related to commercial trucking, where reinsurers are responsible for 100% of each loss in excess of $350,000, up to $1.0 million for losses occurring prior to December 1, 2005. The Company increased its retention from $350,000 to $500,000 for losses occurring on or after December 1, 2005. In addition, the Company purchased an additional $1.0 million of reinsurance clash coverage. The Company also established a separate treaty to cover liability related to chemical distributors and repackagers, where reinsurers are responsible for 100% of each loss in excess of $500,000, up to $1.0 million, applied separately to general liability and auto liability.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the property reinsurance treaty, reinsurers are responsible for 100% of the amount of each loss in excess of $500,000, up to $5.0 million per location for an occurrence. In addition, there is coverage for loss events involving multiple locations up to $20.0 million after the Company has incurred $750,000 in loss. There were no significant changes to the terms of this reinsurance treaty from 2005 to 2004.
      Under the semi-automatic facultative reinsurance treaties, covering the Company’s umbrella policies, the reinsurers are responsible for a minimum of 85% of the first million in coverage and 100% of each of $2.0 million through $5.0 million of coverage. The reinsurers pay a ceding commission to reimburse the Company for its expenses associated with the treaties.
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
      Facultative reinsurance is purchased for property values in excess of $5.0 million, casualty limits in excess of $2.0 million, or for coverage not covered by a treaty. There were no significant changes to the terms of this reinsurance treaty from 2004 to 2005.
      Reconciliations of direct to net premiums, on a written and earned basis, for 2005, 2004, and 2003 are as follows (in thousands):

	2005		2004		2003

	Written	Earned	Written	Earned	Written	Earned

Direct	$264,571	$264,381	$261,653	$247,169	$229,647	$198,991
Assumed(1)	67,698	61,141	51,840	41,699	23,633	13,290
Ceded	(74,075)	(75,563)	(79,532)	(74,375)	(63,453)	(61,076)

Net	$258,194	$249,959	$233,961	$214,493	$189,827	$151,205

(1)	For the years ending December 31, 2005, 2004, and 2003, $56.0 million, $38.2 million, and $15.6 million, relates to assumed business the Company manages directly, respectively. The related transactions of this business are processed through the Company’s internal systems and related controls. In addition, the Company does not assume any foreign reinsurance.
      One reinsurer, with a financial strength rating of “A” (Excellent) rated by A.M. Best, accounts for 12.9% of ceded premiums in 2005.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Specialty Risk Management Operations
      The specialty risk management operations segment focuses on specialty or niche insurance business in which it provides various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of the Company’s agent-partners. The Company recognizes revenue related to the services and coverages the specialty risk management operations provides within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains.
Agency Operations
      The Company earns commissions through the operation of its retail property and casualty insurance agency, which was formed in 1955. The agency is one of the largest agencies in Michigan and, with acquisitions, has expanded into California and Florida. The agency operations produce commercial, personal lines, life, and accident and health insurance, for more than fifty unaffiliated insurance carriers. The agency produces an immaterial amount of business for its affiliated Insurance Company Subsidiaries.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the segment results (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Revenues
Net earned premiums	$249,959	$214,493	$151,205
Management fees	16,741	16,253	18,751
Claims fees(4)	7,113	13,207	14,756
Loss control fees	2,260	2,174	2,303
Reinsurance placement	660	420	308
Investment income	17,692	14,887	13,471
Net realized gains	85	339	823

Specialty risk management	294,510	261,773	201,617
Agency operations(2)	11,304	9,805	9,378
Reconciling items(3)	365	24	13
Intersegment revenue(2)	(2,162)	(1,324)	(205)

Consolidated revenue	$304,017	$270,278	$210,803

Pre-tax income:
Specialty risk management(1) & (2)	$29,444	$23,205	$16,703
Agency operations(1) & (2)	3,343	2,257	2,064
Other corporate	(7,121)	(5,088)	(2,489)

Consolidated pre-tax income	$25,666	$20,374	$16,278

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. Prior to January 1, 2005, corporate overhead was only reflected in the specialty risk management operations segment. This reclassification for the allocation of corporate overhead more accurately presents the Company’s segments as a result of improved cost allocation information. As a result, the segment information for the years ended December 31, 2004 and 2003 have been adjusted to reflect this allocation. For the years ended December 31, 2005, 2004, and 2003, the allocation of corporate overhead to the agency operations segment was $3.1 million, $3.5 million, and $2.8 million, respectively.

(2)	In addition to the reclassification for the allocation of corporate overhead as described above, the Company also reclassified 2004 and 2003 revenues related to the conversion of a west-coast commercial transportation program, which was converted to a specialty risk program with one of its subsidiaries, from the agency operations segment to the specialty risk management operations segment. Accordingly, the agency operations revenue and intersegment revenue have been reclassified. As a result, $7.9 million and $5.6 million were reclassified within the agency operations segment and the intersegment revenue for the years ended December 31, 2004 and 2003, respectively. In addition, the overall net income related to this subsidiary was reclassified from the agency operations to the specialty risk management operations segment. As a result, pre-tax net income of $3.2 million and $2.0 million related to this subsidiary was reclassified to the specialty risk management operations pre-tax income from the agency operations segment for the years ended December 31, 2004 and 2003, respectively.

(3)	In December 2003, the Company entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of land. In July 2004, a land contract was executed and the transaction closed in escrow subject to the conveyance of certain land by the city to both parties. In May 2005, the settlement of the land contract was completed. The sale of this land resulted in a total gain of approximately $464,000. In accordance with SFAS No. 66 “Accounting for Sales of Real Estate,” the Company recorded this transaction based on the installment method of accounting. Accordingly, the Company recorded a gain of $82,000, as of June 30, 2005, which reflects a portion of the total gain allocated proportionately based on the down payment to the total purchase price. The remaining $382,000 will be deferred until the land contract is paid in full, or as principal payments are received. In addition, the Company has received $121,000 in interest income related to the land contract, which has been included in reconciling items. The remaining $162,000 in reconciling items relates to miscellaneous interest income.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	During 2004, the Company accelerated the recognition of $3.5 million in deferred claim revenue, as a result of an earlier than anticipated termination of two limited duration administrative services and multi-state claims run-off contracts. These contracts had been terminated by the liquidator for the companies during the third quarter of 2004. Had the contract not been terminated, the Company would have received additional claims fee revenue for continued claims handling services.
     The following table sets forth the pre-tax income (loss) reconciling items (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Holding company expenses	$(2,892)	$(2,431)	$(1,159)
Amortization	(373)	(376)	(353)
Interest expense	(3,856)	(2,281)	(977)

	$(7,121)	$(5,088)	$(2,489)

6.     Debt
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
      At December 31, 2005 and 2004, the Company had an outstanding balance of $5.0 million and $9.0 million, respectively, on the revolving line of credit.
      The revolving line of credit provides for interest at a variable rate based, at the Company’s option, upon either a prime based rate or LIBOR based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to the Company from subsidiaries during such period (“Adjusted EBITDA”). At December 31, 2005, the average interest rate for LIBOR based borrowings outstanding was 4.7%.
      Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of December 31, 2005, the Company was in compliance with these covenants.
      In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At December 31, 2005 and 2004, this line of credit had an outstanding balance of $2.0 million and $3.1 million, respectively. On April 26, 2005, the terms of this line of credit were modified. The modifications included a decrease in the line of credit from $8.0 million to $6.0 million. The interest terms of this line of credit provide for interest at the prime rate minus 0.5%, or a LIBOR-based rate, plus 2.0%. At December 31, 2005, the average interest rate on this line of credit was 5.2%.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Debentures
      In April 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. At December 31, 2005, the interest rate was 8.33%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.
      In May 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. At December 31, 2005, the interest rate was 8.59%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.
      The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries in December 2004. The remaining proceeds from the issuance of the senior debentures may be used to support future premium growth through further contributions to the Insurance Company Subsidiaries and general corporate purposes.
Junior Subordinated Debentures
      In September 2005, Meadowbrook Capital Trust II (the “Trust II”), an unconsolidated subsidiary trust of the Company, issued $20.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $20.6 million in junior subordinated debentures, which includes the Company’s investment in the trust of $620,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. At December 31, 2005, the interest rate was 8.07%. These debentures are callable by the Company at par beginning in October 2010.
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
      In September 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable TPS to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. At December 31, 2005, the interest rate was 8.07%. These debentures are callable by the Company at par beginning in October 2008.

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
7.     Derivative Instruments
      In October 2005, the Company entered into two interest rate swap transactions with LaSalle Bank (“LaSalle”) to mitigate its interest rate risk on $5.0 million and $20.0 million of the Company’s senior debentures and trust preferred securities, respectively. The Company will recognize these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as a cash flow hedge and are deemed a highly effective transaction under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and any changes in their fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is being recognized as an adjustment to interest expense.
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
      In relation to the above interest rate swaps, the net interest expense incurred for the year ended December 31, 2005, was approximately $4,000. The total fair value of the interest rate swaps as of December 31, 2005, was approximately $14,000. Accumulated other comprehensive income at December 31, 2005 included the accumulated income on the cash flow hedge, net of taxes, of $9,100.
      In July 2005, the Company made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, the Company loaned an additional $3.5 million to the unaffiliated insurance agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At December 31, 2005, the estimated fair value of the derivative is zero.
8.     Regulatory Matters and Rating Issues
      A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is regulated by Michigan insurance regulatory statutes which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Companies Subsidiaries’ surplus. Based upon the 2005 statutory financial statements, Star may only pay dividends to the Company during 2006 with the prior approval of OFIS. Star’s earned surplus position at December 31, 2005 was negative $7.2 million. No dividends were paid in 2005 or 2004.
      Summarized 2005 and 2004 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, follows (in thousands):

	2005				2004

	Star	Savers	Williamsburg	Ameritrust	Star	Savers	Williamsburg	Ameritrust

Statutory capital and surplus	$141,136	$31,883	$16,447	$14,398	$120,727	$29,303	$15,579	$13,001
RBC authorized control level	37,265	7,673	4,043	4,000	28,436	3,572	2,600	4,000
Statutory net income (loss)	13,446	283	(518)	539	7,040	(1,816)	2,544	4
      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. The Company contributed $10.0 million to the surplus of the Insurance Company Subsidiaries during the third quarter of 2005 and $9.9 million during the third quarter of 2004. As of December 31, 2005, on a statutory combined basis, the gross and net premium leverage ratios were 2.4 to 1.0 and 1.8 to 1.0, respectively.
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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At December 31, 2005, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $141.1 million and $120.7 million at December 31, 2005 and 2004, respectively. The calculated RBC was $37.3 million in 2005 and $28.4 million in 2004. The threshold requiring the minimum regulatory involvement was $74.5 million in 2005 and $56.9 million in 2004.
9.     Deferred Policy Acquisition Costs
      The following table reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Balance, beginning of period	$25,167	$19,564	$12,140
Acquisition costs deferred	35,367	30,883	25,626
Amortized to expense during the period	(34,163)	(25,280)	(18,202)

Balance, end of period	$26,371	$25,167	$19,564

      The Company reduces deferred policy acquisition costs for premium deficiencies. There were no premium deficiencies at December 31, 2005, 2004, and 2003.
10.     Income Taxes
      The provision for income taxes consists of the following (in thousands):

	For the Years Ended December
	31,

	2005	2004	2003

Current tax expense	$6,410	$4,775	$1,767
Deferred tax expense	1,347	1,577	4,415

Total provision for income tax expense	$7,757	$6,352	$6,182

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the Company’s tax provision on income from operations to the U.S. federal income tax rate of 35% in 2005, and 34% in 2004 and 2003 is as follows (in thousands):

	For the Years Ended December
	31,

	2005	2004	2003

Tax provision at statutory rate	$8,982	$6,927	$5,535
Tax effect of:
Tax exempt interest	(1,291)	(777)	(371)
State income taxes, net of federal benefit	458	38	816
Impact of increase in statutory rate relating to deferred tax assets at December 31, 2005	(386)	—	—
Other, net	(6)	164	202

Federal income tax expense	$7,757	$6,352	$6,182

Effective tax expense rate	30.2%	31.2%	38.0%

      The current statutory tax rate of 35% is based upon $25.0 million of taxable income. The 2004 statutory tax rate of 34% is based upon $6.8 million of taxable income after the utilization of $13.1 million of net operating loss carryforwards. At $18.3 million of taxable income, the statutory tax rate increased to 35%. At December 31, 2005 and 2004, the current taxes payable were $268,000 and $378,000, respectively.
      Deferred federal income taxes, under SFAS No. 109, “Accounting for Income Taxes”, reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004

	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Unpaid losses and loss adjustment expenses	$14,125	$—	$11,815	$—
Unearned premium reserves	8,248	—	7,512	—
Unrealized loss/gains on investments	608	—	—	2,487
Deferred policy acquisition expense	—	9,230	—	8,557
Allowance for doubtful accounts	1,330	—	1,440	—
Policyholder dividends	208	—	112	—
Alternate minimum tax credit	637	—	4,061	—
Net operating loss carryforward	—	—	125	—
Goodwill	—	1,529	—	1,131
Deferred revenue	125	—	147	—
Long term incentive plan	865	—	442	—
Amortization of intangible assets	227	—	171	—
Deferred gain on sale-leaseback transaction	262	—	284	—
Other	754	—	1,022	—

Total deferred taxes	27,389	10,759	27,131	12,175

Net deferred tax assets	$16,630		$14,956

      Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb the applicable reversing temporary differences. Refer to Note 1 — Summary of Significant Accounting Policies.
11.     Stock Options and Long Term Incentive Plan
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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of year	2,121,317	$5.53	2,381,609	$5.80	2,693,223	$6.78
Granted	—	—	—	—	331,490	$2.17
Exercised	(97,825)	$2.90	(39,500)	$2.74	(550)	$2.82
Forfeited	(417,591)	$6.57	(220,792)	$8.97	(642,554)	$8.01

Outstanding — end of year	1,605,901	$5.42	2,121,317	$5.53	2,381,609	$5.80

Exercisable at end of year	1,288,296	$5.65	1,451,015	$5.92	1,231,981	$6.75
Weighted-average fair value of options granted during the year	—	—	—	—	$1.14	—
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$2.173 to $3.066	496,700	1.8	$2.66	327,690	$2.74
$3.507	575,000	1.4	$3.51	460,000	$3.51
$6.48 to $6.5063	395,000	0.7	$6.51	393,500	$6.51
$10.91 to $30.45	139,201	2.1	$20.10	107,106	$20.60

	1,605,901	1.5	$5.42	1,288,296	$5.65

      In 2004, the Company approved the adoption of a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period with the first performance period commencing January 1, 2004. At the end of the three-year performance period, and if the performance target is achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a restricted stock award. If the Company achieves the three-year performance target, payment of the cash portion of the award would be made in three annual installments, with the first payment being paid as of the end of the performance period and the remaining two payments to be paid in the fourth and fifth year. Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause. The portion of the award to be paid in the form of stock will be issued as of the end of the performance period The number of shares of Company’s common stock subject to the restricted stock award shall equal the dollar amount of one-half of the LTIP award divided by the fair market value of Company’s common stock on the first date of the performance period. The restricted stock awards shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Compensation Committee of the Board of Directors, as included in the LTIP. At December 31, 2005, the Company had $894,000 and $1.6 million accrued for the cash and restricted stock award, respectively, for a total accrual of $2.5 million under the LTIP. At December 31, 2004, the Company had $650,000 and $650,000 accrued for the cash and restricted stock award, respectively, for a total accrual of $1.3 million under the LTIP.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accordingly, the Company included 392,988 shares diluted earnings per share for the year ended December 31, 2005. There were no shares included in diluted earnings per share for the year ended December 31, 2004.
12.     Shareholders’ Equity
      At December 31, 2005, shareholders’ equity was $177.4 million, or a book value of $6.19 per common share, compared to $167.5 million, or a book value of $5.76 per common share at December 31, 2004.
      In June 2002, the Company sold 18,500,000 shares of newly issued common stock at $3.10 per share in a public offering. In addition, the underwriters exercised their over-allotment option to acquire 2,775,000 of additional shares of the Company’s common stock. In conjunction with the public offering, the Company issued warrants entitling the holders to purchase an aggregate of 300,000 shares of common stock at $3.10 per share. The warrants could be exercised at any time from June 6, 2003 through June 6, 2005, at which time any warrants not exercised would become void. In July 2004, the holders exercised 15,000 warrants. In May 2005, the remaining 285,000 outstanding warrants were exercised.
      In November 2004, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. At its regularly scheduled board meeting on October 28, 2005, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares, or approximately 3%, of its common stock in market transactions for a period not to exceed twenty-four months, replacing its current share repurchase program originally authorized in November 2004. For the year ended December 31, 2005, the Company purchased and retired 772,900 shares of common stock for a total cost of approximately $4.2 million. The Company did not repurchase any common stock during 2004. As of December 31, 2005, the cumulative amount the Company repurchased and retired under the current share repurchase plan was 772,900 shares of common stock for a total cost of approximately $4.2 million.
      The Company’s Board of Directors did not declare a dividend in 2005 or 2004. When evaluating the declaration of a dividend, the Board of Directors considers a variety of factors, including but not limited to, the Company’s cash flow, liquidity needs, results of operations and its overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its subsidiaries. The Company did not receive any dividends from its regulated insurance subsidiaries in 2005 and 2004. Refer to Note 8 — Regulatory Matters and Rating Issues for additional information regarding dividend restrictions.
13.     Goodwill and Other Intangible Assets
     Goodwill
      The Company evaluates existing goodwill for impairment on an annual basis as of October 1st, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company carries goodwill on two reporting units within the agency operations segment in the amount of $5.8 million and three reporting units within the specialty risk management operations segment in the amount of $25.0 million. The operating results for the reporting units that carry goodwill have historically generated profits.
      In 2005, the Company acquired a Florida based agency that generated $1.8 million in goodwill. During 2005, 2004, and 2003, the Company did not record any impairment losses in relation to its existing goodwill.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following sets forth the carrying amount of goodwill by business segment (in thousands):

		Specialty Risk
		Management
	Agency Operations	Operations	Total

Balance at December 31, 2005	$5,769	$25,033	$30,802
Balance at December 31, 2004	$3,964	$25,033	$28,997
     Other Intangible Assets
      At December 31, 2005 and 2004, the Company had other intangible assets, net of related accumulated amortization, of $2.4 million and $1.1 million, respectively, recorded on the consolidated balance sheet as part of “Other Assets”.
      During the fourth quarter 2005, the Company acquired a Florida based agency and its related book of business. The total purchase price of this acquisition was $3.5 million, consisting of $1.7 million recognized as an other intangible asset. The remaining $1.8 million relates to goodwill, as indicated above. There was an immaterial amount of tangible assets related to this acquisition. The Company is amortizing $1.2 million of the other intangible asset related to the purchase over a five year period. The remaining $500,000 of the other intangible asset has an indefinite life and is evaluated annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”
      During the first quarter of 2003, the Company completed a purchase of the renewal rights of a book of business. The total purchase price was determined based on a percentage of estimated gross written premium collected by the Company. The actual purchase price was contingent upon actual written premium collected over a three year period. As of December 31, 2005, the total purchase price was estimated at $2.3 million, consisting of $1.3 million of fixed assets and $994,000 recognized as an other intangible asset being amortized over a five-year period.
      At December 31, 2005 and 2004, the gross carrying amount of other intangible assets was $3.3 million and $1.8 million, respectively, and the accumulated amortization was $942,000 and $744,000, respectively. Amortization expense related to other intangible assets for 2005, 2004, and 2003, was $373,000, $376,000, and $353,000, respectively.
      Amortization expense for the five succeeding years is as follows (in thousands):

2006	$410
2007	407
2008	108
2009	101
2010	95

Total amortization expense	$1,121

14.     Commitments and Contingencies
      The Company has certain operating lease agreements for its offices and equipment. A majority of the Company’s lease agreements contain renewal options and rent escalation clauses. At December 31, 2005,

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

2006	$2,442
2007	2,210
2008	1,851
2009	1,685
2010	1,448
Thereafter	3,739

Total minimum lease commitments	$13,375

      Rent expense for the year ended December 31, 2005, 2004, and 2003, amounted to $2.2 million, $3.3 million, and $3.2 million, respectively.
      In June 2003, the Company entered into a guaranty agreement with a bank. The Company is guaranteeing payment of a $1.5 million term loan issued by the bank to an unaffiliated insurance agency. In the event of default on the term loan by the insurance agency, the Company is obligated to pay any outstanding principal (up to a maximum of $1.5 million), as well as any accrued interest on the loan, and any costs incurred by the bank in the collection process. In exchange for the Company’s guaranty, the president and member of the unaffiliated insurance agency pledged 100% of the common stock of two insurance agencies that he wholly owns. In the event of default of the term loan by the unaffiliated insurance agency, the Company has the right to sell all or a portion of the pledged assets (the common stock of the two insurance agencies) and use the proceeds from the sale to recover any amounts paid under the guaranty agreement. Any excess proceeds would be paid to the president and member of the insurance agency who is the sole shareholder. As of December 31, 2005, no liability has been recorded with respect to the Company’s obligations under the guaranty agreement, since the collateral is in excess of the guaranteed amount. On January 30, 2006, the unaffiliated insurance agency paid off the term loan in full. As such, the Company’s legal obligations under the guaranty agreement terminated.
      Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from insolvency funds were $664,000, $784,000, and $783,000, respectively, for 2005, 2004, and 2003. Most of these payments are recoverable through future policy surcharges and premium tax reductions.
      The Company’s Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. Total assessments paid to all such facilities were $3.0 million, $2.3 million, and $2.4 million, respectively, for 2005, 2004, and 2003.
      The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration,

MEADOWBROOK INSURANCE GROUP, INC.
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
15.     Sale-Leaseback Transaction
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
      The sale proceeds were $2.9 million and the net book value of the property was $1.9 million. Direct costs associated with the transaction were $158,000. In conjunction with the sale, a deferred gain of $880,000 was recorded and will be amortized over the ten-year term of the operating lease. At December 31, 2005 and 2004, the Company had a deferred gain of $748,000 and $836,000, respectively, on the consolidated balance sheet in “Other Liabilities”. Total amortization of the gain for 2005 and 2004 was $88,000 and $44,000, respectively, for a total accumulated amortization of $132,000.
16.     Related Party Transactions
      At December 31, 2005 and 2004, respectively, the Company held an $858,923 and $868,125 note receivable, including $198,134 of accrued interest at December 31, 2005, from an executive officer of the Company. Accrued interest at December 31, 2004 was $207,335. This note arose from a transaction in late 1998 in which the Company loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note bears interest equal to the Company’s borrowing rate and is due on demand any time after January 1, 2002. The loan is partially collateralized by 64,718 shares of the Company’s common stock under a stock pledge agreement. For the years ended December 31, 2005 and 2004, $42,000 and $42,000, respectively, have been paid against the loan. As of December 31, 2005, the cumulative amount that has been paid against this loan was $87,500.
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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
17.     Employee Benefit Plans
      Company employees over the age of 20 1/2 who have completed six months of service are eligible for participation in The Meadowbrook, Inc. 401(k) Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan provides for matching contributions and/or profit sharing contributions at the discretion of the Board of Directors of Meadowbrook, Inc. In 2005, 2004, and 2003, the matching contributions were $806,000, $600,000, and $513,000, respectively. There were no profit sharing contributions in 2005, 2004, and 2003.
18.     Fair Value of Financial Instruments
      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires companies to disclose the fair value information about their financial instruments. This standard excludes certain insurance related financial assets and liabilities and all nonfinancial instruments from its disclosure requirements.
      Due to the short-term nature of cash and cash equivalents, premiums and agent balances receivable, and accrued interest, their estimated fair value approximates their carrying value. Since debt and equity securities are recorded in the financial statements at their estimated fair market value as securities available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, their carrying value is their estimated fair value. The senior debentures, junior subordinated debentures, and the lines of credit bear variable rate interest, so their estimated fair value approximates their carrying value. In addition, the Company’s derivative instruments, as disclosed in Note 7 — Derivative Instruments, are recorded in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and therefore are recorded at fair value.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19.     Quarterly Financial Data (Unaudited)
      The following is a summary of unaudited quarterly results of operations for 2005 and 2004 (in thousands, except per share and ratio data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2005:
Gross premiums written	$90,992	$75,959	$86,075	$79,183
Net premiums written	68,990	61,288	67,420	60,436
Net premiums earned	60,787	63,364	63,205	62,603
Net commissions and fees	10,099	8,034	9,200	8,583
Net investment income and realized gains/losses	3,977	4,581	4,632	4,952
Net losses and LAE incurred	37,134	37,728	38,469	38,211
Policy acquisition and other underwriting expenses	10,822	10,971	11,947	10,699
Other administrative expenses	7,785	6,046	6,037	7,315
Salaries and employee benefits	12,605	13,648	12,913	12,165
Interest expense	773	806	948	1,329
Net income	3,743	4,580	4,662	4,925
Diluted earnings per share	$0.13	$0.16	$0.16	$0.17
GAAP combined ratio(1)	99.3%	97.1%	99.8%	98.7%
2004:
Gross premiums written	$81,054	$70,871	$79,234	$82,334
Net premiums written	62,951	53,025	56,303	61,682
Net premiums earned	49,713	53,083	52,963	58,734
Net commissions and fees	11,281	8,844	12,669	7,741
Net investment income and realized gains/losses	3,477	3,515	3,836	4,422
Net losses and LAE incurred	32,509	32,826	31,829	38,774
Policy acquisition and other underwriting expenses	7,546	8,870	8,169	8,839
Other administrative expenses	6,096	6,469	6,802	6,597
Salaries and employee benefits	12,808	12,325	14,284	12,880
Interest expense	315	528	686	752
Net income	3,232	2,820	5,252	2,757
Diluted earnings per share	$0.11	$0.10	$0.18	$0.09
GAAP combined ratio(1)	102.0%	101.2%	99.5%	102.6%

(1)	Management uses the GAAP combined ratio and its components to assess and benchmark underwriting performance. The GAAP combined ratio is the sum of the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio. The GAAP loss and loss adjustment expense ratio is the unconsolidated net incurred loss and loss adjustment expense in relation to net earned premium. The GAAP expense ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium.

SCHEDULE I
MEADOWBROOK INSURANCE GROUP, INC.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2005
(In thousands)

			Amount at
			Which
			Shown in
			the Balance
Type of Investment	Cost	Value	Sheet

Fixed Maturities:
US government and government agencies and authorities	$57,026	$56,804	$56,804
States and political subdivisions	143,093	142,654	142,654
Corporate securities	107,761	108,145	108,145
Mortgage-backed securities	96,067	94,592	94,592

Total Investments	$403,947	$402,195	$402,195

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
BALANCE SHEET

	December 31,

	2005	2004

	(In thousands)
ASSETS
Cash and cash equivalents	$73	$5,755
Investment in subsidiaries	225,475	200,029
Goodwill	3,024	3,024
Other assets	25,441	18,722

Total assets	$254,013	$227,530

LIABILITIES
Other liabilities	$1,448	$12,609
Payable to subsidiaries	14,270	3,057
Debt	5,000	9,044
Debentures	55,930	35,310

Total liabilities	76,648	60,020

SHAREHOLDERS’ EQUITY
Common stock	287	290
Additional paid-in capital	124,819	126,085
Retained earnings	54,248	37,175
Note receivable from officer	(859)	(868)
Accumulated other comprehensive (loss) income	(1,130)	4,828

Total shareholders’ equity	177,365	167,510

Total liabilities and shareholders’ equity	$254,013	$227,530

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
INCOME STATEMENT

	For the Years Ended December 31,

	2005	2004	2003

Revenue	$2,198	$466	$216
Operating expenses:
Interest expense	4,233	2,369	1,061
Other expenses	3,540	2,898	1,374

Total operating expenses	7,773	5,267	2,435

Loss before income taxes and subsidiary equity	(5,575)	(4,801)	(2,219)
Federal and state income tax benefit	(2,203)	(1,906)	(828)

Loss before subsidiary equity earnings	(3,372)	(2,895)	(1,391)
Subsidiary equity earnings	21,282	16,956	11,490

Net income	$17,910	$14,061	$10,099

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2005	2004	2003

Net income	$17,910	$14,061	$10,099
Other comprehensive income, net of tax:
Unrealized losses on securities:	(6,023)	(2,364)	(814)
Net deferred derivative gain — hedging activity	9
Deconsolidation of subsidiary		(45)	—
Less: reclassification adjustment for gains (losses) included in net income	56	(222)	(200)

Other comprehensive loss	(5,958)	(2,631)	(1,014)

Comprehensive income	$11,952	$11,430	$9,085

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

Net cash (used in) provided by operating activities:	$(8,437)	$(4,489)	$15,404

Cash Flow from Investing Activities:
Purchase of land	—	—	(3,228)
Dividends from subsidiaries	6,089	3,678	—
Investment in subsidiaries	(15,600)	(13,539)	(6,272)

Net cash used in investing activities	(9,511)	(9,861)	(9,500)

Cash Flow from Financing Activities:
Proceeds from borrowings	9,500	3,744	8,800
Principal payments on borrowings	(13,544)	(8,700)	(22,350)
Net proceeds from issuance of debentures	19,400	24,250	9,700
Stock options exercised	1,092	145	—
Share repurchases of common stock	(4,191)	—	(1,562)
Other financing activities	9	18	6

Net cash provided by (used in) financing activities	12,266	19,457	(5,406)

(Decrease) increase in cash and cash equivalents	(5,682)	5,107	498
Cash and cash equivalents, beginning of year	5,755	648	150

Cash and cash equivalents, end of year	$73	$5,755	$648

SCHEDULE III
MEADOWBROOK INSURANCE GROUP, INC.
SUPPLEMENTARY INSURANCE INFORMATION
December 31, 2005
(In thousands)

Future Policy
		Benefits, Losses,		Other Policy
	Deferred Policy	Claims & Loss	Unearned	Claims & Benefits	Premium
	Acquisition Costs	Expenses	Premium	Payable	Revenue

Speciality Risk Management Operations	$26,371	$458,677	$140,990	—	$249,959
Agency Operations	—	—	—	—	—
Reconciling Items	—	—	—	—	—

	$26,371	$458,677	$140,990	—	$249,959

		Benefits, Claims,
	Net	Losses &	Amortization of	Other
	Investment	Settlement	Deferred Policy	Operating	Premium
	Income	Expenses	Acquisition Costs	Expenses	Written

Speciality Risk Management Operations	$17,692	$151,542	$34,163	$79,361	$258,134
Agency Operations	—	—	—	7,961	—
Reconciling Items	283	—	—	5,324	—

	$17,975	$151,542	$34,163	$92,646	$258,134

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

SCHEDULE III
MEADOWBROOK INSURANCE GROUP, INC.
SUPPLEMENTARY INSURANCE INFORMATION
December 31, 2003
(In thousands)

Future Policy
		Benefits, Losses,		Other Policy
	Deferred Policy	Claims & Loss	Unearned	Claims &	Premium
	Acquisition Costs	Expenses	Premium	Benefits Payable	Revenue

Speciality Risk Management Operations	$19,564	$339,465	$109,677	—	$151,205
Agency Operations	—	—	—	—	—
Reconciling Items	—	—	—	—	—

	$19,564	$339,465	$109,677	—	$151,205

		Benefits, Claims,
	Net	Losses &	Amortization of	Other
	Investment	Settlement	Deferred Policy	Operating	Premium
	Income	Expenses	Acquisition Costs	Expenses	Written

Speciality Risk Management Operations	$13,471	$98,472	$18,202	$73,121	$189,827
Agency Operations	—	—	—	8,009	—
Reconciling Items	13	—	—	(3,279)	—

	$13,484	$98,472	$18,202	$77,851	$189,827

SCHEDULE IV
MEADOWBROOK INSURANCE GROUP, INC.
REINSURANCE
For the Years Ended December 31,
(In thousands)

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

Property and Liability Insurance
2005	$264,381	$75,563	$61,141	$249,959	24.46%
2004	$247,169	$74,375	$41,699	$214,493	19.44%
2003	$198,991	$61,076	$13,290	$151,205	8.79%

SCHEDULE V
MEADOWBROOK INSURANCE GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31,
(In thousands)

		Additions
				Deductions
	Balance at	Charged to	Charged to	from	Balance at
	Beginning	Costs and	Other	Allowance	End of
	of Period	Expense	Accounts	Account	Period

Allowance for doubtful accounts
2005	$4,336	$704	—	$1,139	$3,901
2004	$4,651	$822	—	$1,137	$4,336
2003	$4,747	$2,724	—	$2,820	$4,651

SCHEDULE VI
MEADOWBROOK INSURANCE GROUP, INC.
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND
CASUALTY INSURANCE OPERATIONS

	For the Years Ended December 31,
	(In thousands)

		Reserves for
	Deferred	Losses and	Discount, if any,
	Policy	Loss	deducted from		Net	Net
	Acquisition	Adjustment	previous	Unearned	Premiums	Investment
Affiliation with Registrant	Costs	Expenses(2)	column(1)	Premiums(2)	Earned	Income

(a)Consolidated Property and Casualty Subsidiaries
2005	$26,371	$458,677	$—	$140,990	$249,959	$17,692
2004	$25,167	$378,157	$—	$134,302	$214,493	$14,887
2003	$19,564	$339,465	$—	$109,677	$151,205	$13,471

	Losses and loss		Amortization of	Paid losses
	adjustment expense		deferred policy	and loss	Net
			acquisition	adjustment	Premiums
	Current Year	Prior Years	expenses	expenses	Written

2005	$146,658	$4,884	$34,163	$107,115	$258,134
2004	$131,409	$4,529	$25,280	$97,972	$233,961
2003	$95,565	$2,907	$18,202	$99,569	$189,827

(1)	The Company does not employ any discounting techniques.

(2)	Reserves for losses and loss adjustment expenses are shown gross of $187.3 million, $151.2 million and $147.4 million of reinsurance recoverable on unpaid losses in 2005, 2004 and 2003, respectively. Unearned premiums are shown gross of ceded unearned premiums of $24.6 million, $26.1 million and $20.5 million in 2005, 2004 and 2003, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
Exhibit Index

Exhibit		Filing
No.	Description	Basis

3.1	Amended and Restated Articles of Incorporation of the Company	(5)
3.2	Amended and Restated Bylaws of the Company	(1)
4.1	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003	(7)
4.2	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc. and LaSalle Bank National Association, dated as of September 16, 2005	(14)
10.1	Meadowbrook Insurance Group, Inc. Amended and Restated 1995 Stock Option Plan	(9)
10.2	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994	(1)
10.3	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement	(4)
10.4	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan	(9)
10.5	Agency Agreement by and between Meadowbrook, Inc., Preferred Insurance Agency, Inc., TPA Insurance Agency, Inc., Preferred Comp Insurance Agency of New Hampshire, TPA Insurance Agency of New Hampshire, Inc., Meadowbrook of Nevada, Inc., d/b/a Meadowbrook Insurance Services, Meadowbrook of Florida, Inc., Association Self-Insurance Services, Inc., Commercial Carriers Insurance Agency, Inc., and Star Insurance Company, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation, dated January 1, 2003	(6)
10.6	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust I, and Dekania CDO I, Ltd., dated September 30, 2003	(7)
10.7	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees Named Herein, dated September 30, 2003	(7)
10.8	Guaranty Agreement between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003	(7)
10.9	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2004	(8)
10.10	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2004	(8)
10.11	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan	(11)
10.12	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004	(11)
10.13	Amended and Restated Loan and Security Agreement between Liberty Premium Finance, Inc., and Comerica Bank, dated May 7, 2004	(11)
10.14	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated May 26, 2004	(11)
10.15	Land Contract between Meadowbrook Insurance Group, Inc. and MB Center II LLC, dated July 15, 2004	(11)
10.16	Loan Agreement by and between Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Star Insurance Company, Williamsburg National Insurance Company, Meadowbrook Insurance Group, Inc., and Meadowbrook, Inc., dated September 1, 2004	(12)
10.17	Credit Agreement among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004	(10)

Exhibit		Filing
No.	Description	Basis

10.18	Revolving Note among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004	(10)
10.19	Security Agreement among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004	(10)
10.20	Form of Nonqualified Stock Option Agreement under the Meadowbrook Insurance Group, Inc., Stock Option Plan, dated February 21, 2003	(12)
10.21	Lease Agreement between Meadowbrook Insurance Group, Inc. and Meadowbrook, Inc., dated December 6, 2004	(12)
10.22	Master Lease Agreement between LaSalle National Leasing Corporation and Meadowbrook Insurance Group, Inc., dated December 30, 2004	(12)
10.23	Promissory Note between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005	(12)
10.24	Commercial Mortgage between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005	(12)
10.25	Assignment of Leases and Rents between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005	(12)
10.26	Form of At-Will Employment and Severance Agreement by and among Meadowbrook, Inc., Meadowbrook Insurance Group, Inc., and Karen M. Spaun, Stephen Belden, Gregory L. Wilde, Robert C. Spring, Archie S. McIntyre, Arthur C. Pletz, Randolph W. Fort, Angelo L. Williams, Susan L. Cubbin, and Kenn R. Allen, dated January 1, 2005 and Steven C. Divine dated March 1, 2006	(12)
10.27	Amendment to Demand Note Addendum among the Company and Robert S. Cubbin and Kathleen D. Cubbin, dated February 17, 2005	(12)
10.28	First Modification to the Amended and Restated Loan and Security Agreement between Liberty Premium Finance, Inc. and Comerica Bank, dated April 26, 2005	(13)
10.29	Reciprocal Easement and Operation Agreement between Meadowbrook Insurance Group, Inc. and MB Center II, LLC, dated May 9, 2005	(13)
10.30	First Amendment to Land Contract between MB Center II, LLC and Meadowbrook Insurance Group, Inc., dated May 20, 2005	(13)
10.31	Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association, dated May 20, 2005	(13)
10.32	Second Amendment to Credit Agreement between Meadowbrook Insurance
	Group, Inc. and Standard Federal Bank National Association, dated September 8, 2005	(15)
10.33	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust II, and Merrill Lynch International, dated as of September 16, 2005	(14)
10.34	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., LaSalle Bank National Association, Christiana Bank & Trust Company, and The Administrative Trustees Named Herein, dated as of September 16, 2005	(14)
10.35	Guarantee Agreement between Meadowbrook Insurance Group, Inc., and LaSalle Bank National Association, dated as of September 16, 2005	(14)
10.36	Convertible Note between Meadowbrook Insurance Group, Inc. and Renaissance Insurance Group, LLC, dated December 20, 2005
10.37	Third Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and LaSalle Bank Midwest National Association, dated December 28, 2005
10.38	Inter-Company Reinsurance Agreement by and between Star Insurance Company and Ameritrust Insurance Company, Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company, dated January 1, 2006

Exhibit		Filing
No.	Description	Basis

10.39	Form of Management Services Agreement by and between Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., and Star Insurance Company, Williamsburg National Insurance Co., Ameritrust Insurance Corporation, American Indemnity Insurance Company, Ltd., and Preferred Insurance Company, Ltd., respectively, each dated January 1, 2006
10.40	Management Services Agreement by and between Savers Property and Casualty Insurance Company and Meadowbrook, Inc., dated January 1, 2006
10.41	Employment Agreement between Meadowbrook, Inc., and Meadowbrook Insurance Group, Inc. and Merton J. Segal, dated January 1, 2006	(16)
14	Compliance Program/ Code of Conduct
16	PricewaterhouseCoopers’ Letter to the Commission dated August 10, 2005, filed as Exhibit 16.1 to the Company’s Form 8-K, dated August 12, 2005
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)
24	Power of Attorney
28.1	Star Insurance Company’s 2005 Schedule P	(2)
28.2	Savers Property & Casualty Insurance Company’s 2005 Schedule P	(2)
28.3	Williamsburg National Insurance Company’s 2005 Schedule P	(2)
28.4	Ameritrust Insurance Corporation’s 2005 Schedule P	(2)
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Chief Financial Officer of the Corporation
99.1	Rights Agreement, dated as of September 30, 1999, by and between Meadowbrook Insurance Group, Inc. and First Chicago Trust Company of New York, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	(3)

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Submitted in paper format under separate cover; see Form SE filing.

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A filed with the Securities and Exchange Commission on October 12, 1999.

(4)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(5)	Filed as Exhibit to Form 10-Q for the period ending March 31, 2002.

(6)	Filed as Exhibit to Form 10-K for the year ending December 31, 2002.

(7)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2003.

(8)	Filed as Exhibit to Form 10-K for the year ending December 31, 2003

(9)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2004 Proxy Statement.

(10)	Filed as Exhibit to Current Report on Form 8-K filed on November 18, 2004.

(11)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2004.

(12)	Filed as Exhibit to Form 10-K for the year ending December 31, 2004.

(13)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2005.

(14)	Filed as Exhibit to Current Report on Form 8-K filed on September 22, 2005.

(15)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2005.

(16)	Filed as Exhibit to Current Report on Form 8-K filed on March 9, 2006.

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
Dated: March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

** Merton J. Segal	Chairman and Director	March 14, 2006

Robert S. Cubbin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

** Joseph S. Dresner	Director	March 14, 2006

** Hugh W. Greenberg	Director	March 14, 2006

** Florine Mark	Director	March 14, 2006

** Robert H. Naftaly	Director	March 14, 2006

** David K. Page	Director	March 14, 2006

** Robert W. Sturgis	Director	March 14, 2006

** Bruce E. Thal	Director	March 14, 2006

Signature	Title	Date

** Herbert Tyner	Director	March 14, 2006

**By: Robert S. Cubbin, Attorney-in-fact