Form 10-Q
period 2006-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2006-05-05
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 2, 2006 was 28,818,316.

PART 1 — FINANCIAL INFORMATION

ITEM 1	Financial Statements

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(In thousands,
	except share data)

Revenues
Premiums earned
Gross	$81,692	$80,806
Ceded	(18,568)	(20,019)

Net earned premiums	63,124	60,787
Net commissions and fees	11,289	10,099
Net investment income	5,239	4,091
Net realized losses	(7)	(114)

Total revenues	79,645	74,863

Expenses
Losses and loss adjustment expenses	49,884	56,342
Reinsurance recoveries	(12,841)	(19,208)

Net losses and loss adjustment expenses	37,043	37,134
Salaries and employee benefits	13,368	12,605
Policy acquisition and other underwriting expenses	11,424	10,822
Other administrative expenses	7,959	7,785
Interest expense	1,388	773

Total expenses	71,182	69,119

Income before taxes and equity earnings	8,463	5,744

Federal and state income tax expense	2,847	1,952
Equity earnings (losses), of affiliates	9	(49)

Net income	$5,625	$3,743

Earnings Per Share
Basic	$0.20	$0.13
Diluted	$0.19	$0.13
Weighted average number of common shares
Basic	28,757,603	29,072,619
Diluted	29,452,693	29,481,870

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(In thousands)

Net income	$5,625	$3,743
Other comprehensive income, net of tax:
Unrealized losses on securities	(2,777)	(4,463)
Less: reclassification adjustment for losses included in net income	19	77

Other comprehensive loss, net of tax	(2,758)	(4,386)

Comprehensive income (loss)	$2,867	$(643)

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands,
	except share data)

ASSETS
Debt securities available for sale, at fair value (amortized cost of $439,750 and $403,947)	$433,367	$402,195
Cash and cash equivalents	34,378	58,038
Accrued investment income	5,262	4,953
Premiums and agent balances receivable, net	102,652	84,807
Reinsurance recoverable on:
Paid losses	6,525	15,327
Unpaid losses	189,847	187,254
Prepaid reinsurance premiums	25,649	24,588
Deferred policy acquisition costs	27,249	26,371
Deferred federal income taxes	18,632	16,630
Goodwill	30,802	30,802
Other assets	51,155	50,379

Total assets	$925,518	$901,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$470,902	$458,677
Unearned premiums	148,308	140,990
Debt	8,312	7,000
Debentures	55,930	55,930
Accounts payable and accrued expenses	30,351	26,667
Reinsurance funds held and balances payable	13,777	15,240
Payable to insurance companies	4,009	6,684
Other liabilities	12,982	12,791

Total liabilities	744,571	723,979

Common stock, $0.01 stated value; authorized 50,000,000 shares; 28,814,544 and 28,672,009 shares issued and outstanding	288	287
Additional paid-in capital	125,532	124,819
Retained earnings	59,873	54,248
Note receivable from officer	(858)	(859)
Accumulated other comprehensive loss	(3,888)	(1,130)

Total shareholders’ equity	180,947	177,365

Total liabilities and shareholders’ equity	$925,518	$901,344

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$5,625	$3,743

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of other intangible assets	165	92
Amortization of deferred debenture issuance costs	59	38
Depreciation of furniture, equipment, and building	543	584
Net accretion of discount and premiums on bonds	626	581
Losses on sale of investments, net	30	136
Gain on sale of fixed assets	(22)	(22)
Stock-based employee compensation	98	14
Incremental tax benefits from stock options exercised	(268)	—
Long term incentive plan expense	197	195
Deferred income tax benefit	(514)	(49)
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(17,845)	(18,150)
Reinsurance recoverable on paid and unpaid losses	6,210	(9,067)
Prepaid reinsurance premiums	(1,061)	(1,984)
Deferred policy acquisition costs	(878)	(1,596)
Other assets	60	2,894
Increase (decrease) in:
Losses and loss adjustment expenses	12,225	20,709
Unearned premiums	7,319	10,187
Payable to insurance companies	(2,675)	(3,024)
Reinsurance funds held and balances payable	(1,463)	6,887
Other liabilities	4,641	2,001

Total adjustments	7,447	10,426

Net cash provided by operating activities	13,072	14,169

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(52,763)	(114,889)
Proceeds from sales and maturities of debt securities available for sale	16,304	95,274
Proceeds from sales of equity securities available for sale	—	8
Capital expenditures	(1,643)	(11,734)
Purchase of books of business	(82)	(78)
Other investing activities	92	185

Net cash used in investing activities	(38,092)	(31,234)

Cash Flows From Financing Activities
Proceeds from lines of credit	3,936	—
Payment of lines of credit	(2,624)	(2,344)
Book overdraft	(301)	(254)
Issuance of common stock	150	5
Retirement of common stock	—	(308)
Incremental tax benefits from stock options exercised	268	—
Other financing activities	(69)	(49)

Net cash provided by (used in) by financing activities	1,360	(2,950)

Net decrease in cash and cash equivalents	(23,660)	(20,015)
Cash and cash equivalents, beginning of period	58,038	69,875

Cash and cash equivalents, end of period	$34,378	$49,860

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1	— Summary of Significant Accounting Policies

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

Pursuant to Financial Accounting Standards Board Interpretation Number (“FIN”) 46(R), the Company does not consolidate its subsidiaries, Meadowbrook Capital Trust I and II (the “Trusts”), as they are not variable interest entities and the Company is not the primary beneficiary of the Trusts. The consolidated financial statements, however, include the equity earnings of the Trusts. In addition and in accordance with FIN 46(R), the Company does not consolidate its subsidiary American Indemnity Insurance Company, Ltd. (“American Indemnity”). While the Company and its subsidiary Star are the common shareholders, they are not the primary beneficiaries of American Indemnity. The consolidated financial statements, however, include the equity earnings of American Indemnity.

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its annual report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2005.

Certain amounts in the 2005 financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2006 presentation.

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

For the three months ending March 31, 2006, total assumed written premiums were $22.2 million, of which $18.3 million, relates to assumed business the Company manages directly, and therefore, no estimation is involved. The remaining $3.9 million of assumed written premiums includes $3.4 million related to residual markets.

Assumed premium estimates are specifically related to the mandatory assumed pool business from the National Council on Compensation Insurance (“NCCI”), or residual market business. The pool cedes workers’ compensation business to participating companies based upon the individual company’s market share by state. The activity is reported from the NCCI to participating companies on a two quarter lag. To account for this lag, the Company estimates premium and loss activity based on historical and market based results. Historically, the Company has not experienced any material difficulties or disputes in collecting balances from NCCI; and therefore, no provision for doubtful accounts is recorded related to the assumed premium estimate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Outstanding options of 135,301 and 625,002 for the periods ended March 31, 2006 and 2005, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive.

Shares issuable pursuant to stock options included in diluted earnings per share were 271,750 and 329,731 for the three months ended March 31, 2006 and 2005, respectively. Restricted shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 423,340 for the three months ended March 31, 2006. There were no shares related to the LTIP included in diluted earnings per share for the three months ended March 31, 2005. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 79,520 for the three months ended March 31, 2005. There were no outstanding warrants as of March 31, 2006.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective for fiscal periods beginning after September 15, 2006. The Company does not expect that SFAS No. 155 will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective for fiscal periods beginning after September 15, 2006. The Company does not expect that SFAS No. 156 will have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 2 — Stock Options and Long Term Incentive Plan

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. The Company previously adopted the requirements of recording stock options consistent with SFAS 123 and accounting for the change in accounting principle using the prospective method in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” Under the prospective method, stock-based compensation expense was recognized for awards granted after the beginning of the fiscal year in which the change is made, or January 1, 2003. Upon implementation of SFAS No. 148 in 2003, the Company recognized stock-based compensation expense for awards granted after January 1, 2003.

Prior to the adoption of SFAS No. 148, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25. Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date when both the number of shares the employee is entitled to receive, and the exercise price are known. Compensation expense, if any, resulting from stock options granted by the Company was determined based upon the difference between the exercise price and the fair market value of the underlying common stock at the date of grant. The Company’s Stock Option Plan requires the exercise price of the grants to be at the current fair market value of the underlying common stock.

Upon adoption of SFAS No. 123(R), the Company is required to recognize as an expense in the financial statements all share-based payments to employees based on their fair values. SFAS No. 123(R) requires forfeitures to be estimated in calculating the expense relating to the share-based payments, as opposed to recognizing any forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123(R) requires any tax savings resulting from tax deductions in excess of compensation expense be reflected in the financial statements as a cash inflow from financing activities, rather than as an operating cash flow as in prior periods. The pro forma disclosures previously permitted under SFAS 123, are no longer an alternative to financial statement recognition. As indicated, the Company is adopting the requirements of SFAS 123(R) using the modified prospective application transition method. The prospective method requires compensation expense to be recorded for all unvested stock options and restricted stock, based upon the previously disclosed SFAS 123 methodology and amounts.

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

The Company has not issued any new stock options to employees since 2003.

The following is a summary of the Company’s stock option activity and related information for the three months ended March 31, 2006:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding as of December 31, 2005	1,605,901	$5.42
Granted	—	—
Exercised	(258,464)	$3.38
Forfeited	(402,775)	$6.99

Outstanding as of March 31, 2006	944,662	$5.31

Exercisable as of March 31, 2006	693,617	$5.70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes information about stock options outstanding at March 31, 2006:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$2.173 to $3.066	452,981	1.6	$2.67	338,001	$2.66
$3.507	356,380	1.2	$3.51	241,380	$3.51
$6.48	5,000	3.7	$6.48	3,500	$6.48
$10.91 to $30.45	130,301	2.0	$19.39	110,736	$19.71

	944,662	1.7	$5.31	693,617	$5.70

Compensation expense of $97,689 has been recorded in the three months ended March 31, 2006 under SFAS 123(R). Compensation expense of $13,631 was recorded in the three months ended March 31, 2005 under SFAS 148.

Results for the three months ended March 31, 2005 have not been restated. If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for the three months ending March 31, 2005 would be as follows (in thousands):

Net income, as reported	$3,743
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	9
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(66)

Pro forma net income	$3,686

Earnings per share:
Basic — as reported	$0.13
Basic — pro forma	$0.13
Diluted — as reported	$0.13
Diluted — pro forma	$0.13

In 2004, the Company approved the adoption of a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period with the first performance period commencing January 1, 2004. At the end of the three-year performance period, and if the performance target is achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a restricted stock award. If the Company achieves the three-year performance target, payment of the cash portion of the award would be made in three annual installments, with the first payment being paid as of the end of the performance period and the remaining two payments to be paid in the fourth and fifth year. Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause. The portion of the award to be paid in the form of stock will be issued as of the end of the performance period. The number of shares of Company’s common stock subject to the restricted stock award shall equal the dollar amount of one-half of the LTIP award divided by the fair market value of Company’s common stock on the first date of the performance period. The restricted stock awards shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Compensation Committee of the Board of Directors, as included in the LTIP. At March 31, 2006, the Company had $1.0 million and $1.8 million accrued for the cash and restricted stock award, respectively, for a total accrual of $2.8 million under the LTIP. At December 31, 2005, the Company had $894,000 and $1.6 million accrued for the cash and restricted stock award, respectively, for a total accrual of $2.5 million under the LTIP. Accordingly, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

included 423,340 shares in diluted earnings per share for the three months ended March 31, 2006. There were no shares included in diluted earnings per share for the three months ended March 31, 2005.

Note 3 — Reinsurance

The Insurance Company Subsidiaries cede insurance to other insurers under pro-rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its exposure to large losses or from hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, the Insurance Company Subsidiaries would be liable for such defaulted amounts. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other domestic insurers and reinsurers. Based upon management’s evaluation, they have concluded the reinsurance agreements entered into by the Company transfer both significant timing and underwriting risk to the reinsurer and, accordingly, are accounted for as reinsurance under the provisions of SFAS. No. 113 “Accounting and Reporting for Reinsurance for Short-Duration and Long-Duration Contracts.”

Intercompany pooling agreements are commonly entered into between affiliated insurance companies, so as to allow the companies to utilize the capital and surplus of all of the companies, rather than each individual company. Under pooling arrangements, companies share in the insurance business that is underwritten and allocate the combined premium, losses and related expenses between the companies within the pooling arrangement. The Insurance Company Subsidiaries entered into an Inter-Company Reinsurance Agreement (the “Pooling Agreement”). This Pooling Agreement includes Star, Ameritrust Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”) and Williamsburg National Insurance Company (“Williamsburg”). Pursuant to the Pooling Agreement, Savers, Ameritrust and Williamsburg have agreed to cede to Star and Star has agreed to reinsure 100% of the liabilities and expenses of Savers, Ameritrust and Williamsburg, relating to all insurance and reinsurance policies issued by them. In return, Star agrees to cede and Savers, Ameritrust and Williamsburg have agreed to reinsure Star for their respective percentages of the liabilities and expenses of Star. Annually, the Company examines the Pooling Agreement for any changes to the ceded percentage for the liabilities and expenses. Any changes to the Pooling Agreement must be submitted to the applicable regulatory authorities for approval.

At March 31, 2006 and December 31, 2005, the Company had reinsurance recoverables for paid and unpaid losses of $196.4 million and $202.6 million, respectively. The Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 46.8% of the total recoverable for paid and unpaid losses.

The Company has historically maintained an allowance for the potential exposure to uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. The following table sets forth the Company’s exposure to uncollectible reinsurance and related allowances for the three months ending March 31, 2006 and the year ended December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005

Gross exposure	$13,970	$14,046
Collateral or other security	(2,729)	(2,749)
Allowance	(9,453)	(9,662)

Net exposure	$1,788	$1,635

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

While management believes the above allowances to be adequate, no assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their obligations.

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

Under the semi-automatic facultative reinsurance treaties, covering the Company’s umbrella policies, the reinsurers are responsible for a minimum of 85% of the first million in coverage and 100% of each of $2.0 million through $5.0 million of coverage. The reinsurers pay a ceding commission to reimburse the Company for its expenses associated with these treaties.

On February 1, 2006, the Company renewed its existing reinsurance agreement that provides reinsurance coverage for policies written in the Company’s public entity excess liability program. The agreement provides reinsurance coverage of $4.0 million in excess of $1.0 million for each occurrence in excess of the policyholder’s self-insured retention.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 4 — Debt

Lines of Credit

In November 2004, the Company entered into a revolving line of credit for up to $25.0 million, which expires in November 2007. The Company uses the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, the Company and certain of its non- regulated subsidiaries pledged security interests in certain property and assets of the Company and named subsidiaries.

At March 31, 2006 and December 31, 2005, the Company had an outstanding balance of $7.0 million and $5.0 million on the revolving line of credit, respectively.

The revolving line of credit provides for interest at a variable rate based, at the Company’s option, upon either a prime based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to the Company from subsidiaries during such period (“Adjusted EBITDA”). At March 31, 2006, the weighted average interest rate for LIBOR-based borrowings outstanding was 6.02%.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of March 31, 2006, the Company was in compliance with these covenants.

In addition, a non-insurance premium finance subsidiary of the Company maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At March 31, 2006 and December 31, 2005, this line of credit had an outstanding balance of $1.3 million and $2.0 million, respectively. The interest terms of this line of credit provide for interest at the prime rate minus 0.5%, or a LIBOR-based rate, plus 2.0%. At March 31, 2006, the interest rate on this line of credit was 6.75%.

Senior Debentures

In April 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. At March 31, 2006, the interest rate was 8.75%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

In May 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. At March 31, 2006, the interest rate was 8.98%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries in December 2004. The remaining proceeds from the issuance of the senior debentures were used for general corporate purposes.

Junior Subordinated Debentures

In September 2005, Meadowbrook Capital Trust II (the “Trust II”), an unconsolidated subsidiary trust of the Company, issued $20.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $20.6 million in junior subordinated debentures, which includes the Company’s investment in the trust of $620,000. These debentures have financial terms similar to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. At March 31, 2006, the interest rate was 8.49%. These debentures are callable by the Company at par beginning in October 2010.

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

In September 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable TPS to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. At March 31, 2006, the interest rate was 8.58%. These debentures are callable by the Company at par beginning in October 2008.

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

Note 5 — Derivative Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended March 31, 2006, was approximately $18,000. The total fair value of the interest rate swaps as of March 31, 2006, and December 31, 2005, was approximately $402,000 and $14,000, respectively. Accumulated other comprehensive income at March 31, 2006 and December 31, 2005, included the accumulated income on the cash flow hedge, net of taxes, of $252,000 and $9,100, respectively.

In July 2005, the Company made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, the Company loaned an additional $3.5 million to the unaffiliated insurance agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At March 31, 2006, the estimated fair value of the derivative was zero.

Note 6 — Shareholders’ Equity

At March 31, 2006, shareholders’ equity was $180.9 million, or a book value of $6.28 per common share, compared to $177.4 million, or a book value of $6.19 per common share, at December 31, 2005.

In November 2004, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. On October 28, 2005, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months, replacing its share repurchase program originally authorized in November 2004. For the three months ended March 31, 2006, the Company did not repurchase any common stock. For the year ended December 31, 2005, the Company purchased and retired 772,900 shares of common stock for a total cost of approximately $4.2 million. Of these shares, 63,000 shares for a total cost of approximately $372,000 related to the current share repurchase plan. As of March 31, 2006, the cumulative amount the Company repurchased and retired under the current share repurchase plan was 63,000 shares of common stock for a total cost of approximately $372,000. As of March 31, 2006, the Company has available up to 937,000 shares remaining to be purchased.

Note 7 — Regulatory Matters and Rating Agencies

A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is regulated by Michigan insurance regulatory statutes which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At March 31, 2006, Star’s earned surplus position was positive $2.8 million. At December 31, 2005, Star had negative earned surplus of $7.2 million. Based upon the March 31, 2006 statutory financial statements, Star may pay a dividend up to $2.8 million to the Company without the prior approval of OFIS. No statutory dividends were paid in 2005 or during the three months ended March 31, 2006.

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. The Company contributed $10.0 million to the surplus of the Insurance Company Subsidiaries during the third quarter of 2005. As of March 31, 2006, on a statutory combined basis, the gross and net premium leverage ratios were 2.2 to 1.0 and 1.7 to 1.0, respectively.

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

At December 31, 2005, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $141.1 million at December 31, 2005, compared to the threshold requiring the minimum regulatory involvement of $74.5 million in 2005. At March 31, 2006, Star’s statutory surplus was $149.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

expanded into California and Florida. The agency operations produce commercial, personal lines, life, and accident and health insurance, for more than fifty unaffiliated insurance carriers. The agency produces an immaterial amount of business for its affiliated Insurance Company Subsidiaries.

The following table sets forth the segment results (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005

Revenues
Net earned premiums	$63,124	$60,787
Management fees	4,531	4,196
Claims fees	2,100	1,752
Loss control fees	538	573
Reinsurance placement	418	345
Investment income	5,030	4,084
Net realized losses	(7)	(114)

Specialty risk management	75,734	71,623
Agency operations	4,261	3,960
Miscellaneous income(2)	209	7
Intersegment revenue	(559)	(727)

Consolidated revenue	$79,645	$74,863

Pre-tax income:
Specialty risk management	$9,298	$5,788
Agency operations(1)	1,651	1,913
Non-allocated expenses	(2,486)	(1,957)

Consolidated pre-tax income	$8,463	$5,744

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended March 31, 2006 and 2005, the allocation of corporate overhead to the agency operations segment was $825,000 and $725,000, respectively.

(2)	The miscellaneous income included in the revenue relates to miscellaneous interest income within the holding company.

The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005

Holding company expenses	$(933)	$(1,092)
Amortization	(165)	(92)
Interest expense	(1,388)	(773)

	$(2,486)	$(1,957)

Note 9 — Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Quarters ended March 31, 2006 and 2005

Forward-Looking Statements

This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectibility of reinsurance; increased rate pressure on premiums; obtainment of certain rate increases in current market conditions; investment rate of return; changes in and adherence to insurance regulation; actions taken by regulators, rating agencies or lenders; obtainment of certain processing efficiencies; changing rates of inflation; general economic conditions and other risks identified in our reports and registration statements filed with the Securities and Exchange Commission. We are not under any obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

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

Critical Accounting Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our annual report on Form 10-K as filed with the United States Securities and Exchange Commission on March 14, 2006, are those that we consider to be our critical accounting estimates. As of the three months ended March 31, 2006, there have been no material changes in regard to any of our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Executive Overview

During the first quarter of 2006, we experienced an overall improvement in underwriting results in comparison to 2005. This improvement is primarily the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. Our underwriting results demonstrate our continuing commitment to strong underwriting discipline and growth of our profitable specialty programs. In addition, growth in net income is reflective of our consistent focus on growing our fee-for-service programs. As a result, our generally accepted accounting principles (“GAAP”) combined ratio improved 3.1 percentage points to 96.2% in the first quarter of 2006 from 99.3% in the comparable period in 2005.

Gross written premium was down slightly for the first quarter of 2006 in comparison to 2005. This slight decrease was primarily the result of a limited number of small programs we exited as they no longer met our pricing standards, a reduction in audit premiums, and lower residual market charges. We are following pricing guidelines mandated by our corporate underwriting guidelines. Overall, our first quarter rate change was basically flat at a minus 1.3%. There have been anticipated mandatory rate decreases in workers’ compensation in some states, but for the most part those are offset by benefit changes that should lower incurred losses. On lines of business other than workers’ compensation, we have achieved slight rate increases. We have a number of new programs where we have completed our due diligence process and have commenced writing policies, or they are slated to start this year.

Results of Operations

Net income for the three months ended March 31, 2006, was $5.6 million, or $0.19 per dilutive share, compared to net income of $3.7 million, or $0.13 per dilutive share, for the comparable period of 2005. As previously indicated, this improvement is primarily the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. In addition, during 2005 we increased our retention levels on certain reinsurance treaties, which favorably impacted net earned premiums and net income for the three months ended March 31, 2006, compared to the same period in 2005. Growth in our fee-for-service programs and agency operations also contributed to the overall improvement in net income in comparison to 2005.

Revenues for the three months ended March 31, 2006, increased $4.8 million, or 6.4%, to $79.6 million, from $74.8 million for the comparable period in 2005. This increase reflects a $2.3 million, or 3.8%, increase in net earned premiums. The increase in net earned premiums is the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, as well as the favorable impact from an increase in our retention levels on certain reinsurance treaties effective in 2005. Offsetting the overall increase in net earned premiums was a reduction in audit related premiums in comparison to 2005. The increase in revenue was also the result of an overall increase in fee-for-service revenue, as a result of new managed programs. In addition, the increase in revenue reflects a $1.1 million increase in investment income, primarily the result of an increase in average invested assets and a slight increase in yield.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for specialty risk management operations (in thousands):

	For the Three Months Ended March 31,
	2006	2005

Revenue:
Net earned premiums	$63,124	$60,787
Management fees	4,531	4,196
Claims fees	2,100	1,752
Loss control fees	538	573
Reinsurance placement	418	345
Investment income	5,030	4,084
Net realized losses	(7)	(114)

Total revenue	$75,734	$71,623

Pre-tax income
Specialty risk management operations	$9,298	$5,788

Revenues from specialty risk management operations increased $4.1 million, or 5.7%, to $75.7 million for the three months ended March 31, 2006 from $71.6 million for the comparable period in 2005.

Net earned premiums increased $2.3 million, or 3.8%, to $63.1 million for the three months ended March 31, 2006, from $60.8 million in the comparable period in 2005. This increase is primarily the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, as well as the favorable impact from an increase in our retention levels on certain reinsurance treaties. Offsetting these increases was an overall decrease in audit related premiums in comparison to 2005.

Management fees increased $335,000, or 8.0%, to $4.5 million for the three months ended March 31, 2006, from $4.2 million for the comparable period in 2005. This increase is primarily the result of a Florida-based program implemented in the second quarter of 2005.

Claim fees increased $348,000, or 19.9%, to $2.1 million, from $1.8 million for the comparable period in 2005. This increase is primarily the result of a Florida-based program implemented in the second quarter of 2005.

Net investment income increased $946,000, or 23.2%, to $5.0 million in 2006, from $4.1 million in 2005. Average invested assets increased $56.8 million, or 13.9%, to $464.0 million in 2006, from $407.2 million in 2005. The increase in average invested assets reflects cash flows from underwriting activities primarily from improved underwriting results and an increase in the duration of our reserves. The increase in the duration of our reserves reflects the impact of a public entity excess program, which was implemented at the end of 2003. This program has a longer duration than the average reserves on our remaining programs and is a larger proportion of reserves. In addition, net proceeds from capital raised in 2005 through the issuances of debentures increased average invested assets. The average investment yield for March 31, 2006, was 4.52%, compared to 4.02% for the comparable period in 2005. The current pre-tax book yield was 4.24% and current after-tax book yield was 3.15%.

Specialty risk management operations generated pre-tax income of $9.3 million for the three months ended March 31, 2006, compared to pre-tax income of $5.8 million for the comparable period in 2005. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of our controlled growth in premium volume and our continued focus on leveraging of fixed costs. The GAAP combined ratio was 96.2% for the three months ended March 31, 2006, compared to 99.3% for the same period in 2005.

Net loss and loss adjustment expenses (“LAE”) decreased $91,000, to $37.0 million for the three months ended March 31, 2006, from $37.1 million for the same period in 2005. Our loss and LAE ratio improved 1.9 percentage points to 63.7% for the three months ended March 31, 2006, from 65.6% for the same period in 2005. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The improvement in the loss and LAE ratio reflects a 2.6 percentage point decrease in the change in net ultimate loss estimates for prior accident years in 2006 as compared to 2005. Development on prior accident year reserves was a reduction of $120,000, or a negative 0.2 percentage points, to net loss and LAE in 2006, compared to an addition of $1.5 million, or 2.4 percentage points in 2005. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

Our expense ratio improved 1.2 percentage points to 32.5% for the three months ended March 31, 2006, from 33.7% for the same period in 2005. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. This improvement reflects a reduction in insurance related assessments primarily related to the guaranty fund in Florida. This decrease in assessments was partially offset by an increase in profit sharing commissions related to our insurance programs.

Agency Operations

The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005

Net commission	$4,261	$3,960
Pre-tax income(1)	$1,651	$1,913

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended March 31, 2006 and 2005, the allocation of corporate overhead to the agency operations segment was $825,000 and $725,000, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, increased $301,000, or 7.6%, to $4.3 million for the three months ended March 31, 2006, from $4.0 million for the comparable period in 2005. This increase is primarily the result of the acquisition of a Florida-based retail agency acquired in November 2005.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $1.7 million for the three months ended March 31, 2006, compared to $1.9 million for the comparable period in 2005. The decrease in the pre-tax income is primarily attributable to the proportion of corporate overhead allocated to the agency operations in 2006 in comparison to 2005, as well as an increase in overall variable expenses.

Other Items

Reserves

At March 31, 2006, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $281.1 million. We established a reasonable range of reserves of approximately $262.1 million to $297.7 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$147,300	$166,048	$156,844
Commercial Multiple Peril/General Liability	49,800	57,766	54,320
Commercial Automobile	44,457	49,609	47,454
Other	20,578	24,287	22,437

Total Net Reserves	$262,135	$297,710	$281,055

(1)	Includes Residual Markets

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the three months ended March 31, 2006 and the year ended December 31, 2005.

For the three months ended March 31, 2006, we reported a decrease in net ultimate loss estimates for accident years 2005 and prior of $120,000, or 0.0% of $271.4 million of net loss and LAE reserves at December 31, 2005. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2006 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2005 and for the three months ended March 31, 2006. The major components of this change in ultimate loss estimates are as follows (in thousands):

	Reserves at	Incurred Losses			Paid Losses			Reserves at
	December 31,	Current	Prior	Total	Current	Prior		March 31,
Line of Business	2005	Year	Years	Incurred	Year	Years	Total Paid	2006

Workers’ Compensation	$128,802	$14,000	$893	$14,893	$(556)	$12,767	$12,211	$131,484
Residual Markets	24,440	3,169	(68)	3,101	264	1,917	2,181	25,360
Commercial Multiple Peril/General Liability	52,506	5,556	(1,369)	4,187	(144)	2,517	2,373	54,320
Commercial Automobile	44,382	9,709	1,480	11,189	493	7,624	8,117	47,454
Other	21,293	4,729	(1,056)	3,673	53	2,476	2,529	22,437

Net Reserves	271,423	$37,163	$(120)	$37,043	$110	$27,301	$27,411	281,055

Reinsurance Recoverable	187,254							189,847

Consolidated	$458,677							$470,902

		Re-estimated	Development
	Reserves at	Reserves at	as a Percentage
	December 31,	March 31, 2006	of Prior Year
Line of Business	2005	on Prior Years	Reserves

Workers’ Compensation	$128,802	$129,695	0.7%
Commercial Multiple Peril/General Liability	52,506	51,137	(2.6)%
Commercial Automobile	44,382	45,862	3.3%
Other	21,293	20,237	(5.0)%

Sub-total	246,983	246,931	0.0%
Residual Markets	24,440	24,372	(0.3)%

Total Net Reserves	$271,423	$271,303	0.0%

Workers’ Compensation Excluding Residual Markets

The projected net ultimate loss estimate for the workers’ compensation line of business, excluding residual markets, increased $893,000, or 0.7%, of net workers’ compensation reserves. The net overall increase reflects increases of $464,000, $537,000, and $257,000 in the ultimate loss estimate for accident years 2005, 2003, and 2002, respectively. These increases primarily reflect claim activity and case reserve strengthening related to a Massachusetts and a Missouri program. These increases were offset by decreases of $280,000 and $207,000 in the ultimate loss estimate for accident years 2004 and 2001, respectively. These decreases reflect better than expected experience on most of our workers’ compensation programs. Average severity on reported claims did not increase as much as anticipated in the prior actuarial projections, therefore ultimate loss estimates were reduced. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril and General Liability

The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $1.4 million, or 2.6% of net commercial multiple peril and general liability reserves. This decrease was the result of a $720,000, $666,000, and $97,000, reduction in the ultimate loss estimates for accident years 2005, 2004, and 2003, respectively. These decreases reflect the impact of a reclassification from the general liability line of business to the commercial automobile line of business. This reclassification of $777,000 was the result of actual claims emergence on a specific claim within our public entity excess program. Prior to the actual claims emergence the reserves for this exposure were carried in the general liability reinsurance line of business as incurred but not reported (“IBNR”). These decreases were offset by an increase of $281,000 in accident year 2000. This increase reflects an increase in IBNR as a result of a claim settlement. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The projected net ultimate loss estimate for the commercial automobile line of business increased $1.5 million, or 3.3% of net commercial automobile reserves. This increase reflects increases of $990,000 and $236,000 in accident years 2005 and 2004, respectively. These increases reflect the impact of the reclassifications mentioned in the above commercial multiple peril and general liability section. The reserves also reflect higher than expected claim emergence of claim activity within two California-based programs. The change in ultimate loss estimates for all other accident years was insignificant.

Other

The projected net ultimate loss estimate for the other lines of business decreased $1.1 million, or 5.0% of net reserves on the other lines of business. This net decrease reflects decreases of $143,000, $296,000, and $184,000, in accident years 2005, 2004, and 2003, respectively. These decreases are due to better than expected case reserve development during the quarter within a medical malpractice program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $68,000, or 0.3% of net reserves on the workers’ compensation residual market line of business. This net decrease reflects decreases of $572,000, $328,000, and $196,000 in accident years 2004, 2003, and 2002, respectively. Offsetting these decreases was an increase of $968,000 in accident year 2005. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag between incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.

Salary and Employee Benefits and Other Administrative Expenses

Salary and employee benefits for the three months ended March 31, 2006, increased $763,000, or 6.1%, to $13.4 million, from $12.6 million for the comparable period in 2005. This increase primarily reflects merit increases for associates and an increase in performance and profit-based variable compensation. Staffing levels remained relatively consistent in comparison to 2005.

Other administrative expenses remained relatively consistent in comparison to 2005. Other administrative expenses increased $174,000, or 2.2%, to $8.0 million, from $7.8 million for the comparable period in 2005.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Interest Expense

Interest expense for the three months ended March 31, 2006, increased $615,000, or 80.0%, to $1.4 million, from $773,000 for the comparable period in 2005. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our current lines of credit. The increase in interest expense was related to the issuance of the junior subordinated debentures in the third quarter of 2005, as well as an overall increase in the average interest rates. The average outstanding balance on our lines of credit during the three months ending March 31, 2006, was $8.3 million, compared to $11.0 million for the same period in 2005. The average interest rate, excluding the debentures, was approximately 6.2% in 2006, compared to 4.2% in 2005.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the three months ended March 31, 2006, was $2.8 million, or 33.6% of income before taxes. For the same period last year, we reflected an income tax expense of $2.0 million, or 34.0% of income before taxes. Our effective tax rate differs from the 35% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields. Our current and deferred taxes are calculated using a 35% statutory rate.

Other Than Temporary Impairments

Our policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of the following factors: (1) rating downgrade or other credit event (e.g., failure to pay interest when due); (2) financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; (3) prospects for the issuer’s industry segment; and (4) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. We evaluate our investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other than temporarily impaired are written down to their estimated net fair value and the related losses recognized in operations.

At March 31, 2006, we had 327 securities that were in an unrealized loss position. These investments all had unrealized losses of less than ten percent. At March 31, 2006, seventy-three of those investments, with an aggregate $57.4 million and $2.3 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching our conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) our ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) changes in market value considered normal in relation to overall fluctuations in interest rates.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	March 31, 2006
	Less than 12 months		Greater than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$15,895	$(198)	$23,007	$(702)	$38,902	$(900)
Obligations of states and political subdivisions	106,362	(1,701)	41,258	(1,362)	147,620	(3,063)
Corporate securities	26,695	(885)	37,746	(1,444)	64,441	(2,328)
Mortgage and asset backed securities	59,219	(1,273)	32,897	(1,211)	92,116	(2,483)

Totals	$208,171	$(4,056)	$134,908	$(4,719)	$343,079	$(8,775)

	December 31, 2005
	Less than 12 months		Greater than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$10,627	$(155)	$24,328	$(565)	$34,955	$(720)
Obligations of states and political subdivisions	64,559	(877)	24,818	(616)	89,377	(1,493)
Corporate securities	33,820	(769)	29,586	(953)	63,406	(1,722)
Mortgage and asset backed securities	58,048	(953)	20,667	(649)	78,715	(1,602)

Totals	$167,053	$(2,754)	$99,399	$(2,783)	$266,452	$(5,537)

As of March 31, 2006, gross unrealized gains and (losses) on securities were $2.4 million and ($8.8 million), respectively. As of December 31, 2005, gross unrealized gains and (losses) on securities were $3.8 million and ($5.5 million), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds, which include both regulated and non-regulated cash flows, are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholders’ dividends, share repurchases, and debt service. Our regulated sources of funds are insurance premiums, investment income, and proceeds from the maturity and sale of invested assets. These regulated funds are used for the payment of claims, policy acquisition and other underwriting expenses, and taxes relating to the regulated portion of net income. Our non-regulated sources of funds are in the form of commission revenue, outside management fees, and intercompany management fees. These non-regulated sources of funds are used to service debt, shareholders’ dividends, share repurchases, and other operating expenses of the holding company and non-regulated subsidiaries. The following table illustrates net income, excluding interest, depreciation, and amortization, between our regulated and non-regulated subsidiaries, which reconciles to our consolidated statement of income and statement of cash flows (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005

Net income	$5,625	$3,743

Regulated Subsidiaries:
Net income, excluding interest, depreciation, and amortization	$4,583	$2,618

Adjustments to reconcile net income to net cash provided by operating activities	334	707
Changes in operating assets and liabilities	7,956	12,013

Total adjustments	8,290	12,720

Net cash provided by operating activities	$12,873	$15,338

Non-regulated Subsidiaries:
Net income	$1,042	$1,125
Depreciation and amortization	708	676
Interest	1,388	773

Net income, excluding interest, depreciation, and amortization	3,138	2,574

Adjustments to reconcile net income to net cash provided by (used in) operating activities	577	845
Changes in operating assets and liabilities	(1,420)	(3,139)

Total adjustments	(843)	(2,294)
Depreciation and amortization	(708)	(676)
Interest	(1,388)	(773)

Net cash provided by (used in) operating activities	$199	$(1,169)

Consolidated total adjustments	7,447	10,426

Consolidated net cash provided by operating activities	$13,072	$14,169

Consolidated cash flow provided by operations for the three months ended March 31, 2006, was $13.1 million, compared to consolidated cash flow provided by operations of $14.2 million for the comparable period in 2005.

Regulated subsidiaries’ cash flow provided by operations for the three months ended March 31, 2006, was $12.9 million, compared to $15.3 million for the comparable period in 2005. This decrease is primarily the result of timing in relation to reinsurance payments. This decrease was slightly offset as a result of improved underwriting results, lower paid losses in proportion to incurred losses, and an increase in investment income.

Non-regulated subsidiaries’ cash flow provided by operations for the three months ended March 31, 2006, was $199,000, compared to $1.2 million used in operations for the comparable period in 2005. This increase in cash flow provided by operations is primarily the result of intercompany tax payments made in 2006 to the holding company from the regulated subsidiaries in accordance with a tax sharing agreement. There were no payments made in 2005 from the regulated subsidiaries to the holding company because of the utilization of the net operating loss carryforward in 2004.

We anticipate a temporary increase in cash outflows related to our continued investments in technology as we enhance our operating systems and controls.

Other Items

In September 2003, an unconsolidated subsidiary trust issued $10.0 million of mandatory redeemable trust preferred securities to a trust formed by an institutional investor. Contemporaneously, we issued $10.3 million in junior subordinated debentures, which includes our $310,000 investment in the trust. We received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense. We contributed $6.3 million of the proceeds to our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. The debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. As of March 31, 2006, the average interest rate was 8.58%.

In April 2004, we issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. As of March 31, 2006, the average interest rate was 8.54%. The senior debentures are callable at par after five years from the date of issuance. Associated with this transaction, we incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

In May 2004, we issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. As of March 31, 2006, the average interest rate was 8.75%. The senior debentures are callable at par after five years from the date of issuance. Associated with this transaction, we incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

We contributed $9.9 million of the proceeds from the senior debentures to our Insurance Company Subsidiaries in December 2004. The remaining proceeds from the issuance of the senior debentures were used for general corporate purposes.

In September 2005, an unconsolidated subsidiary trust issued $20.0 million of mandatory redeemable trust preferred securities to a trust formed by an institutional investor. Contemporaneously, we issued $20.6 million in junior subordinated debentures, which includes our $620,000 investment in the trust. We received a total of $19.4 million in net proceeds, after the deduction of approximately $600,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense. We contributed $10.0 million of the proceeds to our Insurance Company Subsidiaries and the remaining balance will be used for general corporate purposes. The debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. As of March 31, 2006, the average interest rate was 8.15%.

The seven year amortization period in regard to the issuance costs represents our best estimate of the estimated useful life of the bonds related to both the senior debentures and junior subordinated debentures described above.

In October 2005, we entered into two interest rate swap transactions with LaSalle Bank (“LaSalle”) to mitigate our interest rate risk on $5.0 million and $20.0 million of our senior debentures and trust preferred securities, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” these interest rate swap transactions were recorded at fair value on the balance sheet and any changes in their fair value are accounted for within other comprehensive income. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense.

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

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended March 31, 2006, was approximately $18,000. The total fair value of the interest rate swaps as of March 31, 2006 and December 31, 2005, was approximately $402,000 and $14,000, respectively. Accumulated other comprehensive income at March 31, 2006 and December 31, 2005, included the accumulated income on the cash flow hedge, net of taxes, of $252,000 and $9,100, respectively.

In November 2004, we entered into a revolving line of credit for up to $25.0 million, which expires in November 2007. We use the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, we and certain of our non-regulated subsidiaries pledged security interests in certain property and assets of named subsidiaries.

At March 31, 2006 and December 31, 2005, we had an outstanding balance of $7.0 million and $5.0 million on the new revolving line of credit, respectively.

The revolving line of credit provides for interest at a variable rate based, at our option, upon either a prime based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to us from subsidiaries during such period (“Adjusted EBITDA”). As of March 31, 2006, the average interest rate for LIBOR-based borrowings was 6.12%.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually, commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) on an annual basis, a minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of March 31, 2006, we were in compliance with these covenants.

In addition, our non-insurance premium finance subsidiary maintains a line of credit with a bank, which permits borrowings up to 75% of the accounts receivable, which collateralize the line of credit. At March 31, 2006 and December 31, 2005, this line of credit had an outstanding balance of $1.3 million and $2.0 million, respectively. The interest terms of this line of credit provide for interest at the prime rate minus 0.5%, or a LIBOR-based rate, plus 2.0%. As of March 31, 2006, the average interest rate on this line of credit was 6.33%.

At March 31, 2006, shareholders’ equity was $180.9 million, or $6.28 per common share, compared to $177.4 million, or $6.19 per common share, at December 31, 2005.

In November 2004, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. On October 28, 2005, our Board of Directors authorized management to purchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months, replacing our share repurchase program originally authorized in November 2004. For the three months ended March 31, 2006, we did not repurchase any common stock. For the year ended December 31, 2005, we purchased and retired a total of 772,900 shares of common stock for a total cost of approximately $4.2 million. Of these shares, 63,000 shares for a total cost of approximately $372,000 related to the current share repurchase plan. As of March 31, 2006, the cumulative amount we repurchased and retired under our current share repurchase plan was 63,000 shares of common stock for a total cost of approximately $372,000. As of March 31, 2006, we have available up to 937,000 shares remaining to be purchased.

A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries that at this time, without prior approval of the State of Michigan Office of Financial and Insurance Services (“OFIS”), cannot be transferred to us in the form of dividends, loans or advances. The restriction on the transferability to us from the Insurance Company Subsidiaries is regulated by Michigan insurance statutes which, in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At March 31, 2006, Star’s earned surplus position was positive $2.8 million. At December 31, 2005, Star had negative earned surplus of $7.2 million. Based upon the March 31, 2006 statutory financial statements, Star may pay a dividend up to $2.8 million without the prior approval of OFIS. No statutory dividends were paid in 2005 or during the three months ended March 31, 2006.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in relation to our contractual obligations and commitments for the three months ended March 31, 2006.

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

At December 31, 2005, all of our Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $141.1 million at December 31, 2005, compared to the threshold requiring the minimum regulatory involvement of $74.5 million in 2005. At March 31, 2006, Star’s statutory surplus increased $7.9 million to $149.0 million.

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. We contributed $10.0 million to the surplus of the Insurance Company Subsidiaries during the third quarter of 2005. As of March 31, 2006, on a statutory combined basis, the gross and net premium leverage ratios were 2.2 to 1.0 and 1.7 to 1.0, respectively.

Reinsurance

Intercompany pooling agreements are commonly entered into between affiliated insurance companies, so as to allow the companies to utilize the capital and surplus of all of the companies, rather than each individual company. Under pooling arrangements, companies share in the insurance business that is underwritten and allocate the combined premium, losses and related expenses between the companies within the pooling arrangement. The Insurance Company Subsidiaries entered into an Inter-Company Reinsurance Agreement (the “Pooling Agreement”). This Pooling Agreement includes Star, Ameritrust Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”) and Williamsburg National Insurance Company (“Williamsburg”). Pursuant to the Pooling Agreement, Savers, Ameritrust and Williamsburg have agreed to cede to Star and Star has agreed to reinsure 100% of the liabilities and expenses of Savers, Ameritrust and Williamsburg, relating to all insurance and reinsurance policies issued by them. In return, Star agrees to cede and Savers, Ameritrust and Williamsburg have agreed to reinsure Star for their respective percentages of the liabilities and expenses of Star. Annually, we examine the Pooling Agreement for any changes to the ceded percentage for the liabilities and expenses. Any changes to the Pooling Agreement must be submitted to the applicable regulatory authorities for approval.

Convertible Note

In July 2005, we made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, we loaned an additional $3.5 million to the unaffiliated insurance agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At March 31, 2006, the estimated fair value of the derivative was zero.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective for fiscal periods beginning after September 15, 2006. We do not expect that SFAS No. 155 will have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective for fiscal periods beginning after September 15, 2006. We do not expect that SFAS No. 156 will have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of March 31, 2006. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and five years. At March 31, 2006, our fixed income portfolio had a modified duration of 3.76, compared to 3.38 at December 31, 2005.

At March 31, 2006, the fair value of our investment portfolio was $433.4 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. During 2004 and 2005, we continued to increase our holdings of tax-exempt securities based on our return to profitability and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2005. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. “Near term” means a period of up to one year from the date of the consolidated financial statements. In our sensitivity model, we use fair values to measure our potential loss in fair value of debt securities assuming an upward parallel shift in interest rates to measure the hypothetical change in fair values. The table below presents our model’s estimate of changes in fair values given a change in interest rates. Dollar values are rounded and in thousands.

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Market Value	$450,714	$433,370	$416,347
Yield to Maturity or Call	3.76%	4.76%	5.76%
Effective Duration	3.88	3.92	3.98

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At March 31, 2006 and December 31, 2005, we had debentures of $55.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $559,000.

In October 2005, we entered into two interest rate swap transactions with LaSalle Bank to mitigate our interest rate risk on $5.0 million and $20.0 million of our senior debentures and trust preferred securities, respectively. We recognized these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as a cash flow hedge and are deemed a highly effective transaction under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and any changes in their fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is being recognized as an adjustment to interest expense.

In addition, our revolving line of credit under which we can borrow up to $25.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At March 31, 2006, we had $7.0 million outstanding on this revolving line of credit. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $70,000. At December 31, 2005, we had $5.0 million outstanding. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $50,000.

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

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended March 31, 2006, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is included under Note 9 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2006, which is hereby incorporated by reference.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2004, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. In October 2005, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares, or approximately 3%, of its common stock in market transactions for a period not to exceed twenty-four months, therefore replacing the Company’s share repurchase program originally authorized in November 2004.

For the three months ended March 31, 2006, the Company did not purchase and retire any shares of common stock. The maximum number of shares that may yet be repurchased under the Company’s current share repurchase plan is 937,000 shares, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.	Exhibits

The following documents are filed as part of this Report:

Exhibit
No.	Description

10.1	Inter-Company Reinsurance Agreement by and between Star Insurance Company and Ameritrust Insurance Company, Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company, dated January 1, 2006.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Dated: May 5, 2006

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Inter-Company Reinsurance Agreement by and between Star Insurance Company and Ameritrust Insurance Company, Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company, dated January 1, 2006.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.