Form 10-Q
period 2006-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2006-08-08
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 2, 2006 was 28,841,816.

PART 1 — FINANCIAL INFORMATION

ITEM 1	Financial Statements

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Six Months Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands,
	except share data)

Revenues
Premiums earned
Gross	$163,394	$161,550
Ceded	(35,756)	(37,399)

Net earned premiums	127,638	124,151
Net commissions and fees	21,987	18,133
Net investment income	10,619	8,568
Net realized gains (losses)	18	(10)

Total revenues	160,262	150,842

Expenses
Losses and loss adjustment expenses	107,819	117,864
Reinsurance recoveries	(33,630)	(43,002)

Net losses and loss adjustment expenses	74,189	74,862
Salaries and employee benefits	27,214	26,253
Policy acquisition and other underwriting expenses	24,604	21,793
Other administrative expenses	15,234	13,831
Interest expense	2,887	1,579

Total expenses	144,128	138,318

Income before taxes and equity earnings	16,134	12,524

Federal and state income tax expense	5,159	4,202
Equity earnings of affiliates	25	1

Net income	$11,000	$8,323

Earnings Per Share
Basic	$0.38	$0.29
Diluted	$0.37	$0.28
Weighted average number of common shares
Basic	28,842,427	29,101,484
Diluted	29,579,217	29,419,606

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands,
	except share data)

Revenues
Premiums earned
Gross	$81,703	$80,745
Ceded	(17,189)	(17,381)

Net earned premiums	64,514	63,364
Net commissions and fees	10,698	8,034
Net investment income	5,380	4,477
Net realized gains	25	104

Total revenues	80,617	75,979

Expenses
Losses and loss adjustment expenses	57,935	61,522
Reinsurance recoveries	(20,789)	(23,794)

Net losses and loss adjustment expenses	37,146	37,728
Salaries and employee benefits	13,846	13,648
Policy acquisition and other underwriting expenses	13,180	10,971
Other administrative expenses	7,275	6,046
Interest expense	1,499	806

Total expenses	72,946	69,199

Income before taxes and equity earnings	7,671	6,780

Federal and state income tax expense	2,312	2,250
Equity earnings of affiliates	16	50

Net income	$5,375	$4,580

Earnings Per Share
Basic	$0.19	$0.16
Diluted	$0.18	$0.16
Weighted average number of common shares
Basic	28,820,862	29,130,033
Diluted	29,571,925	29,443,933

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Six Months Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)

Net income	$11,000	$8,323
Other comprehensive income, net of tax:
Unrealized losses on securities	(4,814)	(1,211)
Net deferred derivative gain — hedging activity	431	—
Less: reclassification adjustment for losses included in net income	19	79
Other comprehensive loss, net of tax	(4,364)	(1,132)

Comprehensive income	$6,636	$7,191

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)

Net income	$5,375	$4,580
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities	(2,037)	3,252
Net deferred derivative gain — hedging activity	179	—
Less: reclassification adjustment for losses included in net income	—	2
Other comprehensive (loss) gain, net of tax	(1,858)	3,254

Comprehensive income	$3,517	$7,834

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands,
	except share data)

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $458,145 and $403,947)	$448,352	$402,195
Cash and cash equivalents	22,470	58,038
Accrued investment income	5,538	4,953
Premiums and agent balances receivable, net	99,509	84,807
Reinsurance recoverable on:
Paid losses	13,232	15,327
Unpaid losses	193,416	187,254
Prepaid reinsurance premiums	23,518	24,588
Deferred policy acquisition costs	25,877	26,371
Deferred federal income taxes	19,531	16,630
Goodwill	30,802	30,802
Other assets	51,184	50,379

Total assets	$933,429	$901,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$484,569	$458,677
Unearned premiums	140,868	140,990
Debt	11,900	7,000
Debentures	55,930	55,930
Accounts payable and accrued expenses	26,279	26,667
Reinsurance funds held and balances payable	15,212	15,240
Payable to insurance companies	3,306	6,684
Other liabilities	10,784	12,791

Total liabilities	748,848	723,979

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 50,000,000 shares; 28,833,616 and 28,672,009 shares issued and outstanding	288	287
Additional paid-in capital	125,829	124,819
Retained earnings	65,248	54,248
Note receivable from officer	(859)	(859)
Accumulated other comprehensive loss	(5,925)	(1,130)

Total shareholders’ equity	184,581	177,365

Total liabilities and shareholders’ equity	$933,429	$901,344

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$11,000	$8,323

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	307	185
Amortization of deferred debenture issuance costs	118	75
Depreciation of furniture, equipment, and building	1,122	1,248
Net accretion of discount and premiums on bonds	1,266	1,180
Loss on sale of investments, net	30	121
Gain on sale of fixed assets	(44)	(126)
Stock-based employee compensation	114	23
Incremental tax benefits from stock options exercised	(301)	—
Long-term incentive plan expense	393	390
Deferred income tax (benefit) expense	(319)	351
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(14,702)	(16,086)
Reinsurance recoverable on paid and unpaid losses	(4,066)	(19,737)
Prepaid reinsurance premiums	1,070	725
Deferred policy acquisition costs	494	(1,000)
Other assets	423	4,060
Increase (decrease) in:
Losses and loss adjustment expenses	25,892	39,912
Unearned premiums	(122)	5,401
Payable to insurance companies	(3,378)	(4,021)
Reinsurance funds held and balances payable	(28)	1,454
Other liabilities	(2,219)	542

Total adjustments	6,050	14,697

Net cash provided by operating activities	17,050	23,020

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(112,107)	(152,612)
Proceeds from sales and maturities of debt securities available for sale	56,614	106,298
Proceeds from sales of equity securities available for sale	—	8
Capital expenditures	(2,980)	(12,915)
Purchase of books of business	(120)	(149)
Proceeds from sale of assets	—	633
Other investing activities	288	399

Net cash used in investing activities	(58,305)	(58,338)

Cash Flows From Financing Activities
Proceeds from lines of credit	10,078	2,654
Payment of lines of credit	(5,178)	(4,880)
Book overdraft	421	757
Issuance of common stock	202	952
Share repurchases of common stock	—	(1,094)
Incremental tax benefits from stock options exercised	301	—
Other financing activities	(137)	(111)

Net cash provided by (used in) financing activities	5,687	(1,722)

Net decrease in cash and cash equivalents	(35,568)	(37,040)
Cash and cash equivalents, beginning of period	58,038	69,875

Cash and cash equivalents, end of period	$22,470	$32,835

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 2006, are not necessarily indicative of the results expected for the full year.

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

For the six months ending June 30, 2006, total assumed written premiums were $34.7 million, of which $27.5 million, relates to assumed business the Company manages directly, and therefore, no estimation is involved. The remaining $7.2 million of assumed written premiums includes $6.6 million related to residual markets.

For the three months ending June 30, 2006, total assumed written premiums were $12.5 million, of which $9.3 million, relates to assumed business the Company manages directly. The remaining $3.2 million of assumed written premiums includes $3.1 million related to residual markets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they were earned. Commission income is reported net of any sub-producer commission expense. Any commission adjustments that occur subsequent to the earnings process, are recognized upon notification from the insurance companies. Profit sharing commissions from insurance companies are recognized when determinable, which is when such commissions are received.

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

Outstanding options of 129,731 and 622,592 for the six months ended June 30, 2006 and 2005, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 288,765 and 318,122 for the six months ended June 30, 2006 and 2005, respectively. Restricted shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 448,024 for the six months ended June 30, 2006. There were no shares related to the LTIP included in diluted earnings per share for the six months ended June 30, 2005.

Outstanding options of 129,731 and 622,592 for the three months ended June 30, 2006 and 2005, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 308,400 and 313,901 for the three months ended June 30, 2006 and 2005, respectively. Restricted shares related to the Company’s LTIP included in diluted earnings per share were 442,663 for the three months ended June 30, 2006. There were no shares related to the LTIP included in diluted earnings per share for the three months ended June 30, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which becomes effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting and reporting for uncertainties in the income tax law. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement, and presentation of uncertain tax positions taken or expected to be taken in an income tax return. The Company will commence evaluation of the impact of FIN 48, but currently believes the adoption of FIN 48 will not have a material impact on its consolidated financial statements or disclosure requirements.

Note 2 — Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan

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

Prior to the adoption of SFAS No. 148, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25. Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date when both the number of shares the employee is entitled to receive, and the exercise price are known. Compensation expense for each quarter resulting from stock options granted by the Company was determined based upon the difference between the exercise price and the fair market value of the underlying common stock at the date of grant. The Company’s Stock Option Plan requires the exercise price of the grants to be at the current fair market value of the underlying common stock.

Upon adoption of SFAS No. 123(R) on January 1, 2006, the Company was required to recognize as an expense in the financial statements all share-based payments to employees based on their fair values. SFAS No. 123(R) requires forfeitures to be estimated in calculating the expense relating to the share-based payments, as opposed to recognizing any forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123(R) requires any tax savings resulting from tax deductions in excess of compensation expense be reflected in the financial statements as a cash inflow from financing activities, rather than as an operating cash flow as in prior periods. The pro forma disclosures previously permitted under SFAS 123, are no longer an alternative to financial statement recognition. As indicated, the Company adopted the requirements of SFAS 123(R) using the modified prospective application transition method. The prospective method requires compensation expense to be recorded for all unvested stock options and restricted stock, based upon the previously disclosed SFAS 123 methodology and amounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following is a summary of the Company’s stock option activity and related information for the six months ended June 30, 2006:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding as of December 31, 2005	1,605,901	$5.42
Granted	—	—
Exercised	(277,536)	$3.34
Forfeited	(403,695)	$7.02

Outstanding as of June 30, 2006	924,670	$5.35

Exercisable as of June 30, 2006	854,032	$5.26

The following table summarizes information about stock options outstanding at June 30, 2006:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$2.173 to $3.066	433,559	1.6	$2.66	383,929	$2.73
$3.507	356,380	1.2	$3.51	356,380	$3.51
$6.48	5,000	3.7	$6.48	3,500	$6.48
$10.91 to $30.45	129,731	2.0	$19.37	110,223	$19.68

	924,670	1.7	$5.35	854,032	$5.26

Compensation expense of $17,000 and $114,000 has been recorded in the three months and six months ended June 30, 2006 under SFAS 123(R), respectively. Compensation expense of $23,000 and $44,000 was recorded in the three months and six months ended June 30, 2005 under SFAS 148, respectively.

Results for the three months and six months ended June 30, 2005 have not been restated. If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for the three months and six months ending June 30, 2005 would be as follows (in thousands):

For the Six
Months Ended
June 30, 2005

Net income, as reported	$8,323
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	15
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(121)

Pro forma net income	$8,217

Earnings per share:
Basic — as reported	$0.29
Basic — pro forma	$0.28
Diluted — as reported	$0.28
Diluted — pro forma	$0.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the Three
Months Ended
June 30, 2005

Net income, as reported	$4,580
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	6
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(55)

Pro forma net income	$4,531

Earnings per share:
Basic — as reported	$0.16
Basic — pro forma	$0.16
Diluted — as reported	$0.16
Diluted — pro forma	$0.15

In 2004, the Company approved the adoption of a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period with the first performance period commencing January 1, 2004. At the end of the three-year performance period, and if the performance target is achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a restricted stock award. If the Company achieves the three-year performance target, payment of the cash portion of the award would be made in three annual installments, with the first payment being paid as of the end of the performance period and the remaining two payments to be paid in the fourth and fifth year. Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause. The portion of the award to be paid in the form of stock will be issued as of the end of the performance period. The number of shares of Company’s common stock subject to the restricted stock award shall equal the dollar amount of one-half of the LTIP award divided by the fair market value of Company’s common stock on the first date of the performance period. The restricted stock awards shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Compensation Committee of the Board of Directors, as included in the LTIP. At June 30, 2006, the Company had $1.1 million and $2.0 million accrued for the cash and restricted stock award, respectively, for a total accrual of $3.1 million under the LTIP. At December 31, 2005, the Company had $894,000 and $1.6 million accrued for the cash and restricted stock award, respectively, for a total accrual of $2.5 million under the LTIP. Accordingly, the Company included 442,663 and 448,024 shares in diluted earnings per share for the three months and six months ended June 30, 2006, respectively. There were no shares included in diluted earnings per share for the three months and six months ended June 30, 2005.

In May 2006, the Company adopted an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. Upon execution of the Adoption Agreement, the Company adopted the Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for certain key management employees.

Note 3 — Reinsurance

The Insurance Company Subsidiaries cede insurance to reinsurers under pro-rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its exposure to large losses or from hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

obligations, the Insurance Company Subsidiaries would be liable for such defaulted amounts. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other domestic insurers and reinsurers. Based upon management’s evaluation, they have concluded the reinsurance agreements entered into by the Company transfer both significant timing and underwriting risk to the reinsurer and, accordingly, are accounted for as reinsurance under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance for Short-Duration and Long-Duration Contracts.”

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

At June 30, 2006 and December 31, 2005, the Company had reinsurance recoverables for paid and unpaid losses of $206.6 million and $202.6 million, respectively. The Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 48.2% of the total recoverable for paid and unpaid losses.

The Company has historically maintained an allowance for the potential exposure to uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. The following table sets forth the Company’s exposure to uncollectible reinsurance and related allowances for the six months ending June 30, 2006 and the year ended December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005

Gross exposure	$14,134	$14,046
Collateral or other security	(2,898)	(2,749)
Allowance	(9,508)	(9,662)

Net exposure	$1,728	$1,635

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Under the workers’ compensation reinsurance treaty, reinsurers are responsible for 100% of each loss in excess of $350,000, up to $5.0 million for each claimant, on losses occurring prior to April 1, 2005. The Company increased its retention from $350,000 to $750,000, for losses occurring on or after April 1, 2005 and to $1.0 million for losses occurring on or after April 1, 2006. In addition, there is coverage for loss events involving more than one claimant up to $50.0 million per occurrence. In a loss event involving more than one claimant, the per claimant coverage is $10.0 million.

Under the core liability reinsurance treaty, the reinsurers are responsible for 100% of each loss in excess of $350,000, up to $2.0 million per occurrence on policies effective prior to June 1, 2005. The Company increased its retention from $350,000 to $500,000, for losses occurring on policies effective on or after June 1, 2005. The Company also purchased an additional $3.0 million of reinsurance clash coverage in excess of the $2.0 million to cover amounts that may be in excess of the $2.0 million policy limit, such as expenses associated with the settlement of claims or awards in excess of policy limits. Reinsurance clash coverage reinsures a loss when two or more policies are involved in a common occurrence. Effective June 1, 2006, the Company purchased a $5.0 million excess cover to support its umbrella business. This business had previously been reinsured through various semi-automatic agreements and will now be protected by one common treaty. The Company has no retention when the umbrella limit is in excess of the primary limit, but does warrant it will maintain a minimum liability of $1.0 million if the primary limit does not respond or is exhausted.

The Company has a separate treaty to cover liability specifically related to commercial trucking, where reinsurers are responsible for 100% of each loss in excess of $350,000, up to $1.0 million for losses occurring prior to December 1, 2005. The Company increased its retention from $350,000 to $500,000 for losses occurring on or after December 1, 2005. In addition, the Company purchased an additional $1.0 million of reinsurance clash coverage. The Company established a separate treaty to cover liability related to chemical distributors and repackagers, where reinsurers are responsible for 100% of each loss in excess of $500,000, up to $1.0 million, applied separately to general liability and auto liability. Additionally, the Company has a separate treaty structure to cover liability related to agricultural business. The reinsurer is responsible for 100% of each loss in excess of $500,000, up to $1.0 million for casualty losses and up to $5.0 million, for property losses occurring on or after May 1, 2006. This treaty also provides an additional $1.0 million of reinsurance clash coverage for the casualty lines.

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

At June 30, 2006 and December 31, 2005, the Company had an outstanding balance of $11.9 million and $5.0 million on the revolving line of credit, respectively.

The revolving line of credit provides for interest at a variable rate based, at the Company’s option, upon either a prime based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to the Company from subsidiaries during such period (“Adjusted EBITDA”). At June 30, 2006, the weighted average interest rate for LIBOR-based borrowings outstanding was 6.6%.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of June 30, 2006, the Company was in compliance with these covenants.

Previously, a non-insurance premium finance subsidiary of the Company maintained a line of credit with a bank. At December 31, 2005, this line of credit had an outstanding balance of $2.0 million. In May 2006, the balance of this loan was paid in full by the subsidiary and the terms of the line of credit were not renewed.

Senior Debentures

In April 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. At June 30, 2006, the interest rate was 9.17%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

In May 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. At June 30, 2006, the interest rate was 9.41%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries in December 2004. The remaining proceeds from the issuance of the senior debentures were used for general corporate purposes.

Junior Subordinated Debentures

In September 2005, Meadowbrook Capital Trust II (the “Trust II”), an unconsolidated subsidiary trust of the Company, issued $20.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $20.6 million in junior subordinated debentures, which includes the Company’s investment in the trust of $620,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

interest at the three-month LIBOR, plus 3.58%. At June 30, 2006, the interest rate was 8.91%. These debentures are callable by the Company at par beginning in October 2010.

The Company received $19.4 million in net proceeds, after the deduction of approximately $600,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense.

The Company contributed $10.0 million of the proceeds from the issuance of these debentures to its Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes.

In September 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable TPS to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. At June 30, 2006, the interest rate was 9.03%. These debentures are callable by the Company at par beginning in October 2008.

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

The Company estimates the fair value of the above mentioned junior subordinated debentures and senior debentures issued approximate the gross proceeds of cash received at the time of issuance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

In relation to the above interest rate swaps, the net interest expense incurred for the six months ended June 30, 2006, was approximately $9,000. For the three months ended June 30, 2006, the net interest income received was approximately $9,000. The total fair value of the interest rate swaps as of June 30, 2006, and December 31, 2005, was approximately $677,000 and $14,000, respectively. Accumulated other comprehensive income at June 30, 2006 and December 31, 2005, included the accumulated income on the cash flow hedge, net of taxes, of $431,100 and $9,100, respectively.

In July 2005, the Company made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, the Company loaned an additional $3.5 million to the unaffiliated insurance agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At June 30, 2006, the estimated fair value of the derivative was zero.

Note 6 — Shareholders’ Equity

At June 30, 2006, shareholders’ equity was $184.6 million, or a book value of $6.40 per common share, compared to $177.4 million, or a book value of $6.19 per common share, at December 31, 2005.

In November 2004, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. On October 28, 2005, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months, replacing its share repurchase program originally authorized in November 2004. For the six months ended June 30, 2006, the Company did not repurchase any common stock. For the year ended December 31, 2005, the Company purchased and retired 772,900 shares of common stock for a total cost of approximately $4.2 million. Of these shares, 63,000 shares for a total cost of approximately $372,000 related to the current share repurchase plan. As of June 30, 2006, the cumulative amount the Company repurchased and retired under the current share repurchase plan was 63,000 shares of common stock for a total cost of approximately $372,000. As of June 30, 2006, the Company has available up to 937,000 shares remaining to be purchased.

Note 7 — Regulatory Matters and Rating Agencies

A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Services (“OFIS”), restricts the amount of funds that may be transferred to the holding company in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At June 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2006, Star’s earned surplus position was positive $7.2 million. At December 31, 2005, Star had negative earned surplus of $7.2 million. Based upon the June 30, 2006 statutory financial statements, Star may pay a dividend of up to $7.2 million to the Company without the prior approval of OFIS. No statutory dividends were paid in 2005 or during the six months ended June 30, 2006.

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of June 30, 2006, on a statutory combined basis, the gross and net premium leverage ratios were 2.1 to 1.0 and 1.6 to 1.0, respectively.

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

At December 31, 2005, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $141.1 million at December 31, 2005, compared to the threshold requiring the minimum regulatory involvement of $74.5 million in 2005. At June 30, 2006, Star’s statutory surplus was $155.7 million.

In May 2006, the Company announced the affirmation of A.M. Best Company’s financial strength rating of B++ (Very Good) for three of its insurance company subsidiaries: Star Insurance Company (“Star”), Savers Property & Casualty Insurance Company, and Williamsburg National Insurance Company. Concurrently, A.M. Best upgraded the rating of its other insurance company subsidiary, Ameritrust Insurance Corporation, to B++ (Very Good), from B+ (Very Good). Additionally, A.M. Best upgraded the outlook for all the ratings from stable to positive. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The following tables set forth the segment results (in thousands):

	For the Six Months
	Ended June 30,
	2006	2005

Revenues
Net earned premiums	$127,638	$124,151
Management fees	9,621	8,296
Claims fees	4,451	3,518
Loss control fees	1,131	1,128
Reinsurance placement	561	439
Investment income	10,170	8,554
Net realized gains (losses)	18	(92)

Specialty risk management	153,590	145,994
Agency operations	7,139	5,942
Miscellaneous income(2)	449	96
Intersegment revenue	(916)	(1,190)

Consolidated revenue	$160,262	$150,842

Pre-tax income:
Specialty risk management	$18,632	$13,983
Agency operations(1)	2,265	1,982
Non-allocated expenses	(4,763)	(3,441)

Consolidated pre-tax income	$16,134	$12,524

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months
	Ended June 30,
	2006	2005

Revenues
Net earned premiums	$64,514	$63,364
Management fees	5,090	4,100
Claims fees	2,351	1,766
Loss control fees	593	555
Reinsurance placement	143	94
Investment income	5,140	4,470
Net realized gains	25	22

Specialty risk management	77,856	74,371
Agency operations	2,878	1,982
Miscellaneous income(2)	240	89
Intersegment revenue	(357)	(463)

Consolidated revenue	$80,617	$75,979

Pre-tax income:
Specialty risk management	$9,334	$8,583
Agency operations(1)	614	69
Non-allocated expenses	(2,277)	(1,872)

Consolidated pre-tax income	$7,671	$6,780

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the six months ended June 30, 2006 and 2005, the allocation of corporate overhead to the agency operations segment was $1.6 million and $1.7 million, respectively. For the three months ended June 30, 2006 and 2005, the allocation of corporate overhead to the agency operations segment was $771,000 and $983,000, respectively.

(2)	The miscellaneous income included in the revenue relates to miscellaneous interest income within the holding company.

The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Six Months
	Ended June 30,
	2006	2005

Holding company expenses	$(1,569)	$(1,678)
Amortization	(307)	(184)
Interest expense	(2,887)	(1,579)

	$(4,763)	$(3,441)

	For the Three Months
	Ended June 30,
	2006	2005

Holding company expenses	$(636)	$(974)
Amortization	(142)	(92)
Interest expense	(1,499)	(806)

	$(2,277)	$(1,872)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
For the Periods ended June 30, 2006 and 2005

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

Critical Accounting Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our annual report on Form 10-K as filed with the United States Securities and Exchange Commission on March 14, 2006, are those that we consider to be our critical accounting estimates. As of the three months and six months ended June 30, 2006, there have been no material changes in regard to any of our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Executive Overview

The first half of 2006 reflected an overall improvement in underwriting results in comparison to 2005. These underwriting results continue to demonstrate our commitment to strong underwriting discipline and growth of our profitable specialty programs. The improvement in net income in comparison to 2005 is indicative of our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. In addition, growth in net income is reflective of our consistent focus on growing our fee-for-service programs. As a result, our generally accepted accounting principles (“GAAP”) combined ratio improved 1.5 percentage points to 96.7% in the six months ended June 30, 2006, from 98.2% in the comparable period in 2005.

In May 2006, we announced the affirmation of A.M. Best Company’s financial strength rating of B++ (Very Good) for three of our insurance company subsidiaries: Star Insurance Company (“Star”), Savers Property & Casualty Insurance Company, and Williamsburg National Insurance Company. Concurrently, A.M. Best upgraded the rating of our other insurance company subsidiary, Ameritrust Insurance Corporation, to B++ (Very Good), from B+ (Very Good). Additionally, A.M. Best upgraded the outlook for all the ratings from stable to positive. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level.

Gross written premium was down slightly for the first half of 2006 in comparison to 2005. This slight decrease was primarily the result of a limited number of small programs we exited as they no longer met our pricing standards, as well as a reduction in audit related premiums. We are following pricing guidelines mandated by our corporate underwriting guidelines. Overall, our year-to-date rate change was relatively flat at a minus 1.7%. There have been anticipated mandatory rate decreases in workers’ compensation in some states, but for the most part those were offset by benefit changes that should lower incurred losses. We have several new programs where we have completed our due diligence process and have commenced writing policies, or will commence writing policies sometime during the remainder of this year.

Results of Operations

Net income for the six months ended June 30, 2006, was $11.0 million, or $0.37 per dilutive share, compared to net income of $8.3 million, or $0.28 per dilutive share, for the comparable period of 2005. As previously indicated, this improvement is primarily the result of our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. In addition, during 2005 we increased our retention levels on certain reinsurance treaties, which favorably impacted net earned premiums and net income for the six months ended June 30, 2006, compared to the same period in 2005. Growth in our fee-for-service programs and agency operations also contributed to the overall improvement in net income in comparison to 2005.

Revenues for the six months ended June 30, 2006, increased $9.4 million, or 6.2%, to $160.2 million, from $150.8 million for the comparable period in 2005. This increase reflects a $3.5 million, or 2.8%, increase in net earned premiums. The increase in net earned premiums is the result of our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, as well as the favorable impact from an increase in our retention levels on certain reinsurance treaties effective in 2005. Offsetting the overall increase in net earned premiums for the six months ended June 30, 2006, was a reduction in audit related premiums in comparison to 2005. The increase in revenue was also the result of an overall increase in fee-for-service revenue, primarily as a result of new managed programs. In addition, the increase in revenue reflects a $2.1 million increase in investment income, primarily the result of an increase in average invested assets and a slight increase in yield.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Six Months
	Ended June 30,
	2006	2005

Revenue:
Net earned premiums	$127,638	$124,151
Management fees	9,621	8,296
Claims fees	4,451	3,518
Loss control fees	1,131	1,128
Reinsurance placement	561	439
Investment income	10,170	8,554
Net realized gains (losses)	18	(92)

Total revenue	$153,590	$145,994

Pre-tax income
Specialty risk management operations	$18,632	$13,983

Revenues from specialty risk management operations increased $7.6 million, or 5.2%, to $153.6 million for the six months ended June 30, 2006, from $146.0 million for the comparable period in 2005.

Net earned premiums increased $3.5 million, or 2.8%, to $127.6 million in the six months ended June 30, 2006, from $124.1 million in the comparable period in 2005. This increase is primarily the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, as well as the favorable impact from an increase in our retention levels on certain reinsurance treaties. Offsetting these increases was an overall decrease in audit related premiums in comparison to 2005.

Management fees increased $1.3 million, or 16.0%, to $9.6 million for the six months ended June 30, 2006, from $8.3 million for the comparable period in 2005. This increase is primarily the result of a Florida-based program implemented in the second quarter of 2005. In addition, this increase is the result of growth in a specific New England-based program. Also contributing to the overall increase in management fees was the recognition of $250,000 in profit sharing revenue related to a specific managed program.

Claim fees increased $933,000, or 26.5%, to $4.4 million, from $3.5 million for the comparable period in 2005. This increase is primarily the result of a Nevada-based program implemented in January 2006. In addition, this increase is the result of increases in revenue related to a specific Minnesota-based program, as well as Florida-based program,which was implemented in the second quarter of 2005.

Net investment income increased $1.6 million, or 18.9%, to $10.2 million in 2006, from $8.6 million in 2005. Average invested assets increased $60.7 million, or 15.0%, to $465.5 million in 2006, from $404.8 million in 2005. The increase in average invested assets reflects cash flows from underwriting activities primarily from improved underwriting results and an increase in the duration of our reserves. The increase in the duration of our reserves reflects the impact of a public entity excess program, which was implemented at the end of 2003. This program has a longer duration than the average reserves on our remaining programs and is a larger proportion of reserves. In addition, net proceeds from capital raised in 2005 through the issuances of debentures increased average invested assets. The average investment yield for June 30, 2006, was 4.6%, compared to 4.2% for the comparable period in 2005. The current pre-tax book yield was 4.3%. The current after-tax book yield for the six months ended June 30, 2006 was 3.3%, compared to 3.1% for the comparable period in 2005. This increase is primarily the result of the shift in our investment portfolio to tax-exempt investments. The duration of the investment portfolio is 3.8 years.

Specialty risk management operations generated pre-tax income of $18.6 million for the six months ended June 30, 2006, compared to pre-tax income of $14.0 million for the comparable period in 2005. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of our controlled growth in premium volume and our continued focus on leveraging of fixed costs. The GAAP combined ratio was 96.7% for the six months ended June 30, 2006, compared to 98.2% for the same period in 2005.

Net loss and loss adjustment expenses (“LAE”) decreased $673,000, or 1.0%, to $74.2 million for the six months ended June 30, 2006, from $74.9 million for the same period in 2005. Our loss and LAE ratio improved 2.0 percentage points to 63.0% for the six months ended June 30, 2006, from 65.0% for the same period in 2005. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The improvement in the loss and LAE ratio reflects a 2.2 percentage point decrease in the change in net ultimate loss estimates for prior accident years in 2006 as compared to 2005. Development on prior accident year reserves was a reduction of $713,000, or a negative 0.6 percentage points, to net loss and LAE in 2006, compared to an addition of $2.0 million, or 1.6 percentage points in 2005. The improvement in the loss ratio for 2006 in comparison to 2005 primarily reflects improved results within a Florida-based workers’ compensation program and a medical malpractice program, offset by the non-reinsured portion of a specific property claim within a California-based agricultural program. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

Our expense ratio for the six months ended June 30, 2006 was 33.7%, compared to 33.2% for the same period in 2005. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The increase in the expense ratio in comparison to 2005 reflects a slight increase in gross external commissions as a result of a shift in our mix of business and an increase in accrued profit sharing commissions, primarily related to a California-based program. Offsetting these increases was a reduction in insurance related assessments primarily related to the guaranty fund in Florida and Nevada, as well as the impact from our continued leveraging of fixed costs.

Agency Operations

The following table sets forth the revenues and results from operations for our agency operations (in thousands):

	For the Six
	Months
	Ended June 30,
	2006	2005

Net commission	$7,139	$5,942
Pre-tax income(1)	$2,265	$1,982

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the six months ended June 30, 2006 and 2005, the allocation of corporate overhead to the agency operations segment was $1.6 million and $1.7 million, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, increased $1.2 million, or 20.1%, to $7.1 million for the six months ended June 30, 2006, from $5.9 million for the comparable period in 2005. This increase is primarily the result of the November 2005 acquisition of a Florida-based retail agency and an increase in profit sharing commissions in comparison to 2005. In addition, the agency operations experienced an increase in new business, offset by a reduction in renewal rates.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $2.3 million for the six months ended June 30, 2006, compared to $2.0 million for the comparable period in 2005. The improvement in the pre-tax margin is primarily attributable to the overall increase in commissions, noted above.

Other Items

Reserves

At June 30, 2006, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $291.1 million. We established a reasonable range of reserves of approximately $270.5 million to $307.8 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$148,704	$167,205	$158,370
Commercial Multiple Peril / General Liability	52,943	61,477	57,779
Commercial Automobile	46,994	53,344	51,179
Other	21,862	25,782	23,826

Total Net Reserves	$270,503	$307,808	$291,154

(1)	Includes Residual Markets

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the six months ended June 30, 2006 and the year ended December 31, 2005.

For the six months ended June 30, 2006, we reported a decrease in net ultimate loss estimates for accident years 2005 and prior of $713,000, or 0.3% of $271.4 million of net loss and LAE reserves at December 31, 2005. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2006 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2005 and for the six months ended June 30, 2006. The major components of this change in ultimate loss estimates are as follows (in thousands):

	Reserves at	Incurred Losses			Paid Losses			Reserves at
	December 31,	Current	Prior	Total	Current	Prior		June 30,
Line of Business	2005	Year	Years	Incurred	Year	Years	Total Paid	2006

Workers’ Compensation	$128,802	$28,287	$457	$28,744	$1,412	$24,011	$25,423	$132,123
Residual Markets	24,440	6,365	(72)	6,293	821	3,666	4,487	26,246
Commercial Multiple Peril/General Liability	52,506	11,479	(967)	10,512	(173)	5,412	5,239	57,779
Commercial Automobile	44,382	19,453	773	20,226	2,437	10,992	13,429	51,179
Other	21,293	9,318	(904)	8,414	2,207	3,674	5,881	23,826

Net Reserves	271,423	$74,902	$(713)	$74,189	$6,704	$47,755	$54,459	291,153

Reinsurance Recoverable	187,254							193,416

Consolidated	$458,677							$484,569

		Re-estimated	Development
	Reserves at	Reserves at	as a Percentage
	December 31,	June 30, 2006	of Prior Year
Line of Business	2005	on Prior Years	Reserves

Workers’ Compensation	$128,802	$129,259	0.4%
Commercial Multiple Peril/General Liability	52,506	51,539	(1.8)%
Commercial Automobile	44,382	45,155	1.7%
Other	21,293	20,389	(4.2)%

Sub-total	246,983	246,342	(0.3)%
Residual Markets	24,440	24,368	(0.3)%

Total Net Reserves	$271,423	$270,710	(0.3)%

Workers’ Compensation Excluding Residual Markets

The projected net ultimate loss estimate for the workers’ compensation line of business, excluding residual markets, increased $457,000, or 0.4% of net workers’ compensation reserves. This net overall increase reflects increases of $776,000, $524,000, $322,000, and $256,000 in accident years 2003, 1999, 1998, and 1997, respectively. These increases primarily reflect claim activity and case reserve strengthening related to a Massachusetts and a Missouri program, as well as a discontinued program in North Carolina. These increases were offset by decreases of $524,000 and $739,000 in the ultimate loss estimate for accident years 2005 and 2004, respectively. These decreases reflect better than expected experience for many of our workers’ compensation programs, including a Florida program and a Nevada program. Average severity on reported claims did not increase as much as anticipated in the prior actuarial projections so ultimate loss estimates were reduced. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril/General Liability

The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $968,000, or 1.8% of net commercial multiple peril and general liability reserves. The net decrease reflects reductions of $1.0 million and $510,000 in the ultimate loss estimates for accident years 2005 and 2004, respectively. These decreases reflect the impact of a reclassification from the general liability line of business to the commercial automobile line of business. This reclassification of $777,000 was the result of actual claims emergence on a specific claim within our public entity excess program. Prior to the actual claims emergence, the reserves for this exposure were carried in the general liability line of business as incurred but not reported (“IBNR”). These decreases also reflect better than expected claim emergence in a California and a Missouri program. These decreases were slightly offset by an increase of $310,000 in accident year 2000. This increase reflects an increase in IBNR as a result of a claim settlement. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The projected net ultimate loss estimate for the commercial automobile line of business increased $773,000, or 1.7% of net commercial automobile reserves. This increase reflects increases of $809,000, $156,000, and $145,000 in accident years 2005, 2003, and 2001, respectively. These increases reflect the impact of the reclassification as mentioned in the above commercial multiple peril and general liability section. The reserves also reflect higher than expected emergence of claim activity within two California-based programs. These increases were offset by a decrease of $507,000 in accident year 2004. This decrease reflects better than expected claim emergence within a California-based program. The change in ultimate loss estimates for all other accident years was insignificant.

Other

The projected net ultimate loss estimate for the other lines of business decreased $904,000, or 4.2% of net reserves. This net decrease reflects a reduction of $1.0 million in accident year 2004. This decrease is due to better than expected case reserve development in a medical malpractice program, offset by an increase of $352,000 in accident year 2005. The increase in accident year 2005 is the result of a claim within a specific California-based program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $72,000, or 0.3% of net reserves. This decrease reflects decreases of $657,000, $319,000, and $198,000 in accident years 2004, 2003, and 2002, respectively. Offsetting these decreases was an increase of $1.1 million in accident year 2005. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.

Salary and Employee Benefits and Other Administrative Expenses

Salary and employee benefits for the six months ended June 30, 2006, increased $961,000, or 3.7%, to $27.2 million, from $26.2 million for the comparable period in 2005. This increase primarily reflects merit increases for associates and an increase in performance and profit-based variable compensation. In addition, staffing levels for 2006 were slightly higher in comparison to 2005.

Other administrative expenses increased $1.4 million, or 10.1%, to $15.2 million, from $13.8 million for the comparable period in 2005. A portion of this increase is the result of the expenses associated with the acquisition of a Florida-based agency acquired in November 2005 and the addition of a new Nevada-based branch in March 2006. In addition, this increase in other administrative expenses is the result of information technology enhancements and various increases in other general operating expenses in comparison to 2005.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Interest Expense

Interest expense for the six months ended June 30, 2006, increased $1.3 million, or 82.8%, to $2.9 million, from $1.6 million for the comparable period in 2005. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our current lines of credit. The increase in interest expense was related to the issuance of the junior subordinated debentures in the third quarter of 2005, as well as an overall increase in the average interest rates. The average outstanding balance on our lines of credit during the six months ending June 30, 2006, was $10.0 million, compared to $10.7 million for the same period in 2005. The average interest rate, excluding the debentures, increased in 2006 to 6.6%, compared to 5.1% in 2005 as a result of increases in the underlying eurocurrency based rate.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the six months ended June 30, 2006, was $5.2 million, or 32.0% of income before taxes. For the same period last year, we reflected an income tax expense of $4.2 million, or 33.6% of income before taxes. Our effective tax rate differs from the 35% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields. Our current and deferred taxes are calculated using a 35% statutory rate.

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

At June 30, 2006, we had 346 securities that were in an unrealized loss position. These investments all had unrealized losses of less than ten percent. At June 30, 2006, ninety-seven of those investments, with an aggregate $89.3 million and $3.7 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching our conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) our ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) changes in market value considered normal in relation to overall fluctuations in interest rates.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	June 30, 2006
	Less than 12 months		Greater than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$12,832	$(278)	$22,386	$(711)	$35,218	$(989)
Obligations of states and political subdivisions	125,017	(2,868)	40,818	(1,638)	165,835	(4,506)
Corporate securities	24,888	(968)	38,669	(1,667)	63,557	(2,635)
Mortgage and asset backed securities	60,654	(1,721)	33,420	(1,592)	94,074	(3,313)

Totals	$223,391	$(5,835)	$135,293	$(5,608)	$358,684	$(11,443)

	December 31, 2005
	Less than 12 months		Greater than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$10,627	$(155)	$24,328	$(565)	$34,955	$(720)
Obligations of states and political subdivisions	64,559	(877)	24,818	(616)	89,377	(1,493)
Corporate securities	33,820	(769)	29,586	(953)	63,406	(1,722)
Mortgage and asset backed securities	58,048	(953)	20,667	(649)	78,715	(1,602)

Totals	$167,053	$(2,754)	$99,399	$(2,783)	$266,452	$(5,537)

As of June 30, 2006, gross unrealized gains and (losses) on securities were $1.7 million and ($11.4 million), respectively. As of December 31, 2005, gross unrealized gains and (losses) on securities were $3.8 million and ($5.5 million), respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Results of Operations

Net income for the three months ended June 30, 2006, was $5.4 million, or $0.18 per dilutive share, compared to net income of $4.6 million, or $0.16 per dilutive share, for the comparable period of 2005. This improvement primarily reflects our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. Growth in our fee-for-service programs and agency operations also contributed to the overall improvement in net income in comparison to 2005.

Revenues for the three months ended June 30, 2006, increased $4.6 million, or 6.1%, to $80.6 million, from $76.0 million for the comparable period in 2005. This increase reflects a $1.1 million, or 1.8%, increase in net earned premiums. The increase in net earned premiums is the result of our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. The increase in revenue was also the result of an overall increase in fee-for-service revenue, as a result of new managed programs. In addition, the increase in revenue reflects a $903,000 increase in investment income, primarily the result of an increase in average invested assets and an increase in yield.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Three Months Ended June 30,
	2006	2005

Revenue:
Net earned premiums	$64,514	$63,364
Management fees	5,090	4,100
Claims fees	2,351	1,766
Loss control fees	593	555
Reinsurance placement	143	94
Investment income	5,140	4,470
Net realized gains	25	22

Total revenue	$77,856	$74,371

Pre-tax income
Specialty risk management operations	$9,334	$8,583

Revenues from specialty risk management operations increased $3.5 million, or 4.7%, to $77.9 million for the three months ended June 30, 2006, from $74.4 million for the comparable period in 2005.

Net earned premiums increased $1.1 million, or 1.8%, to $64.5 million in the three months ended June 30, 2006, from $63.4 million in the comparable period in 2005. This increase is primarily the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy.

Management fees increased $990,000, or 24.1%, to $5.1 million for the three months ended June 30, 2006, from $4.1 million for the comparable period in 2005. This increase is primarily the result of a Florida-based program implemented in the second quarter of 2005. In addition, this increase is the result of growth in a specific New England based program. Also contributing to the overall increase in management fees was the recognition of $250,000 in profit sharing revenue related to a specific managed program.

Claim fees increased $585,000, or 33.1%, to $2.4 million, from $1.8 million for the comparable period in 2005. This increase is primarily the result of a Nevada-based program implemented in January 2006. In addition, this increase is the result of an increase in revenue related to a specific Minnesota-based program, as well as an increase in revenue related to a Florida-based program implemented in the second quarter of 2005.

Net investment income increased $670,000, or 15.0%, to $5.1 million in 2006, from $4.4 million in 2005. Average invested assets increased $59.5 million, or 14.5%, to $469.3 million in 2006, from $409.8 million in 2005. The increase in average invested assets reflects cash flows from underwriting activities primarily from improved underwriting results and an increase in the duration of our reserves. The increase in the duration of our reserves reflects the impact of a public entity excess program, which was implemented at the end of 2003. This program has a longer duration than the average reserves on our remaining programs and is a larger proportion of reserves. In addition, net proceeds from capital raised in 2005 through the issuances of debentures increased average invested assets. The average investment yield for June 30, 2006, was 4.6%, compared to 4.4% for the comparable period in 2005. The current pre-tax book yield was 4.3%. The current after-tax book yield for the three months ended June 30, 2006 was 3.3%, compared to 3.1% for the comparable period in 2005. This increase is primarily the result of the shift in our investment portfolio to tax-exempt investments. The duration of the investment portfolio is 3.8 years.

Specialty risk management operations generated pre-tax income of $9.3 million for the three months ended June 30, 2006, compared to pre-tax income of $8.6 million for the comparable period in 2005. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of our controlled growth in premium volume and our continued focus on leveraging of fixed costs. The GAAP combined ratio was 97.2% for the three months ended June 30, 2006, compared to 97.1% for the same period in 2005.

Net loss and loss adjustment expenses decreased $582,000, or 1.5%, to $37.1 million for the three months ended June 30, 2006, from $37.7 million for the same period in 2005. Our loss and LAE ratio improved 2.0 percentage points to 62.4% for the three months ended June 30, 2006, from 64.4% for the same period in 2005. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The improvement in the loss and LAE ratio reflects a 1.8 percentage point decrease in the change in net ultimate loss estimates for prior accident years in 2006 as compared to 2005. Development on prior accident year reserves was a reduction of $593,000, or a negative 0.9 percentage points, to net loss and LAE in 2006, compared to an addition of $577,000, or 0.9 percentage points in 2005. The improvement in the loss ratio for 2006 in comparison to 2005 primarily reflects improved results within a Florida-based workers’ compensation program and a medical malpractice program, offset by the non-reinsured portion of a specific property claim within a California-based agricultural program.

Our expense ratio increased 2.1 percentage points to 34.8% for the three months ended June 30, 2006, from 32.7% for the same period in 2005. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The increase in the expense ratio in comparison to 2005 reflects an increase in gross external commissions as a result of a shift in our mix of business and a change in estimated profit sharing commissions, related to our excess reinsurance on a commercial transportation program. Offsetting these increases was a reduction in insurance related assessments primarily related to the guaranty fund in Nevada, as well as the impact from our continued leveraging of fixed costs.

Agency Operations

The following table sets forth the revenues and results from operations for our agency operations (in thousands):

	For the Three Months
	Ended June 30,
	2006	2005

Net commission	$2,878	$1,982
Pre-tax income(1)	$614	$69

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended June 30, 2006 and 2005, the allocation of corporate overhead to the agency operations segment was $771,000 and $983,000, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, increased $896,000, or 45.2%, to $2.9 million for the three months ended June 30, 2006, from $2.0 million for the comparable period in 2005. This increase is primarily the result of the November 2005 acquisition of a Florida-based retail agency. In addition, the agency operations experienced an increase in new business, offset by a reduction in renewal rates.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $614,000 for the three months ended June 30, 2006, compared to $69,000 for the comparable period in 2005. The improvement in the pre-tax margin is primarily attributable to the overall increase in commissions, noted above.

Other Items

Reserves

For the three months ended June 30, 2006, we reported a decrease in net ultimate loss estimates for accident years 2005 and prior of $593,000, or 0.2% of $271.4 million of net loss and LAE reserves at December 31, 2005. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2006 and 2005.

Salary and Employee Benefits and Other Administrative Expenses

Salary and employee benefits for the three months ended June 30, 2006, increased $198,000, or 1.5%, to $13.8 million, from $13.6 million for the comparable period in 2005.

Other administrative expenses increased $1.3 million, or 20.3%, to $7.3 million, from $6.0 million for the comparable period in 2005. This increase is primarily the result of various increases in other general operating expenses in comparison to 2005. A portion of this increase is the result of the expenses associated with the November 2005 acquisition of a Florida-based agency and the addition of a new Nevada-based branch in March 2006. In addition, this increase in other administrative expenses is the result of information technology enhancements.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Interest Expense

Interest expense for the three months ended June 30, 2006, increased $693,000, or 86.0%, to $1.5 million, from $806,000 for the comparable period in 2005. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our current lines of credit. The increase in interest expense was related to the issuance of the junior subordinated debentures in the third quarter of 2005, as well as an overall increase in the average interest rates. The average outstanding balance on our lines of credit during the three months ending June 30, 2006, was $10.1 million, compared to $9.9 million for the same period in 2005. The average interest rate, excluding the debentures, increased in 2006 to 6.3%, compared to 5.4% in 2005 as a result of increases in the underlying eurocurrency based rate.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the three months ended June 30, 2006, was $2.3 million, or 30.1% of income before taxes. For the same period last year, we reflected an income tax expense of $2.3 million, or 33.2% of income before taxes. Our effective tax rate differs from the 35% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields. Our current and deferred taxes are calculated using a 35% statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds, which include both regulated and non-regulated cash flows, are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholders’ dividends, share repurchases, and debt service. Our regulated sources of funds are insurance premiums, investment income, and proceeds from the maturity and sale of invested assets. These regulated funds are used for the payment of claims, policy acquisition and other underwriting expenses, and taxes relating to the regulated portion of net income. Our non-regulated sources of funds are in the form of commission revenue, outside management fees, and intercompany management fees. These non-regulated sources of funds are used to service debt, shareholders’ dividends, share repurchases, and other operating expenses of the holding company and non- regulated subsidiaries. The following table illustrates net income, excluding interest, depreciation, and amortization, between our regulated and non-regulated subsidiaries, which reconciles to our consolidated statement of income and statement of cash flows (in thousands):

	For the Six Months
	Ended June 30,
	2006	2005

Net income	$11,000	$8,323

Regulated Subsidiaries:
Net income	$9,535	$6,370

Adjustments to reconcile net income to net cash provided by operating activities	1,057	1,493
Changes in operating assets and liabilities	8,696	18,482

Total adjustments	9,753	19,975

Net cash provided by operating activities	$19,288	$26,345

Non-regulated Subsidiaries:
Net income	$1,465	$1,953
Depreciation and amortization	1,428	1,433
Interest	2,887	1,579

Net income, excluding interest, depreciation, and amortization	5,781	4,965

Adjustments to reconcile net income to net cash used in operating activities	1,629	1,954
Changes in operating assets and liabilities	(5,333)	(7,232)

Total adjustments	(3,703)	(5,278)
Depreciation and amortization	(1,428)	(1,433)
Interest	(2,887)	(1,579)

Net cash used in operating activities	$(2,238)	$(3,325)

Consolidated total adjustments	6,050	14,697

Consolidated net cash provided by operating activities	$17,050	$23,020

	For the Three Months
	Ended June 30,
	2006	2005

Net income	$5,375	$4,580

Regulated Subsidiaries:
Net income	$4,952	$3,752

Adjustments to reconcile net income to net cash provided by operating activities	723	786
Changes in operating assets and liabilities	740	6,469

Total adjustments	1,463	7,255

Net cash provided by operating activities	$6,415	$11,007

Non-regulated Subsidiaries:
Net income	$423	$828
Depreciation and amortization	720	756
Interest	1,499	806

Net income, excluding interest, depreciation, and amortization	2,642	2,390

Adjustments to reconcile net income to net cash used in operating activities	1,052	1,109
Changes in operating assets and liabilities	(3,913)	(4,093)

Total adjustments	(2,861)	(2,984)
Depreciation and amortization	(720)	(756)
Interest	(1,499)	(806)

Net cash used in operating activities	$(2,438)	$(2,156)

Consolidated total adjustments	(1,398)	4,271

Consolidated net cash provided by operating activities	$3,977	$8,851

Consolidated cash flow provided by operations for the six months ended June 30, 2006, was $17.1 million, compared to consolidated cash flow provided by operations of $23.0 million for the comparable period in 2005.

Regulated subsidiaries’ cash flow provided by operations for the six months ended June 30, 2006, was $19.3 million, compared to $26.3 million for the comparable period in 2005. This decrease was primarily the result of timing in relation to reinsurance payments. This decrease was slightly offset as a result of improved underwriting results, lower paid losses in proportion to incurred losses, and an increase in investment income.

Non-regulated subsidiaries’ cash flow used in operations for the six months ended June 30, 2006, was $2.2 million, compared to $3.3 million for the comparable period in 2005. This decrease in cash flow used in operations was primarily the result of intercompany tax payments made in 2006 to the holding company from the regulated subsidiaries in accordance with a tax sharing agreement. There were no payments made in 2005 from the regulated subsidiaries to the holding company because of the utilization of the net operating loss carryforward in 2004.

We anticipate a temporary increase in cash outflows related to our continued investments in technology as we enhance our operating systems and controls.

Other Items

In September 2003, an unconsolidated subsidiary trust issued $10.0 million of mandatory redeemable trust preferred securities to a trust formed by an institutional investor. Contemporaneously, we issued $10.3 million in junior subordinated debentures, which includes our $310,000 investment in the trust. We received a total of $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense. We contributed $6.3 million of the proceeds to our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. The debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. As of June 30, 2006, the average interest rate was 8.81%.

In April 2004, we issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. As of June 30, 2006, the average interest rate was 8.75%. The senior debentures are callable at par after five years from the date of issuance. Associated with this transaction, we incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

In May 2004, we issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. As of June 30, 2006, the average interest rate was 8.95%. The senior debentures are callable at par after five years from the date of issuance. Associated with this transaction, we incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

We contributed $9.9 million of the proceeds from the senior debentures to our Insurance Company Subsidiaries in December 2004. The remaining proceeds from the issuance of the senior debentures were used for general corporate purposes.

In September 2005, an unconsolidated subsidiary trust issued $20.0 million of mandatory redeemable trust preferred securities to a trust formed by an institutional investor. Contemporaneously, we issued $20.6 million in junior subordinated debentures, which includes our $620,000 investment in the trust. We received a total of $19.4 million in net proceeds, after the deduction of approximately $600,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense. We contributed $10.0 million of the proceeds to our Insurance Company Subsidiaries and the remaining balance will be used for general corporate purposes. The debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. As of June 30, 2006, the average interest rate was 8.35%.

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

In relation to the above interest rate swaps, the net interest expense incurred for the six months ended June 30, 2006, was approximately $9,000. For the three months ended June 30, 2006, the net interest income received was approximately $9,000. The total fair value of the interest rate swaps as of June 30, 2006 and December 31, 2005, was approximately $677,000 and $14,000, respectively. Accumulated other comprehensive income at June 30,

2006 and December 31, 2005, included the accumulated income on the cash flow hedge, net of taxes, of $431,100 and $9,100, respectively

In November 2004, we entered into a revolving line of credit for up to $25.0 million, which expires in November 2007. We use the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, we and certain of our non-regulated subsidiaries pledged security interests in certain property and assets of named subsidiaries.

At June 30, 2006 and December 31, 2005, we had an outstanding balance of $11.9 million and $5.0 million on the new revolving line of credit, respectively.

The revolving line of credit provides for interest at a variable rate based, at our option, upon either a prime based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to us from subsidiaries during such period (“Adjusted EBITDA”). As of June 30, 2006, the average interest rate for LIBOR-based borrowings was 6.5%.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually, commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) on an annual basis, a minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of June 30, 2006, we were in compliance with these covenants.

Previously, our non-insurance premium finance subsidiary maintained a line of credit with a bank. At December 31, 2005, this line of credit had an outstanding balance of $2.0 million. In May 2006, the balance of this loan was paid in full and the terms of the line of credit were not renewed.

At June 30, 2006, shareholders’ equity was $184.6 million, or $6.40 per common share, compared to $177.4 million, or $6.19 per common share, at December 31, 2005.

In November 2004, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. On October 28, 2005, our Board of Directors authorized management to purchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months, replacing our share repurchase program originally authorized in November 2004. For the three months and six months ended June 30, 2006, we did not repurchase any common stock. For the year ended December 31, 2005, we purchased and retired a total of 772,900 shares of common stock for a total cost of approximately $4.2 million. Of these shares, 63,000 shares for a total cost of approximately $372,000 related to the current share repurchase plan. As of June 30, 2006, the cumulative amount we repurchased and retired under our current share repurchase plan was 63,000 shares of common stock for a total cost of approximately $372,000. As of June 30, 2006, we have available up to 937,000 shares remaining to be purchased.

A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Services (“OFIS”), restricts the amount of funds that may be transferred to us in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At June 30, 2006, Star’s earned surplus position was positive $7.2 million. At December 31, 2005, Star had negative earned surplus of $7.2 million. Based upon the June 30, 2006 statutory financial statements, Star may pay a dividend of up to $7.2 million without the prior approval of OFIS. No statutory dividends were paid in 2005 or during the six months ended June 30, 2006.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in relation to our contractual obligations and commitments for the three months and six months ended June 30, 2006.

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

At December 31, 2005, all of our Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $141.1 million at December 31, 2005, compared to the threshold requiring the minimum regulatory involvement of $74.5 million in 2005. At June 30, 2006, Star’s statutory surplus increased $14.6 million to $155.7 million.

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of June 30, 2006, on a statutory consolidated basis, gross and net premium leverage ratios were 2.1 to 1.0 and 1.6 to 1.0, respectively.

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

Convertible Note

In July 2005, we made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, we loaned an additional $3.5 million to the unaffiliated insurance agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At June 30, 2006, the estimated fair value of the derivative was zero.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which becomes effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting and reporting for uncertainties in the income tax law. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement, and presentation of uncertain tax positions taken or expected to be taken in an income tax return. We will commence evaluation of the impact of FIN 48, but we currently believe the adoption of FIN 48 will not have a material impact on our consolidated financial statements or disclosure requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of June 30, 2006. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At June 30, 2006, our fixed income portfolio had a modified duration of 3.78, compared to 3.38 at December 31, 2005.

At June 30, 2006, the fair value of our investment portfolio was $448.4 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. During 2005 and 2006, we continued to increase our holdings of tax-exempt securities based on our return to profitability and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2005. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Market Value	$466,349	$448,351	$430,642
Yield to Maturity or Call	3.95%	4.95%	5.95%
Effective Duration	3.85	3.94	3.92

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At June 30, 2006 and December 31, 2005, we had debentures of $55.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $559,000.

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

In addition, our revolving line of credit under which we can borrow up to $25.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At June 30, 2006, we had $11.9 million outstanding on this revolving line of credit. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $119,000. At December 31, 2005, we had $5.0 million outstanding. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $50,000.

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

As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended June 30, 2006, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is included under Note 9 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2006, which is hereby incorporated by reference.

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

For the three months ended June 30, 2006, the Company did not purchase and retire any shares of common stock. The maximum number of shares that may yet be repurchased under the Company’s current share repurchase plan is 937,000 shares, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 10, 2006, the Company held its Annual Meeting of Shareholders (“Annual Meeting”) to consider and act upon the following proposals:

(1) The election of three (3) members to the Board of Directors of the Company; and

(2) Ratification of the appointment of the Company’s independent registered public accounting firm, Ernst & Young LLP.

The following directors stood for election at the Annual Meeting: (1) Robert S. Cubbin; (2) Hugh W. Greenberg; and (3) Florine Mark. The shareholders re-elected the directors at the Annual Meeting and therefore, each shall continue in office. The vote tabulation for each director was: (1) Robert S. Cubbin — 25,447,739 in favor and 630,179 withheld; (2) Hugh W. Greenberg — 25,202,683 in favor and 875,235 withheld; and (3) Florine Mark — 25,546,739 in favor and 531,179 withheld. Other directors continuing in office after the meeting were as follows: Robert H. Naftaly, Robert W. Sturgis, Bruce E. Thal, Joseph S. Dresner, David K. Page, Merton J. Segal, and Herbert Tyner.

The shareholders ratified the appointment of Ernst & Young LLP by a vote of 25,955,974 in favor, 108,024 against and 13,920 abstained.

Item 6.	Exhibits

The following documents are filed as part of this Report:

Exhibit
No.	Description

10.1	Executive Nonqualified Excess Plan, Plan Document, effective May 1, 2006 (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on May 31, 2006).
10.2	Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K filed on May 31, 2006).
10.3	Executive Nonqualified Excess Plan, Rabbi Trust Agreement, between Meadowbrook, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company, dated March 30, 2006.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Dated: August 8, 2006

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Executive Nonqualified Excess Plan, Plan Document, effective May 1, 2006 (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on May 31, 2006).
10.2	Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K filed on May 31, 2006).
10.3	Executive Nonqualified Excess Plan, Rabbi Trust Agreement, between Meadowbrook, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company, dated March 30, 2006.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.