Form 10-Q
period 2006-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2006-11-08
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 1, 2006 was 29,053,646.

PART 1 — FINANCIAL INFORMATION

ITEM 1	Financial Statements

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands,
	except share data)

Revenues
Premiums earned
Gross	$244,557	$244,016
Ceded	(53,231)	(56,660)

Net earned premiums	191,326	187,356
Net commissions and fees	31,599	27,333
Net investment income	16,203	13,159
Net realized gains	46	31

Total revenues	239,174	227,879

Expenses
Losses and loss adjustment expenses	160,066	179,669
Reinsurance recoveries	(49,748)	(66,338)

Net losses and loss adjustment expenses	110,318	113,331
Salaries and employee benefits	41,397	39,166
Policy acquisition and other underwriting expenses	37,663	33,740
Other administrative expenses	22,142	19,868
Interest expense	4,445	2,527

Total expenses	215,965	208,632

Income before taxes and equity earnings	23,209	19,247

Federal and state income tax expense	7,215	6,250
Equity earnings (loss) of affiliates	99	(12)

Net income	$16,093	$12,985

Earnings Per Share
Basic	$0.56	$0.45
Diluted	$0.55	$0.44
Weighted average number of common shares
Basic	28,894,053	29,052,785
Diluted	29,509,892	29,363,045

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands,
	except share data)

Revenues
Premiums earned
Gross	$81,164	$82,466
Ceded	(17,476)	(19,261)

Net earned premiums	63,688	63,205
Net commissions and fees	9,612	9,200
Net investment income	5,584	4,591
Net realized gains	28	41

Total revenues	78,912	77,037

Expenses
Losses and loss adjustment expenses	52,247	61,805
Reinsurance recoveries	(16,118)	(23,336)

Net losses and loss adjustment expenses	36,129	38,469
Salaries and employee benefits	14,183	12,913
Policy acquisition and other underwriting expenses	13,059	11,947
Other administrative expenses	6,908	6,037
Interest expense	1,558	948

Total expenses	71,837	70,314

Income before taxes and equity earnings	7,075	6,723

Federal and state income tax expense	2,056	2,048
Equity earnings (loss) of affiliates	74	(13)

Net income	$5,093	$4,662

Earnings Per Share
Basic	$0.18	$0.16
Diluted	$0.17	$0.16
Weighted average number of common shares
Basic	28,884,578	28,957,369
Diluted	29,498,596	29,269,638

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Nine Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Net income	$16,093	$12,985
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	488	(4,844)
Net deferred derivative gain — hedging activity	118	—
Less: reclassification adjustment for losses included in net income	19	61

Other comprehensive income (loss), net of tax	625	(4,783)

Comprehensive income	$16,718	$8,202

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Net income	$5,093	$4,662
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	5,302	(3,633)
Net deferred derivative loss — hedging activity	(322)	—
Less: reclassification adjustment for gains included in net income	—	(18)

Other comprehensive income (loss), net of tax	4,980	(3,651)

Comprehensive income	$10,073	$1,011

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands,
	except share data)

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $477,804 and $403,947)	$476,665	$402,195
Cash and cash equivalents	24,745	58,038
Accrued investment income	5,691	4,953
Premiums and agent balances receivable, net	106,560	84,807
Reinsurance recoverable on:
Paid losses	4,229	15,327
Unpaid losses	197,192	187,254
Prepaid reinsurance premiums	22,964	24,588
Deferred policy acquisition costs	27,118	26,371
Deferred federal income taxes	15,816	16,630
Goodwill	30,802	30,802
Other assets	52,323	50,379

Total assets	$964,105	$901,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$493,641	$458,677
Unearned premiums	145,531	140,990
Debt	9,700	7,000
Debentures	55,930	55,930
Accounts payable and accrued expenses	29,531	26,667
Reinsurance funds held and balances payable	20,426	15,240
Payable to insurance companies	3,846	6,684
Other liabilities	10,043	12,791

Total liabilities	768,648	723,979

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 50,000,000 shares; 29,048,146 and 28,672,009 shares issued and outstanding	290	287
Additional paid-in capital	126,308	124,819
Retained earnings	70,341	54,248
Note receivable from officer	(859)	(859)
Accumulated other comprehensive loss	(623)	(1,130)

Total shareholders’ equity	195,457	177,365

Total liabilities and shareholders’ equity	$964,105	$901,344

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$16,093	$12,985
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	448	277
Amortization of deferred debenture issuance costs	177	116
Depreciation of furniture, equipment, and building	1,761	1,853
Net accretion of discount and premiums on bonds	1,947	1,786
Loss on sale of investments, net	30	94
Gain on sale of fixed assets	(66)	(148)
Stock-based employee compensation	118	32
Incremental tax benefits from stock options exercised	(1,386)	—
Long-term incentive plan expense	704	585
Deferred income tax expense	540	1,067
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(21,753)	(21,721)
Reinsurance recoverable on paid and unpaid losses	1,160	(27,289)
Prepaid reinsurance premiums	1,623	1,332
Deferred policy acquisition costs	(747)	(1,427)
Other assets	(1,532)	6,172
Increase (decrease) in:
Losses and loss adjustment expenses	34,963	65,137
Unearned premiums	4,541	9,010
Payable to insurance companies	(2,838)	(1,464)
Reinsurance funds held and balances payable	5,186	(2,444)
Other liabilities	2,008	2,746

Total adjustments	26,884	35,714

Net cash provided by operating activities	42,977	48,699

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(156,015)	(174,301)
Proceeds from sales and maturities of debt securities available for sale	80,182	115,196
Proceeds from sales of equity securities available for sale	—	8
Capital expenditures	(3,790)	(14,050)
Proceeds from sale of assets	—	633
Other investing activities	167	(2,284)

Net cash used in investing activities	(79,456)	(74,798)

Cash Flows From Financing Activities
Proceeds from lines of credit	12,578	6,388
Payment of lines of credit	(9,878)	(16,234)
Net proceeds from debentures	—	19,400
Book overdraft	23	1,172
Issuance of common stock	(716)	995
Share repurchases of common stock	—	(3,404)
Incremental tax benefits from stock options exercised	1,386	—
Other financing activities	(207)	(196)

Net cash provided by financing activities	3,186	8,121

Net decrease in cash and cash equivalents	(33,293)	(17,978)
Cash and cash equivalents, beginning of period	58,038	69,875

Cash and cash equivalents, end of period	$24,745	$51,897

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 2006, are not necessarily indicative of the results expected for the full year.

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

For the nine months ending September 30, 2006, total assumed written premiums were $53.8 million, of which $45.1 million, relates to assumed business the Company manages directly, and therefore, no estimation is involved. The remaining $8.7 million of assumed written premiums includes $7.7 million related to residual markets.

For the three months ending September 30, 2006, total assumed written premiums were $19.1 million, of which $17.6 million, relates to assumed business the Company manages directly. The remaining $1.5 million of assumed written premiums includes $1.1 million related to residual markets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Outstanding options of 125,221 and 619,092 for the nine months ended September 30, 2006 and 2005, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares available for issuance pursuant to stock options included in diluted earnings per share were 147,201 and 310,260 for the nine months ended September 30, 2006 and 2005, respectively. Restricted shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 468,636 for the nine months ended September 30, 2006. There were no shares related to the LTIP included in diluted earnings per share for the nine months ended September 30, 2005.

Outstanding options of 125,221 and 619,092 for the three months ended September 30, 2006 and 2005, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares available for issuance pursuant to stock options included in diluted earnings per share were 162,460 and 312,269 for the three months ended September 30, 2006 and 2005, respectively. Restricted shares related to the Company’s LTIP included in diluted earnings per share were 451,559 for the three months ended September 30, 2006. There were no shares related to the LTIP included in diluted earnings per share for the three months ended September 30, 2005.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

embedded derivative. SFAS No. 155 is effective for fiscal periods beginning after September 15, 2006. The adoption of SFAS No. 155 will not impact the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective for fiscal periods beginning after September 15, 2006. The adoption of SFAS No. 156 will not impact the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which becomes effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will evaluate the impact of SFAS No. 157, but believes the adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the recognition, on a prospective basis, of the funded status of a company’s defined benefit plan as an asset or liability. In addition, any unrecognized gains and losses or prior service costs shall be recognized as a component of accumulated other comprehensive income. SFAS No. 158 will also require additional disclosures in the notes to financial statements. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, with early application encouraged. The Company will evaluate the impact of SFAS No. 158, but believes the adoption of SFAS No. 158 will not impact its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Upon adoption of SFAS No. 123(R) on January 1, 2006, the Company was required to recognize as an expense in the financial statements all share-based payments to employees based on their fair values. SFAS No. 123(R) requires forfeitures to be estimated in calculating the expense relating to the share-based payments, as opposed to recognizing any forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123(R) requires any tax savings resulting from tax deductions in excess of compensation expense be reflected in the financial statements as a cash inflow from financing activities, rather than as an operating cash flow as in prior periods. The pro forma disclosures previously permitted under SFAS 123, are no longer an alternative to financial statement recognition. As indicated, the Company adopted the requirements of SFAS 123(R)using the modified prospective application transition method. The prospective method requires compensation expense to be recorded for all unvested stock options and restricted stock, based upon the previously disclosed SFAS 123 methodology and amounts.

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

The following is a summary of the Company’s stock option activity and related information for the nine months ended September 30, 2006:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding as of December 31, 2005	1,605,901	$5.42
Granted	—	—
Exercised	(731,366)	$3.35
Forfeited	(408,955)	$7.16

Outstanding as of September 30, 2006	465,580	$7.15

Exercisable as of September 30, 2006	396,343	$7.27

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$2.173 to $3.066	321,859	1.6	$2.69	272,979	$2.61
$3.507	17,000	1.2	$3.51	17,000	$3.51
$6.48	1,500	3.7	$6.48	—	$6.48
$10.91 to $30.45	125,221	2.0	$19.63	106,364	$19.31

	465,580	1.7	$7.15	396,343	$7.27

Compensation expense of $3,400 and $118,000 has been recorded in the three months and nine months ended September 30, 2006 under SFAS 123(R), respectively. Compensation expense of $32,000 and $61,000 was recorded in the three months and nine months ended September 30, 2005 under SFAS 148, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Results for the three months and nine months ended September 30, 2005 have not been restated. If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for the three months and nine months ending September 30, 2005 would be as follows (in thousands):

For the Nine
Months Ended
September 30, 2005

Net income, as reported	$12,985
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	21
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(161)

Pro forma net income	$12,845

Earnings per share:
Basic — as reported	$0.45
Basic — pro forma	$0.44
Diluted — as reported	$0.44
Diluted — pro forma	$0.44

For the Three
Months Ended
September 30, 2005

Net income, as reported	$4,662
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	6
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(40)

Pro forma net income	$4,628

Earnings per share:
Basic — as reported	$0.16
Basic — pro forma	$0.16
Diluted — as reported	$0.16
Diluted — pro forma	$0.16

In 2004, the Company approved the adoption of a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period with the first performance period commencing January 1, 2004. At the end of the three-year performance period, and if the performance target is achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a restricted stock award. If the Company achieves the three-year performance target, payment of the cash portion of the award would be made in three annual installments, with the first payment being paid as of the end of the performance period and the remaining two payments to be paid in the fourth and fifth year. Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause. The portion of the award to be paid in the form of stock will be issued as of the end of the performance period. The number of shares of Company’s common stock subject to the restricted stock award shall equal the dollar amount of one-half of the LTIP award divided by the fair market value of Company’s common stock on the first date of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

performance period. The restricted stock awards shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Compensation Committee of the Board of Directors, as included in the LTIP. At September 30, 2006, the Company had $1.3 million and $2.3 million accrued for the cash and restricted stock award, respectively, for a total accrual of $3.6 million under the LTIP. At December 31, 2005, the Company had $894,000 and $1.6 million accrued for the cash and restricted stock award, respectively, for a total accrual of $2.5 million under the LTIP. Accordingly, the Company included 451,559 and 468,636 shares in diluted earnings per share for the three months and nine months ended September 30, 2006, respectively. There were no shares included in diluted earnings per share for the three months and nine months ended September 30, 2005.

In May 2006, the Company adopted an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company adopted the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. At September 30, 2006, the Company had $130,000 accrued for deferred compensation.

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

At September 30, 2006 and December 31, 2005, the Company had reinsurance recoverables for paid and unpaid losses of $201.4 million and $202.6 million, respectively. The Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company customarily collateralizes reinsurance balances due

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 43.9% of the total recoverable for paid and unpaid losses.

The Company has historically maintained an allowance for the potential exposure to uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. The following table sets forth the Company’s exposure to uncollectible reinsurance on paid and unpaid balances or losses and related allowances for the nine months ending September 30, 2006 and the year ended December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005

Gross exposure	$14,711	$14,046
Collateral or other security	(3,477)	(2,749)
Allowance	(9,391)	(9,662)

Net exposure	$1,843	$1,635

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

The Company has a separate treaty to cover liability specifically related to commercial trucking, where reinsurers are responsible for 100% of each loss in excess of $350,000, up to $1.0 million for losses occurring prior to December 1, 2005. The Company increased its retention from $350,000 to $500,000 for losses occurring on or after December 1, 2005. In addition, the Company purchased an additional $1.0 million of reinsurance clash coverage. The Company established a separate treaty to cover liability related to chemical distributors and repackagers, where reinsurers are responsible for 100% of each loss in excess of $500,000, up to $1.0 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

applied separately to general liability and auto liability. This treaty was terminated on a run-off basis on August 1, 2006. The exposures are covered under the core casualty treaty for policies effective August 1, 2006 and after. Additionally, the Company has a separate treaty structure to cover liability related to agricultural business. The reinsurer is responsible for 100% of each loss in excess of $500,000, up to $1.0 million for casualty losses and up to $5.0 million, for property losses occurring on or after May 1, 2006. This treaty also provides an additional $1.0 million of reinsurance clash coverage for the casualty lines.

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

At September 30, 2006 and December 31, 2005, the Company had an outstanding balance of $9.7 million and $5.0 million on the revolving line of credit, respectively.

The revolving line of credit provides for interest at a variable rate based, at the Company’s option, upon either a prime based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to the Company from subsidiaries during such period (“Adjusted EBITDA”). At September 30, 2006, the weighted average interest rate for LIBOR-based borrowings outstanding was 6.7%.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of September 30, 2006, the Company was in compliance with these covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Previously, a non-insurance premium finance subsidiary of the Company maintained a line of credit with a bank. At December 31, 2005, this line of credit had an outstanding balance of $2.0 million. In May 2006, the balance of this loan was paid in full by the subsidiary and the terms of the line of credit were not renewed.

Senior Debentures

In April 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. At September 30, 2006, the interest rate was 9.41%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

In May 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. At September 30, 2006, the interest rate was 9.60%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries in December 2004. The remaining proceeds from the issuance of the senior debentures were used for general corporate purposes.

Junior Subordinated Debentures

In September 2005, Meadowbrook Capital Trust II (the “Trust II”), an unconsolidated subsidiary trust of the Company, issued $20.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $20.6 million in junior subordinated debentures, which includes the Company’s investment in the trust of $620,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. At September 30, 2006, the interest rate was 8.97%. These debentures are callable by the Company at par beginning in October 2010.

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

In September 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable TPS to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. At September 30, 2006, the interest rate was 9.55%. These debentures are callable by the Company at par beginning in October 2008.

The Company received $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Note 5 — Derivative Instruments

In October 2005, the Company entered into two interest rate swap transactions with LaSalle Bank (“LaSalle”) to mitigate its interest rate risk on $5.0 million and $20.0 million of the Company’s senior debentures and trust preferred securities, respectively. The Company has recognized these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as a cash flow hedge and are deemed a highly effective transaction under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and any changes in their fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is being recognized as an adjustment to interest expense.

The first interest rate swap transaction, which relates to $5.0 million of the Company’s $12.0 million issuance of senior debentures, has an effective date of October 6, 2005 and an ending date of May 24, 2009. The Company is required to make certain quarterly fixed rate payments to LaSalle calculated on a notional amount of $5.0 million, non-amortizing, based on a fixed annual interest rate of 8.925%. LaSalle is obligated to make quarterly floating rate payments to the Company referencing the same notional amount, based on the three-month LIBOR, plus 4.20%.

The second interest rate swap transaction, which relates to $20.0 million of the Company’s $20.0 million issuance of trust preferred securities, has an effective date of October 6, 2005 and an ending date of September 16, 2010. The Company is required to make quarterly fixed rate payments to LaSalle calculated on a notional amount of $20.0 million, non-amortizing, based on a fixed annual interest rate of 8.34%. LaSalle is obligated to make quarterly floating rate payments to the Company referencing the same notional amount, based on the three-month LIBOR, plus 3.58%.

In relation to the above interest rate swaps, the net interest income received for the nine months ended September 30, 2006, was approximately $27,000. For the three months ended September 30, 2006, the net interest income received was approximately $36,000. The total fair value of the interest rate swaps as of September 30, 2006, and December 31, 2005, was approximately $182,000 and $14,000, respectively. Accumulated other comprehensive income at September 30, 2006 and December 31, 2005, included the accumulated income on the cash flow hedge, net of taxes, of $118,000 and $9,100, respectively.

In July 2005, the Company made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, the Company loaned an additional $3.5 million to the unaffiliated insurance agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At September 30, 2006, the estimated fair value of the derivative was zero.

Note 6 — Shareholders’ Equity

At September 30, 2006, shareholders’ equity was $195.5 million, or a book value of $6.73 per common share, compared to $177.4 million, or a book value of $6.19 per common share, at December 31, 2005.

On October 28, 2005, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. For the nine months ended September 30, 2006, the Company did not repurchase any common stock. For the year ended December 31, 2005, the Company purchased and retired 772,900 shares of common stock for a total cost of approximately $4.2 million. Of these shares, 63,000 shares for a total cost of approximately $372,000 related to the current share repurchase plan. As of September 30, 2006, the cumulative amount the Company repurchased and retired under the current share repurchase plan was 63,000 shares of common stock for a total cost of approximately $372,000. As of September 30, 2006, the Company has available up to 937,000 shares remaining to be purchased.

Note 7 — Regulatory Matters and Rating Agencies

A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Services (“OFIS”), restricts the amount of funds that may be transferred to the holding company in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At September 30, 2006, Star’s earned surplus position was positive $10.5 million. At December 31, 2005, Star had negative earned surplus of $7.2 million. Based upon the September 30, 2006 statutory financial statements, Star may pay a dividend of up to $10.5 million to the Company without the prior approval of OFIS. No statutory dividends were paid in 2005 or during the nine months ended September 30, 2006.

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of September 30, 2006, on a statutory combined basis, the gross and net premium leverage ratios were 2.0 to 1.0 and 1.6 to 1.0, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

At December 31, 2005, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $141.1 million at December 31, 2005, compared to the threshold requiring the minimum regulatory involvement of $74.5 million in 2005. At September 30, 2006, Star’s statutory surplus was $160.9 million.

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

The following tables set forth the segment results (in thousands):

	For the Nine Months Ended September 30,
	2006	2005

Revenues
Net earned premiums	$191,326	$187,356
Management fees	14,320	12,624
Claims fees	6,746	5,317
Loss control fees	1,683	1,739
Reinsurance placement	640	563
Investment income	15,492	13,012
Net realized gains (losses)	46	(52)

Specialty risk management	230,253	220,559
Agency operations	9,540	8,859
Miscellaneous income(2)	711	230
Intersegment revenue	(1,330)	(1,769)

Consolidated revenue	$239,174	$227,879

Pre-tax income:
Specialty risk management	$27,977	$21,942
Agency operations(1)	2,462	2,669
Non-allocated expenses	(7,230)	(5,364)

Consolidated pre-tax income	$23,209	$19,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months Ended September 30,
	2006	2005

Revenues
Net earned premiums	$63,688	$63,205
Management fees	4,699	4,328
Claims fees	2,295	1,799
Loss control fees	552	611
Reinsurance placement	79	124
Investment income	5,322	4,458
Net realized gains	28	40

Specialty risk management	76,663	74,565
Agency operations	2,401	2,917
Miscellaneous income(2)	262	134
Intersegment revenue	(414)	(579)

Consolidated revenue	$78,912	$77,037

Pre-tax income:
Specialty risk management	$9,345	$7,959
Agency operations(1)	197	687
Non-allocated expenses	(2,467)	(1,923)

Consolidated pre-tax income	$7,075	$6,723

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the nine months ended September 30, 2006 and 2005, the allocation of corporate overhead to the agency operations segment was $2.3 million and $2.3 million, respectively. For the three months ended September 30, 2006 and 2005, the allocation of corporate overhead to the agency operations segment was $740,000 and $609,000, respectively.

(2)	The miscellaneous income included in the revenue relates to miscellaneous interest income within the holding company.

The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Nine Months Ended September 30,
	2006	2005

Holding company expenses	$(2,337)	$(2,560)
Amortization	(448)	(277)
Interest expense	(4,445)	(2,527)

	$(7,230)	$(5,364)

	For the Three Months Ended September 30,
	2006	2005

Holding company expenses	$(768)	$(882)
Amortization	(141)	(93)
Interest expense	(1,558)	(948)

	$(2,467)	$(1,923)

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
For the Periods ended September 30, 2006 and 2005

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

Critical Accounting Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our annual report on Form 10-K as filed with the United States Securities and Exchange Commission on March 14, 2006, are those that we consider to be our critical accounting estimates. As of the three months and nine months ended September 30, 2006, there have been no material changes in regard to any of our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Executive Overview

Our overall results for the nine months ended September 30, 2006, continued to show improvement in comparison to 2005. These results are a continued demonstration of our commitment to strong underwriting discipline and improved profitability of our specialty insurance and fee-for-service programs. The improvement in net income in comparison to 2005 is indicative of our selective growth consistent with our corporate underwriting guidelines and controls over price adequacy. As a result, our generally accepted accounting principles (“GAAP”) combined ratio improved 1.9 percentage points to 96.9% in the nine months ended September 30, 2006, from 98.8% in the comparable period in 2005.

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

Gross written premium was down slightly in comparison to 2005. This slight decrease was primarily the result of exiting a limited number of small programs that no longer met our pricing standards, therefore reducing premium volume in certain limited programs in which pricing competition dictates that we write less volume. In addition, this decrease was the result of a reduction in audit related premiums. We continue to follow pricing guidelines mandated by our corporate underwriting guidelines. Overall, our year-to-date rate change was a small decrease of 2.5%. There have been anticipated mandatory rate decreases in workers’ compensation in some states, but for the most part those were offset by benefit changes that should lower incurred losses. We have several new programs where we have completed our due diligence process and have commenced writing policies, or will commence writing policies sometime during the remainder of this year.

Results of Operations

Net income for the nine months ended September 30, 2006, was $16.1 million, or $0.55 per dilutive share, compared to net income of $13.0 million, or $0.44 per dilutive share, for the comparable period of 2005. As previously indicated, this improvement is primarily the result of our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. In addition, during 2005 we increased our retention levels on certain reinsurance treaties, which favorably impacted net earned premiums and net income for the nine months ended September 30, 2006, compared to the same period in 2005. Growth in our fee-for-service programs also contributed to the overall improvement in net income in comparison to 2005.

Revenues for the nine months ended September 30, 2006, increased $11.3 million, or 5.0%, to $239.2 million, from $227.9 million for the comparable period in 2005. This increase reflects a $4.0 million, or 2.1%, increase in net earned premiums. The increase in net earned premiums is the result of our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, as well as the favorable impact from an increase in our retention levels on certain reinsurance treaties effective in 2005. Offsetting the overall increase in net earned premiums for the nine months ended September 30, 2006, was a reduction in audit related premiums in comparison to 2005. The increase in revenue was also the result of an overall increase in fee-for-service revenue, primarily as a result of new managed programs. In addition, the increase in revenue reflects a $3.0 million increase in investment income, primarily due to an increase in average invested assets as a result of improved cashflow from favorable underwriting results and proceeds from the junior subordinated debentures issued in the third quarter of 2005. The increase in investment income is also the result of a slight increase in yield.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Nine Months Ended September 30,
	2006	2005

Revenue:
Net earned premiums	$191,326	$187,356
Management fees	14,320	12,624
Claims fees	6,746	5,317
Loss control fees	1,683	1,739
Reinsurance placement	640	563
Investment income	15,492	13,012
Net realized gains (losses)	46	(52)

Total revenue	$230,253	$220,559

Pre-tax income
Specialty risk management operations	$27,977	$21,942

Revenues from specialty risk management operations increased $9.7 million, or 4.4%, to $230.3 million for the nine months ended September 30, 2006, from $220.6 million for the comparable period in 2005.

Net earned premiums increased $4.0 million, or 2.1%, to $191.3 million in the nine months ended September 30, 2006, from $187.3 million in the comparable period in 2005. This increase is primarily the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, as well as the favorable impact from an increase in our retention levels on certain reinsurance treaties. Offsetting these increases was an overall decrease in audit related premiums in comparison to 2005.

Management fees increased $1.7 million, or 13.4%, to $14.3 million for the nine months ended September 30, 2006, from $12.6 million for the comparable period in 2005. This increase is primarily the result of a Florida-based program implemented in the second quarter of 2005. In addition, this increase is the result of growth in a specific New England-based program. Also contributing to the overall increase in management fees was the recognition of $250,000 from a profit-based revenue sharing payment related to a specific managed program.

Claim fees increased $1.4 million, or 26.9%, to $6.7 million, from $5.3 million for the comparable period in 2005. This increase is primarily the result of our 2006 entry into the self-insured workers’ compensation market in Nevada. In addition, this increase is the result of increases in revenue related to a specific Minnesota-based program, as well as a Florida-based program, which was implemented in the second quarter of 2005.

Net investment income increased $2.5 million, or 19.1%, to $15.5 million in 2006, from $13.0 million in 2005. Average invested assets increased $70.8 million, or 17.3%, to $480.8 million in 2006, from $410.0 million in 2005. The increase in average invested assets reflects cash flows from underwriting activities primarily from favorable underwriting results and an increase in the duration of our reserves. The increase in the duration of our reserves reflects the impact of our public entity excess program, which was implemented at the end of 2003. This program has a longer duration than the average reserves on our remaining programs and is a larger proportion of reserves. In addition, the $19.4 million in net proceeds received from capital raised in 2005 through the issuances of debentures increased average invested assets. The average investment yield for September 30, 2006, was 4.5%, compared to 4.3% for the comparable period in 2005. The current pre-tax book yield was 4.3%. The current after-tax book yield for the nine months ended September 30, 2006 was 3.3%, compared to 3.0% for the comparable period in 2005. This increase is primarily the result of the shift in our investment portfolio to tax-exempt investments. The duration of the investment portfolio is 3.86 years.

Specialty risk management operations generated pre-tax income of $28.0 million for the nine months ended September 30, 2006, compared to pre-tax income of $21.9 million for the comparable period in 2005. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of our controlled growth in premium volume and our continued focus on leveraging of fixed costs. The GAAP combined ratio was 96.9% for the nine months ended September 30, 2006, compared to 98.8% for the same period in 2005.

Net loss and loss adjustment expenses (“LAE”) decreased $3.0 million, or 2.7%, to $110.3 million for the nine months ended September 30, 2006, from $113.3 million for the same period in 2005. Our loss and LAE ratio improved 2.6 percentage points to 62.6% for the nine months ended September 30, 2006, from 65.2% for the same period in 2005. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The improvement in the loss and LAE ratio reflects a 3.2 percentage point decrease in the change in net ultimate loss estimates for prior accident years in 2006 as compared to 2005. Development on prior accident year reserves was a favorable $1.4 million, or a 0.8 percentage point reduction, to net loss and LAE in 2006, compared to an unfavorable $4.5 million, or an additional 2.4 percentage points in 2005. The improvement in the loss ratio for 2006 in comparison to 2005 primarily reflects improved results within the workers’ compensation and professional liability lines of business, partially offset by a single property claim within a California-based agricultural program. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

Our expense ratio for the nine months ended September 30, 2006 was 34.3%, compared to 33.6% for the same period in 2005. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The increase in our expense ratio in comparison to 2005 reflects a slight increase in gross external commissions as a result of a shift in our mix of business and a reduction in an accrual for estimated profit-based ceding commissions on an excess reinsurance treaty for a specific commercial transportation program. This decrease was the result of unfavorable loss development on a limited number of excess of loss claims from prior accident years and added $1.6 million to our expenses, or 0.9 percentage points to our expense ratio in the period. As of September 30, 2006, the remaining accrual was less than $100,000; therefore, we do not anticipate any further unfavorable adjustments. Offsetting these increases was a reduction in insurance related assessments primarily related to the guaranty fund in Florida and Nevada.

Agency Operations

The following table sets forth the revenues and results from operations for our agency operations (in thousands):

	For the Nine
	Months Ended
	September 30,
	2006	2005

Net commission	$9,540	$8,859
Pre-tax income(1)	$2,462	$2,669

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the nine months ended September 30, 2006 and 2005, the allocation of corporate overhead to the agency operations segment was $2.3 million and $2.3 million, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, increased $681,000, or 7.7%, to $9.5 million for the nine months ended September 30, 2006, from $8.8 million for the comparable period in 2005. This increase is primarily the result of the November 2005 acquisition of a Florida-based retail agency and an increase in profit sharing commissions in comparison to 2005. Offsetting these increases was a decrease in commission revenue as a result of a reduction in premium on client renewals.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $2.5 million for the nine months ended September 30, 2006, compared to $2.7 million for the comparable period in 2005. This slight decrease in pre-tax income in comparison to 2005 is primarily the result of a slight increase in operating expenses coupled with the decrease in commission revenue noted above as a result of the reduction in premium on client renewals, offset by the favorable impact from the Florida-based retail agency acquisition.

Other Items

Reserves

At September 30, 2006, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $296.4 million. We established a reasonable range of reserves of approximately $275.5 million to $313.2 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$150,483	$168,748	$160,293
Commercial Multiple Peril/General Liability	54,314	63,000	58,677
Commercial Automobile	50,292	57,164	54,792
Other	20,387	24,257	22,687

Total Net Reserves	$275,476	$313,169	$296,449

(1)	Includes Residual Markets

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the nine months ended September 30, 2006 and the year ended December 31, 2005.

For the nine months ended September 30, 2006, we reported a decrease in net ultimate loss estimates for accident years 2005 and prior of $1.4 million, or 0.5% of $271.4 million of net loss and LAE reserves at December 31, 2005. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2006 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2006 and 2005. The major components of this change in ultimate loss estimates are as follows (in thousands):

	Reserves at	Incurred Losses			Paid Losses			Reserves at
	December 31,	Current	Prior	Total	Current	Prior		September 30,
Line of Business	2005	Year	Years	Incurred	Year	Years	Total Paid	2006

Workers’ Compensation	$128,802	$43,302	$(803)	$42,499	$4,374	$32,465	$36,839	$134,462
Residual Markets	24,440	8,131	(502)	7,629	3,136	3,102	6,238	25,831
Commercial Multiple Peril/General Liability	52,506	17,607	(989)	16,618	1,111	9,336	10,447	58,677
Commercial Automobile	44,382	29,097	1,397	30,494	5,432	14,652	20,084	54,792
Other	21,293	13,620	(542)	13,078	4,642	7,042	11,684	22,687

Net Reserves	271,423	$111,757	$(1,439)	$110,318	$18,695	$66,597	$85,292	296,449

Reinsurance Recoverable	187,254							197,192

Consolidated	$458,677							$493,641

		Re-Estimated	Development
	Reserves at	Reserves at	as a Percentage
	December 31,	September 30, 2006	of Prior Year
Line of Business	2005	on Prior Years	Reserves

Workers’ Compensation	$128,802	$127,999	(0.6)%
Commercial Multiple Peril/General Liability	52,506	51,517	(1.9)%
Commercial Automobile	44,382	45,779	3.1%
Other	21,293	20,751	(2.5)%

Sub-total	246,983	246,046	(0.4)%
Residual Markets	24,440	23,938	(2.1)%

Total Net Reserves	$271,423	$269,984	(0.5)%

Workers’ Compensation Excluding Residual Markets

The projected net ultimate loss estimate for the workers’ compensation line of business, excluding residual markets, decreased $803,000, or 0.6% of net workers’ compensation reserves. This net overall decrease reflects decreases of $805,000, $1.4 million, and $339,000 in accident years 2005, 2004, and 2001, respectively. These decreases reflect better than expected experience for many of our workers’ compensation programs, including a Florida program, a Tennessee program, an Alabama program, and a Nevada program. Average severity on reported claims did not increase as much as anticipated in the prior actuarial projections so ultimate loss estimates were reduced. These decreases were offset by increases of $348,000, $659,000, $616,000, and $338,000 in the ultimate loss estimate for accident years 2003, 2002, 1998, and 1996, respectively. These increases reflect some large claim activity and case reserve strengthening primarily related to a Massachusetts program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril/General Liability

The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $989,000, or 1.9% of net commercial multiple peril and general liability reserves. The net decrease reflects reductions of $1.3 million, $414,000, and $329,000 in the ultimate loss estimates for accident years 2005, 2004, and 2003, respectively. These decreases reflect better than expected claim emergence within a California program and a Missouri program. These decreases were offset by an increase of $347,000 in accident year 2002.

This increase reflects greater than expected claim activity within a Missouri program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The projected net ultimate loss estimate for the commercial automobile line of business increased $1.4 million, or 3.1% of net commercial automobile reserves. This net overall increase reflects increases of $1.1 million, $509,000, and $258,000 in accident years 2005, 2003, and 2001, respectively. These increases reflect higher than expected emergence of claim activity within two California-based programs. These increases were offset by a decrease of $947,000 in accident year 2004. This decrease reflects better than expected claim emergence within a California-based program. The change in ultimate loss estimates for all other accident years was insignificant.

Other

The projected net ultimate loss estimate for the other lines of business decreased $542,000, or 2.5% of net reserves. This net decrease reflects a reduction of $1.2 million in accident year 2004. This decrease is due to better than expected case reserve development in a medical malpractice program, offset by an increase of $1.0 million in accident year 2005. The increase in accident year 2005 is the result of a claim within a specific California-based program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $502,000, or 2.1% of net reserves. This decrease reflects decreases of $923,000, $381,000, and $285,000 in accident years 2004, 2003 and 2002, respectively. Offsetting these decreases was an increase of $995,000 in accident year 2005. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.

Salary and Employee Benefits and Other Administrative Expenses

Salary and employee benefits for the nine months ended September 30, 2006, increased $2.2 million, or 5.7%, to $41.4 million, from $39.2 million for the comparable period in 2005. This increase primarily reflects an increase in variable compensation. In addition, this increase is the result of an increase in staffing levels, primarily as a result of the recent additions of our Florida-based retail agency and our entry into the self-insured workers’ compensation market in Nevada. Excluding those additions, overall staffing levels for 2006 were slightly higher in comparison to 2005.

Other administrative expenses increased $2.2 million, or 11.5%, to $22.1 million, from $19.9 million for the comparable period in 2005. A portion of this increase is the result of the expenses associated with the additions of our Florida-based agency and our entry into the self-insured workers’ compensation market in Nevada. As revenues increase in these two locations we expect to see margins improve. In addition, the increase in other administrative expenses is the result of information technology enhancements and various increases in other general operating expenses in comparison to 2005.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Interest Expense

Interest expense for the nine months ended September 30, 2006, increased $1.9 million, or 75.9%, to $4.4 million, from $2.5 million for the comparable period in 2005. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our current lines of credit. The increase in interest expense was related to the issuance of the junior subordinated debentures in the third quarter of 2005, as well as an overall increase in the average interest rates. The average outstanding balance on our lines of credit during the nine months ending September 30, 2006, was $10.6 million, compared to $10.4 million for the same period in 2005. The average interest rate, excluding our debentures, increased in 2006 to 6.8%, compared to 4.6% in 2005 as a result of increases in the underlying eurocurrency based rate.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the nine months ended September 30, 2006, was $7.2 million, or 31.1% of income before taxes. For the same period last year, we reflected an income tax expense of $6.3 million, or 32.5% of income before taxes. Our effective tax rate differs from the 35% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields. Our current and deferred taxes are calculated using a 35% statutory rate.

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

At September 30, 2006, we had 276 securities that were in an unrealized loss position. These investments all had unrealized losses of less than ten percent. At September 30, 2006, 132 of those investments, with an aggregate $130.0 million and $3.1 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching our conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) our ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) changes in market value considered normal in relation to overall fluctuations in interest rates.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	September 30, 2006
	Less than 12 months		Greater than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$6,252	$(21)	$27,717	$(555)	$33,969	$(576)
Obligations of states and political subdivisions	17,469	(71)	76,304	(1,163)	93,773	(1,234)
Corporate securities	7,753	(88)	54,995	(1,461)	62,748	(1,549)
Mortgage and asset backed securities	18,112	(76)	64,104	(1,564)	82,216	(1,640)

Totals	$49,586	$(256)	$223,120	$(4,743)	$272,706	$(4,999)

	December 31, 2005
	Less than 12 months		Greater than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$10,627	$(155)	$24,328	$(565)	$34,955	$(720)
Obligations of states and political subdivisions	64,559	(877)	24,818	(616)	89,377	(1,493)
Corporate securities	33,820	(769)	29,586	(953)	63,406	(1,722)
Mortgage and asset backed securities	58,048	(953)	20,667	(649)	78,715	(1,602)

Totals	$167,053	$(2,754)	$99,399	$(2,783)	$266,452	$(5,537)

As of September 30, 2006, gross unrealized gains and (losses) on securities were $3.9 million and ($5.0 million), respectively. As of December 31, 2005, gross unrealized gains and (losses) on securities were $3.8 million and ($5.5 million), respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Results of Operations

Net income for the three months ended September 30, 2006, was $5.1 million, or $0.17 per dilutive share, compared to net income of $4.7 million, or $0.16 per dilutive share, for the comparable period of 2005. This improvement primarily reflects our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. Growth in our fee-for-service programs also contributed to the overall improvement in net income in comparison to 2005.

Revenues for the three months ended September 30, 2006, increased $1.9 million, or 2.4%, to $78.9 million, from $77.0 million for the comparable period in 2005. This increase reflects a $483,000 increase in net earned premiums. The increase in net earned premiums is the result of our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. The increase in revenue was also the result of an overall increase in fee-for-service revenue, primarily as a result of new managed programs. In addition, the increase in revenue reflects a $993,000 increase in investment income, primarily due to an increase in average invested assets as a result of improved cashflow from favorable underwriting results and proceeds from the junior subordinated debentures issued in the third quarter of 2005. The increase in investment income is also the result of a slight increase in yield.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Three Months Ended September 30,
	2006	2005

Revenue:
Net earned premiums	$63,688	$63,205
Management fees	4,699	4,328
Claims fees	2,295	1,799
Loss control fees	552	611
Reinsurance placement	79	124
Investment income	5,322	4,458
Net realized gains	28	40

Total revenue	$76,663	$74,565

Pre-tax income
Specialty risk management operations	$9,345	$7,959

Revenues from specialty risk management operations increased $2.1 million, or 2.8%, to $76.7 million for the three months ended September 30, 2006, from $74.6 million for the comparable period in 2005.

Net earned premiums increased $483,000 to $63.7 million in the three months ended September 30, 2006, from $63.2 million in the comparable period in 2005.

Management fees increased $371,000, or 8.6%, to $4.7 million for the three months ended September 30, 2006, from $4.3 million for the comparable period in 2005. This increase is primarily the result of growth in a specific New England based program.

Claim fees increased $496,000, or 27.6%, to $2.3 million, from $1.8 million for the comparable period in 2005. This increase is primarily the result of our 2006 entry into the self-insured workers’ compensation market in Nevada. In addition, this increase is partially the result of an increase in revenue related to a specific Minnesota-based program.

Net investment income increased $864,000, or 19.4%, to $5.3 million in 2006, from $4.5 million in 2005. Average invested assets increased $73.4 million, or 17.8%, to $486.1 million in 2006, from $412.7 million in 2005. The increase in average invested assets reflects cash flows from underwriting activities primarily from underwriting results and an increase in the duration of our reserves. The increase in the duration of our reserves reflects the impact of our public entity excess program, which was implemented at the end of 2003. This program has a longer duration than the average reserves on our remaining programs and is a larger proportion of reserves. In addition, the $19.4 million in net proceeds received from capital raised in 2005 through the issuances of debentures increased average invested assets. The average investment yield for September 30, 2006, was 4.6%, compared to 4.5% for the comparable period in 2005. The current pre-tax book yield was 4.3%. The current after-tax book yield for the three months ended September 30, 2006 was 3.3%, compared to 3.0% for the comparable period in 2005. This increase is primarily the result of the shift in our investment portfolio to tax-exempt investments. The duration of the investment portfolio is 3.86 years.

Specialty risk management operations generated pre-tax income of $9.3 million for the three months ended September 30, 2006, compared to pre-tax income of $8.0 million for the comparable period in 2005. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of our controlled growth in premium volume and our continued focus on leveraging of fixed costs. The GAAP combined ratio was 97.2% for the three months ended September 30, 2006, compared to 99.8% for the same period in 2005.

Net loss and loss adjustment expenses decreased $2.3 million, or 6.1%, to $36.1 million for the three months ended September 30, 2006, from $38.4 million for the same period in 2005. Our loss and LAE ratio improved 3.8 percentage points to 61.7% for the three months ended September 30, 2006, from 65.5% for the same period in 2005. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The improvement in the loss and LAE ratio reflects a 5.0 percentage point decrease in the change in net ultimate loss estimates for prior accident years in 2006 as compared to 2005. Development on prior accident year reserves was a favorable $726,000, or a 1.1 percentage point reduction, to net loss and LAE in 2006, compared to an unfavorable $2.5 million, or an additional 3.9 percentage points in 2005. The improvement in the loss ratio for 2006 in comparison to 2005 primarily reflects improved results within the workers’ compensation and professional liability lines of business, partially offset by the non-reinsured portion of a single property claim within a California-based agricultural program.

Our expense ratio increased 1.2 percentage points to 35.5% for the three months ended September 30, 2006, from 34.3% for the same period in 2005. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The increase in the expense ratio in comparison to 2005 reflects a slight increase in gross external commissions as a result of a shift in our mix of business and a reduction in an accrual for estimated profit-based ceding commissions on an excess reinsurance treaty for a specific commercial transportation program. This decrease was the result of unfavorable loss development on a limited number of excess of loss claims from prior accident years and added $794,000 to our expenses, or 1.3 percentage points to our expense ratio in the period. As of September 30, 2006, the remaining accrual was less than $100,000; therefore, we do not anticipate any further unfavorable adjustments.

Agency Operations

The following table sets forth the revenues and results from operations for our agency operations (in thousands):

	For the Three
	Months Ended
	September 30,
	2006	2005

Net commission	$2,401	$2,917
Pre-tax income(1)	$197	$687

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended September 30, 2006 and 2005, the allocation of corporate overhead to the agency operations segment was $740,000 and $609,000, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, decreased $516,000, or 17.7%, to $2.4 million for the three months ended September 30, 2006, from $2.9 million for the comparable period in 2005. This decrease is primarily the result of a reduction in premium on client renewals. Offsetting this decrease is an increase in agency commission revenue as a result of the November 2005 acquisition of a Florida-based retail agency.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $197,000 for the three months ended September 30, 2006, compared to $687,000 for the comparable period in 2005. This decrease in pre-tax income in comparison to 2005 is primarily the result of the decrease in commission revenue noted above as a result of the reduction in premium on client renewals, offset by the favorable impact from the Florida-based retail agency acquisition.

Other Items

Reserves

For the three months ended September 30, 2006, we reported a decrease in net ultimate loss estimates for accident years 2005 and prior of $726,000, or 0.3% of $271.4 million of net loss and LAE reserves at December 31,

2005. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2006 and 2005.

Salary and Employee Benefits and Other Administrative Expenses

Salary and employee benefits for the three months ended September 30, 2006, increased $1.3 million, or 9.8%, to $14.2 million, from $12.9 million for the comparable period in 2005. This increase is primarily the result of the recent additions of our Florida-based retail agency and our entry into the self-insured workers’ compensation market in Nevada. Excluding those additions, overall staffing levels in 2006 were slightly higher in comparison to 2005. In addition, this increase is the result of a slight increase in variable compensation in comparison to 2005.

Other administrative expenses increased $871,000, or 14.4%, to $6.9 million, from $6.0 million for the comparable period in 2005. This increase is primarily the result of various increases in other general operating expenses in comparison to 2005, primarily as a result of the recent additions of our Florida-based retail agency and our entry into the self-insured workers’ compensation market in Nevada. As revenues increase in these two locations we expect to see margins improve. In addition, this increase in other administrative expenses is the result of information technology enhancements.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Interest Expense

Interest expense for the three months ended September 30, 2006, increased $610,000, or 64.4%, to $1.6 million, from $948,000 for the comparable period in 2005. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our current lines of credit. The increase in interest expense was related to the issuance of the junior subordinated debentures in the third quarter of 2005, as well as an overall increase in the average interest rates. The average outstanding balance on our lines of credit during the three months ending September 30, 2006, was $10.1 million, compared to $9.8 million for the same period in 2005. The average interest rate, excluding our debentures, increased in 2006 to 6.6%, compared to 4.9% in 2005 as a result of increases in the underlying eurocurrency based rate.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the three months ended September 30, 2006, was $2.1 million, or 29.1% of income before taxes. For the same period last year, we reflected an income tax expense of $2.0 million, or 30.5% of income before taxes. Our effective tax rate differs from the 35% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields. Our current and deferred taxes are calculated using a 35% statutory rate.

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

	For the Nine Months
	Ended September 30,
	2006	2005

Net income	$16,093	$12,985

Regulated Subsidiaries:
Net income	$14,501	$9,463

Adjustments to reconcile net income to net cash provided by operating activities	2,440	2,634
Changes in operating assets and liabilities	26,292	34,464

Total adjustments	28,732	37,098

Net cash provided by operating activities	$43,233	$46,561

Non-regulated Subsidiaries:
Net income	$1,592	$3,522
Depreciation and amortization	2,209	2,129
Interest	4,445	2,527

Net income, excluding interest, depreciation, and amortization	8,247	8,178

Adjustments to reconcile net income to net cash (used in) provided by operating activities	1,832	3,027
Changes in operating assets and liabilities	(3,681)	(4,411)

Total adjustments	(1,848)	(1,384)
Depreciation and amortization	(2,209)	(2,129)
Interest	(4,445)	(2,527)

Net cash (used in) provided by operating activities	$(256)	$2,138

Consolidated total adjustments	26,884	35,714

Consolidated net cash provided by operating activities	$42,977	$48,699

	For the Three Months
	Ended September 30,
	2006	2005

Net income	$5,093	$4,662

Regulated Subsidiaries:
Net income	$4,966	$3,093

Adjustments to reconcile net income to net cash provided by operating activities	1,383	1,141
Changes in operating assets and liabilities	17,596	15,981

Total adjustments	18,979	17,122

Net cash provided by operating activities	$23,945	$20,215

Non-regulated Subsidiaries:
Net income	$127	$1,569
Depreciation and amortization	781	697
Interest	1,558	948

Net income, excluding interest, depreciation, and amortization	2,466	3,214

Adjustments to reconcile net income to net cash provided by operating activities	203	1,073
Changes in operating assets and liabilities	1,652	2,821

Total adjustments	1,855	3,894
Depreciation and amortization	(781)	(697)
Interest	(1,558)	(948)

Net cash provided by operating activities	$1,982	$5,463

Consolidated total adjustments	20,834	21,016

Consolidated net cash provided by operating activities	$25,927	$25,678

Consolidated cash flow provided by operations for the nine months ended September 30, 2006, was $42.9 million, compared to consolidated cash flow provided by operations of $48.7 million for the comparable period in 2005.

Regulated subsidiaries’ cash flow provided by operations for the nine months ended September 30, 2006, was $43.2 million, compared to $46.6 million for the comparable period in 2005. This decrease was primarily the result of timing in relation to reinsurance payments. This decrease was slightly offset as a result of improved underwriting results, lower paid losses in proportion to incurred losses, and an increase in investment income.

Non-regulated subsidiaries’ cash flow used in operations for the nine months ended September 30, 2006, was $256,000, compared to cash flow provided by operations of $2.1 million for the comparable period in 2005. This decrease in cash flow was primarily the result of intercompany tax payments made in 2006 to the holding company from the regulated subsidiaries in accordance with a tax sharing agreement. There were no payments made in 2005 from the regulated subsidiaries to the holding company because of the utilization of the net operating loss carryforward in 2004.

We anticipate a temporary increase in cash outflows related to our continued investments in technology as we enhance our operating systems and controls. We believe these temporary increases will not affect our liquidity, debt covenants, or other key financial measures.

Other Items

In September 2003, an unconsolidated subsidiary trust issued $10.0 million of mandatory redeemable trust preferred securities to a trust formed by an institutional investor. Contemporaneously, we issued $10.3 million in junior subordinated debentures, which includes our $310,000 investment in the trust. We received a total of

$9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense. We contributed $6.3 million of the proceeds to our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. The debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. As of September 30, 2006, the average interest rate was 9.06%.

In April 2004, we issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. As of September 30, 2006, the average interest rate was 8.93%. The senior debentures are callable at par after five years from the date of issuance. Associated with this transaction, we incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

In May 2004, we issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. As of September 30, 2006, the average interest rate was 9.13%. The senior debentures are callable at par after five years from the date of issuance. Associated with this transaction, we incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

We contributed $9.9 million of the proceeds from the senior debentures to our Insurance Company Subsidiaries in December 2004. The remaining proceeds from the issuance of the senior debentures were used for general corporate purposes.

In September 2005, an unconsolidated subsidiary trust issued $20.0 million of mandatory redeemable trust preferred securities to a trust formed by an institutional investor. Contemporaneously, we issued $20.6 million in junior subordinated debentures, which includes our $620,000 investment in the trust. We received a total of $19.4 million in net proceeds, after the deduction of approximately $600,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense. We contributed $10.0 million of the proceeds to our Insurance Company Subsidiaries and the remaining balance will be used for general corporate purposes. The debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. As of September 30, 2006, the average interest rate was 8.54%.

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

The first interest rate swap transaction, which relates to $5.0 million of our $12.0 million issuance of senior debentures, has an effective date of October 6, 2005 and an ending date of May 24, 2009. We are required to make certain quarterly fixed rate payments to LaSalle calculated on a notional amount of $5.0 million, non-amortizing, based on a fixed annual interest rate of 8.925%. LaSalle is obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR, plus 4.20%.

The second interest rate swap transaction, which relates to $20.0 million of our $20.0 million issuance of trust preferred securities, has an effective date of October 6, 2005 and an ending date of September 16, 2010. We are required to make quarterly fixed rate payments to LaSalle calculated on a notional amount of $20.0 million, non-amortizing, based on a fixed annual interest rate of 8.34%. LaSalle is obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR, plus 3.58%.

In relation to the above interest rate swaps, the net interest income received for the nine months ended September 30, 2006, was approximately $27,000. For the three months ended September 30, 2006, the net interest income received was approximately $36,000. The total fair value of the interest rate swaps as of September 30, 2006 and December 31, 2005, was approximately $182,000 and $14,000, respectively. Accumulated other comprehensive income at September 30, 2006 and December 31, 2005, included the accumulated income on the cash flow hedge, net of taxes, of $118,000 and $9,100, respectively

In November 2004, we entered into a revolving line of credit for up to $25.0 million, which expires in November 2007. We use the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, we and certain of our non-regulated subsidiaries pledged security interests in certain property and assets of named subsidiaries.

At September 30, 2006 and December 31, 2005, we had an outstanding balance of $9.7 million and $5.0 million on the new revolving line of credit, respectively.

The revolving line of credit provides for interest at a variable rate based, at our option, upon either a prime based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to us from subsidiaries during such period (“Adjusted EBITDA”). As of September 30, 2006, the average interest rate for LIBOR-based borrowings was 6.7%.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually, commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) on an annual basis, a minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of September 30, 2006, we were in compliance with these covenants.

Previously, our non-insurance premium finance subsidiary maintained a line of credit with a bank. At December 31, 2005, this line of credit had an outstanding balance of $2.0 million. In May 2006, the balance of this loan was paid in full and the terms of the line of credit were not renewed.

At September 30, 2006, shareholders’ equity was $195.5 million, or $6.73 per common share, compared to $177.4 million, or $6.19 per common share, at December 31, 2005.

On October 28, 2005, our Board of Directors authorized management to purchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. For the three months and nine months ended September 30, 2006, we did not repurchase any common stock. For the year ended December 31, 2005, we purchased and retired a total of 772,900 shares of common stock for a total cost of approximately $4.2 million. Of these shares, 63,000 shares for a total cost of approximately $372,000 related to the current share repurchase plan. As of September 30, 2006, the cumulative amount we repurchased and retired under our current share repurchase plan was 63,000 shares of common stock for a total cost of approximately $372,000. As of September 30, 2006, we have available up to 937,000 shares remaining to be purchased.

A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Services (“OFIS”), restricts the amount of funds that may be transferred to us in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At September 30, 2006, Star’s earned surplus position was positive $10.5 million. At December 31, 2005, Star had negative earned surplus of $7.2 million. Based upon the September 30, 2006 statutory financial statements, Star may pay a dividend of up to

$10.5 million without the prior approval of OFIS. No statutory dividends were paid in 2005 or during the nine months ended September 30, 2006.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in relation to our contractual obligations and commitments for the three months and nine months ended September 30, 2006.

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

At December 31, 2005, all of our Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $141.1 million at December 31, 2005, compared to the threshold requiring the minimum regulatory involvement of $74.5 million in 2005. At September 30, 2006, Star’s statutory surplus increased $19.8 million to $160.9 million.

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of September 30, 2006, on a statutory consolidated basis, gross and net premium leverage ratios were 2.0 to 1.0 and 1.6 to 1.0, respectively.

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

Convertible Note

In July 2005, we made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, we loaned an additional $3.5 million to the unaffiliated insurance agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At September 30, 2006, the estimated fair value of the derivative was zero.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective for fiscal periods beginning after September 15, 2006. The adoption of SFAS No. 155 will not impact our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective for fiscal periods beginning after September 15, 2006. The adoption of SFAS No. 156 will not impact our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which becomes effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We will evaluate the impact of SFAS No. 157, but believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the recognition, on a prospective basis, of the funded status of a company’s defined benefit plan as an asset or liability. In addition, any unrecognized gains and losses or prior service costs shall be recognized as a component of accumulated other comprehensive income. SFAS No. 158 will also require additional disclosures in the notes to financial statements. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, with early application encouraged. We will evaluate the impact of SFAS No. 158, but believe the adoption of SFAS No. 158 will not impact our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of September 30, 2006. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At September 30, 2006, our fixed income portfolio had a modified duration of 3.86, compared to 3.38 at December 31, 2005.

At September 30, 2006, the fair value of our investment portfolio was $476.7 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. During 2005 and 2006, we continued to increase our holdings of tax-exempt securities based on our return to profitability and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2005. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Market Value	$495,530	$476,665	$457,759
Yield to Maturity or Call	3.53%	4.53%	5.53%
Effective Duration	3.80	3.92	3.91

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At September 30, 2006 and December 31, 2005, we had debentures of $55.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $559,000.

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

In addition, our revolving line of credit under which we can borrow up to $25.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At September 30, 2006, we had $9.7 million outstanding on this revolving line of credit. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $97,000. At December 31, 2005, we had

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

As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended September 30, 2006, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is included under Note 9 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2006, which is hereby incorporated by reference.

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

For the three months ended September 30, 2006, the Company did not purchase and retire any shares of common stock. The maximum number of shares that may yet be repurchased under the Company’s current share repurchase plan is 937,000 shares, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
Senior Vice President and
Chief Financial Officer

Dated: November 8, 2006

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.