Form 10-K
period 2006-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2007-03-13
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2006 was $239,895,685. As of March 2, 2007, there were 29,525,165 shares of the Company’s common stock ($.01 par value) outstanding.
Documents Incorporated by Reference
      Certain portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting scheduled for May 9, 2007 are incorporated by reference into Part III of this report.

MEADOWBROOK INSURANCE GROUP, INC.
PART I

Item 1.	Business
The Company
      Meadowbrook Insurance Group, Inc. (“We,” “Our,” or “Us”) (NYSE: MIG) is a holding company organized as a Michigan corporation in 1985. We were formerly known as Star Holding Company and in November 1995, upon acquisition of Meadowbrook, Inc. (“Meadowbrook”), we changed our name. Meadowbrook was founded in 1955 as Meadowbrook Insurance Agency and was subsequently incorporated in Michigan in 1965.
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
      Pursuant to Financial Accounting Standards Board Interpretation Number (“FIN”) 46(R), we do not consolidate our subsidiaries, Meadowbrook Capital Trust I and II (the “Trusts”), as they are not variable interest entities and we are not the primary beneficiary of the Trusts. Our consolidated financial statements, however, include the equity earnings of the Trusts. In addition and in accordance with FIN 46(R), we do not consolidate our subsidiary American Indemnity Insurance Company, Ltd. (“American Indemnity”). While we and our subsidiary Star are the common shareholders, neither are the primary beneficiaries of American Indemnity. Our consolidated financial statements, however, include the equity earnings of American Indemnity.
Significant Acquisitions

•	November 1, 2005, we acquired Insurance & Benefit Consultants (“IBC”) of Sarasota, Florida. IBC is a retail agency specializing in group and individual health insurance products and personal financial planning services.

•	In August 1999, we acquired the assets of TPA Associates, Inc., all the outstanding stock of TPA Insurance Agency, Inc., and Preferred Insurance Agency, Inc., and approximately ninety-four percent of the outstanding stock of Preferred Insurance Company, Ltd. (“PICL”) (collectively, “TPA”). TPA is a program-oriented risk management company that provides risk management services to self-insured clients, manages alternative risk management programs, and performs underwriting, policy issuance and loss control services for an unaffiliated insurance company. In January 2002, we purchased the remaining six percent minority interest of PICL.

•	In July 1998, we acquired Florida Preferred Administrators, Inc. (“Florida Preferred”), a third party administrator, and Southeastern Holding Corporation, a holding company for Ameritrust Insurance Corporation (“Ameritrust”), both of which are domiciled in Sarasota, Florida. In December 2002, Southeastern Holding Corporation was dissolved and Ameritrust became a wholly owned subsidiary of Star. Florida Preferred provides a broad range of risk management services for Ameritrust.

•	In July 1997, we acquired Crest Financial Corporation (“Crest”), a California-based holding company, which formerly owned Williamsburg National Insurance Company (“Williamsburg”). Crest provides risk management services primarily to Williamsburg. On December 31, 1999, Williamsburg became a wholly owned subsidiary of Star.

•	In November 1996, we acquired Association Self Insurance Services, Inc. (“ASI”) of Montgomery, Alabama, which is a full service risk management operation focused on insurance pools and trust funds whose services include claims administration and handling, loss control and prevention, managed

MEADOWBROOK INSURANCE GROUP, INC.

care, and policy issuance. ASI’s operations were consolidated with Meadowbrook’s existing operations in Montgomery, Alabama.

•	In July 1990, we acquired Savers Property and Casualty Insurance Company (“Savers”).
Employees
      At March 1, 2007, we employed approximately 660 associates to service our clients and provide management services to our Insurance Operations as defined below. We believe we have good relationships with our employees.
Overview
      We are a full-service risk management organization which focuses on niche or specialty program business and risk management solutions for agents, brokers, professional and trade associations, pools, trusts, and small to medium-sized insureds. Our programs are primarily on a regional basis with a single line of business within a program. Within the workers’ compensation line of business we have a regional focus in New England, Florida, and Nevada. Within the commercial auto and commercial multiple peril we have a regional focus in California. Our fee-for-service business is also on a regional basis with an emphasis in the Midwest and southeastern regions, as well as the self-insured market in Nevada. Our corporate strategy emphasizes a regional focus and diverse sources of revenue between underwritten premiums, service fee revenue, and commissions. This allows us to leverage fixed costs without sacrificing pricing of our insurance premiums. Currently, we manage over $700 million in gross written premiums.
      We were founded in 1955 as a retail insurance agency. We earn commission revenue through the operation of our retail property and casualty insurance agencies, located in Michigan, California, and Florida. Our Michigan-based retail insurance agency operations are consistently ranked as a leading business insurance agency in Michigan and the United States.
      Since 1976, we have specialized in providing risk management solutions for our clients. By forming risk-sharing partnerships, we align our financial objectives with our clients. By utilizing our products and services, small to medium-sized client groups gain access to more sophisticated risk management techniques previously available only to larger corporations. This enables our clients to control insurance costs and potentially turn risk management into a profit center. By having their capital at risk, our clients are motivated to reduce exposure and share in the underwriting profits and investment income derived from their risk management plan.
      Based upon the particular risk management goals of our clients and our assessment of the opportunity for operating profit, we offer solutions on a managed basis, a risk-sharing basis, or a fully-insured basis, in response to a specific market opportunity. In a managed program, we earn service fee revenue by providing management and other services to a client’s risk-bearing entity, but generally do not share in the operating results. In a risk-sharing program, we share the operating results with the client through a reinsurance agreement with a captive or rent-a-captive. The captive and rent-a-captive structures are licensed reinsurance companies and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” In risk-sharing programs, we derive revenue from net earned premiums, fee-for-service revenue and commissions, and investment income. In addition, we may benefit from the fees our risk management subsidiary earns for services we perform on behalf of our Insurance Company Subsidiaries. These fees are eliminated upon consolidation. However, the fees associated with the captive’s portion of the program are reimbursed through a ceding commission. In a fully-insured program, we provide insurance products without a risk-bearing mechanism and derive revenue from net earned premiums and investment income.

MEADOWBROOK INSURANCE GROUP, INC.
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
      We remain committed to our underwriting discipline and selectivity, and will continue to focus on improving profitability within our specialty insurance and fee-based programs. We continue to move towards our long-term target of a return on beginning equity of 14% to 16%. We believe we can achieve a bottom line annual growth rate of 15% or better over the long-term. During 2007, we expect gross written premium to grow by $45.0 million to $55.0 million. However, we will not sacrifice price adequacy to gain market share. This anticipated growth will come from new programs implemented in 2005 and 2006. Improving productivity is also an important factor in achieving our long-term return on equity goals. We continue to review our business processes, which may include those of our agents and clients, to determine how we can use technology, training, and other best practices to reduce frictional costs associated with processing our business. If we make it easy for our clients to process business, we will create a higher level of customer service, loyalty, and satisfaction.
Company Segments

Agency Operations
      We earn commission revenue through the operation of our retail property and casualty insurance agencies, located in Michigan, California, and Florida. Our agency operations produce commercial, personal lines, life, and accident and health insurance, with more than fifty unaffiliated insurance carriers. The agency produces an immaterial amount of business for our affiliated Insurance Company Subsidiaries.
      In total, our agency operations generated commissions of $12.3 million, $11.3 million, and $9.8 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

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
      In addition to premium revenue and investment income from our net retained portion of the operating results, we may also be compensated through the receipt of fees for policy issuance services and acquisition costs, captive administration, reinsurance placement, loss prevention services, and claims administrative and handling services. In addition, we may benefit from the fees our risk management subsidiary earns for services we perform on behalf of our Insurance Company Subsidiaries. These fees are eliminated upon consolidation. However, the fees associated with the captive’s portion of the program are reimbursed through a ceding commission. For financial reporting purposes, ceding commissions are treated as a reduction in underwriting expenses.
      Our experience has been that the number of claims and the cost of losses tend to be lower in risk-sharing programs than with traditional forms of insurance. We believe that client risk-sharing motivates participants to focus on loss prevention, risk control measures and adherence to stricter underwriting guidelines.

MEADOWBROOK INSURANCE GROUP, INC.
      The following schematic illustrates the basic elements in many of our client risk-sharing programs.
CAPTIVE RISK-SHARING STRUCTURE

(1)	We account for transactions with these risk-sharing clients as reinsurance under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Clients.”
     The captive’s shareholders, which may or may not include the insured, and its board of directors make the decision to form the captive or terminate the captive, based upon either their own analysis or the analysis performed by an independent third party consultant they hire. The shareholders of the captive make the decision whether to invest and how much to invest in the captive. This decision may be based upon advice from third party consultants.
      The agent of the business will make the decision to submit the risk to the insurance company for underwriting and the policyholders make the decision to purchase the quoted policy.
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

MEADOWBROOK INSURANCE GROUP, INC.
      The captives are generally capitalized with common stock and may use preferred stock in isolated instances. The captive’s variability is: (1) created based upon the experience of their portion of business directly written through our Insurance Company Subsidiaries and ceded to the captive on a quota share basis; and (2) absorbed by the captive’s shareholders.
      In general, the captive’s common and/or preferred shareholders are either the agents or producers of the business, a sponsoring group or association, a group of policyholders, a policyholder, or a general agent. The captive’s shareholders are not related parties of ours pursuant to either SFAS No. 57, Related Party Disclosures, or paragraph 16 of FIN 46(R).
      By design, the capital base of the captive is structured to absorb the projected losses of the program, and the captive’s shareholders bear the risk of loss. We protect ourselves from potential credit risk related to reinsurance recoverables from the captive by a collateral requirement included within a trust agreement equal to a multiple of the estimated reserves for losses and unearned premiums. In addition, we monitor the capital adequacy and financial leverage ratios of the captive to mitigate future credit risk.
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

Description of Major Specialty Risk Management Services
      Our risk management subsidiary provides the following services to our fee-for-service clients and to our Insurance Company Subsidiaries for a fee. The fees associated with services provided to our Insurance Company Subsidiaries are eliminated upon consolidation. The costs associated with these services are charged to our insureds in the form of premiums.
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
      Underwriting Risk Selection and Policy Issuance. Through our risk management subsidiary, we perform underwriting services for our Insurance Company Subsidiaries that meet our corporate underwriting guidelines. We maintain substantially all ultimate underwriting authority and monitor compliance with our corporate underwriting guidelines through a periodic underwriting audit process and with a system of internal control procedures. Our underwriting personnel help develop the proper criteria for selecting risks, while actuarial and reinsurance personnel evaluate and recommend the appropriate levels of rate and risk retention.

MEADOWBROOK INSURANCE GROUP, INC.
The program is then tailored according to the requirements and qualifications of each client. With managed programs, we may perform underwriting services based upon the profile of the specific program for a fee.
      Claims Administration and Handling. Through our risk management subsidiary, we provide substantially all claims management and handling services for workers’ compensation and most other casualty lines, such as property, professional liability, and general liability. Our claims handling standards are set by our corporate claims department and are monitored through self-audits, corporate claim audits, internal controls, and other executive oversight reports. We handle substantially all claims functions for the majority of the programs we manage. Our involvement in claims administration and handling provides feedback to program managers in assessing the client’s risk environment and the overall structure of the program.
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
      Administration of Risk-Bearing Entities. We generate fee revenue by assisting in the formation and administration of risk-bearing entities for clients and agents. We currently provide administrative services for over fourteen captives and/or rent-a-captives and hold an insignificant minority interest in two of these captives. These services are provided by our subsidiaries in Bermuda and Barbados.
      Reinsurance Placement. Through our reinsurance intermediary subsidiary, Meadowbrook Intermediaries, Inc., we earn commissions by placing excess-of-loss reinsurance and insurance coverage with high deductibles for insurance companies, captives, and self-insured programs we manage. Reinsurance is also placed for clients who do not have other business relationships with us.
      Sales, Marketing, and Public Relations. We market our programs and services to associations, professional and trade groups, local, regional and national insurance agents, and insurance consultants. Sales and marketing efforts include personal contact through independent agents, direct mail, telemarketing, association publications/newsletters, advertising, internet-based marketing including our corporate website (www.meadowbrook.com), and subsidiary branch/division websites. We access or manage a range of distribution systems and regional agency networks on a program-specific basis.
      We also participate in seminars, trade and industry conventions such as Target Markets Program Administrators Association, American Association of Managing General Agents, American Society of Association Executives, Self Insurance Institute of America, National Association of Professional Surplus Lines Offices, Public Risk Management Association, and various individual state independent agent associations.
      In 2000, we launched our Advantage System (“Advantage”). Advantage is an internet-based business processing system for quoting and binding workers’ compensation insurance policies. In addition to reducing our internal administrative processing costs, Advantage enhances underwriting practices by automating risk selection criteria.
Insurance Operations
      Our Insurance Company Subsidiaries issue insurance policies. Through our Insurance Company Subsidiaries, we engage in specialty risk management programs where we assume underwriting risks in exchange for premium. Our Insurance Company Subsidiaries primarily focus on specialty programs designed specifically for trade groups and associations, whose members are homogeneous in nature. Members are typically small-to-medium sized businesses. Our programs focus on select classes of property and casualty business which, through our due diligence process, we believe have demonstrated a fundamentally sound prospect for generating underwriting profits. We occasionally do offer our programs on a multi-state basis; but more generally, our programs operate on a regional or state-specific basis. We maintain underwriting

MEADOWBROOK INSURANCE GROUP, INC.
authority through our regional offices based upon underwriting guidelines set forth by our corporate underwriting department, which we monitor through underwriting audits and a series of executive underwriting and rate monitor reports. We avoid geographic concentration of risks that might lead to natural or intentionally caused catastrophic events. We also handle the majority of our claims through our regional offices based upon standards set forth by our corporate claims office and monitored through a series of self-audits and corporate claims audit, internal control audits, and executive claims monitoring reports. American Indemnity and PICL, which offer clients captive or rent-a-captive options, complement our Insurance Company Subsidiaries.
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
      Our Insurance Company Subsidiaries are authorized to write business, on either an admitted or surplus lines basis, in all fifty states. Our Insurance Company Subsidiaries primarily offer workers’ compensation, commercial multiple peril, general liability, inland marine, and other liability coverages. For the year ended December 31, 2006, the workers’ compensation line of business accounted for 35.9%, 39.9%, and 42.4% of gross written premiums, net written premiums, and net earned premiums, respectively.
      Within 2001, 2000, and 1999, we eliminated a limited group of unprofitable programs that were not aligned with our historic and present business strategy. The uncertainty of future reserve development on these discontinued programs has been reduced as a result of aggressive claims handling and reserve strengthening. However, while we believe we have adequate reserves, there can be no assurances that there will not be additional losses in the future relating to these programs. Outstanding reserves related to these discontinued programs as of December 31, 2006 and 2005, were $5.6 million and $7.4 million, respectively.
      In May 2006, we announced the affirmation of A.M. Best Company’s financial strength rating of B++ (Very Good) for three of our insurance company subsidiaries: Star, Savers, and Williamsburg. Concurrently, A.M. Best upgraded the rating of our other insurance company subsidiary, Ameritrust, to B++ (Very Good), from B+ (Very Good). Additionally, A.M. Best upgraded the outlook for all the ratings from stable to positive. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level.

MEADOWBROOK INSURANCE GROUP, INC.
      The following table summarizes gross written premiums, net written premiums, and net earned premiums for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 (in thousands):

Gross Written Premiums	2006	2005	2004	2003	2002

Workers’ Compensation	$118,794	$133,732	$146,982	$141,456	$104,822
Commercial Multiple Peril	94,355	85,978	71,715	48,091	33,072
Inland Marine	12,837	12,467	10,925	9,758	8,886
Other Liability	20,001	16,167	15,248	10,473	10,442
Other Commercial Auto Liability	59,308	59,144	48,070	26,902	9,894
Surety Bonds	80	89	42	5	2,998
All Other Lines	25,497	24,632	20,511	16,595	13,523

Total	$330,872	$332,209	$313,493	$253,280	$183,637

Net Written Premiums	2006	2005	2004	2003	2002

Workers’ Compensation	$104,846	$117,287	$122,896	$111,572	$90,979
Commercial Multiple Peril	67,504	59,870	46,351	36,628	22,375
Inland Marine	1,271	1,690	1,630	1,500	1,587
Other Liability	12,384	8,004	7,568	6,278	4,296
Other Commercial Auto Liability	52,950	49,122	37,762	19,599	9,125
Surety Bonds	—	30	11	73	119
All Other Lines	23,713	22,131	17,743	14,177	11,314

Total	$262,668	$258,134	$233,961	$189,827	$139,795

Net Earned Premiums	2006	2005	2004	2003	2002

Workers’ Compensation	$108,085	$119,423	$117,914	$93,324	$80,795
Commercial Multiple Peril	63,138	54,829	43,701	26,075	23,462
Inland Marine	1,528	1,727	1,628	1,556	1,716
Other Liability	10,433	8,072	6,416	4,849	9,325
Other Commercial Auto Liability	49,341	45,373	29,274	12,940	17,548
Surety Bonds	6	5	38	73	97
All Other Lines	22,389	20,530	15,522	12,388	12,440

Total	$254,920	$249,959	$214,493	$151,205	$145,383

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

MEADOWBROOK INSURANCE GROUP, INC.
      The following table shows the development of reserves for unpaid losses and loss adjustment expenses (“LAE”) from 1997 through 2006 for our Insurance Company Subsidiaries including PICL, and the deconsolidation impact of American Indemnity.
      Due to our adoption of SFAS 113, the bottom portion of the table shows the impact of reinsurance for the years 1997 through 2006, reconciling the net reserves shown in the upper portion of the table to gross reserves.
Analysis of Loss and Loss Adjustment Expense Development(1)

	Years Ended December 31,

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

					(In thousands)
Reserves for losses and LAE at end of period	$60,786	$84,254	$127,500	$172,862	$198,653	$193,116	$192,019	$226,996	$271,423	$302,655
Deconsolidation of subsidiary		(147)	(1,425)	(3,744)	(5,572)	(2,973)	(2,989)
Adjusted reserves for losses and LAE at end of period	$60,786	$84,107	$126,075	$169,118	$193,081	$190,143	$189,030	$226,996	$271,423	$302,655
Cumulative paid as of
1 year	31,368	39,195	54,928	70,952	77,038	78,023	71,427	79,056	83,271
2 years later	47,313	56,763	90,416	115,669	130,816	122,180	118,729	124,685
3 years later	56,848	76,776	116,001	146,548	157,663	151,720	145,279
4 years later	65,517	85,447	132,995	160,673	176,172	167,288
5 years later	68,138	93,009	139,939	171,992	186,847
6 years later	72,063	96,739	146,997	179,010
7 years later	74,002	101,433	150,514
8 years later	76,421	104,225
9 years later	78,363
Reserves re-estimated as of end of year:
1 year	69,012	98,587	146,213	182,976	199,171	193,532	193,559	231,880	268,704
2 years later	73,591	106,487	144,453	186,191	205,017	196,448	203,394	227,462
3 years later	74,009	102,075	152,630	189,632	207,379	202,126	205,650
4 years later	77,771	104,017	156,997	190,305	211,394	203,738
5 years later	78,490	106,668	158,287	196,158	213,802
6 years later	80,084	109,038	159,449	199,520
7 years later	80,626	110,541	161,376
8 years later	81,282	112,340
9 years later	82,299
Net cumulative deficiency:
Dollars	$(21,513)	$(28,233)	$(35,301)	$(30,402)	$(20,721)	$(13,595)	$(16,620)	$(466)	$2,719
Percentage	(35.4)%	(33.6)%	(28.0)%	(18.0)%	(10.7)%	(7.1)%	(8.8)%	(0.2)%	1.0%
Net reserves	60,786	84,107	126,075	169,118	193,081	190,143	189,030	226,996	271,423	302,655
Ceded reserves	38,193	64,590	101,744	168,962	195,943	181,817	147,446	151,161	187,254	198,422
Gross reserves	98,979	148,697	227,819	338,080	389,024	371,960	336,476	378,157	458,677	501,077

Net re-estimated	82,299	112,340	161,376	199,520	213,802	203,738	205,650	227,462	268,704
Ceded re-estimated	62,366	108,578	178,470	260,673	284,885	254,290	243,502	205,843	205,476
Gross re-estimated	144,665	220,918	339,846	460,193	498,687	458,028	449,152	433,305	474,180

Gross cumulative deficiency	$(45,686)	$(72,221)	$(112,027)	$(122,113)	$(109,663)	$(86,068)	$(112,676)	$(55,148)	$(15,503)

(1)	In accordance with FIN 46(R), we performed an evaluation of our business relationships and determined our wholly owned subsidiary, American Indemnity, did not meet the tests for consolidation, as neither us, nor our subsidiary Star, are the primary beneficiaries of American Indemnity. Therefore, effective January 1, 2004, we deconsolidated American Indemnity on a prospective basis in accordance with the provisions of FIN 46(R). Accordingly, we have adjusted the reserves and development within the above table. The adoption of FIN 46(R) and the deconsolidation of American Indemnity did not have a material impact on our consolidated balance sheet or consolidated statement of income.

MEADOWBROOK INSURANCE GROUP, INC.
     The following table sets forth the difference between generally accepted accounting principles (“GAAP”) reserves for loss and loss adjustment expenses and statutory reserves for loss and loss adjustment expenses at December 31, (in thousands):

	2006	2005

GAAP reserves for losses and LAE	$501,077	$458,677
Reinsurance recoverables for unpaid losses	(198,422)	(187,254)
Allowances against reinsurance recoverables**	(1,041)	(1,080)
Non-regulated foreign insurance subsidiary; PICL***	(1,273)	(1,230)

Statutory reserves for losses and LAE	$300,341	$269,113

*	For the year ended December 31, 2006, we reported an increase of $15.5 million in gross ultimate loss estimates for accident years 2005 and prior, or 3.4% of $458.7 million of gross losses and LAE reserves at January 1, 2006. We reported a $2.7 million decrease in net ultimate losses and LAE estimates for accident years 2005 and prior, or 1.0% of $271.4 million. The change in gross ultimate loss estimates for accident years 2005 and prior is greater than the change in net ultimate loss estimates as a result of gross development on a small number of large workers’ compensation claims.

**	The GAAP allowance for reinsurance recoverables is reported as a Schedule F penalty or a non-admitted asset for statutory accounting.

***	PICL offers clients captive or rent-a-captive options. It is not a domestic insurance company and, therefore, is not included in the combined statutory financial statements filed with the National Association of Insurance Commissioners and state regulators.
     As a result of favorable development on prior accident years’ reserves, the provision for losses and loss adjustment expenses decreased by $2.7 million for calendar year 2006. As a result of adverse development on prior accident years’ reserves, the provision for losses and loss adjustment expenses increased by $4.9 million and $4.5 million in calendar years 2005 and 2004, respectively.
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

MEADOWBROOK INSURANCE GROUP, INC.
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
Insurance Regulation Concerning Change or Acquisition of Control
      Star, Savers, Williamsburg and Ameritrust are domestic property and casualty insurance companies organized under the insurance laws (the “Insurance Codes”) of Michigan, Missouri, California, and Florida, respectively. The Insurance Codes provide that acquisition or change of control of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a “Form A”) containing information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. In Michigan, Missouri, California, and Florida, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing ten percent or more of the voting securities of the company.
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
Membership in Insolvency Funds and Associations and Mandatory Pools
      Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written

MEADOWBROOK INSURANCE GROUP, INC.
by a member in that state. Assessments from insolvency funds were $288,000, $664,000, and $784,000, respectively, for 2006, 2005, and 2004. Most of these payments are recoverable through future policy surcharges and premium tax reductions.
      Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may adversely affect us. Total assessments paid to all such facilities were $2.9 million, $3.0 million, and $2.3 million, respectively, for 2006, 2005, and 2004.
Restrictions on Dividends and Risk-Based Capital
      The information required by this item is incorporated by reference to Note 8 — Regulatory Matters and Rating Issues of the Notes to the Consolidated Financial Statements and the Regulatory and Rating Issues section within Item 7, Management’s Discussion and Analysis.
Effect of Federal Legislation
      The Terrorism Risk Insurance Act of 2002 (“TRIA”) established a program under which the United States federal government will provide governmental support for businesses that suffer damages from certain acts of international terrorism. In December 2005 under the Terrorism Risk Extension Act of 2005, TRIA was modified and extended through December 31, 2007. TRIA serves as an additional high layer of reinsurance against losses that may arise from a domestic incident by foreign groups. The impact to us resulting from TRIA is minimal as we do not underwrite risks that are considered targets for terrorism; avoid concentration of exposures in both property and workers’ compensation; and have terrorism coverage included in our reinsurance treaties to cover the most likely exposure.
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
Available Information
      Our Internet address is www.meadowbrook.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership (Forms 3, 4, and 5), and any amendments to those reports, as soon as reasonable practicable after we electronically file such material with, or furnished to, the United States Securities and Exchange Commission (“SEC”). You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 101 F Street, NW, Washington D.C., 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains reports, proxy statements, and other information that we file at www.sec.gov. Our SEC reports can also be accessed through the investor relations section of our website. The

MEADOWBROOK INSURANCE GROUP, INC.
information found on our website is not part of this or any other report we file with, or furnished to the SEC. The Charters of the Nominating and Governance Committee, the Compensation Committee, the Audit Committee, the Finance Committee, and the Investment Committee of our Board of Directors, are also available on our website, or available in print to any shareholder who requests this information. In addition, our Corporate Governance Guidelines, Code of Conduct, and our Business Conduct Policy are available on our website, or in print to any shareholder who requests this information.
Corporate Governance Listing Standards
      On June 1, 2006, the Company submitted to the New York Stock Exchange a certificate signed by its Chief Executive Officer certifying that he was not aware of any violation by the Company of New York Stock Exchange’s corporate governance listing standards.

Item 1A.	Risk Factors

If our reserves for losses and loss adjustment expenses are not adequate, we will have to increase our reserves, which would result in reductions in net income, retained earnings, and statutory surplus, along with ability to pay dividends.
      We establish reserves for losses and expenses related to the adjustment of losses under the insurance policies we write. We determine the amount of these reserves based on our best estimate and judgment of the losses and costs we will incur on existing insurance policies. Our Insurance Company Subsidiaries obtain an annual statement of opinion from an independent actuary firm on these reserves. While we believe our reserves are adequate, we base these reserves on assumptions about past and future events. The following factors could have a substantial impact on our future loss experience:

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

MEADOWBROOK INSURANCE GROUP, INC.

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

We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and as a result, could adversely affect our business, results of operations and financial condition.
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

MEADOWBROOK INSURANCE GROUP, INC.
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

MEADOWBROOK INSURANCE GROUP, INC.
realized losses. If these securities are sold, future net investment income may be reduced if we are unable to reinvest in securities with similar yields.

Because our investment portfolio consists primarily of fixed income securities, our investment income could suffer as a result of fluctuations in interest rates and market conditions.
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
      Our articles of incorporation allow our Board of Directors to issue one or more classes or series of preferred stock with voting rights, preferences and other privileges as our Board of Directors may determine. Also, we have adopted a shareholder rights plan which if triggered would significantly dilute the stock ownership percentage of anyone who acquires more than fifteen percent of our shares without the approval of our Board of Directors. The existence of our shareholder rights plan and the possible issuance of preferred

MEADOWBROOK INSURANCE GROUP, INC.
shares could adversely affect the holders of our common stock and could prevent, delay or defer a change of control.
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
      Our ability to write business is most influenced by our rating from A.M. Best. A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders. Currently, our rating from A.M. Best is B++ (Very Good) with a positive outlook for Star Insurance Company, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation. A positive outlook is placed on a company’s rating if its financial and market trends are favorable, relative to its current rating level. We believe as a result of our improved balance sheet and operating performance our rating will remain at least at its current level, if not at an upgraded level. However, there can be no assurance that A.M. Best will not change its rating in the future. A rating downgrade from A.M. Best could materially adversely affect the business we write and our results of operations.

Most states assess our Insurance Company Subsidiaries to provide funds for failing insurance companies and those assessments could be material.
      Our Insurance Company Subsidiaries are subject to assessments in most states where we are licensed for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written by a member in that state. We cannot predict with certainty the amount of future assessments. Significant assessments could have a material adverse effect on our financial condition and results of operations.

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

MEADOWBROOK INSURANCE GROUP, INC.
other necessary business functions. Likewise, a security breach of our computer systems could also interrupt or damage our operations or harm our reputation in the event confidential customer information is disclosed to third-parties. Either of these circumstances could have a material adverse effect upon our financial condition, operations or reputation.

Managing technology initiatives and obtaining the efficiencies anticipated with technology implementation may present significant challenges.
      While technological enhancements and initiatives can streamline several business processes and ultimately reduce the costs of operations, these initiatives can present short-term costs and implementation risks. Projections of associated costs, implementation timelines, and the benefits of the enhancements may be inaccurate and could escalate over time. In addition, there could be risks associated with not achieving the anticipated efficiencies with technology implementation that could adversely impact our results of operations.

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
Item 3.  Legal Proceedings
      We are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, we have established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with SFAS No. 5, “Accounting for Contingencies,” if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable, an accrual is provided for the costs to resolve these claims in our consolidated financial statements. Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income. With the assistance of outside counsel, we adjust such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, we do not expect the outcome of the claims, lawsuits and proceedings to which we are subject to, either individually, or in the aggregate, will have a material adverse effect on our

MEADOWBROOK INSURANCE GROUP, INC.
financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.
Item 4.  Submission of Matters to a Vote of Security Holders
      None.

MEADOWBROOK INSURANCE GROUP, INC.
PART II
Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Shareholder Information
Corporate Headquarters
26255 American Drive
Southfield, MI 48034-6112
Phone: (248) 358-1100

Independent Registered
Public Accounting Firm
Ernst & Young LLP
Detroit, MI

Corporate Counsel
Howard & Howard Attorneys, P.C.
Bloomfield Hills, MI	Transfer Agent & Registrar LaSalle Bank National Association Corporate Trust Shareholder Services P.O. Box 3319 South Hackensack, NJ 07606-1919 Stock Listing New York Stock Exchange Symbol: MIG	Annual Meeting The Annual Meeting of Meadowbrook Shareholders will be held at: 2:00 p.m. May 9, 2007 Corporate Headquarters 26255 American Drive Southfield, MI
Shareholder Relations and Form 10-K
      A copy of our 2006 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Investor Relations Department at our corporate headquarters, or contact:

Karen M. Spaun, Senior Vice President and Chief Financial Officer
(248) 204-8178 karen.spaun@meadowbrook.com

Holly A. Moltane, Director of External Financial Reporting
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
      LaSalle Bank National Association 1-800-442-8134
Share Price and Dividend Information
      The following table sets forth for the periods indicated, the high and low closing sale prices of our common shares as reported on the NYSE Composite Tape, and quarterly dividends paid for the years ended:

December 31, 2006	High	Low	Dividends

First Quarter	$7.00	$5.63	—
Second Quarter	8.91	6.68	—
Third Quarter	11.83	8.32	—
Fourth Quarter	12.48	8.78	—

December 31, 2005	High	Low	Dividends

First Quarter	$5.89	$4.98	—
Second Quarter	5.53	5.02	—
Third Quarter	5.72	5.05	—
Fourth Quarter	6.77	5.31	—

MEADOWBROOK INSURANCE GROUP, INC.
      For additional information regarding dividend restrictions, refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis.
      When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations and our overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its subsidiaries. We did not receive any dividends from our Insurance Company Subsidiaries in 2006 or 2005.
Shareholders of Record
      As of March 2, 2007, there were approximately 267 shareholders of record of our common stock. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.
Issuer Repurchases of Common Stock
      During the year ended December 31, 2006, we did not purchase any of our securities.

MEADOWBROOK INSURANCE GROUP, INC.
Performance Graph
      The following graph sets forth, for the five year period ended December 31, 2006, the cumulative total stockholder return for the Company’s common stock, the Russell 2000 Index, and a Peer Group index. The graph assumes the investment of $100 on December 31, 2001 in Common Stock of the Company, the Russell 2000 Index, and a Peer Group index. The stock price performance represented on the following graph is not necessarily indicative of future stock price performance.
      The performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be deemed to be incorporated by reference into any future filing of the Company under the Securities Exchange Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference into such filing.
Comparison of Five Year Cumulative Total Return

	Period Ending

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Meadowbrook Insurance Group, Inc.	100.00	124.62	212.56	250.75	293.47	496.98

Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47

SNL $500M-$1B Insurance Asset-Size Index	100.00	108.29	150.14	182.54	165.27	180.87

MEADOWBROOK INSURANCE GROUP, INC.
Item 6.  Selected Financial Data
MEADOWBROOK INSURANCE GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,

	2006	2005	2004	2003	2002

		(In thousands, except per share and
		ratio data)
Income Statement Data:
Gross written premiums	$330,872	$332,209	$313,493	$253,280	$183,637
Net written premiums	262,668	258,134	233,961	189,827	139,795
Net earned premiums	254,920	249,959	214,493	151,205	145,383
Net commissions and fees	41,172	35,916	40,535	45,291	37,581
Net investment income	22,075	17,975	14,911	13,484	13,958
Net realized gains	69	167	339	823	666
Gain on sale of subsidiary	—	—	—	—	199
Total revenue	318,236	304,017	270,278	210,803	197,787
Net losses and LAE(1)	146,293	151,542	135,938	98,472	98,734
Policy acquisition and other underwriting expenses(1)	50,479	44,439	33,424	23,606	33,573
Other administrative expenses	29,414	27,183	25,964	23,232	22,612
Salaries and employee benefits	54,569	51,331	52,297	48,238	37,659
Interest expense	5,976	3,856	2,281	977	3,021
Gain on debt reduction	—	—	—	—	(359)
Income before income taxes and equity earnings	31,505	25,666	20,374	16,278	2,547
Equity earnings of affiliates	128	1	39	3	—
Net income	22,034	17,910	14,061	10,099	1,650
Earnings per share — Diluted	$0.75	$0.60	$0.48	$0.35	$0.08
Balance Sheet Data:
Total investments and cash and cash equivalents	$527,600	$460,233	$402,156	$324,235	$286,050
Total assets	969,000	901,344	801,696	692,266	674,839
Loss and LAE reserves	501,077	458,677	378,157	339,465	374,933
Debt	7,000	7,000	12,144	17,506	32,497
Debentures	55,930	55,930	35,310	10,310	—
Shareholders’ equity	201,693	177,365	167,510	155,113	147,395
Book value per share	$6.93	$6.19	$5.76	$5.34	$4.98
Other Data:
GAAP ratios (insurance companies only):
Net loss and LAE ratio	62.3%	65.2%	67.9%	70.1%	72.1%
Expense ratio	34.5%	33.5%	33.5%	34.3%	36.5%
Combined ratio	96.8%	98.7%	101.4%	104.4%	108.6%
Statutory combined ratio	96.3%	97.9%	101.2%	101.9%	109.7%

(1)	Both the loss and loss adjustment expense ratios are calculated based upon unconsolidated insurance company operations. The following table sets forth the intercompany fees, which are eliminated upon consolidation.

MEADOWBROOK INSURANCE GROUP, INC.
Unconsolidated GAAP data — Ratio Calculation Table:

	For the Years Ended December 31,

	2006	2005	2004	2003	2002

Net earned premiums	$254,920	$249,959	$214,493	$151,205	$145,383
Consolidated net losses and LAE	$146,293	$151,542	$135,938	$98,472	$98,734
Intercompany claim fees	12,553	11,523	9,691	7,514	6,154

Unconsolidated net losses and LAE	$158,846	$163,065	$145,629	$105,986	$104,888

GAAP net loss and LAE ratio	62.3%	65.2%	67.9%	70.1%	72.1%
Consolidated policy acquisition and other underwriting expenses	$50,479	$44,439	$33,424	$23,606	$33,573
Intercompany administrative and other underwriting fees	37,442	39,231	38,359	28,296	19,445

Unconsolidated policy acquisition and other underwriting expenses	$87,921	$83,670	$71,783	$51,902	$53,018

GAAP expense ratio	34.5%	33.5%	33.5%	34.3%	36.5%
GAAP combined ratio	96.8%	98.7%	101.4%	104.4%	108.6%
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
      Since 2003, we have issued $30.9 million and $25.0 million in junior subordinated debentures and senior debentures, respectively. We received a total of $53.3 million in net proceeds from the issuances of these debentures, of which $26.2 was contributed to the surplus of our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. These debentures are callable after five years from the date of issuance. With the five year period approaching in 2008 for the junior subordinated debentures issued in 2003, we will be reviewing the capital strategy associated with refinancing at lower costs through debentures or equity.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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
      We categorize our programs into three categories: managed, risk-sharing, and fully insured. With managed programs, we earn service fee revenue by providing management and other services to a client’s risk-bearing entity, but generally do not share in the operating results. With risk-sharing programs, we share the operating results with the client through a reinsurance agreement with a captive or rent-a-captive. The captive and rent-a-captive structures are licensed reinsurance companies, which have a self-sustaining integrated set of activities and assets, and are in the reinsurance business for the purpose of providing a return to their investors, who are the shareholders (“primary beneficiaries”) of the captive company. These primary beneficiaries have their own equity at risk, decision making authority, and the ability to absorb losses and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” In addition to premium revenue and investment income from our net retained portion of the operating results, we may also be compensated through the receipt of ceding commissions and other fees for policy issuance services and acquisition costs, captive administration, reinsurance placement, loss prevention services, and claims administrative and handling services. In addition, we may benefit from the fees our risk management subsidiary earns for services we perform on behalf of our Insurance Company Subsidiaries. These fees are eliminated upon consolidation. However, the fees associated with the captive’s portion of the program are reimbursed through a ceding commission. For financial reporting purposes, ceding commissions are treated as a reduction in underwriting expenses. With fully insured programs, we provide our insurance products without a risk-bearing mechanism and derive revenue from net earned premiums and investment income. Fully insured programs are generally developed in response to a specific market opportunity and when we believe there is potential to evolve into a risk-sharing mechanism.

Agency Operations
      We earn commission revenue through the operation of our retail property and casualty insurance agencies, located in Michigan, California, and Florida. The agency operations produce commercial, personal lines, life, and accident and health insurance, for more than fifty unaffiliated insurance carriers. The agency produces an immaterial amount of business for our affiliated Insurance Company Subsidiaries.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      In recent years, we have derived our revenue from the following sources (in thousands):

	For the Years Ended December 31,

	2006	2005	2004

Revenues
Net earned premiums	$254,920	$249,959	$214,493
Management fees	18,714	16,741	16,253
Claims fees(1)	8,776	7,113	13,207
Loss control fees	2,216	2,260	2,174
Reinsurance placement	735	660	420
Investment income	21,115	17,692	14,887
Net realized gains	69	85	339

Specialty risk management	306,545	294,510	261,773
Agency operations	12,285	11,304	9,805
Miscellaneous income(2)	960	365	24
Intersegment revenue	(1,554)	(2,162)	(1,324)

Consolidated revenue	$318,236	$304,017	$270,278

(1)	During 2004, we accelerated the recognition of $3.5 million in deferred claim revenue, as a result of an earlier than anticipated termination of two limited duration administrative services and multi-state claims run-off contracts. These contracts had been terminated by the liquidator for the companies during the third quarter of 2004. Had the contract not been terminated, we would have received additional claims fee revenue for continued claims handling services.

(2)	The miscellaneous income included in the revenue relates to interest income within the holding company.
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
      We establish a liability for losses and LAE, which represent case base estimates of reported unpaid losses and LAE and actuarial estimates of incurred but not reported losses (“IBNR”) and LAE. Such liabilities, by necessity, are based upon estimates and, while we believe the amount of our reserves is adequate, the ultimate liability may be greater or less than the estimate. As of December 31, 2006 and 2005, we have accrued $501.1 million and $458.7 million of gross loss and LAE reserves, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      The following table sets forth our gross and net reserves for losses and LAE based upon an underlying source of data, at December 31, 2006 (in thousands):

	Case	IBNR	Total

Direct	$181,884	$227,864	$409,748
Assumed-Directly Managed(1)	17,777	41,264	59,041
Assumed-Residual Markets(2)	9,242	16,855	26,097
Assumed-Retroceded	1,281	227	1,508
Assumed-Other	3,031	1,652	4,683

Gross	213,215	287,862	501,077
Less Ceded	90,038	108,384	198,422

Net	$123,177	$179,478	$302,655

(1)	Directly managed represents business managed and processed by our underwriting, claims, and loss control departments, utilizing our internal systems and related controls.

(2)	Residual markets represent mandatory pooled workers’ compensation business based upon an individual company’s market share by state.
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
      The following table sets forth our net case and IBNR reserves for losses and LAE by line of business at December 31, 2006 (in thousands):

	Net Case	Net IBNR	Total

Workers’ Compensation	$60,882	$76,231	$137,113
Residual Markets	9,242	16,856	26,098
Commercial Multiple Peril/ General Liability	21,340	41,716	63,056
Commercial Automobile	24,555	30,087	54,642
Other	7,158	14,588	21,746

Total	$123,177	$179,478	$302,655

      When a claim is reported to one of our Insurance Company Subsidiaries, for the majority of claims, our claims personnel within our risk management subsidiary will establish a case reserve for the estimated amount of the ultimate payment for a majority of our claims. The amount of the reserve is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim, and

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
the policy provisions relating to the type of losses. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims person. Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments, new information or periodic reviews of the claims.
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
      The key assumptions we use in our selection of ultimate reserves include underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2006 and 2005.

Reinsurance Recoverables
      Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR losses and LAE. Such recoverables, by necessity, are based upon estimates. Reinsurance does not legally discharge us from our legal liability to our insureds, but it does make the assuming reinsurer liable to us to the extent of the reinsurance ceded. Instead of being netted against the appropriate liabilities, ceded unearned premiums and reinsurance recoverables on paid and unpaid losses and LAE are reported separately as assets in our consolidated balance sheets. Reinsurance recoverable balances are also subject to credit risk associated with the particular reinsurer. In our selection of reinsurers, we continually evaluate their financial stability. While we believe our reinsurance recoverables are collectible, the ultimate recoverable may be greater or less than the amount accrued. At December 31, 2006 and 2005, reinsurance recoverables on paid and unpaid losses were $202.7 million and $202.6 million, respectively.
      In our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, or on the portion of risk either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs. We collateralize balances due from our risk-sharing partners through funds withheld trusts or stand-by letters of credit issued by highly rated banks. We have historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which are in litigation. At the end of each quarter, an analysis of these exposures is conducted to determine the

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
potential exposure to uncollectibility. At December 31, 2006, we believe this allowance is adequate. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk-sharing partners. No assurance can be given, however, regarding the future ability of any of our risk-sharing partners to meet their obligations.

Investments and Other Than Temporary Impairments of Securities and Unrealized Losses on Investments
      Our investment securities are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to our liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes and, accordingly, have no effect on net income. However, if there is a decline in the fair value of an investment below its cost and the decline is considered other than temporary, the amount of decline below cost is charged to earnings.
      Our investment portfolio is primarily invested in debt securities classified as available for sale, with a concentration in fixed income securities of a high quality. Our investment philosophy is to maximize after-tax earnings and maintain significant investments in tax-exempt bonds. Our policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of, but not limited to, the following factors: (1) rating downgrade or other credit event (e.g., failure to pay interest when due); (2) financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; (3) prospects for the issuer’s industry segment; and (4) intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. We evaluate our investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other than temporarily impaired are written down to their estimated net fair value and the related losses recognized in income. There were no impaired investments written down in 2006, 2005, and 2004. There can be no assurance, however, that significant changes in the above factors in relation to our investment portfolio, will not result in future impairment charges.
      At December 31, 2006 and 2005, we had 293 and 267 securities that were in an unrealized loss position, respectively. These investments all had unrealized losses of less than ten percent. At December 31, 2006, 128 of those investments, with an aggregate $127.3 million and $3.1 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. At December 31, 2005, thirty-nine of those investments, with an aggregate $29.9 million and $1.2 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. As of December 31, 2006 and 2005, gross unrealized losses on available for sale securities were $5.1 million and $5.5 million, respectively.

Revenue Recognition
      We recognize premiums written as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of an in force policy. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received and actuarial estimates.
      For the year ending December 31, 2006, total assumed written premiums were $83.9 million, of which $72.6 million, relates to assumed business we manage directly, and therefore, no estimation is involved. The remaining $11.3 million of assumed written premiums includes $10.1 million related to residual markets.
      Assumed premium estimates are specifically related to the mandatory assumed pool business from the National Council on Compensation Insurance (“NCCI”), or residual market business. The pools cede

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
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
      Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they were earned. Commission income is reported net of any sub-producer commission expense. Any commission adjustments that occur subsequent to the earnings process are recognized upon notification from the insurance companies. Profit sharing commissions from insurance companies are recognized when determinable, which is when such commissions are received.
      We review, on an ongoing basis, the collectibility of our receivables and establish an allowance for estimated uncollectible accounts. As of December 31, 2006 and 2005, the allowance for uncollectibles on receivables was $2.9 million and $3.9 million, respectively.

Legal Contingencies
      We are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, we have established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with SFAS No. 5, “Accounting for Contingencies,” if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable, an accrual is provided for the costs to resolve these claims in our consolidated financial statements. Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income. We, with the assistance of outside counsel, adjust such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, we do not expect the outcome of the claims, lawsuits and proceedings to which we are subject to, either individually, or in the aggregate, will have a material adverse effect on our financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

Goodwill
      Goodwill represents the excess of the purchase price over the fair value of net assets of subsidiaries acquired. As required by SFAS No. 142 “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and, at least annually, we test all existing goodwill for impairment using a fair value approach, on a reporting unit basis. Our annual assessment date for goodwill impairment testing is October 1st. We test for

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
impairment more frequently if events or changes in circumstances indicate that there may be an impairment to goodwill. We carry goodwill on two reporting units within the agency operations segment in the amount of $6.5 million and three reporting units within the specialty risk management operations segment in the amount of $25.0 million. Based on our most recent evaluation of goodwill impairment, we determined that no impairment to goodwill exists.
Results of Operations

Executive Overview
      Overall underwriting results in 2006 continued to show improvement in comparison to 2005. Our results for 2006 demonstrate our commitment to strong underwriting discipline, as well as improved profitability within our specialty insurance and fee-for-service programs. Net income for 2006 in comparison to 2005 is indicative of our selective growth consistent with our corporate underwriting guidelines and controls over price adequacy. We continued to achieve operational efficiencies and enhancements in 2006. As a result, our generally accepted accounting principles (“GAAP”) combined ratio improved 1.9 percentage points to 96.8% in 2006 from 98.7% in 2005.
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
      Gross written premium was down slightly in comparison to 2005. This slight decrease was primarily the result of exiting a limited number of small programs that no longer met our pricing standards, therefore reducing premium volume in certain limited programs in which pricing competition dictates that we write less volume and maintaining pricing discipline throughout the organization. In addition, this decrease was the result of a reduction in audit related premiums. We continue to follow pricing guidelines mandated by our corporate underwriting guidelines. Overall, our year-to-date rate change was relatively flat. In 2006, there were anticipated mandatory rate decreases in workers’ compensation in some states, but for the most part those were offset by benefit changes that should lower incurred losses. We anticipate rates to remain relatively stable in 2007. We implemented several new programs in 2006 and continue to be selective on new program implementation by focusing on those that meet our underwriting guidelines and have a history of profitability. Our statutory surplus increased by $24.0 million in 2006 to $165.1 million, from $141.1 million in 2005. In addition, we had positive cash flow from operations of $74.3 million in 2006, compared to $81.9 million in 2005.
2006 compared to 2005:
      Net income improved $4.1 million, or 23.0%, to $22.0 million, or $0.75 per diluted share, in 2006, from net income of $17.9 million, or $0.60 per diluted share, in 2005. As previously indicated, this improvement is primarily the result of our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. In addition, during 2005 we increased our retention levels on certain reinsurance treaties, which favorably impacted net earned premiums and net income for 2006, compared to 2005. Growth in our fee-for-service programs also contributed to the overall improvement in net income in comparison to 2005.
      Revenues increased $14.2 million, or 4.7%, to $318.2 million for the year ended December 31, 2006, from $304.0 million for the comparable period in 2005. This increase reflects a $4.9 million, or 2.0%, increase in net

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
earned premiums. The increase in net earned premiums is the result of our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, as well as the favorable impact from an increase in our retention levels on certain reinsurance treaties effective in 2005. Offsetting the overall increase in net earned premiums for the year ended December 31, 2006, was a reduction in audit related premiums in comparison to 2005. The increase in revenue was also the result of an overall increase in fee-for-service revenue, primarily as a result of new managed programs. In addition, the increase in revenue reflects a $4.1 million increase in investment income, primarily due to an increase in average invested assets as a result of improved cashflow from favorable underwriting results, an increase in the duration of our reserves, and proceeds from the junior subordinated debentures issued in the third quarter of 2005. The increase in investment income is also the result of a slight increase in yield.
2005 compared to 2004:
      Net income improved $3.8 million, or 27.4%, to $17.9 million, or $0.60 per diluted share, in 2005, from net income of $14.1 million, or $0.48 per diluted share, in 2004. This improvement was primarily the result of our controlled growth of premiums written, the impact from rate increases in 2004 and 2005, overall expense initiatives, and the continued leveraging of fixed costs. In addition, we increased our retention levels on certain reinsurance treaties, which favorably impacted net earned premiums and net income. These improvements manifested, despite the favorable effect in the third quarter of 2004, from the acceleration of $3.5 million in deferred revenue, less approximately $500,000 in expenses and $1.0 million in taxes, relating to the early termination of a specific multi-state claims run-off contract. Net income was also favorably impacted by approximately $814,000 from profit-sharing commissions received in 2005, partially offset by continuing expenses primarily related to implementation and compliance with Section 404 of the Sarbanes-Oxley Act. In addition, net income was favorably impacted as a result of a $386,000 increase in the deferred tax asset relating to the increase in the statutory federal tax rate from 34% to 35%.
      Revenues increased $33.7 million, or 12.5%, to $304.0 million for the year ended December 31, 2005, from $270.3 million for the comparable period in 2004. This increase reflected a $35.5 million, or 16.5%, increase in net earned premiums. The increase in net earned premiums was the result of our controlled growth in written premiums from various existing programs and new programs implemented in 2004, a higher retention on certain reinsurance treaties effective in 2005, and the impact of an overall 8.4% rate increase in 2004. Partially offsetting these increases in revenue was an approximate $5.5 million decrease in managed fee revenue, which was primarily the result of an acceleration of $3.5 million in deferred claim fee revenue recognized in the third quarter of 2004. This comparative decrease in managed fee revenue in 2005 was due to the acceleration of deferred claim fee revenue in 2004, as the result of an earlier than anticipated termination of two limited duration administrative services and multi-state claims run-off contracts. These contracts had been terminated by the liquidator for the companies during the third quarter of 2004. Therefore, the revenues that we anticipated earning in the first nine months of 2005 were accelerated into the third quarter of 2004. In addition, the increase in revenue reflected a $3.1 million increase in investment income, primarily the result of an increase in average invested assets and a slight increase in yield.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Specialty Risk Management Operations
      The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Years Ended December 31,

	2006	2005	2004

Revenue:
Net earned premiums	$254,920	$249,959	$214,493
Management fees	18,714	16,741	16,253
Claims fees(1)	8,776	7,113	13,207
Loss control fees	2,216	2,260	2,174
Reinsurance placement	735	660	420
Investment income	21,115	17,692	14,887
Net realized gains	69	85	339

Total revenue	$306,545	$294,510	$261,773

Pre-tax income
Specialty risk management operations	$37,950	$29,444	$23,205

(1)	During 2004, we accelerated the recognition of $3.5 million in deferred claim revenue, as a result of an earlier than anticipated termination of two limited duration administrative services and multi-state claims run-off contracts. These contracts had been terminated by the liquidator for the companies during the third quarter of 2004. Had the contract not been terminated, we would have received additional claims fee revenue for continued claims handling services.
2006 compared to 2005:
      Revenues from specialty risk management operations increased $12.0 million, or 4.1%, to $306.5 million for the year ended December 31, 2006, from $294.5 million for the comparable period in 2005.
      Net earned premiums increased $4.9 million, or 2.0%, to $254.9 million for the year ended December 31, 2006, from $250.0 million in the comparable period in 2005. This increase is primarily the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, as well as the favorable impact from an increase in our retention levels on certain reinsurance treaties. Offsetting these increases was an overall decrease in audit related premiums in comparison to 2005, reflecting improvements in the estimation of exposures during the underwriting cycle.
      Management fees increased $2.0 million, or 11.8%, to $18.7 million, for the year ended December 31, 2006, from $16.7 million for the comparable period in 2005. This increase is primarily the result of a Florida-based program implemented in the second quarter of 2005. In addition, this increase is the result of growth in a specific New England-based program. Also contributing to the overall increase in management fees was the recognition of $250,000 from a profit-based revenue sharing payment related to a specific managed program.
      Claim fees increased $1.7 million, or 23.4%, to $8.8 million, from $7.1 million for the comparable period in 2005. This increase is primarily the result of our 2006 entry into the self-insured workers’ compensation market in Nevada. In addition, this increase is the result of increases in revenue related to a specific Minnesota-based program, as well as a Florida-based program, which was implemented in the second quarter of 2005.
      Net investment income increased $4.1 million, or 22.8%, to $22.1 million in 2006, from $18.0 million in 2005. Average invested assets increased $69.6 million, or 16.4%, to $493.9 million in 2006, from $424.3 million in 2005. The increase in average invested assets reflects cash flows from underwriting activities primarily

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
from favorable underwriting results and an increase in the duration of our reserves. The increase in the duration of our reserves reflects the impact of our public entity excess program, which was implemented at the end of 2003. This program has a longer duration than the average reserves on our remaining programs and is a larger proportion of reserves. In addition, the $19.4 million in net proceeds received from capital raised in 2005 through the issuances of debentures increased average invested assets. The average investment yield for 2006 was 4.47%, compared to 4.24% in 2005. The current pre-tax book yield was 4.35%. The current after-tax book yield was 3.28%, compared to 3.06% in 2005. This increase is primarily the result of the shift in our investment portfolio to tax-exempt investments. The duration of the investment portfolio is 3.9 years.
      Specialty risk management operations generated pre-tax income of $38.0 million for the year ended December 31, 2006, compared to pre-tax income of $29.4 million for the year ended December 31, 2005. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of our controlled growth in premium volume and our continued focus on leveraging of fixed costs. The GAAP combined ratio was 96.8% for the year ended December 31, 2006, compared to 98.7% for the comparable period in 2005.
      Net losses and loss adjustment expenses (“LAE”) decreased $5.2 million, or 3.5%, to $146.3 million for the year ended December 31, 2006, from $151.5 million for the same period in 2005. Our loss and LAE ratio improved 2.9 percentage points to 62.3% for the year ended December 31, 2006, from 65.2% for the same period in 2005. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The accident year loss ratio remained flat at 63.4% for 2006, compared to 63.3% in 2005. The favorable development in our loss ratio was primarily the result of improvement in frequency and claim settlements within the professional liability line of business. In addition, workers’ compensation residual market experience improved as a result of lower market share assessments and lower loss reserves on the industry pooled experience. Both 2006 and 2005, were adversely impacted by a single large workers’ compensation claim. The increase was $1.5 million and $900,000 in 2006 and 2005, respectively. Excluding the adverse impact of this claim, overall workers’ compensation reflected improvement in claim settlements relative to their collective case reserves. The experience within the general liability line of business also improved due to favorable case reserve settlements in 2006, in comparison to 2005. These improvements were partially offset by a single property claim of $1.9 million within a California-based agricultural program. Allowances within other reserve categories, collectively, did not contribute to the development in 2006, compared to 2005 where we experienced approximately $1.3 million in adverse development related to allowances on reinsurance recoverables. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.
      Our expense ratio for the year ended December 31, 2006 was 34.5%, compared to 33.5% in 2005. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The increase in our expense ratio in comparison to 2005 reflects a reduction in an accrual for estimated profit-based ceding commissions on an excess reinsurance treaty for a specific commercial transportation program. This decrease was the result of unfavorable loss development on a limited number of excess of loss claims from prior accident years and added $1.6 million to our expenses, or 0.6 percentage points to our expense ratio for the year, as compared to a favorable impact on the 2005 expense ratio of $1.1 million, or 0.5 percentage points. As of December 31, 2006, the remaining accrual was less than $150,000; therefore, we do not anticipate any further unfavorable adjustments. Offsetting this increase in the expense ratio was a reduction in insurance related assessments primarily related to the guaranty fund in Florida and Nevada.
2005 compared to 2004:
      Revenues from specialty risk management operations increased $32.7 million, or 12.5%, to $294.5 million for the year ended December 31, 2005, from $261.8 million for the comparable period in 2004.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      Net earned premiums increased $35.5 million, or 16.5%, to $250.0 million for the year ended December 31, 2005, from $214.5 million in the comparable period in 2004. This increase primarily reflected our controlled growth of premiums written, as well as a favorable impact from an increase in our retention levels on certain reinsurance treaties.
      Management fees increased $488,000, or 3.0%, to $16.8 million, for the year ended December 31, 2005, from $16.3 million for the comparable period in 2004. Management fees were impacted by an anticipated shift in fee-for-service revenue previously generated from a third party contract to internally generated fee revenue from a specific renewal rights agreement that is eliminated upon consolidation. Due to the earlier than anticipated termination of this third party contract, the revenues we anticipated earning in 2005 were accelerated into the third quarter of 2004. Excluding revenue generated from this third party contract, management fee revenue increased approximately $1.7 million, or 11.1%, in comparison to 2004. This increase was primarily the result of a new Florida-based program implemented in the second quarter of 2005, as well as growth in a specific existing New England-based program.
      Claim fees decreased $6.1 million, or 46.1%, to $7.1 million, from $13.2 million for the comparable period in 2004. This decrease reflected a similar anticipated shifting of revenue previously generated from a multi-state claims run-off service contract, to internally generated fee revenue from a specific renewal rights agreement that is eliminated upon consolidation. Also impacting this comparison was the effect of the earlier than anticipated termination of the third party contract, which caused the revenues we anticipated earning in 2005 to be accelerated into the third quarter of 2004. Excluding revenue generated from this third party contract, claim fee revenue would have remained relatively consistent in comparison to 2004.
      Net investment income increased $3.1 million, or 20.5%, to $18.0 million in 2005, from $14.9 million in 2004. Average invested assets increased $65.6 million, or 18.3%, to $424.3 million in 2005, from $358.7 million in 2004. The increase in average invested assets reflected cash flows from underwriting activities and growth in gross written premiums during 2004 and 2005, as well as net proceeds from capital raised in 2004 and 2005 through the issuances of debentures. The average investment yield for 2005 was 4.24%, compared to 4.16% in 2004. The current pre-tax book yield was 4.17%. The current after-tax book yield was 3.06%, compared to 2.85% in 2004.
      Specialty risk management operations generated pre-tax income of $29.4 million for the year ended December 31, 2005, compared to pre-tax income of $23.2 million for the year ended December 31, 2004. This increase in pre-tax income demonstrated a continued improvement in underwriting results as a result of our controlled growth in premium volume and our continued focus on leveraging of fixed costs. Offsetting a portion of this improvement, was a $3.0 million pre-tax benefit, recognized in the third quarter of 2004, from the previously mentioned acceleration of revenue recognition, net of expenses, relating to the termination of a specific multi-state claims run-off contract. The GAAP combined ratio was 98.7% for the year ended December 31, 2005, compared to 101.4% for the comparable period in 2004.
      Net losses and loss adjustment expenses increased $15.6 million, or 11.5%, to $151.5 million for the year ended December 31, 2005, from $135.9 million for the same period in 2004. Our loss and LAE ratio improved 2.7 percentage points to 65.2% for the year ended December 31, 2005, from 67.9% for the same period in 2004. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The accident year loss ratio improved 2.5 percentage points to 63.3% for the year ended December 31, 2005, from 65.8% for the same period in 2004. This overall improvement in the loss ratio reflects the impact of earned premiums from the controlled growth of profitable programs which had favorable underwriting experience, as well as our intended shift in our mix of business between workers’ compensation and general liability. Historically, the general liability line of business has a lower loss ratio and a higher external producer commission. In addition, the loss ratio was favorably impacted as a result of efficiencies realized in our claims handling activities. These improvements were partially offset by a single large workers’ compensation claim of $900,000, as well as an increase to an exposure allowance of $1.5 million, specific to reinsurance recoverables for a discontinued

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
surety program and a discontinued workers’ compensation program. Although we increased our allowance for these specific exposures, the actual exposures did not increase.
      Our expense ratio for the years ended December 31, 2005 and 2004 was 33.5%. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. Our expense ratio was impacted by an anticipated increase in gross external commissions, due to the shift in our mix of business between workers’ compensation and general liability. The general liability line of business has a higher external producer commission rate and, as previously indicated, a lower loss ratio. Offsetting these increases to the expense ratio was the impact of the leveraging of fixed costs.

Agency Operations
      The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Years Ended December 31,

	2006	2005	2004

Net commission	$12,285	$11,304	$9,805
Pre-tax income(1)	$2,951	$3,343	$2,257

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the years ended December 31, 2006, 2005, and 2004, the allocation of corporate overhead to the agency operations segment was $2.9 million, $3.1 million, and $3.5 million, respectively.
2006 compared to 2005:
      Revenue from agency operations, which consists primarily of agency commission revenue, increased $1.0 million, or 8.7%, to $12.3 million for the year ended December 31, 2006, from $11.3 million for the comparable period in 2005. This increase is primarily the result of the November 2005 acquisition of a Florida-based retail agency and an increase in profit sharing commissions in comparison to 2005. Offsetting these increases was a decrease in commission revenue as a result of a reduction in premium on client renewals.
      Agency operations generated pre-tax income, after the allocation of corporate overhead, of $3.0 million for the year ended December 31, 2006, compared to $3.3 million for the comparable period in 2005. This decrease in pre-tax income in comparison to 2005 is primarily the result of a slight increase in operating expenses coupled with the decrease in commission revenue noted above as a result of the reduction in premium on client renewals, offset by the favorable impact from the Florida-based retail agency acquisition.
2005 compared to 2004:
      Revenue from agency operations, which consists primarily of agency commission revenue, increased $1.5 million, or 15.3%, to $11.3 million for the year ended December 31, 2005, from $9.8 million for the comparable period in 2004. This increase was primarily the result of profit sharing commissions received in the first and third quarter of 2005. In addition, the agency operations experienced an increase in new business and renewal retentions in comparison to 2004, which was partially offset by a reduction in renewal rates.
      Agency operations generated pre-tax income, after the allocation of corporate overhead, of $3.3 million for the year ended December 31, 2005, compared to $2.3 million for the comparable period in 2004. The improvement in the pre-tax margin was primarily attributable to the overall increase in commissions and leveraging of fixed costs. Excluding fixed costs and the allocation of corporate overhead, all other expenses remained relatively consistent.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Other Items

Reserves
      At December 31, 2006, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $302.7 million. We established a reasonable range of reserves of approximately $280.3 million to $318.1 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum Reserve	Maximum Reserve
Line of Business	Range	Range	Selected Reserves

Workers’ Compensation(1)	$154,145	$170,385	$163,211
Commercial Multiple Peril/ General Liability	57,250	68,729	63,056
Commercial Automobile	49,718	56,049	54,642
Other	19,174	22,940	21,746

Total Net Reserves	$280,287	$318,103	$302,655

(1)	Includes Residual Markets
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
      The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2006, 2005, and 2004.
      For the year ended December 31, 2006, we reported a decrease in net ultimate loss estimates for accident years 2005 and prior of $2.7 million, or 1.0% of $271.4 million of net loss and LAE reserves at December 31, 2005. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2006 that differed from the projected activity. There were no significant

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
changes in the key assumptions utilized in the analysis and calculations of our reserves during 2006 and 2005. The major components of this change in ultimate loss estimates are as follows (in thousands):

		Incurred Losses			Paid Losses
	Reserves at							Reserves at
	December 31,	Current	Prior	Total	Current	Prior		December 31,
Line of Business	2005	Year	Years	Incurred	Year	Years	Total Paid	2006

Workers’ Compensation	$128,802	$58,687	$(920)	$57,767	$8,850	$40,606	$49,456	$137,113
Residual Markets	24,440	10,920	(848)	10,072	4,248	4,166	8,414	26,098
Commercial Multiple Peril/ General Liability	52,506	24,985	284	25,269	2,545	12,174	14,719	63,056
Commercial Automobile	44,382	37,305	596	37,901	9,202	18,439	27,641	54,642
Other	21,293	17,115	(1,831)	15,284	6,945	7,886	14,831	21,746

Net Reserves	271,423	$149,012	$(2,719)	$146,293	$31,790	$83,271	$115,061	302,655

Reinsurance Recoverable	187,254							198,422

Consolidated	$458,677							$501,077

		Re-Estimated	Development
		Reserves at	as a
	Reserves at	December 31,	Percentage of
	December 31,	2006 on	Prior Year
Line of Business	2005	Prior Years	Reserves

Workers’ Compensation	$128,802	$127,882	(0.7)%
Commercial Multiple Peril/ General Liability	52,506	52,790	0.5%
Commercial Automobile	44,382	44,978	1.3%
Other	21,293	19,462	(8.6)%

Sub-total	246,983	245,112	(0.8)%
Residual Markets	24,440	23,592	(3.5)%

Total Net Reserves	$271,423	$268,704	(1.0)%

Workers’ Compensation Excluding Residual Markets
      The projected net ultimate loss estimate for the workers’ compensation line of business, excluding residual markets, decreased $920,000, or 0.7% of net workers’ compensation reserves. This net overall decrease reflects decreases of $837,000, $1.7 million, and $592,000 in the ultimate loss estimates for accident years 2005, 2004, and 2001, respectively. These decreases reflect better than expected experience for many of our workers’ compensation programs, including a Nevada program, a Florida program, a Tennessee program, and an Alabama program. Average severity on reported claims did not increase as much as anticipated in the prior actuarial projections so ultimate loss estimates were reduced. These decreases were offset by increases of $1.6 million, $631,000, and $766,000 in the ultimate loss estimate for accident years 2003, 2000, and 1998, respectively. These increases reflect some large claim activity and case reserve strengthening primarily related to a Massachusetts program and a large claim in a Florida program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril/ General Liability
      The commercial multiple peril line and general liability line of business had an increase in net ultimate loss estimates of $284,000, or 0.5% of net commercial multiple peril and general liability reserves. The net increase reflects increases of $239,000, $439,000, and $260,000 in the ultimate loss estimates for accident years 2002, 2000, and 1995, respectively. These increases reflect greater than expected claim activity within a

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
California program and a Missouri program. These increases also reflect a large settlement in an inactive national program. These increases were offset by decreases of $907,000 and $350,000 in accident years 2005 and 2003, respectively. These decreases reflect better than expected claim emergence in a California program and the aforementioned Missouri program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile
      The projected net ultimate loss estimate for the commercial automobile line of business increased $596,000, or 1.3% of net commercial automobile reserves. This net overall increase reflects increases of $1.5 million and $596,000 in accident years 2005 and 2003, respectively. These increases reflect higher than expected emergence of claim activity in two California-based programs. These increases were offset by decreases of $1.6 million and $352,000 in accident years 2004 and 2001, respectively. These decreases reflect better than expected claim emergence within a California-based program. The change in ultimate loss estimates for all other accident years was insignificant.

Other
      The projected net ultimate loss estimate for the other lines of business decreased $1.8 million, or 8.6% of net reserves. This net decrease reflects a reduction of $1.7 million in accident year 2004. This decrease is due to better than expected case reserve development in a medical malpractice program, offset by an increase of $254,000 in accident year 2005. This increase in accident year 2005 is the result of a claim within a specific California-based program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets
      The workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $848,000, or 3.5% of net reserves. This decrease reflects reductions of $1.2 million, $618,000, and $294,000 in accident years 2004, 2003, and 2002, respectively. Offsetting these decreases was an increase of $1.2 million in accident year 2005. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.
Salary and Employee Benefits
      Salary and employee benefits increased $3.3 million, or 6.3%, to $54.6 million in 2006, from $51.3 million for the comparable period in 2005. This increase primarily reflects an increase in variable compensation. In addition, this increase is the result of an increase in staffing levels, primarily as a result of the recent additions of our Florida-based retail agency and our entry into the self-insured workers’ compensation market in Nevada. Excluding those additions, overall staffing levels for 2006 were slightly higher in comparison to 2005.
      Salary and employee benefits decreased $966,000, or 1.8%, to $51.3 million in 2005, from $52.3 million for the comparable period in 2004. This decrease primarily reflected a decrease in variable compensation, as a result of raising the performance targets for achievement. This decrease was partially offset by merit increases for associates. In addition, this decrease was partially due to a slight reduction in staffing levels in comparison to 2004 as a result of our expense control initiatives.
      Additional discussion of our variable compensation plan is described below under Variable Compensation.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
Other Administrative Expenses
      Other administrative expenses increased $2.2 million, or 8.2%, to $29.4 million in 2006, from $27.2 million in 2005. A portion of this increase is the result of the expenses associated with the additions of our Florida-based agency and our entry into the self-insured workers’ compensation market in Nevada. As revenues increase in these two locations we expect to see margins improve. In addition, the increase in other administrative expenses is the result of information technology enhancements and various increases in other general operating expenses in comparison to 2005.
      Other administrative expenses increased $1.2 million, or 4.7%, to $27.2 million in 2005, from $26.0 million in 2004. This increase was primarily attributable to consulting and audit expenses associated with Section 404 of the Sarbanes-Oxley Act, as well as increases in expenses as the result of information technology enhancements. Offsetting these increases was a decrease in bad debt expense as a result of overall refinements in our estimation for allowances on bad debt. The increase in other administrative expenses was also offset by our overall expense control initiatives.
      Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.
Interest Expense
      Interest expense for 2006, 2005, and 2004 was $6.0 million, $3.9 million, and $2.3 million, respectively. Interest expense is primarily attributable to our debentures and current lines of credit, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis. The increase in interest expense was related to the issuance of the senior debentures issued in the second quarter of 2004 and the junior subordinated debentures issued in the third quarter of 2005, as well as an overall increase in the average interest rates. The average outstanding balance on our lines of credit was $10.6 million, $9.0 million, and $14.8 million in 2006, 2005, and 2004, respectively. The average interest rate, excluding our debentures, was approximately 6.5%, 4.8%, and 5.2%, in 2006, 2005, and 2004, respectively, primarily as a result of increases in the underlying eurocurrency based rate.
Income Taxes
      Income tax expense, which includes both federal and state taxes, for 2006, 2005 and 2004, was $9.6 million, $7.8 million, and $6.4 million, or 30.5%, 30.2% and 31.2% of income before taxes, respectively. Our effective tax rate differs from the 35% statutory rate primarily due to a shift towards increasing investments in tax-exempt securities in an effort to maximize after-tax investment yields. Our current and deferred taxes are calculated using a 35% statutory rate.
Liquidity and Capital Resources
      Our principal sources of funds, which include both regulated and non-regulated cash flows, are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholders’ dividends, share repurchases, and debt service. Our regulated sources of funds are insurance premiums, investment income, and proceeds from the maturity and sale of invested assets. These regulated funds are used for the payment of claims, policy acquisition and other underwriting expenses, and taxes relating to the regulated portion of net income. Our non-regulated sources of funds are in the form of commission revenue, outside management fees, and intercompany management fees. Our capital resources include both non-regulated cash flow and excess capital in our Insurance Company Subsidiaries, which is defined as the dividend Star may issue without prior approval from our regulators. We review the excess capital in aggregate to determine the use of such capital. The general uses are as follows,

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
contributions to our Insurance Company Subsidiaries to support premium growth, make select acquisitions, service debt, pay shareholders’ dividends, repurchase shares, investments in technology, or other expenses of the holding company. The following table illustrates net income, excluding interest, depreciation, and amortization, between our regulated and non-regulated subsidiaries, which reconciles to our consolidated statement of income and statement of cash flows (in thousands):

	For the Years Ended December 31,

	2006	2005	2004

Net income	$22,034	$17,910	$14,061

Regulated Subsidiaries:
Net income	$19,712	$13,508	$6,973
Adjustments to reconcile net income to net cash provided by operating activities	3,033	3,003	6,866
Changes in operating assets and liabilities	46,915	59,784	48,270

Total adjustments	49,948	62,787	55,136

Net cash provided by operating activities	$69,660	$76,295	$62,109

Non-regulated Subsidiaries:
Net income	$2,322	$4,402	$7,088
Depreciation	2,553	2,452	1,591
Amortization	590	198	376
Interest	5,976	3,856	2,535

Net income, excluding interest, depreciation, and amortization	11,441	10,908	11,590

Adjustments to reconcile net income to net cash provided by operating activities	3,161	4,444	(1,063)
Changes in operating assets and liabilities	(852)	(3,194)	2,540

Total adjustments	2,309	1,250	1,477
Depreciation	(2,553)	(2,452)	(1,591)
Amortization	(590)	(198)	(376)
Interest	(5,976)	(3,856)	(2,535)

Net cash provided by operating activities	$4,631	$5,652	$8,565

Consolidated total adjustments	52,257	64,037	56,613

Consolidated net cash provided by operating activities	$74,291	$81,947	$70,674

      Cash flow provided by operations was $74.3 million in 2006, compared to $81.9 million in 2005. Cash flow provided by operations in 2004 was $70.7 million.
2006 compared to 2005:
      Regulated subsidiaries’ cash flow provided by operations for the year ended December 31, 2006, was $69.7 million, compared to $76.3 million for the comparable period in 2005. This decrease was primarily the result of timing in relation to reinsurance payments. This decrease was slightly offset as a result of improved underwriting results, lower paid losses in proportion to incurred losses, and an increase in investment income.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      Non-regulated subsidiaries’ cash flow provided by operations for the year ended December 31, 2006, was $4.6 million, compared to $5.7 million for the comparable period in 2005. This decrease in cash flow in comparison to 2005 was primarily the result of a decrease in net income. The decrease in net income was primarily attributable to an increase in interest expense related to the issuance of the junior subordinated debentures issued in the third quarter of 2005 and an overall increase in the average interest rates. In addition, the decrease in net income was the result of an increase in administrative costs related to the additions of our Florida-based agency and our entry into the self-insured workers’ compensation market in Nevada, as well as an increase due to information technology enhancements. These increases were offset by an overall increase in fee-for-service and agency commission revenue.
      We continue to anticipate a temporary increase in cash outflows related to our investments in technology as we enhance our operating systems and controls. We believe these temporary increases will not affect our liquidity, debt covenants, or other key financial measures.
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
      Non-regulated subsidiaries’ cash flow provided by operations for the year ended December 31, 2005, was $5.7 million, compared to $8.6 million for the comparable period in 2004. The decrease in non-regulated cash flow from operations reflected the decrease in net income, which was primarily the result of the previously mentioned acceleration of revenue, recognized in the third quarter of 2004. In addition, the decrease in net income was the result of an increase in administrative costs related to compliance with Section 404 of the Sarbanes-Oxley Act, offset by an increase in revenue associated with profit-sharing commissions. In addition, the decrease in cash flow from operations was the result of variable compensation payments made in the first quarter of 2005, related to 2004 performance and profitability and a decrease in cash as a result of tax payments.
      In addition to the changes described above in relation to our cash provided by operations, we had an increase in cash used in investing activities as a result of an $11.6 million cash payment for our new corporate headquarters in the first quarter of 2005. The proceeds from the 2004 issuance of debentures, which are described below, were used for the purchase of our new building.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
Other Items

Long-term Debt
      The following table summarizes the principal amounts and variables associated with our long-term debt (in thousands):

					Interest
Year of		Year			Rate at	Principal
Issuance	Description	Callable	Year Due	Interest Rate Terms	12/31/06	Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	9.42%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	9.37%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	9.57%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	8.94%	20,620

					Total	$55,930

      We received a total of $53.3 million in net proceeds from the issuances of the above long-term debt, of which $26.2 was contributed to the surplus of our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. Associated with the issuance of the above long-term debt we incurred approximately $1.7 million in issuance costs for commissions paid to the placement agents in the transactions. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense. The seven year amortization period represents our best estimate of the estimated useful life of the bonds related to both the senior debentures and junior subordinated debentures.
      The junior subordinated debentures issued in 2003 and 2005, were issued in conjunction with the issuance of $10.0 million and $20.0 million in mandatory redeemable trust preferred securities to a trust formed by an institutional investor from our unconsolidated subsidiary trusts, respectively.
      With the five year period approaching in 2008 for the junior subordinated debentures issued in 2003, we will be reviewing the capital strategy associated with refinancing at lower costs through debentures or equity.

Interest Rate Swaps
      In October 2005, we entered into two interest rate swap transactions to mitigate our interest rate risk on $5.0 million and $20.0 million of our senior debentures and trust preferred securities, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” these interest rate swap transactions were recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense.
      The first interest rate swap transaction, which relates to $5.0 million of our $12.0 million issuance of senior debentures, has an effective date of October 6, 2005 and an ending date of May 24, 2009. We are required to make certain quarterly fixed rate payments calculated on a notional amount of $5.0 million, non-amortizing, based on a fixed annual interest rate of 8.925%. The counterparty is obligated to make quarterly floating rate payments to us, referencing the same notional amount, based on the three-month LIBOR, plus 4.20%.
      The second interest rate swap transaction, which relates to $20.0 million of our $20.0 million issuance of trust preferred securities, has an effective date of October 6, 2005 and ending date of September 16, 2010. We

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
are required to make quarterly fixed rate payments calculated on a notional amount of $20.0 million, non-amortizing, based on a fixed annual interest rate of 8.34%. The counterparty is obligated to make quarterly floating rate payments to us, referencing the same notional amount, based on the three-month LIBOR, plus 3.58%.
      In relation to the above interest rate swaps, the net interest income received for the year ended December 31, 2006, was approximately $67,000. For the year ended December 31, 2005, the net interest expense incurred was approximately $4,000. The total fair value of the interest rate swaps as of December 31, 2006 and 2005, was approximately $200,000 and $14,000, respectively. Accumulated other comprehensive income at December 31, 2006 and 2005, included accumulated income on the cash flow hedge, net of taxes, of approximately $130,000 and $9,000, respectively

Revolving Line of Credit
      In November 2004, we entered into a revolving line of credit for up to $25.0 million, which expires in November 2007. We plan to renew the line of credit upon its expiration and will be evaluating the renewal terms based upon our overall capital strategy. We use the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, we and certain of our non-regulated subsidiaries pledged security interests in certain property and assets of named subsidiaries.
      At December 31, 2006 and 2005, we had an outstanding balance of $7.0 million and $5.0 million, respectively, on the revolving line of credit.
      The revolving line of credit provides for interest at a variable rate based, at our option, upon either a prime based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to us from subsidiaries during such period (“Adjusted EBITDA”). As of December 31, 2006, the weighted average interest rate for LIBOR-based borrowings was 6.7%.
      Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually, commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) on an annual basis, a minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of December 31, 2006, we were in compliance with these covenants.
      Previously, our non-insurance premium finance subsidiary maintained a line of credit with a bank. At December 31, 2005, this line of credit had an outstanding balance of $2.0 million. In May 2006, the balance of this loan was paid in full and the terms of the line of credit were not renewed.

Investment Portfolio
      As of December 31, 2006 and 2005, the recorded values of our investment portfolio, including cash and cash equivalents, were $527.6 million and $460.2 million, respectively. The debt securities in the investment portfolio, at December 31, 2006, were 97.2% investment grade A- or above bonds as defined by Standard and Poor’s.

Shareholders’ Equity
      Shareholders’ equity increased to $201.7 million, or a book value of $6.93 per common share, at December 31, 2006, compared to $177.4 million, or a book value of $6.19 per common share, at December 31,

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
2005. This $0.74 per share increase in book value primarily reflects year-to-date earnings. Return on beginning equity was 12.4% in 2006, compared to 10.7% in 2005.
      On October 28, 2005, our Board of Directors authorized management to purchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. For the year ended December 31, 2006, we did not repurchase any common stock. For the year ended December 31, 2005, we purchased and retired a total of 772,900 shares of common stock for a total cost of approximately $4.2 million. Of these shares, 63,000 shares for a total cost of approximately $372,000 related to the current share repurchase plan. As of December 31, 2006, the cumulative amount we repurchased and retired under our current share repurchase plan was 63,000 shares of common stock for a total cost of approximately $372,000. As of December 31, 2006, we have available up to 937,000 shares remaining to be purchased.
      Our Board of Directors did not declare a dividend in 2006 or 2005. When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations and our overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our subsidiaries. We did not receive any dividends from our Insurance Company Subsidiaries in 2006 or 2005.

Regulatory
      A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Services (“OFIS”), restricts the amount of funds that may be transferred to us in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At December 31, 2006, Star’s earned surplus position was positive $13.2 million. At December 31, 2005, Star had negative earned surplus of $7.2 million. Based upon the December 31, 2006 statutory financial statements, Star may pay a dividend of up to $13.2 million without the prior approval of OFIS. No statutory dividends were paid in 2006 or 2005. Refer to the Liquidity and Capital Resources section above for a description of the potential uses of such dividends.
      Our Insurance Company Subsidiaries are required to maintain certain deposits with regulatory authorities, which totaled $148.8 million and $128.7 million at December 31, 2006 and 2005, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
Contractual Obligations and Commitments
      The following table is a summary of our contractual obligations and commitments as of December 31, 2006 (in thousands):

	Payments Due by Period

		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Non-regulated companies:
Lines of credit(1)	$7,000	$7,000	$—	$—	$—
Senior debentures, excluding interest(2)	25,000	—	—	—	25,000
Junior subordinated debentures, excluding interest(2)	30,930	—	—	—	30,930
Operating lease obligations(3)	14,069	2,749	4,757	3,474	3,089
Regulated companies:
Losses and loss adjustment expenses(4)	501,077	140,670	179,453	73,886	107,068

Total	$578,076	$150,419	$184,210	$77,360	$166,087

(1)	Relates to our revolving line of credit (excludes interest).

(2)	Five year call feature associated with debentures, estimated seven year repayment.

(3)	Consists of rental obligations under real estate leases related to branch offices. In addition, includes amounts related to equipment leases.

(4)	The loss and loss adjustment expense payments do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of our gross losses and loss adjustment expenses. In addition, we have anticipated cash receipts on reinsurance recoverables on unpaid losses and loss adjustment expenses of $198.4 million, of which we estimate that these payments to be paid for losses and loss adjustment expenses for the periods less than one year, one to three years, three to five years, and more than five years, to be $33.7 million, $64.5 million, $34.9 million, and $65.3 million, respectively, resulting in net losses and loss adjustment expenses of $107.0 million, $115.0 million, $39.0 million, and $41.7 million, respectively.
     We maintain an investment portfolio with varying maturities that we believe will provide adequate cash for the payment of claims.
Variable Compensation
      We have established two variable compensation plans as an incentive for performance of our management team. They consist of an Annual Bonus Plan (“Bonus Plan”) and a Long-Term Incentive Plan (“LTIP”). The Bonus Plan is a discretionary cash bonus plan premised upon a targeted growth in net after-tax earnings on a year over year basis. Each year, the Compensation Committee and our Board of Directors establish a new target based upon prior year performance and the forecasted performance levels anticipated for the following year. If the minimum threshold is met, the Bonus Plan is funded from 0% up to a maximum of 120% of the targeted bonus pool. The amount of the bonus pool is established by aggregating the individual targets for each participant, which is a percentage of salary. At the end of the year, the Compensation Committee and the Board of Directors review the Company’s performance in relation to performance targets and then establish the total bonus pool to be utilized to pay cash bonuses to the management team based upon overall corporate and individual participant goals.
      The LTIP is intended to provide an incentive to management to improve the performance of the Company over a three year period, thereby increasing shareholder value. The LTIP is not discretionary and is

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
based upon a target for an average three year return on beginning equity. If the targets are met and all other terms and conditions are satisfied, the LTIP awards are paid. The LTIP can be funded from 0% to 160% of target, based upon the three year performance of the Company. The LTIP is paid 50% in cash and 50% in stock. A participant’s percentage is established by the Compensation Committee and the Board of Directors in advance of any new three year LTIP award. The stock component of the LTIP is paid based upon the closing stock price at the beginning of the three year LTIP performance period, in accordance with the terms and conditions of the LTIP.
      Both the Bonus Plan and the LTIP are administered by the Compensation Committee and all awards are reviewed and approved by the Board of Directors at both inception and at distribution.
Regulatory and Rating Issues
      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of December 31, 2006, on a statutory consolidated basis, gross and net premium leverage ratios were 2.0 to 1.0 and 1.6 to 1.0, respectively.
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
      At December 31, 2006, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $165.1 million and $141.1 million at December 31, 2006 and 2005, respectively. The calculated RBC was $31.6 million in 2006 and $37.3 million in 2005. The threshold requiring the minimum regulatory involvement was $63.1 million in 2006 and $74.5 million in 2005.
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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      In 2006, our Insurance Company Subsidiaries generated one ratio that varied from the “usual value” range. The variation and reason for this variation is set forth below:

Ratio	Usual Range	Value

Company: Williamsburg
Gross Agents’ Balances to Policyholders’ Surplus	Under 40%	44%(1)

(1)	The Gross Agents’ Balances to Policyholders’ Surplus on Williamsburg was impacted by the Intercompany Reinsurance Agreement, which is described below under Intercompany Pooling Agreement. Williamsburg’s assumed premium receivable increased $4.7 million as a result of intercompany pooling. Excluding the intercompany pooling, this ratio would have been within the usual range for 2006.
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
      Reinsurance does not legally discharge an insurer from its primary liability for the full amount of risks assumed under insurance policies it issues, but it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers. We manage our credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. We customarily collateralize reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. To date, we have not, in the aggregate, experienced material difficulties in collecting reinsurance recoverables other than those balances related to three unaffiliated insurance companies, which are under regulatory liquidation or control, for which allowances have been established. The following table sets forth information relating to our five largest unaffiliated reinsurers based upon ceded premium (other than client captive quota-share reinsurers) as of December 31, 2006:

	Reinsurance Premium Ceded	Reinsurance Recoverable	A.M. Best
Reinsurer	December 31, 2006	December 31, 2006	Rating

	(In thousands)	(In thousands)
Employers Reinsurance Corporation	$8,197	$92,877	A+
Munich American Reinsurance	5,586	12,062	A
Aspen Insurance UK Ltd.	5,313	8,988	A
Motors Insurance Company	3,165	14,566	A-
General Reinsurance Company	2,957	10,805	A++

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
      We have historically maintained an allowance for the potential exposure to uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. The following table sets forth our exposure to uncollectible reinsurance and related allowances for the years ending December 31, 2006 and 2005 (in thousands):

	2006	2005

Gross Exposure	$14,815	$14,046
Collateral or other security	(3,623)	(2,749)
Allowance	(9,731)	(9,662)

Net Exposure	$1,461	$1,635

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
Convertible Note
      In July 2005, we made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, we loaned an additional $3.5 million to the unaffiliated insurance agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At December 31, 2006, the estimated fair value of the derivative is not material to the financial statements.
Recent Accounting Pronouncements
      In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective for fiscal periods beginning after September 15, 2006. We will evaluate the impact of SFAS No. 155, but believe the adoption of SFAS No. 155 will not impact our consolidated financial statements.
      In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective for fiscal periods beginning after September 15, 2006. We will evaluate the impact of SFAS No. 156, but believe the adoption of SFAS No. 156 will not impact our consolidated financial statements.
      In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which becomes effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting and reporting for uncertain tax positions. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement, and presentation of uncertain tax positions taken or expected to be taken in an income tax return. We have evaluated the impact of FIN 48 and have determined it will not have a material impact on our consolidated financial statements or disclosure requirements upon adoption.
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
      In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the recognition, on a prospective basis, of the funded status of a company’s defined benefit plan as an asset or liability. In addition, any unrecognized gains and losses or prior service costs shall be recognized as a component of accumulated other comprehensive income. SFAS No. 158 will also require additional disclosures in the notes to financial statements. In addition, SFAS No. 158 requires companies to measure plan assets and obligations as of the year-end balance sheet date. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, with early application encouraged. The measurement date provisions are effective for the fiscal year ending December 31, 2008. We will evaluate the impact of SFAS No. 158, but believe the adoption of SFAS No. 158 will not impact our consolidated financial statements.
      In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 will permit entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The objective of SFAS No. 159 is to improve financial reporting and reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will evaluate the potential impact SFAS No. 159 will have on our consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
Related Party Transactions
      At December 31, 2006 and 2005, respectively, we held an $871,000 and $859,000 note receivable, including $210,000 of accrued interest at December 31, 2006, from one of our executive officers. Accrued interest at December 31, 2005 was $198,000. This note arose from a transaction in late 1998 in which we loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note bears interest equal to our borrowing rate and is due on demand any time after January 1, 2002. The loan is partially collateralized by 64,718 shares of our common stock under a stock pledge agreement. For the years ended December 31, 2006 and 2005, $31,500 and $42,000, respectively, have been paid against the accrued interest on the loan. On June 1, 2001, the officer entered into an employment agreement which provides the note is a non-recourse loan and our sole legal remedy in the event of a default is the right to reclaim the shares pledged under the stock pledge agreement. As of December 31, 2006, the cumulative amount that has been paid against this loan was $119,000. Refer to Note 16 — Related Party Transaction for further information.
Item 7A.     Qualitative and Quantitative Disclosures About Market Risk
      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2006. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.
      Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At December 31, 2006, our fixed income portfolio had a modified duration of 3.93, compared to 3.38 at December 31, 2005.
      At December 31, 2006, the fair value of our investment portfolio was $484.7 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. During 2005 and 2006, we continued to increase our holdings of tax-exempt securities based on our return to profitability and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2005. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.
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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps

Market Value	$504,727	$484,724	$464,642
Yield to Maturity or Call	3.62%	4.62%	5.62%
Effective Duration	3.94	4.09	4.24
      The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.
      Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At December 31, 2006 and 2005, we had debentures of $55.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $559,000.
      In October 2005, we entered into two interest rate swap transactions to mitigate our interest rate risk on $5.0 million and $20.0 million of our senior debentures and trust preferred securities, respectively. We accrue for these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as a cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of any changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is being recognized as an adjustment to interest expense.
      In addition, our revolving line of credit under which we can borrow up to $25.0 million is subject to variable interest rates. This line of credit expires November 2007. We plan to renew the line of credit upon its expiration and will be evaluating the renewal terms based upon our overall capital strategy. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At December 31, 2006, we had $7.0 million outstanding on this revolving line of credit. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $70,000. At December 31, 2005, we had $5.0 million outstanding on this revolving line of credit. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $50,000.
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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
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
      As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to us is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.
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
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on our assessment, we concluded that, as of December 31, 2006, our internal controls over financial reporting was effective based on those criteria.
      Our management’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control over Financial Reporting
      There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2006, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
      None.
PART III
      Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers, and Corporate Governance
      The information required by this item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 9, 2007, which is hereby incorporated by reference. Our Code of Conduct can be found on our website www.meadowbrook.com.

Item 11.	Executive Compensation
      The information required by this item is included under the captions “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 9, 2007, which is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 9, 2007, which is hereby incorporated by reference.

Equity Compensation Plan Information
Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	391,678	$7.38	2,379,580
Equity compensation plans not approved by security holders	—	—	—

Total	391,678	$7.38	2,379,580

Item 13.	Certain Relationships and Related Transactions and Director Independence
      The information required by this item is included under the captions “Certain Relationships and Related Party Transactions” and “Independence Determination” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 9, 2007, which is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is included under the caption “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 9, 2007, which is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS — continued
MEADOWBROOK INSURANCE GROUP, INC.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (A) The following documents are filed as part of this Report:

		Page

1.	List of Financial Statements:
	Report of Independent Registered Public Accounting Firm on Financial Statements	61
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	62
	Report of Independent Registered Public Accounting Firm on Financial Statements	63
	Consolidated Balance Sheet — December 31, 2006 and 2005	64
	Consolidated Statement of Income — For Years Ended December 31, 2006, 2005, and 2004	65
	Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2006, 2005, and 2004	66
	Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2006, 2005, and 2004	67
	Consolidated Statement of Cash Flows — For Years Ended December 31, 2006, 2005, and 2004	68
	Notes to Consolidated Financial Statements	69-96
2.	Financial Statement Schedules
	Schedule I Summary of Investments Other Than Investments in Related Parties	97
	Schedule II Condensed Financial Information of Registrant	98-101
	Schedule III Supplementary Insurance Information	102-104
	Schedule IV Reinsurance	105
	Schedule V Valuation and qualifying accounts	106
	Schedule VI Supplemental Information Concerning Property and Casualty Insurance Operations	107
3.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:
      We have audited the accompanying consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended. Our audit also included the financial statement schedules for the years ended December 31, 2006 and 2005 listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express opinions on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadowbrook Insurance Group, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for the years ended December 31, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.
Detroit, Michigan
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Meadowbrook Insurance Group, Inc. (Meadowbrook) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Meadowbrook’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Meadowbrook maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Meadowbrook maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meadowbrook as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended and our report dated March 9, 2007 expressed an unqualified opinion thereon.
Detroit, Michigan
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:
      In our opinion, the consolidated statements of income, of comprehensive income, of shareholders’ equity, and of cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Meadowbrook Insurance Group Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the year ended December 31, 2004 listed in the index appearing under Item 15 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Chicago, Illinois
March 16, 2005

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,

	2006	2005

	(In thousands,
	except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $486,213 and $403,947 in 2006 and 2005, respectively)	$484,724	$402,195
Cash and cash equivalents	42,876	58,038
Accrued investment income	5,884	4,953
Premiums and agent balances receivable (net of allowance of $2,948 and $3,901 in 2006 and 2005, respectively)	85,578	84,807
Reinsurance recoverable on:
Paid losses	4,257	15,327
Unpaid losses	198,422	187,254
Prepaid reinsurance premiums	20,425	24,588
Deferred policy acquisition costs	27,902	26,371
Deferred income taxes, net	15,732	16,630
Goodwill	31,502	30,802
Other assets	51,698	50,379

Total assets	$969,000	$901,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$501,077	$458,677
Unearned premiums	144,575	140,990
Debt	7,000	7,000
Debentures	55,930	55,930
Accounts payable and accrued expenses	25,384	26,667
Reinsurance funds held and balances payable	15,124	15,240
Payable to insurance companies	5,442	6,684
Other liabilities	12,775	12,791

Total liabilities	767,307	723,979

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 50,000,000 shares; 29,107,818 and 28,672,009 shares issued and outstanding	291	287
Additional paid-in capital	126,828	124,819
Retained earnings	76,282	54,248
Note receivable from officer	(871)	(859)
Accumulated other comprehensive loss	(837)	(1,130)

Total shareholders’ equity	201,693	177,365

Total liabilities and shareholders’ equity	$969,000	$901,344

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended December 31,

	2006	2005	2004

	(In thousands, except share and per share data)
Revenues
Premiums earned
Gross	$327,287	$325,522	$288,868
Ceded	(72,367)	(75,563)	(74,375)

Net earned premiums	254,920	249,959	214,493
Net commissions and fees	41,172	35,916	40,535
Net investment income	22,075	17,975	14,911
Net realized gains	69	167	339

Total revenues	318,236	304,017	270,278

Expenses
Losses and loss adjustment expenses	212,383	237,775	212,337
Reinsurance recoveries	(66,090)	(86,233)	(76,399)

Net losses and loss adjustment expenses	146,293	151,542	135,938
Salaries and employee benefits	54,569	51,331	52,297
Policy acquisition and other underwriting expenses	50,479	44,439	33,424
Other administrative expenses	29,414	27,183	25,964
Interest expense	5,976	3,856	2,281

Total expenses	286,731	278,351	249,904

Income before taxes and equity earnings	31,505	25,666	20,374

Federal and state income tax expense	9,599	7,757	6,352
Equity earnings of affiliates	128	1	39

Net income	$22,034	$17,910	$14,061

Earnings Per Share
Basic	$0.76	$0.62	$0.48
Diluted	$0.75	$0.60	$0.48
Weighted average number of common shares
Basic	28,963,228	28,961,229	29,048,069
Diluted	29,566,141	29,653,067	29,420,508
The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2006	2005	2004

	(In thousands)
Net income	$22,034	$17,910	$14,061
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	152	(6,023)	(2,364)
Net deferred derivative gain — hedging activity	121	9	—
Deconsolidation of subsidiary	—	—	(45)
Less: reclassification adjustment for gains (losses) included in net income	20	56	(222)

Other comprehensive income (loss)	293	(5,958)	(2,631)

Comprehensive income	$22,327	$11,952	$11,430

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	For the Years Ended December 31, 2006, 2005, and 2004

					Accumulated
					Other
		Additional		Note	Comprehensive	Total
	Common	Paid-In	Retained	Receivable	Income	Shareholders’
	Stock	Capital	Earnings	from Officer	(Loss)	Equity

	(In thousands)
Balances January 1, 2004	$290	$125,181	$23,069	$(886)	$7,459	$155,113
Unrealized depreciation on available for sale securities	—	—	—	—	(2,586)	(2,586)
Deconsolidation of subsidiary	—	—	45	—	(45)	—
Long term incentive plan; stock award	—	650	—	—	—	650
Stock-based employee compensation	—	78	—	—	—	78
Issuance of 54,500 shares of common stock	—	185	—	—	—	185
Retirement of 2,103 shares of common stock	—	(9)	—	—	—	(9)
Note receivable from an officer	—	—	—	18	—	18
Net income	—	—	14,061	—	—	14,061

Balances December 31, 2004	290	126,085	37,175	(868)	4,828	167,510
Unrealized depreciation on available for sale securities	—	—	—	—	(5,967)	(5,967)
Net deferred derivative gain — hedging activity	—	—	—	—	9	9
Long term incentive plan; stock award	—	923	—	—	—	923
Stock-based employee compensation	—	41	—	—	—	41
Issuance of 382,825 shares of common stock	4	1,193	—	—	—	1,197
Retirement of 785,648 shares of common stock	(7)	(3,423)	(837)	—	—	(4,267)
Note receivable from an officer	—	—	—	9	—	9
Net income	—	—	17,910	—	—	17,910

Balances December 31, 2005	287	124,819	54,248	(859)	(1,130)	177,365
Unrealized appreciation on available for sale securities	—	—	—	—	172	172
Net deferred derivative gain — hedging activity	—	—	—	—	121	121
Long term incentive plan; stock award	—	897	—	—	—	897
Stock-based employee compensation	—	121	—	—	—	121
Issuance of 791,038 shares of common stock	8	4,153	—	—	—	4,161
Retirement of 355,229 shares of common stock	(4)	(3,162)	—	—	—	(3,166)
Note receivable from an officer	—	—	—	(12)	—	(12)
Net income	—	—	22,034	—	—	22,034

Balances December 31, 2006	$291	$126,828	$76,282	$(871)	$(837)	$201,693

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2006	2005	2004

	(In thousands)
Cash Flows From Operating Activities
Net income	$22,034	$17,910	$14,061
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	590	198	376
Amortization of deferred debenture issuance costs	236	175	110
Depreciation of furniture, equipment, and building	2,553	2,452	1,591
Net accretion of discount and premiums on bonds	2,646	2,395	1,856
Gain (loss) on sale of investments	30	86	(337)
Gain on sale of fixed assets	(88)	(170)	(98)
Stock-based employee compensation	121	41	78
Incremental tax benefits from stock options exercised	(1,532)	—	—
Long term incentive plan expense	897	923	650
Deferred income tax expense	741	1,347	1,577
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(771)	(713)	(6,277)
Reinsurance recoverable on paid and unpaid losses	(98)	(33,513)	(2,445)
Prepaid reinsurance premiums	4,162	1,488	(5,157)
Deferred policy acquisition costs	(1,531)	(1,204)	(5,773)
Other assets	(1,044)	5,612	2,772
Increase (decrease) in:
Losses and loss adjustment expenses	42,400	80,521	38,692
Unearned premiums	3,585	6,688	24,625
Payable to insurance companies	(1,242)	(307)	(863)
Reinsurance funds held and balances payable	(116)	(2,591)	3,659
Other liabilities	718	609	1,577

Total adjustments	52,257	64,037	56,613

Net cash provided by operating activities	74,291	81,947	70,674

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(201,920)	(203,789)	(115,954)
Proceeds from sale of equity securities available for sale	—	8	2,409
Proceeds from sales and maturities of debt securities available for sale	116,978	122,317	47,362
Capital expenditures	(4,850)	(15,810)	(5,244)
Purchase of books of business	(834)	(3,557)	(446)
Proceeds from sale of assets	—	633	2,837
Deconsolidation of subsidiary	—	—	(4,218)
Loan receivable	(202)	(5,905)	174
Net cash deposited in funds held	529	501	2,315

Net cash used in investing activities	(90,299)	(105,602)	(70,765)

Cash Flows From Financing Activities
Proceeds from lines of credit	14,078	14,307	10,489
Payment of lines of credit	(14,078)	(19,451)	(15,851)
Book overdrafts	142	924	268
Net proceeds from debentures	—	19,400	24,250
Stock options exercised	(538)	1,092	145
Share repurchases of common stock	—	(4,191)	—
Incremental tax benefits from stock options exercised	1,532	—	—
Other financing activities	(290)	(263)	18

Net cash provided by financing activities	846	11,818	19,319

Net (decrease) increase in cash and cash equivalents	(15,162)	(11,837)	19,228
Cash and cash equivalents, beginning of year	58,038	69,875	50,647

Cash and cash equivalents, end of year	$42,876	$58,038	$69,875

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,616	$3,428	$1,902
Net income taxes paid	$9,159	$6,404	$5,578
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Tax benefit from stock options	$1,532	$105	$30
Stock-based employee compensation	$121	$41	$78
Accrued liability for purchase of building(1)	$—	$—	$11,583

(1)	On January 19, 2005, the Company closed on the purchase of its new headquarters in Southfield, Michigan, with a cash settlement of $11.6 million paid to the developer.
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
Investments
      The Company’s investment securities at December 31, 2006 and 2005, are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes.
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
Other Than Temporary Impairments of Securities and Unrealized Losses on Investments
      The Company’s investment portfolio is primarily invested in debt securities classified as available for sale, with a concentration in fixed income securities of a high quality. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of the following factors: (1) rating downgrade or other credit event (e.g., failure to pay interest when due); (2) financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; (3) prospects for the issuer’s industry segment, and (4) intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. The Company evaluates its investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other than temporarily impaired are written down to their estimated net fair value and the related losses are recognized in operations. There were no impaired investments written down in 2006, 2005, and 2004.
Losses and Loss Adjustment Expenses and Reinsurance Recoverables
      The liability for losses and loss adjustment expenses (“LAE”) represent case base estimates of reported unpaid losses and LAE and actuarial estimates of incurred but not reported losses (“IBNR”) and LAE. In addition, the liability for losses and loss adjustment expenses represents estimates received from ceding reinsurers on assumed business. Such liabilities, by necessity, are based upon estimates and, while management believes the amount of its reserves is adequate, the ultimate liability may be greater or less than the estimate.
      Reserves related to the Company’s direct business and assumed business it manages directly, are established through transactions processed through the Company’s internal systems and related controls. Accordingly, case reserves are established on a current basis, and regularly reviewed and updated as additional information becomes available. IBNR is determined utilizing various actuarial methods based upon historical data. Ultimate reserve estimates related to assumed business from residual markets are provided by individual states on a two quarter lag and include an estimated reserve based upon actuarial methods for this lag. Assumed business which is subsequently 100% retroceded to participating reinsurers relates to business previously discontinued and now is in run-off. Finally, in relation to assumed business from other sources, the

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company receives case and paid loss data within a forty-five day reporting period and develops estimates for IBNR based on current and historical data.
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
      The methods for making such estimates and for establishing the loss reserves and reinsurance recoverables are continually reviewed and updated. There were no significant changes in key assumptions during 2006, 2005 and 2004.
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
      For the year ending December 31, 2006, total assumed written premiums were $83.9 million, of which $72.6 million, relates to assumed business we manage directly, and therefore, no estimation is involved. The remaining $11.3 million of assumed written premiums includes $10.1 million related to residual markets.
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
      Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they were earned. Commission income is reported net of any sub-producer commission expense. Any commission adjustments that occur subsequent to the earnings process are recognized upon notification from the insurance companies. Profit sharing commissions from insurance companies are recognized when determinable, which is when such commissions are received.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company reviews, on an ongoing basis, the collectibility of its receivables and establishes an allowance for estimated uncollectible accounts.
Deferred Policy Acquisition Costs
      Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts. The Company reduces these costs for premium deficiencies. There were no premium deficiencies for the years ending December 31, 2006, 2005 and 2004.
Participating Policyholder Dividends
      The Company’s method for determining policyholder dividends is a combination of subjective and objective decisions, which may include loss ratio analysis for the specific program and the Company’s overall business strategy. The Company determines the total dividends to be paid and then obtains the approval of the Board of Directors to pay up to a certain amount. At December 31, 2006 and 2005, the Company had $996,000 and $596,000 accrued for policyholder dividends, respectively.
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
Goodwill and Other Intangible Assets
      The Company is required to test, at least annually, all existing goodwill for impairment using a fair value approach, on a reporting unit basis. The Company’s annual assessment date for goodwill impairment testing is October 1st. Also pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” the Company is required to test for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. In addition, the Company has an other intangible asset which has an indefinite life and is evaluated annually in accordance with SFAS No. 142. The Company’s remaining other intangible assets are being amortized over a five-year period.
Income Taxes
      The Company accounts for its income taxes under the asset and liability method. Deferred federal income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.
      At December 31, 2006, the Company had a deferred tax asset of $15.7 million. Realization of the deferred tax asset is dependent upon generating sufficient taxable income to absorb the applicable reversing temporary differences. At December 31, 2006, management concluded the positive evidence supporting the generation of future taxable income sufficient to recognize the deferred tax asset, without a valuation allowance. This positive evidence includes cumulative pre-tax income of $77.5 million for the three years ended December 31, 2006.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Options
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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Results for the years ended 2005 and 2004 have not been restated. If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for 2005 and 2004, would have been as follows (in thousands):

	2005	2004

Net income, as reported	$17,910	$14,061
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	27	52
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(108)	(220)

Pro forma net income	$17,829	$13,893

Earnings per share:
Basic — as reported	$0.62	$0.48
Basic — pro forma	$0.62	$0.48
Diluted — as reported	$0.60	$0.48
Diluted — pro forma	$0.60	$0.47
      Compensation expense of $121,000 has been recorded for the year ended December 31, 2006 under SFAS 123(R). Compensation expense of $41,000 and $78,000 was recorded for the years ended December 31, 2005 and 2004 under SFAS 148, respectively.
Long Term Incentive Plan
      In 2004, the Company approved the adoption of a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period with the first performance period commencing January 1, 2004. At the end of the three-year performance period, and if the performance target is achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a stock award. If the Company achieves the three-year performance target, payment of the cash portion of the award would be made in three annual installments, with the first payment being paid as of the end of the performance period and the remaining two payments to be paid in the subsequent two years. Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause. The portion of the award to be paid in the form of stock will be issued as of the end of the performance period. The number of shares of Company’s common stock subject to the stock award shall equal the dollar amount of one-half of the LTIP award divided by the fair market value of Company’s common stock on the first date of the performance period. The stock awards shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Compensation Committee of the Board of Directors, set forth in the LTIP.
Deferred Compensation Plan
      In 2006, the Company adopted an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company adopted the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for eligible employees.
Earnings Per Share
      Basic earnings per share are based on the weighted average number of common shares outstanding during the year, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method.
      Outstanding options of 112,959, 534,201, and 936,502 for the periods ended December 31, 2006, 2005, and 2004, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 126,660, 298,851, and 300,531 for the years ended December 31, 2006, 2005, and 2004, respectively. Shares related to the LTIP included in diluted earnings per share were 476,252 and 392,988 for the years ended December 31, 2006 and 2005, respectively. There were no shares related to the LTIP included in diluted earnings per share for the year ended December 31, 2004. In addition, shares issuable pursuant to outstanding warrants included in diluted earnings per share were 71,908 for the year ended December 31, 2004. There were no outstanding warrants as of December 31, 2006 and 2005.
Comprehensive Income
      Comprehensive income (loss) encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities, and net deferred derivative gains or losses on hedging activity.
Derivative Instruments
      The Company entered into two interest rate swap transactions in order to mitigate its interest rate risk. The Company accounts for these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. Under SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. Any portion of the hedge deemed to be ineffective is recognized within the consolidated statements of income. The Company does not use interest rate swaps for trading or other speculative purposes.
      In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This note is convertible at the option of the Company based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At December 31, 2006, the estimated fair value of the derivative was not material to the financial statements.
Recent Accounting Pronouncements
      In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective for fiscal periods beginning after September 15, 2006. The Company will evaluate

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the impact of SFAS No. 155, but believes the adoption of SFAS No. 155 will not impact its consolidated financial statements.
      In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective for fiscal periods beginning after September 15, 2006. The Company will evaluate the impact of SFAS No. 156, but believes the adoption of SFAS No. 156 will not impact its consolidated financial statements.
      In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which becomes effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting and reporting for uncertain tax positions. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement, and presentation of uncertain tax positions taken or expected to be taken in an income tax return. The Company has evaluated the impact of FIN 48 and has determined it will not have a material impact on its consolidated financial statements or disclosure requirements upon adoption.
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
      In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the recognition, on a prospective basis, of the funded status of a company’s defined benefit plan as an asset or liability. In addition, any unrecognized gains and losses or prior service costs shall be recognized as a component of accumulated other comprehensive income. SFAS No. 158 will also require additional disclosures in the notes to financial statements. In addition, SFAS No. 158 requires companies to measure plan assets and obligations as of the year-end balance sheet date. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, with early application encouraged. The measurement date provisions are effective for the fiscal year ending December 31, 2008. The Company will evaluate the impact of SFAS No. 158, but believes the adoption of SFAS No. 158 will not impact its consolidated financial statements.
      In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 will permit entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The objective of SFAS No. 159 is to improve financial reporting and reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will evaluate the potential impact SFAS No. 159 will have on its consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments
      The estimated fair value of investments in securities is determined based on published market quotations and broker/ dealer quotations. The cost or amortized cost and estimated fair value of investments in securities at December 31, 2006 and 2005 are as follows (in thousands):

	December 31, 2006

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Debt Securities:
Debt securities issued by the U.S. government and agencies	$52,991	$282	$(521)	$52,752
Obligations of states and political subdivisions	221,296	1,840	(1,460)	221,676
Corporate securities	102,365	1,368	(1,515)	102,218
Mortgage and asset-backed securities	109,561	143	(1,626)	108,078

Total Debt Securities available for sale	$486,213	$3,633	$(5,122)	$484,724

	December 31, 2005

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Debt Securities:
Debt securities issued by the U.S. government and agencies	$57,026	$498	$(720)	$56,804
Obligations of states and political subdivisions	143,093	1,054	(1,493)	142,654
Corporate securities	107,761	2,106	(1,722)	108,145
Mortgage and asset-backed securities	96,067	127	(1,602)	94,592

Total Debt Securities available for sale	$403,947	$3,785	$(5,537)	$402,195

      Gross unrealized appreciation and depreciation on available for sale securities were as follows (in thousands):

	December 31,

	2006	2005

Unrealized appreciation	$3,633	$3,785
Unrealized depreciation	(5,122)	(5,537)

Net unrealized depreciation	(1,489)	(1,752)
Deferred federal income tax benefit	521	613

Net unrealized depreciation on investments, net of deferred federal income taxes	$(968)	$(1,139)

      The gross realized gains and gross realized losses on the sale of available for sale debt securities were $0 and $30,000, respectively, for the year ended December 31, 2006. The proceeds from the sale of debt securities were $77.3 million.
      The gross realized gains and gross realized losses on the sale of available for sale debt securities were $47,000 and $142,000, respectively, for the year ended December 31, 2005. The gross realized gains and gross realized losses on the sale of available for sale equity securities were $8,000 and $0, respectively, for the year

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended December 31, 2005. The proceeds from the sale of debt securities and equity securities were $95.1 million and $8,000, respectively.
      The gross realized gains and gross realized losses on the sale of available for sale debt securities were $97,000 and $190,000, respectively, for the year ended December 31, 2004. The gross realized gains and gross realized losses on the sale of available for sale equity securities were $429,000 and $0, respectively, for the year ended December 31, 2004. The proceeds from the sale of debt securities and equity securities were $7.0 million and $2.4 million, respectively.
      At December 31, 2006, the amortized cost and estimated fair value of available for sale debt securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$36,777	$36,714
Due after one year through five years	163,719	163,256
Due after five years through ten years	142,668	142,750
Due after ten years	33,488	33,926
Mortgage-backed securities	109,561	108,078

	$486,213	$484,724

      Net investment income for the three years ended December 31, 2006, 2005, and 2004 was as follows (in thousands):

	2006	2005	2004

Net Investment Income Earned From:
Debt securities	$19,376	$16,080	$13,559
Equity securities	—	37	149
Cash and cash equivalents	3,279	2,291	1,657

Total gross investment income	22,655	18,408	15,365
Less investment expenses	580	433	454

Net investment income	$22,075	$17,975	$14,911

      United States government obligations, municipal bonds, and bank certificates of deposit aggregating $148.8 million and $128.7 million were on deposit at December 31, 2006 and 2005, respectively, with state regulatory authorities or otherwise pledged as required by law or contract.
Other Than Temporary Impairments of Securities and Unrealized Losses on Investments
      At December 31, 2006 and 2005, the Company had 293 and 267, securities that were in an unrealized loss position, respectively. These investments each had unrealized losses of less than ten percent of the amortized cost of the investment. At December 31, 2006, 128 of those investments, with an aggregate $127.3 million and $3.1 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. At December 31, 2005, thirty-nine of those investments, with an aggregate $29.9 million and $1.2 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching the

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) the Company also determined that the changes in market value were considered normal in relation to overall fluctuations in interest rates.
      The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows for the years ended (in thousands):

	December 31, 2006

	Less than 12 months		Greater than 12 months		Total

	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$14,586	$(61)	$27,076	$(460)	$41,662	$(521)
Obligations of states and political subdivisions	45,726	(210)	68,958	(1,250)	114,684	(1,460)
Corporate securities	7,646	(61)	55,520	(1,454)	63,166	(1,515)
Mortgage and asset backed securities	20,462	(91)	67,495	(1,535)	87,957	(1,626)

Totals	$88,420	$(423)	$219,049	$(4,699)	$307,469	$(5,122)

	December 31, 2005

	Less than 12 months		Greater than 12 months		Total

	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$10,627	$(155)	$24,328	$(565)	$34,955	$(720)
Obligations of states and political subdivisions	64,559	(877)	24,818	(616)	89,377	(1,493)
Corporate securities	33,820	(769)	29,586	(953)	63,406	(1,722)
Mortgage and asset backed securities	58,048	(953)	20,667	(649)	78,715	(1,602)

Totals	$167,053	$(2,754)	$99,399	$(2,783)	$266,452	$(5,537)

3.	Liability for Losses and Loss Adjustment Expenses
      The Company regularly updates its reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior reserve estimates are

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reflected in results of operations in the year such changes are determined to be needed and recorded. Activity in the reserves for losses and loss adjustment expenses is summarized as follows (in thousands):

	For the Years Ended December 31,

	2006	2005	2004

Balance, beginning of year	$458,677	$378,157	$339,465
Adjustment for deconsolidation of subsidiary(1)	—	—	(2,989)
Less reinsurance recoverables	187,254	151,161	147,446

Net balance, beginning of year	271,423	226,996	189,030

Incurred related to:
Current year	149,012	146,658	131,409
Prior years	(2,719)	4,884	4,529

Total incurred	146,293	151,542	135,938

Paid related to:
Current year	31,790	28,059	26,534
Prior years	83,271	79,056	71,438

Total paid	115,061	107,115	97,972

Net balance, end of year	302,655	271,423	226,996
Plus reinsurance recoverables	198,422	187,254	151,161

Balance, end of year	$501,077	$458,677	$378,157

(1)	In accordance with FIN 46(R), the Company performed an evaluation of its business relationships and determined that its wholly owned subsidiary, American Indemnity, did not meet the tests for consolidation, as neither the Company, nor its subsidiary Star, are the primary beneficiaries of American Indemnity. Therefore, effective January 1, 2004, the Company deconsolidated American Indemnity on a prospective basis in accordance with the provisions of FIN 46(R). The adoption of FIN 46(R) and the deconsolidation of American Indemnity did not have a material impact on the Company’s consolidated balance sheet or consolidated statement of income.
     As a result of favorable development on prior accident years’ reserves, the provision for loss and loss adjustment expenses (“LAE”) decreased by $2.7 million in calendar year 2006. As a result of adverse development on prior accident years’ reserves, the provision for loss and loss adjustment expenses increased by $4.9 million and $4.5 million, in calendar years 2005 and 2004, respectively.
      For the year ended December 31, 2006, the Company reported net favorable development on loss and LAE of $2.7 million, or 1.0% of net loss and LAE reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2006. The $2.7 million of favorable development reflects favorable development of $920,000, $1.8 million, and $848,000 related to workers’ compensation programs, other lines of business, and residual markets, respectively. The 2006 development also reflects adverse development of $283,000 and $596,000 related to commercial multiple peril and commercial auto programs, respectively.
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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

4.	Reinsurance
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
      Intercompany pooling agreements are commonly entered into between affiliated insurance companies, so as to allow the companies to utilize the capital and surplus of all of the companies, rather than each individual company. Under pooling arrangements, companies share in the insurance business that is underwritten and allocate the combined premium, losses and related expenses between the companies within the pooling arrangement. The Insurance Company Subsidiaries utilize an Inter-Company Reinsurance Agreement (the “Pooling Agreement”). This Pooling Agreement includes Star, Ameritrust Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”) and Williamsburg National Insurance Company (“Williamsburg”). Pursuant to the Pooling Agreement, Savers, Ameritrust and Williamsburg have agreed to cede to Star and Star has agreed to reinsure 100% of the liabilities and expenses of Savers, Ameritrust and Williamsburg, relating to all insurance and reinsurance policies issued by them. In return, Star agrees to cede and Savers, Ameritrust and Williamsburg have agreed to reinsure Star for their respective percentages of the liabilities and expenses of Star. Annually, the Company examines the Pooling Agreement for any changes to the ceded percentage for the liabilities and expenses. Any changes to the Pooling Agreement must be submitted to the applicable regulatory authorities for approval.
      The Company receives ceding commissions in conjunction with reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $9.2 million, $13.5 million, and $12.1 million in 2006, 2005, and 2004, respectively.
      At December 31, 2006 and 2005, the Company had reinsurance recoverables for paid and unpaid losses of $202.7 million and $202.6 million, respectively. The Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. The largest unsecured reinsurance recoverable is due from an admitted reinsurer, which has an “A” rating from A.M. Best and accounts for 40.8% of the total recoverable for paid and unpaid losses.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has historically maintained an allowance for the potential exposure to uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. The following table sets forth the Company’s exposure to uncollectible reinsurance and related allowances for the years ending December 31, 2006 and 2005 (in thousands):

	2006	2005

Gross Exposure	$14,815	$14,046
Collateral or other security	(3,623)	(2,749)
Allowance	(9,731)	(9,662)

Net Exposure	$1,461	$1,635

      The Company maintains an excess-of-loss reinsurance treaty designed to protect against large or unusual loss and loss adjustment expense activity. The Company determines the appropriate amount of reinsurance primarily based on the Company’s evaluation of the risks accepted, but also considers analysis prepared by consultants and reinsurers and market conditions, including the availability and pricing of reinsurance. To date, there have been no material disputes with the Company’s excess-of-loss reinsurers. No assurance can be given, however, regarding the future ability of any of the Company’s excess-of-loss reinsurers to meet their obligations.
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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.0 million for casualty losses and up to $5.0 million, for property losses occurring on or after May 1, 2006. This treaty also provides an additional $1.0 million of reinsurance clash coverage for the casualty lines.
      Under the property reinsurance treaty, reinsurers are responsible for 100% of the amount of each loss in excess of $500,000, up to $5.0 million per location. In addition, there is coverage for loss events involving multiple locations up to $20.0 million after the Company has incurred $750,000 in loss.
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
      Facultative reinsurance is purchased for property values in excess of $5.0 million, casualty limits in excess of $2.0 million or for coverage not covered by a treaty.
      Reconciliations of direct to net premiums, on a written and earned basis, for 2006, 2005, and 2004 are as follows (in thousands):

	2006		2005		2004

	Written	Earned	Written	Earned	Written	Earned

Direct	$246,985	$251,288	$264,511	$264,381	$261,653	$247,169
Assumed(1)	83,887	75,999	67,698	61,141	51,840	41,699
Ceded	(68,204)	(72,367)	(74,075)	(75,563)	(79,532)	(74,375)

Net	$262,668	$254,920	$258,134	$249,959	$233,961	$214,493

One reinsurer, with a financial strength rating of “A” (Excellent) rated by A.M. Best, accounts for 12.7% of ceded premiums in 2006.

(1)	For the years ending December 31, 2006, 2005, and 2004, $72.6 million, $56.0 million, and $38.2 million, relates to assumed business the Company manages directly, respectively. The related transactions of this business are processed through the Company’s internal systems and related controls. In addition, the Company does not assume any foreign reinsurance.

5.	Segment Information
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

MEADOWBROOK INSURANCE GROUP, INC.
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
Agency Operations
      The Company earns commissions through the operation of its retail property and casualty insurance agencies located in Michigan, California, and Florida. The agency operations produce commercial, personal lines, life, and accident and health insurance, for more than fifty unaffiliated insurance carriers. The agency produces an immaterial amount of business for its affiliated Insurance Company Subsidiaries.
      The following table sets forth the segment results (in thousands):

	For the Years Ended December 31,

	2006	2005	2004

Revenues
Net earned premiums	$254,920	$249,959	$214,493
Management fees	18,714	16,741	16,253
Claims fees(2)	8,776	7,113	13,207
Loss control fees	2,216	2,260	2,174
Reinsurance placement	735	660	420
Investment income	21,115	17,692	14,887
Net realized gains	69	85	339

Specialty risk management	306,545	294,510	261,773
Agency operations	12,285	11,304	9,805
Miscellaneous income(3)	960	365	24
Intersegment revenue	(1,554)	(2,162)	(1,324)

Consolidated revenue	$318,236	$304,017	$270,278

Pre-tax income:
Specialty risk management	$37,950	$29,444	$23,205
Agency operations(1)	2,951	3,343	2,257
Non-allocated expenses	(9,396)	(7,121)	(5,088)

Consolidated pre-tax income	$31,505	$25,666	$20,374

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the years ended December 31, 2006, 2005, and 2004, the allocation of corporate overhead to the agency operations segment was $2.9 million, $3.1 million, and $3.5 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	During 2004, the Company accelerated the recognition of $3.5 million in deferred claim revenue, as a result of an earlier than anticipated termination of two limited duration administrative services and multi-state claims run-off contracts. These contracts had been terminated by the liquidator for the companies during the third quarter of 2004. Had the contract not been terminated, the Company would have received additional claims fee revenue for continued claims handling services.

(3)	The miscellaneous income included in the revenue relates to miscellaneous interest income within the holding company.
     The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Years Ended December 31,

	2006	2005	2004

Holding company expenses	$(2,830)	$(2,892)	$(2,431)
Amortization	(590)	(373)	(376)
Interest expense	(5,976)	(3,856)	(2,281)

	$(9,396)	$(7,121)	$(5,088)

6.	Debt
Lines of Credit
      In November 2004, the Company entered into a revolving line of credit for up to $25.0 million, which expires in November 2007. The Company plans to renew the line of credit upon its expiration and will be evaluating the renewal terms based upon the Company’s overall capital strategy. The Company uses the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, the Company and certain of its non-regulated subsidiaries pledged security interests in certain property and assets of the Company and named subsidiaries.
      At December 31, 2006 and 2005, the Company had an outstanding balance of $7.0 million and $5.0 million, respectively, on the revolving line of credit.
      The revolving line of credit provides for interest at a variable rate based, at the Company’s option, upon either a prime based rate or LIBOR based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to the Company from subsidiaries during such period (“Adjusted EBITDA”). At December 31, 2006, the weighted average interest rate for LIBOR based borrowings outstanding was 6.7%.
      Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of December 31, 2006, the Company was in compliance with these covenants.
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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Debentures
      In April 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. At December 31, 2006, the interest rate was 9.37%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.
      In May 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. At December 31, 2006, the interest rate was 9.57%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.
      The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries in December 2004. The remaining proceeds from the issuance of the senior debentures were used for general corporate purposes.
Junior Subordinated Debentures
      In September 2005, Meadowbrook Capital Trust II (the “Trust II”), an unconsolidated subsidiary trust of the Company, issued $20.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $20.6 million in junior subordinated debentures, which includes the Company’s investment in the trust of $620,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. At December 31, 2006, the interest rate was 8.94%. These debentures are callable by the Company at par beginning in October 2010.
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
      In September 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable TPS to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. At December 31, 2006, the interest rate was 9.42%. These debentures are callable by the Company at par beginning in October 2008.
      The Company received $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In October 2005, the Company entered into two interest rate swap transactions to mitigate its interest rate risk on $5.0 million and $20.0 million of the Company’s senior debentures and trust preferred securities, respectively. The Company accrues for these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is being recognized as an adjustment to interest expense.
      The first interest rate swap transaction, which relates to $5.0 million of the Company’s $12.0 million issuance of senior debentures, has an effective date of October 6, 2005 and ending date of May 24, 2009. The Company is required to make certain quarterly fixed rate payments calculated on a notional amount of $5.0 million, non-amortizing, based on a fixed annual interest rate of 8.925%. The counterparty is obligated to make quarterly floating rate payments to the Company, referencing the same notional amount, based on the three-month LIBOR, plus 4.20%.
      The second interest rate swap transaction, which relates to $20.0 million of the Company’s $20.0 million issuance of trust preferred securities, has an effective date of October 6, 2005 and ending date of September 16, 2010. The Company is required to make quarterly fixed rate payments calculated on a notional amount of $20.0 million, non-amortizing, based on a fixed annual interest rate of 8.34%. The counterparty is obligated to make quarterly floating rate payments to the Company, referencing the same notional amount, based on the three-month LIBOR, plus 3.58%.
      In relation to the above interest rate swaps, the net interest income received for the year ended December 31, 2006, was approximately $67,000. The net interest expense incurred for the year ended December 31, 2005, was approximately $4,000. The total fair value of the interest rate swaps as of December 31, 2006 and 2005 was approximately $200,000 and $14,000, respectively. Accumulated other comprehensive income at December 31, 2006 and 2005, included accumulated income on the cash flow hedge, net of taxes, of approximately $130,000 and $9,000, respectively.
      In July 2005, the Company made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, the Company loaned an additional $3.5 million to the unaffiliated insurance agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At December 31, 2006, the estimated fair value of the derivative is not material to the financial statements.

8.	Regulatory Matters and Rating Issues
      A significant portion of the Company’s consolidated assets represent assets of its Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Services (“OFIS”) restricts the amount of funds that may be transferred to the Company in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At December 31, 2006, Star’s earned surplus position was positive $13.2 million. At December 31, 2005, Star had negative earned surplus of $7.2 million. Based upon the 2006 statutory financial statements, Star may pay a dividend of up to $13.2 million without the prior approval of OFIS. No statutory dividends were paid in 2006 or 2005.
      Summarized 2006 and 2005 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, is as follows (in thousands):

	2006				2005

	Star	Savers	Williamsburg	Ameritrust	Star	Savers	Williamsburg	Ameritrust

Statutory capital and surplus	$165,107	$35,914	$18,979	$16,463	$141,136	$31,883	$16,447	$14,398
RBC authorized control level	31,569	5,710	2,960	2,532	37,265	7,673	4,043	3,345
Statutory net income (loss)	9,517	4,135	1,969	2,311	13,446	283	(518)	539
      Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of December 31, 2006, on a statutory combined basis, the gross and net premium leverage ratios were 2.0 to 1.0 and 1.6 to 1.0, respectively.
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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At December 31, 2006, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $165.1 million and $141.1 million at December 31, 2006 and 2005, respectively. The calculated RBC was $31.6 million in 2006 and $37.3 million in 2005. The threshold requiring the minimum regulatory involvement was $63.1 million in 2006 and $74.5 million in 2005.

9.	Deferred Policy Acquisition Costs
      The following table reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

	For the Years Ended December 31,

	2006	2005	2004

Balance, beginning of period	$26,371	$25,167	$19,564
Acquisition costs deferred	39,201	35,367	30,883
Amortized to expense during the period	(37,670)	(34,163)	(25,280)

Balance, end of period	$27,902	$26,371	$25,167

      The Company reduces deferred policy acquisition costs for premium deficiencies. There were no premium deficiencies at December 31, 2006, 2005, and 2004.

10.	Income Taxes
      The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,

	2006	2005	2004

Current tax expense	$8,858	$6,410	$4,775
Deferred tax expense	741	1,347	1,577

Total provision for income tax expense	$9,599	$7,757	$6,352

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the Company’s tax provision on income from operations to the U.S. federal income tax rate of 35% in 2006 and 2005, and 34% in 2004 is as follows (in thousands):

	For the Years Ended December 31,

	2006	2005	2004

Tax provision at statutory rate	$11,027	$8,982	$6,927
Tax effect of:
Tax exempt interest	(2,021)	(1,291)	(777)
State income taxes, net of federal benefit	352	458	38
Impact of increase in statutory rate relating to deferred tax assets at December 31, 2005	—	(386)	—
Other, net	241	(6)	164

Federal income tax expense	$9,599	$7,757	$6,352

Effective tax expense rate	30.5%	30.2%	31.2%

      The current statutory tax rate of 35% is based upon $31.0 million and $25.0 million of taxable income for 2006 and 2005, respectively. The 2004 statutory tax rate of 34% is based upon $6.8 million of taxable income after the utilization of $13.1 million of net operating loss carryforwards. At $18.3 million of taxable income, the statutory tax rate increased to 35%. At December 31, 2006 and 2005, the current taxes receivable (payable) were $1.6 million and ($268,000), respectively.
      Deferred federal income taxes, under SFAS No. 109, “Accounting for Income Taxes,” reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.
      The components of deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	2006		2005

	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Unpaid losses and loss adjustment expenses	$14,557	$—	$14,125	$—
Unearned premium reserves	8,701	—	8,248	—
Unrealized loss/ gains on investments	451	—	608	—
Deferred policy acquisition expense	—	9,765	—	9,230
Allowance for doubtful accounts	1,032	—	1,330	—
Policyholder dividends	348	—	208	—
Alternate minimum tax credit	—	—	637	—
Goodwill	—	1,900	—	1,529
Deferred revenue	152	—	125	—
Long term incentive plan	1,078	—	865	—
Amortization of intangible assets	352	—	227	—
Deferred gain on sale-leaseback transaction	231	—	262	—
Other	495	—	754	—

Total deferred taxes	27,397	11,665	27,389	10,759

Net deferred tax assets	$15,732		$16,630

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Realization of the deferred tax asset is dependent on generating sufficient taxable income to absorb the applicable reversing temporary differences. Refer to Note 1 — Summary of Significant Accounting Policies.

11.	Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan
      The Company has two plans under which it has issued stock options, its 1995 and 2002 Amended and Restated Stock Option Plans (the “Plans”). Currently the Plans’ options have either five or ten-year terms and are exercisable and vest in equal increments over the option term. The Company has not issued any new stock options to employees since 2003.
      The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2006		2005		2004

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of year	1,605,901	$5.42	2,121,317	$5.53	2,381,609	$5.80
Exercised	(791,038)	$3.32	(97,825)	$2.90	(39,500)	$2.74
Expired and/or forfeited	(423,185)	$7.54	(417,591)	$6.57	(220,792)	$8.97

Outstanding — end of year	391,678	$7.38	1,605,901	$5.42	2,121,317	$5.53

Exercisable at end of year	324,704	$7.62	1,288,296	$5.65	1,451,015	$5.92
      The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$2.173 to $3.066	267,219	0.9	$2.56	219,107	$2.64
$3.507	10,000	0.4	$3.51	10,000	$3.51
$6.48	1,500	3.0	$6.48	0	$6.48
$10.91 to $30.45	112,959	1.3	$19.14	95,597	$19.46

	391,678	1.0	$7.38	324,704	$7.62

      In 2004, the Company approved the adoption of a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period with the first performance period commencing January 1, 2004. At the end of the three-year performance period, and if the performance target is achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a stock award. If the Company achieves the three-year performance target, payment of the cash portion of the award would be made in three annual installments, with the first payment being paid as of the end of the performance period and the remaining two payments to be paid in the subsequent two years. Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause. The portion of the award to be paid in the form of stock will be issued as of the end of the performance period. The number of shares of Company’s common stock subject to the stock award shall equal the dollar amount of one-half of the LTIP award divided by the fair market value of Company’s common stock on the first date of the performance period. The stock awards

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Compensation Committee of the Board of Directors, set forth in the LTIP. At December 31, 2006, the Company had $1.4 million and $2.5 million accrued for the cash and stock award, respectively, for a total accrual of $3.9 million under the LTIP. At December 31, 2005, the Company had $894,000 and $1.6 million accrued for the cash and stock award, respectively, for a total accrual of $2.5 million under the LTIP. Accordingly, the Company included 476,252 and 392,988 in diluted earnings per share for the years ended December 31, 2006 and 2005, respectively.
      In 2006, the Company adopted an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company adopted the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. At December 31, 2006, the Company had $211,000 accrued for deferred compensation.

12.	Shareholders’ Equity
      At December 31, 2006, shareholders’ equity was $201.7 million, or a book value of $6.93 per common share, compared to $177.4 million, or a book value of $6.19 per common share at December 31, 2005.
      In October 2005, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. For the year ended December 31, 2006, the Company did not repurchase any common stock. For the year ended December 31, 2005, the Company purchased and retired 772,900 shares of common stock for a total cost of approximately $4.2 million. Of these shares, 63,000 shares for a total cost of approximately $372,000 related to the current share repurchase plan. As of December 31, 2006, the cumulative amount the Company repurchased and retired under the current share repurchase plan was 63,000 shares of common stock for a total cost of approximately $372,000. As of December 31, 2006, the Company has available up to 937,000 shares remaining to be purchased.
      The Company’s Board of Directors did not declare a dividend in 2006 or 2005. When evaluating the declaration of a dividend, the Board of Directors considers a variety of factors, including but not limited to, the Company’s cash flow, liquidity needs, results of operations and its overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its subsidiaries. The Company did not receive any dividends from its regulated insurance subsidiaries in 2006 and 2005. Refer to Note 8 — Regulatory Matters and Rating Issues for additional information regarding dividend restrictions.

13.	Goodwill and Other Intangible Assets

Goodwill
      The Company evaluates existing goodwill for impairment on an annual basis as of October 1st, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company carries goodwill on two reporting units within the agency operations segment in the amount of $6.5 million and three reporting units within the specialty risk management operations segment in the amount of $25.0 million.
      In 2006, the Company recorded additional goodwill of $700,000, related to the 2005 acquisition of a Florida-based agency. During 2006, 2005, and 2004, the Company did not record any impairment losses in relation to its existing goodwill.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following sets forth the carrying amount of goodwill by business segment (in thousands):

		Specialty Risk
		Management
	Agency Operations	Operations	Total

Balance at December 31, 2006	$6,469	$25,033	$31,502
Balance at December 31, 2005	$5,769	$25,033	$30,802

Other Intangible Assets
      At December 31, 2006 and 2005, the Company had other intangible assets, net of related accumulated amortization, of $1.8 million and $2.4 million, respectively, recorded on the consolidated balance sheet as part of “Other Assets.”
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
      At December 31, 2006 and 2005, the gross carrying amount of other intangible assets was $3.3 million and the accumulated amortization was $1.5 million and $942,000, respectively. Amortization expense related to other intangible assets for 2006, 2005, and 2004, was $590,000, $373,000, and $376,000, respectively.
      Amortization expense for the five succeeding years is as follows (in thousands):

2007	$563
2008	265
2009	257
2010	213
2011	1

Total amortization expense	$1,299

14.	Commitments and Contingencies
      The Company has certain operating lease agreements for its offices and equipment. A majority of the Company’s lease agreements contain renewal options and rent escalation clauses. At December 31, 2006, future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

2007	$2,749
2008	2,512
2009	2,245
2010	1,868
2011	1,606
Thereafter	3,089

Total minimum lease commitments	$14,069

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense for the years ended December 31, 2006, 2005, and 2004, amounted to $2.4 million, $2.2 million, and $3.3 million, respectively.
      Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from insolvency funds were $288,000, $664,000, and $784,000, respectively, for 2006, 2005, and 2004. Most of these payments are recoverable through future policy surcharges and premium tax reductions.
      The Company’s Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. Total assessments paid to all such facilities were $2.9 million, $3.0 million, and $2.3 million, respectively, for 2006, 2005, and 2004.
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
      In 2004, the Company entered into an agreement with an unaffiliated third party to sell its property in Cerritos, California, owned by Savers and subsequently leaseback the property to Meadowbrook, Inc. There were no future commitments, obligations, provisions, or circumstances included in either the sale contract or the lease contract that would result in the Company’s continuing involvement; therefore, the assets associated with the property were removed from the Company’s consolidated balance sheets.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The sale proceeds were $2.9 million and the net book value of the property was $1.9 million. Direct costs associated with the transaction were $158,000. In conjunction with the sale, a deferred gain of $880,000 was recorded and is being amortized over the ten-year term of the operating lease. At December 31, 2006 and 2005, the Company had a deferred gain of $660,000 and $748,000, respectively, on the consolidated balance sheet in “Other Liabilities.” Total amortization of the gain for 2006, 2005, and 2004 was $88,000, $88,000, and $44,000, respectively, for a total accumulated amortization of $220,000 as of December 31, 2006.

16.	Related Party Transactions
      At December 31, 2006 and 2005, respectively, the Company held an $871,000 and $859,000 note receivable, including $210,000 of accrued interest at December 31, 2006, from an executive officer of the Company. Accrued interest at December 31, 2005 was $198,000. This note arose from a transaction in late 1998 in which the Company loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note bears interest equal to the Company’s borrowing rate and is due on demand any time after January 1, 2002. The loan is partially collateralized by 64,718 shares of the Company’s common stock under a stock pledge agreement. For the years ended December 31, 2006 and 2005, $31,500 and $42,000, respectively, have been paid against the loan. As of December 31, 2006, the cumulative amount that has been paid against this loan was $119,000.
      On June 1, 2001, the Company and the officer entered into an employment agreement, which provides the note is a non-recourse loan and the Company’s sole legal remedy in the event of a default is the right to reclaim the shares pledged under the stock pledge agreement. Also, if there is a change in control of the Company and the officer is terminated or if the officer is terminated without cause, the note is cancelled and deemed paid in full. In these events, the officer may also retain the pledged shares of the Company, or, at the officer’s discretion, sell these shares back to the Company at the then current market price or their book value, whichever is greater.
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
      Company employees over the age of 20 1/2 who have completed six months of service are eligible for participation in The Meadowbrook, Inc. 401(k) Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan provides for matching contributions and/or profit sharing contributions at the discretion of the Board of Directors of Meadowbrook, Inc. In 2006, 2005, and 2004, the matching contributions were $852,000, $806,000, and $600,000, respectively. There were no profit sharing contributions in 2006, 2005, and 2004.

18.	Fair Value of Financial Instruments
      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires companies to disclose the fair value information about their financial instruments. This standard excludes certain insurance related financial assets and liabilities and all nonfinancial instruments from its disclosure requirements.
      Due to the short-term nature of cash and cash equivalents, premiums and agent balances receivable, and accrued interest, their estimated fair value approximates their carrying value. Since debt and equity securities are recorded in the financial statements at their estimated fair market value as securities available for sale

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” their carrying value is their estimated fair value. The senior debentures, junior subordinated debentures, and the Company’s line of credit bear variable rate interest, so their estimated fair value approximates their carrying value. In addition, the Company’s derivative instruments, as disclosed in Note 7 — Derivative Instruments, are recorded in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and therefore are recorded at fair value.

19.	Quarterly Financial Data (Unaudited)
      The following is a summary of unaudited quarterly results of operations for 2006 and 2005 (in thousands, except per share and ratio data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2006:
Gross premiums written	$89,010	$74,261	$85,827	$81,774
Net premiums written	69,381	59,205	68,905	65,177
Net premiums earned	63,124	64,514	63,688	63,594
Net commissions and fees	11,289	10,698	9,612	9,573
Net investment income and realized gains/losses	5,232	5,405	5,612	5,895
Net losses and LAE incurred	37,043	37,146	36,129	35,975
Policy acquisition and other underwriting expenses	11,424	13,180	13,059	12,816
Other administrative expenses	7,959	7,275	6,908	7,272
Salaries and employee benefits	13,368	13,846	14,183	13,172
Interest expense	1,388	1,499	1,558	1,531
Net income	5,625	5,375	5,093	5,941
Diluted earnings per share	$0.19	$0.18	$0.17	$0.20
GAAP combined ratio(1)	96.2%	97.2%	97.2%	96.6%
2005:
Gross premiums written	$90,992	$75,959	$86,075	$79,183
Net premiums written	68,990	61,288	67,420	60,436
Net premiums earned	60,787	63,364	63,205	62,603
Net commissions and fees	10,099	8,034	9,200	8,583
Net investment income and realized gains/losses	3,977	4,581	4,632	4,952
Net losses and LAE incurred	37,134	37,728	38,469	38,211
Policy acquisition and other underwriting expenses	10,822	10,971	11,947	10,699
Other administrative expenses	7,785	6,046	6,037	7,315
Salaries and employee benefits	12,605	13,648	12,913	12,165
Interest expense	773	806	948	1,329
Net income	3,743	4,580	4,662	4,925
Diluted earnings per share	$0.13	$0.16	$0.16	$0.17
GAAP combined ratio(1)	99.3%	97.1%	99.8%	98.7%

(1)	Management uses the GAAP combined ratio and its components to assess and benchmark underwriting performance. The GAAP combined ratio is the sum of the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio. The GAAP loss and loss adjustment expense ratio is the unconsolidated net incurred loss and loss adjustment expense in relation to net earned premium. The GAAP expense ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium.

SCHEDULE I
MEADOWBROOK INSURANCE GROUP, INC.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2006
(In thousands)

			Amount at
			Which
			Shown in
			the Balance
Type of Investment	Cost	Value	Sheet

Fixed Maturities:
US government and government agencies and authorities	$52,991	$52,752	$52,752
States and political subdivisions	221,296	221,676	221,676
Corporate securities	102,365	102,218	102,218
Mortgage-backed securities	109,561	108,078	108,078

Total Investments	$486,213	$484,724	$484,724

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
BALANCE SHEET

	December 31,

	2006	2005

	(In thousands)
ASSETS
Cash and cash equivalents	$64	$73
Investment in subsidiaries	252,428	225,475
Goodwill	3,024	3,024
Other assets	28,137	25,441

Total assets	$283,653	$254,013

LIABILITIES
Other liabilities	$2,311	$1,448
Payable to subsidiaries	16,719	14,270
Debt	7,000	5,000
Debentures	55,930	55,930

Total liabilities	81,960	76,648

SHAREHOLDERS’ EQUITY
Common stock	291	287
Additional paid-in capital	126,828	124,819
Retained earnings	76,282	54,248
Note receivable from officer	(871)	(859)
Accumulated other comprehensive loss	(837)	(1,130)

Total shareholders’ equity	201,693	177,365

Total liabilities and shareholders’ equity	$283,653	$254,013

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
INCOME STATEMENT

	For the Years Ended December 31,

	2006	2005	2004

Revenue	$2,690	$2,198	$466
Operating expenses:
Interest expense	6,375	4,233	2,369
Other expenses	3,970	3,540	2,898

Total operating expenses	10,345	7,773	5,267

Loss before income taxes and subsidiary equity	(7,654)	(5,575)	(4,801)
Federal and state income tax benefit	(2,878)	(2,203)	(1,906)

Loss before subsidiary equity earnings	(4,776)	(3,372)	(2,895)
Subsidiary equity earnings	26,810	21,282	16,956

Net income	$22,034	$17,910	$14,061

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2006	2005	2004

Net income	$22,034	$17,910	$14,061
Other comprehensive income, net of tax:
Unrealized gain (losses) on securities:	152	(6,023)	(2,364)
Net deferred derivative gain — hedging activity	121	9
Deconsolidation of subsidiary	—	—	(45)
Less: reclassification adjustment for gains (losses) included in net income	20	56	(222)

Other comprehensive gain (loss)	293	(5,958)	(2,631)

Comprehensive income	$22,327	$11,952	$11,430

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2006	2005	2004

Net cash used in operating activities:	$(1,488)	$(8,437)	$(4,489)

Cash Flow from Investing Activities:
Dividends from subsidiaries	4,629	6,089	3,678
Investment in subsidiaries	(4,600)	(15,600)	(13,539)

Net cash provided by (used in) investing activities	29	(9,511)	(9,861)

Cash Flow from Financing Activities:
Proceeds from borrowings	12,500	9,500	3,744
Principal payments on borrowings	(10,500)	(13,544)	(8,700)
Net proceeds from issuance of debentures	—	19,400	24,250
Stock options exercised	(538)	1,092	145
Share repurchases of common stock	—	(4,191)	—
Other financing activities	(12)	9	18

Net cash provided by financing activities	1,450	12,266	19,457

(Decrease) increase in cash and cash equivalents	(9)	(5,682)	5,107
Cash and cash equivalents, beginning of year	73	5,755	648

Cash and cash equivalents, end of year	$64	$73	$5,755

SCHEDULE III
MEADOWBROOK INSURANCE GROUP, INC.
SUPPLEMENTARY INSURANCE INFORMATION
December 31, 2006
(In thousands)

Future Policy
		Benefits, Losses,		Other Policy
	Deferred Policy	Claims & Loss	Unearned	Claims & Benefits	Premium
	Acquisition Costs	Expenses	Premium	Payable	Revenue

Speciality Risk Management Operations	$27,902	$501,077	$144,575	—	$254,920
Agency Operations	—	—	—	—	—
Other	—	—	—	—	—

	$27,902	$501,077	$144,575	—	$254,920

		Benefits, Claims,
	Net	Losses &	Amortization of	Other
	Investment	Settlement	Deferred Policy	Operating	Premium
	Income	Expenses	Acquisition Costs	Expenses	Written

Speciality Risk Management Operations	$21,115	$146,293	$37,670	$84,632	$262,668
Agency Operations	—	—	—	9,334	—
Other	960	—	—	8,802	—

	$22,075	$146,293	$37,670	$102,768	$262,668

SCHEDULE III
MEADOWBROOK INSURANCE GROUP, INC.
SUPPLEMENTARY INSURANCE INFORMATION
December 31, 2005
(In thousands)

Future Policy
		Benefits, Losses,		Other Policy
	Deferred Policy	Claims & Loss	Unearned	Claims &	Premium
	Acquisition Costs	Expenses	Premium	Benefits Payable	Revenue

Speciality Risk Management Operations	$26,371	$458,677	$140,990	—	$249,959
Agency Operations	—	—	—	—	—
Other	—	—	—	—	—

	$26,371	$458,677	$140,990	—	$249,959

		Benefits, Claims,
	Net	Losses &	Amortization of	Other
	Investment	Settlement	Deferred Policy	Operating	Premium
	Income	Expenses	Acquisition Costs	Expenses	Written

Speciality Risk Management Operations	$17,692	$151,542	$34,163	$79,361	$258,134
Agency Operations	—	—	—	7,961	—
Other	283	—	—	5,324	—

	$17,975	$151,542	$34,163	$92,646	$258,134

SCHEDULE III
MEADOWBROOK INSURANCE GROUP, INC.
SUPPLEMENTARY INSURANCE INFORMATION
December 31, 2004
(In thousands)

Future Policy
		Benefits, Losses,		Other Policy
	Deferred Policy	Claims &	Unearned	Claims &	Premium
	Acquisition Costs	Loss Expenses	Premium	Benefits Payable	Revenue

Speciality Risk Management Operations	$25,167	$378,157	$134,302	—	$214,493
Agency Operations	—	—	—	—	—
Other	—	—	—	—	—

	$25,167	$378,157	$134,302	—	$214,493

		Benefits, Claims,
	Net	Losses &	Amortization of	Other
	Investment	Settlement	Deferred Policy	Operating	Premium
	Income	Expenses	Acquisition Costs	Expenses	Written

Speciality Risk Management Operations	$14,887	$135,938	$25,280	$83,978	$233,961
Agency Operations	—	—	—	8,805	—
Other	24	—	—	(4,097)	—

	$14,911	$135,938	$25,280	$88,686	$233,961

SCHEDULE IV
MEADOWBROOK INSURANCE GROUP, INC.
REINSURANCE
For the Years Ended December 31,
(In thousands)

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

Property and Liability Insurance
2006	$251,288	$72,367	$75,999	$254,920	29.81%
2005	$264,381	$75,563	$61,141	$249,959	24.46%
2004	$247,169	$74,375	$41,699	$214,493	19.44%

SCHEDULE V
MEADOWBROOK INSURANCE GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31,
(In thousands)

		Additions
				Deductions
	Balance at	Charged to	Charged to	from	Balance at
	Beginning	Costs and	Other	Allowance	End of
	of Period	Expense	Accounts	Account	Period

Allowance for doubtful accounts
2006	$3,901	$593	—	$1,546	$2,948
2005	$4,336	$704	—	$1,139	$3,901
2004	$4,651	$822	—	$1,137	$4,336

SCHEDULE VI
MEADOWBROOK INSURANCE GROUP, INC.
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND
CASUALTY INSURANCE OPERATIONS

	For the Years Ended December 31,
	(In thousands)

		Reserves for
	Deferred	Losses and	Discount, if any,
	Policy	Loss	deducted from		Net	Net
	Acquisition	Adjustment	previous	Unearned	Premiums	Investment
Affiliation with Registrant	Costs	Expenses(2)	column(1)	Premiums(2)	Earned	Income

(a)Consolidated Property and Casualty Subsidiaries
2006	$27,902	$501,077	—	$144,575	$254,920	$21,115
2005	$26,371	$458,677	—	$140,990	$249,959	$17,692
2004	$25,167	$378,157	—	$134,302	$214,493	$14,887

	Losses and loss		Amortization of	Paid losses
	adjustment expense		deferred policy	and loss	Net
			acquisition	adjustment	Premiums
	Current Year	Prior Years	expenses	expenses	Written

2006	$149,012	$(2,719)	$37,670	$115,061	$262,668
2005	$146,658	$4,884	$34,163	$107,115	$258,134
2004	$131,409	$4,529	$25,280	$97,972	$233,961

(1)	The Company does not employ any discounting techniques.

(2)	Reserves for losses and loss adjustment expenses are shown gross of $198.4 million, $187.3 million and $151.2 million of reinsurance recoverable on unpaid losses in 2006, 2005 and 2004, respectively. Unearned premiums are shown gross of ceded unearned premiums of $20.4 million, $24.6 million and $26.1 million in 2006, 2005 and 2004, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
Exhibit Index

Exhibit		Filing
No.	Description	Basis

3.1	Amended and Restated Articles of Incorporation of the Company	(5)
3.2	Amended and Restated Bylaws of the Company	(1)
4.1	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003	(7)
4.2	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc. and LaSalle Bank National Association, dated as of September 16, 2005	(14)
10.1	Meadowbrook Insurance Group, Inc. Amended and Restated 1995 Stock Option Plan	(9)
10.2	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994	(1)
10.3	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement	(4)
10.4	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan	(9)
10.5	Agency Agreement by and between Meadowbrook, Inc., Preferred Insurance Agency, Inc., TPA Insurance Agency, Inc., Preferred Comp Insurance Agency of New Hampshire, TPA Insurance Agency of New Hampshire, Inc., Meadowbrook of Nevada, Inc., d/b/a Meadowbrook Insurance Services, Meadowbrook of Florida, Inc., Association Self-Insurance Services, Inc., Commercial Carriers Insurance Agency, Inc., and Star Insurance Company, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation, dated January 1, 2003	(6)
10.6	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust I, and Dekania CDO I, Ltd., dated September 30, 2003	(7)
10.7	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees Named Herein, dated September 30, 2003	(7)
10.8	Guaranty Agreement between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003	(7)
10.9	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2004	(8)
10.10	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2004	(8)
10.11	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan	(11)
10.12	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004	(11)
10.13	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated May 26, 2004	(11)
10.14	Land Contract between Meadowbrook Insurance Group, Inc. and MB Center II LLC, dated July 15, 2004	(11)
10.15	Loan Agreement by and between Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Star Insurance Company, Williamsburg National Insurance Company, Meadowbrook Insurance Group, Inc., and Meadowbrook, Inc., dated September 1, 2004	(12)
10.16	Credit Agreement among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004	(10)
10.17	Revolving Note among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004	(10)

Exhibit		Filing
No.	Description	Basis

10.18	Security Agreement among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004	(10)
10.19	Form of Nonqualified Stock Option Agreement under the Meadowbrook Insurance Group, Inc., Stock Option Plan, dated February 21, 2003	(12)
10.20	Lease Agreement between Meadowbrook Insurance Group, Inc. and Meadowbrook, Inc., dated December 6, 2004	(12)
10.21	Master Lease Agreement between LaSalle National Leasing Corporation and Meadowbrook Insurance Group, Inc., dated December 30, 2004	(12)
10.22	Promissory Note between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005	(12)
10.23	Commercial Mortgage between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005	(12)
10.24	Assignment of Leases and Rents between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005	(12)
10.25	Form of At-Will Employment and Severance Agreement by and among Meadowbrook, Inc., Meadowbrook Insurance Group, Inc., and Karen M. Spaun, Stephen Belden, Gregory L. Wilde, Robert C. Spring, Archie S. McIntyre, Arthur C. Pletz, Randolph W. Fort, Angelo L. Williams, Susan L. Cubbin, and Kenn R. Allen, dated January 1, 2005 and Steven C. Divine dated March 1, 2006	(12)
10.26	Amendment to Demand Note Addendum among the Company and Robert S. Cubbin and Kathleen D. Cubbin, dated February 17, 2005	(12)
10.27	Reciprocal Easement and Operation Agreement between Meadowbrook Insurance Group, Inc. and MB Center II, LLC, dated May 9, 2005	(13)
10.28	First Amendment to Land Contract between MB Center II, LLC and Meadowbrook Insurance Group, Inc., dated May 20, 2005	(13)
10.29	Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association, dated May 20, 2005	(13)
10.30	Second Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association, dated September 8, 2005	(15)
10.31	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust II, and Merrill Lynch International, dated as of September 16, 2005	(14)
10.32	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., LaSalle Bank National Association, Christiana Bank & Trust Company, and The Administrative Trustees Named Herein, dated as of September 16, 2005	(14)
10.33	Guarantee Agreement between Meadowbrook Insurance Group, Inc., and LaSalle Bank National Association, dated as of September 16, 2005	(14)
10.34	Convertible Note between Meadowbrook Insurance Group, Inc. and Renaissance Insurance Group, LLC, dated December 20, 2005	(17)
10.35	Third Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and LaSalle Bank Midwest National Association, dated December 28, 2005	(17)
10.36	Inter-Company Reinsurance Agreement by and between Star Insurance Company and Ameritrust Insurance Company, Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company, dated January 1, 2006	(17)
10.37	Form of Management Services Agreement by and between Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., and Star Insurance Company, Williamsburg National Insurance Co., Ameritrust Insurance Corporation, American Indemnity Insurance Company, Ltd., and Preferred Insurance Company, Ltd., respectively, each dated January 1, 2006	(17)
10.38	Management Services Agreement by and between Savers Property and Casualty Insurance Company and Meadowbrook, Inc., dated January 1, 2006	(17)

Exhibit		Filing
No.	Description	Basis

10.39	Employment Agreement between Meadowbrook, Inc., and Meadowbrook Insurance Group, Inc. and Merton J. Segal, dated January 1, 2006	(16)
10.40	Executive Nonqualified Excess Plan, Plan Document, effective May 1, 2006, filed as Exhibit 10.1 to the Company’s Form 8-K, filed on May 31, 2006	(18)
10.41	Executive Nonqualified Excess Plan Adoption Agreement, effective May 1, 2006, filed as Exhibit 10.2 to the Company’s Form 8-K, filed on May 31, 2006	(18)
10.42	Executive Nonqualified Excess Plan, Rabbi Trust Agreement, between Meadowbrook, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company, dated March 30, 2006	(18)
14	Compliance Program/Code of Conduct
16	PricewaterhouseCoopers’ Letter to the Commission dated August 10, 2005, filed as Exhibit 16.1 to the Company’s Form 8-K, dated August 12, 2005
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)
24	Power of Attorney
28.1	Star Insurance Company’s 2006 Schedule P	(2)
28.2	Savers Property & Casualty Insurance Company’s 2006 Schedule P	(2)
28.3	Williamsburg National Insurance Company’s 2006 Schedule P	(2)
28.4	Ameritrust Insurance Corporation’s 2006 Schedule P	(2)
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Chief Financial Officer of the Corporation
99.1	Rights Agreement, dated as of September 30, 1999, by and between Meadowbrook Insurance Group, Inc. and First Chicago Trust Company of New York, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	(3)

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Submitted in paper format under separate cover; see Form SE filing.

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A filed with the Securities and Exchange Commission on October 12, 1999.

(4)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(5)	Filed as Exhibit to Form 10-Q for the period ending March 31, 2002.

(6)	Filed as Exhibit to Form 10-K for the year ending December 31, 2002.

(7)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2003.

(8)	Filed as Exhibit to Form 10-K for the year ending December 31, 2003

(9)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2004 Proxy Statement.

(10)	Filed as Exhibit to Current Report on Form 8-K filed on November 18, 2004.

(11)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2004.

(12)	Filed as Exhibit to Form 10-K for the year ending December 31, 2004.

(13)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2005.

(14)	Filed as Exhibit to Current Report on Form 8-K filed on September 22, 2005.

(15)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2005.

(16)	Filed as Exhibit to Current Report on Form 8-K filed on March 9, 2006.

(17)	Filed as Exhibit to Form 10-K for the year ending December 31, 2005.

(18)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2006.

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
Dated: March 13, 2007
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

** Merton J. Segal	Chairman and Director	March 13, 2007

Robert S. Cubbin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2007

** Joseph S. Dresner	Director	March 13, 2007

** Hugh W. Greenberg	Director	March 13, 2007

** Florine Mark	Director	March 13, 2007

** Robert H. Naftaly	Director	March 13, 2007

** David K. Page	Director	March 13, 2007

** Robert W. Sturgis	Director	March 13, 2007

** Bruce E. Thal	Director	March 13, 2007

Signature	Title	Date

** Herbert Tyner	Director	March 13, 2007

**By: Robert S. Cubbin, Attorney-in-fact