Form 10-Q
period 2007-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2007-05-08
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 2, 2007 was 30,447,171.

PART 1 — FINANCIAL INFORMATION

ITEM 1	Financial Statements

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands,
	except share data)

Revenues
Premiums earned
Gross	$81,551	$81,692
Ceded	(16,347)	(18,568)

Net earned premiums	65,204	63,124
Net commissions and fees	11,551	11,289
Net investment income	6,156	5,239
Net realized losses	(6)	(7)

Total revenues	82,905	79,645

Expenses
Losses and loss adjustment expenses	50,002	49,884
Reinsurance recoveries	(13,356)	(12,841)

Net losses and loss adjustment expenses	36,646	37,043
Salaries and employee benefits	13,532	13,368
Policy acquisition and other underwriting expenses	13,643	11,424
Other administrative expenses	7,537	7,959
Interest expense	1,488	1,388

Total expenses	72,846	71,182

Income before taxes and equity earnings	10,059	8,463

Federal and state income tax expense	3,149	2,847
Equity earnings of affiliates	13	9

Net income	$6,923	$5,625

Earnings Per Share
Basic	$0.23	$0.20
Diluted	$0.23	$0.19
Weighted average number of common shares
Basic	29,344,293	28,757,603
Diluted	29,465,807	29,452,693

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Net income	$6,923	$5,625
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	380	(3,029)
Net deferred derivative (loss) gain — hedging activity	(76)	252
Less: reclassification adjustment for losses included in net income	18	19

Other comprehensive income (loss), net of tax	322	(2,758)

Comprehensive income	$7,245	$2,867

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands,
	except share data)

ASSETS
Debt securities available for sale, at fair value (amortized cost of $512,376 and $486,213)	$511,501	$484,724
Cash and cash equivalents	41,515	42,876
Accrued investment income	6,046	5,884
Premiums and agent balances receivable, net	95,119	85,578
Reinsurance recoverable on:
Paid losses	4,485	4,257
Unpaid losses	201,879	198,422
Prepaid reinsurance premiums	21,611	20,425
Deferred policy acquisition costs	29,613	27,902
Deferred federal income taxes	15,116	15,732
Goodwill	31,502	31,502
Other assets	50,965	51,698

Total assets	$1,009,352	$969,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$514,833	$501,077
Unearned premiums	152,528	144,575
Debt	10,400	7,000
Debentures	55,930	55,930
Accounts payable and accrued expenses	35,299	25,384
Reinsurance funds held and balances payable	19,062	15,124
Payable to insurance companies	2,726	5,442
Other liabilities	11,195	12,775

Total liabilities	801,973	767,307

Common stock, $0.01 stated value; authorized 50,000,000 shares; 29,539,236 and 29,107,818 shares issued and outstanding	295	291
Additional paid-in capital	125,265	126,828
Retained earnings	83,205	76,282
Note receivable from officer	(871)	(871)
Accumulated other comprehensive loss	(515)	(837)

Total shareholders’ equity	207,379	201,693

Total liabilities and shareholders’ equity	$1,009,352	$969,000

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$6,923	$5,625

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of other intangible assets	144	165
Amortization of deferred debenture issuance costs	59	59
Depreciation of furniture, equipment, and building	738	543
Net accretion of discount and premiums on bonds	690	626
Losses on sale of investments, net	28	30
Gain on sale of fixed assets	(22)	(22)
Stock-based employee compensation	2	98
Excess tax benefits from stock options exercised	(131)	(268)
Long term incentive plan expense	65	197
Deferred income tax benefit	443	(514)
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(9,541)	(17,845)
Reinsurance recoverable on paid and unpaid losses	(3,685)	6,210
Prepaid reinsurance premiums	(1,186)	(1,061)
Deferred policy acquisition costs	(1,711)	(878)
Other assets	753	60
Increase (decrease) in:
Losses and loss adjustment expenses	13,756	12,225
Unearned premiums	7,953	7,319
Payable to insurance companies	(2,715)	(2,675)
Reinsurance funds held and balances payable	3,938	(1,463)
Other liabilities	651	4,641

Total adjustments	10,229	7,447

Net cash provided by operating activities	17,152	13,072

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(70,135)	(52,763)
Proceeds from sales and maturities of debt securities available for sale	50,740	16,304
Capital expenditures	(927)	(1,643)
Purchase of books of business	(75)	(82)
Other investing activities	(241)	92

Net cash used in investing activities	(20,638)	(38,092)

Cash Flows From Financing Activities
Proceeds from lines of credit	5,900	3,936
Payment of lines of credit	(2,500)	(2,624)
Book overdraft	423	(301)
Stock options exercised	85	150
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	(1,841)	—
Excess tax benefits from stock options exercised	131	268
Other financing activities	(73)	(69)

Net cash provided by financing activities	2,125	1,360

Net decrease in cash and cash equivalents	(1,361)	(23,660)
Cash and cash equivalents, beginning of period	42,876	58,038

Cash and cash equivalents, end of period	$41,515	$34,378

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its annual report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2006.

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

For the three months ending March 31, 2007, total assumed written premiums were $23.4 million, of which $21.7 million relates to assumed business the Company manages directly, and therefore, no estimation is involved. The remaining $1.7 million of assumed written premiums includes $1.1 million related to residual markets.

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

Outstanding options of 99,937 and 135,301 for the periods ended March 31, 2007 and 2006, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 112,249 and 271,750 for the three months ended March 31, 2007 and 2006, respectively. Shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 9,266 and 423,340 for the three months ended March 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which becomes effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will evaluate the impact of SFAS No. 157, but believes the adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 will permit entities the option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis as of specified election dates. This election is irrevocable. The objective of SFAS No. 159 is to improve financial reporting and reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will evaluate the potential impact SFAS No. 159 will have on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Upon adoption of SFAS No. 123(R), the Company was required to recognize as an expense in the financial statements all share-based payments to employees based on their fair values. SFAS No. 123(R) requires forfeitures to be estimated in calculating the expense relating to the share-based payments, as opposed to recognizing any forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123(R) requires any tax savings resulting from tax deductions in excess of compensation expense be reflected in the financial statements as a cash inflow from financing activities, rather than as an operating cash flow as in prior periods. The pro forma disclosures previously permitted under SFAS 123, are no longer an alternative to financial statement recognition. As indicated, the Company adopted the requirements of SFAS 123(R) using the modified prospective application transition method. The prospective method requires compensation expense to be recorded for all unvested stock options and restricted stock, based upon the previously disclosed SFAS 123 methodology and amounts.

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

The following is a summary of the Company’s stock option activity and related information for the three months ended March 31, 2007:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding as of December 31, 2006	391,678	$7.38
Exercised	(49,071)	$2.94
Forfeited	(13,922)	$21.44

Outstanding as of March 31, 2007	328,685	$7.44

Exercisable as of March 31, 2007	302,815	$7.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$2.173 to $3.507	227,248	0.6	$2.52	227,248	$2.52
$6.48	1,500	2.7	$6.48	1,000	$3.24
$10.91 to $24.6875	99,937	1.2	$18.66	74,567	$23.49

	328,685	0.8	$7.44	302,815	$7.26

Compensation expense of $2,000 and $98,000 has been recorded in the three months ended March 31, 2007 and 2006 under SFAS 123(R), respectively. As of March 31, 2007, the Company has fully expensed all of its current outstanding stock options.

Long Term Incentive Plan

In 2004, the Company adopted a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period with the first performance period commencing January 1, 2004. At the end of a three-year performance period, and if the performance targets for that period are achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP for the current performance period. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a stock award. If the Company achieves the performance targets for the three-year performance period, payment of the cash portion of the award would be made in three annual installments, with the first payment being paid as of the end of the that performance period and the remaining two payments to be paid in the subsequent two years. Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause. The portion of the award to be paid in the form of stock will be issued as of the end of that performance period. The number of shares of Company’s common stock subject to the stock award shall equal the dollar amount of one-half of the LTIP award divided by the fair market value of Company’s common stock on the first date of the beginning of the performance period. The stock awards shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Compensation Committee of the Board of Directors, as included in the LTIP.

In 2006, the Company achieved its specified financial goals for the 2004-2006 plan years. On February 8, 2007, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of the LTIP award for the 2004-2006 plan years, which included both a cash and stock award. The total cash distribution was $2.5 million, of which $823,000 was paid out in 2007 with the remainder to be paid out in 2008 and 2009. The stock portion of the LTIP award was valued at $2.5 million, which resulted in the issuance of 579,496 shares of the Company’s common stock. Of the 579,496 shares issued, 191,570 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. The stock portion of the award was fully expensed as of December 31, 2006. The cash portion of the award is being expensed over a five-year period. In addition, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the new performance targets for the 2007-2009 plan years. The Company commenced accruing for the LTIP payout for the 2007-2009 plan years as of March 31, 2007.

At March 31, 2007, the Company had $847,000 and $65,000 accrued for the cash and stock award, respectively, for a total accrual of $912,000 under the LTIP. Of the $912,000 accrued for the LTIP, $782,000 relates to the cash portion accrued for the 2004-2006 plan years under the LTIP. As previously indicated, the stock portion for the 2004-2006 plan years was fully expensed as of December 31, 2006. At December 31, 2006, the Company had $1.4 million and $2.5 million accrued for the cash and stock award, respectively, for a total accrual of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$2.5 million under the LTIP. Accordingly, the Company included 9,266 and 423,340 in diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively.

Deferred Compensation Plan

In 2006, the Company adopted an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company adopted the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. In accordance with the Excess Plan, the assets of the Excess Plan are held in a rabbi trust. The Excess Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. At March 31, 2007, the Company had $440,000 accrued for deferred compensation.

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

At March 31, 2007 and December 31, 2006, the Company had reinsurance recoverables for paid and unpaid losses of $206.4 million and $202.7 million, respectively. The Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 43.8% of the total recoverable for paid and unpaid losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company has historically maintained an allowance for the potential exposure to uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. The following table sets forth the Company’s exposure to uncollectible reinsurance and related allowances for the three months ending March 31, 2007 and the year ended December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Gross exposure	$14,335	$14,815
Collateral or other security	(3,347)	(3,623)
Allowance	(9,674)	(9,731)

Net exposure	$1,314	$1,461

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

Under the workers’ compensation reinsurance treaty, reinsurers are responsible for 100% of each loss in excess of $350,000, up to $5.0 million for each claimant, on losses occurring prior to April 1, 2005. The Company increased its retention from $350,000 to $750,000, for losses occurring on or after April 1, 2005 and to $1.0 million for losses occurring on or after April 1, 2006. In addition, there is coverage for loss events involving more than one claimant up to $50.0 million per occurrence in excess of retentions of $1.0 million. In a loss event involving more than one claimant, the per claimant coverage is $10.0 million in excess of retentions of $1.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Additionally, certain small programs have separate reinsurance treaties in place, which limit the Company’s exposure to $350,000 or less.

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

At March 31, 2007 and December 31, 2006, the Company had an outstanding balance of $10.4 million and $7.0 million on the revolving line of credit, respectively.

The revolving line of credit provides for interest at a variable rate based, at the Company’s option, upon either a prime based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to the Company from subsidiaries during such period (“Adjusted EBITDA”). At March 31, 2007, the weighted average interest rate for LIBOR-based borrowings outstanding was 6.6%.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of March 31, 2007, the Company was in compliance with these covenants.

Senior Debentures

In April 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. At March 31, 2007, the interest rate was 9.36%. The senior debentures are callable by the Company at par after five

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

years from the date of issuance. Associated with this transaction, the Company incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

In May 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. At March 31, 2007, the interest rate was 9.56%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries and the remaining proceeds were used for general corporate purposes.

Junior Subordinated Debentures

In September 2005, Meadowbrook Capital Trust II (the “Trust II”), an unconsolidated subsidiary trust of the Company, issued $20.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $20.6 million in junior subordinated debentures, which includes the Company’s investment in the trust of $620,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. At March 31, 2007, the interest rate was 8.93%. These debentures are callable by the Company at par beginning in October 2010.

The Company received $19.4 million in net proceeds, after the deduction of approximately $600,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which will be amortized over seven years as a component of interest expense.

The Company contributed $10.0 million of the proceeds from the issuance of these debentures to its Insurance Company Subsidiaries and the remaining proceeds were used for general corporate purposes.

In September 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable TPS to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. At March 31, 2007, the interest rate was 9.41%. These debentures are callable by the Company at par beginning in October 2008.

The Company received $9.7 million in net proceeds, after the deduction of approximately $300,000 of commissions paid to the placement agents in the transaction. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

The Company contributed $6.3 million of the proceeds from the issuance of these debentures to its Insurance Company Subsidiaries and the remaining proceeds were used for general corporate purposes.

The junior subordinated debentures are unsecured obligations of the Company and are junior to the right of payment to all senior indebtedness of the Company. The Company has guaranteed that the payments made to both Trusts will be distributed by the Trusts to the holders of the TPS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

NOTE 5 — Derivative Instruments

In October 2005, the Company entered into two interest rate swap transactions to mitigate its interest rate risk on $5.0 million and $20.0 million of the Company’s senior debentures and trust preferred securities, respectively. The Company accrues for these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is recognized as an adjustment to interest expense.

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

In relation to the above interest rate swaps, the net interest income received for the three months ended March 31, 2007, was approximately $38,000. The net interest expense incurred for the three months ended March 31, 2006, was approximately $18,000. The total fair value of the interest rate swaps as of March 31, 2007 and December 31, 2006, was approximately $83,000 and $200,000, respectively. Accumulated other comprehensive income at March 31, 2007 and December 31, 2006, included the accumulated income on the cash flow hedge, net of taxes, of $54,000 and $130,000, respectively.

In July 2005, the Company made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, the Company loaned an additional $3.5 million to the same agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At March 31, 2007, the estimated fair value of the derivative was not material to the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 6 — Shareholders’ Equity

At March 31, 2007, shareholders’ equity was $207.4 million, or a book value of $7.02 per common share, compared to $201.7 million, or a book value of $6.93 per common share, at December 31, 2006.

In October 2005, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. For the three months ended March 31, 2007 and for the year ended December 31, 2006, the Company did not repurchase any common stock. As of March 31, 2007, the cumulative amount the Company repurchased and retired under the current share repurchase plan was 63,000 shares of common stock for a total cost of approximately $372,000. As of March 31, 2007, the Company has available up to 937,000 shares remaining to be purchased.

On February 8, 2007, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of the Company’s LTIP award for the 2004-2006 plan years, which included both a cash and stock award. The stock portion of the LTIP award was valued at $2.5 million, which resulted in the issuance of 579,496 shares of the Company’s common stock. Of the 579,496 shares issued, 191,570 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. Refer to Note 2 — Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan for further detail. The retirement of the shares for the associated withholding taxes reduced the Company’s paid in capital by $1.8 million.

NOTE 7 — Regulatory Matters and Rating Agencies

A significant portion of the Company’s consolidated assets represent assets of its Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Services (“OFIS”) restricts the amount of funds that may be transferred to the Company in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At March 31, 2007, Star’s earned surplus position was positive $22.7 million. At December 31, 2006, Star had positive earned surplus of $13.2 million. Based upon the March 31, 2007, statutory financial statements, Star may pay a dividend of up to $22.7 million without the prior approval of OFIS. No statutory dividends were paid during 2006 or during the three months ended March 31, 2007.

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of March 31, 2007, on a statutory combined basis, the gross and net premium leverage ratios were 2.0 to 1.0 and 1.6 to 1.0, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At December 31, 2006, all of the Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $165.1 million at December 31, 2006, compared to the threshold requiring the minimum regulatory involvement of $63.1 million in 2006. At March 31, 2007, Star’s statutory surplus was $168.5 million.

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

The following table sets forth the segment results (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006

Revenues
Net earned premiums	$65,204	$63,124
Management fees	4,875	4,531
Claims fees	2,204	2,100
Loss control fees	599	538
Reinsurance placement	333	418
Investment income	5,930	5,030
Net realized losses	(6)	(7)

Specialty risk management	79,139	75,734
Agency operations	3,885	4,261
Miscellaneous income(2)	226	209
Intersegment revenue	(345)	(559)

Consolidated revenue	$82,905	$79,645

Pre-tax income:
Specialty risk management	$11,253	$9,298
Agency operations(1)	1,294	1,651
Non-allocated expenses	(2,488)	(2,486)

Consolidated pre-tax income	$10,059	$8,463

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended March 31, 2007 and 2006, the allocation of corporate overhead to the agency operations segment was $719,000 and $825,000, respectively.

(2)	The miscellaneous income included in the revenue relates to miscellaneous interest income within the holding company.

The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006

Holding company expenses	$(856)	$(933)
Amortization	(144)	(165)
Interest expense	(1,488)	(1,388)

	$(2,488)	$(2,486)

NOTE 9 — Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertain tax positions. This interpretation prescribes a recognition threshold and measurement attribute for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

financial statement recognition, measurement, and presentation of uncertain tax positions taken or expected to be taken in an income tax return. The Company adopted the provisions of FIN 48 as of January 1, 2007.

As a result of the adoption of FIN 48, the Company identified, evaluated and measured the amount of income tax benefits to be recognized for all income tax positions. The net tax assets recognized under FIN 48 did not differ from the net tax assets recognized prior to adoption, and, therefore, the Company did not record an adjustment.

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of March 31, 2007 and December 31, 2006, the Company had no amounts of accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Tax returns for all years after 2002 are subject to future examination by tax authorities.

NOTE 10 — Commitments and Contingencies

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

NOTE 11 — Subsequent Events

On April 3, 2007, the Company announced an upgrade of its financial strength rating by A.M. Best Company to “A−” (Excellent), from “B++” (Very Good) for its Insurance Company Subsidiaries.

On April 10, 2007, the Company executed an amendment to its current revolving credit agreement with its bank. The amendments included an extension of the term to September 30, 2010, an increase to the available borrowings up to $35.0 million, and a reduction of the variable interest rate basis to a range between 75 to 175 basis points above LIBOR.

On April 16, 2007, the Company entered into an Asset Purchase Agreement (“Agreement”) to acquire U.S. Specialty Underwriters, Inc. (“USSU”) for a purchase price of $23.0 million. The Company simultaneously closed on the acquisition on the same date. The purchase price was comprised of $13.0 million in cash and $10.0 million in the Company’s common stock. The total shares issued for the $10.0 million portion of the purchase price was 907,935 shares. Under the terms of the Agreement, the Company acquired the excess workers’ compensation business and other related assets. USSU is based in Cleveland, Ohio, and is a specialty program manager that produces fee based income by underwriting excess workers’ compensation coverage for a select group of insurance companies.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Quarters ended March 31, 2007 and 2006

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

Critical Accounting Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our annual report on Form 10-K as filed with the United States Securities and Exchange Commission on March 13, 2007, are those that we consider to be our critical accounting estimates. As of the three months ended March 31, 2007, there have been no material changes in regard to any of our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Executive Overview

For the first quarter of 2007, we again experienced an improvement in our overall results in comparison to prior year. This improvement continues to reflect our selective growth, as well as our adherence to strict corporate underwriting guidelines and price adequacy. We continue to be committed to strong underwriting discipline and growth within our profitable programs. Our generally accepted accounting principles (“GAAP”) combined ratio for the first quarter of 2007, remained relatively consistent in comparison to 2006 at 96.3%. We continue to experience solid growth in our fee-based operations. Our earnings before interest, depreciation, and amortization within our non-regulated subsidiaries increased $538,000 in the first quarter of 2007, in comparison to the same period in 2006.

Gross written premium was relatively flat for the first quarter of 2007 in comparison to 2006. Our existing underwritten business was up $4.5 million growth, or 5.4%. This growth included business from new programs implemented in 2006. The growth in existing business was slightly offset by a reduction in residual market premiums that are assigned to us as a result of a decrease in the estimate of the overall size of the residual market. We continue to follow pricing guidelines mandated by our corporate underwriting guidelines. Overall, our first quarter rate change was relatively flat. We anticipate rates to remain relatively stable in 2007. We continue to be selective on new program implementation by focusing only on those programs that meet our underwriting guidelines and have a proven history of profitability.

In April 2007, we announced the upgrade of our financial strength rating by A.M. Best Company to “A−” (Excellent), from “B++” (Very Good) for our insurance company subsidiaries. We have worked diligently towards achieving this upgrade and are very pleased with the decision. This rating upgrade validates our commitment to create value through excellent underwriting and consistent operating performance. We are well positioned to attract additional solid underwriting prospects from new and existing insurance programs and should realize significant cost savings in the future.

Results of Operations

Net income for the three months ended March 31, 2007, was $6.9 million, or $0.23 per dilutive share, compared to net income of $5.6 million, or $0.19 per dilutive share, for the comparable period of 2006. This improvement primarily reflects prior accident reserve redundancies, as well as our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. This improvement was also attributable to an increase in net investment income in comparison to 2006 as a result of favorable prior year cash flows. These improvements were partially offset by an increase in our expense ratio, primarily associated with a decrease in ceding commissions.

Revenues for the three months ended March 31, 2007, increased $3.3 million, or 4.1%, to $82.9 million, from $79.6 million for the comparable period in 2006. This increase reflects a $2.1 million, or 3.3%, increase in net earned premiums. The increase in net earned premiums is the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, partially offset by a reduction in residual market premiums that are assigned to us as a result of a decrease in the estimate of the overall size of the residual market. We experienced slight revenue growth within our fee-for-service programs and agency operations, which increased $262,000, or 2.3%, in comparison to the first quarter of 2006. In addition, the increase in revenue reflects a $917,000 increase in investment income, primarily the result of an increase in average invested assets due to positive cash flow and a slight increase in yield.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for specialty risk management operations (in thousands):

	For the Three Months Ended March 31,
	2007	2006

Revenue:
Net earned premiums	$65,204	$63,124
Management fees	4,875	4,531
Claims fees	2,204	2,100
Loss control fees	599	538
Reinsurance placement	333	418
Investment income	5,930	5,030
Net realized losses	(6)	(7)

Total revenue	$79,139	$75,734

Pre-tax income
Specialty risk management operations	$11,253	$9,298

Revenues from specialty risk management operations increased $3.4 million, or 4.5%, to $79.1 million for the three months ended March 31, 2007 from $75.7 million for the comparable period in 2006.

Net earned premiums increased $2.1 million, or 3.3%, to $65.2 million for the three months ended March 31, 2007, from $63.1 million in the comparable period in 2006. As previously indicated, this increase is the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, partially offset by the previously mention reduction in residual market premiums.

Management fees increased $344,000, or 7.6%, to $4.9 million for the three months ended March 31, 2007, from $4.5 million for the comparable period in 2006. This increase is primarily the result of the recognition of $250,000 in profit sharing revenue received related to a specific managed program.

Claim fees increased $104,000, or 5.0%, to $2.2 million, from $2.1 million for the comparable period in 2006. This increase is primarily the result of our 2006 entry into the self-insured workers’ compensation market in Nevada.

Net investment income increased $900,000, or 17.9%, to $5.9 million in 2007, from $5.0 million in 2006. Average invested assets increased $76.3 million, or 16.4%, to $540.3 million in 2007, from $464.0 million in 2006. The increase in average invested assets reflects cash flows from continued favorable underwriting results and an increase in the duration of our reserves. The increase in the duration of our reserves reflects the impact of growth in our excess liability business, which was implemented at the end of 2003. This type of business has a longer duration than the average reserves on our other programs and is now a larger proportion of reserves. The average investment yield for March 31, 2007, was 4.56%, compared to 4.52% for the comparable period in 2006. The current pre-tax book yield was 4.36%. The current after-tax book yield was 3.34%, compared to 3.15% in 2006. This increase is primarily the result of the shift in our investment portfolio to tax-exempt investments. The duration of the investment portfolio is 4.0 years.

Specialty risk management operations generated pre-tax income of $11.3 million for the three months ended March 31, 2007, compared to pre-tax income of $9.3 million for the comparable period in 2006. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of prior accident reserve redundancies, our selective growth in premium, adherence to our strict underwriting guidelines, and our continued focus on process improvements through technology and training. In addition, this improvement was also attributable to an increase in net investment income. These improvements were partially offset by an increase in our expense ratio. The GAAP combined ratio was 96.3% for the three months ended March 31, 2007, compared to 96.2% for the same period in 2006.

Net loss and loss adjustment expenses (“LAE”) decreased $397,000, to $36.6 million for the three months ended March 31, 2007, from $37.0 million for the same period in 2006. Our loss and LAE ratio improved 2.4 percentage points to 61.3% for the three months ended March 31, 2007, from 63.7% for the same period in 2006. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The accident year loss ratio for the three months ended March 31, 2007 was 64.7%, compared to 63.9% for the same period in 2006. The increase in accident year loss and LAE ratio primarily reflects the anticipated impact of a slightly more competitive insurance market. The calendar year loss and LAE ratio of 61.3% includes favorable development of $2.2 million, or 3.4 percentage points. This favorable development primarily reflects favorable claim settlements in the professional liability and workers’ compensation lines of business. Offsetting these improvements was unfavorable development within the general liability and auto liability lines of business. The unfavorable development within the general liability line of business reflects greater than expected claim activity within an excess liability program. The unfavorable development within the auto liability line of business was primarily the result of unexpected case reserve increases within our California-based energy program. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

Our expense ratio increased 2.5 percentage points to 35.0% for the three months ended March 31, 2007, from 32.5% for the same period in 2006. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. This increase within our expense ratio is primarily the result of a decrease in ceding commissions. The decrease in ceding commissions is the result of a decrease in premiums and the consequent decrease in net fees received from one specific program in which we assume limited risk. For financial reporting purposes, these fees are included in a ceding commission and are treated as a reduction in underwriting expenses. In addition, the expense ratio for the first quarter of 2006 had reflected a reduction in certain insurance related assessments.

Agency Operations

The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Three Months Ended March 31,
	2007	2006

Net commission	$3,885	$4,261
Pre-tax income(1)	$1,294	$1,651

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended March 31, 2007 and 2006, the allocation of corporate overhead to the agency operations segment was $719,000 and $825,000, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, decreased $376,000, or 8.8%, to $3.9 million for the three months ended March 31, 2007, from $4.3 million for the comparable period in 2006. This decrease is primarily the result of a reduction in premium on client renewals due to a more competitive pricing environment primarily on our larger Michigan accounts.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $1.3 million for the three months ended March 31, 2007, compared to $1.7 million for the comparable period in 2006. The decrease in the pre-tax income is primarily attributable to the decrease in agency commission revenue mentioned above.

Other Items

Reserves

At March 31, 2007, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $313.0 million. We established a reasonable range of reserves of approximately $291.0 million to $333.0 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$154,090	$170,364	$163,590
Commercial Multiple Peril/General Liability	62,837	76,526	69,032
Commercial Automobile	56,122	63,564	59,983
Other	17,992	22,506	20,349

Total Net Reserves	$291,041	$332,960	$312,954

(1)	Includes Residual Markets

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the three months ended March 31, 2007 and the year ended December 31, 2006.

For the three months ended March 31, 2007, we reported a decrease in net ultimate loss estimates for accident years 2006 and prior of $2.2 million, or 0.7% of $302.7 million of net loss and LAE reserves at December 31, 2006. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2007 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2006 and for the three months ended March 31, 2007. The major components of this change in ultimate loss estimates are as follows (in thousands):

	Reserves at	Incurred Losses			Paid Losses			Reserves at
	December 31,	Current	Prior	Total	Current	Prior		March 31,
Line of Business	2006	Year	Years	Incurred	Year	Years	Total Paid	2007

Workers’ Compensation	$137,113	$14,200	$(2,759)	$11,441	$(655)	$11,162	$10,507	$138,047
Residual Markets	26,098	2,693	(1,515)	1,178	1,479	254	1,733	25,543
Commercial Multiple Peril/General Liability	63,056	6,662	3,103	9,765	(217)	4,006	3,789	69,032
Commercial Automobile	54,642	11,312	954	12,266	722	6,203	6,925	59,983
Other	21,746	4,009	(2,013)	1,996	243	3,150	3,393	20,349

Net Reserves	302,655	$38,876	$(2,230)	$36,646	$1,572	$24,775	$26,347	312,954

Reinsurance Recoverable	198,422							201,879

Consolidated	$501,077							$514,833

		Re-Estimated	Development
	Reserves at	Reserves at	as a Percentage
	December 31,	March 31, 2007	of Prior Year
Line of Business	2006	on Prior Years	Reserves

Workers’ Compensation	$137,113	$134,354	(2.0)%
Commercial Multiple Peril/General Liability	63,056	66,159	4.9%
Commercial Automobile	54,642	55,596	1.7%
Other	21,746	19,733	(9.3)%

Sub-total	276,557	275,842	(0.3)%
Residual Markets	26,098	24,583	(5.8)%

Total Net Reserves	$302,655	$300,425	(0.7)%

Workers’ Compensation Excluding Residual Markets

The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets decreased $2.8 million, or 2.0% of net workers’ compensation reserves. This net overall decrease reflects decreases of $1.0 million and $691,000 in accident years 2005 and 2004, respectively. These decreases reflect better than expected experience for many of our workers’ compensation programs, including a Nevada, Florida, Tennessee, and Alabama program. Average severity on reported claims did not increase as much as anticipated in the prior actuarial projections and, therefore, ultimate loss estimates were reduced. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril and General Liability

The commercial multiple peril line and general liability line of business had an increase in net ultimate loss estimates of $3.1 million, or 4.9% of net commercial multiple peril and general liability reserves. The net increase reflects increases of $355,000, $2.4 million, and $229,000 in the ultimate loss estimates for accident years 2005, 2004 and 2000, which were primarily due to larger than expected claim emergence in a Florida-based program. This emergence reflects greater than expected claim activity within the excess liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The projected net ultimate loss estimate for the commercial automobile line of business increased $954,000, or 1.7% of net commercial automobile reserves. This net overall increase reflects increases of $602,000 and $1.4 million in accident years 2005 and 2004, respectively. These increases primarily reflect higher than expected emergence of claim activity in four California-based programs. These increases were offset by decreases of $662,000 and $231,000 in accident years 2006 and 2003, respectively. Three of the four California programs mentioned above contributed to these decreases. The change in ultimate loss estimates for all other accident years was insignificant.

Other

The projected net ultimate loss estimate for the other lines of business decreased $2.0 million, or 9.3% of net reserves. This net decrease reflects decreases of $334,000, $957,000, and $425,000, in the net ultimate loss estimate for accident years 2006, 2005, and 2004, respectively. These decreases were due to better than expected case reserve development during the calendar year in a medical malpractice program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $1.5 million, or 5.8% of net reserves. This decrease reflects reductions of $1.4 million and $946,000 in accident years 2005 and 2004, respectively. Offsetting these decreases was an increase of $803,000 in accident year 2006. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.

Salary and Employee Benefits and Other Administrative Expenses

Salary and employee benefits for the three months ended March 31, 2007, increased $164,000, or 1.2%, to $13.5 million, from $13.4 million for the comparable period in 2006. This increase primarily reflects a slight increase in staffing levels in comparison to 2006, partially offset by a decrease in variable compensation. The decrease in variable compensation reflects the increase in our targeted return on equity.

Other administrative expenses decreased $422,000, or 5.3%, to $7.5 million, from $7.9 million for the comparable period in 2006. This decrease in other administrative expenses is primarily related to a decrease in policyholder dividends. In addition, there were various decreases in other general operating expenses in comparison to 2006.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Interest Expense

Interest expense remained relatively consistent in comparison to 2006. Interest expense for the three months ended March 31, 2007, increased $100,000, or 7.2%, to $1.5 million, from $1.4 million for the comparable period in 2006. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our line of credit. The average outstanding balance on our line of credit during the three months ending March 31, 2007, was $9.6 million, compared to $8.3 million for the same period in 2006. The average interest rate, excluding the debentures, was approximately 6.7% in 2007, compared to 6.2% in 2006.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the three months ended March 31, 2007, was $3.1 million, or 31.3% of income before taxes. For the same period last year, we reflected an income tax expense of $2.8 million, or 33.6% of income before taxes. The decrease in our tax rate from 2006 to 2007 primarily reflects a higher level of tax exempt securities in our investment portfolio, slightly offset by a higher level of income within our fee-based operations, which are taxed at a 35% rate. Our tax exempt securities as a percentage of total invested assets were 45.3% and 36.8% at March 31, 2007 and 2006, respectively.

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

At March 31, 2007, we had 289 securities that were in an unrealized loss position. These investments all had unrealized losses of less than ten percent. At March 31, 2007, 194 of those investments, with an aggregate $192.3 million and $3.8 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching our conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) our ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) changes in market value were considered normal in relation to overall fluctuations in interest rates.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	March 31, 2007
	Less than 12 months		Greater than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$4,636	$—	$23,329	$(340)	$27,965	$(340)
Obligations of states and political subdivisions	55,131	(279)	80,861	(1,247)	135,992	(1,526)
Corporate securities	8,957	(63)	51,781	(1,152)	60,738	(1,215)
Mortgage and asset backed securities	19,133	(41)	65,487	(1,230)	84,620	(1,271)

Totals	$87,857	$(383)	$221,458	$(3,969)	$309,315	$(4,352)

	December 31, 2006
	Less than 12 months		Greater than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$14,586	$(61)	$27,076	$(460)	$41,662	$(521)
Obligations of states and political subdivisions	45,726	(210)	68,958	(1,250)	114,684	(1,460)
Corporate securities	7,646	(61)	55,520	(1,454)	63,166	(1,515)
Mortgage and asset backed securities	20,462	(91)	67,495	(1,535)	87,957	(1,626)

Totals	$88,420	$(423)	$219,049	$(4,699)	$307,469	$(5,122)

As of March 31, 2007, gross unrealized gains and (losses) on securities were $3.5 million and ($4.4 million), respectively. As of December 31, 2006, gross unrealized gains and (losses) on securities were $3.6 million and ($5.1 million), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds, which include both regulated and non-regulated cash flows, are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholders’ dividends, share repurchases, and debt service. Our regulated sources of funds are insurance premiums, investment income, and proceeds from the maturity and sale of invested assets. These regulated funds are used for the payment of claims, policy acquisition and other underwriting expenses, and taxes relating to the regulated portion of net income. Our non-regulated sources of funds are in the form of commission revenue, outside management fees, and intercompany management fees. Our capital resources include both non-regulated cash flow and excess capital in our Insurance Company Subsidiaries, which is defined as the dividend Star may issue without prior approval from our regulators. We review the excess capital in aggregate to determine the use of such capital. The general uses are as follows, contributions to our Insurance Company Subsidiaries to support premium growth, make select acquisitions, service debt, pay shareholders’ dividends, repurchase shares, investments in technology, or other expenses of the holding company. The following table illustrates net income, excluding interest, depreciation, and amortization, between our regulated and non-regulated subsidiaries, which reconciles to our consolidated statement of income and statement of cash flows (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006

Net income	$6,923	$5,625

Regulated Subsidiaries:
Net income, excluding interest, depreciation, and amortization	$5,616	$4,583

Adjustments to reconcile net income to net cash provided by operating activities	441	334
Changes in operating assets and liabilities	11,283	7,956

Total adjustments	11,724	8,290

Net cash provided by operating activities	$17,340	$12,873

Non-regulated Subsidiaries:
Net income	$1,307	$1,042
Depreciation	737	543
Amortization	144	165
Interest	1,488	1,388

Net income, excluding interest, depreciation, and amortization	3,676	3,138

Adjustments to reconcile net income to net cash (used in) provided by operating activities	1,573	577
Changes in operating assets and liabilities	(3,068)	(1,420)

Total adjustments	(1,495)	(843)
Depreciation	(737)	(543)
Amortization	(144)	(165)
Interest	(1,488)	(1,388)

Net cash (used in) provided by operating activities	$(188)	$199

Consolidated total adjustments	10,229	7,447

Consolidated net cash provided by operating activities	$17,152	$13,072

Consolidated cash flow provided by operations for the three months ended March 31, 2007, was $17.2 million, compared to consolidated cash flow provided by operations of $13.1 million for the comparable period in 2006.

Regulated subsidiaries’ cash flow provided by operations for the three months ended March 31, 2007, was $17.3 million, compared to $12.9 million for the comparable period in 2006. This increase is primarily the result of growth in our underwritten business, a reduction in paid losses as a result of improved claim activity, and an increase in investment income as a result of growth in our investment portfolio. Partially offsetting these improvements was an increase in payments related to policy acquisition costs.

Non-regulated subsidiaries’ cash flow used in operations for the three months ended March 31, 2007, was $188,000, compared to cash flow provided by operations of $199,000 for the comparable period in 2006. The decrease in cash flow from operations is primarily the result of variable compensation payments related to our long-term incentive plan, which were made in the first quarter of 2007 and related to 2006 performance and profitability. This decrease was partially offset by a slight increase in fee-based revenues.

We continue to anticipate a temporary increase in cash outflows related to our investments in technology as we enhance our operating systems and controls. We believe these temporary increases will not affect our liquidity, debt covenants, or other key financial measures.

Other Items

Long-term Debt

The following table summarizes the principal amounts and variables associated with our long-term debt (in thousands):

					Interest
Year of		Year			Rate at	Principal
Issuance	Description	Callable	Year Due	Interest Rate Terms	03/31/07	Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	9.41%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	9.36%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	9.56%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	8.93%	20,620

					Total	$55,930

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

The first interest rate swap transaction, which relates to $5.0 million of our $12.0 million issuance of senior debentures, has an effective date of October 6, 2005 and ending date of May 24, 2009. We are required to make certain quarterly fixed rate payments calculated on a notional amount of $5.0 million, non-amortizing, based on a fixed annual interest rate of 8.925%. The counterparty is obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR, plus 4.20%.

The second interest rate swap transaction, which relates to $20.0 million of our $20.0 million issuance of trust preferred securities, has an effective date of October 6, 2005 and ending date of September 16, 2010. We are required to make quarterly fixed rate payments calculated on a notional amount of $20.0 million, non-amortizing, based on a fixed annual interest rate of 8.34%. The counterparty is obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR, plus 3.58%.

In relation to the above interest rate swaps, the net interest income received for the three months ended March 31, 2007, was approximately $38,000. The net interest expense incurred for the three months ended March 31, 2006, was approximately $18,000. The total fair value of the interest rate swaps as of March 31, 2007 and December 31, 2006, was approximately $83,000 and $200,000, respectively. Accumulated other comprehensive income at March 31, 2007 and December 31, 2006, included the accumulated income on the cash flow hedge, net of taxes, of $54,000 and $130,000, respectively.

Revolving Line of Credit

In November 2004, we entered into a revolving line of credit for up to $25.0 million, which expires in November 2007. We use the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, we and certain of our non-regulated subsidiaries pledged security interests in certain property and assets of named subsidiaries.

At March 31, 2007 and December 31, 2006, we had an outstanding balance of $10.4 million and $7.0 million on the new revolving line of credit, respectively.

The revolving line of credit provides for interest at a variable rate based, at our option, upon either a prime based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to us from subsidiaries during such period (“Adjusted EBITDA”). As of March 31, 2007, the weighted average interest rate for LIBOR-based borrowings was 6.6%.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually, commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) on an annual basis, a minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of March 31, 2007, we were in compliance with these covenants.

Shareholders’ Equity

At March 31, 2007, shareholders’ equity was $207.4 million, or $7.02 per common share, compared to $201.7 million, or $6.93 per common share, at December 31, 2006.

On October 28, 2005, our Board of Directors authorized management to purchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. For the three months ended March 31, 2007 and the year ended December 31, 2006, we did not repurchase any common stock. As of March 31, 2007, the cumulative amount we repurchased and retired under our current share repurchase plan was 63,000 shares of common stock for a total cost of approximately $372,000. As of March 31, 2007, we have available up to 937,000 shares remaining to be purchased.

On February 8, 2007, our Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of our LTIP award for the 2004-2006 plan years, which included both a cash and stock award. The stock portion of the LTIP award was valued at $2.5 million, which resulted in the issuance of 579,496 shares of our common stock. Of the 579,496 shares issued, 191,570 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. Refer to Note 2 — Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan for further detail. The retirement of the shares for the associated withholding taxes reduced our paid in capital by $1.8 million.

Regulatory

A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Services (“OFIS”) restricts the amount of funds that may be transferred to us in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At March 31, 2007, Star’s earned surplus position was positive $22.7 million. At December 31, 2006, Star had positive earned surplus of $13.2 million. Based upon the March 31, 2007, statutory financial statements, Star may pay a dividend of up to $22.7 million without the prior approval of OFIS. No statutory dividends were paid during 2006 or during the three months ended March 31, 2007.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in relation to our contractual obligations and commitments for the three months ended March 31, 2007.

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

At December 31, 2006, all of our Insurance Company Subsidiaries were in compliance with RBC requirements. Star reported statutory surplus of $165.1 million at December 31, 2006, compared to the threshold requiring the minimum regulatory involvement of $63.1 million in 2006. At March 31, 2007, Star’s statutory surplus increased $3.4 million to $168.5 million.

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of March 31, 2007, on a statutory combined basis, the gross and net premium leverage ratios were 2.0 to 1.0 and 1.6 to 1.0, respectively.

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

Convertible Note

In July 2005, we made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, we loaned an additional $3.5 million to the same agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At March 31, 2007, the estimated fair value of the derivative was not material to the financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which becomes effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We will evaluate the impact of SFAS No. 157, but believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 will permit entities the option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis as of specified election dates. This election is irrevocable. The objective of SFAS No. 159 is to improve financial reporting and reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will evaluate the potential impact SFAS No. 159 will have on our consolidated financial statements.

Subsequent Events

As previously indicated, in April 2007, we announced an upgrade of the financial strength rating by A.M. Best Company to “A−” (Excellent), from “B++” (Very Good) for our Insurance Company Subsidiaries.

On April 10, 2007, we executed an amendment to our current revolving credit agreement with our bank. The amendments included an extension of the term to September 30, 2010, an increase to the available borrowings up to

$35.0 million, and a reduction of the variable interest rate basis to a range between 75 to 175 basis points above LIBOR.

On April 16, 2007, we entered into an Asset Purchase Agreement (“Agreement”) to acquire U.S. Specialty Underwriters, Inc. (“USSU”) for a purchase price of $23.0 million. We simultaneously closed on the acquisition on the same date. The purchase price was comprised of $13.0 million in cash and $10.0 million in our common stock. The total shares issued for the $10.0 million portion of the purchase price was 907,935 shares. Under the terms of the Agreement, we acquired the excess workers’ compensation business and other related assets. USSU is based in Cleveland, Ohio, and is a specialty program manager that produces fee based income by underwriting excess workers’ compensation coverage for a select group of insurance companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of March 31, 2007. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At March 31, 2007, our fixed income portfolio had a modified duration of 3.88, compared to 3.93 at December 31, 2006.

At March 31, 2007, the fair value of our investment portfolio was $511.5 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. We continue to increase our holdings of tax-exempt securities based on our return to profitability and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2006. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Market Value	$532,449	$511,501	$490,170
Yield to Maturity or Call	3.49%	4.49%	5.49%
Effective Duration	3.99	4.09	4.23

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At March 31, 2007 and December 31, 2006, we had debentures of $55.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $559,000.

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

In addition, our revolving line of credit under which we can borrow up to $25.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At March 31, 2007, we had $10.4 million outstanding on this revolving line of credit. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $104,000. At December 31, 2006, we had $7.0 million outstanding. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $70,000.

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

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended March 31, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is included under Note 10 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2007, which is hereby incorporated by reference.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In October 2005, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares, or approximately 3%, of its common stock in market transactions for a period not to exceed twenty-four months.

For the three months ended March 31, 2007, the Company did not purchase and retire any shares of common stock. The maximum number of shares that may yet be repurchased under the Company’s current share repurchase plan is 937,000 shares, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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
Senior Vice President and
Chief Financial Officer

Dated: May 8, 2007

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