Form 10-Q
period 2007-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2007-08-09
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 1, 2007 was 36,967,887.

PART 1 — FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Six Months
	Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$166,814	$163,394
Ceded	(34,419)	(35,756)

Net earned premiums	132,395	127,638
Net commissions and fees	22,294	21,987
Net investment income	12,385	10,619
Net realized gains	14	18

Total revenues	167,088	160,262

Expenses
Losses and loss adjustment expenses	101,382	107,819
Reinsurance recoveries	(25,029)	(33,630)

Net losses and loss adjustment expenses	76,353	74,189
Salaries and employee benefits	26,432	27,214
Policy acquisition and other underwriting expenses	26,812	24,604
Other administrative expenses	14,992	14,927
Amortization expense	687	307
Interest expense	3,154	2,887

Total expenses	148,430	144,128

Income before taxes and equity earnings	18,658	16,134

Federal and state income tax expense	5,610	5,159
Equity earnings of affiliates	61	25

Net income	$13,109	$11,000

Earnings Per Share
Basic	$0.44	$0.38
Diluted	$0.44	$0.37
Weighted average number of common shares
Basic	29,822,086	28,842,427
Diluted	29,876,480	29,579,217

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$85,263	$81,703
Ceded	(18,072)	(17,189)

Net earned premiums	67,191	64,514
Net commissions and fees	10,743	10,698
Net investment income	6,229	5,380
Net realized gains	20	25

Total revenues	84,183	80,617

Expenses
Losses and loss adjustment expenses	51,380	57,935
Reinsurance recoveries	(11,673)	(20,789)

Net losses and loss adjustment expenses	39,707	37,146
Salaries and employee benefits	12,900	13,846
Policy acquisition and other underwriting expenses	13,169	13,180
Other administrative expenses	7,598	7,133
Amortization expense	543	142
Interest expense	1,667	1,499

Total expenses	75,584	72,946

Income before taxes and equity earnings	8,599	7,671

Federal and state income tax expense	2,461	2,312
Equity earnings of affiliates	48	16

Net income	$6,186	$5,375

Earnings Per Share
Basic	$0.20	$0.19
Diluted	$0.20	$0.18
Weighted average number of common shares
Basic	30,294,628	28,820,862
Diluted	30,350,553	29,571,925

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Net income	$13,109	$11,000
Other comprehensive income, net of tax:
Unrealized losses on securities	(4,176)	(5,245)
Net deferred derivative gain — hedging activity	113	431
Less: reclassification adjustment for gains included in net income	21	19

Other comprehensive loss, net of tax	(4,042)	(4,795)

Comprehensive income	$9,067	$6,205

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Net income	$6,186	$5,375
Other comprehensive income, net of tax:
Unrealized losses on securities	(4,556)	(2,216)
Net deferred derivative gain — hedging activity	189	179
Less: reclassification adjustment for gains included in net income	3	—

Other comprehensive loss, net of tax	(4,364)	(2,037)

Comprehensive income	$1,822	$3,338

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $523,567 and $486,213)	$515,688	$484,724
Cash and cash equivalents	26,377	42,876
Accrued investment income	6,035	5,884
Premiums and agent balances receivable, net	97,192	85,578
Reinsurance recoverable on:
Paid losses	6,771	4,257
Unpaid losses	200,214	198,422
Prepaid reinsurance premiums	15,869	20,425
Deferred policy acquisition costs	27,670	27,902
Deferred federal income taxes	18,503	15,732
Goodwill	43,497	31,502
Other assets	59,926	51,698

Total assets	$1,017,742	$969,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$523,258	$501,077
Unearned premiums	145,265	144,575
Debt	22,025	7,000
Debentures	55,930	55,930
Accounts payable and accrued expenses	26,161	25,384
Reinsurance funds held and balances payable	9,745	15,124
Payable to insurance companies	4,913	5,442
Other liabilities	11,122	12,775

Total liabilities	798,419	767,307

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 30,529,260 and 29,107,818 shares issued and outstanding	305	291
Additional paid-in capital	135,376	126,828
Retained earnings	89,391	76,282
Note receivable from officer	(870)	(871)
Accumulated other comprehensive loss	(4,879)	(837)

Total shareholders’ equity	219,323	201,693

Total liabilities and shareholders’ equity	$1,017,742	$969,000

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$13,109	$11,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	687	307
Amortization of deferred debenture issuance costs	118	118
Depreciation of furniture, equipment, and building	1,525	1,122
Net accretion of discount and premiums on bonds	1,389	1,266
Loss on sale of investments, net	32	30
Gain on sale of fixed assets	(44)	(44)
Stock-based employee compensation	2	114
Incremental tax benefits from stock options exercised	(623)	(301)
Long-term incentive plan expense	119	393
Deferred income tax expense	(595)	(319)
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(7,740)	(14,702)
Reinsurance recoverable on paid and unpaid losses	(4,306)	(4,066)
Prepaid reinsurance premiums	4,556	1,070
Deferred policy acquisition costs	232	494
Other assets	1,740	423
Increase (decrease) in:
Losses and loss adjustment expenses	22,181	25,892
Unearned premiums	690	(122)
Payable to insurance companies	(528)	(3,378)
Reinsurance funds held and balances payable	(5,379)	(28)
Other liabilities	(4,928)	(2,219)

Total adjustments	9,128	6,050

Net cash provided by operating activities	22,237	17,050

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(125,019)	(112,107)
Proceeds from sales and maturities of debt securities available for sale	87,244	56,614
Capital expenditures	(1,710)	(2,980)
Purchase of books of business	(75)	(120)
Acquisition of U.S Specialty Underwriters, Inc.	(12,644)	—
Other investing activities	(214)	288

Net cash used in investing activities	(52,418)	(58,305)

Cash Flows From Financing Activities
Proceeds from lines of credit	19,025	10,078
Payment of lines of credit	(4,000)	(5,178)
Book overdraft	361	421
Stock options exercised	(340)	202
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	(1,841)	—
Incremental tax benefits from stock options exercised	623	301
Other financing activities	(146)	(137)

Net cash provided by financing activities	13,682	5,687

Net decrease in cash and cash equivalents	(16,499)	(35,568)
Cash and cash equivalents, beginning of period	42,876	58,038

Cash and cash equivalents, end of period	$26,377	$22,470

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock portion of purchase price for acquisition of U.S. Specialty Underwriters, Inc.	$10,000	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1	— Summary of Significant Accounting Policies

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 2007, are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its annual report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2006.

The Company’s consolidated statement of comprehensive income for the three months and six months ended June 30, 2006 previously reported, had a computational error. Comprehensive income for the three months and six months ended June 30, 2006, was overstated by $179,000 and $431,000, respectively. The consolidated statements of comprehensive income for 2007 for the 2006 comparative periods have been restated for this computational error.

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

For the six months ending June 30, 2007, total assumed written premiums were $33.1 million, of which $29.2 million, relates to assumed business the Company manages directly, and therefore, no estimation is involved. The remaining $3.9 million of assumed written premiums includes $3.1 million related to residual markets.

For the three months ending June 30, 2007, total assumed written premiums were $9.7 million, of which $7.5 million, relates to assumed business the Company manages directly. The remaining $2.2 million of assumed written premiums includes $2.0 million related to residual markets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Outstanding options of 98,807 and 129,731 for the six months ended June 30, 2007 and 2006, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 39,510 and 288,765 for the six months ended June 30, 2007 and 2006, respectively. Shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 14,884 and 448,024 for the six months ended June 30, 2007 and 2006, respectively.

Outstanding options of 93,807 and 129,731 for the three months ended June 30, 2007 and 2006, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 39,941 and 308,400 for the three months ended June 30, 2007 and 2006, respectively. Shares related to the Company’s LTIP included in diluted earnings per share were 15,983 and 442,663 for the three months ended June 30, 2007 and 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 will permit entities the option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis as of specified election dates. This election is irrevocable. The objective of SFAS No. 159 is to improve financial reporting and reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the potential impact SFAS No. 159 will have on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following is a summary of the Company’s stock option activity and related information for the six months ended June 30, 2007:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding as of December 31, 2006	391,678	$7.38
Exercised	(200,926)	$2.75
Forfeited	(15,052)	$21.68

Outstanding as of June 30, 2007	175,700	$11.45

Exercisable as of June 30, 2007	149,830	$11.30

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$2.173 to $3.507	75,393	0.9	$2.17	75,393	$2.17
$6.48	1,500	2.7	$6.48	1,000	$3.24
$10.91 to $24.6875	98,807	1.2	$18.60	73,437	$23.47

	175,700	1.1	$11.45	149,830	$11.30

Compensation expense of $2,000 and $114,000 has been recorded in the six months ended June 30, 2007 and 2006 under SFAS 123(R), respectively. Compensation expense of $17,000 has been recorded in the three months ended June 30, 2006 under SFAS 123(R). As of March 31, 2007, the Company has fully expensed all of its current outstanding stock options.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

At June 30, 2007, the Company had $977,000 and $119,000 accrued for the cash and stock award, respectively, for a total accrual of $1.1 million under the LTIP. Of the $1.1 million accrued for the LTIP, $906,000 relates to the cash portion accrued for the 2004-2006 plan years under the LTIP. As previously indicated, the stock portion for the 2004-2006 plan years was fully expensed as of December 31, 2006. At December 31, 2006, the Company had $1.4 million and $2.5 million accrued for the cash and stock award, respectively, for a total accrual of $2.5 million under the LTIP. Shares related to the Company’s LTIP included in diluted earnings per share were 14,884 and 448,024 for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, shares included in diluted earnings per share were 15,983 and 442,663, respectively.

Deferred Compensation Plan

In 2006, the Company adopted an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company adopted the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. In accordance with the Excess Plan, the assets of the Excess Plan are held in a rabbi trust. The Excess Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. At June 30, 2007 and 2006, the Company had $531,000 and $58,000 accrued for deferred compensation, respectively.

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

Intercompany pooling agreements are commonly entered into between affiliated insurance companies, so as to allow the companies to utilize the capital and surplus of all of the companies, rather than each individual company. Under pooling arrangements, companies share in the insurance business that is underwritten and allocate the combined premium, losses and related expenses between the companies within the pooling arrangement. The Insurance Company Subsidiaries utilize an Inter-Company Reinsurance Agreement (the “Pooling Agreement”). This Pooling Agreement includes Star, Ameritrust Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”) and Williamsburg National Insurance Company (“Williamsburg”). Pursuant to the Pooling Agreement, Savers, Ameritrust and Williamsburg have agreed to cede to Star and Star

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

has agreed to reinsure 100% of the liabilities and expenses of Savers, Ameritrust and Williamsburg, relating to all insurance and reinsurance policies issued by them. In return, Star agreed to cede and Savers, Ameritrust and Williamsburg have agreed to reinsure Star for their respective percentages of the liabilities and expenses of Star. Annually, the Company examines the Pooling Agreement for any changes to the ceded percentage for the liabilities and expenses. Any changes to the Pooling Agreement must be submitted to the applicable regulatory authorities for approval.

At June 30, 2007 and December 31, 2006, the Company had reinsurance recoverables for paid and unpaid losses of $207.0 million and $202.7 million, respectively.

In regard to the Company’s excess-of-loss reinsurance, the Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company generally does not seek collateral where the reinsurer is rated “A-” or better by A.M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. As of June 30, 2007, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 44.1% of the total recoverable for paid and unpaid losses.

In regard to the Company’s risk-sharing partners (client captive or rent-a-captive quota-share non-admitted reinsurers), the Company manages credit risk on reinsurance recoverables by reviewing the financial stability, capitalization, and credit worthiness of prospective or existing reinsurers or partners. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks.

To date, the Company has not, in the aggregate, experienced material difficulties in collecting reinsurance recoverables.

The Company has historically maintained an allowance for the potential exposure to uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. The following table sets forth the Company’s exposure to uncollectible reinsurance and related allowances as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007			December 31, 2006
	Non Risk	Risk		Non Risk	Risk
	Sharing(1)	Sharing(2)	Total	Sharing(1)	Sharing(2)	Total

Gross exposure	$6,770	$7,396	$14,166	$6,863	$7,952	$14,815
Collateral or other security	(5)	(3,317)	(3,322)	(170)	(3,453)	(3,623)
Allowance	(6,684)	(2,928)	(9,612)	(6,777)	(2,954)	(9,731)

Net exposure	$81	$1,151	$1,232	$(84)	$1,545	$1,461

(1)	Balances related to three unaffiliated insurance companies, which are under regulatory liquidation or control, for which allowances have been established; all other admitted reinsurers have an A.M. Best rating of “A-” or better.

(2)	Balances related to risk-sharing partners, which have either captive or rent-a-captive quota-share reinsurance contracts with the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

On May 1, 2007, the Company renewed its existing reinsurance agreement that provides reinsurance coverage for policies written in the Company’s public entity excess liability program. The agreement provides reinsurance coverage of $4.0 million in excess of $1.0 million for each occurrence in excess of the policyholder’s self-insured retention.

In addition, the Company renewed its reinsurance agreement that provides $10.0 million in excess of $5.0 million for each occurrence, which is above the underlying $5.0 million of coverage for the Company’s public entity excess liability program. Under this agreement, reinsurers are responsible for 100% of each loss in excess of $5.0 million for all lines, except workers’ compensation, which is covered by the Company’s core catastrophic workers’ compensation treaty structure up to $50.0 million per occurrence.

Additionally, certain small programs have separate reinsurance treaties in place, which limit the Company’s exposure to $350,000 or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Facultative reinsurance is purchased for property values in excess of $5.0 million, casualty limits in excess of $2.0 million, or for coverage not covered by a treaty.

NOTE 4	— Debt

Lines of Credit

In April 2007, the Company executed an amendment to its current revolving credit agreement with its bank. The amendments included an extension of the term to September 30, 2010, an increase to the available borrowings up to $35.0 million, and a reduction of the variable interest rate basis to a range between 75 to 175 basis points above LIBOR. The Company uses the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, the Company and certain of its non-regulated subsidiaries pledged security interests in certain property and assets of the Company and named subsidiaries.

At June 30, 2007 and December 31, 2006, the Company had an outstanding balance of $22.0 million and $7.0 million on the revolving line of credit, respectively.

The revolving line of credit provides for interest at a variable rate based, at the Company’s option, upon either a prime based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 75 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to the Company from subsidiaries during such period (“Adjusted EBITDA”). At June 30, 2007, the weighted average interest rate for LIBOR-based borrowings outstanding was 6.4%.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of June 30, 2007, the Company was in compliance with these covenants.

Senior Debentures

In April 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. At June 30, 2007, the interest rate was 9.36%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $390,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

In May 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. At June 30, 2007, the interest rate was 9.56%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $360,000 of commissions paid to the placement agents. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense.

The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries and the remaining proceeds were used for general corporate purposes.

Junior Subordinated Debentures

In September 2005, Meadowbrook Capital Trust II (the “Trust II”), an unconsolidated subsidiary trust of the Company, issued $20.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

institutional investor. Contemporaneously, the Company issued $20.6 million in junior subordinated debentures, which includes the Company’s investment in the trust of $620,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. At June 30, 2007, the interest rate was 8.94%. These debentures are callable by the Company at par beginning in October 2010.

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

In September 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable TPS to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. At June 30, 2007, the interest rate was 9.40%. These debentures are callable by the Company at par beginning in October 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

In relation to the above interest rate swaps, the net interest income received for the six months ended June 30, 2007, was approximately $76,000. The net interest expense incurred for the six months ended June 30, 2006, was approximately $9,000. For the three months ended June 30, 2007 and 2006, the net interest income received was approximately $38,000 and $9,000, respectively. The total fair value of the interest rate swaps as of June 30, 2007 and December 31, 2006, was approximately $373,000 and $200,000, respectively. Accumulated other comprehensive income at June 30, 2007 and December 31, 2006, included the accumulated income on the cash flow hedge, net of taxes, of $243,000 and $130,000, respectively.

In July 2005, the Company made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, the Company loaned an additional $3.5 million to the same agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At June 30, 2007, the estimated fair value of the derivative was not material to the financial statements.

NOTE 6 —	Shareholders’ Equity

At June 30, 2007, shareholders’ equity was $219.3 million, or a book value of $7.18 per common share, compared to $201.7 million, or a book value of $6.93 per common share, at December 31, 2006.

In October 2005, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. For the six months ended June 30, 2007 and for the year ended December 31, 2006, the Company did not repurchase any common stock. As of June 30, 2007, the cumulative amount the Company repurchased and retired under the current share repurchase plan was 63,000 shares of common stock for a total cost of approximately $372,000. As of June 30, 2007, the Company has available up to 937,000 shares remaining to be purchased.

On February 8, 2007, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of the Company’s LTIP award for the 2004-2006 plan years, which included both a cash and stock award. The stock portion of the LTIP award was valued at $2.5 million, which resulted in the issuance of 579,496 shares of the Company’s common stock. Of the 579,496 shares issued, 191,570 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. Refer to Note 2 ~ Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

further detail. The retirement of the shares for the associated withholding taxes reduced the Company’s paid in capital by $1.8 million.

In April 2007, the Company purchased the business of U.S. Specialty Underwriters, Inc. for a purchase price of $23.0 million. This purchased price was comprised of $13.0 million in cash and $10.0 million in the Company’s common stock. Total additional shares issued for the $10.0 million portion of the purchase price were 907,935 shares.

NOTE 7 —	Regulatory Matters and Rating Agencies

A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Services (“OFIS”), restricts the amount of funds that may be transferred to the holding company in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At June 30, 2007, Star’s earned surplus position was positive $26.3 million. At December 31, 2006, Star had positive earned surplus of $13.2 million. As of June 30, 2007, Star may pay a dividend of up to $16.5 million without the prior approval of OFIS, which is ten percent of statutory surplus as of year end 2006. No statutory dividends were paid during 2006 or during the six months ended June 30, 2007.

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of June 30, 2007, on a statutory combined basis, the gross and net premium leverage ratios were 1.9 to 1.0 and 1.6 to 1.0, respectively.

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

At December 31, 2006, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required.

In April 2007, the Company received an upgrade of its financial strength rating by A.M. Best Company to “A-” (Excellent), from “B++” (Very Good) for its Insurance Company Subsidiaries.

NOTE 8 —	Segment Information

The Company defines its operations as specialty risk management operations and agency operations based upon differences in products and services. The separate financial information of these segments is consistent with the way results are regularly evaluated by management in deciding how to allocate resources and in assessing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

performance. Intersegment revenue is eliminated upon consolidation. It would be impracticable for the Company to determine the allocation of assets between the two segments.

Specialty Risk Management Operations

The specialty risk management operations segment, which includes insurance company specialty programs and fee-for-service specialty programs, focuses on specialty or niche insurance business. Specialty risk management operations provide services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of the Company’s agent-partners. The Company recognizes revenue related to the services and coverages the specialty risk management operations provides within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains (losses).

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

The following tables set forth the segment results (in thousands):

	For the Six Months
	Ended June 30,
	2007	2006

Revenues
Net earned premiums	$132,395	$127,638
Management fees	10,287	9,621
Claims fees	4,451	4,451
Loss control fees	1,143	1,131
Reinsurance placement	418	561
Investment income	11,921	10,170
Net realized gains	14	18

Specialty risk management	160,629	153,590
Agency operations	6,745	7,139
Miscellaneous income(2)	464	449
Intersegment revenue	(750)	(916)

Consolidated revenue	$167,088	$160,262

Pre-tax income:
Specialty risk management	$22,020	$18,632
Agency operations(1)	1,868	2,265
Non-allocated expenses	(5,230)	(4,763)

Consolidated pre-tax income	$18,658	$16,134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three Months
	Ended June 30,
	2007	2006

Revenues
Net earned premiums	$67,191	$64,514
Management fees	5,412	5,090
Claims fees	2,247	2,351
Loss control fees	544	593
Reinsurance placement	85	143
Investment income	5,991	5,140
Net realized gains	20	25

Specialty risk management	81,490	77,856
Agency operations	2,860	2,878
Miscellaneous income(2)	238	240
Intersegment revenue	(405)	(357)

Consolidated revenue	$84,183	$80,617

Pre-tax income:
Specialty risk management	$10,768	$9,334
Agency operations(1)	574	614
Non-allocated expenses	(2,743)	(2,277)

Consolidated pre-tax income	$8,599	$7,671

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the six months ended June 30, 2007 and 2006, the allocation of corporate overhead to the agency operations segment was $1.2 million and $1.6 million, respectively. For the three months ended June 30, 2007 and 2006, the allocation of corporate overhead to the agency operations segment was $528,000 and $771,000, respectively.

(2)	The miscellaneous income included in the revenue relates to miscellaneous interest income within the holding company.

The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Six Months
	Ended June 30,
	2007	2006

Holding company expenses	$(1,389)	$(1,569)
Amortization	(687)	(307)
Interest expense	(3,154)	(2,887)

	$(5,230)	$(4,763)

	For the Three Months
	Ended June 30,
	2007	2006

Holding company expenses	$(533)	$(636)
Amortization	(543)	(142)
Interest expense	(1,667)	(1,499)

	$(2,743)	$(2,277)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 9 —	Income Taxes

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

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of June 30, 2007 and December 31, 2006, the Company had no amounts of accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Tax returns for all years after 2002 are subject to future examination by tax authorities.

NOTE 10 —	Commitments and Contingencies

The Company and its subsidiaries are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, the Company has established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with SFAS No. 5, “Accounting for Contingencies,” if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable; an accrual for the costs to resolve these claims is recorded by the Company in its consolidated balance sheets. Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income. Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate, will have a material adverse effect on the Company’s financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

NOTE 11 —	Subsequent Events

On July 19, 2007, the Company completed a secondary offering of 5,500,000 additional shares of its common stock at a price of $9.65 per share. In addition, the underwriters for the offering exercised their over-allotment option of 937,500 additional shares. The Company received total gross proceeds of $62.1 million. Including the underwriting discount associated with the offering and other estimated expenses, the Company received total net proceeds of approximately $58.6 million. These net proceeds will be utilized to support organic growth within its underwriting operations, fund potential select acquisitions and for other general corporate purposes. Upon receipt of the net proceeds, the Company did reduce its $22.0 million line of credit balance to zero.

ITEM 2

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods ended June 30, 2007 and 2006

Forward-Looking Statements

This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectibility of reinsurance; increased rate pressure on premiums; ability to obtain rate increases in current market conditions; investment rate of return; changes in and adherence to insurance regulation; actions taken by regulators, rating agencies or lenders; attainment of certain processing efficiencies; changing rates of inflation; general economic conditions and other risks identified in our reports and registration statements filed with the Securities and Exchange Commission. We are not under any obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

Description of Business

We are a publicly traded specialty risk management organization offering a full range of insurance products and services, focused on niche and specialty program business, which we believe is under served by the standard insurance market. Program business refers to an aggregation of individually underwritten risks that have some unique characteristic and are distributed through a select group of focused general agencies, retail agencies and program administrators. We perform the majority of underwriting and claims services associated with these programs. We also provide property and casualty insurance coverage and services through programs and alternative risk management solutions for agents, professional and trade associations, public entities and small to medium-sized insureds. In addition, we also operate as an insurance agency representing unaffiliated insurance companies in placing insurance coverages for policyholders. We define our business segments as specialty risk management operations and agency operations.

Critical Accounting Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our annual report on Form 10-K as filed with the United States Securities and Exchange Commission on March 13, 2007, are those that we consider to be our critical accounting estimates. As of the three months and six months ended June 30, 2007, there have been no material changes in our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Executive Overview

For the first half of 2007, we experienced an improvement in our overall results in comparison to prior year. This improvement continues to reflect our selective growth, as well as our adherence to strict corporate underwriting guidelines and price adequacy. We continue to be committed to strong underwriting discipline and growth within our profitable programs. Our generally accepted accounting principles (“GAAP”) combined ratio for the six months ended June 30, 2007 was 96.8%, in comparison to 2006 at 96.7%. We continue to experience solid growth in our fee-based operations. After tax net operating income, excluding amortization, increased 21.1% to $13.5 million, or $0.45 per diluted share, compared to $11.2 million, or $0.38 per diluted share in 2006.

Gross written premium increased $4.2 million, or 2.6%, for the first half of 2007 to $167.5 million, compared to $163.3 million. Our existing underwritten business was up $8.9 million, or 5.8% in comparison to 2006. This growth included business from new programs implemented in 2006. The growth in existing business was slightly offset by a reduction in residual market premiums that are assigned to us as a result of a decrease in the estimate of the overall size of the residual market. We continue to follow pricing guidelines mandated by our corporate underwriting guidelines. Overall, our rate change for the first half of the year was slightly down. We anticipate it will remain slightly down for the remainder of the year. We continue to be selective on new program implementation by focusing only on those programs that meet our underwriting guidelines and have a proven history of profitability.

In April 2007, we received an upgrade of our financial strength rating by A.M. Best Company to “A-” (Excellent), from “B++” (Very Good) for our Insurance Company Subsidiaries. We worked diligently towards achieving this upgrade and were very pleased with the decision. This rating upgrade validates our commitment to create value through excellent underwriting and consistent operating performance. We are well positioned to attract additional solid underwriting prospects from new and existing insurance programs and should realize significant cost savings in the future.

In April 2007, we entered into an Asset Purchase Agreement (“Agreement”) to acquire the business of U.S. Specialty Underwriters, Inc. (“USSU”) for a purchase price of $23.0 million. We simultaneously closed on the acquisition on the same date. The purchase price was comprised of $13.0 million in cash and $10.0 million in our common stock. The total shares issued for the $10.0 million portion of the purchase price was 907,935 shares. Under the terms of the Agreement, we acquired the excess workers’ compensation business and other related assets. In addition, we entered into a Management Agreement with the shareholder of USSU. Under the terms and conditions of the Management Agreement, the shareholder is responsible for the day to day administration and management of the acquired business. The shareholder’s consideration for the performance of its duties shall be in the form of a Management Fee payable by us based on a share of net income before interest, taxes, depreciation, and amortization. In addition, we can terminate the Management Agreement in the future, at our discretion, based on a multiple of the Management Fee calculated for the trailing twelve months and subject to the terms and conditions of the Agreement. USSU is based in Cleveland, Ohio, and is a specialty program manager that produces fee based income by underwriting excess workers’ compensation coverage for a select group of insurance companies.

In July 2007, we completed an offering of 6,437,500 additional shares of newly issued common stock at $9.65 per share. The gross proceeds of the offering were $62.1 million. The net proceeds were $58.6 million. The net proceeds from the offering will be utilized to support organic growth within our underwriting operations, fund potential select acquisitions, and for other general corporate purposes. Upon receipt of the net proceeds, we reduced our $22.0 million line of credit balance to zero.

Results of Operations

Net income for the six months ended June 30, 2007, was $13.1 million, or $0.44 per dilutive share, compared to net income of $11.0 million, or $0.37 per dilutive share, for the comparable period of 2006. This improvement reflects growth in net investment income from positive operating cash flows and an increase in margins on our gross commissions and fee revenue, partially offset by amortization of intangibles and interest expense associated with the recent acquisition of USSU. In addition, this increase was the result of our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy.

Revenues for the six months ended June 30, 2007, increased $6.8 million, or 4.3%, to $167.1 million, from $160.3 million for the comparable period in 2006. This increase reflects a $4.8 million, or 3.7%, increase in net earned premiums. The increase in net earned premiums is the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, partially offset by a reduction in residual market premiums that are assigned to us as a result of a decrease in the estimate of the overall size of the residual market. In addition, the increase in revenue reflects a $1.8 million increase in investment income, primarily the result of an increase in average invested assets due to positive cash flow and a slight increase in yield.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Six Months
	Ended June 30,
	2007	2006

Revenue:
Net earned premiums	$132,395	$127,638
Management fees	10,287	9,621
Claims fees	4,451	4,451
Loss control fees	1,143	1,131
Reinsurance placement	418	561
Investment income	11,921	10,170
Net realized gains	14	18

Total revenue	$160,629	$153,590

Pre-tax income
Specialty risk management operations	$22,020	$18,632

Revenues from specialty risk management operations increased $7.0 million, or 4.6%, to $160.6 million for the six months ended June 30, 2007, from $153.6 million for the comparable period in 2006.

Net earned premiums increased $4.8 million, or 3.7%, to $132.4 million in the six months ended June 30, 2007, from $127.6 million in the comparable period in 2006. As previously indicated, this increase is the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, partially offset by the reduction in residual market premiums and mandatory rate decreases in the Nevada, Florida and Massachusetts workers’ compensation lines of business.

Management fees increased $666,000, or 6.9%, to $10.3 million for the six months ended June 30, 2007, from $9.6 million for the comparable period in 2006. This increase is related to fees received as a result of our acquisition of USSU. Total fees received for the six months ended June 30, 2007 as a result of this acquisition were $809,000. Slightly offsetting these fees was a slight decrease in fees related to a New England-based program.

Claim fees remained flat for the six months ended June 30, 2007, compared to 2006.

Net investment income increased $1.7 million, or 17.2%, to $11.9 million in 2007, from $10.2 million in 2006. Average invested assets increased $69.3 million, or 14.9%, to $534.8 million in 2007, from $465.5 million in 2006. The increase in average invested assets reflects cash flows from continued favorable underwriting results and an increase in the duration of our reserves. The increase in the duration of our reserves reflects the impact of growth in our excess liability business, which was implemented at the end of 2003. This type of business has a longer duration than the average reserves on our other programs and is now a larger proportion of reserves. The average investment yield for June 30, 2007, was 4.63%, compared to 4.56% for the comparable period in 2006. The current pre-tax book yield was 4.44%. The current after-tax book yield for the six months ended June 30, 2007 was 3.40%, compared to 3.26% for the comparable period in 2006. This increase is primarily the result of the shift in our investment portfolio to tax-exempt investments. The duration of the investment portfolio is 4.2 years.

Specialty risk management operations generated pre-tax income of $22.0 million for the six months ended June 30, 2007, compared to pre-tax income of $18.6 million for the comparable period in 2006. This increase in pre-tax income reflects growth in net investment income from positive operating cash flows and an increase in the pre-

tax margin on our gross managed and intercompany fee revenue. The GAAP combined ratio was 96.8% for the six months ended June 30, 2007, compared to 96.7% for the same period in 2006.

Net loss and loss adjustment expenses (“LAE”) increased $2.2 million, or 2.9%, to $76.4 million for the six months ended June 30, 2007, from $74.2 million for the same period in 2006. Our loss and LAE ratio improved 0.3 percentage points to 62.7% for the six months ended June 30, 2007, from 63.0% for the same period in 2006. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. This improvement reflects the impact of favorable development of prior accident year reserves of 0.7 percentage points of December 31, 2006 reserves, offset by prior year reinsurance premium adjustments related to an inception to date reconciliation project completed in conjunction with the implementation of a new automated reinsurance system. In addition, a slightly more competitive insurance market resulted in a small increase in the loss ratio. The favorable development primarily reflects favorable claim settlements in the professional liability and workers’ compensation lines of business. Offsetting these improvements was unfavorable development within the general liability and auto liability lines of business. The unfavorable development within the general liability line of business reflects a claim reserving process change for an excess liability program. The unfavorable development within the auto liability line of business was primarily the result of unexpected case reserve increases within our California-based energy program. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Our expense ratio for the six months ended June 30, 2007 was 34.1%, compared to 33.7% for the same period in 2006. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The slight increase in the expense ratio in comparison to 2006 is primarily the result of an increase in insurance related assessments. This was partially offset by an increase in ceding commissions, also impacted by shifts in the mix of business.

Agency Operations

The following table sets forth the revenues and results from operations for our agency operations (in thousands):

	For the Six Months Ended June 30,
	2007	2006

Net commission	$6,745	$7,139
Pre-tax income(1)	$1,868	$2,265

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the six months ended June 30, 2007 and 2006, the allocation of corporate overhead to the agency operations segment was $1.2 million and $1.6 million, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, decreased $394,000, or 5.5%, to $6.7 million for the six months ended June 30, 2007, from $7.1 million for the comparable period in 2006. This decrease is primarily the result of a reduction in premium on client renewals due to a more competitive pricing environment primarily on our larger Michigan accounts.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $1.9 million for the six months ended June 30, 2007, compared to $2.3 million for the comparable period in 2006. The decrease in the pre-tax income is primarily attributable to the decrease in agency commission revenue mentioned above.

Other Items

Reserves

At June 30, 2007, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $323.0 million. We established a reasonable range of reserves of approximately $299.1 million to

$344.7 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$153,864	$170,184	$163,842
Commercial Multiple Peril/General Liability	68,541	85,108	76,120
Commercial Automobile	59,198	67,080	63,342
Other	17,512	22,357	19,740

Total Net Reserves	$299,115	$344,729	$323,044

(1)	Includes Residual Markets

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the six months ended June 30, 2007 and the year ended December 31, 2006.

For the six months ended June 30, 2007, we reported a decrease in net ultimate loss estimates for accident years 2006 and prior of $2.1 million, or 0.7% of $302.7 million of net loss and LAE reserves at December 31, 2006. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2007 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2006 and for the six months ended June 30, 2007. The major components of this change in ultimate loss estimates are as follows (in thousands):

	Reserves at	Incurred Losses			Paid Losses			Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	June 30,
Line of Business	2006	Year	Years	Incurred	Year	Years	Paid	2007

Workers’ Compensation	$137,113	$28,796	$(5,553)	$23,243	$544	$21,370	$21,914	$138,442
Residual Markets	26,098	5,241	(2,135)	3,106	1,994	1,810	3,804	25,400
Commercial Multiple Peril/General Liability	63,056	13,747	7,520	21,267	(168)	8,371	8,203	76,120
Commercial Automobile	54,642	22,675	1,638	24,313	3,399	12,214	15,613	63,342
Other	21,746	8,040	(3,616)	4,424	1,492	4,938	6,430	19,740

Net Reserves	302,655	$78,499	$(2,146)	$76,353	$7,261	$48,703	$55,964	323,044

Reinsurance Recoverable	198,422							200,214

Consolidated	$501,077							$523,258

	Reserves at	Re-Estimated	Development
	December 31,	Reserves at June 30,	as a Percentage
Line of Business	2006	2007 on Prior Years	of Prior Year Reserves

Workers’ Compensation	$137,113	$131,560	(4.0)%
Commercial Multiple Peril/General Liability	63,056	70,576	11.9%
Commercial Automobile	54,642	56,280	3.0%
Other	21,746	18,130	(16.6)%

Sub-total	276,557	276,546	0.0%
Residual Markets	26,098	23,963	(8.2)%

Total Net Reserves	$302,655	$300,509	(0.7)%

Workers’ Compensation Excluding Residual Markets — The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets decreased $5.6 million, or 4.0% of net workers’ compensation reserves. This net overall decrease primarily reflects decreases of $608,000, $1.8 million, $1.3 million, $580,000 and $808,000 in accident years 2006, 2005, 2004, 2003 and 2000, respectively. These decreases reflect better than expected experience for many of our workers’ compensation programs, including a Nevada, Florida, New England, and a countrywide association program. The anticipated average severity on reported claims in the prior actuarial projections was better than expected and, therefore, ultimate loss estimates were reduced. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril/General Liability — The commercial multiple peril and general liability line of business had an increase in net ultimate loss estimates of $7.5 million, or 11.9% of net commercial multiple peril and general liability reserves. The net increase reflects increases of $1.4 million, $1.0 million, and $4.6 million in the ultimate loss estimates for accident years 2006, 2005 and 2004, which were primarily due to larger than expected claim emergence in a Florida-based program. This emergence reflects greater than expected claim activity within an excess liability program, primarily in the 2004 accident year. While this program had unfavorable development in prior accident year reserves, the current and inception to date underwriting profits remain positive and within our corporate guidelines for return on surplus. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile — The projected net ultimate loss estimate for the commercial automobile line of business increased $1.6 million, or 3.0% of net commercial automobile reserves. This net overall increase reflects increases of $1.7 million and $1.3 million in accident years 2005 and 2004, respectively. These increases primarily reflect higher than expected emergence of claim activity in a Florida-based and California-based program. These increases were offset by decreases of $707,000 and $253,000 in accident years 2006 and 2001, respectively. The decreases in these accident years reflect favorable development within a California-based program and a Florida-based program. The change in ultimate loss estimates for all other accident years was insignificant.

Other — The projected net ultimate loss estimate for the other lines of business decreased $3.6 million, or 16.6% of net reserves. This net decrease reflects decreases of $970,000, $1.3 million, $761,000, and $360,000, in the net ultimate loss estimate for accident years 2006, 2005, 2004 and 2003, respectively. These decreases were due to better than expected case reserve development during the calendar year in a medical malpractice program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets — The workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $2.1 million, or 8.2% of net reserves. This decrease reflects reductions of $1.5 million, $939,000, and $326,000 in accident years 2005, 2004 and 2003, respectively. Offsetting these decreases was an increase of $648,000 in accident year 2006. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.

Salary and Employee Benefits and Other Administrative Expenses

Salary and employee benefits for the six months ended June 30, 2007, decreased $782,000, or 2.9%, to $26.4 million, from $27.2 million for the comparable period in 2006. This decrease primarily reflects a decrease in variable compensation and health benefit costs, offset by merit increases. The decrease in variable compensation reflects the increase in our targeted return on equity. Overall, our headcount remained flat.

Other administrative expenses remained relatively flat in comparison to 2006. Other administrative expenses increased in comparison to 2006 as a result of our acquisition of USSU, primarily due to the management fee associated with this acquisition. Offsetting the increases related to USSU were decreases related to policyholder dividends, as well as various decreases in other general operating expenses in comparison to 2006.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for the six months ended June 30, 2007, increased $380,000, or 123.8%, to $687,000, from $307,000 for the comparable period in 2006. Amortization expense primarily relates to the customer relationships acquired with the Florida-based agency operation in 2005 and the acquisition of USSU. The increase in amortization expense is related to our acquisition of USSU.

Interest Expense

Interest expense for the six months ended June 30, 2007, increased $267,000, or 9.2%, to $3.2 million, from $2.9 million for the comparable period in 2006. The increase in interest expense reflects an increase in the outstanding balance on our line of credit associated with borrowings to fund the cash portion of the USSU acquisition. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our line of credit. The average outstanding balance on our line of credit during the six months ending June 30, 2007, was $15.0 million, compared to $10.0 million for the same period in 2006. The average interest rate, excluding the debentures, was approximately 6.7% in 2007, compared to 6.6% in 2006.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the six months ended June 30, 2007, was $5.6 million, or 30.0% of income before taxes. For the same period last year, we reflected an income tax expense of $5.2 million, or 32.0% of income before taxes. The decrease in our tax rate from 2006 to 2007 primarily reflects a higher level of tax exempt securities in our investment portfolio, slightly offset by a higher level of income within our fee-based operations, which are taxed at a 35% rate. Our tax exempt securities as a percentage of total invested assets were 45.3% and 43.3% at June 30, 2007 and 2006, respectively.

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

At June 30, 2007, we had 357 securities that were in an unrealized loss position. These investments all had unrealized losses of less than ten percent. At June 30, 2007, 203 of those investments, with an aggregate $189.6 million and $5.6 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching our conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) our ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) changes in market value were considered normal in relation to overall fluctuations in interest rates.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	June 30, 2007
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of
	Investments with	Unrealized	Investments with	Unrealized	Investments with	Gross Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$10,469	$(106)	$16,047	$(372)	$26,516	$(478)
Obligations of states and political subdivisions	114,710	(2,182)	80,955	(2,062)	195,665	(4,244)
Corporate securities	13,947	(395)	47,918	(1,429)	61,865	(1,824)
Mortgage and asset backed securities	61,859	(1,015)	61,727	(1,959)	123,586	(2,974)

Totals	$200,985	$(3,698)	$206,647	$(5,822)	$407,632	$(9,520)

	December 31, 2006
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments with	Unrealized	Investments with	Unrealized	Investments with	Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses	Unrealized Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$14,586	$(61)	$27,076	$(460)	$41,662	$(521)
Obligations of states and political subdivisions	45,726	(210)	68,958	(1,250)	114,684	(1,460)
Corporate securities	7,646	(61)	55,520	(1,454)	63,166	(1,515)
Mortgage and asset backed securities	20,462	(91)	67,495	(1,535)	87,957	(1,626)

Totals	$88,420	$(423)	$219,049	$(4,699)	$307,469	$(5,122)

As of June 30, 2007, gross unrealized gains and (losses) on securities were $1.6 million and ($9.5 million), respectively. As of December 31, 2006, gross unrealized gains and (losses) on securities were $3.6 million and ($5.1 million), respectively.

Our investment portfolio remains almost 100% in investment grade securities and we continue to invest in securities with minimum credit risk. While our investment portfolio includes investments in mortgage-backed and agency-backed securities, we have no exposure to sub-prime mortgages.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Results of Operations

Net income for the three months ended June 30, 2007, was $6.2 million, or $0.20 per dilutive share, compared to net income of $5.4 million, or $0.18 per dilutive share, for the comparable period of 2006. This improvement primarily reflects growth in net investment income, expansion of cash margins on our gross commissions and fee revenue, offset by a slightly more competitive insurance market and amortization of intangibles and interest expense associated with the acquisition of USSU.

Revenues for the three months ended June 30, 2007, increased $3.6 million, or 4.4%, to $84.2 million, from $80.6 million for the comparable period in 2006. This increase reflects a $2.7 million, or 4.1%, increase in net earned premiums. The increase in net earned premiums is the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, partially offset by a reduction in residual market premiums that are assigned to us as a result of a decrease in the estimate of the overall size of the residual market. In addition, the increase in revenue reflects an $849,000 increase in investment income, primarily the result of an increase in average invested assets due to positive cash flow and a slight increase in yield.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Three Months Ended June 30,
	2007	2006

Revenue:
Net earned premiums	$67,191	$64,514
Management fees	5,412	5,090
Claims fees	2,247	2,351
Loss control fees	544	593
Reinsurance placement	85	143
Investment income	5,991	5,140
Net realized gains	20	25

Total revenue	$81,490	$77,856

Pre-tax income
Specialty risk management operations	$10,768	$9,334

Revenues from specialty risk management operations increased $3.6 million, or 4.7%, to $81.5 million for the three months ended June 30, 2007, from $77.9 million for the comparable period in 2006.

Net earned premiums increased $2.7 million, or 4.1%, to $67.2 million in the three months ended June 30, 2007, from $64.5 million in the comparable period in 2006. As previously indicated, this increase is the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, partially offset by the reduction in residual market premiums and mandatory rate decreases in the Nevada, Florida and Massachusetts workers’ compensation lines of business.

Management fees increased $322,000, or 6.3%, to $5.4 million for the three months ended June 30, 2007, from $5.1 million for the comparable period in 2006. This increase is related to fees received as a result of our acquisition of USSU. Total fees received for the three months ended June 30, 2007 as a result of this acquisition were $809,000. Slightly offsetting these fees was a slight decrease in fees related to a New England-based program, as well as the timing of anticipated profit sharing payments received in 2006 versus 2007.

Claim fees decreased $104,000, or 4.4%, to $2.2 million, from $2.4 million for the comparable period in 2006.

Net investment income increased $851,000, or 16.6%, to $6.0 million in 2007, from $5.1 million in 2006. Average invested assets increased $78.2 million, or 16.7%, to $547.5 million in 2007, from $469.3 million in 2006. The increase in average invested assets reflects cash flows from continued favorable underwriting results and an increase in the duration of our reserves. The increase in the duration of our reserves reflects the impact of growth in our excess liability business, which was implemented at the end of 2003. This type of business has a longer duration than the average reserves on our other programs and is now a larger proportion of reserves. The average investment yield for June 30, 2007, was 4.55%, compared to 4.58% for the comparable period in 2006. The current pre-tax book yield was 4.44%. The current after-tax book yield for the three months ended June 30, 2007 was 3.40%, compared to

3.26% for the comparable period in 2006. This increase is primarily the result of the shift in our investment portfolio to tax-exempt investments. The duration of the investment portfolio is 4.2 years.

Specialty risk management operations generated pre-tax income of $10.8 million for the three months ended June 30, 2007, compared to pre-tax income of $9.3 million for the comparable period in 2006. This increase in pre-tax income primarily reflects growth in net investment income, expansion of cash margins on our gross fee revenue, offset by a slightly more competitive insurance market. The GAAP combined ratio was 97.4% for the three months ended June 30, 2007, compared to 97.2% for the same period in 2006.

Net loss and loss adjustment expenses increased $2.6 million, or 6.9%, to $39.7 million for the three months ended June 30, 2007, from $37.1 million for the same period in 2006. Our loss and LAE ratio increased 1.7 percentage points to 64.1% for the three months ended June 30, 2007, from 62.4% for the same period in 2006. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The loss and LAE ratio for the quarter ended June 30, 2007 was impacted by prior year reinsurance premium adjustments related to inception to date reconciliations completed in conjunction with the implementation of a new reinsurance system, which added 0.9 percentage points to the loss and LAE ratio. In addition, a slightly more competitive insurance market resulted in a small increase in the loss ratio.

Our expense ratio decreased 1.5 percentage points to 33.3% for the three months ended June 30, 2007, from 34.8% for the same period in 2006. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. This decrease in the expense ratio in comparison to 2006 is primarily the result of an increase in ceding commissions. The increase in ceding commissions is the result of new quota share program business as well as shifts in the mix of business on existing programs, slightly offset by an increase in insurance related assessments.

Agency Operations

The following table sets forth the revenues and results from operations for our agency operations (in thousands):

	For the Three Months Ended June 30,
	2007	2006

Net commission	$2,860	$2,878
Pre-tax income(1)	$574	$614

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended June 30, 2007 and 2006, the allocation of corporate overhead to the agency operations segment was $528,000 and $771,000, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, remained relatively flat in comparison to 2006.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $574,000 for the three months ended June 30, 2007, compared to $614,000 for the comparable period in 2006.

Other Items

Reserves

For the three months ended June 30, 2007, we reported an increase in net ultimate loss estimates for accident years 2006 and prior of $83,000, or 0.03% of $302.7 million of net loss and LAE reserves at December 31, 2006. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2007 and 2006.

Salary and Employee Benefits and Other Administrative Expenses

Salary and employee benefits for the three months ended June 30, 2007, decreased $946,000, or 6.8%, to $12.9 million, from $13.8 million for the comparable period in 2006. This decrease primarily reflects a decrease in variable compensation and health benefit costs, offset by merit increases. The decrease in variable compensation reflects the increase in our targeted return on equity. Overall, our headcount remained flat.

Other administrative expenses increased $465,000, or 6.5%, to $7.6 million, from $7.1 million for the comparable period in 2006. This increase is the result of our acquisition of USSU, primarily due to the management fee associated with this acquisition. Offsetting the increases related to USSU were various decreases in other general operating expenses in comparison to 2006.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for the three months ended June 30, 2007, increased $401,000, or 282.4%, to $543,000, from $142,000 for the comparable period in 2006. Amortization expense primarily relates to the customer relationships acquired with the Florida based agency operation in 2005 and the acquisition of USSU. The increase in amortization expense is related to our acquisition of USSU.

Interest Expense

Interest expense for the three months ended June 30, 2007, increased $168,000, or 11.2%, to $1.7 million, from $1.5 million for the comparable period in 2006. The increase in interest expense reflects an increase in the outstanding balance on our line of credit associated with borrowings to fund the cash portion of the USSU acquisition. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our current line of credit. The average outstanding balance on our line of credit during the three months ending June 30, 2007, was $20.4 million, compared to $10.1 million for the same period in 2006. The average interest rate, excluding the debentures, was approximately 6.4% in 2007, compared to 6.3% in 2006.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the three months ended June 30, 2007, was $2.5 million, or 28.6% of income before taxes. For the same period last year, we reflected an income tax expense of $2.3 million, or 30.1% of income before taxes. The decrease in our tax rate from 2006 to 2007 primarily reflects a higher level of tax exempt securities in our investment portfolio, slightly offset by a higher level of income within our fee-based operations, which are taxed at a 35% rate. Our tax exempt securities as a percentage of total invested assets were 45.3% and 43.3% at June 30, 2007 and 2006, respectively.

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

	For the Six Months Ended June 30,
	2007	2006

Net income	$13,109	$11,000

Insurance Company Subsidiaries:
Net income	$11,071	$9,535

Adjustments to reconcile net income to net cash provided by operating activities	158	1,057
Changes in operating assets and liabilities	9,732	8,696

Total adjustments	9,890	9,753

Net cash provided by operating activities	$20,961	$19,288

Fee-based Subsidiaries:
Net income	$2,038	$1,465
Depreciation	1,525	1,121
Amortization	687	307
Interest	3,154	2,887

Net income, excluding interest, depreciation, and amortization	7,404	5,780

Adjustments to reconcile net income to net cash provided by (used in) operating activities	2,452	1,629
Changes in operating assets and liabilities	(3,214)	(5,333)

Total adjustments	(762)	(3,703)
Depreciation	(1,525)	(1,121)
Amortization	(687)	(307)
Interest	(3,154)	(2,887)

Net cash provided by (used in) operating activities	$1,276	$(2,238)

Consolidated total adjustments	9,128	6,050

Consolidated net cash provided by operating activities	$22,237	$17,050

	For the Three Months
	Ended June 30,
	2007	2006

Net income	$6,186	$5,375

Insurance Company Subsidiaries:
Net income	$5,455	$4,952

Adjustments to reconcile net income to net cash provided by operating activities	(283)	723
Changes in operating assets and liabilities	(1,551)	740

Total adjustments	(1,834)	1,463

Net cash provided by operating activities	$3,621	$6,415

Fee-based Subsidiaries:
Net income	$731	$423
Depreciation	788	578
Amortization	543	142
Interest	1,667	1,499

Net income, excluding interest, depreciation, and amortization	3,729	2,642

Adjustments to reconcile net income to net cash provided by (used in) operating activities	879	1,052
Changes in operating assets and liabilities	(146)	(3,913)

Total adjustments	733	(2,861)
Depreciation	(788)	(578)
Amortization	(543)	(142)
Interest	(1,667)	(1,499)

Net cash provided by (used in) operating activities	$1,464	$(2,438)

Consolidated total adjustments	(1,101)	(1,398)

Consolidated net cash provided by operating activities	$5,085	$3,977

Consolidated cash flow provided by operations for the six months ended June 30, 2007, was $22.2 million, compared to consolidated cash flow provided by operations of $17.0 million for the comparable period in 2006.

Regulated subsidiaries’ cash flow provided by operations for the six months ended June 30, 2007, was $21.0 million, compared to $19.3 million for the comparable period in 2006. This increase is the result of growth in our underwritten business and timing of premium collections, as well as an increase in investment income as a result of growth in our investment portfolio. Partially offsetting these improvements was an increase in paid losses and payments related to policy acquisition costs.

Non-regulated subsidiaries’ cash flow provided by operations for the six months ended June 30, 2007, was $1.3 million, compared to cash flow used in operations of $2.2 million for the comparable period in 2006. The increase in cash flow from operations is primarily the result of income tax refunds received from our Insurance Company Subsidiaries through our Intercompany Tax Allocation Agreement, as well as a slight increase in fee-based revenues. This increase in cash flow was partially offset by variable compensation payments related to our long-term incentive plan, which were made in the first quarter of 2007 and related to 2006 performance and profitability.

We continue to anticipate a temporary increase in cash outflows related to our investments in technology as we enhance our operating systems and controls. We believe these temporary increases will not affect our liquidity, debt covenants, or other key financial measures.

Other Items

Long-term Debt

The following table summarizes the principal amounts and variables associated with our long-term debt (in thousands):

					Interest
Year of		Year			Rate at	Principal
Issuance	Description	Callable	Year Due	Interest Rate Terms	06/30/07	Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	9.40%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	9.36%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	9.56%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	8.94%	20,620

					Total	$55,930

We received a total of $53.3 million in net proceeds from the issuances of the above long-term debt, $26.2 million of which was contributed to the surplus of our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. Associated with the issuance of the above long-term debt we incurred approximately $1.7 million in issuance costs for commissions paid to the placement agents in the transactions. These issuance costs have been capitalized and are included in other assets on the balance sheet, which are being amortized over seven years as a component of interest expense. The seven year amortization period represents our best estimate of the estimated useful life of the bonds related to both the senior debentures and junior subordinated debentures.

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

In relation to the above interest rate swaps, the net interest income received for the six months ended June 30, 2007, was approximately $76,000. The net interest expense incurred for the six months ended June 30, 2006, was approximately $9,000. For the three months ended June 30, 2007, the net interest income received was approximately $38,000, compared to $9,000 for the comparable period in 2006. The total fair value of the interest rate swaps as of June 30, 2007 and December 31, 2006, was approximately $373,000 and $200,000, respectively. Accumulated other comprehensive income at June 30, 2007 and December 31, 2006, included the accumulated income on the cash flow hedge, net of taxes, of $243,000 and $130,000, respectively.

Revolving Line of Credit

In April 2007, we executed an amendment to our current revolving credit agreement with our bank. The amendments included an extension of the term to September 30, 2010, an increase to the available borrowings up to $35.0 million, and a reduction of the variable interest rate basis to a range between 75 to 175 basis points above LIBOR. We use the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, we and certain of our non-regulated subsidiaries pledged security interests in certain property and assets of named subsidiaries.

At June 30, 2007 and December 31, 2006, we had an outstanding balance of $22.0 million and $7.0 million relating to our revolving line of credit, respectively.

The revolving line of credit provides for interest at a variable rate based, at our option, upon either a prime based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 75 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to us from subsidiaries during such period (“Adjusted EBITDA”). As of June 30, 2007, the average interest rate for LIBOR-based borrowings was 6.4%.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually, commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) on an annual basis, a minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of June 30, 2007, we were in compliance with these covenants.

Shareholders’ Equity

At June 30, 2007, shareholders’ equity was $219.3 million, or $7.18 per common share, compared to $201.7 million, or $6.93 per common share, at December 31, 2006.

On October 28, 2005, our Board of Directors authorized management to purchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. For the six months ended June 30, 2007 and the year ended December 31, 2006, we did not repurchase any common stock. As of June 30, 2007, the cumulative amount we repurchased and retired under our current share repurchase plan was 63,000 shares of common stock for a total cost of approximately $372,000. As of June 30, 2007, we have available up to 937,000 shares remaining to be purchased.

On February 8, 2007, our Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of our LTIP award for the 2004-2006 plan years, which included both a cash and stock award. The stock portion of the LTIP award was valued at $2.5 million, which resulted in the issuance of 579,496 shares of our common stock. Of the 579,496 shares issued, 191,570 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. Refer to Note 2 ~ Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan for further detail. The retirement of the shares for the associated withholding taxes reduced our paid in capital by $1.8 million.

In April 2007, we purchased the business of USSU for a purchase price of $23.0 million. This purchased price was comprised of $13.0 million in cash and $10.0 million in our common stock. Total additional shares issued for the $10.0 million portion of the purchase price were 907,935 shares.

Recent Acquisition

As previously mentioned, we acquired the business of USSU, in April 2007, for a purchase price of $23.0 million. Under the terms of the Agreement, we acquired the excess workers’ compensation business and other related assets. USSU is based in Cleveland, Ohio, and is a specialty program manager that produces fee based income by underwriting excess workers’ compensation coverage for a select group of insurance companies.

In addition, we entered into a Management Agreement with the shareholder of USSU. Under the terms and conditions of the Management Agreement, the shareholder is responsible for the day to day administration and management of the acquired business. The shareholder’s consideration for the performance of its duties shall be in the form of a Management Fee payable by us based on a share of net income before interest, taxes, depreciation, and amortization. In addition, we can terminate the Management Agreement in the future, at our discretion, based on a multiple of the Management Fee calculated for the trailing twelve months and subject to the terms and conditions of the Agreement.

Goodwill associated with this acquisition was approximately $12.0 million. In addition, we recorded an increase to other intangible assets of approximately $9.6 million. These other intangible assets related to customer relationships acquired with the acquisition. We determined that the estimated useful life of the other intangible assets to be approximately five years. As such, we will amortize the $9.6 million in other intangible assets over a five year period.

Adjusted Expense Ratio

Included in our GAAP expense ratio is the impact of the margin associated with our fee-based operations. If the profit margin from our fee-for-service business is recognized as an offset to our underwriting expense, a more realistic picture of our operating efficiency emerges. The following table illustrates our adjusted expense ratio, which reflects the GAAP expense ratio of our insurance company subsidiaries, net of the pre-tax profit, excluding investment income, of our fee-for-service and agency subsidiaries (in thousands):

	For the Six Months Ended		For the Three Months
	June 30,		Ended June 30,
	2007	2006	2007	2006

Net earned premiums	$132,395	$127,638	$67,191	$64,514
Less: Consolidated net loss and LAE	76,353	74,189	39,707	37,146
Intercompany claim fees	6,648	6,273	3,353	3,115

Unconsolidated net loss and LAE	83,001	80,462	43,060	40,261

Consolidated policy acquisition and other underwriting expenses	26,812	24,604	13,169	13,180
Intercompany administrative and other underwriting fees	18,330	18,408	9,178	9,291

Unconsolidated policy acquisition and other underwriting expenses	45,142	43,012	22,347	22,471

Underwriting income	$4,252	$4,164	$1,784	$1,782

GAAP combined ratio as reported	96.8%	96.7%	97.4%	97.2%
Specialty risk management operations pre-tax income	$22,020	$18,632	$10,768	$9,334
Less: Underwriting income	4,252	4,164	1,784	1,782
Net investment income and capital gains	12,399	10,637	6,249	5,405

Fee-based operations pre-tax income	5,369	3,831	2,735	2,147
Agency operations pre-tax income	1,868	2,265	574	614

Total fee-for-service pre-tax income	$7,237	$6,096	$3,309	$2,761

GAAP expense ratio as reported	34.1%	33.7%	33.3%	34.8%
Adjustment to include pre-tax income from total fee-for-service income(1)	5.5%	4.8%	4.9%	4.3%

GAAP expense ratio as adjusted	28.6%	28.9%	28.3%	30.6%
GAAP loss and LAE ratio as reported	62.7%	63.0%	64.1%	62.4%

GAAP combined ratio as adjusted	91.3%	92.0%	92.4%	93.0%

	For the Six Months Ended		For the Three Months
	June 30,		Ended June 30,
	2007	2006	2007	2006

Reconciliation of consolidated pre-tax income:
Specialty risk management operations pre-tax income:
Fee-based operations pre-tax income	$5,369	$3,831	$2,735	$2,147
Underwriting income	4,252	4,164	1,784	1,782
Net investment income and capital gains	12,399	10,637	6,249	5,405

Total specialty risk management operations pre-tax income	22,020	18,632	10,768	9,334
Agency operations pre-tax income	1,868	2,265	574	614
Less: Holding company expenses	1,389	1,569	533	636
Interest expense	3,154	2,887	1,667	1,499
Amortization expense	687	307	543	142

Consolidated pre-tax income	$18,658	$16,134	$8,599	$7,671

(1)	Adjustment to include pre-tax income from total fee-for-service income is calculated by dividing total fee-for-service income by net earned premiums.

Regulatory

A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Services (“OFIS”), restricts the amount of funds that may be transferred to us in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At June 30, 2007, Star’s earned surplus position was positive $26.3 million. At December 31, 2006, Star had positive earned surplus of $13.2 million. As of June 30, 2007, Star may pay a dividend of up to $16. 5 million without the prior approval of OFIS, which is ten percent of statutory surplus as of year end 2006. No statutory dividends were paid during 2006 or during the six months ended June 30, 2007.

Contractual Obligations and Commitments

With the exception of our line of credit balance, there were no other material changes outside the ordinary course of our business in relation to our contractual obligations and commitments for the three months and six months ended June 30, 2007. In regard to our line of credit and as a result of our recent equity offering disclosed below in Subsequent Events, we utilized a portion of the net proceeds received from the equity offering to reduce our line of credit balance to zero.

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

At December 31, 2006, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required.

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of June 30, 2007, on a statutory consolidated basis, gross and net premium leverage ratios were 1.9 to 1.0 and 1.6 to 1.0, respectively.

Reinsurance

Intercompany pooling agreements are commonly entered into between affiliated insurance companies, so as to allow the companies to utilize the capital and surplus of all of the companies, rather than each individual company. Under pooling arrangements, companies share in the insurance business that is underwritten and allocate the combined premium, losses and related expenses between the companies within the pooling arrangement. The Insurance Company Subsidiaries entered into an Inter-Company Reinsurance Agreement (the “Pooling Agreement”). This Pooling Agreement includes Star, Ameritrust Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”) and Williamsburg National Insurance Company (“Williamsburg”). Pursuant to the Pooling Agreement, Savers, Ameritrust and Williamsburg have agreed to cede to Star and Star has agreed to reinsure 100% of the liabilities and expenses of Savers, Ameritrust and Williamsburg, relating to all insurance and reinsurance policies issued by them. In return, Star agreed to cede and Savers, Ameritrust and Williamsburg have agreed to reinsure Star for their respective percentages of the liabilities and expenses of Star. Annually, we examine the Pooling Agreement for any changes to the ceded percentage for the liabilities and expenses. Any changes to the Pooling Agreement must be submitted to the applicable regulatory authorities for approval.

Convertible Note

In July 2005, we made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, we loaned an additional $3.5 million to the same agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At June 30, 2007, the estimated fair value of the derivative was not material to the financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 will permit entities the option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis as of specified election dates. This election is irrevocable. The objective of

SFAS No. 159 is to improve financial reporting and reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the potential impact SFAS No. 159 will have on our consolidated financial statements.

Subsequent Events

On July 19, 2007, we completed a secondary offering of 5,500,000 additional shares of our common stock at a price of $9.65 per share. In addition, the underwriters for the offering exercised their over-allotment option of 937,500 additional shares. We received total gross proceeds of $62.1 million. Including the underwriting discount associated with the offering and other estimated expenses, we received total net proceeds of approximately $58.6 million. These net proceeds will be utilized to support organic growth within our underwriting operations, fund potential select acquisitions and for other general corporate purposes. Upon receipt of the net proceeds, we reduced our $22.0 million line of credit balance to zero.

After consideration of the equity offering our pro forma shareholders’ equity increased to $277.9 million, or $7.52 per common share. Our debt to equity ratio decreased to 20.1% after consideration of the pay down of our line of credit to zero.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of June 30, 2007. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At June 30, 2007, our fixed income portfolio had a modified duration of 4.11, compared to 3.93 at December 31, 2006.

At June 30, 2007, the fair value of our investment portfolio was $515.7 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. We continue to increase our holdings of tax-exempt securities based on our return to profitability and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2006. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Market Value	$538,254	$515,689	$492,772
Yield to Maturity or Call	3.87%	4.87%	5.87%
Effective Duration	4.09	4.36	4.54

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At June 30, 2007 and December 31, 2006, we had debentures of $55.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $559,000.

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

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At June 30, 2007, we had $22.0 million outstanding on this revolving line of credit. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $220,000. At December 31, 2006, we had $7.0 million outstanding. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $70,000.

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

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended June 30, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 10 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2007, which is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

The discussion appearing under the caption “RISK FACTORS” of the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “Commission”) on July 19, 2007, which forms a part of the Registration Statement on Form S-3 which was declared effective by the Commission on July 6, 2007 (Registration #333-143244) is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2005, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares, or approximately 3%, of its common stock in market transactions for a period not to exceed twenty-four months.

For the three months ended June 30, 2007, the Company did not purchase and retire any shares of common stock. The maximum number of shares that may yet be repurchased under the Company’s current share repurchase plan is 937,000 shares, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2007, the Company held its Annual Meeting of Shareholders (“Annual Meeting”) to consider and act upon the following proposals:

(1) The election of four members to the Board of Directors of the Company;

(2) Ratification of the appointment of the Company’s independent registered public accounting firm, Ernst & Young LLP; and

(3) Amend the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 75,000,000.

The following directors stood for election at the Annual Meeting: (1) Merton J. Segal; (2) Joseph S. Dresner; (3) David K. Page; and (4) Herbert Tyner. The shareholders re-elected the directors at the Annual Meeting and therefore, each shall continue in office. The vote tabulation for each director was: (1) Merton J. Segal — 25,517,316 in favor and 1,305,308 withheld; (2) Joseph S. Dresner — 25,915,504 in favor and 907,120 withheld; (3) David K. Page — 25,499,516 in favor and 1,323,108 withheld; and (4) Herbert Tyner — 25,499,516 in favor and 1,323,108 withheld. Other directors continuing in office after the meeting were as follows: Robert S. Cubbin, Hugh W. Greenberg, Florine Mark, Robert H. Naftaly, Robert W. Sturgis, and Bruce E. Thal.

PART II — OTHER INFORMATION

The shareholders ratified the appointment of Ernst & Young LLP by a vote of 26,799,926 in favor, 11,928 against and 10,770 abstained.

The shareholders approved the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 75,000,000 by a vote of 24,853,785 in favor, 1,936,756 against and 32,083 abstained.

ITEM 6.	EXHIBITS

The following documents are filed as part of this Report:

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company.
10.1	Fourth Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., Crest Financial Corporation, and LaSalle Bank Midwest National Association, dated as of April 10, 2007 (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on April 12, 2007).
10.2	First Amendment to Promissory Note between Meadowbrook Insurance Group, Inc. and LaSalle Bank Midwest National Association, dated as of April 10, 2007 (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K filed on April 12, 2007).
10.3	Asset Purchase Agreement, dated April 16, 2007 (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on April 18, 2007).
10.4	Management Fee Agreement, dated April 16, 2007 (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K filed on April 18, 2007).
10.5	Underwriting Agreement, dated July 18, 2007, among Meadowbrook Insurance Group, Inc., certain of its shareholders and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 from Current Report on Form 8-K filed on July 23, 2007).
10.6	At-Will Employment and Severance Agreement by and among Meadowbrook, Inc., Meadowbrook Insurance Group, Inc. and James M. Mahoney, dated August 1, 2007.
10.7	At-Will Employment and Severance Agreement by and among Meadowbrook, Inc., Meadowbrook Insurance Group, Inc. and Joseph E. Mattingly, dated August 1, 2007.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Dated: August 9, 2007

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company.
10.1	Fourth Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., Crest Financial Corporation, and LaSalle Bank Midwest National Association, dated as of April 10, 2007 (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on April 12, 2007).
10.2	First Amendment to Promissory Note between Meadowbrook Insurance Group, Inc. and LaSalle Bank Midwest National Association, dated as of April 10, 2007 (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K filed on April 12, 2007).
10.3	Asset Purchase Agreement, dated April 16, 2007 (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on April 18, 2007).
10.4	Management Fee Agreement, dated April 16, 2007 (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K filed on April 18, 2007).
10.5	Underwriting Agreement, dated July 18, 2007, among Meadowbrook Insurance Group, Inc., certain of its shareholders and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 from Current Report on Form 8-K filed on July 23, 2007).
10.6	At-Will Employment and Severance Agreement by and among Meadowbrook, Inc., Meadowbrook Insurance Group, Inc. and James M. Mahoney, dated August 1, 2007.
10.7	At-Will Employment and Severance Agreement by and among Meadowbrook, Inc., Meadowbrook Insurance Group, Inc. and Joseph E. Mattingly, dated August 1, 2007.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.