Form 10-Q
period 2007-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2007-11-09
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 1, 2007 was 36,980,439.

PART 1 — FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30,

	2007	2006
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$251,605	$244,557
Ceded	(51,873)	(53,231)

Net earned premiums	199,732	191,326
Net commissions and fees	35,613	31,599
Net investment income	19,173	16,203
Net realized (losses) gains	(186)	46

Total revenues	254,332	239,174

Expenses
Losses and loss adjustment expenses	144,880	160,066
Reinsurance recoveries	(31,512)	(49,748)

Net losses and loss adjustment expenses	113,368	110,318
Salaries and employee benefits	42,181	41,397
Policy acquisition and other underwriting expenses	39,739	37,663
Other administrative expenses	23,882	21,694
Amortization expense	1,309	448
Interest expense	4,631	4,445

Total expenses	225,110	215,965

Income before taxes and equity earnings	29,222	23,209

Federal and state income tax expense	8,829	7,215
Equity earnings of affiliates	271	99

Net income	$20,664	$16,093

Earnings Per Share
Basic	$0.65	$0.56
Diluted	$0.65	$0.55
Weighted average number of common shares
Basic	31,666,032	28,894,053
Diluted	31,761,244	29,509,892

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30,

	2007	2006
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$84,791	$81,164
Ceded	(17,454)	(17,476)

Net earned premiums	67,337	63,688
Net commissions and fees	13,319	9,612
Net investment income	6,788	5,584
Net realized (losses) gains	(200)	28

Total revenues	87,244	78,912

Expenses
Losses and loss adjustment expenses	43,498	52,247
Reinsurance recoveries	(6,483)	(16,118)

Net losses and loss adjustment expenses	37,015	36,129
Salaries and employee benefits	15,750	14,183
Policy acquisition and other underwriting expenses	12,927	13,059
Other administrative expenses	8,890	6,767
Amortization expense	622	141
Interest expense	1,476	1,558

Total expenses	76,680	71,837

Income before taxes and equity earnings	10,564	7,075

Federal and state income tax expense	3,219	2,056
Equity earnings of affiliates	210	74

Net income	$7,555	$5,093

Earnings Per Share
Basic	$0.21	$0.18
Diluted	$0.21	$0.17
Weighted average number of common shares
Basic	35,293,796	28,884,578
Diluted	35,378,119	29,498,596

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30,

	2007	2006
	(Unaudited)
	(In thousands)

Net income	$20,664	$16,093
Other comprehensive income, net of tax:
Unrealized gains on securities	344	379
Net deferred derivative (loss) gain — hedging activity	(176)	109
Less: reclassification adjustment for gains included in net income	19	19

Other comprehensive income, net of tax	187	507

Comprehensive income	$20,851	$16,600

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30,

	2007	2006
	(Unaudited)
	(In thousands)

Net income	$7,555	$5,093
Other comprehensive income, net of tax:
Unrealized gains on securities	4,520	5,624
Net deferred derivative losses — hedging activity	(289)	(322)
Less: reclassification adjustment for losses included in net income	(2)	—

Other comprehensive income, net of tax	4,229	5,302

Comprehensive income	$11,784	$10,395

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $564,998 and $486,213)	$564,070	$484,724
Cash and cash equivalents	49,792	42,876
Accrued investment income	6,539	5,884
Premiums and agent balances receivable, net	102,590	85,578
Reinsurance recoverable on:
Paid losses	2,665	4,257
Unpaid losses	195,313	198,422
Prepaid reinsurance premiums	15,941	20,425
Deferred policy acquisition costs	27,787	27,902
Deferred federal income taxes	16,688	15,732
Goodwill	43,497	31,502
Other assets	59,012	51,698

Total assets	$1,083,894	$969,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$528,985	$501,077
Unearned premiums	151,203	144,575
Debt	—	7,000
Debentures	55,930	55,930
Accounts payable and accrued expenses	24,810	25,384
Reinsurance funds held and balances payable	12,805	15,124
Payable to insurance companies	5,832	5,442
Other liabilities	14,101	12,775

Total liabilities	793,666	767,307

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 36,980,070 and 29,107,818 shares issued and outstanding	370	291
Additional paid-in capital	194,431	126,828
Retained earnings	96,947	76,282
Note receivable from officer	(870)	(871)
Accumulated other comprehensive loss	(650)	(837)

Total shareholders’ equity	290,228	201,693

Total liabilities and shareholders’ equity	$1,083,894	$969,000

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,

	2007	2006
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$20,664	$16,093
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	1,309	448
Amortization of deferred debenture issuance costs	236	177
Depreciation of furniture, equipment, and building	2,280	1,761
Net accretion of discount and premiums on bonds	2,031	1,947
Loss on sale of investments, net	30	30
Gain on sale of fixed assets	(66)	(66)
Stock-based employee compensation	2	118
Incremental tax benefits from stock options exercised	(656)	(1,386)
Long-term incentive plan expense	596	704
Deferred income tax expense	(1,058)	540
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(13,138)	(21,753)
Reinsurance recoverable on paid and unpaid losses	4,701	1,160
Prepaid reinsurance premiums	4,484	1,623
Deferred policy acquisition costs	115	(747)
Other assets	686	(1,532)
Increase (decrease) in:
Losses and loss adjustment expenses	27,907	34,963
Unearned premiums	6,628	4,541
Payable to insurance companies	390	(2,838)
Reinsurance funds held and balances payable	(2,318)	5,186
Other liabilities	(2,599)	2,008

Total adjustments	31,560	26,884

Net cash provided by operating activities	52,224	42,977

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(293,932)	(156,015)
Proceeds from sales and maturities of debt securities available for sale	213,633	80,182
Capital expenditures	(2,289)	(3,790)
Purchase of books of business	(75)	(133)
Acquisition of U.S Specialty Underwriters, Inc.	(12,644)	—
Other investing activities	(110)	300

Net cash used in investing activities	(95,417)	(79,456)

Cash Flows From Financing Activities
Proceeds from lines of credit	19,025	12,578
Payment of lines of credit	(26,025)	(9,878)
Book overdraft	218	23
Stock options exercised	(315)	(716)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	(1,841)	—
Incremental tax benefits from stock options exercised	656	1,386
Net proceeds received from public equity offering	58,585	—
Other financing activities	(194)	(207)

Net cash provided by financing activities	50,109	3,186

Net increase (decrease) in cash and cash equivalents	6,916	(33,293)
Cash and cash equivalents, beginning of period	42,876	58,038

Cash and cash equivalents, end of period	$49,792	$24,745

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock portion of purchase price for acquisition of U.S. Specialty Underwriters, Inc.	$10,000	$—

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 2007, are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its annual report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2006.

The Company’s consolidated statement of comprehensive income for the three months and nine months ended September 30, 2006, previously reported, had a computational error. Comprehensive income for the nine months ended September 30, 2006, was immaterially overstated by $118,000. Comprehensive income for the three months ended September 30, 2006, was understated by $322,000. The consolidated statements of comprehensive income for 2007 for the 2006 comparative periods have been restated for this computational error.

The Company’s Note 8 — Segment Information of the Notes to Consolidated Financial Statements for the three months and nine months ended September 30, 2006, previously reported, had a change in allocation. The agency operations of the Company’s segment information include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The Company’s agency Insurance & Benefits Consultants allocation was previously included in specialty risk management operations. The effect of this reclassification was a reduction in agency operations and an increase in specialty risk management operations pre-tax income for the three months and nine months ended September 30, 2006 of $250,000 and $102,000, respectively. The Company’s Note 8 — Segment Information has been restated to reflect this reclassification.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the nine months ending September 30, 2007, total assumed written premiums were $36.9 million, of which $31.3 million relates to assumed business the Company manages directly, and therefore, no estimation is involved. The remaining $5.6 million of assumed written premiums relates to residual markets and mandatory assumed pool business.

For the three months ending September 30, 2007, total assumed written premiums were $3.8 million, of which $1.7 million relates to assumed business the Company manages directly. The remaining $2.1 million of assumed written premiums relates to residual markets and mandatory assumed pool business.

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

Outstanding options of 98,807 and 125,221 for the nine months ended September 30, 2007 and 2006, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 31,967 and 147,201 for the nine months ended September 30, 2007 and 2006, respectively. Shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 63,245 and 468,636 for the nine months ended September 30, 2007 and 2006, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding options of 98,807 and 125,221 for the three months ended September 30, 2007 and 2006, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 30,995 and 162,460 for the three months ended September 30, 2007 and 2006, respectively. Shares related to the Company’s LTIP included in diluted earnings per share were 53,328 and 451,559 for the three months ended September 30, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which becomes effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is in the process of evaluating the impact of SFAS No. 157, but believes the adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of the Company’s stock option activity and related information for the nine months ended September 30, 2007:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding as of December 31, 2006	391,678	$7.38
Exercised	(214,644)	$2.71
Forfeited	(15,052)	$21.68

Outstanding as of September 30, 2007	161,982	$12.23

Exercisable as of September 30, 2007	136,112	$12.11

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Options	Life (Years)	Price	Options	Price

$2.173 to $3.507	61,675	0.9	$2.17	61,675	$2.17
$6.48	1,500	2.7	$6.48	1,000	$3.24
$10.91 to $24.6875	98,807	1.2	$18.60	73,437	$23.47

	161,982	1.1	$12.23	136,112	$12.11

Compensation expense of $2,000 and $118,000 has been recorded in the nine months ended September 30, 2007 and 2006 under SFAS 123(R), respectively. Compensation expense of $3,400 has been recorded in the three months ended September 30, 2006 under SFAS 123(R). As of March 31, 2007, the Company has fully expensed all of its current outstanding stock options.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2007, the Company had $1.4 million and $596,000 accrued for the cash and stock award, respectively, for all plan years under the LTIP. Of the $1.4 million accrued for the cash award, $1.0 million relates to the 2004-2006 plan years and the remainder relates to the 2007-2009 plan years. As previously indicated, the stock portion for the 2004-2006 plan years was fully expensed as of December 31, 2006, thus the $596,000 stock award accrual relates to the 2007-2009 plan years. At December 31, 2006, the Company had $1.4 million and $2.5 million accrued for the cash and stock award, respectively. Shares related to the Company’s LTIP included in diluted earnings per share were 63,245 and 468,636 for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, shares included in diluted earnings per share were 53,328 and 451,559, respectively.

Deferred Compensation Plan

In 2006, the Company adopted an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company adopted the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. In accordance with the Excess Plan, the assets of the Excess Plan are held in a rabbi trust. The Excess Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. At September 30, 2007 and December 31, 2006, the Company had $611,000 and $211,000 accrued for deferred compensation, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2007 and December 31, 2006, the Company had reinsurance recoverables for paid and unpaid losses of $198.0 million and $202.7 million, respectively.

In regard to the Company’s excess-of-loss reinsurance, the Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company generally does not seek collateral where the reinsurer is rated “A−” or better by A.M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. As of September 30, 2007, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 43.6% of the total recoverable for paid and unpaid losses.

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

The Company has historically maintained an allowance for the potential exposure to uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. The following table sets forth the Company’s exposure to uncollectible reinsurance and related allowances as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007			December 31, 2006
	Non Risk	Risk		Non Risk	Risk
	Sharing(1)	Sharing(2)	Total	Sharing(1)	Sharing(2)	Total

Gross exposure	$6,722	$8,998	$15,720	$6,863	$7,952	$14,815
Collateral or other security	(13)	(4,849)	(4,862)	(170)	(3,453)	(3,623)
Allowance	(6,636)	(2,982)	(9,618)	(6,693)	(3,038)	(9,731)

Net exposure	$73	$1,167	$1,240	$—	$1,461	$1,461

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Balances related to three unaffiliated insurance companies, which are under regulatory liquidation or control, for which allowances have been established; all other admitted reinsurers have an A.M. Best rating of “A−” or better.

(2)	Balances related to risk-sharing partners, which have either captive or rent-a-captive quota-share reinsurance contracts with the Company.

While management believes the above allowances to be adequate, no assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their financial obligations.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2007, the Company did not have an outstanding balance on the revolving line of credit. In July 2007, the Company completed a secondary equity offering in which it received net proceeds of approximately $58.6 million. Upon receipt of the net proceeds, the Company reduced its outstanding line of credit balance from $22.0 million to zero. At December 31, 2006, the Company had an outstanding balance of $7.0 million on the revolving line of credit.

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

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of September 30, 2007, the Company was in compliance with these covenants.

Senior Debentures

In April 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. At September 30, 2007, the interest rate was 9.56%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $390,000 of commissions paid to the placement agents.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. At September 30, 2007, the interest rate was 9.70%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $360,000 of commissions paid to the placement agents.

The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries and the remaining proceeds were used for general corporate purposes.

The issuance costs associated with these debentures have been capitalized and are included in other assets on the balance sheet. From the time of issuance through June 30, 2007, these issuance costs were being amortized over a seven year period as a component of interest expense. The seven year amortization period represented management’s best estimate of the estimated useful life of the bonds related to the senior debentures. Beginning July 1, 2007, the Company reevaluated its best estimate and determined a five year amortization period to be a more accurate representation of the estimated useful life. Therefore, this change in amortization period from seven years to five years has been applied prospectively commencing July 1, 2007.

Junior Subordinated Debentures

In September 2005, Meadowbrook Capital Trust II (the “Trust II”), an unconsolidated subsidiary trust of the Company, issued $20.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $20.6 million in junior subordinated debentures, which includes the Company’s investment in the trust of $620,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. At September 30, 2007, the interest rate was 9.27%. These debentures are callable by the Company at par beginning in October 2010.

The Company received $19.4 million in net proceeds, after the deduction of approximately $600,000 of commissions paid to the placement agents in the transaction.

The Company contributed $10.0 million of the proceeds from the issuance of these debentures to its Insurance Company Subsidiaries and the remaining proceeds were used for general corporate purposes.

In September 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable TPS to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. At September 30, 2007, the interest rate was 9.41%. These debentures are callable by the Company at par beginning in October 2008.

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

The issuance costs associated with the junior subordinated debentures have been capitalized and are included in other assets on the balance sheet. From the time of issuance through June 30, 2007, these issuance costs were being amortized over a seven year period as a component of interest expense. The seven year amortization period represented management’s best estimate of the estimated useful life of the bonds related to the junior subordinated debentures. Beginning July 1, 2007, the Company reevaluated its best estimate and determined a five year amortization period to be a more accurate representation of the estimated useful life. Therefore, this change in amortization period from seven years to five years has been applied prospectively commencing July 1, 2007.

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

In relation to the above interest rate swaps, the net interest income received for the nine months ended September 30, 2007 and 2006, was approximately $115,000 and $27,000, respectively. For the three months ended September 30, 2007 and 2006, the net interest income received was approximately $39,000 and $36,000, respectively. The total fair value of the interest rate swaps as of September 30, 2007 and December 31, 2006, was approximately ($71,000) and $200,000, respectively. Accumulated other comprehensive income at September 30, 2007 and December 31, 2006, included the accumulated income on the cash flow hedge, net of taxes, of ($46,000) and $130,000, respectively.

In July 2005, the Company made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, the Company loaned an additional $3.5 million to the same agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the option of the Company based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At September 30, 2007, the estimated fair value of the derivative was not material to the financial statements.

NOTE 6 —	Shareholders’ Equity

On July 19, 2007, the Company completed a secondary offering of 5,500,000 additional shares of its common stock at a price of $9.65 per share. In addition, the underwriters for the offering exercised their over-allotment option of 937,500 additional shares. Including the underwriting discount associated with the offering and other estimated expenses, the Company received total net proceeds of approximately $58.6 million. These net proceeds are being utilized to support organic growth within its underwriting operations, to fund potential select acquisitions and for other general corporate purposes. Upon receipt of the net proceeds, the Company reduced its outstanding line of credit balance from $22.0 million to zero.

At September 30, 2007, shareholders’ equity was $290.2 million, or $7.85 per common share, compared to $201.7 million, or $6.93 per common share, at December 31, 2006.

In April 2007, the Company purchased the business of U.S. Specialty Underwriters, Inc. for a purchase price of $23.0 million. This purchase price was comprised of $13.0 million in cash and $10.0 million in the Company’s common stock. Total additional shares issued for the $10.0 million portion of the purchase price were 907,935 shares.

On February 8, 2007, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of the Company’s LTIP award for the 2004-2006 plan years, which included both a cash and stock award. The stock portion of the LTIP award was valued at $2.5 million, which resulted in the issuance of 579,496 shares of the Company’s common stock. Of the 579,496 shares issued, 191,570 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. Refer to Note 2 Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan for further detail. The retirement of the shares for the associated withholding taxes reduced the Company’s paid in capital by $1.8 million.

In October 2005, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months. This plan expired on October 27, 2007. For the nine months ended September 30, 2007 and for the year ended December 31, 2006, the Company did not repurchase any common stock. As of September 30, 2007, the cumulative amount the Company repurchased and retired under the current share repurchase plan was 63,000 shares of common stock for a total cost of approximately $372,000. As of September 30, 2007, the Company has available up to 937,000 shares remaining to be purchased.

At the Company’s regularly scheduled board meeting on October 26, 2007, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares, or approximately 3%, of the Company’s common stock in market transactions for a period not to exceed twenty-four months.

NOTE 7 —	Regulatory Matters and Rating Agencies

A significant portion of the Company’s consolidated assets represent assets of the Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Services (“OFIS”), restricts the amount of funds that may be transferred to the holding company in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except from surplus earnings of the

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At September 30, 2007, Star’s earned surplus position was positive $30.2 million. At December 31, 2006, Star had positive earned surplus of $13.2 million. As of September 30, 2007, Star may pay a dividend of up to $16.5 million without the prior approval of OFIS, which is ten percent of statutory surplus as of year end 2006. No statutory dividends were paid during 2006 or during the nine months ended September 30, 2007.

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of September 30, 2007, on a statutory combined basis, the gross and net premium leverage ratios were 1.9 to 1.0 and 1.5 to 1.0, respectively.

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

The following tables set forth the segment results (in thousands):

	For the Nine Months
	Ended September 30,
	2007	2006

Revenues
Net earned premiums	$199,732	$191,326
Management fees	18,663	14,320
Claims fees	6,788	6,746
Loss control fees	1,632	1,683
Reinsurance placement	603	640
Investment income	18,514	15,492
Net realized (losses) gains	(186)	46

Specialty risk management	245,746	230,253
Agency operations	9,074	9,540
Miscellaneous income(2)	659	711
Intersegment revenue	(1,147)	(1,330)

Consolidated revenue	$254,332	$239,174

Pre-tax income:
Specialty risk management	$35,867	$28,227
Agency operations(1)	1,578	2,212
Non-allocated expenses	(8,223)	(7,230)

Consolidated pre-tax income	$29,222	$23,209

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months
	Ended September 30,
	2007	2006

Revenues
Net earned premiums	$67,337	$63,688
Management fees	8,376	4,699
Claims fees	2,337	2,295
Loss control fees	489	552
Reinsurance placement	185	79
Investment income	6,593	5,322
Net realized (losses) gains	(200)	28

Specialty risk management	85,117	76,663
Agency operations	2,329	2,401
Miscellaneous income(2)	195	262
Intersegment revenue	(397)	(414)

Consolidated revenue	$87,244	$78,912

Pre-tax income:
Specialty risk management	$13,700	$9,447
Agency operations(1)	(143)	95
Non-allocated expenses	(2,993)	(2,467)

Consolidated pre-tax income	$10,564	$7,075

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the nine months ended September 30, 2007 and 2006, the allocation of corporate overhead to the agency operations segment was $2.3 million and $2.6 million, respectively. For the three months ended September 30, 2007 and 2006, the allocation of corporate overhead to the agency operations segment was $920,000 and $842,000, respectively. These balances include an allocation to our Insurance & Benefit Consultants agency business that was previously allocated to specialty risk management operations. For the nine months ended September 30, 2006, pre-tax income for agency operations was overstated and specialty risk management operations was understated by $250,000. For the three months ended September 30, 2006, pre-tax income for agency operations was overstated and specialty risk management operations was understated by $102,000.

(2)	The miscellaneous income included in the revenue relates to miscellaneous interest income within the holding company.

The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Nine Months
	Ended September 30,
	2007	2006

Holding company expenses	$(2,283)	$(2,337)
Amortization	(1,309)	(448)
Interest expense	(4,631)	(4,445)

	$(8,223)	$(7,230)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months
	Ended September 30,
	2007	2006

Holding company expenses	$(895)	$(768)
Amortization	(622)	(141)
Interest expense	(1,476)	(1,558)

	$(2,993)	$(2,467)

NOTE 9 —	Income Taxes

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

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of September 30, 2007 and December 31, 2006, the Company had no amounts of accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Tax returns for all years subsequent to 2002 are subject to future examination by tax authorities.

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

For the Periods ended September 30, 2007 and 2006

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

Critical Accounting Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our annual report on Form 10-K as filed with the United States Securities and Exchange Commission on March 13, 2007, are those that we consider to be our critical accounting estimates. As of the three months and nine months ended September 30, 2007, there have been no material changes in our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Executive Overview

Our overall results for the nine months ended September 30, 2007, continue to reflect growth of net income in comparison to prior year. These improvements reflect our commitment to selective growth, as well as our adherence to strict corporate underwriting guidelines and price adequacy. We continue to maintain strong underwriting discipline and growth within our profitable programs. Our generally accepted accounting principles (“GAAP”) combined ratio for the nine months ended September 30, 2007 was 95.7%, in comparison to 2006 at 96.9%. We also continue to experience solid growth in our fee-based operations. After tax net operating income, excluding amortization, increased 32.3% to $21.6 million, or $0.68 per diluted share, compared to $16.4 million, or $0.55 per diluted share in 2006.

Gross written premium increased $9.1 million, or 3.7%, to $258.2 million, compared to $249.1 million. Our existing underwritten business, which excludes residual market premium, was up $12.6 million, or 5.3% in comparison to 2006. This growth included business from new programs implemented in 2006. The growth in existing business was slightly offset by a reduction in residual market premiums that are assigned to us as a result of a decrease in the estimate of the overall size of the residual market. We continue to follow pricing guidelines mandated by our corporate underwriting guidelines. Overall, our rate change was down 2% year to date. We anticipate that rates will remain slightly down for the remainder of the year. We continue to be selective on new program implementation by focusing only on those programs that meet our underwriting guidelines and have a proven history of profitability.

In April 2007, we received an upgrade of our financial strength rating by A.M. Best Company to “A−” (Excellent), from “B++” (Very Good) for our Insurance Company Subsidiaries. This rating upgrade validates our commitment to create value through excellent underwriting and consistent operating performance. We are continuing to implement new insurance programs as a result of our recent upgrade from A.M. Best and other business development strategies. We have a comprehensive due diligence process that incorporates an entity wide risk analysis as well as an operational review. While this process can be lengthy, we believe the initial work leads to long term relationships with solid longer term favorable underwriting performance. We expect to see the growth in revenues accelerate as we complete our due diligence and program implementation processes on already approved programs. Therefore, despite slower near term premium growth we will be in a good position to achieve our top-line and bottom-line growth objectives in 2008. In addition, we have started to renew policies formerly written on a fronted basis by a non-affiliated insurance company and assumed by our Insurance Company Subsidiaries in exchange for a 5.5% fronting fee. As the renewal process continues and we begin to earn the premium previously fronted, we expect to see this reduction in cost within our expense ratio.

In April 2007, we purchased certain business assets of U.S. Specialty Underwriters, Inc. (“USSU”) for a purchase price of $23.0 million. This purchase price was comprised of $13.0 million in cash and $10.0 million in our common stock. USSU is based in Cleveland, Ohio, and is a specialty program manager that produces fee based income by underwriting excess workers’ compensation coverage for a select group of insurance companies. The total shares issued for the $10.0 million portion of the purchase price was 907,935 shares. Under the terms of the Agreement, we acquired the excess workers’ compensation business and other related assets. In addition, we entered into a Management Agreement with the shareholders of USSU. Under the terms and conditions of the Management Agreement, the shareholders are responsible for certain aspects of the administration and management of the acquired business. The shareholder’s consideration for the performance of its duties is in the form of a Management Fee payable by us based on a share of net income before interest, taxes, depreciation, and amortization. In addition, we can terminate the Management Agreement in the future, at our discretion, based on a multiple of the Management Fee calculated for the trailing twelve months and subject to the terms and conditions of the Agreement.

In July 2007, we completed an offering of 6,437,500 additional shares of newly issued common stock at $9.65 per share. The gross proceeds of the offering were $62.1 million. The net proceeds were $58.6 million. The net proceeds from the offering are being utilized to support organic growth within our underwriting operations, to fund potential select acquisitions and for other general corporate purposes. Upon receipt of the net proceeds, we reduced our outstanding line of credit balance from $22.0 million to zero.

Results of Operations

Net income for the nine months ended September 30, 2007, was $20.7 million, or $0.65 per dilutive share, compared to net income of $16.1 million, or $0.55 per dilutive share, for the comparable period of 2006. This improvement reflects an increase in margins on our gross commissions and fee revenue, an increase in net investment income, and growth in underwriting profits. Net investment income increased primarily from positive operating cash flows. Improvements in underwriting results reflect continued favorable development on prior year losses and a slight reduction in the expense ratio. These increases were partially offset by amortization of intangibles and interest expense associated with the recent acquisition of the USSU business.

Revenues for the nine months ended September 30, 2007, increased $15.1 million, or 6.3%, to $254.3 million, from $239.2 million for the comparable period in 2006. This increase reflects an $8.4 million, or 4.4%, increase in net earned premiums. The increase in net earned premiums is the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, partially offset by a reduction in residual market premiums that are assigned to us as a result of a decrease in the estimate of the overall size of the residual market. In addition, the increase in revenue reflects a $3.0 million increase in investment income, primarily the result of overall positive cash flow, a slight increase in yield and to a lesser extent the cash received from our recent equity offering.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Nine Months Ended
	September 30,
	2007	2006

Revenue:
Net earned premiums	$199,732	$191,326
Management fees	18,663	14,320
Claims fees	6,788	6,746
Loss control fees	1,632	1,683
Reinsurance placement	603	640
Investment income	18,514	15,492
Net realized (losses) gains	(186)	46

Total revenue	$245,746	$230,253

Pre-tax income
Specialty risk management operations	$35,867	$28,227

Revenues from specialty risk management operations increased $15.4 million, or 6.7%, to $245.7 million for the nine months ended September 30, 2007, from $230.3 million for the comparable period in 2006.

Net earned premiums increased $8.4 million, or 4.4%, to $199.7 million for the nine months ended September 30, 2007, from $191.3 million in the comparable period in 2006. As previously indicated, this increase is the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, partially offset by the reduction in residual market premiums and mandatory rate decreases in the Nevada, Florida and Massachusetts workers’ compensation lines of business.

Management fees increased $4.4 million, or 30.3%, to $18.7 million for the nine months ended September 30, 2007, from $14.3 million for the comparable period in 2006. This increase is primarily related to fees received as a result of our acquisition of the USSU business. The fees earned from the acquired business have a seasonal pattern where by approximately 60% of the annual fees are earned and recognized in the third quarter. Slightly offsetting these fees was a slight decrease in fees in our Northeast operations.

Claim fees remained flat for the nine months ended September 30, 2007, compared to 2006.

Net investment income increased $3.0 million, or 19.5%, to $18.5 million in 2007, from $15.5 million in 2006. Average invested assets increased $82.6 million, or 17.2%, to $563.4 million in 2007, from $480.8 million in 2006. The increase in average invested assets primarily relates to the cash flows from operations, including continued

favorable underwriting results, increased fee revenue, and the lengthening of the duration of our reserves. The increase in the duration of our reserves reflects the impact of growth in our excess liability business, which was implemented at the end of 2003. This type of business has a longer duration than the average reserves on our other programs and is now a larger proportion of reserves. In addition, the increase in average invested assets reflects cash flows from our recent equity offering.

The average investment yield for September 30, 2007, was 4.54%, compared to 4.49% for the comparable period in 2006. The current pre-tax book yield was 4.48%. The current after-tax book yield was 3.42%, compared to 3.27% in 2006. This increase is primarily the result of the increase in market interest rates, and the purchase of assets of longer duration to take advantage of higher yields. The duration of the investment portfolio is 4.0 years.

Specialty risk management operations generated pre-tax income of $35.9 million for the nine months ended September 30, 2007, compared to pre-tax income of $28.2 million for the comparable period in 2006. This increase in pre-tax income primarily reflects expansion of cash margins on our fee revenue, an increase in net investment income, increased underwriting profits, favorable development in prior accident year reserves, and a slightly lower expense ratio. The GAAP combined ratio was 95.7% for the nine months ended September 30, 2007, compared to 96.9% for the same period in 2006.

Net loss and loss adjustment expenses (“LAE”) increased $3.1 million, or 2.8%, to $113.4 million for the nine months ended September 30, 2007, from $110.3 million for the same period in 2006. Our loss and LAE ratio improved 0.9 percentage points to 61.7% for the nine months ended September 30, 2007, from 62.6% for the same period in 2006. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. This improvement reflects the impact of overall favorable development on prior accident year reserves of 1.4 percentage points from the December 31, 2006 reserves. The improvement was primarily within the workers’ compensation and professional liability lines of business but was somewhat offset by an increase in the ultimate loss projections within the general liability line of business. The unfavorable development within the general liability line of business reflects a claim reserving process change for an excess liability program. Additional discussion of our reserve activity is described below within the Other Items Reserves section.

Our expense ratio for the nine months ended September 30, 2007 was 34.0%, compared to 34.3% for the same period in 2006. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The slight decrease in the expense ratio in comparison to 2006 is due primarily to the unfavorable impact in 2006 of $1.6 million due to an adjustment in a profit-based ceding commission on an excess reinsurance treaty for a specific commercial transportation program. Excluding the effect of this adjustment, the expense ratio increased slightly from 2006. This increase within our expense ratio is primarily the result of a decrease in ceding commissions and the change in our mix of business. The decrease in ceding commissions is the result of a decrease in ceded quota-share reinsurance premiums and the consequent decrease in net fees received from one specific program in which we assume limited risk. For financial reporting purposes, these fees are included in a ceding commission and are treated as a reduction in underwriting expenses. In addition, the expense ratio for the first quarter of 2006 had reflected a reduction in certain insurance related assessments.

Agency Operations

The following table sets forth the revenues and results from operations for our agency operations (in thousands):

	For the Nine Months
	Ended September 30,
	2007	2006

Net commission	$9,074	$9,540
Pre-tax income(1)	$1,578	$2,212

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the nine months ended September 30, 2007 and 2006, the allocation of corporate overhead to the agency operations segment was $2.3 million and $2.6 million, respectively, which includes an allocation to our Insurance & Benefit Consultants agency business that was previously allocated to specialty risk management operations. For the nine months ended September 30, 2006, pre-tax income for agency operations was overstated and specialty risk management operations was understated by $250,000.

Revenue from agency operations, which consists primarily of agency commission revenue, decreased $466,000, or 4.9%, to $9.1 million for the nine months ended September 30, 2007, from $9.5 million for the comparable period in 2006. This decrease is primarily the result of a reduction in premium on client renewals due to a more competitive pricing environment primarily on larger Michigan accounts.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $1.6 million for the nine months ended September 30, 2007, compared to $2.2 million for the comparable period in 2006. The decrease in the pre-tax income is primarily attributable to the decrease in agency commission revenue mentioned above.

Other Items

Reserves

At September 30, 2007, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $333.7 million. We established a reasonable range of reserves of approximately $308.4 million to $355.0 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$154,848	$171,275	$164,889
Commercial Multiple Peril/General Liability	74,742	92,624	83,121
Commercial Automobile	62,029	69,683	66,733
Other	16,788	21,463	18,929

Total Net Reserves	$308,407	$355,045	$333,672

(1)	Includes Residual Markets

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the nine months ended September 30, 2007 and the year ended December 31, 2006.

For the nine months ended September 30, 2007, we reported a decrease in net ultimate loss estimates for accident years 2006 and prior of $4.4 million, or 1.4% of $302.7 million of net loss and LAE reserves at December 31, 2006. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2007 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2006 and for the nine months ended September 30, 2007. The major components of this change in ultimate loss estimates are as follows (in thousands):

		Incurred Losses			Paid Losses
	Reserves at							Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	September 30,
Line of Business	2006	Year	Years	Incurred	Year	Years	Paid	2007

Workers’ Compensation	$137,113	$43,539	$(7,927)	$35,612	$4,179	$29,003	$33,182	$139,543
Residual Markets	26,098	7,501	(2,790)	4,711	2,590	2,873	5,463	25,346
Commercial Multiple
Peril/General Liability	63,056	21,450	10,308	31,758	132	11,561	11,693	83,121
Commercial Automobile	54,642	33,893	1,243	35,136	6,681	16,364	23,045	66,733
Other	21,746	11,367	(5,216)	6,151	3,673	5,295	8,968	18,929

Net Reserves	302,655	$117,750	$(4,382)	$113,368	$17,255	$65,096	$82,351	333,672

Reinsurance Recoverable	198,422							195,313

Consolidated	$501,077							$528,985

		Re-estimated	Development
		Reserves at	as a
	Reserves at	September 30,	Percentage of
	December 31,	2007 on	Prior Year
Line of Business	2006	Prior Years	Reserves

Workers’ Compensation	$137,113	$129,186	(5.8)%
Commercial Multiple Peril/General Liability	63,056	73,364	16.3%
Commercial Automobile	54,642	55,885	2.3%
Other	21,746	16,530	(24.0)%

Sub-total	276,557	274,965	(0.6)%
Residual Markets	26,098	23,308	(10.7)%

Total Net Reserves	$302,655	$298,273	(1.4)%

Workers’ Compensation Excluding Residual Markets — The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets decreased $7.9 million, or 5.8% of net workers’ compensation reserves. This net overall decrease primarily reflects decreases of $728,000, $2.7 million, $1.9 million, $675,000 and $898,000 in accident years 2006, 2005, 2004, 2003 and 2000, respectively. These decreases reflect better than expected experience for many of our workers’ compensation programs, including those in Nevada, Florida, New England, and a multi-state association programs. The actual losses on reported claims were less than the prior actuarial projections and, therefore, ultimate loss estimates were reduced. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril / General Liability — The commercial multiple peril and general liability line of business had an increase in net ultimate loss estimates of $10.3 million, or 16.3% of net commercial multiple peril and general liability reserves. The net increase reflects increases of $1.9 million, $1.4 million, and $5.2 million in the ultimate loss estimates for accident years 2006, 2005 and 2004, respectively, which were primarily due to larger than expected claim emergence in a Florida-based program. This emergence reflects greater than expected claim activity within an excess liability program, primarily in the 2004 accident year. While this program had unfavorable development in prior accident year reserves, the current and inception to date underwriting profits remain positive and within our corporate guidelines for return on surplus. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile — The projected net ultimate loss estimate for the commercial automobile line of business increased $1.2 million, or 2.3% of net commercial automobile reserves. This net overall increase reflects increases of $2.0 million and $1.8 million in accident years 2005 and 2004, respectively. These increases primarily reflect higher than expected emergence of claim activity in a Southeast-based and West coast-based program. These increases were offset by a decrease of $1.7 million in accident year 2006. The decrease in this accident year reflects favorable development within a West coast-based program and a Southeast-based program. The change in ultimate loss estimates for all other accident years was insignificant.

Other — The projected net ultimate loss estimate for the other lines of business decreased $5.2 million, or 24.0% of net reserves. This net decrease reflects decreases of $947,000, $2.0 million, $1.1 million, and $734,000, in the net ultimate loss estimate for accident years 2006, 2005, 2004 and 2003, respectively. These decreases were due to better than expected case reserve development during the calendar year in the professional liability programs. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets — For the nine month period, the workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $2.8 million, or 10.7% of net reserves. This decrease reflects reductions of $1.6 million, $924,000, and $410,000 in accident years 2005, 2004 and 2003, respectively. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.

Salary and Employee Benefits and Other Administrative Expenses

Salary and employee benefits for the nine months ended September 30, 2007, increased $784,000, or 1.9%, to $42.2 million, from $41.4 million for the comparable period in 2006. This increase is primarily due to merit increases and our acquisition of the USSU business. This increase is partially offset by a decrease in variable compensation. The decrease in variable compensation reflects the increase in our targeted return on equity in the plan. Overall, our headcount remained flat.

Other administrative expenses increased $2.2 million, or 10.1%, to $23.9 million, from $21.7 million. Other administrative expenses increased in comparison to 2006 as a result of our acquisition of the USSU business, primarily due to the management fee associated with this acquisition. Offsetting the increases related to the USSU business were decreases related to policyholder dividends, as well as various decreases in other general operating expenses in comparison to 2006.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for the nine months ended September 30, 2007, increased $861,000, or 192.2%, to $1.3 million, or $0.04 per dilutive share, from $448,000, or $0.02 per dilutive share, for the comparable period in 2006. Amortization expense primarily relates to the customer relationships acquired with the Florida-based agency operation in 2005 and the acquisition of the USSU business. The increase in amortization expense in 2007 is related to our acquisition of the USSU business.

Interest Expense

Interest expense for the nine months ended September 30, 2007, increased $186,000, or 4.2%, to $4.6 million, from $4.4 million for the comparable period in 2006. The increase in interest expense primarily reflects the temporary increase in the outstanding balance on our line of credit associated with borrowings to fund the cash portion of the USSU business acquisition. Upon receipt of the net proceeds from our recent capital raise in July, we reduced this outstanding balance to zero. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our line of credit. The average outstanding balance on our line of credit during the nine months ending September 30, 2007, was $11.8 million, compared to $10.6 million for the same period in 2006. The average interest rate, excluding the debentures, was approximately 6.7% in 2007, compared to 6.8% in 2006.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the nine months ended September 30, 2007, was $8.8 million, or 30.2% of income before taxes. For the same period last year, we reflected an income tax expense of $7.2 million, or 31.1% of income before taxes. The decrease in our tax rate from 2006 to 2007 primarily reflects a higher level of tax exempt securities in our investment portfolio, slightly offset by a higher level of income within our fee-based operations, which are taxed at a 35% rate. Our tax exempt securities as a percentage of total invested assets were 45.1% and 43.8% at September 30, 2007 and 2006, respectively.

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

At September 30, 2007, we had 285 securities that were in an unrealized loss position. These investments all had unrealized losses of less than ten percent. At September 30, 2007, 209 of those investments, with an aggregate $198.8 million and $3.3 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching our conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) our ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) changes in market value were considered normal in relation to overall fluctuations in interest rates.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	September 30, 2007
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$—	$—	$12,124	$(145)	$12,124	$(145)
Obligations of states and political subdivisions	58,580	(501)	80,317	(893)	138,897	(1,394)
Corporate securities	11,956	(333)	47,050	(1,020)	59,006	(1,353)
Mortgage and asset backed securities	46,115	(368)	60,915	(1,233)	107,030	(1,601)

Totals	$116,651	$(1,202)	$200,406	$(3,291)	$317,057	$(4,493)

	December 31, 2006
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$14,586	$(61)	$27,076	$(460)	$41,662	$(521)
Obligations of states and political subdivisions	45,726	(210)	68,958	(1,250)	114,684	(1,460)
Corporate securities	7,646	(61)	55,520	(1,454)	63,166	(1,515)
Mortgage and asset backed securities	20,462	(91)	67,495	(1,535)	87,957	(1,626)

Totals	$88,420	$(423)	$219,049	$(4,699)	$307,469	$(5,122)

As of September 30, 2007, gross unrealized gains and (losses) on securities were $3.6 million and ($4.5 million), respectively. As of December 31, 2006, gross unrealized gains and (losses) on securities were $3.6 million and ($5.1 million), respectively.

Our investment portfolio remains 99.7% in investment grade securities and we continue to invest in securities with minimum credit risk. While our investment portfolio includes investments in mortgage-backed and agency-backed securities, we have minimal exposure to sub-prime mortgages. Asset backed securities with sub-prime exposures represent approximately $1.8 million or 0.3% of our total investment portfolio. There is an additional $1.2 million par value of asset backed securities which are insured. All of these asset backed securities are over-collateralized AAA-rated investment quality that are expected to continue to perform.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Results of Operations

Net income for the three months ended September 30, 2007, was $7.6 million, or $0.21 per dilutive share, compared to net income of $5.1 million, or $0.17 per dilutive share, for the comparable period of 2006. This improvement reflects improved calendar quarter underwriting results due to favorable development on prior accident year loss reserves and favorable current accident year results. In addition, the increase in net income reflects the profit margin on the additional fee revenue related to the USSU business acquisition. Net investment income increased as a result of continued positive operating cash flow and to a lesser extent from the cash proceeds from our recent equity offering. A reduction in the expense ratio also contributed to the improvement.

Revenues for the three months ended September 30, 2007, increased $8.3 million, or 10.6%, to $87.2 million, from $78.9 million for the comparable period in 2006. This growth reflects a $3.6 million, or 5.7%, increase in net earned premiums. The increase in net earned premiums is primarily the result of selective growth consistent with our corporate underwriting guidelines and continued control over price adequacy. In addition, the increase in revenue reflects a $1.2 million increase in investment income, primarily the result of, positive operating cash flow and a slight increase in yield and to a lesser extent due to an increase in average invested assets due to the cash proceeds from our recent equity offering.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Three Months
	Ended September 30,
	2007	2006

Revenue:
Net earned premiums	$67,337	$63,688
Management fees	8,376	4,699
Claims fees	2,337	2,295
Loss control fees	489	552
Reinsurance placement	185	79
Investment income	6,593	5,322
Net realized (losses) gains	(200)	28

Total revenue	$85,117	$76,663

Pre-tax income
Specialty risk management operations	$13,700	$9,447

Revenues from specialty risk management operations increased $8.5 million, or 11.0%, to $85.1 million for the three months ended September 30, 2007, from $76.7 million for the comparable period in 2006.

Net earned premiums increased $3.6 million, or 5.7%, to $67.3 million in the three months ended September 30, 2007, from $63.7 million in the comparable period in 2006. As previously indicated, this increase is the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, partially offset by mandatory rate decreases in the Nevada, Florida and Massachusetts workers’ compensation lines of business.

Management fees increased $3.7 million, or 78.3%, to $8.4 million for the three months ended September 30, 2007, from $4.7 million for the comparable period in 2006. This increase is related to fees received as a result of our acquisition of the USSU business. Total fees received for the three months ended September 30, 2007 as a result of this acquisition were $3.8 million. The fees from the acquired business have a seasonal pattern where approximately 60% of the annual fees are earned and recognized in the third quarter. Slightly offsetting these fees was a slight decrease in fees in our Northeast operations.

Claim fees remained flat for the three months ended September 30, 2007, compared to 2006.

Net investment income increased $1.3 million, or 23.9%, to $6.6 million in 2007, from $5.3 million in 2006. Average invested assets increased $84.5 million, or 17.4%, to $570.6 million in 2007, from $486.1 million in 2006. The increase in average invested assets primarily relates to cash flows from continued favorable underwriting results and an increase in the duration of our reserves. The increase in the duration of our reserves reflects the impact of growth in our excess liability business, which was implemented at the end of 2003. This type of business has a longer duration than the average reserves on our other programs and is now a larger proportion of reserves. In addition, the increase in net investment income relates to cash proceeds from our recent equity offering. The average investment yield for September 30, 2007, was 4.76%, compared to 4.60% for the comparable period in 2006. The current pre-tax book yield was 4.48%. The current after-tax book yield was 3.42%, compared to 3.27% in 2006. The duration of the investment portfolio is 4.0 years.

Specialty risk management operations generated pre-tax income of $13.7 million for the three months ended September 30, 2007, compared to pre-tax income of $9.4 million for the comparable period in 2006. This increase in pre-tax income primarily reflects improved underwriting results due to favorable development on prior accident year loss reserves and favorable underwriting results in the current accident year. In addition, the increase in pre-tax income is the result of profit margin on the additional fee revenue related to the USSU business acquisition. Net investment income increased from continued positive operating cash flow and to a lesser extent from the cash proceeds of the recent equity offering. A reduction in the expense ratio also contributed to the improvement. The GAAP combined ratio was 93.8% for the three months ended September 30, 2007, compared to 97.2% for the same period in 2006.

Net loss and loss adjustment expenses increased $886,000, or 2.5%, to $37.0 million for the three months ended September 30, 2007, from $36.1 million for the same period in 2006. Our loss and LAE ratio decreased 1.8 percentage points to 59.9%, from 61.7% for the same period in 2006. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The decrease is the result of favorable loss development on prior accident year reserves within the workers’ compensation and professional liability lines of business. The improvement within workers’ compensation and professional liability were the result of better than expected claim results and lower frequency in the quarter. This was somewhat offset by unfavorable development within the general liability line of business which reflects a claim reserving process change for an excess liability program. Additional discussion of our reserve activity is described below within the Other Items Reserves section.

Our expense ratio decreased 1.6 percentage points to 33.9% for the three months ended September 30, 2007, from 35.5% for the same period in 2006. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. This decrease in the expense ratio in comparison to 2006 is primarily the result of an increase in ceding commissions. The increase in ceding commissions is the result of a new ceded quota share reinsurance program business slightly offset by an increase in insurance related assessments.

Agency Operations

The following table sets forth the revenues and results from operations for our agency operations (in thousands):

	For the Three
	Months Ended September 30,
	2007	2006

Net commission	$2,329	$2,401
Pre-tax (loss) income(1)	$(143)	$95

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended September 30, 2007 and 2006, the allocation of corporate overhead to the agency operations segment was $920,000 and $842,000, respectively, which includes an allocation to our Insurance & Benefit Consultants agency business that was previously allocated to specialty risk management operations. For the three months ended September 30, 2006, pre-tax income for agency operations was overstated and specialty risk management operations was understated by $102,000.

Revenue from agency operations, which consists primarily of agency commission revenue, remained relatively flat in comparison to 2006, primarily due to more competitive pricing in the Midwest.

Agency operations generated pre-tax loss, after the allocation of corporate overhead, of $143,000 for the three months ended September 30, 2007, compared to pre-tax income of $95,000 for the comparable period in 2006.

Other Items

Reserves

For the three months ended September 30, 2007, we reported a decrease in net ultimate loss estimates for accident years 2006 and prior of $2.2 million, or 0.7% of $302.7 million of net loss and LAE reserves at December 31, 2006. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2007 and 2006.

Salary and Employee Benefits and Other Administrative Expenses

Salary and employee benefits for the three months ended September 30, 2007, increased $1.6 million, or 11.0%, to $15.8 million, from $14.2 million for the comparable period in 2006. This increase primarily reflects an increase in variable compensation and health benefit costs. Overall, our headcount remained flat. The increase in variable compensation reflects the year to date adjustment to the variable compensation accruals based upon the better than expected in results during the quarter.

Other administrative expenses increased $2.1 million, or 31.4%, to $8.9 million, from $6.8 million for the comparable period in 2006. This increase is primarily the result of our acquisition of the USSU business, primarily due to the management fee associated with the USSU business acquisition. Offsetting the increases related to the USSU business acquisition were various decreases in other general operating expenses in comparison to 2006.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for the three months ended September 30, 2007, increased $481,000, or 341.1%, to $622,000, from $141,000 for the comparable period in 2006. Amortization expense primarily relates to the customer relationships acquired with the Florida based agency operation in 2005 and the acquisition of the USSU business. The increase in amortization expense is related to our acquisition of the USSU business.

Interest Expense

Interest expense for the three months ended September 30, 2007, decreased $82,000, or 5.3%, to $1.5 million, from $1.6 million for the comparable period in 2006. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our current line of credit. The average outstanding balance on our line of credit during the three months ending September 30, 2007, was $5.3 million, compared to $10.1 million for the same period in 2006. Upon receipt of the net proceeds from our recent capital raise in July, we reduced this outstanding balance on the line of credit to zero. The average interest rate, excluding the debentures, was approximately 6.4% in 2007, compared to 6.6% in 2006.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the three months ended September 30, 2007, was $3.2 million, or 30.5% of income before taxes. For the same period last year, we reflected an income tax expense of $2.1 million, or 29.1% of income before taxes. The increase in our tax rate from 2006 to 2007 primarily reflects a higher level of income within our fee-based operations, which are taxed at a 35% rate. Our tax exempt securities as a percentage of total invested assets were 45.1% and 43.8% at September 30, 2007 and 2006, respectively.

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

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income	$20,664	$16,093	$7,555	$5,093

Insurance Company Subsidiaries:
Net income	$18,267	$14,501	$7,196	$4,966

Adjustments to reconcile net income to net cash provided by operating activities	826	2,440	668	1,383
Changes in operating assets and liabilities	26,334	26,292	16,602	17,596

Total adjustments	27,160	28,732	17,270	18,979

Net cash provided by operating activities	$45,427	$43,233	$24,466	$23,945

Fee-based Subsidiaries:
Net income	$2,398	$1,592	$360	$127
Depreciation	2,280	1,761	755	640
Amortization	1,309	448	622	141
Interest	4,631	4,445	1,476	1,558

Net income, excluding interest, depreciation, and amortization	10,618	8,246	3,213	2,466

Adjustments to reconcile net income to net cash provided by operating activities	3,879	1,832	1,427	203
Changes in operating assets and liabilities	520	(3,680)	3,734	1,652

Total adjustments	4,399	(1,848)	5,161	1,855
Depreciation	(2,280)	(1,761)	(755)	(640)
Amortization	(1,309)	(448)	(622)	(141)
Interest	(4,631)	(4,445)	(1,476)	(1,558)

Net cash provided by (used in) operating activities	$6,797	$(256)	$5,521	$1,982

Consolidated total adjustments	31,559	26,884	22,431	20,834

Consolidated net cash provided by operating activities	$52,224	$42,977	$29,987	$25,927

Consolidated cash flow provided by operations for the nine months ended September 30, 2007, was $52.2 million, compared to consolidated cash flow provided by operations of $42.9 million for the comparable period in 2006.

Regulated subsidiaries’ cash flow provided by operations for the nine months ended September 30, 2007, was $45.4 million, compared to $43.2 million for the comparable period in 2006. This increase is the result of growth in our underwritten business and timing of premium and reinsurance recoverable collections. In addition, an increase in investment income as a result of growth in our investment portfolio contributed to the increase. Partially offsetting these improvements was an increase in payments related to policy acquisition costs and insurance related assessments.

Non-regulated subsidiaries’ cash flow provided by operations for the nine months ended September 30, 2007, was $6.8 million, compared to cash flow used in operations of $256,000 for the comparable period in 2006. The increase in cash flow from operations is primarily the result of an increase in the collection of commission and fees due to the USSU business acquisition. This increase in cash flow was partially offset by variable compensation payments related to our long-term incentive plan, which were made in the first quarter of 2007 and related to 2006 performance and profitability.

We continue to anticipate a temporary increase in cash outflows related to our investments in technology as we enhance our operating systems and controls. We believe these temporary increases will not affect our liquidity, debt covenants, or other key financial measures.

Other Items

Long-term Debt

The following table summarizes the principal amounts and variables associated with our long-term debt (in thousands):

					Interest
		Year	Year		Rate at	Principal
Year of Issuance	Description	Callable	Due	Interest Rate Terms	09/30/07	Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	9.41%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	9.56%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	9.70%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	9.27%	20,620

					Total	$55,930

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

The issuance costs associated with these debentures have been capitalized and are included in other assets on the balance sheet. From the time of issuance through June 30, 2007, these issuance costs were being amortized over a seven year period as a component of interest expense. The seven year amortization period represented management’s best estimate of the estimated useful life of the bonds related to both the senior debentures and junior subordinated debentures. Beginning July 1, 2007, we reevaluated our best estimate and determined a five year amortization period to be a more accurate representation of the estimated useful life. Therefore, this change in amortization period from seven years to five years has been applied prospectively beginning July 1, 2007.

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

In relation to the above interest rate swaps, the net interest income received for the nine months ended September 30, 2007 and 2006, was approximately $115,000 and $27,000, respectively. For the three months ended September 30, 2007 and 2006, the net interest income received was approximately $39,000 and $36,000, respectively. The total fair value of the interest rate swaps as of September 30, 2007 and December 31, 2006, was approximately ($71,000) and $200,000, respectively. Accumulated other comprehensive income at September 30, 2007 and December 31, 2006, included the accumulated income on the cash flow hedge, net of taxes, of ($46,000) and $130,000, respectively.

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

At September 30, 2007, we did not have an outstanding balance on the revolving line of credit. In July 2007, we completed a secondary equity offering in which we received net proceeds of approximately $58.6 million. Upon receipt of the net proceeds, we reduced our outstanding line of credit balance to zero. At December 31, 2006, we had an outstanding balance of $7.0 million on the revolving line of credit.

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

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually, commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) on an annual basis, a minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of September 30, 2007, we were in compliance with these covenants.

Shareholders’ Equity

On July 19, 2007, we completed a secondary offering of 5,500,000 additional shares of our common stock at a price of $9.65 per share. In addition, the underwriters for the offering exercised their over-allotment option of 937,500 additional shares. Including the underwriting discount associated with the offering and other estimated expenses, we received total net proceeds of approximately $58.6 million. These net proceeds are being utilized to support organic growth within our underwriting operations, to fund potential select acquisitions and for other general corporate purposes. Upon receipt of the net proceeds, we reduced our outstanding line of credit balance from $22.0 million to zero.

At September 30, 2007, shareholders’ equity was $290.2 million, or $7.85 per common share, compared to $201.7 million, or $6.93 per common share, at December 31, 2006.

In April 2007, we purchased the business of USSU for a purchase price of $23.0 million. This purchase price was comprised of $13.0 million in cash and $10.0 million in our common stock. Total additional shares issued for the $10.0 million portion of the purchase price were 907,935 shares.

On February 8, 2007, our Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of our LTIP award for the 2004-2006 plan years, which included both a cash and stock award. The stock portion of the LTIP award was valued at $2.5 million, which resulted in the issuance of 579,496 shares of our common stock. Of the 579,496 shares issued, 191,570 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. Refer to Note 2  Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan for further detail. The retirement of the shares for the associated withholding taxes reduced our paid in capital by $1.8 million.

On October 28, 2005, our Board of Directors authorized management to purchase up to 1,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. This plan expired on October 27, 2007. For the nine months ended September 30, 2007 and the year ended December 31, 2006, we did not repurchase any common stock. As of September 30, 2007, the cumulative amount we repurchased and retired under our current share repurchase plan was 63,000 shares of common stock for a total cost of approximately $372,000. As of September 30, 2007, we have available up to 937,000 shares remaining to be purchased.

At the Company’s regularly scheduled board meeting on October 26, 2007, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares, or approximately 3%, of the Company’s common stock in market transactions for a period not to exceed twenty-four months.

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

			For the Three Months
	For the Nine Months Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net earned premiums	$199,732	$191,326	$67,337	$63,688
Less: Consolidated net loss and LAE	113,368	110,318	37,015	36,129
Intercompany claim fees	9,945	9,418	3,297	3,145

Unconsolidated net loss and LAE	123,313	119,736	40,312	39,274

Consolidated policy acquisition and other underwriting expenses	39,739	37,663	12,927	13,059
Intercompany administrative and other underwriting fees	28,246	27,930	9,916	9,522

Unconsolidated policy acquisition and other underwriting expenses	67,985	65,593	22,843	22,581

Underwriting income	$8,434	$5,997	$4,182	$1,833

GAAP combined ratio as reported	95.7%	96.9%	93.8%	97.2%
Specialty risk management operations pre-tax income	$35,867	$28,227	$13,700	$9,447
Less: Underwriting income	8,434	5,997	4,182	1,833
Net investment income and capital gains	18,987	16,249	6,588	5,612

Fee-based operations pre-tax income	8,446	5,981	2,930	2,002
Agency operations pre-tax income	1,578	2,212	(143)	95

Total fee-for-service pre-tax income	$10,024	$8,193	$2,787	$2,097

GAAP expense ratio as reported	34.0%	34.3%	33.9%	35.5%
Adjustment to include pre-tax income from total fee-for-service income(1)	5.0%	4.3%	4.1%	3.3%

GAAP expense ratio as adjusted	29.0%	30.0%	29.8%	32.2%
GAAP loss and LAE ratio as reported	61.7%	62.6%	59.9%	61.7%

GAAP combined ratio as adjusted	90.7%	92.6%	89.7%	93.9%

Reconciliation of consolidated pre-tax income:
Specialty risk management operations pre-tax income:
Fee-based operations pre-tax income	$8,446	$5,981	$2,930	$2,002
Underwriting income	8,434	5,997	4,182	1,833
Net investment income and capital gains	18,987	16,249	6,588	5,612

Total specialty risk management operations pre-tax income	35,867	28,227	13,700	9,447
Agency operations pre-tax income	1,578	2,212	(143)	95
Less: Holding company expenses	2,283	2,337	895	768
Interest expense	4,631	4,445	1,476	1,558
Amortization expense	1,309	448	622	141

Consolidated pre-tax income	$29,222	$23,209	$10,564	$7,075

(1)	Adjustment to include pre-tax income from total fee-for-service income is calculated by dividing total fee-for-service income by net earned premiums.

Regulatory

A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Services (“OFIS”), restricts the amount of funds that may be transferred to us in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At September 30, 2007, Star’s earned surplus position was positive $30.2 million. At December 31, 2006, Star had positive earned surplus of $13.2 million. As of September 30, 2007, Star may pay a dividend of up to $16. 5 million without the prior approval of OFIS, which is ten percent of statutory surplus as of year end 2006. No statutory dividends were paid during 2006 or during the nine months ended September 30, 2007.

Contractual Obligations and Commitments

With the exception of our line of credit balance, there were no other material changes outside the ordinary course of our business in relation to our contractual obligations and commitments for the three months and nine months ended September 30, 2007. In regard to our line of credit and as a result of our recent equity offering in July 2007, we utilized a portion of the net proceeds received from the equity offering to reduce our line of credit balance to zero.

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

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of September 30, 2007, on a statutory consolidated basis, gross and net premium leverage ratios were 1.9 to 1.0 and 1.5 to 1.0, respectively.

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

Convertible Note

In July 2005, we made a $2.5 million loan, at an effective interest rate equal to the three-month LIBOR, plus 5.2%, to an unaffiliated insurance agency. In December 2005, we loaned an additional $3.5 million to the same agency. The original $2.5 million demand note was replaced with a $6.0 million convertible note. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At September 30, 2007, the estimated fair value of the derivative was not material to the financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which becomes effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We are in the process of evaluating the impact of SFAS No. 157, but believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of September 30, 2007. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At September 30, 2007, our fixed income portfolio had a modified duration of 3.97, compared to 3.93 at December 31, 2006.

At September 30, 2007, the fair value of our investment portfolio was $564.1 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. We continue to increase our holdings of tax-exempt securities based on our return to profitability and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2006. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Market Value	$587,614	$564,070	$539,111
Yield to Maturity or Call	3.51%	4.51%	5.51%
Effective Duration	3.87	4.14	4.34

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At September 30, 2007 and December 31, 2006, we had debentures of $55.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $559,000.

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

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At September 30, 2007, we did not have an outstanding balance on this revolving line of credit. At December 31, 2006, we had $7.0 million outstanding. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $70,000.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended September 30, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 10 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2007, which is hereby incorporated by reference.

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

In October 2005, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares, or approximately 3%, of its common stock in market transactions for a period not to exceed twenty-four months. This plan is set to expire on October 27, 2007. For the three months ended September 30, 2007, the Company did not purchase and retire any shares of common stock. The maximum number of shares that may yet be repurchased under the Company’s current share repurchase plan is 937,000 shares, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

At the Company’s regularly scheduled board meeting on October 26, 2007, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares, or approximately 3%, of the Company’s common stock in market transactions for a period not to exceed twenty-four months.

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
Senior Vice President and
Chief Financial Officer

Dated: November 9, 2007

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