Form 10-K
period 2007-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2008-03-17
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐     Accelerated filer ☑ Non-accelerated filer  ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007 was $334,600,690. As of March 3, 2008, there were 37,020,677 shares of the Company’s common stock ($.01 par value) outstanding.

Documents Incorporated by Reference

Certain portions of the Registrant’s Proxy Statement for the 2008 Annual Shareholders’ Meeting scheduled for May 9, 2008 are incorporated by reference into Part III of this report.

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

We serve as a holding company for our wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation (which collectively are referred to as the “Insurance Company Subsidiaries”), as well as, American Indemnity Insurance Company, Ltd. and Preferred Insurance Company, Ltd (“PICL”). We also serve as a holding company for Meadowbrook, Crest Financial Corporation, and their subsidiaries. As of December 31, 2007, PICL was deregulated under Bermuda law and merged into Meadowbrook’s subsidiary, Meadowbrook Risk Management, Ltd. On January 31, 2008, PICL was contemporaneously dissolved.

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

Significant Acquisitions

•	On April 16, 2007, we acquired the business of U.S. Specialty Underwriters, Inc. (“USSU”). USSU is a specialty program manager that produces fee based income by underwriting excess workers’ compensation coverage for a select group of insurance companies.

•	In November 2005, we acquired Insurance & Benefit Consultants (“IBC”) of Sarasota, Florida. IBC is a retail agency specializing in group and individual health insurance products and personal financial planning services.

•	In August 1999, we acquired the assets of TPA Associates, Inc., all the outstanding stock of TPA Insurance Agency, Inc., and Preferred Insurance Agency, Inc., and approximately ninety-four percent of the outstanding stock of PICL (collectively, “TPA”). TPA is a program-oriented risk management company that provides risk management services to self-insured clients, manages alternative risk management programs, and performs underwriting, policy issuance and loss control services for an unaffiliated insurance company. In January 2002, we purchased the remaining six percent minority interest of PICL. As previously indicated, PICL was dissolved effective January 31, 2008.

•	In July 1998, we acquired Florida Preferred Administrators, Inc. (“Florida Preferred”), a third party administrator and Ameritrust Insurance Corporation (“Ameritrust”). In December 2002, Ameritrust became a wholly owned subsidiary of Star. Florida Preferred provides a broad range of risk management services for Ameritrust and other third parties.

•	In July 1997, we acquired Crest Financial Corporation (“Crest”), a California-based holding company, which formerly owned Williamsburg National Insurance Company (“Williamsburg”). Crest provides

MEADOWBROOK INSURANCE GROUP, INC.

risk management services primarily to Williamsburg. On December 31, 1999, Williamsburg became a wholly owned subsidiary of Star.

•	In July 1990, we acquired Savers Property and Casualty Insurance Company (“Savers”).

Proposed Merger with ProCentury Corporation

On February 20, 2008, we executed a definitive merger agreement with ProCentury Corporation (“ProCentury”) for a merger transaction valued at approximately $272.6 million in cash and stock to be paid to ProCentury shareholders. The combined entity will adopt and operate under the Meadowbrook name and will continue to trade on the NYSE under the ticker symbol “MIG”. Our Chief Executive Officer, Robert S. Cubbin, will continue in his current role in the post-merger combined entity and two ProCentury board members are expected to join Meadowbrook’s Board of Directors.

The merger is expected to expand and complement our specialty lines capabilities with ProCentury’s insurance professionals and product expertise in the excess and surplus lines market. We believe there are significant profitable revenue growth opportunities, as well as cost savings opportunities.

We expect to finance the cash portion of the purchase price through a combination of cash and debt. Completion of the transaction is subject to various closing conditions, including the receipt of required regulatory and shareholder approval. We expect to complete the merger in the third quarter of 2008.

Employees

At March 3, 2008, we employed approximately 643 associates to service our clients and provide management services to our Insurance Operations as defined below. We believe we have good relationships with our employees.

Overview

We are a full-service risk management organization which focuses on niche or specialty program business and risk management solutions for agents, professional and trade associations, pools, trusts, and small to medium-sized insureds. Our programs are primarily on a regional basis with a single line of business within a program. Within the workers’ compensation line of business we have a regional focus in New England, Florida, and Nevada. Within the commercial auto and commercial multiple peril we have a regional focus in California. Our fee-for-service business is also on a regional basis with an emphasis in the Midwest and southeastern regions, as well as the self-insured market in Nevada. Our corporate strategy emphasizes a regional focus and diverse sources of revenue between underwritten premiums, service fee revenue, and commissions. This allows us to leverage fixed costs without sacrificing pricing of our insurance premiums. Currently, we manage over $800 million in gross written premiums.

We were founded in 1955 as a retail insurance agency. We earn commission revenue through the operation of our retail property and casualty insurance agencies, located in Michigan, California, and Florida. Our Michigan-based retail insurance agency operations are consistently ranked as a leading business insurance agency in Michigan and the United States.

For over thirty years, we have specialized in providing risk management solutions for our clients. By forming risk-sharing partnerships, we align our financial objectives with our clients. By utilizing our products and services, small to medium-sized client groups gain access to more sophisticated risk management techniques previously available only to larger corporations. This enables our clients to control insurance costs and potentially turn risk management into a profit center. By having their capital at risk, our clients are motivated to reduce exposure and share in the underwriting profits and investment income derived from their risk management plan.

Based upon the particular risk management goals of our clients and our assessment of the opportunity for operating profit, we offer solutions on a managed basis, a risk-sharing basis, or a fully-insured basis, in

MEADOWBROOK INSURANCE GROUP, INC.

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

We remain committed to our long-term return on equity goal of 14% to 16%. While the equity offering in 2007 created a temporary dilutive impact on our return on equity, we expect to deploy the remaining capital and reach our targeted return on equity of 15% by the end of 2009 and beginning of 2010. Our targeted return on equity focuses on growing net commissions and fees and growing net investment leverage and income, while maintaining underwriting profitability. During 2008, we expect gross written premium to grow to between $385.0 million and $395.0 million, based upon premium volume growth from new programs implemented in 2007, as well as from the expansion of existing programs.

Company Segments

Agency Operations

We earn commission revenue through the operation of our retail property and casualty insurance agencies, located in Michigan, California, and Florida. Our agency operations produce commercial, personal lines, life,

MEADOWBROOK INSURANCE GROUP, INC.

and accident and health insurance, with more than fifty unaffiliated insurance carriers. The agency produces an immaterial amount of business for our affiliated Insurance Company Subsidiaries.

In total, our agency operations generated commissions of $11.3 million, $12.3 million, and $11.3 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

Specialty Risk Management Operations

Our specialty risk management operations segment, which includes insurance company specialty programs and fee-for-service specialty programs, focuses on specialty or niche insurance business. Specialty risk management operations provide services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of our agent-partners. We recognize revenue related to the services and coverages from our specialty risk management operations within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains (losses).

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

Fee-for-Service Specialty Programs:

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

MEADOWBROOK INSURANCE GROUP, INC.

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

The fees we receive from our managed programs are generally either a fixed amount or based on a percentage of premium serviced or claim count.

We provide insurance management services to public entity associations and currently manage public entity pools and other insurance entities, which provide insurance coverage for approximately 1,700 participants, including city, county, township, and village governments in three states, as well as other diverse industry groups.

Insurance Company Programs:

We provide three broad types of insurance company programs, including fully insured, captives and client risk-sharing programs. With a client risk-sharing program, our Insurance Company Subsidiaries underwrite individual primary insurance policies for members of a group or association, or a specific industry and then share the operating results with the client or client group through a reinsurance agreement with a captive or rent-a-captive. In some instances, a captive owned by a client or client group reinsures a portion of the risk on a quota-share basis. A captive is an insurance company or reinsurance company, which is formed for the purpose of insuring or reinsuring risks related to the businesses of its shareholders or members. A rent-a-captive allows organizations to obtain the benefits of a captive insurance company, without the initial costs and capital investment required to form their own captive. This is often an interim step utilized by groups and associations prior to forming their own captive. As part of its participation in a rent-a-captive, the client group purchases redeemable preferred stock of our unconsolidated subsidiary. These shares entitle the client group to participate in profits and losses of the program through a dividend or additional capital contribution. Dividends or additional capital contributions are determined and accrued on the basis of underwriting profits or losses plus investment income on trust accounts less costs. The captive and rent-a-captive structures are licensed reinsurance companies, which have a self-sustaining integrated set of activities and assets, and are in the reinsurance business for the purpose of providing a return to their investors, who are the shareholders (“primary beneficiaries”) of the captive company. The primary beneficiaries have their own equity at risk, decision making authority, and the ability to absorb losses. Therefore, the transactions associated with the captive and rent-a-captive structures are accounted for under the provisions of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”

In addition to premium revenue and investment income from our net retained portion of the operating results, we may also be compensated through the receipt of fees for policy issuance services and acquisition costs, captive administration, reinsurance placement, loss prevention services, and claims administrative and handling services. In

MEADOWBROOK INSURANCE GROUP, INC.

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

The captive administrator provides administrative services to the captive in exchange for a fee. This fee is usually a fixed amount, but can be a variable amount based upon premium volume, and is negotiated on an annual basis with the captive’s board of directors. Such services may include bookkeeping, providing regulatory information, and other administrative services. We also may provide loss prevention, claims handling, underwriting, and other insurance services directly to certain of our captives. However, our risk

MEADOWBROOK INSURANCE GROUP, INC.

management services subsidiary provides these services to our Insurance Company Subsidiaries for a fee, which is eliminated upon consolidation. The costs associated with these services are included within the premium quoted to the policyholder.

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

By design, the capital base of the captive is structured to absorb the projected losses of the program, and the captive’s shareholders bear the risk of loss. Through a trust agreement, we protect ourselves from potential credit risk related to reinsurance recoverables from the captive by a collateral requirement of up to 110% of the estimated reserves for losses and unearned premiums. In addition, we monitor the capital adequacy and financial leverage ratios of the captive to mitigate future credit risk.

In another variation of client risk-sharing, we establish retrospectively rated programs for individual accounts. With this type of program, we work with the client to develop the appropriate self-insured retention and loss fund amount and then help arrange for excess-of-loss reinsurance. The client reimburses us for all claim payments within the client’s retention. We generally earn a management fee (which includes claims and loss control fees). In most of these programs, we also share in the operating results with the client and receive a ceding commission in the excess-of-loss reinsurance contract to reimburse us for expenses, including a fee for services.

In another version of client risk-sharing, the agent accepts an up-front commission that is adjusted up or down based on operating results of the program produced.

With a fully-insured program, we provide our insurance products without a risk-sharing mechanism and derive revenue from net earned premiums and investment income. Fully-insured programs are generally developed in response to specific market opportunities and may evolve into a risk-sharing arrangement.

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

Program and Product Design.  Before implementing a new program, we generally review: (1) financial projections for the contemplated program, (2) historical loss experience, (3) actuarial studies of the underlying risks, (4) the credit worthiness of the potential agent or client, and (5) the availability of reinsurance. Our senior management team and associates representing each of the risk-management disciplines work together to design, market, and implement new programs. Our due diligence process is structured to provide a risk assessment of the program and how the program fits within our entity wide business plan and risk profile.

Underwriting Risk Selection and Policy Issuance.  Through our risk management subsidiary, we perform underwriting services for our Insurance Company Subsidiaries that meet our corporate underwriting guidelines. We retain ultimate underwriting authority and monitor adherence to our corporate underwriting guidelines

MEADOWBROOK INSURANCE GROUP, INC.

through a periodic audits. Our underwriting personnel help develop the proper criteria for selecting risks, while actuarial and reinsurance personnel evaluate and recommend the appropriate levels of rate and risk retention. The program is then tailored according to the requirements and qualifications of each client. With managed programs, we may also perform underwriting services based upon the profile of the specific program for a fee.

Claims Administration and Handling.  Through our risk management subsidiary, we provide substantially all claims management and handling services for workers’ compensation and most other lines, such as property, professional liability, and general liability. Our claims handling standards are set by our corporate claims department and are monitored through self-audits, corporate claim audits, internal controls, and other executive oversight reports. We handle substantially all claims functions for the majority of the programs we manage. Our involvement in claims administration and handling provides feedback to program managers in assessing the client’s risk environment and the overall structure of the program.

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

Administration of Risk-Bearing Entities.  We generate fee revenue by assisting in the formation and administration of risk-bearing entities for clients and agents. We currently provide administrative services for approximately eleven captives and/or rent-a-captives and hold an insignificant minority interest in two of these captives. These services are provided by our subsidiaries in Bermuda and Barbados.

Reinsurance Placement.  Through our reinsurance intermediary subsidiary, Meadowbrook Intermediaries, Inc., we earn commissions from placing excess-of-loss reinsurance and insurance coverage with high deductibles for insurance companies, captives, and managed self-insured programs. Reinsurance is also placed for clients who do not have other business relationships with us.

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

Insurance Company Subsidiaries

Our Insurance Company Subsidiaries issue insurance policies. Through our Insurance Company Subsidiaries, we engage in specialty risk management programs where we assume underwriting risks in exchange for premium. Our Insurance Company Subsidiaries primarily focus on specialty programs designed specifically for trade groups and associations, whose members are homogeneous in nature. Members are typically small-to-medium sized businesses. Our programs focus on select classes of property and casualty business which, through our due diligence process, we believe have demonstrated a fundamentally sound prospect for generating underwriting profits. We occasionally do offer our programs on a multi-state basis; but more

MEADOWBROOK INSURANCE GROUP, INC.

generally, our programs operate on a regional or state-specific basis. We maintain underwriting authority through our regional offices based upon underwriting guidelines set forth by our corporate underwriting department, which we monitor through underwriting audits and a series of executive underwriting and rate monitor reports. We seek to avoid geographic concentration of risks that might lead to aggregation of exposure to losses from natural or intentionally caused catastrophic events. We also handle the majority of our claims through our regional offices based upon standards set forth by our corporate claims office and monitored through a series of self-audits and corporate claims audit, internal control audits, and executive claims monitoring reports. American Indemnity, which offers our clients a captive or rent-a-captive option, complements our Insurance Company Subsidiaries.

Star, Williamsburg and Ameritrust are domiciled in Michigan. Savers is domiciled in Missouri and American Indemnity is a Bermuda-based insurance company.

We may at times place risks directly with third party insurance carriers and participate in the risk as a reinsurance partner. Such arrangements typically generate management fee revenue and provide a means to manage premium leverage ratios.

Our insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of December 31, 2007, on a statutory consolidated basis, gross and net premium leverage ratios were 1.8 to 1.0 and 1.5 to 1.0, respectively.

Our Insurance Company Subsidiaries are authorized to write business, on either an admitted or surplus lines basis, in all fifty states. Star is admitted in all fifty states. Williamsburg is admitted in thirty-seven states, and is authorized to write business on a surplus lines basis in one state. Savers is admitted in five states and is authorized to write business on a surplus lines basis in forty-six states. Ameritrust is admitted in seven states. Our Insurance Company Subsidiaries primarily offer workers’ compensation, commercial multiple peril, general liability, inland marine, and other liability coverages. For the year ended December 31, 2007, the workers’ compensation line of business accounted for 33.7%, 38.1%, and 37.5% of gross written premiums, net earned premiums, and net written premiums, respectively.

In 2001, 2000, and 1999, we eliminated a limited group of unprofitable programs that were not aligned with our historic and present business strategy. The uncertainty of future reserve development on these discontinued programs has been reduced as a result of aggressive claims handling and reserve strengthening. However, while we believe we have adequate reserves, there can be no assurances that there will not be additional losses in the future relating to these programs. Outstanding reserves related to these discontinued programs as of December 31, 2007 and 2006 were $3.3 million and $5.6 million, respectively.

In April 2007, we received an upgrade of our financial strength rating by A.M. Best Company to “A−” (Excellent), from “B++” (Very Good) for our Insurance Company Subsidiaries.

The following table summarizes gross written premiums, net earned premiums, and net written premiums for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 (in thousands):

Gross Written Premium	2007	%	2006	%	2005	%	2004	%	2003	%

Workers’ Compensation	$116,717	33.69%	$118,794	35.90%	$133,732	40.26%	$146,982	46.89%	$141,456	55.85%
Commercial Multi-Peril	100,364	28.97%	94,355	28.52%	85,978	25.88%	71,715	22.88%	48,091	18.99%
Inland Marine	11,629	3.36%	12,837	3.88%	12,467	3.75%	10,925	3.48%	9,758	3.85%
Other Liability	28,550	8.24%	20,001	6.04%	16,167	4.87%	15,248	4.86%	10,473	4.13%
Other Commercial Auto Liability	61,119	17.64%	59,308	17.92%	59,144	17.80%	48,070	15.33%	26,902	10.62%
All Other Lines	28,072	8.10%	25,577	7.73%	24,721	7.44%	20,553	6.56%	16,600	6.55%

Total	$346,451	100.00%	$330,872	100.00%	$332,209	100.00%	$313,493	100.00%	$253,280	100.00%

MEADOWBROOK INSURANCE GROUP, INC.

Net Earned Premium	2007	%	2006	%	2005	%	2004	%	2003	%

Workers’ Compensation	$102,256	38.13%	$108,085	42.40%	$119,423	47.78%	$117,914	54.97%	$93,324	61.72%
Commercial Multi-Peril	71,049	26.49%	63,138	24.77%	54,829	21.94%	43,701	20.37%	26,075	17.24%
Inland Marine	1,165	0.43%	1,528	0.60%	1,727	0.69%	1,628	0.76%	1,556	1.03%
Other Liability	15,571	5.81%	10,433	4.09%	8,072	3.23%	6,416	2.99%	4,849	3.21%
Other Commercial Auto Liability	53,469	19.94%	49,341	19.36%	45,374	18.15%	29,274	13.65%	12,940	8.56%
All Other Lines	24,687	9.20%	22,395	8.79%	20,534	8.21%	15,560	7.25%	12,461	8.24%

Total	$268,197	100.00%	$254,920	100.00%	$249,959	100.00%	$214,493	100.00%	$151,205	100.00%

Net Written Premium	2007	%	2006	%	2005	%	2004	%	2003	%

Workers’ Compensation	$105,003	37.47%	$104,846	39.92%	$117,287	45.44%	$122,896	52.53%	$111,572	58.78%
Commercial Multi-Peril	76,280	27.22%	67,504	25.70%	59,870	23.19%	46,351	19.81%	36,628	19.30%
Inland Marine	1,212	0.43%	1,271	0.48%	1,690	0.65%	1,630	0.70%	1,500	0.79%
Other Liability	18,915	6.75%	12,384	4.71%	8,004	3.10%	7,568	3.23%	6,278	3.31%
Other Commercial Auto Liability	52,798	18.84%	52,950	20.16%	49,122	19.03%	37,762	16.14%	19,599	10.32%
All Other Lines	26,003	9.28%	23,713	9.03%	22,161	8.59%	17,754	7.59%	14,250	7.51%

Total	$280,211	100.00%	$262,668	100.00%	$258,134	100.00%	$233,961	100.00%	$189,827	100.00%

Since 2004, there has been a shift in our mix of business, which was intended to diversify our product line and produce more predictable, stable results. The mix of business has impacted our expense ratio, as the percentage of workers’ compensation premium in relation to our other lines of business has declined from a high of approximately 56% in 2003 to approximately 34% in 2007. The decline in workers’ compensation premium from 2004 is primarily due to our decision to exit a limited number of small programs that were no longer meeting our pricing standards, an overall reduction in audit-related premiums, and a decline in the amount of residual market assignments we receive relative to workers’ compensation premiums. The residual market assignments are in essence a form of a “tax” whereby any workers’ compensation risk that cannot be written in the voluntary market is assigned to carriers underwriting workers’ compensation business in that state.

In addition, workers’ compensation has declined due to reduction of premium writings in the state of Florida as pricing competition has intensified and due to mandatory rate deceases in Florida, Massachusetts and Nevada. We do believe the benefit changes and other actions we have taken in those states have allowed us to maintain underwriting profitability even in these more competitive environments. The increase in premium volume in lines other than workers’ compensation has been driven by new programs we have implemented with both existing and new programs partners, all of which have a history of profitability and for which we believe we are receiving adequate pricing to produce our targeted return on equity. Overall, both net written premium and net earned premium have increased over the same time frame, largely as a result of the increase in the amount of premium we retain versus premium ceded to excess of loss reinsurers.

Reserves

The following table shows the development of reserves for unpaid losses and loss adjustment expenses (“LAE”) from 1998 through 2007 for our Insurance Company Subsidiaries including PICL, and the deconsolidation impact of American Indemnity.

In accordance with SFAS 113, the bottom portion of the table shows the impact of reinsurance for the years 1998 through 2007, reconciling the net reserves shown in the upper portion of the table to gross reserves.

Additional information relating to our reserves is included within the Losses and Loss Adjustment Expenses and Reinsurance Recoverables section of Note 1 — Summary of Significant Accounting Policies and Note 3 — Liability for Losses and Loss Adjustment Expenses of the Notes to the Consolidated Financial

MEADOWBROOK INSURANCE GROUP, INC.

Statements, as well as to the Critical Accounting Policies section and the Reserves section of Item 7, Management’s Discussion and Analysis.

Analysis of Loss and Loss Adjustment Expense Development(1)

	Years Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(In thousands)

Reserves for losses and LAE at end of period	$84,254	$127,500	$172,862	$198,653	$193,116	$192,019	$226,996	$271,423	$302,655	$341,541
Deconsolidation of subsidiary(1)	(147)	(1,425)	(3,744)	(5,572)	(2,973)	(2,989)
Adjusted reserves for losses and LAE at end of period	$84,107	$126,075	$169,118	$193,081	$190,143	$189,030	$226,996	$271,423	$302,655	$341,541
Cumulative paid as of
1 year later	39,195	54,928	70,952	77,038	78,023	71,427	79,056	83,271	81,779
2 years later	56,763	90,416	115,669	130,816	122,180	118,729	124,685	133,809
3 years later	76,776	116,001	146,548	157,663	151,720	145,279	153,780
4 years later	85,447	132,995	160,673	176,172	167,288	159,220
5 years later	93,009	139,939	171,992	186,847	174,778
6 years later	96,739	146,997	179,010	191,936
7 years later	101,433	150,514	182,954
8 years later	104,225	152,544
9 years later	105,569
Reserves re-estimated as of end of year:
1 year later	98,587	146,213	182,976	199,171	193,532	193,559	231,880	268,704	295,563
2 years later	106,487	144,453	186,191	205,017	196,448	203,394	227,462	263,069
3 years later	102,075	152,630	189,632	207,379	202,126	205,650	226,437
4 years later	104,017	156,997	190,305	211,394	203,738	202,748
5 years later	106,668	158,287	196,158	213,802	202,028
6 years later	109,038	159,449	199,520	212,274
7 years later	110,541	161,376	198,500
8 years later	112,340	161,023
9 years later	111,935
Net cumulative deficiency:
Dollars	$(27,828)	$(34,948)	$(29,382)	$(19,193)	$(11,885)	$(13,718)	$559	$8,354	$7,092
Percentage	—33.1%	—27.7%	—17.4%	—9.9%	—6.3%	—7.3%	0.2%	3.1%	2.3%
Net reserves	84,107	126,075	169,118	193,081	190,143	189,030	226,996	271,423	302,655	341,541
Ceded reserves	64,590	101,744	168,962	195,943	181,817	147,446	151,161	187,254	198,422	198,461
Gross reserves	148,697	227,819	338,080	389,024	371,960	336,476	378,157	458,677	501,077	540,002

Net re-estimated	111,935	161,023	198,500	212,274	202,028	202,748	226,437	263,069	295,563
Ceded re-estimated	107,654	178,143	260,841	286,528	255,523	244,468	205,638	205,037	196,575
Gross re-estimated	219,589	339,166	459,341	498,802	457,551	447,216	432,075	468,106	492,138

Gross cumulative (deficiency) redundancy	$(70,892)	$(111,347)	$(121,261)	$(109,778)	$(85,591)	$(110,740)	$(53,918)	$(9,429)	$8,939

(1)	In accordance with FIN 46(R), we performed an evaluation of our business relationships and determined our wholly owned subsidiary, American Indemnity, did not meet the tests for consolidation, as neither us, nor our subsidiary Star, are the primary beneficiaries of American Indemnity. Therefore, effective January 1, 2004, we deconsolidated American Indemnity on a prospective basis in accordance with the provisions of FIN 46(R). Accordingly, we have adjusted the reserves and development within the above table. The adoption of FIN 46(R) and the deconsolidation of American Indemnity did not have a material impact on our consolidated balance sheet or consolidated statement of income.

MEADOWBROOK INSURANCE GROUP, INC.

The following table sets forth the difference between generally accepted accounting principles (“GAAP”) reserves for loss and loss adjustment expenses and statutory reserves for loss and loss adjustment expenses at December 31, (in thousands):

	2007	2006

GAAP reserves for losses and LAE	$540,002	$501,077
Reinsurance recoverables for unpaid losses	(198,461)	(198,422)
Allowances against reinsurance recoverables*	(833)	(1,041)
Non-regulated foreign insurance subsidiary; PICL**	—	(1,273)

Statutory reserves for losses and LAE	$340,708	$300,341

*	The GAAP allowance for reinsurance recoverables is reported as a Schedule F penalty or a non-admitted asset for statutory accounting.

**	PICL offered clients captive or rent-a-captive options. It was a foreign insurance company and, therefore, was not included in the combined statutory financial statements filed with the National Association of Insurance Commissioners and state regulators. Effective September 30, 2007, Star entered into a novation agreement with PICL in which Star assumed a portion of PICL’s assets and liabilities. PICL was dissolved effective January 31, 2008.

For the year ended December 31, 2007, we reported a decrease of $8.9 million in gross ultimate loss estimates for accident years 2006 and prior, or 1.8% of $501.1 million of gross losses and LAE reserves at January 1, 2007. We reported a $7.1 million decrease in net ultimate losses and LAE estimates for accident years 2006 and prior, or 2.3% of $302.7 million.

As a result of favorable development on prior accident years’ reserves, the provision for losses and loss adjustment expenses decreased by $7.1 million for calendar year 2007 and $2.7 million for calendar year 2006. As a result of adverse development on prior accident years’ reserves, the provision for losses and loss adjustment expenses increased by $4.9 million for calendar year 2005.

Investments

Information relating to our investment portfolio is included within Note 2 — Investments of the Notes to the Consolidated Financial Statements and the Investments section of Item 7, Management’s Discussion and Analysis, as well as Item 7A Quantitative and Qualitative Discloures about Market Risk.

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

The market for risk management products and services is significantly influenced by market conditions affecting the traditional property and casualty insurance industry. Insurance market conditions historically have been subject to significant variability due to premium rate competition, natural disasters and other catastrophic events, judicial trends, changes in the investment and interest rate environment, regulation, and general economic conditions. Pricing is a primary means of competition in the commercial insurance market. Competition is also based on the availability and quality of products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise. The primary basis for competition among risk management providers varies with the financial and insurance needs and resources of each potential insured. Principle factors that are considered by insureds include an analysis of the net present-

MEADOWBROOK INSURANCE GROUP, INC.

value (after-tax) of the cost of financing the insured’s expected level of losses; the amount of excess coverage provided in the event losses exceed expected levels; cash flow and tax planning considerations; and the expected quality and consistency of the services to be provided. We believe that we are able to compete based on our experience, the quality of our products and services, and our program-oriented approach. However, our ability to successfully compete is dependent upon a number of factors, including market and competitive conditions, many of which are outside of our control.

Regulation

Insurance Company Regulation

Our Insurance Company Subsidiaries are subject to regulation by government agencies in the states in which they do business. The nature and extent of such regulation varies from jurisdiction to jurisdiction but typically involves:

•	prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company;

•	regulation of certain transactions entered into by an insurance company with any of its affiliates;

•	approval of premium rates, forms and policies used for many lines of insurance;

•	standards of solvency and minimum amounts of capital and surplus which must be maintained;

•	establishment of reserves required to be maintained for unearned premium, loss and loss adjustment expense, or for other purposes;

•	limitations on types and amounts of investments;

•	underwriting and claims settlement practices;

•	restrictions on the size of risks that may be insured by a single company;

•	licensing of insurers and agents;

•	deposits of securities for the benefit of policyholders; and

•	the filing of periodic reports with respect to financial condition and other matters.

In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders, rather than security holders.

Holding Company Regulatory Acts

In addition to the regulatory oversight of our Insurance Company Subsidiaries, we are subject to regulation under the Michigan, Missouri, California, and Florida Insurance Holding Company System Regulatory Acts (the “Holding Company Acts”). The Holding Company Acts contain certain reporting requirements including those that require us to file information relating to our capital structure, ownership, and financial condition and general business operations of our Insurance Company Subsidiaries. The Holding Company Acts contain certain reporting and prior approval requirements with respect to transactions among affiliates.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

Insurance Regulation Concerning Change or Acquisition of Control

Star, Williamsburg and Ameritrust are domestic property and casualty insurance companies organized under the insurance laws (the “Insurance Codes”) of Michigan, while Savers is organized under the Insurance Codes of Missouri. The Insurance Codes provide that acquisition or change of control of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a “Form A”) containing information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. In Michigan and Missouri, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing ten percent or more of the voting securities of the company.

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

Any future transactions that would constitute a change in control would also generally require prior approval by the Insurance Departments of Michigan and Missouri and would require pre-acquisition notification in those states that have adopted pre-acquisition notification provisions and in which the insurers are admitted. Such requirements may deter, delay or prevent certain transactions that could be advantageous to our shareholders.

Membership in Insolvency Funds and Associations and Mandatory Pools

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written

MEADOWBROOK INSURANCE GROUP, INC.

by a member in that state. Assessments from insolvency funds were $156,000, $306,000, and $664,000, respectively, for 2007, 2006, and 2005. Most of these payments are recoverable through future policy surcharges and premium tax reductions.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may adversely affect us. Total assessments paid to all such facilities were $2.6 million, $3.1 million, and $3.0 million, respectively, for 2007, 2006, and 2005.

Restrictions on Dividends and Risk-Based Capital

For information on Restrictions on Dividends and Risk-based Capital which affect us please refer to Note 8 — Regulatory Matters and Rating Issues of the Notes to the Consolidated Financial Statements and the Regulatory and Rating Issues section within Item 7, Management’s Discussion and Analysis.

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

Effect of Federal Legislation

The Terrorism Risk Insurance Act of 2002 (“TRIA”) established a program under which the United States federal government will provide governmental support for businesses that suffer damages from certain acts of international terrorism. In December 2005 under the Terrorism Risk Insurance Extension Act of 2005, TRIA was modified and extended through December 31, 2007. On December 26, 2007, Congress extended and expanded TRIA beyond 2007. The terms of the legislation enacted now also include domestic terrorist acts. TRIA serves as an additional high layer of reinsurance against losses that may arise from a terrorist incident. The impact to us resulting from TRIA is minimal as we generally do not underwrite risks that are considered targets for terrorism; avoid concentration of exposures in both property and workers’ compensation; and have terrorism coverage included in our reinsurance treaties to cover the most likely exposure.

Recently, as a result of comments made related to claims handling practices by insurers in the wake of the 2005 hurricanes that struck the gulf coast states, Congress has examined a possible repeal of the McCarran-Ferguson Act, which allows insurers to compile and share loss data, develop standard policy forms and manuals and predict future loss costs with greater reliability, among other things. The ability of the industry, under the exemption permitted in the McCarran-Ferguson Act, to collect loss cost data and build a credible database as a means of predicting future loss costs is an important part of cost-based pricing. If the ability to collect this data were removed, the predictability of future loss costs and the reliability of pricing could be undermined. We are unable to predict whether the McCarran-Ferguson Act will be repealed, or that any such repeal, if enacted, would not have a material adverse effect on our business and results of operations.

MEADOWBROOK INSURANCE GROUP, INC.

Available Information

Our Internet address is www.meadowbrook.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership (Forms 3, 4, and 5), and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish to, the United States Securities and Exchange Commission (“SEC”). You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 101 F Street, NW, Washington D.C., 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains reports, proxy statements, and other information that we file at www.sec.gov. Our SEC reports can also be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with, or furnished to the SEC. The Charters of the Nominating and Governance Committee, the Compensation Committee, the Audit Committee, the Finance Committee, and the Investment Committee of our Board of Directors, are also available on our website, or available in print to any shareholder who requests this information. In addition, our Corporate Governance Guidelines, Code of Conduct, and our Business Conduct Policy are available on our website, or in print to any shareholder who requests this information.

Corporate Governance Listing Standards

On June 5, 2007, we submitted to the New York Stock Exchange a certificate signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange’s corporate governance listing standards.

Item 1A.	Risk Factors

We face risks related to our proposed merger with ProCentury Corporation

There are significant risks and uncertainties associated with our proposed merger with ProCentury Corporation. For example, the merger may not be consummated, or may not be consummated in the third quarter of 2008 as anticipated, as a result of a number of factors, including, but not limited to, the inability to obtain required regulatory and shareholder approvals. In addition, the integration of the combined businesses into the combined entity may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected time frame; revenues following the merger may be lower than expected; and customer and employee relationships and business operations may be disrupted by the merger.

If our estimates of reserves for losses and loss adjustment expenses are not adequate, we will have to increase our reserves, which would result in reductions in net income, retained earnings, statutory surplus, liquidity, and may limit our ability to pay future dividends.

We establish reserves for losses and expenses related to the adjustment of losses for the insurance policies we write. We determine the amount of these reserves based on our best estimate and judgment of the losses and costs we will incur on existing insurance policies. While we believe our reserves are adequate, we base these reserves on assumptions about past and future events. The following factors could have a substantial impact on our future loss experience:

•	the amounts of claims settlements and awards

•	legislative activity

•	changes in inflation and economic conditions

•	accuracy and timely reporting of claim information

MEADOWBROOK INSURANCE GROUP, INC.

Actual losses and the costs we incur related to the adjustment of losses under insurance policies could exceed, perhaps substantially, the amount of reserves we establish. When we increase reserves, our pre-tax income for the period will decrease by a corresponding amount. An increase in reserves may also require us to write off a portion of our deferred acquisition costs asset, which would cause a further reduction of pre-tax income in that period.

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

Our ability to write business is most influenced by our rating from A.M. Best. A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders. Currently, our financial strength rating from A.M. Best is “A−” (Excellent) for our Insurance Company Subsidiaries. There can be no assurance that A.M. Best will not change its rating in the future. A rating downgrade from A.M. Best could materially adversely affect the business we write and our results of operations.

If market conditions cause our reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.

As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk underwritten by our Insurance Company Subsidiaries, especially for the excess-of-loss and severity risks. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or to obtain other reinsurance in adequate amounts and at favorable rates. Increases in the cost of reinsurance would adversely affect our profitability. In addition, if we are unable to renew our expiring facilities or to obtain new reinsurance on favorable terms, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.

We are subject to credit risk with respect to the obligations of our reinsurers and risk-sharing partners. The inability of our reinsurers or risk-sharing partners to meet their obligations could adversely affect our profitability.

Star, as the lead insurance company under the Inter-Company Reinsurance Agreement, cedes insurance to other insurers under pro rata and excess-of-loss contracts. These reinsurance arrangements diversify our business and reduce our exposure to large losses or from hazards of an unusual nature. We transfer some of the risk we have assumed to reinsurance companies in exchange for a portion of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, the ceding of insurance does not discharge us of our primary liability to our policyholder. If all or any of the reinsuring companies fail to pay or pay on a timely basis, we would be liable for such defaulted amounts. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers. If our reinsurers fail to pay us or fail to pay on a timely basis, our financial results and financial condition could be adversely affected. In order to minimize our exposure to significant losses from reinsurer insolvencies, we evaluate the financial condition of our reinsurers and monitor the economic characteristics of the reinsurers on an ongoing basis and, if appropriate, we may require trust agreements to collateralize the reinsurers financial obligation to us. As of December 31, 2007, our reinsurance recoverables on paid and unpaid losses was $199.5 million.

In addition, with our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs and indemnification agreements, as

MEADOWBROOK INSURANCE GROUP, INC.

well as on the portion of risk either ceded to captives or retained by our clients. The capitalization and creditworthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs. Generally, we collateralize balances due from our risk-sharing partners through funds withheld trusts or stand-by letters of credit issued by highly rated banks. No assurance can be given regarding the future ability of any of our risk-sharing partners to meet their obligations. The inability of our risk-sharing partners to meet their obligations could adversely affect our profitability.

We face competitive pressures in our business that could cause our revenues to decline and adversely affect our profitability.

We compete with a large number of other companies in our selected lines of business. We and our agents compete, and will continue to compete, with major United States, foreign and other regional insurers, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Many of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if we lose business or any of our agents to competitors offering similar or better products at or below our prices.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•	the formation of new insurers and an influx of new capital in the marketplace as existing companies attempt to expand their business as a result of better pricing and/or terms

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage

•	changing practices created by the internet, which has increased competition within the insurance business

These developments could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity. In that event, the current softer market (a market of declining or stable pricing and generally lower profit or underwriting margins) could continue or be accelerated it may negatively influence our ability to maintain or increase rates. Accordingly, these developments could have an adverse effect on our business, financial condition and results of operations.

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry.

The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our industry’s profitability can be affected by:

•	rising levels of actual costs that are not known by companies at the time they price their products

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks

•	changes in loss reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurer’s liability develop

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses

•	increases in medical costs beyond historic or expected annual inflationary levels

The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. The property and casualty insurance industry historically is cyclical in nature, with periods of reduced underwriting capacity and favorable premium rates alternating with periods of excess underwriting capacity and flat or falling premium rates. These fluctuations

MEADOWBROOK INSURANCE GROUP, INC.

in demand and supply could produce underwriting results that would have a negative impact on our financial condition and results of operations.

Negative developments within the workers’ compensation insurance industry may adversely affect our financial condition and results of operations.

Although we engage in other businesses, approximately 34% of our premium was attributable to workers’ compensation insurance for the year ended December 31, 2007. As a result, negative developments within the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry may have an adverse effect on our financial condition and results of operations. For example, if legislators in one of our larger markets, such as Florida, Nevada, or Massachusetts, were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could negatively affect the workers’ compensation insurance industry. In some states, workers’ compensation insurance premium rates are determined by regulation, and changes in mandated rates could reduce our profitability. Negative developments within the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies with more diversified lines of insurance.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our results of operations and financial condition.

We seek to limit our loss exposure by writing a number of our insurance and reinsurance contracts on an excess-of-loss basis. Excess-of-loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. In addition, we limit program size for each client and purchase third-party reinsurance for our own account. In the case of our assumed proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses ceded by the client. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure by geographic diversification. Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. As a result, one or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have an adverse effect on our results of operations or financial condition.

Because our investment portfolio consists primarily of fixed income securities, our investment income could suffer as a result of fluctuations in interest rates and market conditions.

We currently maintain and intend to continue to maintain an investment portfolio consisting primarily of fixed income securities. The fair value of these securities fluctuates depending on changes in interest rates. Generally, the fair market value of these investments increases or decreases in an inverse relationship with changes in interest rates. Changes in interest rates may result in fluctuations in the income derived from, and the valuation of, our fixed income investments, which could have an adverse effect on our financial condition and results of operations.

Our investment portfolio includes mortgage-backed securities. As of December 31, 2007, mortgage and asset-backed securities constituted approximately 24.2% of our invested assets. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. When interest rates fall, mortgage-backed securities are prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. Our mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but there is no guarantee that we will not invest in other mortgage-backed securities that lack this protection. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the prevailing interest rates for longer than expected.

MEADOWBROOK INSURANCE GROUP, INC.

We could be forced to sell investments to meet our liquidity requirements.

We believe we maintain adequate amounts of cash and short-term investments to pay claims, and do not expect to have to sell securities prematurely for such purposes. We may, however, decide to sell securities as a result of changes in interest rates, credit quality, the rate or repayment or other similar factors. A significant increase in market interest rates could result in a situation in which we are required to sell securities at depressed prices to fund payments to our insureds. Since we carry debt securities at fair value, we expect these securities would be sold with no material impact on our net equity, although it could result in net realized losses. If these securities are sold, future net investment income may be reduced if we are unable to reinvest in securities with similar yields.

Because we are heavily regulated by the states in which we operate, we may be limited in the way we operate.

We are subject to extensive supervision and regulation in the states in which we operate. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is to maintain compliance with insurance regulations and to protect policyholders and not our shareholders. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:

•	standards of solvency, including risk-based capital measurements

•	restrictions on the nature, quality and concentration of investments

•	restrictions on the types of terms that we can include in the insurance policies we offer

•	required methods of accounting

•	required reserves for unearned premiums, losses and other purposes

•	permissible underwriting and claims settlement practices

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain insurance policies provided by impaired, insolvent or failed insurance companies

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

Also, the insurance industry has recently become the focus of increased scrutiny by regulatory authorities relating to the placement of insurance, as well as claims handling by insurers in the wake of recent hurricane losses. Some states have adopted new disclosure requirements relating to the placement of insurance business, while other states are considering what additional regulatory oversight might be required with regard to claims handling activities of insurers. It is difficult to predict the outcome of these regulatory activities, whether they will expand into other areas of the business not yet contemplated, whether activities and practices currently thought of to be lawful will be characterized as unlawful and what form of additional or new regulations may be finally adopted and what impact, if any, such increase regulatory actions may have on our business. We have received general industry-wide requests for information from a few state insurance departments regarding compensation with insurance agents. We responded to these inquires. Subsequent to our responses, we have not received any further inquiries or comments from the state insurance departments.

MEADOWBROOK INSURANCE GROUP, INC.

Our reliance on producers subjects us to their credit risk.

With respect to our agency billed premiums generated by our Insurance Company Subsidiaries, producers collect premiums from the policyholders and forward them to us. In certain jurisdictions, when the insured pays premium for these policies to producers for payment, the premium might be considered to have been paid under applicable insurance laws and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premium from the producer. Consequently, we assume a degree of credit risk associated with producers. Although producers’ failures to remit premiums to us have not caused a material adverse impact on us to date, there may be instances where producers collect premium but do not remit it to us and we may be required under applicable law to provide the coverage set forth in the policy despite the actual collection of the premium by us. Because the possibility of these events is dependent in large part upon the financial condition and internal operations of our producers, we may not be able to quantify any potential exposure presented by the risk. If we are unable to collect premium from our producers in the future, our financial condition and results of operations could be materially and adversely affected.

Provisions of the Michigan Business Corporation Act, our articles of incorporation and other corporate governing documents and the insurance laws of Michigan and Missouri may discourage takeover attempts.

The Michigan Business Corporation Act contains “anti-takeover” provisions. Chapters 7A (the “Fair Price Act”) and 7B (the “Control Share Act”) of the Business Corporation Act apply to us and may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in their best interest, including those attempts that might result in shareholders receiving a premium over market price for their shares.

The Fair Price Act provides that a supermajority vote of ninety percent of the shareholders and no less than two-thirds of the votes of non interested shareholders must approve a “business combination.” The Fair Price Act defines a “business combination” to encompass any merger, consolidation, share exchange, sale of assets, stock issue, liquidation, or reclassification of securities involving an “interested shareholder” or certain “affiliates.” An “interested shareholder” is generally any person who owns ten percent or more of the outstanding voting shares of the company. An “affiliate” is a person who directly or indirectly controls, is controlled by, or is under common control with, a specified person. The supermajority vote required by the Fair Price Act does not apply to business combinations that satisfy certain conditions. These conditions include, among others: (i) the purchase price to be paid for the shares of the company in the business combination must be at least equal to the highest of either (a) the market value of the shares or (b) the highest per share price paid by the interested shareholder within the preceding two-year period or in the transaction in which the shareholder became an interested shareholder, whichever is higher; and (ii) once becoming an interested shareholder, the person may not become the beneficial owner of any additional shares of the company except as part of the transaction which resulted in the interested shareholder becoming an interested shareholder or by virtue of proportionate stock splits or stock dividends.

The Control Share Act establishes procedures governing “control share acquisitions” of large public Michigan corporations. A control share acquisition is defined as an acquisition of shares by an acquiror which, when combined with other shares held by that person or entity, would give the acquiror voting power, alone or as part of a group, at or above any of the following thresholds: 20%, 33 1/3% or 50%. Under the Control Share Act, an acquiror may not vote “control shares” unless the company’s disinterested shareholders (defined to exclude the acquiring person, officers of the target company, and directors of the target company who are also employees of the company) vote to confer voting rights on the control shares. The Control Share Act does not affect the voting rights of shares owned by an acquiring person prior to the control share acquisition. The Control Share Act entitles corporations to redeem control shares from the acquiring person under certain circumstances. In other cases, the Control Share Act confers dissenters’ right upon all of the corporation’s shareholders except the acquiring person.

MEADOWBROOK INSURANCE GROUP, INC.

Our articles of incorporation allow our Board of Directors to issue one or more classes or series of preferred stock with voting rights, preferences and other privileges as the Board of Directors may determine. Also, we have adopted a shareholder rights plan, which if triggered would significantly dilute the stock ownership percentage of anyone who acquires more than fifteen percent of our shares without the approval of our Board of Directors. The existence of our shareholder rights plan and the possible issuance of preferred shares could adversely affect the holders of our common stock and could prevent, delay or defer a change of control.

We are also subject to the laws of various states, such as Michigan and Missouri, governing insurance holding companies. Under these laws, a person generally must obtain the applicable Insurance Department’s approval to acquire, directly or indirectly, five to ten percent or more of the outstanding voting securities of our Insurance Company Subsidiaries. An Insurance Department’s determination of whether to approve an acquisition would be based on a variety of factors, including an evaluation of the acquirer’s financial stability, the competence of its management, and whether competition in that state would be reduced. These laws may prevent, delay or defer a change of control of us or our Insurance Company Subsidiaries.

Most states assess our Insurance Company Subsidiaries to provide funds for failing insurance companies and those assessments could be material.

Our Insurance Company Subsidiaries are subject to assessments in most states where we are licensed for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies. Maximum contributions required by law in any one year vary by state, and have historically been less than one percent of annual premiums written. We cannot predict with certainty the amount of future assessments. Significant assessments could have a material adverse effect on our financial condition and results of operations.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings. If we had to raise additional capital, equity or debt financing may not be available or, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares offered hereby. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

Our performance is dependent on the continued services and performance of our senior management and other key personnel.

The success of our business is dependent on our ability to retain and motivate our senior management and key management personnel. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition, and results of operations. We have existing employment or severance agreements with Merton J. Segal, Robert S. Cubbin, Karen M. Spaun, Michael G. Costello, Stephen Belden, Joseph E. Mattingly, James M. Mahoney, Robert C. Spring, Archie S. McIntyre, and Kenn R. Allen. We maintain a “key person” life insurance policy on Robert S. Cubbin, our President and CEO.

Our future success also will depend on our ability to attract, train, motivate and retain other highly skilled technical, managerial, marketing, and customer service personnel. Competition for these employees is intense and we may not be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, our future success depends on our ability to attract, retain and motivate our agents and other producers. Our

MEADOWBROOK INSURANCE GROUP, INC.

failure to attract and retain the necessary personnel and producers could have a material adverse effect on our business, financial condition, and results of operations.

We rely on our information technology and telecommunications systems to conduct our business.

Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, to underwrite and process our business, make claim payments, provide customer service, provide policy administration services, such as endorsements, cancellations and premium collections, comply with insurance regulatory requirements and perform actuarial and other analytical functions necessary for pricing and product development. Our operations are dependent upon our ability to timely and efficiently process our business and protect our information and telecommunications systems from physical loss, telecommunications failure or other similar catastrophic events, as well as from security breaches. While we have implemented business contingency plans and other reasonable and appropriate internal controls to protect our systems from interruption, loss or security breaches, a sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Likewise, a security breach of our computer systems could also interrupt or damage our operations or harm our reputation in the event confidential customer information is disclosed to third parties. Either of these circumstances could have a material adverse effect upon our financial condition, operations or reputation.

Managing technology initiatives and obtaining the efficiencies anticipated with technology implementation may present significant challenges.

While technological enhancements and initiatives can streamline several business processes and ultimately reduce the costs of operations, these initiatives can present short-term costs and implementation risks. Projections of associated costs, implementation timelines, and the benefits of those results may be inaccurate and such inaccuracies could increase over time. In addition, there are risks associated with not achieving the anticipated efficiencies from technology implementation that could impact our results of operations.

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

The unaffiliated third party had until July 2007 to pay the principal balance. We have negotiated an extension through May 1, 2009. The unaffiliated third party continues to pay interest during the extension period and has the option to pay the principal balance, or $750,000 less in exchange for granting us an ownership interest in the building.

Through our subsidiaries, we are also a party to various leases for locations in which we have offices. We do not consider any of these leases to be material.

MEADOWBROOK INSURANCE GROUP, INC.

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

Shareholder Information
Corporate Headquarters
26255 American Drive
Southfield, MI 48034-6112
Phone: (248) 358-1100

Independent Registered
Public Accounting Firm
Ernst & Young LLP
Detroit, MI

Corporate Counsel
Howard & Howard Attorneys, P.C.
Bloomfield Hills, MI	Transfer Agent & Registrar LaSalle Bank National Association Corporate Trust Shareholder Services P.O. Box 3319 South Hackensack, NJ 07606-1919 Stock Listing New York Stock Exchange Symbol: MIG	Annual Meeting The Annual Meeting of Meadowbrook Shareholders will be held at: 2:00 p.m. May 9, 2008 Corporate Headquarters 26255 American Drive Southfield, MI

Shareholder Relations and Form 10-K

A copy of our 2007 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Investor Relations Department at our corporate headquarters, or contact:

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

LaSalle Bank National Association 1-800-442-8134

Share Price and Dividend Information

Our common stock is traded on the New York Stock Exchange under the symbol “MIG.” The following table sets forth the high and low closing sale prices of our common shares as reported by the NYSE and our quarterly dividends declared for each period shown:

December 31, 2007	High	Low	Dividends

First Quarter	$11.68	$9.10	—
Second Quarter	12.45	9.94	—
Third Quarter	11.57	8.02	—
Fourth Quarter	10.00	8.40	—

MEADOWBROOK INSURANCE GROUP, INC.

December 31, 2006	High	Low	Dividends

First Quarter	$7.00	$5.63	—
Second Quarter	8.91	6.68	—
Third Quarter	11.83	8.32	—
Fourth Quarter	12.48	8.78	—

For additional information regarding dividend restrictions, refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis.

When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations strategic plans, industry conditions, and our overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our subsidiaries. We did not receive any dividends from our Insurance Company Subsidiaries in 2007 or 2006.

Shareholders of Record

As of March 3, 2008, there were approximately 249 shareholders of record of our common stock. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

On July 19, 2007, we sold 6,437,500 shares of common stock in a secondary public offering at a price of $9.65 per share pursuant to a Registration Statement on Form S-3 (Registration No. 333-143244), which was declared effective by the Securities and Exchange Commission on July 6, 2007. The net proceeds we received from the offering were approximately $58.6 million, reflecting gross proceeds of $62.1 million, net of underwriting fees of approximately $3.0 million and other offering costs of approximately $500,000. During the period from the offering through December 31, 2007, we used a portion of the proceeds to reduce our outstanding line of credit balance from $22.0 million to zero and for other general corporate purposes.

Purchase of Equity Securities by the Issuer

During the year ended December 31, 2007, we did not purchase any of our securities.

MEADOWBROOK INSURANCE GROUP, INC.

Performance Graph

The following graph sets forth, for the five year period ended December 31, 2007, the cumulative total stockholder return for the Company’s common stock, the Russell 2000 Index, and a Peer Group index. The graph assumes the investment of $100 on December 31, 2002 in Common Stock of the Company, the Russell 2000 Index, and a Peer Group index. The stock price performance represented on the following graph is not necessarily indicative of future stock price performance.

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

Comparison of Five Year Cumulative Total Return

	Period Ending

Index	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007

Meadowbrook Insurance Group, Inc.	100.00	170.56	201.21	235.48	398.79	379.44

Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26

SNL Insurance $500M-$1B Index	100.00	138.64	168.56	152.61	167.02	159.80

MEADOWBROOK INSURANCE GROUP, INC.

Item 6.	Selected Financial Data

MEADOWBROOK INSURANCE GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share and ratio data)

Income Statement Data:
Gross written premiums	$346,451	$330,872	$332,209	$313,493	$253,280
Net written premiums	280,211	262,668	258,134	233,961	189,827
Net earned premiums	268,197	254,920	249,959	214,493	151,205
Net commissions and fees	45,988	41,172	35,916	40,535	45,291
Net investment income	26,400	22,075	17,975	14,911	13,484
Net realized gains	150	69	167	339	823
Total revenue	340,735	318,236	304,017	270,278	210,803
Net losses and LAE	150,969	146,293	151,542	135,938	98,472
Policy acquisition and other underwriting expenses	53,717	50,479	44,439	33,424	23,606
Other administrative expenses	32,269	28,824	26,810	25,588	22,879
Salaries and employee benefits	56,433	54,569	51,331	52,297	48,238
Amortization expense	1,930	590	373	376	353
Interest expense	6,030	5,976	3,856	2,281	977
Income before income taxes and equity earnings of affiliates	39,387	31,505	25,666	20,374	16,278
Equity earnings of affiliates	331	128	1	39	3
Net income	27,992	22,034	17,910	14,061	10,099
Earnings per share — Diluted	$0.85	$0.75	$0.60	$0.48	$0.35
Balance Sheet Data:
Total investments and cash and cash equivalents	$651,601	$527,600	$460,233	$402,156	$324,235
Total assets	1,113,966	969,000	901,344	801,696	692,266
Loss and LAE reserves	540,002	501,077	458,677	378,157	339,465
Debt	—	7,000	7,000	12,144	17,506
Debentures	55,930	55,930	55,930	35,310	10,310
Shareholders’ equity	301,894	201,693	177,365	167,510	155,113
Book value per share	$8.16	$6.93	$6.19	$5.76	$5.34
Other Data:
GAAP ratios (insurance companies only):
Net loss and LAE ratio(1)	61.2%	62.3%	65.2%	67.9%	70.1%
Expense ratio(1)	34.2%	34.5%	33.5%	33.5%	34.3%
Combined ratio	95.4%	96.8%	98.7%	101.4%	104.4%

(1)	Both the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio are calculated based upon unconsolidated insurance company operations. The following table sets forth the intercompany fees, which are eliminated upon onsolidation.

MEADOWBROOK INSURANCE GROUP, INC.

Unconsolidated GAAP data — Ratio Calculation Table:

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

Net earned premiums	$268,197	$254,920	$249,959	$214,493	$151,205
Consolidated net losses and LAE	$150,969	$146,293	$151,542	$135,938	$98,472
Intercompany claim fees	13,058	12,553	11,523	9,691	7,514

Unconsolidated net losses and LAE	$164,027	$158,846	$163,065	$145,629	$105,986

GAAP net loss and LAE ratio	61.2%	62.3%	65.2%	67.9%	70.1%
Consolidated policy acquisition and other underwriting expenses	$53,717	$50,479	$44,439	$33,424	$23,606
Intercompany administrative and other underwriting fees	37,890	37,442	39,231	38,359	28,296

Unconsolidated policy acquisition and other underwriting expenses	$91,607	$87,921	$83,670	$71,783	$51,902

GAAP expense ratio	34.2%	34.5%	33.5%	33.5%	34.3%
GAAP combined ratio	95.4%	96.8%	98.7%	101.4%	104.4%

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

Description of Business

We are a publicly traded specialty risk management organization offering a full range of insurance products and services, focused on niche and specialty program business, which we believe is under served by the standard insurance market. Program business refers to an aggregation of individually underwritten risks that have some unique characteristic and are distributed through a select group of focused general agencies, retail agencies and program administrators. We perform the majority of underwriting and claims services associated with these programs. We also provide property and casualty insurance coverage and services through programs and specialty risk management solutions for agents, professional and trade associations, public entities and small to medium-sized insureds. In addition, we also operate as an insurance agency representing unaffiliated insurance companies in placing insurance coverages for policyholders. We define our business segments as specialty risk management operations and agency operations.

In July 2007, we completed an offering of 6,437,500 additional shares of newly issued common stock at $9.65 per share. The gross proceeds of the offering were $62.1 million. The net proceeds were $58.6 million. The net proceeds from the offering are being utilized to support organic growth within our underwriting operations, to fund select acquisitions and other general corporate purposes. Upon receipt of the net proceeds, we also reduced our outstanding line of credit balance from $22.0 million to zero.

In June 2002, we sold 21,275,000 shares of newly issued common stock at $3.10 per share in a public offering. After deducting underwriting discounts, commissions, and expenses, we received net proceeds from the offering of $60.5 million. We utilized $57.5 million of the $60.5 million raised in the public offering to pay down our line of credit by $20.0 million and contributed $37.5 million to the surplus of our Insurance Company Subsidiaries. The remaining proceeds were used for general corporate purposes.

Since 2003, we have issued $30.9 million and $25.0 million in junior subordinated debentures and senior debentures, respectively. We received a total of $53.3 million in net proceeds from the issuances of these debentures, of which $26.2 million was contributed to the surplus of our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. These debentures are callable after five years

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

from the date of issuance. Since the junior subordinated debentures issued in 2003 are callable in 2008, we will be reviewing the capital strategy associated with refinancing at lower costs through debentures or equity.

Specialty Risk Management Operations

Our specialty risk management operations segment, which includes insurance company specialty programs and fee-for-service specialty programs, focuses on specialty or niche insurance business. Specialty risk management operations provide services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of our agent-partners. We recognize revenue related to the services and coverages the specialty risk management operations provides within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains (losses).

With a fee-for-service program, or managed program, we earn fee-for-service revenue by providing management and other services to a client’s risk-bearing entity, but generally do not share in the operating results of the program. The fees we receive from these programs are generally either a fixed amount or based on a percentage of premium serviced or claim count.

We provide three broad types of insurance company programs, including fully insured, captives and client risk-sharing programs. With a client risk-sharing program, our Insurance Company Subsidiaries underwrite individual primary insurance policies for members of a group or association, or a specific industry and then share the operating results with the client or client group through a reinsurance agreement with a captive or rent-a-captive. In some instances, a captive owned by a client or client group reinsures a portion of the risk on a quota-share basis. A captive is an insurance company or reinsurance company, which is formed for the purpose of insuring or reinsuring risks related to the businesses of its shareholders or members. A rent-a-captive allows organizations to obtain the benefits of a captive insurance company, without the initial costs and capital investment required to form their own captive. This is often an interim step utilized by groups and associations prior to forming their own captive. As part of its participation in a rent-a-captive, the client group purchases redeemable preferred stock of our unconsolidated subsidiary. These shares entitle the client group to participate in profits and losses of the program through a dividend or additional capital contribution. Dividends or additional capital contributions are determined and accrued on the basis of underwriting profits or losses plus investment income on trust accounts less costs. The captive and rent-a-captive structures are licensed reinsurance companies, which have a self-sustaining integrated set of activities and assets, and are in the reinsurance business for the purpose of providing a return to their investors, who are the shareholders (“primary beneficiaries”) of the captive company. The primary beneficiaries have their own equity at risk, decision making authority, and the ability to absorb losses. Therefore, the transactions associated with the captive and rent-a-captive structures are accounted for under the provisions of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

With fully insured programs, we provide our insurance products without a risk-bearing mechanism and derive revenue from net earned premiums and investment income. Fully insured programs are generally developed in response to specific market opportunities and may evolve into a risk-sharing arrangement.

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

In recent years, we have derived our revenue from the following sources (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Revenues
Net earned premiums	$268,197	$254,920	$249,959
Management fees	23,963	18,714	16,741
Claims fees	9,025	8,776	7,113
Loss control fees	2,151	2,216	2,260
Reinsurance placement	929	735	660
Investment income	25,487	21,115	17,692
Net realized gains	150	69	85

Specialty risk management	329,902	306,545	294,510
Agency operations	11,316	12,285	11,304
Holding Company interest income earned	913	960	365
Intersegment revenue	(1,396)	(1,554)	(2,162)

Consolidated revenue	$340,735	$318,236	$304,017

Critical Accounting Policies

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

We establish a liability for losses and LAE, which represent case based estimates of reported unpaid losses and LAE and actuarial estimates of incurred but not reported losses (“IBNR”) and LAE. Such liabilities, by necessity, are based upon estimates and, while we believe the amount of our reserves is adequate, the

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

ultimate liability may be greater or less than the estimate. As of December 31, 2007 and 2006, we have accrued $540.0 million and $501.1 million of gross loss and LAE reserves, respectively.

Components of Losses and Loss Adjustment Expense

The following table sets forth our gross and net reserves for losses and LAE based upon an underlying source of data, at December 31, 2007 (in thousands):

	Case	IBNR	Total

Direct	$168,979	$252,186	$421,165
Assumed-Directly Managed(1)	25,313	61,123	86,436
Assumed-Residual Markets(2)	9,697	15,730	25,427
Assumed-Retroceded	1,372	356	1,728
Assumed-Other	3,272	1,974	5,246

Gross	208,633	331,369	540,002
Less Ceded	79,412	119,049	198,461

Net	$129,221	$212,320	$341,541

(1)	Directly managed represents business managed and processed by our underwriting, claims, and loss control departments, utilizing our internal systems and related controls.

(2)	Residual markets represent mandatory pooled workers’ compensation business allocated to individual insurance company writers based on the insurer’s market share in a given state.

The reserves referenced in the above table related to our direct and assumed business, which we directly manage and are established through transactions processed through our internal systems and related controls. Accordingly, the case reserves are established on a current basis, therefore there is no delay or lag in reporting of losses from a ceding company, and IBNR is determined utilizing various actuarial methods based upon historical data. Ultimate reserve estimates related to assumed business from residual markets are provided by individual states on a two quarter lag between the date of the evaluation and the receipt of the estimate from the National Council on Compensation Insurance (“NCCI”), and include an estimated reserve based upon actuarial methods for this lag. Assumed business, which is subsequently 100% retroceded to participating reinsurers, relates to business previously discontinued and now is in run-off. Relative to assumed business from other sources, we receive case and paid loss data within a forty-five day reporting period and develop our estimates for IBNR based on both current and historical data.

The completeness and accuracy of data received from cedants on assumed business that we do not manage directly is verified through monthly reconciliations to detailed statements, inception to date rollforwards of claim data, actuarial estimates of historical trends, field audits, and a series of management oversight reports on a program basis.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

The following table sets forth our net case and IBNR reserves for losses and LAE by line of business at December 31, 2007 (in thousands):

	Net Case	Net IBNR	Total

Workers’ Compensation	$58,665	$82,694	$141,359
Residual Markets	9,697	15,731	25,428
Commercial Multiple Peril/General Liability	25,972	61,840	87,812
Commercial Automobile	30,081	39,345	69,426
Other	4,806	12,710	17,516

Total	$129,221	$212,320	$341,541

Claim Reserving Process and Methodology

When a claim is reported to one of our Insurance Company Subsidiaries, for the majority of claims, our claims personnel within our risk management subsidiary will establish a case reserve for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices, which focus on the ultimate probable cost of each reported claim, as well as the experience and knowledge of the claims person. Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments, new information or periodic reviews of the claims.

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

In developing claim and claim adjustment expense (loss(es)) reserve estimates, we perform a complete and detailed reserve analyses each quarter. To perform this analysis the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it may be a particular geographical area within a line of business such as Nevada workers’ compensation. The reserves within a reserve category level are characterized as either short tail or long tail. About ninety-eight percent of our reserves can be characterized as coming from long tail lines of business. For long tail business, several years may lapse between the time the business is written and the time when all claims are settled. Our long-tail exposures include workers’ compensation, commercial automobile liability, general liability, professional liability, products liability, excess, and umbrella. Short-tail exposures include property, commercial automobile physical damage, and inland marine. The analyses generally review losses both gross and net of reinsurance.

The standard actuarial methods that we use to project ultimate losses for both long-tail and short-tail exposures include, but are not limited to, the following:

Paid Development Method,
Incurred Development Method,
Paid Bornhuetter-Ferguson Method,
Reported Bornhuetter-Ferguson Method,
Initial Expected Loss Method,

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Paid Roll-forward Method, and
Incurred Roll-forward Method

All of these methods are consistently applied to every reserve category where they are applicable and they create indications for each accident year. We use judgment selecting the best estimate from within these estimates or adjusted estimates. As such, no one method or group of methods is strictly used for any line of business or reserve category within a line of business. The individual selections by year are our best judgments based on the strengths and weaknesses of the method, indications, the inherent variability in the data and the specific modifications to selections for data characteristics.

A brief description of the methods and some discussion of their inherent strengths, weaknesses and uses are as follows:

Paid Development Method.  This method uses historical, cumulative paid losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years, adjusted as deemed appropriate for the expected effects of known changes in the claim payment environment, and to the extent necessary supplemented by analyses of the development of broader industry data.

Selection of the paid loss pattern requires analysis of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself requires evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.

Incurred Development Method.  This method uses historical, cumulative reported loss dollars by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years, adjusted as deemed appropriate for the expected effects of known changes in the claim payment and case reserving environment, and to the extent necessary supplemented by analyses of the development of broader industry data.

Since the method uses more data (case reserves in addition to paid losses) than the paid development method, the incurred development patterns may be less variable than paid patterns. However, selection of the incurred loss pattern requires analysis of all of the factors listed in the description of the paid development method. In addition, the inclusion of case reserves can lead to distortions if changes in case reserving practices have taken place and the use of case incurred losses may not eliminate the issues associated with estimating the incurred loss pattern subsequent to the most mature point available.

Paid Bornhuetter-Ferguson Method.  This is a method that assigns partial weight to initial expected losses for each accident year and partial weight to observed paid losses. The weights assigned to the initial expected losses decrease as the accident year matures.

The method assumes that only future losses will develop at the expected loss ratio level. The percent of paid loss to ultimate loss implied from the paid development method is used to determine what percentage of ultimate loss is yet to be paid. The use of the pattern from the paid development method requires consideration of all factors listed in the description of the paid development method. The estimate of losses yet to be paid is added to current paid losses to estimate the ultimate loss for each year. This method will react very slowly if actual ultimate loss ratios are different from expectations due to changes not accounted for by the expected loss ratio calculation.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Reported Bornhuetter-Ferguson Method.  This is a method that assigns partial weight to the initial expected losses and partial weight to observed reported loss dollars (paid losses plus case reserves). The weights assigned to the initial expected losses decrease as the accident year matures.

The use of case incurred losses instead of paid losses can result in development patterns that are less variable than paid patterns. However, the inclusion of case reserves can lead to distortions if changes in case reserving have taken place, and the method requires analysis of all the factors that need to be reviewed for the expected loss ratio and incurred development methods.

Initial Expected Loss Method.  This method is used directly, and as an input to the Bornhuetter-Ferguson methods. Initial expected losses for an accident year are based on adjusting prior accident year projections to the current accident year levels using underlying loss trends, rate changes, benefit changes, reinsurance structure and cost changes and other pertinent adjustments specific to the line of business.

This method may be useful if loss development patterns are inconsistent, losses emerge very slowly, or there is relatively little loss history from which to estimate future losses. The selection of the expected loss ratio requires analysis of loss ratios from earlier accident years or pricing studies and analysis of inflationary trends, frequency trends, rate changes, underwriting changes, and other applicable factors.

Paid Roll-forward Method.  This method adjusts prior estimates of ultimate losses based on the actual paid loss emergence in the quarter compared to the expected emergence. It is useful in determining reserves that avoid overreacting to ordinary fluctuations in the development patterns.

Incurred Roll-forward Method.  This method adjusts prior estimates of ultimate losses based on the actual case incurred loss emergence in the quarter compared to the expected emergence. It may also be useful in determining reserves that avoid overreacting to ordinary fluctuations in the development patterns and generally reacts faster than the paid roll-forward method.

Claims for short-tail lines of business settle more quickly than long-tail lines of business, and in general, loss development factors for short-tail lines are smaller than long-tail lines. For long-tail lines, we tend to rely on initial expected loss methods throughout the current accident year then move to development factor based methods for older accident years. Development methods on short-tail lines are generally reliable in the third and fourth quarter of the initial accident year and recorded loss ratios reflect a blend of the development and forecast methods. Short-tail lines represent two percent of our total reserves at December 31, 2007.

The reserve categories where the above methods are not applicable are few. The largest of these is our workers’ compensation residual market reserve category, where we utilize detailed reserve analyses performed by the industry statistical agency NCCI in making our estimates. We adjust these estimates for timing differences in the reporting of the data. The other reserve categories that deviate from the above methods are smaller; as a group constituting less than three percent of the total reserves.

Each of the methods listed above requires the selection and application of parameters and assumptions. For all but the initial expected loss method, the key assumptions are the patterns with which our aggregate claims data will be paid or will emerge over time (“development patterns”). These patterns incorporate inherent assumptions of claims cost inflation rates and trends in the frequency of claims, both overall and by severity of claim. These are affected by underlying loss trends, rate changes, benefit changes, reinsurance structure and cost changes and other pertinent adjustments which are explicit key assumptions underlying the initial expected loss method. Each of these key assumptions is discussed in the following paragraphs.

To analyze the development patterns, we compile, to the extent available, long-term and short-term historical data for our insurance subsidiaries, organized in a manner which provides an indication of the historical development patterns. To the extent that the historical data may provide insufficient information about future patterns — whether due to environmental changes such as legislation or due to the small volume or short history of data for some segments of our business — benchmarks based on industry data, and forecasts

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

made by industry rating bureaus regarding the effect of legislative benefit changes on such patterns, may be used to supplement, adjust, or replace patterns based on our insurance companies’ historical data.

Actuarial judgment is required in selecting the patterns to apply to each segment of data being analyzed, and our views regarding current and future claim patterns are among the factors that enter into our establishment of the losses and LAE reserves at each balance sheet date. When short-term averages or external rate bureau analyses indicate the claims patterns are changing from historical company or industry patterns, the new or forecasted information typically is factored into the methodologies. When new claims emergence or payment patterns have appeared in the actual data repeatedly over multiple evaluations, those new patterns are given greater weight in the selection process.

Because some claims are paid over many years, the selection of claim emergence and payment patterns involves judgmentally estimating the manner in which recently occurring claims will develop for many years and at times, decades in the future. When it is likely the actual development will occur in the distant future, the potential for actual development to differ substantially from historical patterns or current projections is increased.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. In particular, the development factor based methods all have as a key assumption that the development of losses in the future will follow a pattern similar to those measured by past experience and as adjusted either explicitly or by actuarial judgment. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple and varied factors. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2007 and 2006.

Variability of Claim Reserve Estimates

By its nature, the estimate of ultimate loss and LAE is subject to variability due to differences between our assumptions and actual events in the future. Although many factors influence the actual cost of claims and our corresponding reserve estimates, we do not measure and estimate values for all of these variables individually. This is due to the fact that many of the factors known to impact the cost of claims cannot be measured directly, such as the impact on claim costs due to economic inflation, coverage interpretations and jury determinations. In most instances, we rely on our historical experience or industry information to estimate the values for the variables that are explicitly used in our reserve analyses. We assume that the historical effect of these unmeasured factors, which is embedded in our experience or industry experience, is representative of the future effects of these factors. Where we have reason to expect a change in the effect of one of these factors, we perform analyses to perform the necessary adjustments.

One implicit assumption underlying development patterns is that the claims inflation trends will continue into the future similar to their past patterns. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2007 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. General inflation trends have been fairly stable over the past several years but there have been fluctuations of one to two percent over the past ten years and therefore we used a one percent annual inflation variance factor. The effect differed by line of business but overall was a three percent change in reserve adequacy or approximately $6.8 million effect on after tax net income. A variance of this type would

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

An explicit assumption used in the analysis is the set of initial expected loss ratios (“IELRs”) used in the current accident year reserve projections and in some of the prior accident year ultimate loss indications. To estimate the sensitivity of the estimated ultimate loss to a change in IELRs, the actuarial department recasted the loss reserve indications using a set of IELRs all one percent higher than the final IELRs. The effect differed by line of business but overall was less than a one percent change in reserve adequacy or a $2.2 million effect on after tax net income. Often the loss ratios by line of business will vary from the IELR in different directions causing them to partially offset each other. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

The other factors having influence upon the loss and LAE reserve levels are too numerous and interdependent to efficiently model and test for sensitivity. Likewise, the development factors by reserve category and age are too numerous to model and test for sensitivity. Instead, ranges are estimated by reserve category considering past history, fluctuations in the development patterns, emerging issues, trends and other factors. The ranges are compiled and the total range is estimated considering the sensitivity to all of the underlying factors together. The resulting range is our best estimate of the expected ongoing variability in the loss reserves.

Historic development as shown within the “Analysis of Loss and Loss Adjustment Expense Development” table has been three percent or less in the last two years but was ten to thirty-three percent in the years prior to the underwriting and reserving shift in 2002. At that time, we concentrated our efforts on eliminating underwriting relationships where we had substantial liabilities above an aggregate exposure retained by risk sharing associations and captives. For a large share of our business, we also accelerated the pace at which we brought the claim administration to our employees and away from outside third party administrators. This enabled us to rapidly recognize trends and underlying loss patterns, while being able to quickly set more accurate reserves.

Our range of estimates table shows that presently we evaluate it as going from favorable development of 7.8% to unfavorable of 6.1%. The range was evaluated based on the ultimate loss estimates from the actuarial methods described above.

Pre-tax Impact on Earnings from a Variance in Future Loss Payments and Case Reserves as of December 31, 2007
(in thousands)
Line of Business	Minimum Reserve Range		Maximum Reserve Range

Workers’ Compensation (including Residual Markets)	$(10,959)	(6.6)%	$5,672	3.4%
Commercial Multiple Peril/General Liability	(8,894)	(10.1)%	9,694	11.0%
Commercial Automobile	(4,892)	(7.0)%	3,116	4.5%
Other	(2,057)	(11.7)%	2,368	13.5%

Total	$(26,802)	(7.8)%	$20,850	6.1%

The sensitivity around our workers’ compensation reserves primarily reflects the size and the maturity of the underlying book of business. Our workers’ compensation reserves represent 49% percent of our total reserves at December 31, 2007. Workers’ compensation was our first line of business and is still our largest.

The sensitivity around our commercial multiple peril/general liability reserves primarily reflects the longer duration of reserves relating to our liability excess program which started in 2003 and currently represents 49% of the $87.8 million reserves in this line of business, as of December 31, 2007.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

The sensitivity around our commercial automobile reserves primarily reflects the speed of reporting of the underlying losses, as well as the maturity of the case law surrounding automobile liability.

The sensitivity around the other lines of business primarily reflects the size of the underlying book of business. Our other reserves represent 5% of total reserves at December 31, 2007. The majority of these reserves represent professional liability programs which tend to be claims-made and reinsured at lower limits, therefore reducing the volatility that is inherent in a smaller book of business.

All of our reserves are sensitive to changes in the underlying claim payment and case reserving practices, as well as the other sources of variations mentioned above.

Reinsurance Recoverables

Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR losses and LAE. Such recoverables, by necessity, are based upon estimates. Reinsurance does not legally discharge us from our legal liability to our insureds, but it does make the assuming reinsurer liable to us to the extent of the reinsurance ceded. Instead of being netted against the appropriate liabilities, ceded unearned premiums and reinsurance recoverables on paid and unpaid losses and LAE are reported separately as assets in our consolidated balance sheets. Reinsurance recoverable balances are also subject to credit risk associated with the particular reinsurer. In our selection of reinsurers, we continually evaluate their financial stability. While we believe our reinsurance recoverables are collectible, the ultimate recoverable may be greater or less than the amount accrued. At December 31, 2007 and 2006, reinsurance recoverables on paid and unpaid losses were $199.5 million and $202.7 million, respectively.

In our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, or on the portion of risk either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs. We collateralize balances due from our risk-sharing partners through funds withheld trusts or stand-by letters of credit issued by highly rated banks. We have historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which may be in dispute. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. At December 31, 2007, we believe this allowance is adequate. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk-sharing partners. No assurance can be given, however, regarding the future ability of any of our risk-sharing partners to meet their obligations.

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

Our investment portfolio is primarily invested in debt securities classified as available for sale, with a concentration in fixed income securities of a high quality. Our investment philosophy is to maximize after-tax earnings and maintain significant investments in tax-exempt bonds. Our policy for the valuation of temporarily

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

impaired securities is to determine impairment based on analysis of, but not limited to, the following factors: (1) rating downgrade or other credit event (e.g., failure to pay interest when due); (2) financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; (3) prospects for the issuer’s industry segment; and (4) intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. We evaluate our investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other than temporarily impaired are written down to their estimated net fair value and the related losses recognized in income. There were no impaired investments written down in 2007, 2006, and 2005. There can be no assurance, however, that significant changes in the above factors in relation to our investment portfolio, will not result in future impairment charges.

Our investment portfolio includes investments in mortgage-backed and agency-backed securities, however we do not have any direct exposure to any sub-prime risks. Our asset-backed securities sector comprises only 4.2%, or $26.6 million of our investment portfolio. Within this sector, $2.8 million relates to home equity loans, of which $1.2 million is insured. The remaining $23.8 million primarily relates to credit cards, auto loans, and utility and equipment loans. These asset-backed securities are adequately collateralized, AAA- rated investment quality that we currently expect will continue to perform. Our mortgage-backed securities have no exposure to any sub-prime risks.

At December 31, 2007 and 2006, we had 160 and 293 securities that were in an unrealized loss position, respectively. These investments all had unrealized losses of less than ten percent. At December 31, 2007, 128 of those investments, with an aggregate $122.2 million and $1.3 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. At December 31, 2006, 128 of those investments, with an aggregate $127.3 million and $3.1 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. As of December 31, 2007 and 2006, gross unrealized losses on available for sale securities were $1.9 million and $5.1 million, respectively.

Revenue Recognition

We recognize premiums written as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of an in force policy. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received and actuarial estimates.

For the year ending December 31, 2007, total assumed written premiums were $39.2 million, of which $31.0 million, relates to assumed business we manage directly, and therefore, no estimation is involved. The remaining $8.2 million of assumed written premiums includes $6.9 million related to residual markets.

Assumed premium estimates are specifically related to the mandatory assumed pool business from the NCCI, or residual market business. The pools cede workers’ compensation business to participating companies based upon the individual company’s market share by state. The activity is reported from the NCCI to participating companies on a two quarter lag. To accommodate this lag, we estimate premium and loss activity based on historical and market based results. Historically, we have not experienced any material difficulties or disputes in collecting balances from NCCI; and therefore, no provision for doubtful accounts is recorded related to the assumed premium estimate.

In addition, certain premiums are subject to retrospective premium adjustments. Premium is recognized over the term of the insurance contract.

Fee income, which includes risk management consulting, loss control, and claims administration services, is recognized in the period the services are provided. Claims processing fees are recognized as revenue over

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

We review, on an ongoing basis, the collectibility of our receivables and establish an allowance for estimated uncollectible accounts. As of December 31, 2007 and 2006, the allowance for uncollectibles on receivables was $2.7 million and $2.9 million, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of subsidiaries acquired. As required by SFAS No. 142 “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and, at least annually, we test all existing goodwill for impairment using a fair value approach, on a reporting unit basis. Our annual assessment date for goodwill impairment testing is October 1st. We test for impairment more frequently if events or changes in circumstances indicate that there may be an impairment to goodwill. We carry goodwill on two reporting units within the agency operations segment in the amount of $6.5 million and three reporting units within the specialty risk management operations segment in the amount of $37.0 million. Based on our most recent evaluation of goodwill impairment, we determined that no impairment to goodwill exists.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Results of Operations

Executive Overview

Our overall results in 2007 continued to reflect growth of net income in comparison to prior year. These improvements reflect our commitment to selective growth, as well as our adherence to strict corporate underwriting guidelines and price adequacy. We continue to maintain strong underwriting discipline and growth within our profitable programs. Our generally accepted accounting principles (“GAAP”) combined ratio improved 1.4 percentage points to 95.4% in 2007 from 96.8% in 2006. We also continue to experience solid growth in our fee-based operations. Net operating income, excluding amortization, increased 32.1% to $29.8 million, or $0.90 per diluted share, compared to $22.6 million, or $0.76 per diluted share in 2006.

Gross written premium increased $15.6 million, or 4.7%, to $346.5 million in 2007, compared to $330.9 million in 2006. Our existing underwritten business, which excludes residual market premium, was up $18.8 million, or 5.9% in comparison to 2006. This growth included business from new programs implemented in 2006. The growth in existing business was slightly offset by a reduction in residual market premiums that are assigned to us as a result of a decrease in the estimate of the overall size of the residual market.

We continue to follow pricing guidelines mandated by our corporate underwriting guidelines. Overall, our year-to-date rate change was down 1.7%, compared to industry average price decreases of approximately 15%. We anticipate that rates will continue to remain slightly down into 2008. We continue to be selective on new program implementation by focusing only on those programs that meet our underwriting guidelines and have a proven history of profitability. Our statutory surplus increased by $23.3 million in 2007 to $188.4 million, from $165.1 million in 2006. Currently, our earned surplus is $33.7 million, which represents our ability to dividend from the Insurance Company Subsidiaries to our holding company for capital strategies, such as acquisitions, dividends, debt repayments, and share repurchases.

In April 2007, we received an upgrade of our financial strength rating by A.M. Best Company to “A−” (Excellent), from “B++” (Very Good) for our Insurance Company Subsidiaries. This rating upgrade validates our commitment to create value through excellent underwriting and consistent operating performance. We are continuing to implement new insurance programs as a result of this upgrade from A.M. Best and other business development strategies. We have a comprehensive due diligence process that incorporates an entity wide risk analysis, as well as an operational review. While this process can be lengthy, we believe the initial work leads to long term relationships with solid longer term favorable underwriting performance. We believe we are in a good position to achieve our top-line and bottom-line growth objectives in 2008. In addition, subsequent to the A.M. Best upgrade, we have renewed policies formerly written on a fronted basis by a non-affiliated insurance company and assumed by our Insurance Company Subsidiaries in exchange for a 5.5% fronting fee. As this renewal process continues and we earn the premium previously fronted, we expect to see this reduction in cost reflected within our expense ratio.

In April 2007, we purchased certain business assets of U.S. Specialty Underwriters, Inc. (“USSU”) for a purchase price of $23.0 million. This purchase price was comprised of $13.0 million in cash and $10.0 million in our common stock. USSU is based in Cleveland, Ohio, and is a specialty program manager that produces fee based income by underwriting excess workers’ compensation coverage for a select group of insurance companies. The total shares issued for the $10.0 million portion of the purchase price was 907,935 shares. Under the terms of the Agreement, we acquired the excess workers’ compensation business and other related assets. In addition, we entered into a Management Agreement with the shareholders of USSU. Under the terms and conditions of the Management Agreement, the shareholders were responsible for certain aspects of the administration and management of the acquired business. The shareholders’ consideration for the performance of their duties was in the form of a Management Fee payable by us based on a share of net income before interest, taxes, depreciation, and amortization. In addition, we retained the option to terminate the Management Agreement, at our discretion, based on a multiple of the Management Fee calculated for the trailing twelve

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

months. On January 31, 2008, we exercised our option to purchase the remainder of the economics related to the acquisition of the USSU business, by eliminating the Management Agreement for a payment of $21.5 million, which now completes the transaction.

In July 2007, we completed an offering of 6,437,500 additional shares of newly issued common stock at $9.65 per share. The gross proceeds of the offering were $62.1 million. The net proceeds were $58.6 million. The net proceeds from the offering are being utilized to support organic growth within our underwriting operations, to fund select acquisitions and for other general corporate purposes. Upon receipt of the net proceeds, we reduced our outstanding line of credit balance from $22.0 million to zero.

On February 8, 2008, our Board of Directors declared a quarterly dividend of $0.02 per common share. This is the first quarterly dividend since the third quarter of 2001. Our Board of Directors determined that reinstating the dividend best serves shareholder interests by creating long-term value and is part of our capital management strategy.

On February 20, 2008, we executed a definitive merger agreement with ProCentury Corporation (“ProCentury”) for a merger transaction valued at approximately $272.6 million in cash and stock to be paid to ProCentury shareholders. The combined entity will adopt and operate under the Meadowbrook name and will continue to trade on the NYSE under the ticker symbol “MIG”. Our Chief Executive Officer, Robert S. Cubbin, will continue in his current role in the post-merger combined entity and two ProCentury board members are expected to join Meadowbrook’s Board of Directors.

The merger is expected to expand and complement our specialty lines capabilities with ProCentury’s insurance professionals and product expertise in the excess and surplus lines market. We believe there are significant profitable revenue growth opportunities, as well as cost savings opportunities.

We expect to finance the cash portion of the purchase price through a combination of cash and debt. Completion of the transaction is subject to various closing conditions, including the receipt of required regulatory and shareholder approval. We expect to complete the merger in the third quarter of 2008.

2007 compared to 2006:

Net income improved $6.0 million, or 27.0%, to $28.0 million, or $0.85 per diluted share, in 2007, from net income of $22.0 million, or $0.75 per diluted share, in 2006. This improvement primarily reflects growth in underwriting profits and an increase in net investment income. Net investment income increased primarily from an overall increase in average invested assets. Improvements in our overall underwriting results reflect continued favorable development on prior year losses and a slight reduction in the expense ratio. These improvements were partially offset by amortization of intangibles and interest expense associated with our acquisition of the USSU business.

Revenues increased $22.5 million, or 7.1%, to $340.7 million for the year ended December 31, 2007, from $318.2 million for the comparable period in 2006. This increase reflects a $13.3 million, or 5.2%, increase in net earned premiums. The increase in net earned premiums was the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, partially offset by a reduction in residual market premiums that are assigned to us as a result of a decrease in the estimate of the overall size of the residual market. The increase in revenue was also due to an overall increase in fee-for-service revenue, primarily as a result of our acquisition of the USSU business. Total fees received in 2007 as a result of this acquisition were $5.5 million. In addition, the increase in revenue reflects a $4.3 million increase in investment income, primarily the result of overall positive cash flow, a slight increase in yield and to a lesser extent the cash received from our equity offering in July 2007.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

2006 compared to 2005:

Net income improved $4.1 million, or 23.0%, to $22.0 million, or $0.75 per diluted share, in 2006, from net income of $17.9 million, or $0.60 per diluted share, in 2005. This improvement was primarily the result of our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. In addition, during 2005 we increased our retention levels on certain reinsurance treaties, which favorably impacted net earned premiums and net income for 2006, compared to 2005. Growth in our fee-for-service programs also contributed to the overall improvement in net income in comparison to 2005.

Revenues increased $14.2 million, or 4.7%, to $318.2 million for the year ended December 31, 2006, from $304.0 million for the comparable period in 2005. This increase reflects a $4.9 million, or 2.0%, increase in net earned premiums. The increase in net earned premiums was the result of our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, as well as the favorable impact from an increase in our retention levels on certain reinsurance treaties effective in 2005. Offsetting the overall increase in net earned premiums for the year ended December 31, 2006, was a reduction in audit related premiums in comparison to 2005. The increase in revenue was also the result of an overall increase in fee-for-service revenue, primarily as a result of new managed programs. In addition, the increase in revenue reflects a $4.1 million increase in investment income, primarily due to an increase in average invested assets as a result of improved cashflow from favorable underwriting results, an increase in the duration of our reserves, and proceeds from the junior subordinated debentures issued in the third quarter of 2005. The increase in investment income was also the result of a slight increase in yield.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Revenue:
Net earned premiums	$268,197	$254,920	$249,959
Management fees	23,963	18,714	16,741
Claims fees	9,025	8,776	7,113
Loss control fees	2,151	2,216	2,260
Reinsurance placement	929	735	660
Investment income	25,487	21,115	17,692
Net realized gains	150	69	85

Total revenue	$329,902	$306,545	$294,510

Pre-tax income Specialty risk management operations	$47,898	$38,292	$29,546

2007 compared to 2006:

Revenues from specialty risk management operations increased $23.4 million, or 7.6%, to $329.9 million for the year ended December 31, 2007, from $306.5 million for the comparable period in 2006.

Net earned premiums increased $13.3 million, or 5.2%, to $268.2 million for the year ended December 31, 2007, from $254.9 million in the comparable period in 2006. As previously indicated, this increase was the result of selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy, partially offset by the reduction in residual market premiums and mandatory rate decreases in the Nevada, Florida and Massachusetts workers’ compensation lines of business.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Management fees increased $5.3 million, or 28.0%, to $24.0 million, for the year ended December 31, 2007, from $18.7 million for the comparable period in 2006. This increase was related to fees received as a result of our acquisition of the USSU business. Total fees received in 2007 as a result of the USSU acquisition were $5.5 million. Slightly offsetting these fees was a slight decrease in fees in our Northeast operations. This decrease in fees primarily related to a decrease in premium volume due to reduced rates in the self-insured markets on which the fees are based, because of mandatory rate reductions and an increase in competition.

Claim fees remained relatively flat for 2007 compared to 2006.

Net investment income increased $4.4 million, or 20.7%, to $25.5 million in 2007, from $21.1 million in 2006. Average invested assets increased $79.2 million, or 16.0%, to $573.1 million in 2007, from $493.9 million in 2006. The increase in average invested assets primarily relates to the cash flows from operations, resulting from continued favorable underwriting results, increased fee revenue, and the lengthening of the duration of our reserves. The increase in the duration of our reserves reflects the impact of growth in our excess liability business, which was implemented at the end of 2003. This type of business has a longer duration than the average reserves on our other programs and is now a larger proportion of reserves. In addition, the increase in average invested assets reflects cash flows from our equity offering in July. The invested proceeds from the equity offering added approximately $600,000 to the overall net investment income for the year. The average investment yield for 2007 was 4.61%, compared to 4.47% in 2006. The current pre-tax book yield was 4.5%. The current after-tax book yield was 3.41%, compared to 3.28% in 2006. This increase is primarily the result of the increase in market interest rates, and the purchase of assets of longer duration to take advantage of higher yields. The duration of the investment portfolio is 4.3 years at December 31, 2007, compared to 3.9 years at December 31, 2006.

Specialty risk management operations generated pre-tax income of $47.9 million for the year ended December 31, 2007, compared to pre-tax income of $38.3 million for the year ended December 31, 2006. This increase in pre-tax income primarily reflects expansion of cash margins on our fee revenue, an increase in net investment income, increased underwriting profits, favorable development in prior accident year reserves, and a slightly lower expense ratio. The GAAP combined ratio was 95.4% for the year ended December 31, 2007, compared to 96.8% for the comparable period in 2006.

Net losses and loss adjustment expenses (“LAE”) increased $4.7 million, or 3.2%, to $151.0 million for the year ended December 31, 2007, from $146.3 million for the same period in 2006. Our loss and LAE ratio improved 1.1 percentage points to 61.2% for the year ended December 31, 2007, from 62.3% for the same period in 2006. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. This improvement reflects the impact of overall favorable development on prior accident year reserves of 1.5 percentage points from the December 31, 2006 reserves. The improvement was primarily within the workers’ compensation and professional liability lines of business, partially offset by an increase in the ultimate loss projections within the general liability line of business. The unfavorable development within the general liability line of business reflects a claim reserving process change for an excess liability program. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

Our expense ratio for the year ended December 31, 2007 was 34.2%, compared to 34.5% in 2006. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums.

2006 compared to 2005:

Revenues from specialty risk management operations increased $12.0 million, or 4.1%, to $306.5 million for the year ended December 31, 2006, from $294.5 million for the comparable period in 2005.

Net earned premiums increased $4.9 million, or 2.0%, to $254.9 million for the year ended December 31, 2006, from $250.0 million in the comparable period in 2005. This increase was primarily the result of selective

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

growth consistent with our corporate underwriting guidelines and our controls over price adequacy, as well as the favorable impact from an increase in our retention levels on certain reinsurance treaties. Offsetting these increases was an overall decrease in audit related premiums in comparison to 2005, reflecting improvements in the estimation of exposures during the underwriting cycle.

Management fees increased $2.0 million, or 11.8%, to $18.7 million, for the year ended December 31, 2006, from $16.7 million for the comparable period in 2005. This increase was primarily the result of a Florida-based program implemented in the second quarter of 2005. In addition, this increase was the result of growth in a specific New England-based program. Also contributing to the overall increase in management fees was the recognition of $250,000 from a profit-based revenue sharing payment related to a specific managed program.

Claim fees increased $1.7 million, or 23.4%, to $8.8 million, from $7.1 million for the comparable period in 2005. This increase was primarily the result of our 2006 entry into the self-insured workers’ compensation market in Nevada. In addition, this increase was the result of increases in revenue related to a specific Minnesota-based program, as well as a Florida-based program, which was implemented in the second quarter of 2005.

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

Specialty risk management operations generated pre-tax income of $38.3 million for the year ended December 31, 2006, compared to pre-tax income of $29.5 million for the year ended December 31, 2005. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of our controlled growth in premium volume and our continued focus on leveraging of fixed costs. The GAAP combined ratio was 96.8% for the year ended December 31, 2006, compared to 98.7% for the comparable period in 2005.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

Agency Operations

The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Net commission	$11,316	$12,285	$11,304
Pre-tax income(1)	$2,087	$2,609	$3,241

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the years ended December 31, 2007, 2006, and 2005, the allocation of corporate overhead to the agency operations segment was $2.8 million, $3.3 million, and $3.2 million, respectively. These balances include an allocation to our Insurance & Benefit Consultants agency business that was previously allocated to specialty risk management operations. For the years ended December 31, 2006 and 2005, pre-tax income for agency operations was overstated and specialty risk management was understated by $342,000 and $102,000, respectively.

2007 compared to 2006:

Revenue from agency operations, which consists primarily of agency commission revenue, decreased $969,000, or 7.9%, to $11.3 million for the year ended December 31, 2007, from $12.3 million for the comparable period in 2006. This decrease was primarily the result of a reduction in premium on client renewals due to a more competitive pricing environment primarily on larger Michigan accounts.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $2.1 million for the year ended December 31, 2007, compared to $2.6 million for the comparable period in 2006. The decrease in the pre-tax income was primarily attributable to the decrease in agency commission revenue mentioned above.

2006 compared to 2005:

Revenue from agency operations, which consists primarily of agency commission revenue, increased $1.0 million, or 8.7%, to $12.3 million for the year ended December 31, 2006, from $11.3 million for the comparable period in 2005. This increase was primarily the result of the November 2005 acquisition of a Florida-based retail agency and an increase in profit sharing commissions in comparison to 2005. Offsetting these increases was a decrease in commission revenue as a result of a reduction in premium on client renewals due to a more competitive pricing environment.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $2.6 million for the year ended December 31, 2006, compared to $3.2 million for the comparable period in 2005. This decrease in pre-tax income in comparison to 2005 was primarily the result of a slight increase in operating expenses coupled with the decrease in commission revenue, as noted above, offset by the favorable impact from the Florida-based retail agency acquisition.

Other Items

Reserves

At December 31, 2007, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $341.5 million. We established a reasonable range of reserves of approximately $314.7 million to $362.4 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum Reserve	Maximum Reserve
Line of Business	Range	Range	Selected Reserves

Workers’ Compensation(1)	$155,828	$172,459	$166,787
Commercial Multiple Peril / General Liability	78,918	97,506	87,812
Commercial Automobile	64,534	72,542	69,426
Other	15,459	19,884	17,516

Total Net Reserves	$314,739	$362,391	$341,541

(1)	Includes Residual Markets

Reserves are reviewed by our internal actuaries for adequacy on a quarterly basis. When reviewing reserves, we analyze historical data and estimate the impact of numerous factors such as (1) per claim information; (2) industry and our historical loss experience; (3) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (4) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2007, 2006, and 2005.

For the year ended December 31, 2007, we reported a decrease in net ultimate loss estimates for accident years 2006 and prior of $7.1 million, or 2.3% of $302.7 million of net loss and LAE reserves at December 31, 2006. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2007 that differed from the projected activity. There were no significant

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

changes in the key assumptions utilized in the analysis and calculations of our reserves during 2007 and 2006. The major components of this change in ultimate loss estimates are as follows (in thousands):

	Reserves at	Incurred Losses			Paid Losses			Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	December 31,
Line of Business	2006	Year	Years	Incurred	Year	Years	Paid	2007

Workers’ Compensation	$137,113	$58,965	$(11,428)	$47,537	$8,150	$35,141	$43,291	$141,359
Residual Markets	26,098	9,678	(3,053)	6,625	3,451	3,844	7,295	25,428
Commercial Multiple Peril/General Liability	63,056	28,721	12,509	41,230	683	15,791	16,474	87,812
Commercial Automobile	54,642	45,820	847	46,667	11,691	20,192	31,883	69,426
Other	21,746	14,876	(5,966)	8,910	6,328	6,812	13,140	17,516

Net Reserves	302,655	$158,060	$(7,091)	$150,969	$30,303	$81,780	$112,083	341,541

Reinsurance Recoverable	198,422							198,461

Consolidated	$501,077							$540,002

		Re-Estimated	Development
		Reserves at	as a
	Reserves at	December 31,	Percentage of
	December 31,	2007	Prior Year
Line of Business	2006	on Prior Years	Reserves

Workers’ Compensation	$137,113	$125,685	(8.3)%
Commercial Multiple Peril/General Liability	63,056	75,565	19.8%
Commercial Automobile	54,642	55,489	1.6%
Other	21,746	15,780	(27.4)%

Sub-total	276,557	272,519	(1.5)%
Residual Markets	26,098	23,045	(11.7)%

Total Net Reserves	$302,655	$295,564	(2.3)%

Workers’ Compensation Excluding Residual Markets

The projected net ultimate loss estimate for the workers’ compensation line of business, excluding residual markets, decreased $11.4 million, or 8.3% of net workers’ compensation reserves. This net overall decrease reflects decreases of $1.1 million, $3.8 million, $2.9 million, $557,000, and $1.1 million in accident years 2006, 2005, 2004, 2003, and 2000, respectively. These decreases reflect better than expected experience for many of our workers’ compensation programs, including those in Nevada, Florida, and a multi-state association program. The actual losses on reported claims were less than the prior actuarial projections and, therefore, ultimate loss estimates were reduced. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril/General Liability

The commercial multiple peril and general liability line of business had an increase in net ultimate loss estimates of $12.5 million, or 19.8% of net commercial multiple peril and general liability reserves. The net increase reflects increases of $2.8 million, $1.6 million, $5.6 million, and $811,000 in the ultimate loss estimates for accident years 2006, 2005, 2004 and 2003, respectively, which were primarily due to larger than

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

expected claim emergence in a Florida-based program. The larger than expected claim emergence within this Florida-based program was the result of accelerated claim activity on a handful of incurred losses and greater claims frequency from a claim reserving process change. This may be attributable to more aggressive investigation on possible losses and more dedicated resources on claim handling, resulting in case reserving changes, rather than worsening results. While this program had unfavorable development in prior accident year reserves, the current and inception to date profits remain positive and within our corporate guidelines for return on surplus. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The projected net ultimate loss estimate for the commercial automobile line of business increased $847,000, or 1.6% of net commercial automobile reserves. This net overall increase reflects increases of $2.3 million and $1.5 million in accident years 2005 and 2004, respectively. These increases primarily reflect higher than expected emergence of claim activity in a Southeast-based and West coast-based program. These increases were offset by a decrease of $2.5 million in accident year 2006. The decrease in this accident year reflects favorable development within a West coast-based program and a Southeast-based program. The change in ultimate loss estimates for all other accident years was insignificant.

Other

The projected net ultimate loss estimate for the other lines of business decreased $6.0 million, or 27.4% of net reserves. This net decrease reflects decreases of $1.6 million, $2.2 million, $1.2 million, and $771,000, in the net ultimate loss estimate for accident years 2006, 2005, 2004 and 2003, respectively. These decreases were due to better than expected case reserve development during the calendar year in the professional liability programs. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $3.1 million, or 11.7% of net reserves. This decrease reflects reductions of $1.8 million, $958,000, and $490,000 in accident years 2005, 2004 and 2003, respectively. We record loss reserves as reported by the NCCI, plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the quarter. The change in ultimate loss estimates for all other accident years was insignificant.

Salaries and Employee Benefits

Salaries and employee benefits increased $1.8 million, or 3.4%, to $56.4 million in 2007, from $54.6 million for the comparable period in 2006. This increase was primarily due to merit increases, our acquisition of the USSU business, and variable compensation attributable to our performance. Overall, our headcount remained flat for 2007.

Salaries and employee benefits increased $3.3 million, or 6.3%, to $54.6 million in 2006, from $51.3 million for the comparable period in 2005. This increase primarily reflects an increase in variable compensation. In addition, this increase was the result of an increase in staffing levels, primarily as a result of the additions of our Florida-based retail agency and our entry into the self-insured workers’ compensation market in Nevada. Excluding those additions, overall staffing levels for 2006 were slightly higher in comparison to 2005.

Additional discussion of our variable compensation plan is described below under Variable Compensation.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Other Administrative Expenses

Other administrative expenses increased $3.5 million, or 12.0%, to $32.3 million in 2007, from $28.8 million in 2006. Other administrative expenses increased in comparison to 2006 as a result of our acquisition of the USSU business, primarily due to the management fee associated with this acquisition. In addition, this increase was the result of information technology initiatives. Offsetting the increases related to the USSU business were decreases related to policyholder dividends, as well as various decreases in other general operating expenses in comparison to 2006.

Other administrative expenses increased $2.0 million, or 7.5%, to $28.8 million in 2006, from $26.8 million in 2005. A portion of this increase was the result of the expenses associated with the additions of our Florida-based agency and our entry into the self-insured workers’ compensation market in Nevada. In addition, the increase in other administrative expenses was the result of information technology enhancements and various increases in other general operating expenses in comparison to 2005.

Salaries and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for 2007, 2006, and 2005 was $1.9 million, $590,000, and $373,000, respectively. Amortization expense per dilutive share for 2007, 2006, and 2005 was $0.06, $0.02, and $0.01, respectively. Amortization expense primarily relates to the customer relationships acquired with the Florida-based agency operation in 2005 and the acquisition of the USSU business in 2007. The increase in amortization expense in 2007 was related to our acquisition of the USSU business.

Interest Expense

Interest expense for 2007, 2006, and 2005 was $6.0 million, $6.0 million, and $3.9 million, respectively. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our line of credit. Interest expense for 2007 includes interest related to a temporary increase in our line of credit which was associated with borrowings to fund the cash portion of the USSU business acquisition. Upon receipt of the net proceeds from our capital raise in July, we reduced this outstanding balance to zero. The increase in interest expense in 2006, compared to 2005 was related to the issuance of the junior subordinated debentures issued in the third quarter of 2005, as well as an overall increase in the average interest rates.

The average outstanding balance on our line of credit was $8.8 million, $10.6 million, and $9.0 million in 2007, 2006, and 2005, respectively. The average interest rate, excluding our debentures, was approximately 6.7%, 6.5%, and 4.8%, in 2007, 2006, and 2005, respectively.

Income Taxes

Income tax expense, which includes both federal and state taxes, for 2007, 2006 and 2005, was $11.7 million, $9.6 million, and $7.8 million, or 29.8%, 30.5% and 30.2% of income before taxes, respectively. The decrease in our tax rate from 2006 to 2007 primarily reflects a higher level of tax exempt securities in our investment portfolio, slightly offset by a higher level of income within our fee-based operations, which are taxed at a 35% rate. Our tax exempt securities as a percentage of total invested assets were 43.6%, 41.0%, and 29.9% for 2007, 2006, and 2005, respectively.

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

	For the Years Ended December 31,
	2007	2006	2005

Net income	$27,992	$22,034	$17,910

Regulated Subsidiaries:
Net income	$25,595	$19,712	$13,508
Adjustments to reconcile net income to net cash provided by operating activities	696	3,033	3,003
Changes in operating assets and liabilities	55,533	46,915	59,784

Total adjustments	56,229	49,948	62,787

Net cash provided by operating activities	$81,824	$69,660	$76,295

Non-regulated Subsidiaries:
Net income	$2,397	$2,322	$4,402
Depreciation	3,147	2,553	2,452
Amortization	1,930	590	198
Interest	6,030	5,976	3,856

Net income, excluding interest, depreciation, and amortization	13,504	11,441	10,908

Adjustments to reconcile net income to net cash provided by operating activities	5,877	3,161	4,444
Changes in operating assets and liabilities	(1,491)	(852)	(3,194)

Total adjustments	4,386	2,309	1,250

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

	For the Years Ended December 31,
	2007	2006	2005

Depreciation	(3,147)	(2,553)	(2,452)
Amortization	(1,930)	(590)	(198)
Interest	(6,030)	(5,976)	(3,856)

Net cash provided by operating activities	$6,783	$4,631	$5,652

Consolidated total adjustments	60,615	52,257	64,037

Consolidated net cash provided by operating activities	$88,607	$74,291	$81,947

Cash flow provided by operations was $88.6 million in 2007, compared to $74.3 million in 2006. Cash flow provided by operations in 2005 was $81.9 million.

2007 compared to 2006:

Regulated subsidiaries’ cash flow provided by operations for the year ended December 31, 2007, was $81.8 million, compared to $69.7 million for the comparable period in 2006. This increase is the result of growth in our underwritten business and timing of premium and reinsurance recoverable collections. In addition, an increase in investment income as a result of growth in our investment portfolio contributed to the increase. Partially offsetting these improvements was an increase in payments related to policy acquisition costs and insurance related assessments.

Non-regulated subsidiaries’ cash flow provided by operations for the year ended December 31, 2007, was $6.8 million, compared to $4.6 million for the comparable period in 2006. The increase in cash flow from operations is primarily the result of an increase in the collection of commission and fees due to the USSU business acquisition. This increase in cash flow was partially offset by variable compensation payments related to our long-term incentive plan, which were made in the first quarter of 2007 and related to 2006 performance and profitability.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Other Items

Long-term Debt

The following table summarizes the principal amounts and variables associated with our long-term debt (in thousands):

					Interest
Year of		Year			Rate at	Principal
Issuance	Description	Callable	Year Due	Interest Rate Terms	12/31/07	Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	9.28%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	8.87%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	9.23%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	8.57%	20,620

					Total	$55,930

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

The issuance costs associated with these debentures have been capitalized and are included in other assets on the balance sheet. As of June 30, 2007, these issuance costs were being amortized over a seven year period as a component of interest expense. The seven year amortization period represented management’s best estimate of the estimated useful life of the bonds related to both the senior debentures and junior subordinated debentures. Beginning July 1, 2007, we reevaluated our best estimate and determined a five year amortization period to be a more accurate representation of the estimated useful life. Therefore, this change in amortization period from seven years to five years has been applied prospectively beginning July 1, 2007.

The junior subordinated debentures issued in 2003 and 2005, were issued in conjunction with the issuance of $10.0 million and $20.0 million in mandatory redeemable trust preferred securities to a trust formed by an institutional investor from our unconsolidated subsidiary trusts, respectively.

Since the junior subordinated debentures issued in 2003 are callable in 2008, we will be reviewing the capital strategy associated with refinancing at lower costs through debentures or equity.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

In relation to the above interest rate swaps, the net interest income received for the years ended December 31 2007 and 2006, was approximately $172,000 and $67,000, respectively. For the year ended December 31, 2005, the net interest expense incurred was approximately $4,000. The total fair value of the interest rate swaps as of December 31, 2007 and 2006, was approximately ($545,000) and $200,000, respectively. Accumulated other comprehensive income at December 31, 2007 and 2006, included accumulated (loss) income on the cash flow hedge, net of taxes, of approximately ($484,000) and $121,000, respectively.

Revolving Line of Credit

In April 2007, we executed an amendment to our current revolving credit agreement with our bank. The amendments included an extension of the term to September 30, 2010, an increase to the available borrowings of up to $35.0 million, and a reduction of the variable interest rate basis to a range between 75 to 175 basis points above LIBOR. We use the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, we and certain of our non-regulated subsidiaries pledged security interests in certain property and assets of named subsidiaries.

At December 31, 2007, we did not have an outstanding balance on the revolving line of credit. In July 2007, we completed a secondary equity offering in which we received net proceeds of approximately $58.6 million. Upon receipt of the net proceeds, we reduced our outstanding line of credit balance to zero. At December 31, 2006, we had an outstanding balance of $7.0 million on the revolving line of credit.

The revolving line of credit provides for interest at a variable rate based, at our option, upon either a prime based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee of 15 basis points on any unused balance. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 75 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to us from subsidiaries during such period (“Adjusted EBITDA”). At December 31, 2007, we did not have any LIBOR-based borrowings outstanding. At December 31, 2006, the weighted average interest rate for LIBOR-based borrowings outstanding was 6.7%.

Debt covenants consist of:  (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually, commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) on an annual basis, a minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of December 31, 2007, we were in compliance with these covenants.

Investment Portfolio

As of December 31, 2007 and 2006, the recorded values of our investment portfolio, including cash and cash equivalents, were $651.6 million and $527.6 million, respectively. The debt securities in the investment

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

portfolio, at December 31, 2007, were 97.7% investment grade A− or above bonds as defined by Standard and Poor’s.

While our investment portfolio includes investments in mortgage-backed and agency-backed securities, we do not have any direct exposure to any sub-prime risks. Our asset-backed securities sector comprises only 4.2%, or $26.6 million of our investment portfolio. Within this sector, $2.8 million relates to home equity loans, of which $1.2 million is insured. The remaining $23.8 million primarily relates to credit cards, auto loans, and utility and equipment loans. These asset-backed securities are adequately collateralized, AAA- rated investment quality that we currently expect will continue to perform. Our mortgage-backed securities have no exposure to any sub-prime risks.

Shareholders’ Equity

Shareholders’ equity increased to $301.9 million, or a book value of $8.16 per common share, at December 31, 2007, compared to $201.7 million, or a book value of $6.93 per common share, at December 31, 2006. This per share increase in book value primarily reflects the impact of our equity offering in July 2007, year-to-date earnings, and an increase in unrealized gains, net of deferred income tax, of $4.3 million. Return on beginning equity was 13.9% in 2007, compared to 12.4% in 2006.

On July 19, 2007, we completed a secondary offering of 6,437,500 additional shares of our common stock at a price of $9.65 per share. Including the underwriting discount associated with the offering and other related expenses, we received total net proceeds of approximately $58.6 million. These net proceeds are being utilized to support organic growth within our underwriting operations, to fund select acquisitions and for other general corporate purposes. Upon receipt of the net proceeds, we reduced our outstanding line of credit balance from $22.0 million to zero.

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

On October 26, 2007, our Board of Directors authorized management to purchase up to 1,000,000 shares, or approximately 3%, of our common stock in market transactions for a period not to exceed twenty-four months. Our prior plan expired on October 27, 2007. For the years ended December 31, 2007 and 2006, we did not repurchase any common stock under either plan. As of December 31, 2007, we have available up to 1,000,000 shares to be purchased.

On February 8, 2008, our Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend is payable on March 31, 2008, to shareholders of record as of March 14, 2008. Our Board of Directors did not declare any dividends in 2007 or 2006. When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations and our overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our subsidiaries. We did not receive any dividends from our Insurance Company Subsidiaries in 2007 or 2006.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Acquisition

In April 2007, we acquired the business of USSU for a purchase price of $23.0 million. Under the terms of the Agreement, we acquired the excess workers’ compensation business and other related assets. USSU is based in Cleveland, Ohio, and is a specialty program manager that produces fee based income by underwriting excess workers’ compensation coverage for a select group of insurance companies.

Goodwill associated with this acquisition was approximately $12.0 million. In addition, we recorded an increase to other intangible assets of approximately $9.5 million. These other intangible assets related to customer relationships acquired with the acquisition. We determined that the estimated useful life of the other intangible assets to be approximately five years. As such, we will amortize the $9.5 million in other intangible assets over a five year period.

In addition, we entered into a Management Agreement with the former owners of USSU. Under the terms the Management Agreement, the former owners were responsible for certain aspects of the daily administration and management of the USSU business. Their consideration for the performance of these duties was in the form of a management fee payable by us based on a share of net income before interest, taxes, depreciation, and amortization. We retained the option to terminate the Management Agreement, at our discretion, based on a multiple of the management fee calculated for the trailing twelve months. On January 31, 2008, we exercised this option to purchase the remainder of the economics related to the acquisition of the USSU business, by eliminating the Management Agreement for a payment of $21.5 million, which now completes the transaction. As a result of this purchase, we recorded an increase to other intangible assets of approximately $11.4 million and an increase to goodwill of approximately $10.1 million.

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

	For the Years Ended December 31,
	2007	2006	2005

Net earned premiums	$268,197	$254,920	$249,959
Less: Consolidated net loss and LAE	150,969	146,293	151,542
Intercompany claim fees	13,058	12,553	11,523

Unconsolidated net loss and LAE	164,027	158,846	163,065

Consolidated policy acquisition and other underwriting expenses	53,717	50,479	44,439
Intercompany administrative and other underwriting fees	37,890	37,442	39,231

Unconsolidated policy acquisition and other underwriting expenses	91,607	87,921	83,670

Underwriting income	$12,563	$8,153	$3,224

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

	For the Years Ended December 31,
	2007	2006	2005

GAAP combined ratio as reported	95.4%	96.8%	98.7%
Specialty risk management operations pre-tax income	$47,898	$38,292	$29,546
Less: Underwriting income	12,563	8,153	3,224
Net investment income and capital gains	26,550	22,144	18,142

Fee-based operations pre-tax income	8,785	7,995	8,180
Agency operations pre-tax income	2,087	2,609	3,241

Total fee-for-service pre-tax income	$10,872	$10,604	$11,421

GAAP expense ratio as reported	34.2%	34.5%	33.5%
Adjustment to include pre-tax income from total fee-for-service income(1)	4.1%	4.2%	4.6%

GAAP expense ratio as adjusted	30.1%	30.3%	28.9%
GAAP loss and LAE ratio as reported	61.2%	62.3%	65.2%

GAAP combined ratio as adjusted	91.3%	92.6%	94.1%

Reconciliation of consolidated pre-tax income:
Specialty risk management operations pre-tax income:
Fee-based operations pre-tax income	$8,785	$7,995	$8,180
Underwriting income	12,563	8,153	3,224
Net investment income and capital gains	26,550	22,144	18,142

Total specialty risk management operations pre-tax income	47,898	38,292	29,546
Agency operations pre-tax income	2,087	2,609	3,241
Less: Holding company expenses	2,638	2,830	2,892
Interest expense	6,030	5,976	3,856
Amortization expense	1,930	590	373

Consolidated pre-tax income	$39,387	$31,505	$25,666

(1)	Adjustment to include pre-tax income from total fee-for-service income is calculated by dividing total fee-for-service income by net earned premiums.

Regulatory

A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Services (“OFIS”), restricts the amount of funds that may be transferred to us in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At December 31, 2007, Star’s earned surplus position was positive $33.7 million. At December 31, 2006, Star had positive earned surplus of $13.2 million. Based upon Star’s statutory financial statements as of December 31, 2007, Star would have the potential to pay a dividend of up to $18.8 million without the prior approval of OFIS. No statutory dividends were paid during 2007 or 2006.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Our Insurance Company Subsidiaries are required to maintain certain deposits with regulatory authorities, which totaled $115.2 million and $148.8 million at December 31, 2007 and 2006, respectively.

Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2007 (in thousands):

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Non-regulated companies:
Lines of Credit(1)	$—	$—	$—	$—	$—
Note Payable, non-interest bearing	4,300	2,150	2,150	—	—
Long-Term Debt(2):
Senior debentures due 2034; issued $13.0 million, April 2004 with variable interest	13,000	—	—	—	13,000
Senior debentures due 2034; issued $12.0 million, May 2004 with variable interest	12,000	—	—	—	12,000
Junior subordinated debentures due 2035; issued $20.6 million, September 2005, with variable interest	20,620	—	—	—	20,620
Junior subordinated debentures due 2033; issued $10.3 million, September 2003, with variable interest	10,310	—	—	—	10,310

Total Long-Term Debt	60,230	2,150	2,150	—	55,930

Interest Payable(3)
Interest on Lines of Credit	—	—	—	—	—
Interest on Long-Term Debt:
Senior debentures due 2034; issued $13.0 million, April 2004 with variable interest	8,071	1,153	2,306	2,306	2,306
Senior debentures due 2034; issued $12.0 million, May 2004 with variable interest	7,722	1,092	2,200	2,215	2,215
Junior subordinated debentures due 2035; issued $20.6 million, September 2005, with variable interest	12,231	1,721	3,442	3,534	3,534

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Junior subordinated debentures due 2033; issued $10.3 million, September 2003, with variable interest	6,411	916	1,831	1,832	1,832

Total Interest Payable	34,435	4,882	9,779	9,887	9,887

Operating lease obligations(4)	16,797	4,904	6,892	3,444	1,557

Regulated companies:
Losses and loss adjustment expenses(5)	540,002	139,109	192,243	100,231	108,419

Total	$651,464	$151,045	$211,064	$113,562	$175,793

(1)	Relates to our revolving line of credit.

(2)	Five year call feature associated with debentures, estimated seven year repayment.

(3)	For interest rate terms and actual rates on long-term debt in effect as of December 31, 2007, refer to the Long-term Debt section within Other Items of the Liquidity and Capital Resources section of Management’s Discussion and Analysis. Estimates of interest expense for future periods are based on the most current interest rates in effect: on $13.0 million senior debentures at 8.87%; on $12.0 million senior debentures at 9.23%; on $20.6 million junior subordinated debentures at 8.57%; and on $10.3 million junior subordinated debentures at 8.88%. The assumption that the loans will be repaid at the end of seven years is based on management’s best estimate of the life of the debentures.

In addition, there are two interest rate swaps associated with our long-term debt. The first interest rate swap relates to $5.0 million of our $12.0 million of senior debentures, which has a fixed interest rate of 8.925% with an ending date of May 24, 2009. The second interest rate swap relates to $20.0 million of our $20.6 million junior subordinated debentures, which has a fixed interest rate of 8.34% with an ending date of September 16, 2010.

(4)	Consists of rental obligations under real estate leases related to branch offices. In addition, includes amounts related to equipment leases.

(5)	The loss and loss adjustment expense payments do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of our gross losses and loss adjustment expenses. In addition, we have anticipated cash receipts on reinsurance recoverables on unpaid losses and loss adjustment expenses of $198.5 million, of which we estimate that these payments to be paid for losses and loss adjustment expenses for the periods less than one year, one to three years, three to five years, and more than five years, to be $31.5 million, $69.9 million, $46.1 million, and $51.0 million, respectively, resulting in net losses and loss adjustment expenses of $107.6 million, $122.4 million, $54.1 million, and $57.4 million, respectively.

We maintain an investment portfolio with varying maturities that we believe will provide adequate cash for the payment of claims.

Variable Compensation

We have established two variable compensation plans as an incentive for performance of our management team. They consist of an Annual Bonus Plan (“Bonus Plan”) and a Long-Term Incentive Plan (“LTIP”). The

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Bonus Plan is a discretionary cash bonus plan premised upon a targeted growth in net after-tax earnings on a year over year basis. Each year, the Compensation Committee and our Board of Directors establish a new target based upon prior year performance and the forecasted performance levels anticipated for the following year. The amount of the bonus pool is established by aggregating the individual targets for each participant, which is a percentage of salary. At the end of the year, the Compensation Committee and the Board of Directors review our performance in relation to performance targets and then establish the total bonus pool to be utilized to pay cash bonuses to the management team based upon overall corporate and individual participant goals.

The LTIP is intended to provide an incentive to management to improve our performance over a three year period, thereby increasing shareholder value. The LTIP is not discretionary and is based upon a target for an average three year return on beginning equity. If the targets are met and all other terms and conditions are satisfied, the LTIP awards are paid. The LTIP is paid 50% in cash and 50% in stock. A participant’s percentage is established by the Compensation Committee and the Board of Directors in advance of any new three year LTIP award. The stock component of the LTIP is paid based upon the closing stock price at the beginning of the three year LTIP performance period, in accordance with the terms and conditions of the LTIP.

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

At December 31, 2007, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required.

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of December 31, 2007, on a statutory consolidated basis, gross and net premium leverage ratios were 1.8 to 1.0 and 1.5 to 1.0, respectively.

The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the “usual values” on four or more ratios generally leads to inquiries or possible further review from individual state insurance commissioners. In 2007, our Insurance Company Subsidiaries did not generate any ratios that departed from the “usual value” range.

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

In regard to our excess-of-loss reinsurance, we manage our credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective or existing reinsurers. We generally do not seek collateral where the reinsurer is rated “A−” or better by A. M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. The following table sets forth information relating to our five largest unaffiliated excess-of-loss reinsurers based upon ceded premium as of December 31, 2007:

	Reinsurance Premium Ceded	Reinsurance Recoverable	A.M. Best
Reinsurer	December 31, 2007	December 31, 2007	Rating
	(In thousands)	(In thousands)

Employers Reinsurance Corporation	$4,582	$84,880	A+
Munich American Reinsurance	5,653	12,269	A+
Aspen Insurance UK Ltd.	5,140	11,125	A
Motors Insurance Company	4,213	11,948	A−
Lloyds Syndicate Number 4472	3,832	5,324	A

In regard to our risk-sharing partners (client captive or rent-a-captive quota-share non-admitted reinsurers), we manage credit risk on reinsurance recoverables by reviewing the financial stability, capitalization, and credit worthiness of prospective or existing reinsures or partners. We customarily collateralize reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks.

To date, we have not, in the aggregate, experienced material difficulties in collecting reinsurance recoverables.

We have historically maintained an allowance for the potential exposure to uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. The following table sets forth our exposure to uncollectible reinsurance and related allowances for years ending December 31, 2007 and 2006 (in thousands):

	December 31, 2007			December 31, 2006
	Non Risk	Risk		Non Risk	Risk
	Sharing(1)	Sharing(2)	Total	Sharing(1)	Sharing(2)	Total

Gross exposure	$4,959	$7,150	$12,109	$6,863	$7,952	$14,815
Collateral or other security	(1)	(3,114)	(3,115)	(170)	(3,453)	(3,623)
Allowance	(4,873)	(3,268)	(8,141)	(6,693)	(3,038)	(9,731)

Net exposure	$85	$768	$853	$—	$1,461	$1,461

(1)	Balances related to three unaffiliated insurance companies, which are under regulatory liquidation or control, for which allowances have been established; all other admitted reinsurers have an A.M. Best rating of “A−” or better.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

(2)	Balances related to risk-sharing partners, which have either captive or rent-a-captive quota-share reinsurance contracts with us.

Intercompany Pooling Agreement

Intercompany pooling or reinsurance agreements are commonly entered into between affiliated insurance companies, so as to allow the companies to utilize the capital and surplus of all of the companies, rather than each individual company. Under pooling arrangements, companies share in the insurance business that is underwritten and allocate the combined premium, losses and related expenses between the companies within the pooling arrangement. The Insurance Company Subsidiaries entered into an Inter-Company Reinsurance Agreement (the “Pooling Agreement”). This Pooling Agreement includes Star, Ameritrust Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”) and Williamsburg National Insurance Company (“Williamsburg”). Pursuant to the Pooling Agreement, Savers, Ameritrust and Williamsburg have agreed to cede to Star and Star has agreed to reinsure 100% of the liabilities and expenses of Savers, Ameritrust and Williamsburg, relating to all insurance and reinsurance policies issued by them. In return, Star agreed to cede and Savers, Ameritrust and Williamsburg have agreed to reinsure Star for their respective percentages of the liabilities and expenses of Star. Annually, we examine the Pooling Agreement for any changes to the ceded percentage for the liabilities and expenses. Any changes to the Pooling Agreement must be submitted to the applicable regulatory authorities for approval.

Off-Balance Sheet Arrangements

As of December 31, 2007, we have no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Convertible Note

In December 2005, we entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At December 31, 2007, the estimated fair value of the derivative is not material to the financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities the option to measure many financial instruments and certain other assets and liabilities at fair value on an

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

instrument-by-instrument basis as of specified election dates. This election is irrevocable. The objective of SFAS No. 159 is to improve financial reporting and reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option for existing eligible items under SFAS No. 159; therefore there will be no impact to our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) provides revised guidance on how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009. We do not expect the provisions of SFAS No. 141(R) to have a material effect on our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will evaluate the impact of SFAS No. 160, but believe the adoption of SFAS No. 160 will not impact our consolidated financial statements.

Related Party Transactions

At December 31, 2007 and 2006, respectively, we held an $870,000 and $871,000 note receivable, including $209,000 of accrued interest at December 31, 2007, from one of our executive officers. Accrued interest at December 31, 2006 was $210,000. This note arose from a transaction in late 1998 in which we loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note bears interest equal to the rate charged pursuant to our revolving credit agreement and is due on demand any time after January 1, 2002. As of December 31, 2007, the rate was 6.2%. The loan is partially collateralized by 64,718 shares of our common stock under a stock pledge agreement. For the years ended December 31, 2007 and 2006, $43,800 and $31,500, respectively, have been paid against the accrued interest on the loan. On June 1, 2001, the officer entered into an employment agreement which provides the note is a non-recourse loan and our sole legal remedy in the event of a default is the right to reclaim the shares pledged under the stock pledge agreement. As of December 31, 2007, the cumulative amount that has been paid against this loan was $162,800. Refer to Note 16 — Related Party Transaction for further information.

Subsequent Events

U.S. Specialty Underwriters, Inc.

In April 2007, we entered into an agreement to acquire the excess workers’ compensation business of U.S. Specialty Underwriters, Inc. (“USSU”) for a purchase price of $23.0 million. In addition, we entered into a Management Agreement with the former owners of USSU. Under the terms the Management Agreement, the former owners were responsible for certain aspects of the daily administration and management of the USSU business. Their consideration for the performance of these duties was in the form of a management fee payable by us based on a share of net income before interest, taxes, depreciation, and amortization. We retained the option to terminate the Management Agreement, at our discretion, based on a multiple of the management fee calculated for the trailing twelve months.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Effective January 31, 2008, we exercised this option to purchase the remainder of the economics related to the acquisition of the USSU business, by eliminating the Management Agreement for a payment of $21.5 million, which now completes the transaction. As a result of this purchase, we recorded an increase to other intangible assets of approximately $11.4 million and an increase to goodwill of approximately $10.1 million.

Merger Agreement with ProCentury Corporation

On February 20, 2008, we executed a definitive merger agreement with ProCentury Corporation (“ProCentury”) for a merger transaction valued at approximately $272.6 million in cash and stock to be paid to ProCentury shareholders. The combined entity will adopt and operate under the Meadowbrook name and will continue to trade on the NYSE under the ticker symbol “MIG”.

Each ProCentury shareholder will have the option to elect to receive cash or Meadowbrook stock, subject to proration so that the maximum total cash consideration will not exceed 45% of the total consideration paid in order to preserve the tax-free exchange of the stock consideration. As long as Meadowbrook’s 30-day volume-weighted average price preceding the election date, which will be at least five days before the closing of the transaction, is between $8.00 and $10.50, the exchange ratio will vary such that the stock consideration equals $20.00 per share based on such 30-day average price. Above or below this range for Meadowbrook’s stock price, the exchange ratio will be fixed as if the 30-day volume-weighted average price preceding the election date equaled $10.50 or $8.00, as applicable. Outstanding options to purchase ProCentury common shares will become fully vested and option holders can either exercise such options and, in connection with the closing, elect to receive the form of merger consideration described above for the ProCentury shares acquired on exercise or agree to have their options cancelled in exchange for a per share cash payment equal to the difference between $20.00 and the exercise price of their options.

We expect to finance the cash portion of the purchase price through a combination of cash and debt. Completion of the transaction is subject to various closing conditions, including the receipt of required regulatory and shareholder approvals. The transaction is expected to be completed in the third quarter of 2008.

MEADOWBROOK INSURANCE GROUP, INC.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2007. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At December 31, 2007, our fixed income portfolio had a modified duration of 4.22, compared to 3.93 at December 31, 2006.

At December 31, 2007, the fair value of our investment portfolio was $610.8 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. We continued to increase our holdings of tax-exempt securities based on our return to profitability and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2006. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps

Market Value	$637,372	$610,682	$582,995
Yield to Maturity or Call	3.28%	4.28%	5.28%
Effective Duration	4.14	4.42	4.68

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At December 31, 2007 and 2006, we had debentures of $55.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $559,000.

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

MEADOWBROOK INSURANCE GROUP, INC.

any changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is being recognized as an adjustment to interest expense.

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At December 31, 2007, we did not have an outstanding balance on this revolving line of credit. At December 31, 2006, we had $7.0 million outstanding on this revolving line of credit. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $70,000.

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

As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that material information relating to us is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls

MEADOWBROOK INSURANCE GROUP, INC.

over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on our assessment, we concluded that, as of December 31, 2007, our internal controls over financial reporting was effective based on those criteria.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2007, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The information required by this item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 9, 2008, which is hereby incorporated by reference. Our Code of Conduct can be found on our website www.meadowbrook.com.

Item 11.	Executive Compensation

The information required by this item is included under the captions “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 9, 2008, which is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 9, 2008, which is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.

Equity Compensation Plan Information
Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	132,052	$14.51	771,468
Equity compensation plans not approved by security holders	—	—	—

Total	132,052	$14.51	771,468

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Party Transactions” and “Independence Determination” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 9, 2008, which is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 9, 2008, which is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(A) The following documents are filed as part of this Report:

		Page

1.	List of Financial Statements:
	Report of Independent Registered Public Accounting Firm on Financial Statements	72
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	73
	Consolidated Balance Sheet — December 31, 2007 and 2006	74
	Consolidated Statement of Income — For Years Ended December 31, 2007, 2006, and 2005	75
	Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2007, 2006, and 2005	76
	Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2007, 2006, and 2005	77
	Consolidated Statement of Cash Flows — For Years Ended December 31, 2007, 2006, and 2005	78
	Notes to Consolidated Financial Statements	79-109
2.	Financial Statement Schedules
	Schedule I Summary of Investments Other Than Investments in Related Parties	110
	Schedule II Condensed Financial Information of Registrant	111-114
	Schedule III Supplementary Insurance Information	115-117
	Schedule IV Reinsurance	118
	Schedule V Valuation and Qualifying accounts	119
	Schedule VI Supplemental Information Concerning Property and Casualty Insurance Operations	120
3.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K
Management Services Agreement
Management Services Agreement
Land Contract Amendment
Compliance Program/Code of Conduct
List of Subsidiaries
Consent of Independent Registered Public Accounting Firm
Power of Attorney
Certification of Robert S. Cubbin, Chief Executive Officer, pursuant to Rule 13a-14(a)
Certification of Karen M. Spaun, Chief Financial Officer, pursuant to Rule 13-14(a)
Certification pursuant to Section 906, signed by Robert S. Cubbin, Chief Executive Officer
Certification pursuant to Section 906, signed by Karen M. Spaun, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadowbrook Insurance Group, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

Detroit, Michigan
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

We have audited Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Meadowbrook Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Meadowbrook Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

Detroit, Michigan
March 14, 2008

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $604,829 and $486,213 in 2007 and 2006, respectively)	$610,756	$484,724
Cash and cash equivalents	40,845	42,876
Accrued investment income	6,473	5,884
Premiums and agent balances receivable (net of allowance of $2,747 and $2,948 in 2007 and 2006, respectively)	87,341	85,578
Reinsurance recoverable on:
Paid losses	1,053	4,257
Unpaid losses	198,461	198,422
Prepaid reinsurance premiums	17,763	20,425
Deferred policy acquisition costs	26,926	27,902
Deferred income taxes, net	14,936	15,732
Goodwill	43,497	31,502
Other assets	65,915	51,698

Total assets	$1,113,966	$969,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$540,002	$501,077
Unearned premiums	153,927	144,575
Debt	—	7,000
Debentures	55,930	55,930
Accounts payable and accrued expenses	22,604	25,384
Reinsurance funds held and balances payable	16,416	15,124
Payable to insurance companies	6,231	5,442
Other liabilities	16,962	12,775

Total liabilities	812,072	767,307

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 36,996,287 and 29,107,818 shares issued and outstanding	370	291
Additional paid-in capital	194,621	126,828
Retained earnings	104,274	76,282
Note receivable from officer	(870)	(871)
Accumulated other comprehensive income (loss)	3,499	(837)

Total shareholders’ equity	301,894	201,693

Total liabilities and shareholders’ equity	$1,113,966	$969,000

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Revenues
Premiums earned
Gross	$337,099	$327,287	$325,522
Ceded	(68,902)	(72,367)	(75,563)

Net earned premiums	268,197	254,920	249,959
Net commissions and fees	45,988	41,172	35,916
Net investment income	26,400	22,075	17,975
Net realized gains	150	69	167

Total revenues	340,735	318,236	304,017

Expenses
Losses and loss adjustment expenses	191,885	212,383	237,775
Reinsurance recoveries	(40,916)	(66,090)	(86,233)

Net losses and loss adjustment expenses	150,969	146,293	151,542
Salaries and employee benefits	56,433	54,569	51,331
Policy acquisition and other underwriting expenses	53,717	50,479	44,439
Other administrative expenses	32,269	28,824	26,810
Amortization expense	1,930	590	373
Interest expense	6,030	5,976	3,856

Total expenses	301,348	286,731	278,351

Income before taxes and equity earnings	39,387	31,505	25,666

Federal and state income tax expense	11,726	9,599	7,757
Equity earnings of affiliates	331	128	1

Net income	$27,992	$22,034	$17,910

Earnings Per Share
Basic	$0.85	$0.76	$0.62
Diluted	$0.85	$0.75	$0.60
Weighted average number of common shares
Basic	33,007,200	28,963,228	28,961,229
Diluted	33,101,965	29,566,141	29,653,067

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2007	2006	2005
		(In thousands)

Net income	$27,992	$22,034	$17,910
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	4,810	152	(6,023)
Net deferred derivative (loss) gain — hedging activity	(484)	121	9
Less: reclassification adjustment for gains included in net income	10	20	56

Other comprehensive income (loss)	4,336	293	(5,958)

Comprehensive income	$32,328	$22,327	$11,952

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	For the Years Ended December 31, 2007, 2006, and 2005
					Accumulated
					Other
		Additional		Note	Comprehensive	Total
	Common	Paid-In	Retained	Receivable	Income	Shareholders’
	Stock	Capital	Earnings	from Officer	(Loss)	Equity
	(In thousands)

Balances January 1, 2005	$290	$126,085	$37,175	$(868)	$4,828	$167,510
Unrealized depreciation on available for sale securities	—	—	—	—	(5,967)	(5,967)
Deconsolidation of subsidiary	—	—	—	—	9	9
Long term incentive plan; stock award	—	923	—	—	—	923
Stock-based employee compensation	—	41	—	—	—	41
Issuance of 382,825 shares of common stock	4	1,193	—	—	—	1,197
Retirement of 785,648 shares of common stock	(7)	(3,423)	(837)	—	—	(4,267)
Note receivable from an officer	—	—	—	9	—	9
Net income	—	—	17,910	—	—	17,910

Balances December 31, 2005	287	124,819	54,248	(859)	(1,130)	177,365
Unrealized depreciation on available for sale securities	—	—	—	—	172	172
Net deferred derivative gain — hedging activity	—	—	—	—	121	121
Long term incentive plan; stock award	—	897	—	—	—	897
Stock-based employee compensation	—	121	—	—	—	121
Issuance of 791,038 shares of common stock	8	4,153	—	—	—	4,161
Retirement of 355,229 shares of common stock	(4)	(3,162)	—	—	—	(3,166)
Note receivable from an officer	—	—	—	(12)	—	(12)
Net income	—	—	22,034	—	—	22,034

Balances December 31, 2006	291	126,828	76,282	(871)	(837)	201,693
Unrealized appreciation on available for sale securities	—	—	—	—	4,820	4,820
Net deferred derivative gain — hedging activity	—	—	—	—	(484)	(484)
Long term incentive plan; stock award for 2007-2009 plan years	—	772	—	—	—	772
Long term incentive plan; stock award for 2004-2006 plan years	4	(1,845)	—	—	—	(1,841)
Stock-based employee compensation	—	2	—	—	—	2
Issuance of 244,574 shares of common stock	3	1,373	—	—	—	1,376
Retirement of 89,466 shares of common stock	(1)	(1,020)	—	—	—	(1,021)
Equity offering issuance of 6,437,500 shares of common stock	64	58,520	—	—	—	58,584
Issuance of 907,935 shares of common stock for acquisition of business of USSU	9	9,991	—	—	—	10,000
Note receivable from an officer	—	—	—	1	—	1
Net income	—	—	27,992	—	—	27,992

Balances December 31, 2007	$370	$194,621	$104,274	$(870)	$3,499	$301,894

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows From Operating Activities
Net income	$27,992	$22,034	$17,910
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	1,930	590	198
Amortization of deferred debenture issuance costs	353	236	175
Depreciation of furniture, equipment, and building	3,147	2,553	2,452
Net accretion of discount and premiums on bonds	2,707	2,646	2,395
Gain on sale of investments	16	30	86
Gain on sale of fixed assets	(88)	(88)	(170)
Stock-based employee compensation	2	121	41
Incremental tax benefits from stock options exercised	(728)	(1,532)	—
Long term incentive plan expense	772	897	923
Deferred income tax expense	(1,538)	741	1,347
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	2,111	(771)	(713)
Reinsurance recoverable on paid and unpaid losses	3,166	(98)	(33,513)
Prepaid reinsurance premiums	2,662	4,162	1,488
Deferred policy acquisition costs	976	(1,531)	(1,204)
Other assets	13	(1,044)	5,612
Increase (decrease) in:
Losses and loss adjustment expenses	38,925	42,400	80,521
Unearned premiums	9,352	3,585	6,688
Payable to insurance companies	789	(1,242)	(307)
Reinsurance funds held and balances payable	1,292	(116)	(2,591)
Other liabilities	(5,244)	718	609

Total adjustments	60,615	52,257	64,037

Net cash provided by operating activities	88,607	74,291	81,947

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(393,676)	(201,920)	(203,789)
Proceeds from sale of equity securities available for sale	—	—	8
Proceeds from sales and maturities of debt securities available for sale	272,337	116,978	122,317
Capital expenditures	(3,109)	(4,850)	(15,810)
Purchase of books of business	(3,344)	(834)	(3,557)
Acquisition of U.S. Specialty Underwriters, Inc.	(12,644)	—	—
Proceeds from sale of assets	—	—	633
Loan receivable	(310)	(202)	(5,905)
Net cash deposited in funds held	344	529	501

Net cash used in investing activities	(140,402)	(90,299)	(105,602)

Cash Flows From Financing Activities
Proceeds from lines of credit	19,025	14,078	14,307
Payment of lines of credit	(26,025)	(14,078)	(19,451)
Book overdrafts	(39)	142	924
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	(1,841)	—	—
Net proceeds from debentures	—	—	19,400
Stock options exercised	(374)	(538)	1,092
Share repurchases of common stock	—	—	(4,191)
Incremental tax benefits from stock options exercised	728	1,532	—
Net proceeds received from public equity offering	58,585	—	—
Other financing activities	(295)	(290)	(263)

Net cash provided by financing activities	49,764	846	11,818

Net decrease in cash and cash equivalents	(2,031)	(15,162)	(11,837)
Cash and cash equivalents, beginning of year	42,876	58,038	69,875

Cash and cash equivalents, end of year	$40,845	$42,876	$58,038

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,894	$5,616	$3,428
Net income taxes paid	$11,557	$9,159	$6,404
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Tax benefit from stock options	$728	$1,532	$105
Stock-based employee compensation	$2	$121	$41
Common stock portion of purchase price for acquisition of U.S. Specialty Underwriters, Inc.	$10,000	$—	$—

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

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation (which are collectively referred to as the “Insurance Company Subsidiaries”), and Preferred Insurance Company, Ltd. (“PICL”). The consolidated financial statements also include Meadowbrook, Inc., Crest Financial Corporation, and their subsidiaries. As of December 31, 2007, PICL was deregulated under Bermuda law and merged into Meadowbrook, Inc’s subsidiary, Meadowbrook Risk Management, Ltd.

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

Business

The Company, through its subsidiaries, is engaged primarily in developing and managing specialty risk management programs for defined client groups and their members. These services include: risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, and inland marine. The Company, through its Insurance Company Subsidiaries, issues insurance policies for client risk-sharing and fully insured programs. The Company retains underwriting risk in these insurance programs, which may result in fluctuations in earnings. The Company also operates retail insurance agencies, which primarily place commercial insurance as well as personal property, casualty, life and accident and health insurance, with multiple insurance carriers. The Company does not have significant exposures to environmental/asbestos and catastrophic coverages. Insurance coverage is primarily provided to associations or similar groups of members, commonly referred to as programs.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

The Company’s Note 5 — Segment Information of the Notes to Consolidated Financial Statements for the years ended December 31, 2006 and 2005, previously reported, had a change in allocation. The agency operations of the Company’s segment information include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The Company’s agency Insurance & Benefits Consultants allocation was previously included in specialty risk management operations. The effect of this reclassification was a reduction in agency operations and an increase in specialty risk management operations pre-tax income for the years ended December 31, 2006 and 2005 of $342,000 and $102,000, respectively. The Company’s Note 5 — Segment Information has been restated to reflect this reclassification.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid short-term investments. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

The Company’s investment securities at December 31, 2007 and 2006, are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes.

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

The Company’s investment portfolio includes investments in mortgage-backed and agency-backed securities, however the Company does not have any direct exposure to any sub-prime risks. The Company’s asset-backed securities sector comprises only 4.2%, or $26.6 million of its investment portfolio. Within this sector, $2.8 million relates to home equity loans, of which $1.2 million is insured. The remaining $23.8 million primarily relates to credit cards, auto loans, and utility and equipment loans. These asset-backed securities are adequately collateralized, AAA- rated investment quality that the Company currently expects will continue to perform. The Company’s mortgage-backed securities have no exposure to any sub-prime risks.

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments

The Company’s investment portfolio is primarily invested in debt securities classified as available for sale, with a concentration in fixed income securities of a high quality. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of the following factors: (1) rating downgrade or other credit event (e.g., failure to pay interest when due); (2) financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; (3) prospects for the issuer’s industry segment, and (4) intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. The Company evaluates its investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other than temporarily impaired are written down to their estimated net fair value and the related losses are recognized in operations. There were no impaired investments written down in 2007, 2006, and 2005.

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

Reserves related to the Company’s direct business and assumed business it manages directly, are established through transactions processed through the Company’s internal systems and related controls. Accordingly, case reserves are established on a current basis, therefore there is no delay or lag in reporting of losses from a ceding company, and IBNR is determined utilizing various actuarial methods based upon historical data. Ultimate reserve estimates related to assumed business from residual markets are provided by individual states on a two quarter lag and include an estimated reserve based upon actuarial methods for this lag. Assumed business which is subsequently 100% retroceded to participating reinsurers relates to business previously discontinued and now is in run-off. Lastly, in relation to assumed business from other sources, the Company receives case and paid loss data within a forty-five day reporting period and develops estimates for IBNR based on both current and historical data.

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

The methods for making such estimates and for establishing the loss reserves and reinsurance recoverables are continually reviewed and updated. There were no significant changes in key assumptions during 2007, 2006 and 2005.

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

For the year ending December 31, 2007, total assumed written premiums were $39.2 million, of which $31.0 million, relates to assumed business the Company manages directly. The remaining $8.2 million of assumed written premiums relates to residual markets and mandatory assumed pool business.

Assumed premium estimates are specifically related to the mandatory assumed pool business from the National Council on Compensation Insurance (“NCCI”), or residual market business. The pool cedes workers’ compensation business to participating companies based upon the individual company’s market share by state.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts. The Company reduces these costs for premium deficiencies. There were no premium deficiencies for the years ending December 31, 2007, 2006 and 2005.

Participating Policyholder Dividends

The Company’s method for determining policyholder dividends is a combination of subjective and objective decisions, which may include loss ratio analysis for the specific program and the Company’s overall business strategy. The Company determines the total dividends to be paid and then obtains the approval of the Board of Directors to pay up to a certain amount. At December 31, 2007 and 2006, the Company had $1.3 million and $996,000 accrued for policyholder dividends, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2007, the Company had a net deferred tax asset of $14.9 million. Realization of the deferred tax asset is dependent upon generating sufficient taxable income to absorb the applicable reversing temporary differences. At December 31, 2007, management concluded the positive evidence supporting the generation of future taxable income sufficient to recognize the deferred tax asset, without a valuation allowance. This positive evidence includes cumulative pre-tax income of $96.6 million for the three years ended December 31, 2007.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Results for the year ended 2005 have not been restated. If compensation cost for stock option grants had been determined based on a fair value method, net income and earnings per share on a pro forma basis for 2005, would have been as follows (in thousands):

2005

Net income, as reported	$17,910
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	27
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(108)

Pro forma net income	$17,829

Earnings per share:
Basic — as reported	$0.62
Basic — pro forma	$0.62
Diluted — as reported	$0.60
Diluted — pro forma	$0.60

Compensation expense of $2,000 and $121,000 has been recorded for the years ended December 31, 2007 and 2006 under SFAS 123(R), respectively. Compensation expense of $41,000 was recorded for the years ended December 31, 2005 under SFAS 148, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Outstanding options of 98,807, 112,959, and 534,201 for the periods ended December 31, 2007, 2006, and 2005, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 16,495, 126,660, and 298,851 for the years ended December 31, 2007, 2006, and 2005, respectively. Shares related to the LTIP included in diluted earnings per share were 78,270, 476,252, and 392,988 for the years ended December 31, 2007, 2006 and 2005, respectively.

Comprehensive Income

Comprehensive income (loss) encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities, and net deferred derivative gains or losses on hedging activity.

Derivative Instruments

During 2005, the Company entered into two interest rate swap transactions in order to mitigate its interest rate risk. The Company accounts for these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. Under SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. Any portion of the hedge deemed to be ineffective is recognized within the consolidated statements of income. The Company does not use interest rate swaps for trading or other speculative purposes.

In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This note is convertible at the option of the Company based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At December 31, 2007, the estimated fair value of the derivative was not material to the financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company will adopt SFAS No. 157 on January 1, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities the option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis as of specified election dates. This election is irrevocable. The objective of SFAS No. 159 is to improve financial reporting and reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for existing eligible items under SFAS No. 159; therefore there will be no impact to its consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) provides revised guidance on how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009. The Company does not expect the provisions of SFAS No. 141(R) to have a material effect on its consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company will evaluate the impact of SFAS No. 160, but believes the adoption of SFAS No. 160 will not impact its consolidated financial condition or results of operations.

2.	Investments

The estimated fair value of investments in securities is determined based on published market quotations and broker/dealer quotations. The cost or amortized cost and estimated fair value of investments in securities at December 31, 2007 and 2006 are as follows (in thousands):

	December 31, 2007
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Debt Securities:
Debt securities issued by the U.S. government and agencies	$53,436	$1,541	$(29)	$54,948
Obligations of states and political subdivisions	287,392	3,329	(323)	290,398
Corporate securities	116,406	1,941	(928)	117,419
Mortgage and asset-backed securities	147,595	1,011	(615)	147,991

Total Debt Securities available for sale	$604,829	$7,822	$(1,895)	$610,756

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Debt Securities:
Debt securities issued by the U.S. government and agencies	$52,991	$282	$(521)	$52,752
Obligations of states and political subdivisions	221,296	1,840	(1,460)	221,676
Corporate securities	102,365	1,368	(1,515)	102,218
Mortgage and asset-backed securities	109,561	143	(1,626)	108,078

Total Debt Securities available for sale	$486,213	$3,633	$(5,122)	$484,724

Gross unrealized appreciation and depreciation on available for sale securities were as follows (in thousands):

	December 31,
	2007	2006

Unrealized appreciation	$7,822	$3,633
Unrealized depreciation	(1,895)	(5,122)

Net unrealized appreciation (depreciation)	5,927	(1,489)
Deferred federal income tax (expense) benefit	(2,075)	521

Net unrealized appreciation (depreciation) on investments, net of deferred federal income taxes	$3,852	$(968)

The gross realized gains and gross realized losses on the sale of available for sale debt securities were $88,000 and $252,000, respectively, for the year ended December 31, 2007. The proceeds from the sale of debt securities were $222.4 million.

The gross realized gains and gross realized losses on the sale of available for sale debt securities were $0 and $30,000, respectively, for the year ended December 31, 2006. The proceeds from the sale of debt securities were $77.3 million.

The gross realized gains and gross realized losses on the sale of available for sale debt securities were $47,000 and $142,000, respectively, for the year ended December 31, 2005. The gross realized gains and gross realized losses on the sale of available for sale equity securities were $8,000 and $0, respectively, for the year ended December 31, 2005. The proceeds from the sale of debt securities and equity securities were $95.1 million and $8,000, respectively.

At December 31, 2007, the amortized cost and estimated fair value of available for sale debt securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$35,891	$35,893
Due after one year through five years	172,396	174,508
Due after five years through ten years	184,612	187,294
Due after ten years	64,365	65,100
Mortgage-backed securities	147,565	147,961

	$604,829	$610,756

Net investment income for the three years ended December 31, 2007, 2006, and 2005 was as follows (in thousands):

	2007	2006	2005

Net Investment Income Earned From:
Debt securities	$23,746	$19,376	$16,080
Equity securities	25	—	37
Cash and cash equivalents	3,224	3,279	2,291

Total gross investment income	26,995	22,655	18,408
Less investment expenses	595	580	433

Net investment income	$26,400	$22,075	$17,975

United States government obligations, municipal bonds, and bank certificates of deposit aggregating $115.2 million and $148.8 million were on deposit at December 31, 2007 and 2006, respectively, with state regulatory authorities or otherwise pledged as required by law or contract.

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments

At December 31, 2007 and 2006, the Company had 160 and 293, securities that were in an unrealized loss position, respectively. These investments each had unrealized losses of less than ten percent of the amortized cost of the investment. At December 31, 2007, 128 of those investments, with an aggregate $122.2 million and $1.3 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. At December 31, 2006, 128 of those investments, with an aggregate $127.3 million and $3.1 million fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching the Company’s conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) changes in market value were considered normal in relation to overall fluctuations in interest rates.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows for the years ended (in thousands):

	December 31, 2007
	Less than 12 months		Greater than 12 months		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$—	$—	$5,963	$(29)	$5,963	$(29)
Obligations of states and political subdivisions	19,400	(68)	45,177	(255)	64,577	(323)
Corporate securities	15,564	(415)	30,601	(513)	46,165	(928)
Mortgage and asset backed securities	9,116	(95)	47,963	(520)	57,079	(615)

Totals	$44,080	$(578)	$129,704	$(1,317)	$173,784	$(1,895)

	December 31, 2006
	Less than 12 months		Greater than 12 months		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$14,586	$(61)	$27,076	$(460)	$41,662	$(521)
Obligations of states and political subdivisions	45,726	(210)	68,958	(1,250)	114,684	(1,460)
Corporate securities	7,646	(61)	55,520	(1,454)	63,166	(1,515)
Mortgage and asset backed securities	20,462	(91)	67,495	(1,535)	87,957	(1,626)

Totals	$88,420	$(423)	$219,049	$(4,699)	$307,469	$(5,122)

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

	For the Years Ended December 31,
	2007	2006	2005

Balance, beginning of year	$501,077	$458,677	$378,157
Less reinsurance recoverables	198,422	187,254	151,161

Net balance, beginning of year	302,655	271,423	226,996

Incurred related to:
Current year	158,060	149,012	146,658
Prior years	(7,091)	(2,719)	4,884

Total incurred	150,969	146,293	151,542

Paid related to:
Current year	30,303	31,790	28,059
Prior years	81,780	83,271	79,056

Total paid	112,083	115,061	107,115

Net balance, end of year	341,541	302,655	271,423
Plus reinsurance recoverables	198,461	198,422	187,254

Balance, end of year	$540,002	$501,077	$458,677

As a result of favorable development on prior accident years’ reserves, the provision for loss and loss adjustment expenses (“LAE”) decreased by $7.1 million and $2.7 million in calendar year 2007 and 2006, respectively. As a result of adverse development on prior accident years’ reserves, the provision for loss and loss adjustment expenses increased by $4.9 million in calendar year 2005.

For the year ended December 31, 2007, the Company reported net favorable development on loss and LAE of $7.1 million, or 2.3% of net loss and LAE reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2007. The $7.1 million of favorable development reflects favorable development of $11.4 million, $6.0 million, and $3.1 million related to workers’ compensation programs, other lines of business, and residual markets, respectively. The 2007 development also reflects adverse development of $12.5 million and $847,000 related to commercial multiple peril and commercial auto programs, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Reinsurance

Intercompany pooling or reinsurance agreements are commonly entered into between affiliated insurance companies, so as to allow the companies to utilize the capital and surplus of all of the companies, rather than each individual company. Under pooling arrangements, companies share in the insurance business that is underwritten and allocate the combined premium, losses and related expenses between the companies within the pooling arrangement. The Insurance Company Subsidiaries utilize an Inter-Company Reinsurance Agreement (the “Pooling Agreement”). This Pooling Agreement includes Star, Ameritrust Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”) and Williamsburg National Insurance Company (“Williamsburg”). Pursuant to the Pooling Agreement, Savers, Ameritrust and Williamsburg have agreed to cede to Star and Star has agreed to reinsure 100% of the liabilities and expenses of Savers, Ameritrust and Williamsburg, relating to all insurance and reinsurance policies issued by them. In return, Star agreed to cede and Savers, Ameritrust and Williamsburg have agreed to reinsure Star for their respective percentages of the liabilities and expenses of Star. Annually, the Company examines the Pooling Agreement for any changes to the ceded percentage for the liabilities and expenses. Any changes to the Pooling Agreement must be submitted to the applicable regulatory authorities for approval.

Star, as the lead insurance company under the Pooling Agreement, cedes insurance to reinsurers under pro-rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its exposure to large losses or hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, Star would be liable for such defaulted amounts. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other domestic insurers and reinsurers. Based upon management’s evaluation, they have concluded the reinsurance agreements entered into by the Company transfer both significant timing and underwriting risk to the reinsurer and, accordingly, are accounted for as reinsurance under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance for Short-Duration and Long-Duration Contracts.”

The Company receives ceding commissions in conjunction with reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $10.2 million, $9.2 million, and $13.5 million in 2007, 2006, and 2005, respectively.

At December 31, 2007 and December 31, 2006, the Company had reinsurance recoverables for paid and unpaid losses of $199.5 million and $202.7 million, respectively.

In regard to the Company’s excess-of-loss reinsurance, the Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company generally does not seek collateral where the reinsurer is rated “A−” or better by A.M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. As of December 31, 2007, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A+” A.M. Best rating and accounts for 42.5% of the total recoverable for paid and unpaid losses.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To date, the Company has not, in the aggregate, experienced material difficulties in collecting reinsurance recoverables.

The Company has historically maintained an allowance for the potential exposure to uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. The following table sets forth the Company’s exposure to uncollectible reinsurance and related allowances as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007			December 31, 2006
	Non Risk	Risk		Non Risk	Risk
	Sharing(1)	Sharing(2)	Total	Sharing(1)	Sharing(2)	Total

Gross exposure	$4,959	$7,150	$12,109	$6,863	$7,952	$14,815
Collateral or other security	(1)	(3,114)	(3,115)	(170)	(3,453)	(3,623)
Allowance	(4,873)	(3,268)	(8,141)	(6,693)	(3,038)	(9,731)

Net exposure	$85	$768	$853	$—	$1,461	$1,461

(1)	Balances related to three unaffiliated insurance companies, which are under regulatory liquidation or control, for which allowances have been established; all other admitted reinsurers have an A.M. Best rating of “A−” or better.

(2)	Balances related to risk-sharing partners, which have either captive or rent-a-captive quota-share reinsurance contracts with the Company.

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

The Company has a separate treaty to cover liability specifically related to commercial trucking, where reinsurers are responsible for 100% of each loss in excess of $350,000, up to $1.0 million for losses occurring prior to December 1, 2005. The Company increased its retention from $350,000 to $500,000 for losses occurring on or after December 1, 2005. Effective December 1, 2007, the Company entered into a new $1.0 million in excess of $1.0 million per occurrence layer for additional capacity for its commercial trucking business, which is reinsured 100%. In addition, the Company purchased an additional $1.0 million of reinsurance clash coverage. The Company established a separate treaty to cover liability related to chemical distributors and repackagers, where reinsurers are responsible for 100% of each loss in excess of $500,000, up to $1.0 million, applied separately to general liability and auto liability. This treaty was terminated on a run-off basis on August 1, 2006. The exposures are covered under the core casualty treaty for policies effective August 1, 2006 and after. Additionally, the Company has a separate treaty structure to cover liability related to agricultural business. The reinsurer is responsible for 100% of each loss in excess of $500,000, up to $1.0 million for casualty losses and up to $5.0 million, for property losses occurring on or after May 1, 2006. This treaty also provides an additional $1.0 million of reinsurance clash coverage for the casualty lines.

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

On December 1, 2007, the Company entered into a reinsurance agreement that provides reinsurance coverage for excess workers’ compensation business. Reinsurers are responsible for 80% of the difference between $2.0 million and the policyholder’s self-insured retention for each occurrence. Reinsurers are then responsible for 100% of $8.0 million in excess of $2.0 million for each occurrence. Coverage in excess of $10.0 million up to $50.0 million per occurrence is covered by the Company’s core catastrophic workers’ compensation treaty.

Additionally, certain small programs have separate reinsurance treaties in place, which limit the Company’s exposure to $350,000 or less.

Facultative reinsurance is purchased for property values in excess of $5.0 million, casualty limits in excess of $2.0 million, or for coverage not covered by a treaty.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of direct to net premiums, on a written and earned basis, for 2007, 2006, and 2005 are as follows (in thousands):

	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned

Direct	$307,266	$266,049	$246,985	$251,288	$264,511	$264,381
Assumed(1)	39,184	71,050	83,887	75,999	67,698	61,141
Ceded	(66,239)	(68,902)	(68,204)	(72,367)	(74,075)	(75,563)

Net	$280,211	$268,197	$262,668	$254,920	$258,134	$249,959

One reinsurer, with a financial strength rating of “A+” (Superior) rated by A.M. Best, accounts for 8.5% of ceded premiums in 2007.

(1)	For the years ending December 31, 2007, 2006, and 2005, $31.0 million, $72.6 million, and $56.0 million, relates to assumed business the Company manages directly, respectively. The related transactions of this business are processed through the Company’s internal systems and related controls. In addition, the Company does not assume any foreign reinsurance.

5.	Segment Information

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the segment results (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Revenues
Net earned premiums	$268,197	$254,920	$249,959
Management fees	23,963	18,714	16,741
Claims fees	9,025	8,776	7,113
Loss control fees	2,151	2,216	2,260
Reinsurance placement	929	735	660
Investment income	25,487	21,115	17,692
Net realized gains	150	69	85

Specialty risk management	329,902	306,545	294,510
Agency operations	11,316	12,285	11,304
Holding Company interest income earned	913	960	365
Intersegment revenue	(1,396)	(1,554)	(2,162)

Consolidated revenue	$340,735	$318,236	$304,017

Pre-tax income:
Specialty risk management	$47,898	$38,292	$29,546
Agency operations(1)	2,087	2,609	3,241
Non-allocated expenses	(10,598)	(9,396)	(7,121)

Consolidated pre-tax income	$39,387	$31,505	$25,666

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the years ended December 31, 2007, 2006, and 2005, the allocation of corporate overhead to the agency operations segment was $2.8 million, $3.3 million, and $3.2 million, respectively. These balances include an allocation to our Insurance & Benefit Consultants agency business that was previously allocated to specialty risk management operations. For the years ended December 31, 2006 and 2005, pre-tax income for agency operations was overstated and specialty risk management was understated by $342,000 and $102,000, respectively.

The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Holding company expenses	$(2,638)	$(2,830)	$(2,892)
Amortization	(1,930)	(590)	(373)
Interest expense	(6,030)	(5,976)	(3,856)

	$(10,598)	$(9,396)	$(7,121)

6.	Debt

Lines of Credit

In April 2007, the Company executed an amendment to its current revolving credit agreement with its bank. The amendments included an extension of the term to September 30, 2010, an increase to the available borrowings of up to $35.0 million, and a reduction of the variable interest rate basis to a range between 75 to 175 basis points above LIBOR. The Company uses the revolving line of credit to meet short-term working

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital needs. Under the revolving line of credit, the Company and certain of its non-regulated subsidiaries pledged security interests in certain property and assets of the Company and named subsidiaries.

At December 31, 2007, the Company did not have an outstanding balance on the revolving line of credit. In July 2007, the Company completed a secondary equity offering in which it received net proceeds of approximately $58.6 million. Upon receipt of the net proceeds, the Company reduced its outstanding line of credit balance from $22.0 million to zero. At December 31, 2006, the Company had an outstanding balance of $7.0 million on the revolving line of credit.

The revolving line of credit provides for interest at a variable rate based, at the Company’s option, upon either a prime based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee of 15 basis points on any unused balance. On prime based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 75 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to the Company from subsidiaries during such period (“Adjusted EBITDA”). At December 31, 2007, the Company did not have any LIBOR-based borrowings outstanding. At December 31, 2006, the weighted average interest rate for LIBOR-based borrowings outstanding was 6.7%.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of December 31, 2007, the Company was in compliance with these covenants.

Senior Debentures

In April 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. At December 31, 2007, the interest rate was 8.87%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $390,000 of commissions paid to the placement agents.

In May 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. At December 31, 2007, the interest rate was 9.23%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $360,000 of commissions paid to the placement agents.

The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries and the remaining proceeds were used for general corporate purposes.

The issuance costs associated with these debentures have been capitalized and are included in other assets on the accompanying balance sheets. From the time of issuance through June 30, 2007, these issuance costs were being amortized over a seven year period as a component of interest expense. The seven year amortization period represented management’s best estimate of the estimated useful life of the bonds related to the senior debentures. Beginning July 1, 2007, the Company reevaluated its best estimate and determined a five year amortization period to be a more accurate representation of the estimated useful life. Therefore, this change in amortization period from seven years to five years has been applied prospectively commencing July 1, 2007.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Junior Subordinated Debentures

In September 2005, Meadowbrook Capital Trust II (the “Trust II”), an unconsolidated subsidiary trust of the Company, issued $20.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $20.6 million in junior subordinated debentures, which includes the Company’s investment in the trust of $620,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. At December 31, 2007, the interest rate was 8.57%. These debentures are callable by the Company at par beginning in October 2010.

The Company received $19.4 million in net proceeds, after the deduction of approximately $600,000 of commissions paid to the placement agents in the transaction.

The Company contributed $10.0 million of the proceeds from the issuance of these debentures to its Insurance Company Subsidiaries and the remaining proceeds were used for general corporate purposes.

In September 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable TPS to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. At December 31, 2007, the interest rate was 9.28%. These debentures are callable by the Company at par beginning in October 2008.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In relation to the above interest rate swaps, the net interest income received for the years ended December 31, 2007 and 2006, was approximately $172,000 and $67,000, respectively. The net interest expense incurred for the year ended December 31, 2005, was approximately $4,000. The total fair value of the interest rate swaps as of December 31, 2007 and 2006 was approximately ($545,000) and $200,000, respectively. Accumulated other comprehensive income at December 31, 2007 and 2006, included accumulated (loss) income on the cash flow hedge, net of taxes, of approximately ($484,000) and $121,000, respectively.

In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At December 31, 2007, the estimated fair value of the derivative was not material to the financial statements.

8.	Regulatory Matters and Rating Issues

A significant portion of the Company’s consolidated assets represent assets of its Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Services (“OFIS”) restricts the amount of funds that may be transferred to the holding company in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend calculation represents the combined Insurance Company Subsidiaries’ surplus. At December 31, 2007 and 2006, Star’s earned surplus

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position was positive $33.7 million and $13.2 million, respectively. Based upon Star’s statutory financial statements as of December 31, 2007, Star would have the potential to pay a dividend of up to $18.8 million without the prior approval of OFIS. No statutory dividends were paid in 2007 or 2006.

Summarized 2007 and 2006 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, is as follows (in thousands):

	2007				2006
	Star	Savers	Williamsburg	Ameritrust	Star	Savers	Williamsburg	Ameritrust

Statutory capital and surplus	$188,381	$41,633	$21,846	$18,989	$165,107	$35,914	$18,979	$16,463
RBC authorized control level	34,419	6,278	3,272	2,786	31,569	5,710	2,960	2,532
Statutory net income	13,893	5,460	2,775	2,479	9,517	4,135	1,969	2,311

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of December 31, 2007, on a statutory combined basis, the gross and net premium leverage ratios were 1.8 to 1.0 and 1.5 to 1.0, respectively.

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

At December 31, 2007, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required. At December 31, 2007 and 2006, Star’s statutory surplus was $188.4 million and $165.1 million, respectively.

In April 2007, the Company received an upgrade of its financial strength rating by A.M. Best Company to “A−” (Excellent), from “B++” (Very Good) for its Insurance Company Subsidiaries.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Balance, beginning of period	$27,902	$26,371	$25,167
Acquisition costs deferred	37,395	39,201	35,367
Amortized to expense during the period	(38,371)	(37,670)	(34,163)

Balance, end of period	$26,926	$27,902	$26,371

The Company reduces deferred policy acquisition costs for premium deficiencies. There were no premium deficiencies at December 31, 2007, 2006, and 2005.

10.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Current tax expense	$13,264	$8,858	$6,410
Deferred tax (benefit) expense	(1,538)	741	1,347

Total provision for income tax expense	$11,726	$9,599	$7,757

A reconciliation of the Company’s tax provision on income from operations to the U.S. federal income tax rate of 35% is as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Tax provision at statutory rate	$13,760	$11,027	$8,982
Tax effect of:
Tax exempt interest	(2,832)	(2,021)	(1,291)
State income taxes, net of federal benefit	610	352	458
Impact of increase in statutory rate relating to deferred tax assets at December 31, 2005	—	—	(386)
Other, net	188	241	(6)

Federal and state income tax expense	$11,726	$9,599	$7,757

Effective tax expense rate	29.8%	30.5%	30.2%

The current federal statutory tax rate of 35% is based upon $38.4 million, $31.0 million, and $25.0 million of taxable income for 2007, 2006, and 2005, respectively. At December 31, 2007 and 2006, the current taxes receivable were $760,000 and $1.6 million, respectively.

Deferred federal income taxes, under SFAS No. 109, “Accounting for Income Taxes,” reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	2007		2006
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Unpaid losses and loss adjustment expenses	$15,487	$—	$14,557	$—
Unearned premium reserves	9,540	—	8,701	—
Unrealized loss / gains on investments	—	1,884	451	—
Deferred policy acquisition expense	—	9,424	—	9,765
Allowance for doubtful accounts	959	—	1,032	—
Policyholder dividends	447	—	348	—
Net operating loss	145	—	—	—
Goodwill	—	2,500	—	1,900
Deferred revenue	76	—	152	—
Long term incentive plan	547	—	1,078	—
Amortization of intangible assets	789	—	352	—
Deferred gain on sale-leaseback transaction	200	—	231	—
Other	554	—	495	—

Total deferred taxes	28,744	13,808	27,397	11,665

Net deferred tax assets	$14,936		$15,732

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

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of December 31, 2007 and 2006, the Company had no amounts of accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Tax returns for all years subsequent to 2002 are subject to future examination by tax authorities.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan

Stock Options

The Company has two plans under which it has issued stock options, its 1995 and 2002 Amended and Restated Stock Option Plans (the “Plans”). Currently the Plans’ options have either five or ten-year terms and are exercisable and vest in equal increments over the option term. The Company has not issued any new stock options to employees since 2003.

The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of year	391,678	$7.38	1,605,901	$5.42	2,121,317	$5.53
Exercised	(244,574)	$2.65	(791,038)	$3.32	(97,825)	$2.90
Expired and/or forfeited	(15,052)	$21.68	(423,185)	$7.54	(417,591)	$6.57

Outstanding — end of year	132,052	$14.51	391,678	$7.38	1,605,901	$5.42

Exercisable at end of year	106,182	$14.51	324,704	$7.62	1,288,296	$5.65

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$2.173 to $3.507	31,745	0.9	$2.17	31,745	$2.17
$6.48	1,500	2.7	$6.48	1,000	$6.48
$10.91 to $24.6875	98,807	1.2	$18.60	73,437	$23.47

	132,052	1.1	$14.51	106,182	$14.51

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2007, the Company had $1.6 million and $772,000 accrued for the cash and stock award, respectively, for all plan years under the LTIP. Of the $1.6 million accrued for the cash award, $1.2 million relates to the 2004-2006 plan years and the remainder relates to the 2007-2009 plan years. As previously indicated, the stock portion for the 2004-2006 plan years was fully expensed as of December 31, 2006, thus the $772,000 stock award accrual relates to the 2007-2009 plan years. At December 31, 2006, the Company had $1.4 million and $2.5 million accrued for the cash and stock award, respectively. Shares related to the Company’s LTIP included in diluted earnings per share were 78,270 and 476,252 for the years ended December 31, 2007 and 2006, respectively.

Deferred Compensation Plan

In 2006, the Company adopted an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company adopted the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. At December 31, 2007 and 2006, the Company had $644,000 and $211,000 accrued for deferred compensation, respectively.

12.	Shareholders’ Equity

On July 19, 2007, the Company completed a secondary offering of 6,437,500 additional shares of its common stock at a price of $9.65 per share. Including the underwriting discount associated with the offering and other related expenses, the Company received total net proceeds of approximately $58.6 million. These net proceeds are being utilized to support organic growth within its underwriting operations, to fund select acquisitions and for other general corporate purposes. Upon receipt of the net proceeds, the Company reduced its outstanding line of credit balance from $22.0 million to zero.

At December 31, 2007, shareholders’ equity was $301.9 million, or a book value of $8.16 per common share, compared to $201.7 million, or a book value of $6.93 per common share at December 31, 2006.

In April 2007, the Company purchased the business of U.S. Specialty Underwriters, Inc. for a purchase price of $23.0 million. This purchased price was comprised of $13.0 million in cash and $10.0 million in the Company’s common stock. Total additional shares issued for the $10.0 million portion of the purchase price were 907,935 shares.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 26, 2007, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares, or approximately 3%, of its common stock in market transactions for a period not to exceed twenty-four months. The Company’s prior plan expired on October 27, 2007. For the years ended December 31, 2007 and 2006, the Company did not repurchase any common stock under either plan. As of December 31, 2007, the Company has available up to 1,000,000 shares to be purchased.

On February 8, 2008, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend is payable on March 31, 2008, to shareholders of record as of March 14, 2008. The Company’s Board of Directors did not declare any dividends in 2007 or 2006. When evaluating the declaration of a dividend, the Company’s Board of Directors considers a variety of factors, including but not limited to, cash flow, liquidity needs, results of operations and its overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its Insurance Company Subsidiaries. The Company did not receive any dividends from its Insurance Company Subsidiaries in 2007 or 2006. Refer to Note 8 — Regulatory Matters and Rating Issues for additional information regarding dividend restrictions.

13.	Goodwill and Other Intangible Assets

Goodwill

The Company evaluates existing goodwill for impairment on an annual basis as of October 1st, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company carries goodwill on two reporting units within the agency operations segment in the amount of $6.5 million and three reporting units within the specialty risk management operations segment in the amount of $37 million. During 2007, 2006, and 2005, the Company did not record any impairment losses in relation to its existing goodwill.

During the second quarter 2007, the Company purchased certain business assets of U.S. Specialty Underwriters, Inc. (“USSU”) for a total purchase price of approximately $23.0 million. The total purchase price consisted of $12.0 million recognized as goodwill and $9.5 million related to other intangible assets, which is being amortized over five years. There was an immaterial amount of tangible assets related to the acquisition. In 2006, the Company recorded additional goodwill of $700,000 resulting from contingent consideration payments, related to the 2005 acquisition of a Florida-based agency.

The following sets forth the carrying amount of goodwill by business segment (in thousands):

		Specialty Risk
		Management
	Agency Operations	Operations	Total

Balance at December 31, 2007	$6,469	$37,028	$43,497
Balance at December 31, 2006	$6,469	$25,033	$31,502

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

At December 31, 2007 and 2006, the Company had other intangible assets, net of related accumulated amortization, of $17.1 million and $1.8 million, respectively, recorded on the consolidated balance sheet as part of “Other Assets.”

During the second quarter 2007, the Company acquired the USSU book of business as described above. The total purchase price consisted of $9.5 million recognized as other intangible assets.

During the fourth quarter 2007, the Company purchased a book of business for an excess liability and workers’ compensation program for public entities. The total purchase price consisted of $7.5 million recognized as other intangible assets.

At December 31, 2007, the gross carrying amount of other intangible assets was $20.5 million and the accumulated amortization was $3.4 million, respectively. At December 31, 2006, the gross carrying amount of other intangible assets was $3.3 million and the accumulated amortization was $1.5 million. Amortization expense related to other intangible assets for 2007, 2006, and 2005, was $1.9 million, $590,000, and $373,000, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2008	$2,951
2009	2,944
2010	2,900
2011	2,688
2012	1,322

Total amortization expense	$12,805

14.	Commitments and Contingencies

The Company has certain operating lease agreements for its offices and equipment. A majority of the Company’s lease agreements contain renewal options and rent escalation clauses. At December 31, 2007, future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

2008	$4,904
2009	4,665
2010	2,227
2011	1,896
2012	1,548
Thereafter	1,557

Total minimum lease commitments	$16,797

Rent expense for the years ended December 31, 2007, 2006, and 2005, amounted to $2.7 million, $2.4 million, and $2.2 million, respectively.

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from insolvency funds were $156,000, $306,000, and $664,000,

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, for 2007, 2006, and 2005. Most of these payments are recoverable through future policy surcharges and premium tax reductions.

The Company’s Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. Total assessments paid to all such facilities were $2.6 million, $3.1 million, and $3.0 million, respectively, for 2007, 2006, and 2005.

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, the Company has established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with SFAS No. 5, “Accounting for Contingencies,” if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable; an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets. Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income. Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate, will have a material adverse effect on the Company’s financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

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

The sale proceeds were $2.9 million and the net book value of the property was $1.9 million. Direct costs associated with the transaction were $158,000. In conjunction with the sale, a deferred gain of $880,000 was recorded and is being amortized over the ten-year term of the operating lease. At December 31, 2007 and 2006, the Company had a deferred gain of $572,000 and $660,000, respectively, on the consolidated balance sheet in “Other Liabilities.” Total amortization of the gain for 2007, 2006, and 2005 was $88,000, $88,000, and $88,000, respectively, for a total accumulated amortization of $308,000 as of December 31, 2007.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related Party Transactions

At December 31, 2007 and 2006, respectively, the Company held an $870,000 and $871,000 note receivable, including $209,000 of accrued interest at December 31, 2007, from an executive officer of the Company. Accrued interest at December 31, 2006 was $210,000. This note arose from a transaction in late 1998 in which the Company loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note bears interest equal to the rate charged pursuant to the Company’s revolving credit agreement and is due on demand any time after January 1, 2002. As of December 31, 2007, the rate was 6.2%. The loan is partially collateralized by 64,718 shares of the Company’s common stock under a stock pledge agreement. For the years ended December 31, 2007 and 2006, $43,800 and $31,500, respectively, have been paid against the loan. As of December 31, 2007, the cumulative amount that has been paid against this loan was $162,800.

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

Company employees over the age of 20 1/2 who have completed six months of service are eligible for participation in The Meadowbrook, Inc. 401(k) Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan provides for matching contributions and/or profit sharing contributions at the discretion of the Board of Directors of Meadowbrook, Inc. In 2007, 2006, and 2005, the matching contributions were $928,000, $852,000, and $806,000, respectively. There were no profit sharing contributions in 2007, 2006, and 2005.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2007 and 2006 (in thousands, except per share and ratio data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2007:
Gross premiums written	$89,504	$78,000	$90,729	$88,218
Net premiums written	71,972	65,670	73,203	69,366
Net premiums earned	65,204	67,191	67,337	68,465
Net commissions and fees	11,551	10,743	13,319	10,375
Net investment income and realized gains/losses	6,150	6,249	6,588	7,263
Net losses and LAE incurred	36,646	39,707	37,015	37,601
Policy acquisition and other underwriting expenses	13,643	13,169	12,927	13,978
Other administrative expenses	7,393	7,598	8,890	8,087
Salaries and employee benefits	13,532	12,900	15,750	14,251
Amortization expense	144	543	622	621
Interest expense	1,488	1,667	1,476	1,400
Net income	6,923	6,186	7,555	7,328
Diluted earnings per share	$0.23	$0.20	$0.21	$0.20
GAAP combined ratio(1)	96.3%	97.4%	93.8%	94.0%
2006:
Gross premiums written	$89,010	$74,261	$85,827	$81,774
Net premiums written	69,381	59,205	68,905	65,177
Net premiums earned	63,124	64,514	63,688	63,594
Net commissions and fees	11,289	10,698	9,612	9,573
Net investment income and realized gains/losses	5,232	5,405	5,612	5,895
Net losses and LAE incurred	37,043	37,146	36,129	35,975
Policy acquisition and other underwriting expenses	11,424	13,180	13,059	12,816
Other administrative expenses	7,794	7,133	6,766	7,130
Salaries and employee benefits	13,368	13,846	14,183	13,172
Amortization expense	165	142	142	142
Interest expense	1,388	1,499	1,558	1,531
Net income	5,625	5,375	5,093	5,941
Diluted earnings per share	$0.19	$0.18	$0.17	$0.20
GAAP combined ratio(1)	96.2%	97.2%	97.2%	96.6%

(1)	Management uses the GAAP combined ratio and its components to assess and benchmark underwriting performance. The GAAP combined ratio is the sum of the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio. The GAAP loss and loss adjustment expense ratio is the unconsolidated net incurred loss and loss adjustment expense in relation to net earned premium. The GAAP expense ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsequent Events

U.S. Specialty Underwriters, Inc.

In April 2007, the Company entered into an agreement to acquire the excess workers’ compensation business of U.S. Specialty Underwriters, Inc. (“USSU”) for a purchase price of $23.0 million. In addition, the Company entered into a Management Agreement with the former owners of USSU. Under the terms the Management Agreement, the former owners were responsible for certain aspects of the daily administration and management of the USSU business. Their consideration for the performance of these duties was in the form of a management fee payable by the Company based on a share of net income before interest, taxes, depreciation, and amortization. The Company retained the option to terminate the Management Agreement, at its discretion, based on a multiple of the management fee calculated for the trailing twelve months.

Effective January 31, 2008, the Company exercised its option to purchase the remainder of the economics related to the acquisition of the USSU business, by eliminating the Management Agreement for a payment of $21.5 million, which now completes the transaction. As a result of this purchase, the Company recorded an increase to other intangible assets of approximately $11.4 million and an increase to goodwill of approximately $10.1 million.

Merger Agreement with ProCentury Corporation

On February 20, 2008, the Company executed a definitive merger agreement with ProCentury Corporation (“ProCentury”) for a merger transaction valued at approximately $272.6 million in cash and stock to be paid to ProCentury shareholders. The combined entity will adopt and operate under the Meadowbrook name and will continue to trade on the NYSE under the ticker symbol “MIG”.

Each ProCentury shareholder will have the option to elect to receive cash or Meadowbrook stock, subject to proration so that the maximum total cash consideration will not exceed 45% of the total consideration paid in order to preserve the tax-free exchange of the stock consideration. As long as Meadowbrook’s 30-day volume-weighted average price preceding the election date, which will be at least five days before the closing of the transaction, is between $8.00 and $10.50, the exchange ratio will vary such that the stock consideration equals $20.00 per share based on such 30-day average price. Above or below this range for Meadowbrook’s stock price, the exchange ratio will be fixed as if the 30-day volume-weighted average price preceding the election date equaled $10.50 or $8.00, as applicable. Outstanding options to purchase ProCentury common shares will become fully vested and option holders can either exercise such options and, in connection with the closing, elect to receive the form of merger consideration described above for the ProCentury shares acquired on exercise or agree to have their options cancelled in exchange for a per share cash payment equal to the difference between $20.00 and the exercise price of their options.

The Company expects to finance the cash portion of the purchase price through a combination of cash and debt. Completion of the transaction is subject to various closing conditions, including the receipt of required regulatory approvals and approval by the Company’s and ProCentury’s shareholders. The transaction is expected to be completed in the third quarter of 2008.

SCHEDULE I
MEADOWBROOK INSURANCE GROUP, INC.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

As of December 31, 2007
(In thousands)

			Amount at
			Which
			Shown in
			the Balance
Type of Investment	Cost	Value	Sheet

Fixed Maturities:
US government and government agencies and authorities	$53,436	$54,948	$54,948
States and political subdivisions	287,392	290,398	290,398
Corporate securities	116,406	117,419	117,419
Mortgage and asset-backed securities	147,595	147,991	147,991

Total Investments	$604,829	$610,756	$610,756

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY

BALANCE SHEET

	December 31,
	2007	2006
	(In thousands)

ASSETS
Investments	$32,643	$—
Investment in subsidiaries	317,544	252,428
Cash and cash equivalents	492	64
Goodwill	3,024	3,024
Other assets	27,811	28,137

Total assets	$381,514	$283,653

LIABILITIES
Other liabilities	$2,231	$2,311
Payable to subsidiaries	21,459	16,719
Debt	—	7,000
Debentures	55,930	55,930

Total liabilities	79,620	81,960

SHAREHOLDERS’ EQUITY
Common stock	370	291
Additional paid-in capital	194,621	126,828
Retained earnings	104,274	76,282
Note receivable from officer	(870)	(871)
Accumulated other comprehensive loss	3,499	(837)

Total shareholders’ equity	301,894	201,693

Total liabilities and shareholders’ equity	$381,514	$283,653

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
INCOME STATEMENT

	For the Years Ended December 31,
	2007	2006	2005

Revenue	$3,318	$2,690	$2,198
Operating expenses:
Interest expense	6,558	6,375	4,233
Other expenses	4,332	3,970	3,540

Total operating expenses	10,890	10,345	7,773

Loss before income taxes and subsidiary equity	(7,572)	(7,654)	(5,575)
Federal and state income tax benefit	(2,878)	(2,878)	(2,203)

Loss before subsidiary equity earnings	(4,694)	(4,776)	(3,372)
Subsidiary equity earnings	32,686	26,810	21,282

Net income	27,992	$22,034	$17,910

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2007	2006	2005

Net income	$27,992	$22,034	$17,910
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:	4,810	152	(6,023)
Net deferred derivative (loss) gain — hedging activity	(484)	121	9
Less: reclassification adjustment for gains included in net income	10	20	56

Other comprehensive income (loss)	4,336	293	(5,958)

Comprehensive income	$32,328	$22,327	$11,952

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY

STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005

Net cash provided by (used in) operating activities:	$1,320	$(1,488)	$(8,437)

Cash Flow from Investing Activities:
Net purchase of investments	(32,643)	—	—
Dividends from subsidiaries	1,729	4,629	6,089
Investment in subsidiaries	(19,350)	(4,600)	(15,600)

Net cash (used in) provided by investing activities	(50,264)	29	(9,511)

Cash Flow from Financing Activities:
Proceeds from borrowings	19,025	12,500	9,500
Principal payments on borrowings	(26,025)	(10,500)	(13,544)
Net proceeds from issuance of debentures	—	—	19,400
Stock options exercised	(374)	(538)	1,092
Share repurchases of common stock	—	—	(4,191)
Payroll taxes associated with long-term incentive plan stock issuance	(1,841)	—	—
Net proceeds from public equity offering	58,585	—	—
Other financing activities	1	(12)	9

Net cash provided by financing activities	49,371	1,450	12,266

Increase (decrease) in cash and cash equivalents	428	(9)	(5,682)
Cash and cash equivalents, beginning of year	64	73	5,755

Cash and cash equivalents, end of year	$492	$64	$73

Supplemental Disclosure for Non-cash Investing and Financing Activities
Common stock portion of purchase price for acquisition of U.S. Specialty Underwriters, Inc.	$10,000	$—	$—

SCHEDULE III
MEADOWBROOK INSURANCE GROUP, INC.
SUPPLEMENTARY INSURANCE INFORMATION

December 31, 2007
(In thousands)

Future Policy
		Benefits, Losses,		Other Policy
	Deferred Policy	Claims & Loss	Unearned	Claims &	Premium
	Acquisition Costs	Expenses	Premium	Benefits Payable	Revenue

Speciality Risk Management Operations	$26,926	$540,002	$153,927	—	$268,197
Agency Operations	—	—	—	—	—
Other	—	—	—	—	—

	$26,926	$540,002	$153,927	—	$268,197

		Benefits, Claims,
	Net	Losses &	Amortization of	Other
	Investment	Settlement	Deferred Policy	Operating	Premium
	Income	Expenses	Acquisition Costs	Expenses	Written

Speciality Risk Management Operations	$25,487	$150,969	$38,371	$92,664	$280,211
Agency Operations	—	—	—	9,229	—
Other	913	—	—	10,115	—

	$26,400	$150,969	$38,371	$112,008	$280,211

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

SCHEDULE IV
MEADOWBROOK INSURANCE GROUP, INC.
REINSURANCE

For the Years Ended December 31,
(In thousands)

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

Property and Liability Insurance
2007	$266,049	$68,902	$71,050	$268,197	26.49%
2006	$251,288	$72,367	$75,999	$254,920	29.81%
2005	$264,381	$75,563	$61,141	$249,959	24.46%

SCHEDULE V
MEADOWBROOK INSURANCE GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31,
(In thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	from	Balance at
	Beginning	Costs and	Other	Allowance	End of
	of Period	Expense	Accounts	Account	Period

Allowance for doubtful accounts
2007	$2,948	$716	—	$917	$2,747
2006	$3,901	$593	—	$1,546	$2,948
2005	$4,336	$704	—	$1,139	$3,901

SCHEDULE VI
MEADOWBROOK INSURANCE GROUP, INC.
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND
CASUALTY INSURANCE OPERATIONS

	For the Years Ended December 31,
	(In thousands)
		Reserves for
	Deferred	Losses and	Discount, if any,
	Policy	Loss	deducted from		Net	Net
	Acquisition	Adjustment	previous	Unearned	Premiums	Investment
Affiliation with Registrant	Costs	Expenses(2)	column(1)	Premiums(2)	Earned	Income

(a) Consolidated Property and Casualty Subsidiaries
2007	$26,926	$540,002	—	$153,927	$268,197	$25,487
2006	$27,902	$501,077	—	$144,575	$254,920	$21,115
2005	$26,371	$458,677	—	$140,990	$249,959	$17,692

			Amortization of	Paid losses
	Losses and loss		deferred policy	and loss	Net
	adjustment expense		acquisition	adjustment	Premiums
	Current Year	Prior Years	expenses	expenses	Written

2007	$158,061	$(7,091)	$38,371	$112,084	$280,211
2006	$149,012	$(2,719)	$37,670	$115,061	$262,668
2005	$146,658	$4,884	$34,163	$107,115	$258,134

(1)	The Company does not employ any discounting techniques.

(2)	Reserves for losses and loss adjustment expenses are shown gross of $198.5 million, $198.4 million and $187.3 million of reinsurance recoverable on unpaid losses in 2007, 2006 and 2005, respectively. Unearned premiums are shown gross of ceded unearned premiums of $17.8 million, $20.4 million and $24.6 million in 2007, 2006 and 2005, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit Index

Exhibit		Filing
No.	Description	Basis

2.1	Agreement and Plan of Merger, between Meadowbrook Insurance Group, Inc., MBKPC Corp., a wholly-owned subsidiary of Meadowbrook, and ProCentury Corporation, dated February 20, 2008	(21)
3.1	Amended and Restated Articles of Incorporation of the Company	(20)
3.2	Amended and Restated Bylaws of the Company
4.1	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003	(6)
4.2	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc. and LaSalle Bank National Association, dated as of September 16, 2005	(13)
10.1	Meadowbrook Insurance Group, Inc. Amended and Restated 1995 Stock Option Plan	(8)
10.2	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994	(1)
10.3	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement	(4)
10.4	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan	(8)
10.5	Agency Agreement by and between Meadowbrook, Inc., Preferred Insurance Agency, Inc., TPA Insurance Agency, Inc., Preferred Comp Insurance Agency of New Hampshire, TPA Insurance Agency of New Hampshire, Inc., Meadowbrook of Nevada, Inc., d/b/a Meadowbrook Insurance Services, Meadowbrook of Florida, Inc., Association Self-Insurance Services, Inc., Commercial Carriers Insurance Agency, Inc., and Star Insurance Company, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation, dated January 1, 2003	(5)
10.6	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust I, and Dekania CDO I, Ltd., dated September 30, 2003	(6)
10.7	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees Named Herein, dated September 30, 2003	(6)
10.8	Guaranty Agreement between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003	(6)
10.9	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2004	(7)
10.10	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2004	(7)
10.11	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan	(10)
10.12	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004	(10)
10.13	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated May 26, 2004	(10)
10.14	Land Contract between Meadowbrook Insurance Group, Inc. and MB Center II LLC, dated July 15, 2004	(10)
10.15	Loan Agreement by and between Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Star Insurance Company, Williamsburg National Insurance Company, Meadowbrook Insurance Group, Inc., and Meadowbrook, Inc., dated September 1, 2004	(11)
10.16	Credit Agreement among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004	(9)

Exhibit		Filing
No.	Description	Basis

10.17	Revolving Note among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004	(9)
10.18	Security Agreement among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004	(9)
10.19	Form of Nonqualified Stock Option Agreement under the Meadowbrook Insurance Group, Inc., Stock Option Plan, dated February 21, 2003	(11)
10.20	Lease Agreement between Meadowbrook Insurance Group, Inc. and Meadowbrook, Inc., dated December 6, 2004	(11)
10.21	Master Lease Agreement between LaSalle National Leasing Corporation and Meadowbrook Insurance Group, Inc., dated December 30, 2004	(11)
10.22	Promissory Note between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005	(11)
10.23	Commercial Mortgage between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005	(11)
10.24	Assignment of Leases and Rents between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005	(11)
10.25	Form of At-Will Employment and Severance Agreement by and among Meadowbrook, Inc., Meadowbrook Insurance Group, Inc., and Karen M. Spaun, Stephen Belden, Robert C. Spring, Archie S. McIntyre, Arthur C. Pletz, Randolph W. Fort, Angelo L. Williams, Susan L. Cubbin, and Kenn R. Allen, dated January 1, 2005, Steven C. Divine dated March 1, 2006, and James M. Mahoney and Joseph E. Mattingly dated August 1, 2007	(11)
10.26	Amendment to Demand Note Addendum among the Company and Robert S. Cubbin and Kathleen D. Cubbin, dated February 17, 2005	(11)
10.27	Reciprocal Easement and Operation Agreement between Meadowbrook Insurance Group, Inc. and MB Center II, LLC, dated May 9, 2005	(12)
10.28	First Amendment to Land Contract between MB Center II, LLC and Meadowbrook Insurance Group, Inc., dated May 20, 2005	(12)
10.29	Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association, dated May 20, 2005	(12)
10.30	Second Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association, dated September 8, 2005	(14)
10.31	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust II, and Merrill Lynch International, dated as of September 16, 2005	(13)
10.32	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., LaSalle Bank National Association, Christiana Bank & Trust Company, and The Administrative Trustees Named Herein, dated as of September 16, 2005	(13)
10.33	Guarantee Agreement between Meadowbrook Insurance Group, Inc., and LaSalle Bank National Association, dated as of September 16, 2005	(13)
10.34	Convertible Note between Meadowbrook Insurance Group, Inc. and Renaissance Insurance Group, LLC, dated December 20, 2005	(16)
10.35	Third Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and LaSalle Bank Midwest National Association, dated December 28, 2005	(16)
10.36	Inter-Company Reinsurance Agreement by and between Star Insurance Company and Ameritrust Insurance Company, Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company, dated January 1, 2006	(16)
10.37	Employment Agreement between Meadowbrook, Inc., and Meadowbrook Insurance Group, Inc. and Merton J. Segal, dated January 1, 2006	(15)
10.38	Executive Nonqualified Excess Plan, Plan Document, effective May 1, 2006	(17)
10.39	Executive Nonqualified Excess Plan Adoption Agreement, effective May 1, 2006	(17)

Exhibit		Filing
No.	Description	Basis

10.40	Executive Nonqualified Excess Plan, Rabbi Trust Agreement, between Meadowbrook, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company, dated March 30, 2006	(18)
10.41	Fourth Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., Crest Financial Corporation, and LaSalle Bank Midwest National Association, dated April 10, 2007	(19)
10.42	First Amendment to Promissory Note between Meadowbrook Insurance Group, Inc. and LaSalle Bank Midwest National Association, dated April 10, 2007	(19)
10.45	Management Services Agreement by and between Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., and Star Insurance Company, Williamsburg National Insurance Co., and Ameritrust Insurance Corporation, dated October 1, 2007
10.46	Management Services Agreement by and between Savers Property and Casualty Insurance Company and Meadowbrook, Inc., dated October 1, 2007
10.47	Amendment to Land Contract, between Meadowbrook Insurance Group, Inc., and MB Center II, LLC, dated January 31, 2008.
14	Compliance Program/Code of Conduct
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
28.1	Star Insurance Company’s 2007 Schedule P	(2)
28.2	Savers Property & Casualty Insurance Company’s 2007 Schedule P	(2)
28.3	Williamsburg National Insurance Company’s 2007 Schedule P	(2)
28.4	Ameritrust Insurance Corporation’s 2007 Schedule P	(2)
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Chief Financial Officer of the Corporation
99.1	Rights Agreement, dated as of September 30, 1999, by and between Meadowbrook Insurance Group, Inc. and First Chicago Trust Company of New York, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	(3)

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Submitted in paper format under separate cover; see Form SE filing.

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A filed with the Securities and Exchange Commission on October 12, 1999.

(4)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(5)	Filed as Exhibit to Form 10-K for the year ending December 31, 2002.

(6)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2003.

(7)	Filed as Exhibit to Form 10-K for the year ending December 31, 2003

(8)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2004 Proxy Statement.

(9)	Filed as Exhibit to Current Report on Form 8-K filed on November 18, 2004.

(10)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2004.

(11)	Filed as Exhibit to Form 10-K for the year ending December 31, 2004.

(12)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2005.

(13)	Filed as Exhibit to Current Report on Form 8-K filed on September 22, 2005.

(14)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2005.

(15)	Filed as Exhibit to Current Report on Form 8-K filed on March 9, 2006.

(16)	Filed as Exhibit to Form 10-K for the year ending December 31, 2005.

(17)	Filed as Exhibit to Current Report on Form 8-K filed on May 31, 2006.

(18)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2006.

(19)	Filed as Exhibit to Current Report on Form 8-K filed on April 12, 2007.

(20)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2007.

(21)	Filed as Exhibit to Current Report on Form 8-K filed on February 22, 2008.

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

Dated: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

** Merton J. Segal	Chairman and Director	March 17, 2008

Robert S. Cubbin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

** Joseph S. Dresner	Director	March 17, 2008

** Hugh W. Greenberg	Director	March 17, 2008

** Florine Mark	Director	March 17, 2008

** Robert H. Naftaly	Director	March 17, 2008

Signature	Title	Date

** David K. Page	Director	March 17, 2008

** Robert W. Sturgis	Director	March 17, 2008

** Bruce E. Thal	Director	March 17, 2008

** Herbert Tyner	Director	March 17, 2008

**By: Robert S. Cubbin Attorney-in-fact