Form 10-K/A
period 2007-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2008-03-20
CIK 949156

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
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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
Documents Incorporated by Reference
     None.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
EXHIBIT INDEX
SIGNATURES
Amended and Restated Bylaws of the Company
Certification of Karen M. Spaun, Chief Financial Officer, pursuant to Rule 13a-14(a), as revised
Certification of Robert S. Cubbin, Chief Executive Officer, pursuant to Rule 13a-14(a)
Certification of Karen M. Spaun, Chief Financial Officer, pursuant to Rule 13a-14(a)

MEADOWBROOK INSURANCE GROUP, INC.
Explanatory Note
     We are filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 17, 2008, for the purpose of filing a certain exhibit (Exhibit 3.2) which was inadvertently omitted from that filing and that is set forth below in Item 15. In addition, we are filing this amendment for the purpose of revising Exhibit 31.2, as originally filed with the Annual Report on Form 10-K filed on March 17, 2008, as it inadvertently referenced our Chief Financial Officer’s review of the quarterly report on Form 10-Q, rather than the annual report on Form 10-K. This Exhibit has been revised to reflect this correction.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as part of this Report:
3. Exhibits
See Exhibit Index.

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX

Exhibit		Filing
No.	Description	Basis

2.1	Agreement and Plan of Merger, between Meadowbrook Insurance Group, Inc., MBKPC Corp., a wholly-owned subsidiary of Meadowbrook, and ProCentury Corporation, dated February 20, 2008.	(21)

3.1	Amended and Restated Articles of Incorporation of the Company	(20)

3.2	Amended and Restated Bylaws of the Company

4.1	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(6)

4.2	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc. and LaSalle Bank National Association, dated as of September 16, 2005	(13)

10.1	Meadowbrook Insurance Group, Inc. Amended and Restated 1995 Stock Option Plan	(8)

10.2	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994	(1)

10.3	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement	(4)

10.4	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan	(8)

10.5	Agency Agreement by and between Meadowbrook, Inc., Preferred Insurance Agency, Inc., TPA Insurance Agency, Inc., Preferred Comp Insurance Agency of New Hampshire, TPA Insurance Agency of New Hampshire, Inc., Meadowbrook of Nevada, Inc., d/b/a Meadowbrook Insurance Services, Meadowbrook of Florida, Inc., Association Self-Insurance Services, Inc., Commercial Carriers Insurance Agency, Inc., and Star Insurance Company, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation, dated January 1, 2003.	(5)

10.6	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust I, and Dekania CDO I, Ltd., dated September 30, 2003.	(6)

10.7	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees Named Herein, dated September 30, 2003.	(6)

10.8	Guaranty Agreement between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(6)

10.9	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2004.	(7)

10.10	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2004.	(7)

10.11	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan.	(10)

10.12	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004.	(10)

10.13	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated May 26, 2004.	(10)

10.14	Land Contract between Meadowbrook Insurance Group, Inc. and MB Center II LLC, dated July 15, 2004.	(10)

10.15	Loan Agreement by and between Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Star Insurance Company, Williamsburg National Insurance Company, Meadowbrook Insurance Group, Inc., and Meadowbrook, Inc., dated September 1, 2004.	(11)

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit		Filing
No.	Description	Basis

10.16	Credit Agreement among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004.	(9)

10.17	Revolving Note among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004.	(9)

10.18	Security Agreement among Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association dated as of November 12, 2004.	(9)

10.19	Form of Nonqualified Stock Option Agreement under the Meadowbrook Insurance Group, Inc., Stock Option Plan, dated February 21, 2003.	(11)

10.20	Lease Agreement between Meadowbrook Insurance Group, Inc. and Meadowbrook, Inc., dated December 6, 2004.	(11)

10.21	Master Lease Agreement between LaSalle National Leasing Corporation and Meadowbrook Insurance Group, Inc., dated December 30, 2004.	(11)

10.22	Promissory Note between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(11)

10.23	Commercial Mortgage between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(11)

10.24	Assignment of Leases and Rents between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(11)

10.25	Form of At-Will Employment and Severance Agreement by and among Meadowbrook, Inc., Meadowbrook Insurance Group, Inc., and Karen M. Spaun, Stephen Belden, Robert C. Spring, Archie S. McIntyre, Arthur C. Pletz, Randolph W. Fort, Angelo L. Williams, Susan L. Cubbin, and Kenn R. Allen, dated January 1, 2005, Steven C. Divine dated March 1, 2006, and James M. Mahoney and Joseph E. Mattingly dated August 1, 2007.	(11)

10.26	Amendment to Demand Note Addendum among the Company and Robert S. Cubbin and Kathleen D. Cubbin, dated February 17, 2005.	(11)

10.27	Reciprocal Easement and Operation Agreement between Meadowbrook Insurance Group, Inc. and MB Center II, LLC, dated May 9, 2005.	(12)

10.28	First Amendment to Land Contract between MB Center II, LLC and Meadowbrook Insurance Group, Inc., dated May 20, 2005.	(12)

10.29	Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association, dated May 20, 2005.	(12)

10.30	Second Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and Standard Federal Bank National Association, dated September 8, 2005.	(14)

10.31	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust II, and Merrill Lynch International, dated as of September 16, 2005.	(13)

10.32	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., LaSalle Bank National Association, Christiana Bank & Trust Company, and The Administrative Trustees Named Herein, dated as of September 16, 2005.	(13)

10.33	Guarantee Agreement between Meadowbrook Insurance Group, Inc., and LaSalle Bank National Association, dated as of September 16, 2005.	(13)

10.34	Convertible Note between Meadowbrook Insurance Group, Inc. and Renaissance Insurance Group, LLC, dated December 20, 2005.	(16)

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit		Filing
No.	Description	Basis

10.35	Third Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc. and LaSalle Bank Midwest National Association, dated December 28, 2005.		(16)

10.36	Inter-Company Reinsurance Agreement by and between Star Insurance Company and Ameritrust Insurance Company, Savers Property and Casualty Insurance Company, and Williamsburg National Insurance Company, dated January 1, 2006.		(16)

10.37	Employment Agreement between Meadowbrook, Inc., and Meadowbrook Insurance Group, Inc. and Merton J. Segal, dated January 1, 2006.		(15)

10.38	Executive Nonqualified Excess Plan, Plan Document, effective May 1, 2006.		(17)

10.39	Executive Nonqualified Excess Plan Adoption Agreement, effective May 1, 2006.		(17)

10.40	Executive Nonqualified Excess Plan, Rabbi Trust Agreement, between Meadowbrook, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company, dated March 30, 2006.		(18)

10.41	Fourth Amendment to Credit Agreement between Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., Crest Financial Corporation, and LaSalle Bank Midwest National Association, dated April 10, 2007.		(19)

10.42	First Amendment to Promissory Note between Meadowbrook Insurance Group, Inc. and LaSalle Bank Midwest National Association, dated April 10, 2007.		(19)

10.45	Management Services Agreement by and between Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., and Star Insurance Company, Williamsburg National Insurance Co., and Ameritrust Insurance Corporation, dated October 1, 2007.		*

10.46	Management Services Agreement by and between Savers Property and Casualty Insurance Company and Meadowbrook, Inc., dated October 1, 2007.		*

10.47	Amendment to Land Contract between Meadowbrook Insurance Group, Inc. and MB Center II, LLC, dated January 31, 2008.		*

14	Compliance Program / Code of Conduct		*

21	List of Subsidiaries		*

23	Consent of Independent Registered Public Accounting Firm		*

24	Power of Attorney		*

28.1	Star Insurance Company’s 2007 Schedule	P	(2)

28.2	Savers Property & Casualty Insurance Company’s 2007 Schedule	P	(2)

28.3	Williamsburg National Insurance Company’s 2007 Schedule	P	(2)

28.4	Ameritrust Insurance Corporation’s 2007 Schedule	P	(2)

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).		*

31.2	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a), as revised.

31.3	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.4	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit		Filing
No.	Description	Basis

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.	*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Chief Financial Officer of the Corporation.	*

99.1	Rights Agreement, dated as of September 30, 1999, by and between Meadowbrook Insurance Group, Inc. and First Chicago Trust Company of New York, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	(3)

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Submitted in paper format under separate cover; see Form SE filing.

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A filed with the Securities and Exchange Commission on October 12, 1999.

(4)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(5)	Filed as Exhibit to Form 10-K for the year ending December 31, 2002.

(6)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2003.

(7)	Filed as Exhibit to Form 10-K for the year ending December 31, 2003

(8)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2004 Proxy Statement.

(9)	Filed as Exhibit to Current Report on Form 8-K filed on November 18, 2004.

(10)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2004.

(11)	Filed as Exhibit to Form 10-K for the year ending December 31, 2004.

(12)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2005.

(13)	Filed as Exhibit to Current Report on Form 8-K filed on September 22, 2005.

(14)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2005.

(15)	Filed as Exhibit to Current Report on Form 8-K filed on March 9, 2006.

(16)	Filed as Exhibit to Form 10-K for the year ending December 31, 2005.

(17)	Filed as Exhibit to Current Report on Form 8-K filed on May 31, 2006.

(18)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2006.

(19)	Filed as Exhibit to Current Report on Form 8-K filed on April 12, 2007.

(20)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2007.

(21)	Filed as Exhibit to Current Report on Form 8-K filed on February 22, 2008.

*	Previously filed as Exhibit to Form 10-K for the period ending December 31, 2007, as filed on March 17, 2008.

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

Dated: March 20, 2008