Form 10-Q
period 2008-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2008-05-12
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 2, 2008 was 37,021,032.

PART 1 — FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31,

	2008	2007
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$83,971	$81,551
Ceded	(17,949)	(16,347)

Net earned premiums	66,022	65,204
Net commissions and fees	12,031	11,551
Net investment income	7,148	6,156
Net realized losses	(31)	(6)

Total revenues	85,170	82,905

Expenses
Losses and loss adjustment expenses	48,739	50,002
Reinsurance recoveries	(11,078)	(13,356)

Net losses and loss adjustment expenses	37,661	36,646
Salaries and employee benefits	12,755	13,532
Policy acquisition and other underwriting expenses	13,147	13,643
Other administrative expenses	8,832	7,393
Amortization expense	1,551	144
Interest expense	1,311	1,488

Total expenses	75,257	72,846

Income before taxes and equity earnings	9,913	10,059

Federal and state income tax expense	2,911	3,149
Equity earnings of affiliates	56	13

Net income	$7,058	$6,923

Earnings Per Share
Basic	$0.19	$0.23
Diluted	$0.19	$0.23
Weighted average number of common shares
Basic	37,012,104	29,344,293
Diluted	37,103,270	29,465,807
Dividends paid per common share	$0.02	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31,

	2008	2007
	(Unaudited)
	(In thousands)

Net income	$7,058	$6,923
Other comprehensive income, net of tax:
Unrealized gains on securities	1,789	380
Net deferred derivative loss — hedging activity	(449)	(76)
Less: reclassification adjustment for losses included in net income	65	18

Other comprehensive income, net of tax	1,405	322

Comprehensive income	$8,463	$7,245

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share data)

ASSETS
Debt securities available for sale, at fair value (amortized cost of $581,250 and $604,829)	$590,030	$610,756
Cash and cash equivalents	50,012	40,845
Accrued investment income	6,776	6,473
Premiums and agent balances receivable, net	94,611	87,341
Reinsurance recoverable on:
Paid losses, net of allowances	(239)	1,053
Unpaid losses	198,031	198,461
Prepaid reinsurance premiums	18,883	17,763
Deferred policy acquisition costs	28,420	26,926
Deferred federal income taxes	15,268	14,936
Goodwill	53,030	43,497
Other assets	76,005	65,915

Total assets	$1,130,827	$1,113,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$545,521	$540,002
Unearned premiums	160,424	153,927
Debentures	55,930	55,930
Accounts payable and accrued expenses	20,761	22,604
Reinsurance funds held and balances payable	15,862	16,416
Payable to insurance companies	5,899	6,231
Other liabilities	16,515	16,962

Total liabilities	820,912	812,072

Common stock, $0.01 stated value; authorized 75,000,000 shares; 37,021,032 and 36,996,287 shares issued and outstanding	370	370
Additional paid-in capital	194,913	194,621
Retained earnings	110,593	104,274
Note receivable from officer	(865)	(870)
Accumulated other comprehensive income	4,904	3,499

Total shareholders’ equity	309,915	301,894

Total liabilities and shareholders’ equity	$1,130,827	$1,113,966

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,

	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$7,058	$6,923
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of other intangible assets	1,551	144
Amortization of deferred debenture issuance costs	118	59
Depreciation of furniture, equipment, and building	745	738
Net accretion of discount and premiums on bonds	696	690
Loss on sale of investments	100	28
Gain on sale of fixed assets	(22)	(22)
Stock-based employee compensation	—	2
Incremental tax benefits from stock options exercised	(80)	(131)
Long term incentive plan expense	209	65
Deferred income tax (benefit) expense	(1,089)	443
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(7,270)	(9,541)
Reinsurance recoverable on paid and unpaid losses	1,722	(3,685)
Prepaid reinsurance premiums	(1,120)	(1,186)
Deferred policy acquisition costs	(1,494)	(1,711)
Other assets	(921)	753
Increase (decrease) in:
Losses and loss adjustment expenses	5,519	13,756
Unearned premiums	6,497	7,953
Payable to insurance companies	(332)	(2,715)
Reinsurance funds held and balances payable	(554)	3,938
Other liabilities	(2,490)	651

Total adjustments	1,785	10,229

Net cash provided by operating activities	8,843	17,152

Cash Flows From Investing Activities
Purchases of debt securities available for sale	(22,037)	(70,135)
Proceeds from sales and maturities of debt securities available for sale	44,797	50,740
Capital expenditures	(664)	(927)
Purchase of books of business	(229)	(75)
Acquisition of remaining economics of U.S. Specialty Underwriters, Inc.	(20,971)	—
Other investing activities	(224)	(241)

Net cash provided by (used in) investing activities	673	(20,638)

Cash Flows From Financing Activities
Proceeds from lines of credit	—	5,900
Payment of lines of credit	—	(2,500)
Book overdraft	326	423
Dividend paid on common stock	(740)	—
Stock options exercised	4	85
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	—	(1,841)
Incremental tax benefits from stock options exercised	80	131
Other financing activities	(19)	(73)

Net cash (used in) provided by financing activities	(349)	2,125

Net increase (decrease) in cash and cash equivalents	9,167	(1,361)
Cash and cash equivalents, beginning of period	40,845	42,876

Cash and cash equivalents, end of period	$50,012	$41,515

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1	— Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation (which are collectively referred to as the “Insurance Company Subsidiaries”), and Preferred Insurance Company, Ltd.(“PICL”). The consolidated financial statements also include Meadowbrook, Inc. (“Meadowbrook”), Crest Financial Corporation, and their subsidiaries. As of December 31, 2007, PICL was deregulated under Bermuda law and merged into Meadowbrook’s subsidiary, Meadowbrook Risk Management, Ltd. On January 31, 2008, PICL was legally dissolved.

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its annual report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2007.

The Company’s Note 9 — Segment Information of the Notes to Consolidated Financial Statements for the three months ended March 31, 2007, previously reported, had a change in allocation. The agency operations of the Company’s segment information include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The allocation for Insurance & Benefits Consultants, a division of the Company’s insurance agency, was previously included in specialty risk management operations. The effect of this reclassification was a reduction in agency operations pre-tax income and an increase in specialty risk management operations pre-tax income for the three months ended March 31, 2007 of $67,000. The Company’s Note 9 — Segment Information for the three months ended March 31, 2007 has been restated to reflect this reclassification.

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

For the three months ending March 31, 2008, total assumed written premiums were $1.6 million, of which $800,000, relates to assumed business the Company manages directly. The remaining $800,000 of assumed written premiums relates to residual markets and mandatory assumed pool business. For the three months ending March 31, 2007, total assumed written premiums were $23.4 million, of which $21.7 million related to assumed business the Company managed directly.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, certain premiums are subject to retrospective premium adjustments. Premium is recognized over the term of the insurance contract. For the three months ended March 31, 2008, the Company recorded a $1.8 million adjustment to reduce a premium accrual associated with a discontinued retrospectively rated policy with one of its risk sharing partners.

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

Outstanding options of 68,250 and 99,937 for the periods ended March 31, 2008 and 2007, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 239 and 112,248 for the three months ended March 31, 2008 and 2007, respectively. Shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 90,927 and 9,266 for the three months ended March 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value measures on earnings. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 in the first quarter of 2008 and appropriate disclosures are provided in Note 5.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities the option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis as of specified election dates. This election is irrevocable as to specific assets and liabilities. The objective of SFAS No. 159 is to improve financial reporting and reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for existing eligible items under SFAS No. 159; therefore it did not impact its consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides revised guidance on how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the provisions of SFAS No. 141(R) to have a material impact on its consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51.” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of SFAS No. 160, but believes the adoption of SFAS No. 160 will not impact its consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”(“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the impact of SFAS No. 161, but believes the adoption of SFAS No. 161 will not materially impact its consolidated financial condition or results of operations, but may require additional disclosures related to any derivative or hedging activities of the Company.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of this FSP, but believes it will not materially impact its consolidated financial condition or results of operations.

NOTE 2 —	Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan

Stock Options

The Company has two plans under which it has issued stock options, its 1995 and 2002 Amended and Restated Stock Option Plans (the “Plans”). Currently, the Plans’ have either five or ten-year option terms and are exercisable

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and vest in equal increments over the option term. Since 2003, the Company has not issued any new stock options to employees.

The following is a summary of the Company’s stock option activity and related information for the three months ended March 31, 2008:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding as of December 31, 2007	132,052	$14.51
Exercised	(31,745)	$2.17
Expired and/or forfeited	(30,557)	$24.69

Outstanding as of March 31, 2008	69,750	$15.67

Exercisable as of March 31, 2008	43,880	$15.73

The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Options	Life (Years)	Price	Options	Price

$6.48	1,500	2.7	$6.48	1,000	$6.48
$10.91 to $24.6875	68,250	1.8	$15.67	42,880	$15.73

	69,750	1.9	$15.67	43,880	$15.73

Compensation expense of $0 and $2,000 has been recorded in the three months ended March 31, 2008 and 2007 under SFAS No. 123(R), respectively. As of March 31, 2007, the Company had fully expensed all of its current outstanding stock options.

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

At March 31, 2008, the Company had $1.1 million and $981,000 accrued for the cash and stock award, respectively, for all plan years under the LTIP. Of the $2.1 million accrued for the LTIP, $484,000 relates to the cash

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion accrued for the 2004-2006 plan years and the remainder relates to the 2007-2009 plan years. The stock portion for the 2004-2006 plan years was fully expensed as of December 31, 2006 and the cash portion of the award is being expensed over a five-year period. At December 31, 2007, the Company had $1.6 million and $772,000 accrued for the cash and stock award, respectively, for all plan years under the LTIP. Shares related to the Company’s LTIP included in diluted earnings per share were 90,927 and 9,266 for the three months ended March 31, 2008 and 2007, respectively.

Deferred Compensation Plan

The Company maintains an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company maintains the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess Plan is intended to be an unfunded plan and maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. At March 31, 2008 and December 31, 2007, the Company had $855,000 and $644,000 accrued for the Excess Plan, respectively.

NOTE 3 —	Reinsurance

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

At March 31, 2008 and December 31, 2007, the Company had reinsurance recoverables for paid and unpaid losses of $197.8 million and $199.5 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In regard to the Company’s excess-of-loss reinsurance, the Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company generally does not seek collateral where the reinsurer is rated “A−” or better by A.M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. As of March 31, 2008, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A+” A.M. Best rating and accounts for 40.5% of the total recoverable for paid and unpaid losses.

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

The Company has historically maintained an allowance for the potential exposure to uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. The following table sets forth the Company’s exposure to uncollectible reinsurance and related allowances as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008			December 31, 2007
	Non Risk	Risk		Non Risk	Risk
	Sharing(1)	Sharing(2)	Total	Sharing(1)	Sharing(2)	Total

Gross exposure	$4,984	$8,674	$13,658	$4,959	$7,150	$12,109
Collateral or other security	(8)	(4,628)	(4,636)	(1)	(3,114)	(3,115)
Allowance	(4,899)	(3,263)	(8,162)	(4,873)	(3,268)	(8,141)

Net exposure	$77	$783	$860	$85	$768	$853

(1)	Balances related to two unaffiliated insurance companies, which are under regulatory liquidation or control, for which allowances have been established; all other admitted reinsurers have an A.M. Best rating of “A-” or better.

(2)	Balances related to risk-sharing partners, which have either captive or rent-a-captive quota-share reinsurance contracts with the Company.

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

Under the workers’ compensation reinsurance treaty, reinsurers are responsible for 100% of each loss in excess of $350,000, up to $5.0 million for each claimant, on losses occurring prior to April 1, 2005. The Company increased its retention from $350,000 to $750,000, for losses occurring on or after April 1, 2005 and to $1.0 million for losses occurring on or after April 1, 2006. In addition, there is coverage for loss events involving more than one claimant up to $75.0 million per occurrence in excess of retentions of $1.0 million. In a loss event involving more than one claimant, the per claimant coverage is $10.0 million in excess of retentions of $1.0 million.

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

Under the property reinsurance treaty, reinsurers are responsible for 100% of the amount of each loss in excess of $500,000, up to $5.0 million per location. In addition, there is coverage for loss events involving multiple locations up to $25.0 million after the Company has incurred $750,000 in loss.

On May 1, 2007, the Company renewed its existing reinsurance agreement that provides reinsurance coverage for policies written in the Company’s public entity excess liability program. The agreement provides reinsurance coverage of $4.0 million in excess of $1.0 million for each occurrence in excess of the policyholder’s self-insured retention.

In addition, the Company maintains a reinsurance agreement that provides $10.0 million in excess of $5.0 million for each occurrence, which is above the underlying $5.0 million of coverage for the Company’s public entity excess liability program. Under this agreement, reinsurers are responsible for 100% of each loss in excess of $5.0 million for all lines, except workers’ compensation, which is covered by the Company’s core catastrophic workers’ compensation treaty structure up to $50.0 million per occurrence.

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

At March 31, 2008 and December 31, 2007, the Company did not have an outstanding balance on the revolving line of credit.

The revolving line of credit provides for interest at a variable rate based, at the Company’s option, upon either a prime-based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee of 15 basis points on any unused balance. On prime-based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 75 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to the Company from subsidiaries during such period (“Adjusted EBITDA”). At March 31, 2008, the Company did not have any LIBOR-based borrowings outstanding.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of March 31, 2008, the Company was in compliance with these covenants.

Senior Debentures

In April 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. At March 31, 2008, the interest rate was 7.07%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $390,000 of commissions paid to the placement agents.

In May 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. At March 31, 2008, the interest rate was 7.29%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $360,000 of commissions paid to the placement agents.

The Company contributed $9.9 million of the proceeds to its Insurance Company Subsidiaries and the remaining proceeds were used for general corporate purposes.

The issuance costs associated with these debentures have been capitalized and are included in other assets on the accompanying balance sheets. From the time of issuance through June 30, 2007, these issuance costs were being amortized over a seven year period as a component of interest expense. The seven year amortization period represented management’s best estimate of the estimated useful life of the bonds related to the senior debentures at that time. Beginning July 1, 2007, the Company reevaluated its best estimate and determined a five year amortization period to be a more accurate representation of the estimated useful life. Therefore, this change in amortization period from seven years to five years has been applied prospectively commencing July 1, 2007.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Junior Subordinated Debentures

In September 2005, Meadowbrook Capital Trust II (the “Trust II”), an unconsolidated subsidiary trust of the Company, issued $20.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $20.6 million in junior subordinated debentures, which includes the Company’s investment in the trust of $620,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. At March 31, 2008, the interest rate was 6.38%. These debentures are callable by the Company at par beginning in October 2010.

The Company received $19.4 million in net proceeds, after the deduction of approximately $600,000 of commissions paid to the placement agents in the transaction.

The Company contributed $10.0 million of the proceeds from the issuance of these debentures to its Insurance Company Subsidiaries and the remaining proceeds were used for general corporate purposes.

In September 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable TPS to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three- month LIBOR, plus 4.05%. At March 31, 2008, the interest rate was 6.75%. These debentures are callable by the Company at par beginning in October 2008.

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

The issuance costs associated with the junior subordinated debentures have been capitalized and are included in other assets on the balance sheet. From the time of issuance through June 30, 2007, these issuance costs were being amortized over a seven year period as a component of interest expense. The seven year amortization period represented management’s best estimate of the estimated useful life of the bonds related to the junior subordinated debentures at that time. Beginning July 1, 2007, the Company reevaluated its best estimate and determined a five year amortization period to be a more accurate representation of the estimated useful life. Therefore, this change in amortization period from seven years to five years has been applied prospectively commencing July 1, 2007.

NOTE 5 —	Fair Value Measurements

The Company’s available-for-sale investment portfolio consists of debt securities, which are recorded at fair value in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The change in fair value of these investments is recorded as a component of other comprehensive income. In addition, the Company has two interest rate swaps that are designated as cash flow hedges, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Company records these interest rate swap

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income.

The Company adopted SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” effective January 1, 2008. Under this standard the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159. Therefore, the adoption of SFAS No. 159 did not have any impact on its consolidated financial condition or results of operations. The Company does not plan to, but could at a future date acquire assets or liabilities that are reported using the fair value option provided under SFAS No. 159.

The Company adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a framework for measuring fair value, and expands disclosures about the use of fair value to allow users of financial statements to assess the relative reliability of fair value measurements. The Company determined that its fair value measurements are in accordance with the requirements of SFAS No. 157 and that the adoption of SFAS 157 did not have any impact on its consolidated financial condition or results of operations. However, the implementation of SFAS No. 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.

SFAS No. 157 establishes a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participants’ assumptions (“unobservable inputs”). The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based upon its assessment of the transparency and reliability of the inputs used in the valuation as of the measurement date. The three hierarchy levels are defined as follows:

•	Level 1 — Observable unadjusted quoted prices in active markets for identical securities.

The Company did not have any reportable securities, which were classified as a Level 1 input.

•	Level 2 — Observable inputs other than quoted prices in active markets for identical securities, including: quoted prices in active markets for similar securities; quoted prices for identical or similar securities in markets that are not active; inputs other than quoted prices that are observable for the security, e.g., interest rates, yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, credit risks, default rates; inputs derived from or corroborated by observable market data by correlation or other means.

The fair values of substantially all of the Company’s fixed income securities were based on Level 2 inputs.

The fair values of the Company’s interest rate swaps were based on Level 2 inputs.

•	Level 3 — Unobservable inputs, including the reporting entity’s own data, e.g., cash flow estimates, as long as there are no contrary data indicating market participants would use different assumptions.

The hierarchy level of fair value measurement for one of the Company’s securities based on a broker-quote was determined to be within Level 3 due to the limited availability of corroborating market data.

The fair values of debt securities were based on market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid, and other market information and price quotes from well established independent broker-dealers. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the SFAS No. 157 valuation hierarchy as of March 31, 2008 (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$590,030	$—	$588,385	$1,645
Derivative — interest rate swaps	$(1,235)	$—	$(1,235)	$—

The following table presents changes in Level 3 available-for-sale investments measured at fair value on a recurring basis for the three months ended March 31, 2008 (in thousands):

Fair Value
Measurement
Using Significant
Unobservable
Inputs - Level 3

Balance as of December 31, 2007	$—
Total gains or losses (realized/unrealized) included in earnings	—
Included in other comprehensive income	(28)
Purchases, issuances and settlements	1,673
Transfers in and out of Level 3	—

Balance as of March 31, 2008	$1,645

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(28)

NOTE 6 —	Derivative Instruments

In October 2005, the Company entered into two interest rate swap transactions to mitigate its interest rate risk on $5.0 million and $20.0 million of the Company’s senior debentures and trust preferred securities, respectively. The Company accrues for these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended (“SFAS No. 133”). These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is being recognized as an adjustment to interest expense.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly floating rate payments to the Company, referencing the same notional amount, based on the three-month LIBOR, plus 3.58%.

In relation to the above interest rate swaps, the net interest income received for the three months ended March 31, 2008, was approximately $16,000. The net interest income received for the three months ended March 31, 2007, was approximately $38,000. The total fair value of the interest rate swaps as of March 31, 2008 and December 31, 2007, was approximately ($1.2 million) and ($545,000), respectively. Accumulated other comprehensive income at March 31, 2008 and December 31, 2007, included the accumulated loss on the cash flow hedge, net of taxes, of ($449,000) and ($484,000), respectively.

In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At March 31, 2008, the estimated fair value of the derivative was not material to the financial statements.

NOTE 7 —	Shareholders’ Equity

At March 31, 2008, shareholders’ equity was $309.9 million, or a book value of $8.37 per common share, compared to $301.9 million, or a book value of $8.16 per common share, at December 31, 2007.

In October 2007, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares, or approximately 3%, of its common stock in market transactions for a period not to exceed twenty-four months. For the three months ended March 31, 2008 and for the year ended December 31, 2007, the Company did not repurchase any common stock. As of March 31, 2008, the Company has available up to 1,000,000 shares to be purchased.

On February 8, 2008, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend was payable on March 31, 2008, to shareholders of record as of March 14, 2008. On April 25, 2008, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share. This dividend is payable on June 2, 2008, to shareholders of record as of May 16, 2008. The Company’s Board of Directors did not declare any dividends in 2007.

When evaluating the declaration of a dividend, the Company’s Board of Directors considers a variety of factors, including but not limited to, cash flow, liquidity needs, results of operations and its overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its Insurance Company Subsidiaries. The Company did not receive any dividends from its Insurance Company Subsidiaries during the three months ended March 31, 2008 or in 2007. Refer to Note 8 — Regulatory Matters and Rating Issues for additional information regarding dividend restrictions.

NOTE 8 —	Regulatory Matters and Rating Issues

A significant portion of the Company’s consolidated assets represent assets of its Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Regulation (“OFIR”) restricts the amount of funds that may be transferred to the holding company in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend capability is based on the combined Insurance Company Subsidiaries’ surplus. At March 31, 2008 and December 31, 2007, Star’s earned surplus position was positive $48.9 million and $33.7 million, respectively. Based upon Star’s statutory financial statements as of December 31, 2007, Star would have the potential to pay a dividend of up to $18.8 million without the prior approval of OFIR. No statutory dividends were paid in 2007 or during the three months ended March 31, 2008.

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of March 31, 2008, on a statutory combined basis, the gross and net premium leverage ratios were 1.8 to 1.0 and 1.4 to 1.0, respectively.

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

At December 31, 2007, each of the Company’s Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required. At March 31, 2008 and December 31, 2007, Star’s statutory surplus was $195.4 million and $188.4 million, respectively.

NOTE 9 —	Segment Information

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

The following table sets forth the segment results (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007

Revenues
Net earned premiums	$66,022	$65,204
Management fees	6,032	4,875
Claims fees	2,180	2,204
Loss control fees	510	599
Reinsurance placement	296	333
Investment income	6,970	5,930
Net realized losses	(31)	(6)

Specialty risk management	81,979	79,139
Agency operations	3,328	3,885
Holding Company interest income earned	178	226
Intersegment revenue	(315)	(345)

Consolidated revenue	$85,170	$82,905

Pre-tax income:
Specialty risk management	$12,912	$11,320
Agency operations(1)	763	1,227
Non-allocated expenses	(3,762)	(2,488)

Consolidated pre-tax income	$9,913	$10,059

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended March 31, 2008 and 2007, the allocation of corporate overhead to the agency operations segment was $753,000 and $786,000, respectively. These balances include an allocation to our Insurance & Benefit Consultants agency business that was previously allocated to specialty risk management operations. For the three months ended March 31, 2007, pre-tax income for agency operations was overstated and specialty risk management was understated by $67,000, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007

Holding company expenses	$(900)	$(856)
Amortization	(1,551)	(144)
Interest expense	(1,311)	(1,488)

	$(3,762)	$(2,488)

NOTE 10 —	Income Taxes

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

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of March 31, 2008 and December 31, 2007, the Company had no amounts of accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Tax returns for all years after 2003 are subject to future examination by tax authorities.

NOTE 11 —	Commitments and Contingencies

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	Acquisitions

In April 2007, the Company acquired the business of U.S. Specialty Underwriters, Inc. (“USSU”) for a purchase price of $23.0 million. Goodwill associated with this acquisition was approximately $12.0 million. In addition, the Company recorded an increase to other intangible assets of approximately $9.5 million. These other intangible assets relate to customer relationships acquired with the acquisition.

In addition, the Company entered into a Management Agreement with the former owners of USSU. Under the terms of the Management Agreement, the former owners were responsible for certain aspects of the daily administration and management of the USSU business. Their consideration for the performance of these duties was in the form of a management fee payable by the Company based on a share of net income before interest, taxes, depreciation, and amortization. The Company retained the option to terminate the Management Agreement, at its discretion, based on a multiple of the management fee calculated for the trailing twelve months.

Effective January 31, 2008, the Company exercised its option to purchase the remainder of the economics related to the acquisition of the USSU business, by terminating the Management Agreement with the former owners for a payment of $21.5 million. As a result of this purchase, the Company recorded an increase to other intangible assets of approximately $11.4 million and an increase to goodwill of approximately $10.1 million.

NOTE 13 —	Subsequent Events

On April 11, 2008, the Company filed a Registration Statement on Form S-4 in conjunction with its merger announcement on February 20, 2008, of ProCentury Corporation. Subsequent to the filing of the Registration Statement on Form S-4, the Company received a “no review” letter from the United States Securities and Exchange Commission. In addition, the Company has filed all the applicable state regulatory filings in relation to the merger.

On April 21, 2008, the Company entered into three interest rate swap transactions to mitigate its interest rate risk on $30.0 million of the Company’s senior debentures and trust preferred securities. The Company will recognize these transactions in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective transactions under SFAS No. 133. In accordance with SFAS No. 133, beginning April 21, 2008, these interest rate swap transactions are recorded at fair value on the balance sheet and any changes in their fair value are accounted for within other comprehensive income. The interest differential to be paid or received will be accrued and recognized as an adjustment to interest expense.

The first interest rate swap transaction, which relates to $7.0 million of the Company’s $12.0 million issuance of senior debentures, has an effective date of April 21, 2008 and ending May 24, 2011. The Company is required to make certain quarterly fixed rate payments calculated on a notional amount of $7.0 million, non-amortizing, based on a fixed annual interest rate of 7.72%. The counterparty is obligated to make quarterly floating rate payments to the Company referencing the same notional amount, based on the three-month LIBOR, plus 4.20%.

The second interest rate swap transaction, which relates to $10.0 million of the Company’s $10.0 million issuance of trust preferred securities, has an effective date of April 21, 2008 and ending June 30, 2013. The Company is required to make quarterly fixed rate payments calculated on a notional amount of $10.0 million, non-amortizing, based on a fixed annual interest rate of 8.02%. The counterparty is obligated to make quarterly floating rate payments to the Company referencing the same notional amount, based on the three-month LIBOR, plus 4.05%.

The third interest rate swap transaction, which relates to $13.0 million of the Company’s $13.0 million issuance of senior debentures, has an effective date of April 21, 2008 and ending April 29, 2013. The Company is required to make quarterly fixed rate payments calculated on a notional amount of $13.0 million, non-amortizing, based on a fixed annual interest rate of 7.94%. The counterparty is obligated to make quarterly floating rate payments to the Company referencing the same notional amount, based on the three-month LIBOR, plus 4.00%.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarters ended March 31, 2008 and 2007

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our annual report on Form 10-K as filed with the United States Securities and Exchange Commission on March 17, 2008, are those that we consider to be our critical accounting estimates. For the three months ended March 31, 2008, there have been no material changes in regard to any of our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Executive Overview

Our results for the first quarter of 2008 reflected favorable underwriting results in comparison to 2007. This improvement reflects our continued selective growth, as well as our adherence to strict corporate underwriting guidelines, recognition of the anticipated expense savings from the elimination of the fronting fees paid prior to achievement of our A.M. Best upgrade to “A−” (Excellent), as well as a focus on current accident year price adequacy. The improvement in our underwriting results was also due to the further leveraging of our fixed costs, which helped to reduce our expense ratio. Our generally accepted accounting principles (“GAAP”) combined ratio improved 2.4 percentage points to 93.9% for the first quarter of 2008, from 96.3% in 2007. Net operating income, excluding amortization, increased 22.0% to $8.6 million, compared to $7.1 million in 2007.

Unconsolidated pre-tax income, excluding amortization, relating to our fee-for-service business, which includes management fees paid by our Insurance Company Subsidiaries, was $2.5 million, or a 10.9% margin for the three months ended March 31, 2008, compared to $3.9 million, or a 16.4% margin in 2007. This reduction was primarily the result of a $1.3 million reduction in intercompany commissions and fees, as we recognize our levering of fixed costs, by reducing the management fees paid by our Insurance Company Subsidiaries, as permitted by state insurance departments. The reduction in intercompany fees has the effect of reducing the unconsolidated GAAP expense ratio and the margin on the unconsolidated fee-for-service income. It does not impact our consolidated net income. In addition, the management fee paid to the former owners of USSU business also contributed to this decrease.

Gross written premium increased slightly in the first quarter of 2008 to $90.5 million, from $89.5 million in 2007. We are beginning to see growth in new business from programs implemented in late 2007 and early 2008. During the quarter, new business was up $5.0 million and we anticipate this growth to continue throughout the year as the annualized premiums of these programs are produced. Offsetting this growth, was the loss of one program in which our pricing and financial targets were higher than the competition and a $1.8 million adjustment to reduce a premium accrual associated with a discontinued retrospectively rated policy with one of our risk sharing partners. The current accrual for unbilled premium for retrospectively rated programs is approximately $414,000. The aggregate amount of premium written on these retrospectively rated programs represents two percent of our overall gross written premium.

Effective January 31, 2008, we exercised our option to purchase the remainder of the economics related to the acquisition of the USSU business in April 2007, by terminating the Management Agreement with the former owners for a payment of $21.5 million, which now completes the transaction. As a result of this purchase, we recorded an increase to other intangible assets of approximately $11.4 million and an increase to goodwill of approximately $10.1 million.

On February 20, 2008, we executed a definitive merger agreement with ProCentury Corporation (“ProCentury”) for a merger transaction valued at approximately $272.6 million in cash and stock to be paid to ProCentury shareholders. The merger is expected to expand and complement our specialty lines capabilities with ProCentury’s insurance professionals and product expertise in the excess and surplus lines market. We anticipate the transaction to be immediately accretive to earnings and book value. We anticipate the transaction to close in the third quarter of 2008.

On April 25, 2008, our Board of Directors declared a quarterly dividend of $0.02 per common share.

Results of Operations

Net income for the three months ended March 31, 2008, was $7.1 million, or $0.19 per dilutive share, compared to net income of $6.9 million, or $0.23 per dilutive share, for the comparable period of 2007. Net income for the three months ended March 31, 2008 included amortization expense of $1.6 million, compared to $144,000 in 2007. This increase of $1.4 million was offset by improvements in our expense ratio as we begin to see the impact of the elimination of the fronting fees associated with our prior use of an unaffiliated insurance carrier’s “A” rated policy forms, as well as our ability to further leverage our fixed costs. In addition, net investment income increased primarily as a result of positive operating cash flows and the net proceeds from our successful equity offering in July 2007. Offsetting these positive variables was a decline in our Michigan agency revenues in the mid to large accounts produced for non-affiliated insurance carriers. This reflects regional competition and a softer insurance market. The results were also impacted by a substantial increase in amortization expense related to the acquisition of the USSU business in 2007 and 2008, an increase in other administrative expenses related to the management fee paid to the former owners of USSU, which was eliminated effective January 31, 2008, as well as the previously mentioned $1.8 million adjustment to an accrual for retrospectively rated premium on one discontinued account. We continue to see favorable prior accident reserve development, as well as our selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy.

Revenues for the three months ended March 31, 2008, increased $2.3 million, or 2.7%, to $85.2 million, from $82.9 million for the comparable period in 2007. This increase reflects an $818,000 increase in net earned premiums. The increase in net earned premiums is primarily the result of overall growth within our existing programs due to new business we began writing in 2007, as well as selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. We experienced slight revenue growth within our fee-for-service revenue, primarily as a result of our acquisition of the USSU business in 2007, offset by lower agency commission revenue. Total fees received in the first quarter of 2008 as a result of this acquisition were $2.0 million. In addition, the increase in revenue reflects a $1.0 million increase in investment income, primarily the result of overall positive cash flow and the net proceeds received from our equity offering in July 2007.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for specialty risk management operations (in thousands):

	For the Three Months
	Ended
	March 31,
	2008	2007

Revenue:
Net earned premiums	$66,022	$65,204
Management fees	6,032	4,875
Claims fees	2,180	2,204
Loss control fees	510	599
Reinsurance placement	296	333
Investment income	6,970	5,930
Net realized losses	(31)	(6)

Total revenue	$81,979	$79,139

Pre-tax income
Specialty risk management operations	$12,912	$11,320

Revenues from specialty risk management operations increased $2.8 million, or 3.6%, to $81.9 million for the three months ended March 31, 2008 from $79.1 million for the comparable period in 2007.

Net earned premiums increased $818,000, or 1.3%, to $66.0 million for the three months ended March 31, 2008, from $65.2 million in the comparable period in 2007. This increase is primarily the result of overall growth within our existing programs due to new business we began writing in 2007, as well as selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. Slightly offsetting this increase, was the previously mentioned $1.8 million retrospectively rated premium accrual adjustment

Management fees increased $1.1 million, or 23.7%, to $6.0 million for the three months ended March 31, 2008, from $4.9 million for the comparable period in 2007. This increase is related to fees received as a result of our acquisition of the USSU business in the second quarter of 2007. Total fees received as a result of this acquisition were $2.0 million for the three months ended March 31, 2008. Slightly offsetting these fees was a slight decrease in fees related to a New England-based program, primarily related to a decrease in premium volume due to reduced rates in the self-insured markets on which the fees are based, because of mandatory rate reductions and an increase in competition.

Claim fees remained relatively flat for the three months ended March 31, 2008, compared to the comparable period in 2007.

Net investment income increased $1.0 million, or 17.5%, to $6.9 million in 2008, from $5.9 million in 2007. Average invested assets increased $105.5 million, or 19.5%, to $645.8 million in 2008, from $540.3 million in 2007.

The increase in average invested assets primarily relates to the positive cash flows from operations, resulting from favorable underwriting results, increased fee revenue, and the lengthening of the duration of our reserves. The increase in the duration of our reserves reflects the impact of growth in our excess liability business, which was implemented at the end of 2003. This type of business has a longer duration than the average reserves on our other programs and is now a larger proportion of reserves. In addition, the increase in average invested assets reflects cash flows from our equity offering in July. The average investment yield for 2008 was 4.43%, compared to 4.56% in 2007. The current pre-tax book yield was 4.39%. The current after-tax book yield was 3.33%, compared to 3.34% in 2007. The duration of the investment portfolio is 4.1 years at March 31, 2008, compared to 4.0 years at March 31, 2007.

Specialty risk management operations generated pre-tax income of $12.9 million for the three months ended March 31, 2008, compared to pre-tax income of $11.3 million for the comparable period in 2007. This increase in pre-tax income demonstrates a continued improvement in underwriting results as a result of prior accident reserve redundancies, our selective growth in premium, adherence to our strict underwriting guidelines, and our overall leveraging of fixed costs. In addition, this improvement was also attributable to an increase in net investment income. The GAAP combined ratio was 93.9% for the three months ended March 31, 2008, compared to 96.3% for the same period in 2007.

Net loss and loss adjustment expenses (“LAE”) increased $1.0 million, to $37.6 million for the three months ended March 31, 2008, from $36.6 million for the same period in 2007. Our loss and LAE ratio increased 0.4 percentage points to 61.7% for the three months ended March 31, 2008, from 61.3% for the same period in 2007. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The loss and LAE ratio of 61.7% includes favorable development of $2.9 million, or 4.3 percentage points, compared to favorable development of $2.2 million, or 3.4 percentage points in 2007. In addition, the previously mentioned $1.8 million retrospectively rated premium accrual adjustment added 1.2 percentage points to the net loss and LAE ratio for the three months ended March 31, 2008. Additional discussion of our reserve activity is described below within the Other Items  Reserves section.

Our expense ratio decreased 2.8 percentage points to 32.2% for the three months ended March 31, 2008, from 35.0% for the same period in 2007. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The decrease in our expense ratio reflects the anticipated decrease due to the elimination of the fronting fees paid in 2007 to an unaffiliated insurance carrier to use their “A” rated policy forms. In addition, we continue to leverage fixed costs as we are able to grow without adding to our staffing levels. These improvements were partially offset by the previously mentioned $1.8 million retrospectively rated premium accrual adjustment, which added 0.8 percentage points to the expense ratio.

Agency Operations

The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Three Months
	Ended
	March 31,
	2008	2007

Net commission	$3,328	$3,885
Pre-tax income(1)	$763	$1,227

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended March 31, 2008 and 2007, the allocation of corporate overhead to the agency operations segment was $753,000 and $786,000, respectively. These balances include an allocation to our Insurance & Benefit Consultants agency business that was previously allocated to specialty risk management operations. For the three months ended March 31, 2007, pre-tax income for agency operations was overstated and specialty risk management was understated by $67,000, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, decreased $557,000, or 14.3%, to $3.3 million for the three months ended March 31, 2008, from $3.9 million for the comparable period in 2007. This decrease primarily reflects regional competition and a softer insurance market within our mid to larger Michigan accounts.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $763,000 for the three months ended March 31, 2008, compared to $1.2 million for the comparable period in 2007. The decrease in the pre-tax income is primarily attributable to the decrease in agency commission revenue mentioned above.

Other Items

Reserves

At March 31, 2008, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $347.5 million. We established a reasonable range of reserves of approximately $320.1 million to $368.8 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$156,071	$172,790	$167,190
Commercial Multiple Peril/General Liability	81,724	102,814	91,429
Commercial Automobile	65,339	73,458	70,292
Other	16,924	19,694	18,579

Total Net Reserves	$320,058	$368,756	$347,490

(1)	Includes Residual Markets

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the three months ended March 31, 2008 and the year ended December 31, 2007.

For the three months ended March 31, 2008, we reported a decrease in net ultimate loss estimates for accident years 2007 and prior of $2.9 million, or 0.8% of $341.5 million of net loss and LAE reserves at December 31, 2007. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2008 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2007 and for the three months ended March 31, 2008. The major components of this change in ultimate loss estimates are as follows (in thousands):

	Reserves at	Incurred Losses			Paid Losses			Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	March 31,
Line of Business	2007	Year	Years	Incurred	Year	Years	Paid	2008

Workers’ Compensation	$141,359	$14,178	$(1,584)	$12,594	$(872)	$12,732	$11,860	$142,093
Residual Markets	25,428	2,107	(925)	1,182	741	772	1,513	25,097
Commercial Multiple Peril/General Liability	87,812	8,172	1,795	9,967	(278)	6,628	6,350	91,429
Commercial Automobile	69,426	11,879	(1,303)	10,576	1,044	8,666	9,710	70,292
Other	17,516	4,180	(838)	3,342	114	2,165	2,279	18,579

Net Reserves	341,541	$40,516	$(2,855)	$37,661	$749	$30,963	$31,712	347,490

Reinsurance Recoverable	198,461							198,031

Consolidated	$540,002							$545,521

		Re-estimated	Development
		Reserves at	as a
	Reserves at	March 31,	Percentage of
	December 31,	2008 on	Prior Year
Line of Business	2007	Prior Years	Reserves

Workers’ Compensation	$141,359	$139,775	−1.1%
Commercial Multiple
Peril/General Liability	87,812	89,607	2.0%
Commercial Automobile	69,426	68,123	−1.9%
Other	17,516	16,678	−4.8%

Sub-total	316,113	314,183	−0.6%
Residual Markets	25,428	24,503	−3.6%

Total Net Reserves	$341,541	$338,686	−0.8%

Workers’ Compensation Excluding Residual Markets  The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets decreased $1.6 million, or 1.1% of net workers’ compensation reserves. This net overall decrease reflects decreases of $665,000, $958,000, $473,000 and $433,000 in accident years 2006, 2005, 2004, and 2003, respectively. These decreases reflect better than expected experience for many of our workers’ compensation programs, including a Nevada, Florida, and a countrywide association program. Actual losses reported during the quarter were less than expected given the prior actuarial assumptions. These decreases were offset by an increase of $1.3 million in accident year 2007. This increase reflects greater than expected claim development on a Tennessee program and a Northeast program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril and General Liability  The commercial multiple peril line and general liability line of business had an increase in net ultimate loss estimates of $1.8 million, or 2.0% of net commercial multiple peril and general liability reserves. The net increase reflects increases of $473,000 and $749,000 in the ultimate loss estimates for accident years 2006 and 2004. These increases were due to greater than expected claim emergence in two discontinued programs and an excess liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile  The projected net ultimate loss estimate for the commercial automobile line of business decreased $1.3 million, or 1.9% of net commercial automobile reserves. This net overall decrease reflects decreases of $657,000 and $481,000 in accident years 2006 and 2004. These decreases primarily reflect better than expected case reserve development on two California-based programs. The change in ultimate loss estimates for all other accident years was insignificant.

Other  The projected net ultimate loss estimate for the other lines of business decreased $838,000, or 4.8% of net reserves. This net decrease reflects a reduction of $895,000 in the net ultimate loss estimate for accident year 2006. This decrease is due to better than expected case reserve development during the calendar year in a medical malpractice program and a Missouri program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets  The workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $925,000, or 3.6% of net reserves. This decrease reflects a reduction of $751,000 in accident year 2007. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

Salaries and Employee Benefits and Other Administrative Expenses

Salaries and employee benefits for the three months ended March 31, 2008, decreased $777,000, or 5.7%, to $12.8 million, from $13.5 million for the comparable period in 2007. This decrease primarily reflects a decrease in variable compensation as a result of an increase in our threshold targeted returns.

Other administrative expenses increased $1.4 million, or 19.5%, to $8.8 million, from $7.4 million for the comparable period in 2007. This increase is primarily the result of our acquisition of the USSU business in 2007, due to the management fee associated with the USSU business acquisition. In addition, there were various insignificant increases in other general operating expenses in comparison to 2007.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for the three months ended March 31, 2008, increased $1.4 million, to $1.6 million, from $144,000 for the comparable period in 2007. This increase in amortization expense primarily relates to the customer relationships acquired with the USSU business acquisition and our public entity excess book of business in 2007.

Interest Expense

Interest expense remained relatively consistent in comparison to 2007. Interest expense for the three months ended March 31, 2008, decreased $177,000, or 11.9%, to $1.3 million, from $1.5 million for the comparable period in 2007. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our line of credit. The average outstanding balance on our line of credit during the three months ending March 31, 2008, was zero, compared to $9.6 million for the same period in 2007. The average interest rate, excluding the debentures, was 0.0% in 2008, compared to 6.7% in 2007.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the three months ended March 31, 2008, was $2.9 million, or 29.4% of income before taxes. For the same period last year, we reflected an income tax expense of $3.1 million, or 31.3% of income before taxes. The decrease in the effective tax rate from 2007 to 2008 reflects a higher contribution of investment income to pre-tax income. Investment income represented 72.1% of pre-tax income in the first quarter of 2008, compared to 61.2% in the first quarter of 2007. This increase reflects the growth in invested assets from operations and the cash proceeds from the equity raise in July 2007. Tax exempt securities as a percentage of total invested assets were 42.07% and 45.25% at March 31, 2008 and 2007, respectively.

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

At March 31, 2008, we had 102 securities that were in an unrealized loss position. These investments all had unrealized losses of less than ten percent. At March 31, 2008, 35 of those investments, with an aggregate $31.7 million and ($1.0 million) fair value and unrealized loss, respectively, have been in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching our conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been a rise in market prices; 4) our ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) changes in market value were considered normal in relation to overall fluctuations in interest rates.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	March 31, 2008
	Less Than 12 months		Greater Than 12 months		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Obligations of states and political subdivisions	$74,055	$(968)	$4,254	$(124)	$78,309	$(1,092)
Corporate securities	13,480	(669)	11,152	(500)	24,632	(1,169)
Mortgage and asset backed securities	17,895	(742)	22,968	(556)	40,863	(1,298)

Totals	$105,430	$(2,379)	$38,374	$(1,180)	$143,804	$(3,559)

	December 31, 2007
	Less Than 12 months		Greater Than 12 months		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$—	$—	$5,963	$(29)	$5,963	$(29)
Obligations of states and political subdivisions	19,400	(68)	45,177	(255)	64,577	(323)
Corporate securities	15,564	(415)	30,601	(513)	46,165	(928)
Mortgage and asset backed securities	9,116	(95)	47,963	(520)	57,079	(615)

Totals	$44,080	$(578)	$129,704	$(1,317)	$173,784	$(1,895)

As of March 31, 2008, gross unrealized gains and (losses) on securities were $12.3 million and ($3.6 million), respectively. As of December 31, 2007, gross unrealized gains and (losses) on securities were $7.8 million and ($1.9 million), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds, which include both regulated and non-regulated cash flows, are insurance premiums, investment income, proceeds from the maturity and sale of invested assets, risk management fees, and agency commissions. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholders’ dividends, share repurchases, and debt service. Our regulated sources of funds are insurance premiums, investment income, and proceeds from the maturity and sale of invested assets. These regulated funds are used for the payment of claims, policy acquisition and other underwriting expenses, and taxes relating to the regulated portion of net income. Our non-regulated sources of funds are in the form of commission revenue, outside management fees, and intercompany management fees. Our capital resources include both non-regulated cash flow and excess capital in our Insurance Company Subsidiaries, which is defined as the dividend Star may issue without prior approval from regulatory authorities. We review the excess capital in aggregate to determine the use of such capital. The general uses are as follows, contributions to our Insurance Company Subsidiaries to support premium growth, make select acquisitions, service debt, pay shareholders’ dividends, repurchase shares, investments in technology, or other expenses of the holding company. The following table illustrates net income, excluding interest, depreciation, and amortization, between our regulated and non-

regulated subsidiaries, which reconciles to our consolidated statement of income and statement of cash flows (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007

Net income	$7,058	$6,923

Insurance Company Subsidiaries:
Net income	$7,288	$5,616

Adjustments to reconcile net income to net cash provided by operating activities	397	441
Changes in operating assets and liabilities	1,273	11,283

Total adjustments	1,670	11,724

Net cash provided by operating activities	$8,958	$17,340

Fee-based Subsidiaries:
Net (loss) income	$(230)	$1,307
Depreciation	745	737
Amortization	1,551	144
Interest	1,311	1,488

Net income, excluding interest, depreciation, and amortization	3,377	3,676

Adjustments to reconcile net income to net cash provided by operating activities	1,831	1,573
Changes in operating assets and liabilities	(1,716)	(3,068)

Total adjustments	115	(1,495)
Depreciation	(745)	(737)
Amortization	(1,551)	(144)
Interest	(1,311)	(1,488)

Net cash used in operating activities	$(115)	$(188)

Consolidated total adjustments	1,785	10,229

Consolidated net cash provided by operating activities	$8,843	$17,152

Consolidated cash flow provided by operations for the three months ended March 31, 2008, was $8.8 million, compared to consolidated cash flow provided by operations of $17.2 million for the comparable period in 2007.

Regulated subsidiaries’ cash flow provided by operations for the three months ended March 31, 2008, was $9.0 million, compared to $17.3 million for the comparable period in 2007. The decrease in cash provided by operations reflects the timing of closed and paid claim activity and the timing of other administrative expenses.

Non-regulated subsidiaries’ cash flow used in operations for the three months ended March 31, 2008, was $115,000, compared to $188,000 for the comparable period in 2007.

We continue to anticipate a temporary increase in cash outflows related to our investments in technology as we enhance our operating systems and controls. We believe these temporary increases will not affect our liquidity, debt covenants, or other key financial measures.

Other Items

Long-term Debt

The following table summarizes the principal amounts and variables associated with our long-term debt (in thousands):

				Interest
	Year	Year		Rate at	Principal
Description	Callable	Due	Interest Rate Terms	03/31/08(1)	Amount

Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	6.75%	$10,310
Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	7.07%	13,000
Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	7.29%	12,000
Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	6.38%	20,620

				Total	$55,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

We received a total of $53.3 million in net proceeds from the issuances of the above long-term debt, of which $26.2 million was contributed to the surplus of our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. Associated with the issuance of the above long-term debt we incurred approximately $1.7 million in issuance costs for commissions paid to the placement agents in the transactions.

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

Since the junior subordinated debentures issued in 2003 are callable in September 2008, we will be reviewing the capital strategy associated with refinancing at lower costs through debentures or equity.

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

In relation to the above interest rate swaps, the net interest income incurred for the three months ended March 31, 2008, was approximately $16,000. The net interest income received for the three months ended March 31, 2007, was approximately $38,000. The total fair value of the interest rate swaps as of March 31, 2008 and December 31, 2007, was approximately ($1.2 million) and ($545,000), respectively. Accumulated other comprehensive income at March 31, 2008 and December 31, 2007, included the accumulated income on the cash flow hedge, net of taxes, of ($449,000) and ($484,000), respectively.

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

At March 31, 2008 and December 31, 2007, we did not have an outstanding balance on our revolving line of credit.

The revolving line of credit provides for interest at a variable rate based, at our option, upon either a prime-based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime-based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to us from subsidiaries during such period (“Adjusted EBITDA”). At March 31, 2008, we did not have any LIBOR-based borrowings outstanding.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of March 31, 2008, we were in compliance with these covenants.

Investment Portfolio

As of March 31, 2008 and December 31, 2007, the recorded values of our investment portfolio, including cash and cash equivalents, were $640.0 million and $651.6 million, respectively. The debt securities in the investment portfolio, at March 31, 2008, were 97.8% investment grade A- or above bonds as defined by Standard and Poor’s.

While our investment portfolio includes investments in mortgage-backed and agency-backed securities, we do not have any direct exposure to any sub-prime risks. Our asset-backed securities sector comprises only 4.1%, or $24.5 million of our investment portfolio. Within this sector, $2.8 million relates to home equity loans, of which $1.6 million relates to AAA rated securities and the remaining $1.2 million is investment grade. The remaining $21.7 million primarily relates to credit cards, auto loans, and utility and equipment loans. These asset-backed securities are adequately collateralized and we expect will continue to perform. Our mortgage-backed securities have no exposure to any sub-prime risks.

Shareholders’ Equity

At March 31, 2008, shareholders’ equity was $309.9 million, or a book value of $8.37 per common share, compared to $301.9 million, or a book value of $8.16 per common share, at December 31, 2007.

In October 2007, our Board of Directors authorized management to purchase up to 1,000,000 shares, or approximately 3%, of our common stock in market transactions for a period not to exceed twenty-four months. For the three months ended March 31, 2008 and for the year ended December 31, 2007, we did not repurchase any common stock. As of March 31, 2008, we have available up to 1,000,000 shares to be purchased.

On February 8, 2008, our Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend was payable on March 31, 2008, to shareholders of record as of March 14, 2008. On April 25, 2008, our Board of Directors declared a quarterly dividend of $0.02 per common share. This dividend is payable on June 2, 2008, to shareholders of record as of May 16, 2008. Our Board of Directors did not declare any dividends in 2007.

When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations and our overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our subsidiaries. We did not receive any dividends from our Insurance Company Subsidiaries during the three months ended March 31, 2008 or in 2007.

USSU Acquisition

Effective January 31, 2008, we exercised our option to purchase the remainder of the economics related to the acquisition of the USSU business in April 2007, by terminating the Management Agreement for a payment of $21.5 million, which now completes the transaction. As a result, we recorded an increase to other intangible assets of approximately $11.4 million and an increase to goodwill of approximately $10.1 million.

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

	For the Three Months
	Ended March 31,
	2008	2007

Net earned premiums	$66,022	$65,204
Less: Consolidated net loss and LAE	37,661	36,646
Intercompany claim fees	3,106	3,295

Unconsolidated net loss and LAE	40,767	39,941

Consolidated policy acquisition and other underwriting expenses	13,147	13,643
Intercompany administrative and other underwriting fees	8,088	9,152

Unconsolidated policy acquisition and other underwriting expenses	21,235	22,795

Underwriting income	$4,020	$2,468

GAAP combined ratio as reported	93.9%	96.3%
Specialty risk management operations pre-tax income	$12,912	$11,320
Less: Underwriting income	4,020	2,468
Net investment income and capital gains	7,117	6,150

Fee-based operations pre-tax income	1,775	2,702
Agency operations pre-tax income	763	1,227

Total fee-for-service pre-tax income	$2,538	$3,929

GAAP expense ratio as reported	32.2%	35.0%
Adjustment to include pre-tax income from total fee-for-service income(1)	3.8%	6.0%

GAAP expense ratio as adjusted	28.4%	29.0%
GAAP loss and LAE ratio as reported	61.7%	61.3%

GAAP combined ratio as adjusted	90.1%	90.3%

Reconciliation of consolidated pre-tax income:
Specialty risk management operations pre-tax income:
Fee-based operations pre-tax income	$1,775	$2,702
Underwriting income	4,020	2,468
Net investment income and capital gains	7,117	6,150

Total specialty risk management operations pre-tax income	12,912	11,320
Agency operations pre-tax income	763	1,227
Less: Holding company expenses	900	856
Interest expense	1,311	1,488
Amortization expense	1,551	144

Consolidated pre-tax income	$9,913	$10,059

(1)	Adjustment to include pre-tax income from total fee-for-service income is calculated by dividing total fee-for-service income by net earned premiums.

Regulatory

A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Regulation (“OFIR”) restricts the amount of funds that may be transferred to the holding company in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend capability is based on the combined Insurance Company Subsidiaries’ surplus. At March 31, 2008 and December 31, 2007, Star’s earned surplus position was positive $48.9 million and $33.7 million, respectively. Based upon Star’s statutory financial statements as of December 31, 2007, Star would have the potential to pay a dividend of up to $18.8 million without the prior approval of OFIR. No statutory dividends were paid in 2007 or during the three months ended March 31, 2008.

ProCentury Corporation Merger

On February 20, 2008, we executed a definitive merger agreement with ProCentury Corporation (“ProCentury”) for a merger transaction valued at approximately $272.6 million in cash and stock to be paid to ProCentury shareholders. The merger is expected to expand and complement our specialty lines capabilities with ProCentury’s insurance professionals and product expertise in the excess and surplus lines market. We anticipate the transaction to be immediately accretive to earnings and book value.

On April 11, 2008, in conjunction with the merger announcement, we filed a Registration Statement on Form S-4. We have since received a no review letter from the Securities and Exchange Commission. We have also filed the Notification and Report Form under the Hart-Scott-Rodino Act with the U.S. Department of Justice and the Federal Trade Commission and the 30-day waiting period has expired allowing us to move forward toward completion of the merger. In addition, we have filed all state insurance department filings, which are currently under review.

As indicated in the initial announcement of the merger, we expect to finance the cash portion of the purchase price through a combination of cash and debt. We are currently working with our banks on the finalization of the financing arrangement and anticipate signing the applicable term sheet and closing on the financing arrangement in June or July.

The transaction is anticipated to be completed in the third quarter of 2008.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in relation to our contractual obligations and commitments for the three months ended March 31, 2008.

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

At December 31, 2007, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required. At March 31, 2008 and December 31, 2007, Star’s statutory surplus was $195.4 million and $188.4 million, respectively.

Insurance operations are subject to various leverage tests (e.g. premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of March 31, 2008, on a statutory combined basis, the gross and net premium leverage ratios were 1.8 to 1.0 and 1.4 to 1.0, respectively.

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

Convertible Note

In December 2005, we entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At March 31, 2008, the estimated fair value of the derivative is not material to the financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 in the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities the option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis as of specified election dates. This election is irrevocable as to specific assets and liabilities. The objective of SFAS No. 159 is to improve financial reporting and reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option for existing eligible items under SFAS No. 159; therefore it did not impact our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) provides revised guidance on how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009. We do not expect the provisions of SFAS No. 141(R) to have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are in the process of evaluating the impact of SFAS No. 160, but believe the adoption of SFAS No. 160 will not impact our consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are in the process of evaluating the impact of SFAS No. 161, but believe the adoption of SFAS No. 161 will not materially impact our consolidated financial condition or results of operations, but may require additional disclosures related to any derivative or hedging activities of ours.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for fiscal years beginning after December 15, 2008. We are in the process of evaluating the impact of this FSP, but believe it will not materially impact our consolidated financial condition or results of operations.

Subsequent Events

On April 11, 2008, we filed a Registration Statement on Form S-4 in conjunction with our merger announcement on February 20, 2008, of ProCentury Corporation. Subsequent to the filing of the Registration Statement on Form S-4, we received a no review letter from the United States Securities and Exchange Commission. In addition, we have filed all the applicable state regulatory filings in relation to the merger.

On April 21, 2008, we entered into three interest rate swap transactions to mitigate our interest rate risk on $30.0 million of our senior debentures and trust preferred securities. We will recognize these transactions in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective transactions under SFAS No. 133. In accordance with SFAS No. 133, beginning April 21, 2008, these interest rate swap transactions are recorded at fair value on the balance sheet and any changes in their fair value are accounted for within other comprehensive income. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense.

The first interest rate swap transaction, which relates to $7.0 million of our $12.0 million issuance of senior debentures, has an effective date of April 21, 2008 and ending May 24, 2011. We are required to make certain quarterly fixed rate payments calculated on a notional amount of $7.0 million, non-amortizing, based on a fixed annual interest rate of 7.72%. The counterparty is obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR, plus 4.20%.

The second interest rate swap transaction, which relates to $10.0 million of our $10.0 million issuance of trust preferred securities, has an effective date of April 21, 2008 and ending June 30, 2013. We are required to make quarterly fixed rate payments calculated on a notional amount of $10.0 million, non-amortizing, based on a fixed annual interest rate of 8.02%. The counterparty is obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR, plus 4.05%.

The third interest rate swap transaction, which relates to $13.0 million of our $13.0 million issuance of senior debentures, has an effective date of April 21, 2008 and ending April 29, 2013. We are required to make quarterly fixed rate payments calculated on a notional amount of $13.0 million, non-amortizing, based on a fixed annual interest rate of 7.94%. The counterparty is obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR, plus 4.00%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of March 31, 2008. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At March 31, 2008, our fixed income portfolio had a modified duration of 4.10, compared to 4.22 at December 31, 2007.

At March 31, 2008, the fair value of our investment portfolio was $590.0 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. We continue to increase our holdings of tax-exempt securities based on our tax strategy and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2007. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Market Value	$617,070	$589,984	$561,632
Yield to Maturity or Call	3.04%	4.04%	5.04%
Effective Duration	4.32	4.65	4.93

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At March 31, 2008 and December 31, 2007, we had debentures of $55.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $559,000.

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

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At March 31, 2008 and December 31, 2007, we did not have an outstanding balance on this revolving line of credit.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

As of March 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended March 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 11 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2008, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and our other filings with the Securities and Exchange Commission since that date.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2007, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months.

For the three months ended March 31, 2008, the Company did not purchase and retire any shares of common stock. The maximum number of shares that may yet be repurchased under the Company’s share repurchase plan is 1,000,000 shares, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 6.	EXHIBITS

The following documents are filed as part of this Report:

Exhibit
No.	Description

2.1	Agreement and Plan of Merger between Meadowbrook Insurance Group, Inc., MBKPC Corp., a wholly-owned subsidiary of Meadowbrook, and ProCentury Corporation, dated February 20, 2008 (incorporated by reference from Current Report on Form 8-K filed on February 22, 2008).
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Dated: May 12, 2008

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger between Meadowbrook Insurance Group, Inc., MBKPC Corp., a wholly-owned subsidiary of Meadowbrook, and ProCentury Corporation, dated February 20, 2008 (incorporated by reference from Current Report on Form 8-K filed on February 22, 2008).
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.