Form 10-Q
period 2008-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2008-08-11
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on July 31, 2008, was 37,021,032.

PART 1 — FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30,

	2008	2007
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$179,515	$166,814
Ceded	(36,462)	(34,419)

Net earned premiums	143,053	132,395
Net commissions and fees	21,663	22,294
Net investment income	14,065	12,385
Net realized (losses) gains	(177)	14

Total revenues	178,604	167,088

Expenses
Losses and loss adjustment expenses	108,158	101,382
Reinsurance recoveries	(26,955)	(25,029)

Net losses and loss adjustment expenses	81,203	76,353
Salaries and employee benefits	26,898	26,432
Policy acquisition and other underwriting expenses	25,863	26,812
Other administrative expenses	16,793	14,992
Amortization expense	3,114	687
Interest expense	2,565	3,154

Total expenses	156,436	148,430

Income before taxes and equity earnings	22,168	18,658

Federal and state income tax expense	6,790	5,610
Equity earnings of affiliates	117	61

Net income	$15,495	$13,109

Earnings Per Share
Basic	$0.42	$0.44
Diluted	$0.42	$0.44
Weighted average number of common shares
Basic	37,016,568	29,822,086
Diluted	37,126,782	29,876,480
Dividends paid per common share	$0.04	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30,

	2008	2007
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$95,544	$85,263
Ceded	(18,513)	(18,072)

Net earned premiums	77,031	67,191
Net commissions and fees	9,632	10,743
Net investment income	6,917	6,229
Net realized (losses) gains	(146)	20

Total revenues	93,434	84,183

Expenses
Losses and loss adjustment expenses	59,419	51,380
Reinsurance recoveries	(15,877)	(11,673)

Net losses and loss adjustment expenses	43,542	39,707
Salaries and employee benefits	14,143	12,900
Policy acquisition and other underwriting expenses	12,716	13,169
Other administrative expenses	7,961	7,598
Amortization expense	1,563	543
Interest expense	1,254	1,667

Total expenses	81,179	75,584

Income before taxes and equity earnings	12,255	8,599

Federal and state income tax expense	3,879	2,461
Equity earnings of affiliates	61	48

Net income	$8,437	$6,186

Earnings Per Share
Basic	$0.23	$0.20
Diluted	$0.23	$0.20
Weighted average number of common shares
Basic	37,021,032	30,294,628
Diluted	37,126,911	30,350,553
Dividends paid per common share	$0.02	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30,

	2008	2007
	(Unaudited)
	(In thousands)

Net income	$15,495	$13,109
Other comprehensive income, net of tax:
Unrealized losses on securities	(4,446)	(4,176)
Net deferred derivative (losses) gains — hedging activity	(115)	113
Less: reclassification adjustment for gains included in net income	174	21

Other comprehensive losses, net of tax	(4,387)	(4,042)

Comprehensive income	$11,108	$9,067

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30,

	2008	2007
	(Unaudited)
	(In thousands)

Net income	$8,437	$6,186
Other comprehensive income, net of tax:
Unrealized losses on securities	(6,235)	(4,556)
Net deferred derivative gains — hedging activity	334	189
Less: reclassification adjustment for gains included in net income	109	3

Other comprehensive losses, net of tax	(5,792)	(4,364)

Comprehensive income	$2,645	$1,822

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $564,740 and $604,829)	$563,741	$610,756
Cash and cash equivalents	80,038	40,845
Accrued investment income	6,331	6,473
Premiums and agent balances receivable, net	94,242	87,341
Reinsurance recoverable on:
Paid losses	121	1,053
Unpaid losses	200,783	198,461
Prepaid reinsurance premiums	18,669	17,763
Deferred policy acquisition costs	28,997	26,926
Deferred federal income taxes	17,023	14,936
Goodwill	60,371	43,497
Other assets	67,890	65,915

Total assets	$1,138,206	$1,113,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$558,864	$540,002
Unearned premiums	159,250	153,927
Debentures	55,930	55,930
Accounts payable and accrued expenses	21,073	22,604
Reinsurance funds held and balances payable	16,043	16,416
Payable to insurance companies	3,572	6,231
Other liabilities	11,454	16,962

Total liabilities	826,186	812,072

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 37,021,032 and 36,996,287 shares issued and outstanding	370	370
Additional paid-in capital	195,110	194,621
Retained earnings	118,288	104,274
Note receivable from officer	(860)	(870)
Accumulated other comprehensive (loss) income	(888)	3,499

Total shareholders’ equity	312,020	301,894

Total liabilities and shareholders’ equity	$1,138,206	$1,113,966

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,

	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$15,495	$13,109
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	3,114	687
Amortization of deferred debenture issuance costs	236	118
Depreciation of furniture, equipment, and building	1,505	1,525
Net accretion of discount and premiums on bonds	1,400	1,389
Loss on sale of investments, net	268	32
Gain on sale of fixed assets	(44)	(44)
Stock-based employee compensation	—	2
Incremental tax benefits from stock options exercised	(80)	(623)
Long-term incentive plan expense	405	119
Deferred income tax expense (benefit)	275	(595)
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(6,901)	(7,740)
Reinsurance recoverable on paid and unpaid losses	(1,390)	(4,306)
Prepaid reinsurance premiums	(906)	4,556
Deferred policy acquisition costs	(2,071)	232
Other assets	(623)	1,740
Increase (decrease) in:
Losses and loss adjustment expenses	18,862	22,181
Unearned premiums	5,323	690
Payable to insurance companies	(2,659)	(528)
Reinsurance funds held and balances payable	(373)	(5,379)
Other liabilities	(5,689)	(4,928)

Total adjustments	10,652	9,128

Net cash provided by operating activities	26,147	22,237

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(51,741)	(125,019)
Proceeds from sales and maturities of debt securities available for sale	90,136	87,244
Capital expenditures	(1,112)	(1,710)
Purchase of books of business	(228)	(75)
Acquisition of U.S. Specialty Underwriters, Inc.(1)	(20,971)	(12,644)
Other investing activities	(424)	(214)

Net cash provided by (used in) investing activities	15,660	(52,418)

Cash Flows From Financing Activities
Proceeds from lines of credit	—	19,025
Payment of lines of credit	—	(4,000)
Book overdrafts	(1,167)	361
Dividend paid on common stock	(1,481)	—
Stock options exercised	4	(340)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	—	(1,841)
Incremental tax benefits from stock options exercised	80	623
Other financing activities	(50)	(146)

Net cash (used in) provided by financing activities	(2,614)	13,682

Net increase (decrease) in cash and cash equivalents	39,193	(16,499)
Cash and cash equivalents, beginning of period	40,845	42,876

Cash and cash equivalents, end of period	$80,038	$26,377

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock portion of purchase price for acquisition of U.S. Specialty Underwriters, Inc.	$—	$10,000

(1)	Effective January 31, 2008, the Company exercised its option to purchase the remainder of the economics related to the acquisition of the USSU business.

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2007.

The Company’s Note 9 — Segment Information of the Notes to Consolidated Financial Statements for the three months and six months ended June 30, 2007, as previously reported, had a change in allocation. The agency operations of the Company’s segment information include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The allocation for Insurance & Benefits Consultants, a division of the Company’s insurance agency, was previously included in specialty risk management operations. The effect of this reclassification was a reduction in agency operations pre-tax income and an increase in specialty risk management operations pre-tax income for the three months and six months ended June 30, 2007 of $80,000 and $147,000, respectively. The Company’s Note 9 — Segment Information for the three months and six months ended June 30, 2007 has been restated to reflect this reclassification.

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

For the six months ended June 30, 2008, total assumed written premiums were $3.4 million, of which $1.3 million relate to assumed business the Company manages directly. The remaining $2.1 million of assumed written premiums relate to residual markets and mandatory assumed pool business. For the six months ended

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2007, total assumed written premiums were $33.1 million, of which $29.2 million related to assumed business the Company managed directly.

For the three months ended June 30, 2008, total assumed written premiums were $1.8 million, of which $477,000 relate to assumed business the Company manages directly. The remaining $1.3 million of assumed written premiums relate to residual markets and mandatory assumed pool business. For the three months ended June 30, 2007, total assumed written premiums were $9.7 million, of which $7.5 million related to assumed business the Company managed directly.

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

Outstanding options of 63,250 and 98,807 for the six months ended June 30, 2008 and 2007, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 172 and 39,510 for the six months ended June 30, 2008 and 2007, respectively. Shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 110,042 and 14,884 for the six months ended June 30, 2008 and 2007, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding options of 63,250 and 93,807 for the three months ended June 30, 2008 and 2007, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 96 and 39,941 for the three months ended June 30, 2008 and 2007, respectively. Shares related to the Company’s LTIP included in diluted earnings per share were 105,783 and 15,983 for the three months ended June 30, 2008 and 2007, respectively.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of SFAS No. 160, but believes the adoption of SFAS No. 160 will not impact its consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the impact of SFAS No. 161, but believes the adoption of SFAS No. 161 will not materially impact its consolidated financial condition or results of operations, but may require additional disclosures related to any derivative or hedging activities of the Company.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Financial Accounting Standards Board believes the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP, not its auditors. SFAS No. 162 is effective sixty days following the Securities and Exchange Commissions’ approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60 “Accounting and Reporting by Insurance Enterprises.” This results in inconsistencies in the recognition and measurement of claim liabilities due to differing views about when a loss has been incurred under SFAS No. 5 “Accounting for Contingencies.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure required under SFAS No. 163 will improve the quality of information provided to users of financial statements. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The Company is in the process of evaluating the impact of SFAS No. 163, but believes the adoption of SFAS No. 163 will not impact its consolidated financial condition or results of operations, but may require additional disclosures.

NOTE 2 —	Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan

Stock Options

The Company has two plans under which it has issued stock options, its 1995 and 2002 Amended and Restated Stock Option Plans (the “Plans”). Currently, the Plans’ have either five or ten-year option terms and are exercisable and vest in equal increments over the option term. Since 2003, the Company has not issued any new stock options to employees.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Company’s stock option activity and related information for the six months ended June 30, 2008:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding as of December 31, 2007	132,052	$14.51
Exercised	(31,745)	$2.17
Expired and/or forfeited	(35,557)	$22.75

Outstanding as of June 30, 2008	64,750	$16.03

Exercisable as of June 30, 2008	64,250	$16.11

The following table summarizes information about stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Options	Life (Years)	Price	Options	Price

$6.48	1,500	1.4	$6.48	1,000	$6.48
$10.91 to $24.6875	63,250	0.5	$16.26	63,250	$16.26

	64,750	0.6	$16.03	64,250	$16.11

Compensation expense of $0 and $2,000 has been recorded in the six months ended June 30, 2008 and 2007 under SFAS No. 123(R), respectively. As of March 31, 2007, the Company had fully expensed all of its current outstanding stock options.

Long Term Incentive Plan

In 2004, the Company adopted a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period with the first performance period commencing January 1, 2004. At the end of a three-year performance period, and if the performance targets for that period are achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP for the current performance period. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a stock award. If the Company achieves the performance targets for the three-year performance period, payment of the cash portion of the award would be made in three annual installments, with the first payment being paid as of the end of the that performance period and the remaining two payments to be paid in the subsequent two years. Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause. The portion of the award to be paid in the form of stock will be issued as of the end of that performance period. The number of shares of the Company’s common stock subject to the stock award shall equal the dollar amount of one-half of the LTIP award divided by the fair market value of Company’s common stock on the first date of the beginning of the performance period. The stock awards shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Compensation Committee of the Board of Directors, as included in the LTIP.

At June 30, 2008, the Company had $1.3 million and $1.2 million accrued for the cash and stock award, respectively, for all plan years under the LTIP. Of the $2.5 million accrued for the LTIP, $590,000 relates to the cash portion accrued for the 2004-2006 plan years and the remainder relates to the 2007-2009 plan years. The stock portion for the 2004-2006 plan years was fully expensed as of December 31, 2006 and the cash portion of the award is being expensed over a five-year period. At December 31, 2007, the Company had $1.6 million and $772,000

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued for the cash and stock award, respectively, for all plan years under the LTIP. Shares related to the Company’s LTIP included in diluted earnings per share were 110,042 and 14,884 for the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, shares included in diluted earnings per share were 105,783 and 15,983, respectively.

Deferred Compensation Plan

The Company maintains an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company maintains the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess Plan is intended to be an unfunded plan and maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. At June 30, 2008 and December 31, 2007, the Company had $876,000 and $644,000 accrued for the Excess Plan, respectively.

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

At June 30, 2008 and December 31, 2007, the Company had reinsurance recoverables for paid and unpaid losses of $200.9 million and $199.5 million, respectively.

In regard to the Company’s excess-of-loss reinsurance, the Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company generally does not seek collateral where the reinsurer

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is rated “A−” or better by A.M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. As of June 30, 2008, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A+” A.M. Best rating and accounts for 39.0% of the total recoverable for paid and unpaid losses.

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

The Company has historically maintained an allowance for the potential exposure to the uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. The following table sets forth the Company’s exposure to uncollectible reinsurance and related allowances as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008			December 31, 2007
	Non Risk	Risk		Non Risk	Risk
	Sharing(1)	Sharing(2)	Total	Sharing(1)	Sharing(2)	Total

Gross exposure	$815	$6,948	$7,763	$4,959	$7,150	$12,109
Collateral or other security	—	(2,803)	(2,803)	(1)	(3,114)	(3,115)
Allowance	(815)	(3,229)	(4,044)	(4,873)	(3,268)	(8,141)

Net exposure	$—	$916	$916	$85	$768	$853

(1)	Balances related to one unaffiliated insurance company, which is under regulatory liquidation or control, for which allowances have been established; all other admitted reinsurers have an A.M. Best rating of “A-” or better.

(2)	Balances related to risk-sharing partners, which have either captive or rent-a-captive quota-share reinsurance contracts with the Company.

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

Under the workers’ compensation reinsurance treaty, reinsurers are responsible for 100% of each loss in excess of $350,000, up to $5.0 million for each claimant, on losses occurring prior to April 1, 2005. The Company increased its retention from $350,000 to $750,000, for losses occurring on or after April 1, 2005 and to $1.0 million for losses occurring on or after April 1, 2006. In addition, there is coverage for loss events involving more than one claimant up to $75.0 million per occurrence in excess of retentions of $1.0 million. In a loss event involving more than one claimant, the per claimant coverage is $9.0 million in excess of retentions of $1.0 million.

Under the core liability reinsurance treaty, the reinsurers are responsible for 100% of each loss in excess of $350,000, up to $2.0 million per occurrence on policies effective prior to June 1, 2005. The Company increased its retention from $350,000 to $500,000, for losses occurring on policies effective on or after June 1, 2005. Effective

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 1, 2008, the Company expanded its clash protection to cover all casualty lines other than workers’ compensation. The Company maintained $3.0 million of reinsurance clash coverage in excess of $2.0 million to cover amounts that may be in excess of the policy limit, such as expenses associated with the settlement of claims or a loss where two or more policies are involved in a common occurrence. In addition, the Company purchased an awards made cover for judgments in excess of policy limits or extra contractual obligations arising under all casualty lines other than workers’ compensation. Reinsurers are responsible for 100% of each award in excess of $500,000 up to $10.0 million. Historically, the Company had separate clash provisions for various casualty treaties, but now will be protected by one common treaty.

Effective June 1, 2006, the Company purchased a $5.0 million excess cover to support its umbrella business, which is renewed on an annual basis. This business had previously been reinsured through various semi-automatic agreements and will now be protected by one common treaty. The Company has no retention when the umbrella limit is in excess of the primary limit, but does warrant it will maintain a minimum liability of $1.0 million if the primary limit does not respond or is exhausted.

The Company has a separate treaty to cover liability specifically related to commercial trucking, where reinsurers are responsible for 100% of each loss in excess of $350,000, up to $1.0 million for losses occurring prior to December 1, 2005. The Company increased its retention from $350,000 to $500,000 for losses occurring on or after December 1, 2005. Effective December 1, 2007, the Company entered into a new $1.0 million in excess of $1.0 million per occurrence layer for additional capacity for its commercial trucking business, which is reinsured 100%. In addition, the Company purchased an additional $1.0 million of reinsurance clash coverage. The Company established a separate treaty to cover liability related to chemical distributors and repackagers, whereby reinsurers are responsible for 100% of each loss in excess of $500,000, up to $1.0 million, applied separately to general liability and auto liability. This treaty was terminated on a run-off basis on August 1, 2006. The exposures are covered under the core casualty treaty for policies effective August 1, 2006 and after. Additionally, the Company has a separate treaty structure to cover liability related to agricultural business. The reinsurer is responsible for 100% of each loss in excess of $500,000, up to $1.0 million for casualty losses and up to $5.0 million, for property losses occurring on or after May 1, 2006. This treaty also provides an additional $1.0 million of reinsurance clash coverage for the casualty lines. The clash coverage expired May 31, 2008 and is now protected by the awards and clash coverage treaty described above.

Under the property reinsurance treaty, reinsurers are responsible for 100% of the amount of each loss in excess of $500,000, up to $5.0 million per location. In addition, there is coverage for loss events involving multiple locations up to $25.0 million after the Company has incurred $750,000 in loss.

On May 1, 2008, the Company renewed its existing reinsurance agreement that provides reinsurance coverage for policies written in the Company’s public entity excess liability program. The agreement provides reinsurance coverage of $4.0 million in excess of $1.0 million for each occurrence in excess of the policyholders’ self-insured retentions.

In addition, the Company maintains a reinsurance agreement that provides $10.0 million in excess of $5.0 million for each occurrence, which is above the underlying $5.0 million of coverage for the Company’s public entity excess liability program. Under this agreement, reinsurers are responsible for 100% of each loss in excess of $5.0 million for all lines, except workers’ compensation, which is covered by the Company’s core catastrophic workers’ compensation treaty structure up to $75.0 million per occurrence.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, certain small programs have separate reinsurance treaties in place, which limit the Company’s exposure to $350,000 or less.

Facultative reinsurance is purchased for property values in excess of $5.0 million, casualty limits in excess of $2.0 million, or for coverage not covered by a treaty.

NOTE 4 — Debt

Lines of Credit

In April 2007, the Company executed an amendment to its revolving credit agreement with its bank. The amendments included an extension of the term to September 30, 2010, an increase to the available borrowings of up to $35.0 million, and a reduction of the variable interest rate basis to a range between 75 to 175 basis points above LIBOR. The Company uses the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, the Company and certain of its non-regulated subsidiaries pledged security interests in certain property and assets of the Company and named subsidiaries.

At June 30, 2008 and December 31, 2007, the Company did not have an outstanding balance on the revolving line of credit.

The revolving line of credit provides for interest at a variable rate based, at the Company’s option, upon either a prime-based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee of 15 basis points on any unused balance. On prime-based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 75 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to the Company from subsidiaries during such period (“Adjusted EBITDA”). At June 30, 2008, the Company did not have any LIBOR-based borrowings outstanding.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of June 30, 2008, the Company was in compliance with these covenants.

Senior Debentures

In April 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. At June 30, 2008, the interest rate was 6.68%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $390,000 of commissions paid to the placement agents.

In May 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. At June 30, 2008, the interest rate was 6.84%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $360,000 of commissions paid to the placement agents.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Junior Subordinated Debentures

In September 2005, Meadowbrook Capital Trust II (the “Trust II”), an unconsolidated subsidiary trust of the Company, issued $20.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $20.6 million in junior subordinated debentures, which includes the Company’s investment in the trust of $620,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. At June 30, 2008, the interest rate was 6.36%. These debentures are callable by the Company at par beginning in October 2010.

The Company received $19.4 million in net proceeds, after the deduction of approximately $600,000 of commissions paid to the placement agents in the transaction.

The Company contributed $10.0 million of the proceeds from the issuance of these debentures to its Insurance Company Subsidiaries and the remaining proceeds were used for general corporate purposes.

In September 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable TPS to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. At June 30, 2008, the interest rate was 6.85%. These debentures are callable by the Company at par beginning in October 2008.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — Fair Value Measurements

The Company’s available-for-sale investment portfolio consists of debt securities, which are recorded in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The change in fair value of these investments is recorded as a component of other comprehensive income. In addition, the Company has five interest rate swaps that are designated as cash flow hedges, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company records these interest rate swap transactions at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income.

The Company adopted SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities,” effective January 1, 2008. Under this standard, the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159. Therefore, the adoption of SFAS No. 159 did not have any impact on its consolidated financial condition or results of operations. The Company does not plan to, but could at a future date acquire assets or liabilities that are reported using the fair value option provided under SFAS No. 159.

The Company adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a framework for measuring fair value, and expands disclosures about the use of fair value to allow users of financial statements to assess the relative reliability of fair value measurements. The Company determined that its fair value measurements are in accordance with the requirements of SFAS No. 157 and that the adoption of SFAS 157 did not have any impact on its consolidated financial condition or results of operations. However, the implementation of SFAS No. 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the SFAS No. 157 valuation hierarchy as of June 30, 2008 (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$563,741	$—	$562,120	$1,621
Derivative — interest rate swaps	$(367)	$—	$(367)	$—

The following table presents changes in Level 3 available-for-sale investments measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

Fair Value
Measurement
Using Significant
Unobservable
Inputs - Level 3

Balance as of March 31, 2008	$1,645
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(24)
Purchases, issuances and settlements	—
Transfers in and out of Level 3	—

Balance as of June 30, 2008	$1,621

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(24)

Fair Value
Measurement
Using Significant
Unobservable
Inputs - Level 3

Balance as of December 31, 2007	$—
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(52)
Purchases, issuances and settlements	1,673
Transfers in and out of Level 3	—

Balance as of June 30, 2008	$1,621

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(52)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	Derivative Instruments

In October 2005, the Company entered into two interest rate swap transactions to mitigate its interest rate risk on $5.0 million and $20.0 million of the Company’s senior debentures and trust preferred securities, respectively. On April 21, 2008, the Company entered into three interest rate swap transactions to mitigate its interest rate risk on its remaining $30.0 million of the Company’s senior debentures and trust preferred securities. The Company accrues for these transactions in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended (“SFAS No. 133”). These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is being recognized as an adjustment to interest expense.

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

The third interest rate swap transaction, which relates to $7.0 million of the Company’s $12.0 million issuance of senior debentures, has an effective date of April 23, 2008 and ending date of May 24, 2011. The Company is required to make certain quarterly fixed rate payments calculated on a notional amount of $7.0 million, non-amortizing, based on a fixed annual interest rate of 7.72%. The counterparty is obligated to make quarterly floating rate payments to the Company referencing the same notional amount, based on the three-month LIBOR, plus 4.20%.

The fourth interest rate swap transaction, which relates to $10.0 million of the Company’s $10.0 million issuance of trust preferred securities, has an effective date of April 23, 2008 and ending date of June 30, 2013. The Company is required to make quarterly fixed rate payments calculated on a notional amount of $10.0 million, non-amortizing, based on a fixed annual interest rate of 8.02%. The counterparty is obligated to make quarterly floating rate payments to the Company referencing the same notional amount, based on the three-month LIBOR, plus 4.05%.

The fifth interest rate swap transaction, which relates to $13.0 million of the Company’s $13.0 million issuance of senior debentures, has an effective date of April 29, 2008 and ending date of April 29, 2013. The Company is required to make quarterly fixed rate payments calculated on a notional amount of $13.0 million, non-amortizing, based on a fixed annual interest rate of 7.94%. The counterparty is obligated to make quarterly floating rate payments to the Company referencing the same notional amount, based on the three-month LIBOR, plus 4.00%.

In relation to the above interest rate swaps, the net interest expense paid for the six months ended June 30, 2008, was approximately $135,000. The net interest income received for the six months ended June 30, 2007, was approximately $76,000. For the three months ended June 30, 2008, the net interest expense paid was approximately $150,000. For the three months ended June 30, 2007, the net interest income received was approximately $38,000.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of the interest rate swaps as of June 30, 2008 and December 31, 2007, was approximately ($367,000) and ($545,000), respectively. Accumulated other comprehensive income at June 30, 2008 and December 31, 2007, included the accumulated loss on the cash flow hedge, net of taxes, of ($115,000) and ($484,000), respectively.

In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At June 30, 2008, the estimated fair value of the derivative was not material to the financial statements.

NOTE 7 —	Shareholders’ Equity

At June 30, 2008, shareholders’ equity was $312.0 million, or a book value of $8.43 per common share, compared to $301.9 million, or a book value of $8.16 per common share, at December 31, 2007.

In October 2007, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares, or approximately 3%, of its common stock in market transactions for a period not to exceed twenty-four months. For the three months and six months ended June 30, 2008 and for the year ended December 31, 2007, the Company did not repurchase any common stock. As of June 30, 2008, the Company had available up to 1,000,000 shares to be purchased.

At the Company’s regularly scheduled board meeting on July 25, 2008, the Company’s Board of Directors authorized management to purchase up to 3,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaces the existing share repurchase plan authorized in October 2007.

On April 25, 2008, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend was payable on June 2, 2008, to shareholders of record as of May 16, 2008. On July 25, 2008, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share. This dividend is payable on September 2, 2008, to shareholders of record as of August 15, 2008. The Company’s Board of Directors did not declare any dividends in 2007.

When evaluating the declaration of a dividend, the Company’s Board of Directors considers a variety of factors, including but not limited to, cash flow, liquidity needs, results of operations, industry conditions, and its overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its Insurance Company Subsidiaries. The Company did not receive any dividends from its Insurance Company Subsidiaries during the six months ended June 30, 2008 or in 2007. Refer to Note 8 — Regulatory Matters and Rating Issues for additional information regarding dividend restrictions.

NOTE 8 —	Regulatory Matters and Rating Issues

A significant portion of the Company’s consolidated assets represent assets of its Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Regulation (“OFIR”) restricts the amount of funds that may be transferred to the holding company in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend capability is based on the combined Insurance Company Subsidiaries’ surplus. At June 30, 2008 and December 31, 2007, Star’s earned surplus position was positive $56.0 million and $33.7 million, respectively. Based upon Star’s statutory financial statements as of December 31, 2007, Star would have the potential to pay a dividend of up to $18.8 million without the prior approval of OFIR. No statutory dividends were paid in 2007 or during the six months ended June 30, 2008.

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of June 30, 2008, on a statutory combined basis, the gross and net premium leverage ratios were 1.8 to 1.0 and 1.4 to 1.0, respectively.

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

At December 31, 2007, each of the Company’s Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required. At June 30, 2008 and December 31, 2007, Star’s statutory surplus was $205.5 million and $188.4 million, respectively.

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

The following table sets forth the segment results (in thousands):

	For the Six Months
	Ended June 30,
	2008	2007

Revenues
Net earned premiums	$143,053	$132,395
Management fees	10,206	10,287
Claims fees	4,485	4,451
Loss control fees	1,135	1,143
Reinsurance placement	394	418
Investment income	13,722	11,921
Net realized (losses) gains	(177)	14

Specialty risk management	172,818	160,629
Agency operations	6,009	6,745
Miscellaneous income	343	464
Intersegment revenue	(566)	(750)

Consolidated revenue	$178,604	$167,088

Pre-tax income:
Specialty risk management	$28,529	$22,167
Agency operations(1)	937	1,721
Non-allocated expenses	(7,298)	(5,230)

Consolidated pre-tax income	$22,168	$18,658

	For the Three Months
	Ended June 30,
	2008	2007

Revenues
Net earned premiums	$77,031	$67,191
Management fees	4,174	5,412
Claims fees	2,305	2,247
Loss control fees	625	544
Reinsurance placement	98	85
Investment income	6,752	5,991
Net realized (losses) gains	(146)	20

Specialty risk management	90,839	81,490
Agency operations	2,681	2,860
Miscellaneous income	165	238
Intersegment revenue	(251)	(405)

Consolidated revenue	$93,434	$84,183

Pre-tax income:
Specialty risk management	$15,617	$10,848
Agency operations(1)	174	494
Non-allocated expenses	(3,536)	(2,743)

Consolidated pre-tax income	$12,255	$8,599

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the six months ended June 30, 2008 and 2007, the allocation of corporate overhead to the agency operations segment was $1.7 million and $1.4 million, respectively. For the three months ended June 30, 2008 and 2007, the allocation of corporate overhead to the agency operations segment was $900,000 and $608,000, respectively. These balances include an allocation to our Insurance & Benefit Consultants agency business that was previously allocated to specialty risk management operations. For the six months ended June 30, 2007, pre-tax income for agency operations was overstated and specialty risk management was understated by $147,000, respectively. For the three months ended June 30, 2007, pre-tax income for agency operations was overstated and specialty risk management was understated by $80,000, respectively.

The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Six Months
	Ended June 30,
	2008	2007

Holding company expenses	$(1,619)	$(1,389)
Amortization	(3,114)	(687)
Interest expense	(2,565)	(3,154)

	$(7,298)	$(5,230)

	For the Three Months
	Ended June 30,
	2008	2007

Holding company expenses	$(719)	$(533)
Amortization	(1,563)	(543)
Interest expense	(1,254)	(1,667)

	$(3,536)	$(2,743)

NOTE 10 —	Income Taxes

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

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of June 30, 2008 and December 31, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

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

In addition, the Company had entered into a Management Agreement with the former owners of USSU. Under the terms of the Management Agreement, the former owners were responsible for certain aspects of the daily administration and management of the USSU business. Their consideration for the performance of these duties was in the form of a management fee payable by the Company based on a share of net income before interest, taxes, depreciation, and amortization. The Company retained the option to terminate the Management Agreement, at its discretion, based on a multiple of the management fee calculated for the trailing twelve months.

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

As of June 30, 2008, the Company recorded a reclassification of other intangible assets and goodwill. This reclassification was the result of a refinement to the original valuation analysis completed at the time of purchase of the remaining economics related to the termination of the Management Agreement. This adjustment to the valuation analysis resulted in a decrease in other intangible assets and a corresponding increase to goodwill of $7.3 million.

NOTE 13 —	Subsequent Events

ProCentury Merger

Effective after the close of business on July 31, 2008, the Company completed its merger transaction with ProCentury Corporation (“ProCentury”). The results of ProCentury are not included in the financial statements of

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company as of and for the three and six months ended June 30, 2008, nor has any pro forma information been included in this Form 10-Q filing.

For each ProCentury common share, ProCentury shareholders were entitled to receive, either $20.00 in cash or the Company’s common stock based on a 2.500 exchange ratio, subject to proration so that the maximum total cash consideration would not exceed 45% of the total consideration paid, as described within the merger agreement. The combined entity will continue to operate under the Meadowbrook Insurance Group name and will continue to trade on the New York Stock Exchange under the ticker symbol “MIG.”

The total purchase price, as determined under GAAP, was approximately $220.5 million, of which $99.2 million consisted of cash and $121.3 million in common stock. The total number of common shares issued for the stock portion of the purchase price was approximately 21.2 million shares. The purchase price was calculated based upon the volume-weighted average sales price of a share of the Company’s common stock for the 30-day trading period ending the sixth trading day prior to completing the merger, or $5.7326.

The Company is in the process of obtaining third-party valuations of certain fixed and intangible assets, which will be used to determine the allocation of the purchase price.

Credit Facilities

On July 31, 2008, the Company successfully executed its $100 million senior credit facilities (the “Credit Facilities”), which were arranged by Banc of America Securities, LLC. The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of the merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the merger with ProCentury. As of August 4, 2008, the outstanding balance on the Company’s term loan facility and its revolving credit facility was $65.0 million and $8.0 million, respectively. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to the Company’s Insurance Company Subsidiaries to support premium growth or strategic acquisitions by the Company.

The Credit Facilities replace the Company’s prior revolving credit agreement, which was terminated upon the execution of the Credit Facilities.

The principal amount outstanding under the new Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate. The base rate is defined as the higher of the Bank of America prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on the Company’s consolidated leverage ratio as defined by the Credit Facilities.

The debt covenants applicable to the new Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++”.

Insurance Company Subsidiary Dividend Payment

On July 24, 2008, Star, the Company’s parent insurance company subsidiary, paid a dividend to the Company of $18.8 million. This dividend payment was the maximum potential dividend permitted without prior regulatory approval from OFIR. The entire dividend payment was used to partially fund the cash consideration portion of the merger with ProCentury. Star funded the dividend from existing cash reserves and cash equivalent investments.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps

On July 31, 2008, the Company entered into an interest rate swap transaction to mitigate its interest rate risk on the $65.0 million term loan balance of the Company’s credit facility. The Company will recognize this transaction in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. This interest rate swap transaction has been designated as a cash flow hedge and is deemed a highly effective transaction under SFAS No. 133. In accordance with SFAS No. 133, beginning July 31, 2008, this interest rate swap transaction will be recorded at fair value on the balance sheet and any changes in its fair value will be accounted for within other comprehensive income. The interest differential to be paid or received will be accrued and recognized as an adjustment to interest expense.

The interest rate swap transaction, which relates to $65.0 million of the Company’s $65.0 million term loan, has an effective date of July 31, 2008 and ending July 31, 2013. The Company is required to make certain quarterly fixed rate payments calculated on a notional amount of $65.0 million, amortizing in accordance with the term loan amortization schedule, based on a fixed annual interest rate of 3.95%. The counterparties are obligated to make quarterly floating rate payments to the Company referencing the same notional amount, based on the three-month LIBOR.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

For the Periods ended June 30, 2008 and 2007

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 17, 2008, are those that we consider to be our critical accounting estimates. For the three months and six months ended June 30, 2008, there have been no material changes in regard to any of our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Executive Overview

Our results for the first half of 2008 reflected favorable underwriting results in comparison to 2007. This improvement reflects our continued selective growth, as well as our adherence to strict corporate underwriting guidelines, recognition of the anticipated expense savings from the elimination of the fronting fees paid prior to achievement of our A.M. Best upgrade to “A−” (Excellent), as well as a focus on current accident year price adequacy. The improvement in our underwriting results was also due to the further leveraging of our fixed costs, which helped to reduce our expense ratio. Our generally accepted accounting principles (“GAAP”) combined ratio improved 4.7 percentage points to 92.1% for the six months ended June 30, 2008, from 96.8% in 2007. Net operating income, excluding amortization, increased $4.9 million, or 35.8%, to $18.7 million, compared to $13.8 million in 2007.

Unconsolidated pre-tax income, excluding amortization, relating to our fee-for-service business, which includes management fees paid by our Insurance Company Subsidiaries, was $4.2 million, or a 9.2% margin for the six months ended June 30, 2008, compared to $7.2 million, or a 15.3% margin in 2007. This reduction in the margin was primarily the result of a planned $2.2 million reduction in intercompany commissions and fees. This change in intercompany commissions and fees is driven by greater efficiency and productivity from our leveraging of fixed costs in our management company. The reduction in intercompany fees has the effect of reducing the unconsolidated GAAP expense ratio and narrowing the margin on the unconsolidated fee-for-service income. It does not impact our consolidated net income. In addition, the overall decrease was the result of lower agency commissions earned in Michigan and California.

Gross written premium increased $17.3 million, or 10.3%, in the first half of 2008 to $184.8 million, from $167.5 million in 2007. This increase was primarily the result of growth in the second quarter from new business related to programs implemented in late 2007 and early 2008. During the first half of the year, new business was up $16.8 million and we anticipate this growth to continue throughout the year as the annualized premiums of these programs are realized. In addition, we continue to experience selective growth within existing programs consistent with our corporate underwriting guidelines and our controls over price adequacy. Offsetting this growth was the loss of one program in which our pricing and financial targets were higher than our competition.

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

As of June 30, 2008, we recorded a reclassification of other intangible assets and goodwill. This reclassification was the result of a refinement to the original valuation analysis completed at the time of purchase of the remaining economics related to the termination of the Management Agreement with USSU. This adjustment to the valuation analysis resulted in a decrease in other intangible assets and a corresponding increase to goodwill of $7.3 million.

On June 4, 2008, we announced the affirmation of A.M. Best Company’s financial strength rating of “A−” (Excellent) for our Insurance Company Subsidiaries.

On July 31, 2008, we completed our merger with ProCentury Corporation (“ProCentury”). The results of which have not been included in the financial statements as of and for the three and six months ended June 30, 2008, nor has any pro forma information been included in this Form 10-Q filing.

The total purchase price, as determined under GAAP, was approximately $220.5 million, of which $99.2 million consisted of cash and $121.3 million in common stock. The total number of common shares issued for the stock portion of the purchase price was approximately 21.2 million shares. The purchase price was calculated based upon the volume-weighted average sales price of a share of our common stock for the 30-day trading period ending the sixth trading day prior to completing the merger, or $5.7326. We financed the cash portion of the merger consideration with a combination of an $18.8 million dividend from our insurance company subsidiary, Star Insurance Company, available cash of $12.6 million, and loan proceeds of approximately $67.8 million.

We are in the process of obtaining third-party valuations of certain fixed and intangible assets, which will be used to determine the allocation of the purchase price.

Results of Operations

Net income for the six months ended June 30, 2008, increased 18.2% to $15.5 million, or $0.42 per dilutive share, compared to net income of $13.1 million, or $0.44 per dilutive share, for the comparable period of 2007, with lower weighted average shares outstanding. Net income for the six months ended June 30, 2008 included amortization expense of $3.1 million, compared to $687,000 in 2007. This increase of $2.4 million was offset by improvements in our expense ratio as we begin to see the impact of the elimination of the fronting fees associated with our prior use of an unaffiliated insurance carrier’s “A” rated policy forms. Our expense ratio also benefited by our ability to further leverage our fixed costs in the management company and decrease the intercompany expenses charged to our Insurance Company Subsidiaries. In addition, net investment income increased 13.6% to $14.1 million, primarily as a result of positive operating cash flows and the net proceeds from our successful equity offering in July 2007. Somewhat offsetting these positive variables was a substantial increase in amortization expense related to the acquisition of the USSU business in 2007 and 2008 and an increase in other administrative expenses related to the management fee paid to the former owners of USSU, which was eliminated effective January 31, 2008. We continue to see favorable prior accident reserve development, as well as selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy.

Revenues for the six months ended June 30, 2008, increased $11.5 million, or 6.9%, to $178.6 million, from $167.1 million for the comparable period in 2007. This increase reflects a $10.7 million increase in net earned premiums. The increase in net earned premiums was primarily the result of overall growth within our existing programs and new business we began writing in 2007 and 2008. Our overall net commission and fees were down 2.8%, or $631,000. In 2008, we converted a portion of the policies produced by USSU to our Insurance Company Subsidiaries. The intercompany management fees associated with that portion of the underwritten policies of the USSU business that we brought in house were $1.4 million for the six months ended June 30, 2008. These fees are now eliminated upon consolidation, thereby lowering net commissions and fees, but not impacting overall consolidated results. Excluding the full year impact of this change, net commission and fees would have increased $726,000. This increase reflects an increase in USSU management fees, partially offset by a decrease in fees on a New England-based program and by lower agency commission revenue, which resulted from more competitive pricing in certain jurisdictions. In addition, the revenues reflect a $1.7 million increase in investment income, primarily the result of overall positive cash flow and the net proceeds received from our equity offering in July 2007.

During the second quarter, in accordance with Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” we recognized a capital loss of $168,000 related to a single asset-backed security. This asset-backed security had some indirect subprime exposure that is wrapped by insurance from a monoline insurer. The security is collateralized by fixed rate loans originated in 2005. The security is current on all interest payments, is adequately collateralized, and we have the ability and intent to hold the security to maturity not withstanding credit issues. However, the present value of expected cash flows was below the amortized cost of the security, therefore under EITF 99-20 we are required to recognize any unrealized loss as a capital loss in the current income statement. Accordingly, the amortized cost was reduced to fair value at June 30, 2008.

Mortgage-backed securities (both commercial and residential) were 19.0% of the portfolio at June 30, 2008, compared to 19.5% at June 30, 2007. Asset-backed securities were 3.2% of the portfolio at June 30, 2008, compared to 4.6% at June 30, 2007. Within the asset-backed sector, we have indirect exposure to subprime loans on four securities totalling $2.6 million. Two securities are AAA rated and have current credit enhancement in excess of the initial credit enhancement. The other two securities are insured by a monoline insurer, which has been downgraded. As a result, these two securities have been downgraded to BBB- and BB. Since these securities no longer bear a rating of high credit quality, and are in an unrealized loss position, accounting pronouncement EITF 99-20 required that the securities be evaluated for other than temporary impairment charges. As noted above, as a result of the analysis, an impairment loss of $168,000 was recognized on one of the securities. No impairment was required to be recognized on the other security. We do not expect any principal loss to be realized on either security.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Six Months
	Ended
	June 30,
	2008	2007

Revenue:
Net earned premiums	$143,053	$132,395
Management fees	10,206	10,287
Claims fees	4,485	4,451
Loss control fees	1,135	1,143
Reinsurance placement	394	418
Investment income	13,722	11,921
Net realized (losses) gains	(177)	14

Total revenue	$172,818	$160,629

Pre-tax income:
Specialty risk management operations	$28,529	$22,167

Revenues from specialty risk management operations increased $12.2 million, or 7.6%, to $172.8 million for the six months ended June 30, 2008, from $160.6 million for the comparable period in 2007.

Net earned premiums increased $10.7 million, or 8.1%, to $143.1 million for the six months ended June 30, 2008, from $132.4 million in the comparable period in 2007. This increase was primarily the result of overall growth within our existing programs and the new business we began writing in 2007 and 2008, as well as additional selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy.

Management fees remained relatively flat for the six months ended June 30, 2008, compared to the comparable period in 2007. As previously indicated, in 2008 we converted a portion of the policies produced by USSU to our Insurance Company Subsidiaries. The intercompany management fees associated with the USSU policies that we brought in house were $1.4 million for the six months ended June 30, 2008. These fees are now eliminated upon consolidation, but do not impact overall consolidated results. In addition, the revenue related to the USSU business has a seasonality associated with its book of business whereby approximately twenty-five percent is recognized in the first quarter and approximately sixty percent is recognized in the third quarter. Partially offsetting this increase was a decrease in fees related to a New England-based program, primarily related to a decrease in premium volume due to reduced rates in the self-insured markets on which the fees are based, because of mandatory rate reductions and an increase in competition.

Claim fees remained relatively flat for the six months ended June 30, 2008, compared to the comparable period in 2007.

Net investment income increased $1.8 million, or 15.1%, to $13.7 million in 2008, from $11.9 million in 2008. Average invested assets increased $112.9 million, or 21.1%, to $647.7 million in 2008, from $534.8 million in 2007. The increase in average invested assets primarily relates to the positive cash flows from operations, resulting from favorable underwriting results, increased fee revenue, and the lengthening of the duration of our reserves. The increase in the duration of our reserves reflects the impact of growth in our excess liability business, which was implemented at the end of 2003. This type of business has a longer duration than the average reserves on our other programs and is now a larger proportion of reserves. In addition, the increase in average invested assets reflects cash flows from our equity offering in July 2007. The average investment yield for June 30, 2008 was 4.34%, compared to 4.63% in 2007. The decrease in the investment yield in comparison to 2007 primarily was the result of achieving lower yields due to the accumulation of cash in short-term investments in anticipation of closing on the ProCentury merger. Therefore, we are holding a higher than usual amount of high quality, highly liquid short-term investments. The combination of a greater allocation to short-term investments, lower short-term yields, and the turmoil in sectors of the short-term market that prompted us to restrict investments to more conservative instruments, resulted in lower yields. The current pre-tax book yield was 4.28%. The current after-tax book yield for the six months ended June 30, 2008 was 3.24%, compared to 3.40% in 2007. The duration of the investment portfolio is 3.9 years at June 30, 2008, compared to 4.2 years at June 30, 2007.

Specialty risk management operations generated pre-tax income of $28.5 million for the six months ended June 30, 2008, compared to pre-tax income of $22.2 million for the comparable period in 2007. This increase in pre-tax income demonstrates a continued improvement in underwriting results including favorable reserve development on prior accident years, selective growth in premium, adherence to our strict underwriting guidelines, and our overall leveraging of fixed costs. In addition, this improvement was also attributable to an increase in net investment income. The GAAP combined ratio was 92.1% for the six months ended June 30, 2008, compared to 96.8% for the same period in 2007.

Net loss and loss adjustment expenses (“LAE”) increased $4.8 million, or 6.4%, to $81.2 million for the six months ended June 30, 2008, from $76.4 million for the same period in 2007. Our loss and LAE ratio improved 1.2 percentage points to 61.5% for the six months ended June 30, 2008, from 62.7% for the same period in 2007. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The loss and LAE ratio of 61.5% includes favorable development of $5.6 million, or 3.9 percentage points, compared to favorable development of $2.1 million, or 1.6 percentage points in 2007. The increase in our favorable development in comparison to 2007 was primarily the result of a reduction in adverse development on an excess lines program due to the implementation of a new claim handling unit for this program in 2008. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Our expense ratio decreased 3.5 percentage points to 30.6% for the six months ended June 30, 2008, from 34.1% for the same period in 2007. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The decrease in our expense ratio reflects the anticipated decrease due to the elimination of the fronting fees paid in 2007 to an unaffiliated insurance carrier to use their “A” rated policy forms. In addition, we continue to leverage fixed costs as we are able to grow without adding to our staffing levels. This is reflected in the reduction in intercompany fees paid by our Insurance Company Subsidiaries to our management company. Those fees are eliminated upon consolidation, but do reduce the expense ratio of the Insurance Company Subsidiaries.

Agency Operations

The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Six Months
	Ended
	June 30,
	2008	2007

Net commission	$6,009	$6,745
Pre-tax income(1)	$937	$1,721

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the six months ended June 30, 2008 and 2007, the allocation of corporate overhead to the agency operations segment was $1.7 million and $1.4 million, respectively. These balances include an allocation to our Insurance & Benefit Consultants agency business that was previously allocated to specialty risk management operations. For the six months ended June 30, 2007, pre-tax income for agency operations was overstated and specialty risk management was understated by $147,000, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, decreased $736,000, or 10.9%, to $6.0 million for the six months ended June 30, 2008, from $6.7 million for the comparable period in 2007. This decrease primarily reflects regional competition and a softer insurance market within our mid to larger Michigan accounts and isolated competitive pricing pressure in the California automobile market.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $937,000 for the six months ended June 30, 2008, compared to $1.7 million for the comparable period in 2007. The decrease in the pre-tax income is primarily attributable to the decrease in agency commission revenue mentioned above.

Other Items

Reserves

At June 30, 2008, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $358.1 million. We established a reasonable range of reserves of approximately $330.3 million to $380.2 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$157,580	$174,439	$168,579
Commercial Multiple Peril/General Liability	87,114	110,090	97,549
Commercial Automobile	68,834	76,193	73,623
Other	16,768	19,485	18,329

Total Net Reserves	$330,296	$380,207	$358,080

(1)	Includes Residual Markets

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the six months ended June 30, 2008 and the year ended December 31, 2007.

For the six months ended June 30, 2008, we reported a decrease in net ultimate loss estimates for accident years 2007 and prior of $5.6 million, or 1.6% of $341.5 million of net loss and LAE reserves at December 31, 2007. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2008 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2007 and for the six months ended June 30, 2008. The major components of this change in ultimate loss estimates are as follows (in thousands):

	Reserves at	Incurred Losses			Paid Losses			Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	June 30,
Line of Business	2007	Year	Years	Incurred	Year	Years	Paid	2008

Workers’ Compensation	$141,359	$31,074	$(4,188)	$26,886	$946	$23,143	$24,089	$144,156
Residual Markets	25,428	3,959	(1,683)	2,276	1,152	2,128	3,280	24,424
Commercial Multiple Peril/General Liability	87,812	18,082	3,517	21,599	441	11,421	11,862	97,549
Commercial Automobile	69,426	24,349	(1,404)	22,945	3,841	14,907	18,748	73,623
Other	17,516	9,313	(1,816)	7,497	3,186	3,498	6,684	18,329

Net Reserves	341,541	$86,777	$(5,574)	$81,203	$9,566	$55,097	$64,663	358,081

Reinsurance Recoverable	198,461							200,783

Consolidated	$540,002							$558,864

		Re-estimated	Development
		Reserves at	as a
	Reserves at	June 30,	Percentage of
	December 31,	2008 on	Prior Year
Line of Business	2007	Prior Years	Reserves

Workers’ Compensation	$141,359	$137,171	−3.0%
Commercial Multiple Peril/General Liability	87,812	91,329	4.0%
Commercial Automobile	69,426	68,022	−2.0%
Other	17,516	15,700	−10.4%

Sub-total	316,113	312,222	−1.2%
Residual Markets	25,428	23,745	−6.6%

Total Net Reserves	$341,541	$335,967	−1.6%

Workers’ Compensation Excluding Residual Markets  The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets decreased $4.2 million, or 3.0% of net workers’ compensation reserves. This net overall decrease reflects decreases of $1.7 million, $1.9 million, and $915,000 in accident years 2006, 2005, and 2004, respectively. The decreases reflect better than expected experience for many of our workers’ compensation programs, including a Nevada, Florida, and a countrywide association program. Actual losses reported during the quarter were less than expected given the prior actuarial assumptions. These decreases were offset by an increase of $920,000 in accident year 2007. This increase reflects greater than expected claim development on a Tennessee, Florida, Northeast, and a discontinued program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril and General Liability  The commercial multiple peril line and general liability line of business had an increase in net ultimate loss estimate of $3.5 million, or 4.0% of net commercial multiple peril and general liability reserves. The net increase reflects increases of $1.2 million, $852,000, $985,000, and $327,000 in the ultimate loss estimates for accident years 2006, 2005, 2004 and 2001, respectively. These increases were due to greater than expected claim emergence in two discontinued programs and an excess liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile  The projected net ultimate loss estimate for the commercial automobile line of business decreased $1.4 million, or 2.0% of net commercial automobile reserves. This net overall decrease reflects decreases of $1.2 million and $330,000 in accident years 2006 and 2004, respectively. These decreases primarily reflect better than expected case reserve development on two California-based programs. The change in ultimate loss estimates for all other accident years was insignificant.

Other  The projected net ultimate loss estimate for the other lines of business decreased $1.8 million, or 10.4% of net reserves. This net decrease reflects reductions of $361,000, $1.3 million, and $355,000 in the net ultimate loss estimate for accident years 2007, 2006, and 2005, respectively. These decreases are due to better than expected case reserve development during the calendar year in a medical malpractice program and a Missouri program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets  The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $1.7 million, or 6.6% of net reserves. This decrease reflects reductions of $1.1 million and $322,000 in accident years 2007 and 2006, respectively. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

Salaries and Employee Benefits and Other Administrative Expenses

Salaries and employee benefits for the six months ended June 30, 2008, increased $466,000, or 1.8%, to $26.9 million, from $26.4 million for the comparable period in 2007. This increase primarily reflects an increase in variable compensation, driven by our favorable results and its relation to our targeted variable compensation thresholds, in comparison to 2007. In addition, this increase was also the result of an increase in health benefit costs. Slightly offsetting these unfavorable variances was a decrease in profit sharing commissions. The decrease in profit sharing commissions was the result of our purchase of an excess liability book of business. As a result of us owning the book of business, we no longer pay the profit sharing commissions.

Other administrative expenses increased $1.8 million, or 12.0%, to $16.8 million, from $15.0 million for the comparable period in 2007. This increase was primarily due to the management fee associated with the USSU business acquisition. In addition, this increase was the result of small increases in various general operating expenses, primarily due to travel related expenses due to the merger with ProCentury that closed on July 31, 2008.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for the six months ended June 30, 2008, increased $2.4 million, to $3.1 million, from $687,000 for the comparable period in 2007. This increase in amortization expense primarily relates to the customer relationships acquired with the USSU business and an excess liability book of business acquired in late 2007.

Interest Expense

Interest expense for the six months ended June 30, 2008, decreased $589,000, or 18.7%, to $2.6 million, from $3.2 million for the comparable period in 2007. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our line of credit. The average outstanding balance on our line of credit during the six months ending June 30, 2008, was zero, compared to $15.0 million for the same period in 2007. The average interest rate, excluding the debentures, was 0.0% in 2008, compared to 6.7% in 2007.

On April 21, 2008, we entered into three interest rate swap transactions to mitigate our interest rate risk on our remaining $30.0 million in debt not previously fixed with our prior interest rate swaps entered into in 2005. The decision was made to enter into these swaps as a result of our overall capital structure, recent interest rate reductions and the fact that the 3-month LIBOR rate was at its lowest point since we entered into our prior interest rate swap transactions. As a result, all of our senior debentures and trust preferred securities now have fixed interest rates associated with them. The average fixed interest rate associated with the interest rate swaps was 8.2%, compared to an annualized interest rate of 9.6% in 2007.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the six months ended June 30, 2008, was $6.8 million, or 30.6% of income before taxes. For the same period last year, we reflected an income tax expense of $5.6 million, or 30.0% of income before taxes. The increase in the effective tax rate reflects a lower contribution of investment income, including tax-exempt investment income, to pre-tax income. Investment income represented 63.4% of pre-tax income for the six months ended June 30, 2008, compared to 66.4% in 2007. This decrease reflects the improved underwriting results in 2008, compared to 2007, slightly offset by growth in invested assets from operations and the cash proceeds from the equity raise in July 2007. Tax exempt securities as a percentage of total invested assets were 41.0% and 45.3% at June 30, 2008 and 2007, respectively.

Other Than Temporary Impairments

Our policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of the following factors: (1) rating downgrade or other credit event (e.g., failure to pay interest when due); (2) financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; (3) prospects for the issuer’s industry segment; and (4) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery in fair value. We evaluate our investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other than temporarily impaired are written down to their estimated net fair value and the related losses recognized in operations.

At June 30, 2008, we had 183 securities that were in an unrealized loss position. These investments all had unrealized losses of less than ten percent. At June 30, 2008, seven of those investments, with an aggregate $4.1 million fair value and ($207,000) unrealized loss, have been in an unrealized loss position for more than eighteen months. Positive evidence considered in reaching our conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) there has been an increase in market prices; 4) our ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 5) changes in fair value were considered normal in relation to overall fluctuations in interest rates.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	June 30, 2008
	Less Than 12 months		Greater Than 12 months		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$51	$—	$—	$—	$51	$—
Obligations of states and political subdivisions	131,007	(1,569)	—	—	131,007	(1,569)
Corporate securities	39,865	(1,148)	1,664	(361)	41,529	(1,509)
Mortgage and asset-backed securities	64,703	(2,026)	3,104	(100)	67,807	(2,126)

Totals	$235,626	$(4,743)	$4,768	$(461)	$240,394	$(5,204)

	December 31, 2007
	Less Than 12 months		Greater Than 12 months		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$—	$—	$5,963	$(29)	$5,963	$(29)
Obligations of states and political subdivisions	19,400	(68)	45,177	(255)	64,577	(323)
Corporate securities	15,564	(415)	30,601	(513)	46,165	(928)
Mortgage and asset-backed securities	9,116	(95)	47,963	(520)	57,079	(615)

Totals	$44,080	$(578)	$129,704	$(1,317)	$173,784	$(1,895)

As of June 30, 2008, gross unrealized gains and (losses) on securities were $4.0 million and ($5.2 million), respectively. As of December 31, 2007, gross unrealized gains and (losses) on securities were $7.8 million and ($1.9 million), respectively.

As previously described, during the second quarter and in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” we recognized a capital loss of $168,000 related to a single asset-backed security. This asset-backed security had some indirect subprime exposure that is wrapped by insurance from a monoline insurer. The security is collateralized by fixed rate loans originated in 2005. The security is current on all interest payments, is adequately collateralized, and we have the ability and intent to hold the security to maturity not withstanding credit issues. However, the present value of expected cash flows was below the amortized cost of the security, therefore under EITF 99-20 we are required to recognize any unrealized loss as a capital loss in the current income statement. Accordingly, the amortized cost was reduced to fair value at June 30, 2008.

Mortgage-backed securities (both commercial and residential) were 19.0% of the portfolio at June 30, 2008, compared to 19.5% at June 30, 2007. Asset-backed securities were 3.2% of the portfolio at June 30, 2008, compared to 4.6% at June 30, 2007. Within the asset-backed sector, we have indirect exposure to subprime loans on four securities totalling $2.6 million. Two securities are AAA rated and have current credit enhancement in excess of the initial credit enhancement. The other two securities are insured by a monoline insurer, which has been downgraded. As a result, these two securities have been downgraded to BBB- and BB. Since these securities no longer bear a rating of high credit quality, and are in an unrealized loss position, accounting pronouncement EITF 99-20 required that the securities be evaluated for other than temporary impairment charges. As noted above, as a result of the analysis, an impairment loss of $168,000 was recognized on one of the securities. No impairment was required to be recognized on the other security. We do not expect any principal loss to be realized on either security.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Results of Operations

Net income for the three months ended June 30, 2008, was $8.4 million, or $0.23 per dilutive share, on weighted average shares of 37,126,911, compared to net income of $6.2 million, or $0.20 per dilutive share, on weighted average shares of 30,350,553, for the comparable period of 2007. Net income for the three months ended June 30, 2008 included amortization expense of $1.6 million, compared to $543,000 in 2007. This increase of $1.0 million was offset by improvements in our expense ratio as we begin to see the impact of the elimination of the fronting fees associated with our prior use of an unaffiliated insurance carrier’s “A” rated policy forms, as well as our ability to further leverage our fixed costs. This improvement also reflects an increase in earned premiums as a result of overall growth due to new business we began writing in 2007 and 2008. In addition, net investment income increased primarily as a result of positive operating cash flows and the net proceeds from our successful equity offering in July 2007. Offsetting these positive impacts was a substantial increase in amortization expense related to the acquisition of the USSU business in 2007 and 2008. We continue to see favorable prior accident year reserve development, as well as remain selective in our premium growth consistent with our corporate underwriting guidelines and controls over price adequacy.

Revenues for the three months ended June 30, 2008, increased $9.3 million, or 11.0%, to $93.4 million, from $84.2 million for the comparable period in 2007. This increase primarily reflects a $9.8 million, or 14.6%, increase in net earned premiums. The increase in net earned premiums was primarily the result of overall growth within our existing programs due to new business we began writing in 2007 and 2008, as well as selective growth consistent with our corporate underwriting guidelines and controls over price adequacy. Our overall net commission and fees were down 10.3%, or $1.1 million. In 2008, we converted a portion of the policies produced by USSU to our Insurance Company Subsidiaries. The intercompany management fees associated with that portion of the USSU business that we brought in house were $1.0 million for the three months ended June 30, 2008. These fees are now eliminated upon consolidation, but do not impact overall consolidated results. Excluding the full year impact of this change, net commission and fees would have been relatively flat in comparison to the second quarter of 2007. Net commission and fees were partially impacted by a decrease in fees on a New England-based program and by lower agency commission revenue, as a result of greater competitive pricing in certain jurisdictions. In addition, the increase in revenue reflects a $688,000 increase in investment income, primarily the result of overall positive cash flow and the net proceeds received from our equity offering in July 2007.

During the quarter, in accordance with EITF 99-20, we recognized a capital loss of $168,000 related to a single asset-backed security. This asset-backed security had some indirect subprime exposure that is wrapped by insurance from a monoline insurer. The security is collateralized by fixed rate loans originated in 2005. The security is current on all interest payments, is adequately collateralized, and we have the ability and intent to hold the security to maturity not withstanding credit issues. However, the present value of expected cash flows was below the amortized cost of the security, therefore under EITF 99-20 we are required to recognize any unrealized loss as a capital loss in the current income statement. Accordingly, the amortized cost was reduced to fair value at June 30, 2008.

Mortgage-backed securities (both commercial and residential) were 19.0% of the portfolio at June 30, 2008, compared to 19.5% at June 30, 2007. Asset-backed securities were 3.2% of the portfolio at June 30, 2008, compared to 4.6% at June 30, 2007. Within the asset-backed sector, we have indirect exposure to subprime loans on four securities totalling $2.6 million. Two securities are AAA rated and have current credit enhancement in excess of the initial credit enhancement. The other two securities are insured by a monoline insurer, which has been downgraded. As a result, these two securities have been downgraded to BBB- and BB. Since these securities no longer bear a rating of high credit quality, and are in an unrealized loss position, accounting pronouncement EITF 99-20 required that the securities be evaluated for other than temporary impairment charges. As noted above, as a result of the analysis, an impairment loss of $168,000 was recognized on one of the securities. No impairment was required to be recognized on the other security. We do not expect any principal loss to be realized on either security.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Three Months
	Ended June 30,
	2008	2007

Revenue:
Net earned premiums	$77,031	$67,191
Management fees	4,174	5,412
Claims fees	2,305	2,247
Loss control fees	625	544
Reinsurance placement	98	85
Investment income	6,752	5,991
Net realized (losses) gains	(146)	20

Total revenue	$90,839	$81,490

Pre-tax income:
Specialty risk management operations	$15,617	$10,848

Revenues from specialty risk management operations increased $9.3 million, or 11.5%, to $90.8 million for the three months ended June 30, 2008, from $81.5 million for the comparable period in 2007.

Net earned premiums increased $9.8 million, or 14.6%, to $77.0 million in the three months ended June 30, 2008, from $67.2 million in the comparable period in 2007. As previously indicated, this increase was primarily the result of overall growth within our existing programs and new business we began writing in 2007 and 2008, as well as selective growth consistent with our corporate underwriting guidelines and controls over price adequacy.

Management fees decreased $1.2 million, or 22.9%, to $4.2 million for the three months ended June 30, 2008, from $5.4 million for the comparable period in 2007. As previously indicated, in 2008 we converted a portion of the policies produced by USSU to our Insurance Company Subsidiaries. The intercompany management fees associated with the USSU policies that we brought in house were $1.0 million for the three months ended June 30, 2008. These fees are now eliminated upon consolidation, but do not impact overall consolidated results.

Claim fees remained relatively flat for the three months ended June 30, 2008, compared to the comparable period in 2007.

Net investment income increased $761,000, or 12.7%, to $6.8 million in 2008, from $6.0 million in 2007. Average invested assets increased $94.4 million, or 17.2%, to $641.9 million in 2008, from $547.5 million in 2007. The increase in average invested assets primarily relates to the positive cash flows from operations, resulting from favorable underwriting results, increased fee revenue, and the lengthening of the duration of our reserves. The increase in the duration of our reserves reflects the impact of growth in our excess liability business, which was implemented at the end of 2003. This type of business has a longer duration than the average reserves on our other programs and is now a larger proportion of reserves. In addition, the increase in average invested assets reflects cash flows from our equity offering in July 2007. The average investment yield for June 30, 2008 was 4.31%, compared to 4.55% in 2007. The decrease in the investment yield in comparison to 2007 primarily was the result of achieving lower yields due to the accumulation of cash in short-term investments in anticipation of closing on the ProCentury merger. Therefore, we are holding a higher than usual amount of high quality, highly liquid short-term investments. The combination of a greater allocation to short-term investments, lower short-term yields, and the turmoil in sectors of the short-term market that prompted us to restrict investments to more conservative instruments, resulted in lower yields. The current pre-tax book yield was 4.28%. The current after-tax book yield for the three months ended June 30, 2008 was 3.24%, compared to 3.40% in 2007. The duration of the investment portfolio is 3.9 years at June 30, 2008, compared to 4.2 years at June 30, 2007.

Specialty risk management operations generated pre-tax income of $15.6 million for the three months ended June 30, 2008, compared to pre-tax income of $10.8 million for the comparable period in 2007. This increase in pre-tax income demonstrates a continued improvement in underwriting results due to favorable development on prior accident year reserves, our selective growth in premium, adherence to our strict underwriting guidelines, and our overall leveraging of fixed costs. In addition, this improvement was also attributable to an increase in net investment income. The GAAP combined ratio was 90.5% for the three months ended June 30, 2008, compared to 97.4% for the same period in 2007.

Net loss and loss adjustment expenses increased $3.8 million, or 9.7%, to $43.5 million for the three months ended June 30, 2008, from $39.7 million for the same period in 2007. Our loss and LAE ratio decreased 2.9 percentage points to 61.2% for the three months ended June 30, 2008, from 64.1% for the same period in 2007. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The loss and LAE ratio of 61.2% includes favorable development of $2.7 million, or 3.5 percentage points, compared to adverse development of $83,000, or 0.1 percentage points in 2007. The increase in our favorable development in comparison to 2007 is primarily the result of a reduction in adverse development on an excess lines program due to the implementation of a new claim handling unit for this program in 2008.

Our expense ratio decreased 4.0 percentage points to 29.3% for the three months ended June 30, 2008, from 33.3% for the same period in 2007. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The decrease in our expense ratio reflects the anticipated decrease due to the elimination of the fronting fees paid in 2007 to an unaffiliated insurance carrier to use their “A” rated policy forms. In addition, we continue to leverage fixed costs as we are able to grow without adding to our staffing levels. This is reflected in the reduction in intercompany fees paid by our Insurance Company Subsidiaries to our management company. Those fees are eliminated upon consolidation, but do reduce the expense ratio of the Insurance Company Subsidiaries.

Agency Operations

The following table sets forth the revenues and results from operations for our agency operations (in thousands):

	For the Three Months Ended June 30,
	2008	2007

Net commission	$2,681	$2,860
Pre-tax income(1)	$174	$494

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended June 30, 2008 and 2007, the allocation of corporate overhead to the agency operations segment was $900,000 and $608,000, respectively. These balances include an allocation to our Insurance & Benefit Consultants agency business that was previously allocated to specialty risk management operations. For the three months ended June 30, 2007, pre-tax income for agency operations was overstated and specialty risk management was understated by $80,000, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, decreased $179,000, or 6.3%, to $2.7 million for the three months ended June 30, 2008, from $2.9 million for the comparable period in 2007. This decrease primarily reflects regional competition and a softer insurance market, as well as isolated competitive pricing pressure in the California automobile market.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $174,000 for the three months ended June 30, 2008, compared to $494,000 for the comparable period in 2007. The decrease in the pre-tax income is primarily attributable to the decrease in agency commission revenue mentioned above.

Other Items

Reserves

For the three months ended June 30, 2008, we reported a decrease in net ultimate loss estimates for accident years 2007 and prior of $2.7 million, or 0.8% of $341.5 million of net loss and LAE reserves at December 31, 2007. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2008 and 2007.

Salary and Employee Benefits and Other Administrative Expenses

Salary and employee benefits for the three months ended June 30, 2008, increased $1.2 million, or 9.6%, to $14.1 million, from $12.9 million for the comparable period in 2007. This increase primarily reflects an increase in variable compensation, driven by our favorable results and its relation to our targeted variable compensation thresholds, in comparison to 2007. In addition, this increase was also the result of an increase in health benefit costs. Slightly offsetting these unfavorable variances was a decrease in profit sharing commissions. The decrease in profit sharing commissions was the result of our purchase of an excess liability book of business. As a result of us owning the book of business, we no longer pay the profit sharing commissions.

Other administrative expenses increased $363,000, or less than 5.0%, to $8.0 million, from $7.6 million for the comparable period in 2007. This increase was primarily due to increases in various general operating expenses, primarily due to travel related expenses due to the merger with ProCentury that closed on July 31, 2008. These increases were slightly offset by a reduction in the management fee previously associated with our acquisition of USSU. In January 2008, we exercised our option to purchase the remainder of the economics related to the acquisition of the USSU business, by terminating the Management Agreement with the former owners, thereby eliminating the management fee associated with the Management Agreement.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for the three months ended June 30, 2008, increased $1.0 million, to $1.6 million, from $543,000 for the comparable period in 2007. This increase in amortization expense primarily relates to the customer relationships acquired with the USSU business and an excess liability book of business acquired in late 2007.

Interest Expense

Interest expense for the three months ended June 30, 2008, decreased $413,000, or 24.8%, to $1.3 million, from $1.7 million for the comparable period in 2007. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our line of credit. The average outstanding balance on our line of credit during the three months ending June 30, 2008, was zero, compared to $20.4 million for the same period in 2007. The average interest rate, excluding the debentures, was 0.0% in 2008, compared to 6.4% in 2007.

On April 21, 2008, we entered into three interest rate swap transactions to mitigate our interest rate risk on our remaining $30.0 million in debt not previously fixed with our prior interest rate swaps entered into in 2005. The decision was made to enter into these swaps as a result of our overall capital structure, recent interest rate reductions and the fact that the 3-month LIBOR rate was at its lowest point since we entered into our prior interest rate swap transactions. As a result, all of our senior debentures and trust preferred securities now have fixed interest rates associated with them. The average fixed interest rate associated with the interest rate swaps was 8.2%, compared to an annualized interest rate of 9.6% in 2007.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the three months ended June 30, 2008, was $3.9 million, or 31.7% of income before taxes. For the same period last year, we reflected an income tax expense of $2.5 million, or 28.6% of income before taxes. The increase in the effective tax rate reflects a lower contribution of investment income, including tax-exempt investment income, to pre-tax income. Investment income represented 56.4% of pre-tax income for the three months ended June 30, 2008, compared to 72.4% in 2007. This decrease reflects the improved underwriting results in 2008, compared to 2007, slightly offset by growth in invested assets from operations and the cash proceeds from the equity raise in July 2007. Tax exempt securities as a percentage of total invested assets were 41.0% and 45.3% at June 30, 2008 and 2007, respectively.

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

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007

Net income	$15,495	$13,109	$8,437	$6,186

Insurance Company Subsidiaries:
Net income	$16,931	$11,071	$9,643	$5,455

Adjustments to reconcile net income to net cash provided by operating activities	2,877	158	2,480	(283)
Changes in operating assets and liabilities	7,121	9,732	5,848	(1,551)

Total adjustments	9,998	9,890	8,328	(1,834)

Net cash provided by operating activities	$26,929	$20,961	$17,971	$3,621

Fee-based Subsidiaries:
Net income	$(1,436)	$2,038	$(1,206)	$731
Depreciation	1,505	1,525	760	788
Amortization	3,114	687	1,563	543
Interest	2,565	3,154	1,254	1,667

Net income, excluding interest, depreciation, and amortization	5,748	7,404	2,371	3,729

Adjustments to reconcile net income to net cash provided by operating activities	4,202	2,452	2,371	879
Changes in operating assets and liabilities	(3,548)	(3,214)	(1,832)	(146)

Total adjustments	654	(762)	539	733
Depreciation	(1,505)	(1,525)	(760)	(788)
Amortization	(3,114)	(687)	(1,563)	(543)
Interest	(2,565)	(3,154)	(1,254)	(1,667)

Net cash (used in) provided by operating activities	$(782)	$1,276	$(667)	$1,464

Consolidated total adjustments	10,652	9,128	8,867	(1,101)

Consolidated net cash provided by operating activities	$26,147	$22,237	$17,304	$5,085

Consolidated cash flow provided by operations for the six months ended June 30, 2008, was $26.1 million, compared to consolidated cash flow provided by operations of $22.2 million for the comparable period in 2007.

Regulated subsidiaries’ cash flow provided by operations for the six months ended June 30, 2008, was $26.9 million, compared to $21.0 million for the comparable period in 2007. This increase is primarily the result of growth in our underwritten business, as well as an increase in investment income due to growth in our investment portfolio. Partially offsetting these improvements was a decrease in cash which reflects the timing of closed and paid claim activity.

Non-regulated subsidiaries’ cash flow used in operations for the six months ended June 30, 2008, was $782,000, compared to cash flow provided by operations of $1.3 million for the comparable period in 2007. The decrease in cash flows is primarily related to a decrease in fee-based revenue and the timing of other administrative expenses.

We continue to anticipate a temporary increase in cash outflows related to our investments in technology as we enhance our operating systems and controls. We believe these temporary increases will not affect our liquidity, debt covenants, or other key financial measures.

Other Items

Long-term Debt

The following table summarizes the principal amounts and variables associated with our long-term debt (in thousands):

				Interest
	Year	Year		Rate at	Principal
Description	Callable	Due	Interest Rate Terms	06/30/08(1)	Amount

Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	6.85%	$10,310
Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	6.68%	13,000
Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	6.84%	12,000
Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	6.36%	20,620

				Total	$55,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

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

Interest Rate Swaps

In October 2005, we entered into two interest rate swap transactions to mitigate our interest rate risk on $5.0 million and $20.0 million of our senior debentures and trust preferred securities, respectively. On April 21, 2008, we entered into three interest rate swap transactions to mitigate our interest rate risk on our remaining $30.0 million of our senior debentures and trust preferred securities. We accrue for these transactions in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is being recognized as an adjustment to interest expense.

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

The third interest rate swap transaction, which relates to $7.0 million of our $12.0 million issuance of senior debentures, has an effective date of April 23, 2008 and ending date of May 24, 2011. We are required to make certain quarterly fixed rate payments calculated on a notional amount of $7.0 million, non-amortizing, based on a fixed annual interest rate of 7.72%. The counterparty is obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR, plus 4.20%.

The fourth interest rate swap transaction, which relates to $10.0 million of our $10.0 million issuance of trust preferred securities, has an effective date of April 23, 2008 and ending date of June 30, 2013. We are required to make quarterly fixed rate payments calculated on a notional amount of $10.0 million, non-amortizing, based on a fixed annual interest rate of 8.02%. The counterparty is obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR, plus 4.05%.

The fifth interest rate swap transaction, which relates to $13.0 million of our $13.0 million issuance of senior debentures, has an effective date of April 29, 2008 and ending date of April 29, 2013. We are required to make quarterly fixed rate payments calculated on a notional amount of $13.0 million, non-amortizing, based on a fixed annual interest rate of 7.94%. The counterparty is obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR, plus 4.00%.

In relation to the above interest rate swaps, the net interest expense paid for the six months ended June 30, 2008, was approximately $135,000. The net interest income received for the six months ended June 30, 2007, was approximately $76,000. For the three months ended June 30, 2008, the net interest expense paid was approximately $150,000. For the three months ended June 30, 2007, the net interest income received was approximately $38,000.

The total fair value of the interest rate swaps as of June 30, 2008 and December 31, 2007, was approximately ($367,000) and ($545,000), respectively. Accumulated other comprehensive income at June 30, 2008 and December 31, 2007, included the accumulated loss on the cash flow hedge, net of taxes, of ($115,000) and ($484,000), respectively.

Revolving Line of Credit

In April 2007, we executed an amendment to our revolving credit agreement with our bank. The amendments included an extension of the term to September 30, 2010, an increase to the available borrowings of up to

$35.0 million, and a reduction of the variable interest rate basis to a range between 75 to 175 basis points above LIBOR. We use the revolving line of credit to meet short-term working capital needs. Under the revolving line of credit, we and certain of our non-regulated subsidiaries pledged security interests in certain property and assets of named subsidiaries.

At June 30, 2008 and December 31, 2007, we did not have an outstanding balance on our revolving line of credit.

The revolving line of credit provides for interest at a variable rate based, at our option, upon either a prime-based rate or LIBOR-based rate. In addition, the revolving line of credit also provides for an unused facility fee. On prime-based borrowings, the applicable margin ranges from 75 to 25 basis points below prime. On LIBOR-based borrowings, the applicable margin ranges from 125 to 175 basis points above LIBOR. The margin for all loans is dependent on the sum of non-regulated earnings before interest, taxes, depreciation, amortization, and non-cash impairment charges related to intangible assets for the preceding four quarters, plus dividends paid or payable to us from subsidiaries during such period (“Adjusted EBITDA”). At June 30, 2008, we did not have any LIBOR-based borrowings outstanding.

Debt covenants consist of: (1) maintenance of the ratio of Adjusted EBITDA to interest expense of 2.0 to 1.0, (2) minimum net worth of $130.0 million and increasing annually commencing June 30, 2005, by fifty percent of the prior year’s positive net income, (3) minimum A.M. Best rating of “B”, and (4) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00. As of June 30, 2008, we were in compliance with these covenants.

Investment Portfolio

As of June 30, 2008 and December 31, 2007, the recorded values of our investment portfolio, including cash and cash equivalents, were $643.8 million and $651.6 million, respectively. The debt securities in the investment portfolio, at June 30, 2008, were 98.0% investment grade A- or above bonds as defined by Standard and Poor’s.

While our investment portfolio includes investments in mortgage-backed and agency-backed securities, we do not have any direct exposure to any subprime risks. Mortgage-backed securities (both commercial and residential) were 19.0% of the portfolio at June 30, 2008, compared to 19.5% at June 30, 2007. Asset-backed securities were 3.2% of the portfolio at June 30, 2008, compared to 4.6% at June 30, 2007. Within the asset-backed sector, we have indirect exposure to subprime loans on four securities totalling $2.6 million. Two securities are AAA rated and have current credit enhancement in excess of the initial credit enhancement. The other two securities are insured by a monoline insurer, which has been downgraded. As a result, these two securities have been downgraded to BBB- and BB. Since these securities no longer bear a rating of high credit quality, and are in an unrealized loss position, accounting pronouncement EITF 99-20 required that the securities be evaluated for other than temporary impairment charges. As previously noted, as a result of the analysis, an impairment loss of $168,000 was recognized on one of the securities. No impairment was required to be recognized on the other security. We do not expect any principal loss to be realized on either security.

During the second quarter, in accordance with EITF 99-20, we recognized a capital loss of $168,000 related to a single asset-backed security. This asset-backed security had some indirect subprime exposure that is wrapped by insurance from a monoline insurer. The security is collateralized by fixed rate loans originated in 2005. The security is current on all interest payments, is adequately collateralized, and we have the ability and intent to hold the security to maturity not withstanding credit issues. However, the present value of expected cash flows was below the amortized cost of the security, therefore under EITF 99-20 we are required to recognize any unrealized loss as a capital loss in the current income statement. Accordingly, the amortized cost was reduced to fair value at June 30, 2008.

Shareholders’ Equity

At June 30, 2008, shareholders’ equity was $312.0 million, or a book value of $8.43 per common share, compared to $301.9 million, or a book value of $8.16 per common share, at December 31, 2007.

In October 2007, our Board of Directors authorized management to purchase up to 1,000,000 shares, or approximately 3%, of our common stock in market transactions for a period not to exceed twenty-four months. For the three months and six months ended June 30, 2008 and for the year ended December 31, 2007, we did not repurchase any common stock. As of June 30, 2008, we had available up to 1,000,000 shares to be purchased.

At our regularly scheduled board meeting on July 25, 2008, our Board of Directors authorized management to purchase up to 3,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaces the existing share repurchase plan authorized in October 2007.

On April 25, 2008, our Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend was payable on June 2, 2008, to shareholders of record as of May 16, 2008. On July 25, 2008, our Board of Directors declared a quarterly dividend of $0.02 per common share. This dividend is payable on September 2, 2008, to shareholders of record as of August 15, 2008. Our Board of Directors did not declare any dividends in 2007.

When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations, industry conditions, and our overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our subsidiaries. We did not receive any dividends from our Insurance Company Subsidiaries during the six months ended June 30, 2008 or in 2007.

USSU Acquisition

Effective January 31, 2008, we exercised our option to purchase the remainder of the economics related to the acquisition of the USSU business in April 2007, by terminating the Management Agreement for a payment of $21.5 million. As a result, we recorded an increase to other intangible assets of approximately $11.4 million and an increase to goodwill of approximately $10.1 million.

As of June 30, 2008, we recorded a reclassification of other intangible assets and goodwill. This reclassification was the result of a refinement to the original valuation analysis completed at the time of purchase of the remaining economics related to the termination of the Management Agreement with USSU. This adjustment to the valuation analysis resulted in a decrease in other intangible assets and a corresponding increase to goodwill of $7.3 million.

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

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net earned premiums	$143,053	$132,395	$77,031	$67,191
Less: Consolidated net loss and LAE	81,203	76,353	43,542	39,707
Intercompany claim fees	6,735	6,648	3,629	3,353

Unconsolidated net loss and LAE	87,938	83,001	47,171	43,060

Consolidated policy acquisition and other underwriting expenses	25,863	26,812	12,716	13,169
Intercompany administrative and other underwriting fees	17,920	18,330	9,832	9,178

Unconsolidated policy acquisition and other underwriting expenses	43,783	45,142	22,548	22,347

Underwriting income	$11,332	$4,252	$7,312	$1,784

GAAP combined ratio as reported	92.1%	96.8%	90.5%	97.4%
Specialty risk management operations pre-tax income	$28,529	$22,167	$15,617	$10,848
Less: Underwriting income	11,332	4,252	7,312	1,784
Net investment income and capital gains	13,888	12,399	6,771	6,249

Fee-based operations pre-tax income	3,309	5,516	1,534	2,815
Agency operations pre-tax income	937	1,721	174	494

Total fee-for-service pre-tax income	$4,246	$7,237	$1,708	$3,309

GAAP expense ratio as reported	30.6%	34.1%	29.3%	33.3%
Adjustment to include pre-tax income from total fee-for-service income(1)	3.0%	5.5%	2.2%	4.9%

GAAP expense ratio as adjusted	27.6%	28.6%	27.1%	28.3%
GAAP loss and LAE ratio as reported	61.5%	62.7%	61.2%	64.1%

GAAP combined ratio as adjusted	89.1%	91.3%	88.3%	92.4%

Reconciliation of consolidated pre-tax income:
Specialty risk management operations pre-tax income:
Fee-based operations pre-tax income	$3,309	$5,516	$1,534	$2,815
Underwriting income	11,332	4,252	7,312	1,784
Net investment income and capital gains	13,888	12,399	6,771	6,249

Total specialty risk management operations pre-tax income	28,529	22,167	15,617	10,848
Agency operations pre-tax income	937	1,721	174	494
Less: Holding company expenses	1,619	1,389	719	533
Interest expense	2,565	3,154	1,254	1,667
Amortization expense	3,114	687	1,563	543

Consolidated pre-tax income	$22,168	$18,658	$12,255	$8,599

(1)	Adjustment to include pre-tax income from total fee-for-service income is calculated by dividing total fee-for-service income by net earned premiums.

Regulatory

A significant portion of our consolidated assets represent assets of our Insurance Company Subsidiaries. The State of Michigan Office of Financial and Insurance Regulation (“OFIR”) restricts the amount of funds that may be transferred to the holding company in the form of dividends, loans or advances. These restrictions in general, are as follows: the maximum discretionary dividend that may be declared, based on data from the preceding calendar year, is the greater of each insurance company’s net income (excluding realized capital gains) or ten percent of the insurance company’s surplus (excluding unrealized gains). These dividends are further limited by a clause in the Michigan law that prohibits an insurer from declaring dividends, except out of surplus earnings of the company. Earned surplus balances are calculated on a quarterly basis. Since Star is the parent insurance company, its maximum dividend capability is based on the combined Insurance Company Subsidiaries’ surplus. At June 30, 2008 and December 31, 2007, Star’s earned surplus position was positive $56.0 million and $33.7 million, respectively. Based upon Star’s statutory financial statements as of December 31, 2007, Star would have the potential to pay a dividend of up to $18.8 million without the prior approval of OFIR. No statutory dividends were paid in 2007 or during the six months ended June 30, 2008.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in relation to our contractual obligations and commitments for the three months ended June 30, 2008.

On July 31, 2008, we successfully executed our $100 million senior credit facilities (the “Credit Facilities”). The Credit Facilities consisted of a $65.0 million term loan facility and a $35.0 million revolving credit facility. The Credit Facilities were used to partially fund the cash consideration portion of the ProCentury merger. As of August 4, 2008, the outstanding balance on the term loan facility and the revolving credit facility was $65.0 million and $8.0 million, respectively.

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

At December 31, 2007, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required. At June 30, 2008 and December 31, 2007, Star’s statutory surplus was $205.5 million and $188.4 million, respectively.

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of June 30, 2008, on a statutory combined basis, the gross and net premium leverage ratios were 1.8 to 1.0 and 1.4 to 1.0, respectively.

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

Convertible Note

In December 2005, we entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At June 30, 2008, the estimated fair value of the derivative is not material to the financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Financial Accounting Standards Board believes the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP, not its auditors. SFAS No. 162 is effective sixty days following the Securities and Exchange Commissions’ approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60 “Accounting and Reporting by Insurance Enterprises.” This results in inconsistencies in the recognition and measurement of claim liabilities due to differing views about when a loss has been incurred under SFAS No. 5 “Accounting for Contingencies.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure required under SFAS No. 163 will improve the quality of information provided to users of financial statements. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. We are in the process of evaluating the impact of SFAS No. 163, but believe the adoption of SFAS No. 163 will not impact our consolidated financial condition or results of operations, but may require additional disclosures.

Subsequent Events

ProCentury Merger

Effective after the close of business on July 31, 2008, we completed our merger transaction with ProCentury. The results of ProCentury are not included in our financial statements as of and for the three and six months ended June 30, 2008, nor has any pro forma information been included in this Form 10-Q filing.

For each ProCentury common share, ProCentury shareholders were entitled to receive, either $20.00 in cash or our common stock based on a 2.500 exchange ratio, subject to proration so that the maximum total cash consideration would not exceed 45% of the total consideration paid, as described within the merger agreement. The combined entity will continue to operate under the Meadowbrook Insurance Group name and will continue to trade on the New York Stock Exchange under the ticker symbol “MIG.”

The total purchase price, as determined under GAAP, was approximately $220.5 million, of which $99.2 million consisted of cash and $121.3 million in common stock. The total number of common shares issued for the stock portion of the purchase price was approximately 21.2 million shares. The purchase price was calculated based upon the volume-weighted average sales price of a share of our common stock for the 30-day trading period ending the sixth trading day prior to completing the merger, or $5.7326. We financed the cash portion of the merger consideration with a combination of an $18.8 million dividend from our insurance company subsidiary, Star Insurance Company, available cash of $12.6 million, and loan proceeds of approximately $67.8 million.

We are in the process of obtaining third-party valuations of certain fixed and intangible assets, which will be used to determine the allocation of the purchase price.

Credit Facilities

On July 31, 2008, we successfully executed our $100 million senior credit facilities (the “Credit Facilities”), which were arranged by Banc of America Securities, LLC. The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of our merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the merger. As of August 4, 2008, the outstanding balance on our term loan facility and our revolving credit facility was $65.0 million and $8.0 million, respectively. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

The Credit Facilities replaced our prior revolving credit agreement which was terminated upon the execution of the Credit Facilities.

The principal amount outstanding under the new Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at our option, the base rate. The base rate is defined as the higher of the Bank of America prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities.

The debt covenants applicable to the new Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++”.

Insurance Company Subsidiary Dividend Payment

On July 24, 2008, Star, our parent insurance company subsidiary, paid a dividend to us of $18.8 million. This dividend payment was the maximum potential dividend permitted without prior regulatory approval from OFIR. The entire dividend payment was used to partially fund the cash consideration portion of the merger with ProCentury. Star funded the dividend from existing cash reserves and cash equivalent investments.

Interest Rate Swaps

On July 31, 2008, we entered into an interest rate swap transaction to mitigate our interest rate risk on the $65.0 million term loan balance of our credit facility. We will recognize this transaction in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. This interest rate swap transaction has been designated as a cash flow hedge and is deemed a highly effective transaction under SFAS No. 133. In accordance with SFAS No. 133, beginning July 31, 2008, this interest rate swap transaction will be recorded at fair value on the balance sheet and any changes in its fair value will be accounted for within other comprehensive income. The interest differential to be paid or received will be accrued and recognized as an adjustment to interest expense.

The interest rate swap transaction, which relates to $65.0 million of our $65.0 million term loan, has an effective date of July 31, 2008 and ending date of July 31, 2013. We are required to make certain quarterly fixed rate payments calculated on a notional amount of $65.0 million, amortizing in accordance with the term loan amortization schedule, based on a fixed annual interest rate of 3.95%. The counterparties are obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of June 30, 2008. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At June 30, 2008, our fixed income portfolio had a modified duration of 3.90, compared to 4.22 at December 31, 2007.

At June 30, 2008, the fair value of our investment portfolio was $563.7 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. We continue to increase our holdings of tax-exempt securities based on our tax strategy and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2007. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Fair Value	$592,593	$563,670	$534,240
Yield to Maturity or Call	3.45%	4.45%	5.45%
Effective Duration	4.32	4.61	4.79

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At June 30, 2008 and December 31, 2007, we had debentures of $55.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $559,000.

In October 2005, we entered into two interest rate swap transactions to mitigate our interest rate risk on $5.0 million and $20.0 million of our senior debentures and trust preferred securities, respectively. On April 21, 2008, we entered into three interest rate swap transactions to mitigate our interest rate risk on our remaining $30.0 million of our senior debentures and trust preferred securities. We accrue for these transactions in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of any changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is being recognized as an adjustment to interest expense.

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At June 30, 2008 and December 31, 2007, we did not have an outstanding balance on this revolving line of credit.

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

As of June 30, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended June 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 11 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2008, which is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and our other filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2007, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in market transactions for a period not to exceed twenty-four months.

For the three months ended June 30, 2008, the Company did not purchase and retire any shares of common stock. The maximum number of shares that may yet be repurchased under the Company’s share repurchase plan is 1,000,000 shares, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

At the Company’s regularly scheduled board meeting on July 25, 2008, the Company’s Board of Directors authorized management to purchase up to 3,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaces the existing share repurchase plan authorized in October 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2008, the Company held its Annual Meeting of Shareholders (“Annual Meeting”) to consider and act upon the following proposals:

(1) The election of three members to the Board of Directors of the Company; and

(2) Ratification of the appointment of the Company’s independent registered public accounting firm, Ernst & Young LLP.

The following directors stood for election at the Annual Meeting: (1) Robert H. Naftaly; (2) Robert W. Sturgis; and (3) Bruce E. Thal. The shareholders re-elected the directors at the Annual Meeting and therefore, each shall continue in office. The vote tabulation for each director was: (1) Robert H. Naftaly — 32,767,977 in favor and 960,354 withheld; (2) Robert W. Sturgis — 32,764,227 in favor and 964,104 withheld; and (3) Bruce E. Thal — 31,932,546 in favor and 1,795,785 withheld. Other directors continuing in office after the meeting were: Merton J. Segal, Robert S. Cubbin, Joseph S. Dresner, David K. Page, Herbert Tyner, Hugh W. Greenberg, and Florine Mark.

The shareholders ratified the appointment of Ernst & Young LLP by a vote of 33,636,708 in favor, 22,729 against and 68,894 abstained.

ITEM 6.	EXHIBITS

The following documents are filed as part of this Report:

Exhibit
No.	Description

10.1	Credit Agreement, dated July 31, 2008, between Meadowbrook Insurance Group, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, KeyBank National Association, JPMorgan Chase Bank, N.A. and RBS Citizens N.A., as Co-Syndication Agents, the other lenders party hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference from Current Report on Form 8-K filed on July 31, 2008).
10.2	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One (incorporated by reference from Current Report on Form 8-K filed on July 31, 2008).
10.3	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One (incorporated by reference from Current Report on Form 8-K filed on July 31, 2008).
10.4	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company (incorporated by reference from Current Report on Form 8-K filed on July 31, 2008).
10.5	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company (incorporated by reference from Current Report on Form 8-K filed on July 31, 2008).
10.6	Amended and Restated Executive Employment Agreement, dated July 31, 2008, by and between ProCentury Corporation and Christopher J. Timm (incorporated by reference from Current Report on Form 8-K filed on July 31, 2008, by ProCentury Corporation).
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Dated: August 11, 2008

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Credit Agreement, dated July 31, 2008, between Meadowbrook Insurance Group, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, KeyBank National Association, JPMorgan Chase Bank, N.A. and RBS Citizens N.A., as Co-Syndication Agents, the other lenders party hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference from Current Report on Form 8-K filed on July 31, 2008).
10.2	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One (incorporated by reference from Current Report on Form 8-K filed on July 31, 2008).
10.3	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One (incorporated by reference from Current Report on Form 8-K filed on July 31, 2008).
10.4	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company (incorporated by reference from Current Report on Form 8-K filed on July 31, 2008).
10.5	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company (incorporated by reference from Current Report on Form 8-K filed on July 31, 2008).
10.6	Amended and Restated Executive Employment Agreement, dated July 31, 2008, by and between ProCentury Corporation and Christopher J. Timm (incorporated by reference from Current Report on Form 8-K filed on July 31, 2008, by ProCentury Corporation).
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.