Form 10-Q
period 2008-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2008-11-10
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 5, 2008, was 57,644,022.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $939,697 and $604,829)	$923,959	$610,756
Equity securities available for sale, at fair value (amortized cost of $32,948 and $0)	28,671	—
Cash and cash equivalents	102,207	40,845
Accrued investment income	10,665	6,473
Premiums and agent balances receivable, net	130,536	87,341
Reinsurance recoverable on:
Paid losses	3,813	1,053
Unpaid losses	253,936	198,461
Prepaid reinsurance premiums	35,869	17,763
Deferred policy acquisition costs	58,033	26,926
Deferred federal income taxes	39,648	14,936
Goodwill	108,590	43,497
Other intangible assets	48,616	17,078
Other assets	62,385	48,837

Total assets	$1,806,928	$1,113,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$879,712	$540,002
Unearned premiums	293,236	153,927
Debt	62,625	—
Debentures	80,930	55,930
Accounts payable and accrued expenses	26,016	22,604
Reinsurance funds held and balances payable	26,442	16,416
Payable to insurance companies	3,240	6,231
Other liabilities	12,142	16,962

Total liabilities	1,384,343	812,072

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 57,644,022 and 36,996,287 shares issued and outstanding	576	370
Additional paid-in capital	316,002	194,621
Retained earnings	120,496	104,274
Note receivable from officer	(857)	(870)
Accumulated other comprehensive (loss) income	(13,632)	3,499

Total shareholders’ equity	422,585	301,894

Total liabilities and shareholders’ equity	$1,806,928	$1,113,966

The accompanying notes are an integral part of the Consolidated Financial Statements.

PART 1 — FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30,

	2008	2007
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$306,205	$251,605
Ceded	(58,909)	(51,873)

Net earned premiums	247,296	199,732
Net commissions and fees	33,972	35,613
Net investment income	24,687	19,173
Net realized losses	(7,467)	(186)

Total revenues	298,488	254,332

Expenses
Losses and loss adjustment expenses	193,805	144,880
Reinsurance recoveries	(48,670)	(31,512)

Net losses and loss adjustment expenses	145,135	113,368
Salaries and employee benefits	43,954	42,181
Policy acquisition and other underwriting expenses	45,333	39,739
Other administrative expenses	24,847	23,882
Amortization expense	4,645	1,309
Interest expense	4,898	4,631

Total expenses	268,812	225,110

Income before taxes and equity earnings	29,676	29,222

Federal and state income tax expense	10,128	8,829
Equity earnings of affiliates	143	271

Net income	$19,691	$20,664

Earnings Per Share
Basic	$0.49	$0.65
Diluted	$0.48	$0.65
Weighted average number of common shares
Basic	40,524,956	31,666,032
Diluted	40,657,894	31,761,244
Dividends paid per common share	$0.06	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30,

	2008	2007
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$126,690	$84,791
Ceded	(22,447)	(17,454)

Net earned premiums	104,243	67,337
Net commissions and fees	12,309	13,319
Net investment income	10,622	6,788
Net realized losses	(7,290)	(200)

Total revenues	119,884	87,244

Expenses
Losses and loss adjustment expenses	85,647	43,498
Reinsurance recoveries	(21,715)	(6,483)

Net losses and loss adjustment expenses	63,932	37,015
Salaries and employee benefits	17,056	15,750
Policy acquisition and other underwriting expenses	19,470	12,927
Other administrative expenses	8,055	8,890
Amortization expense	1,531	622
Interest expense	2,333	1,476

Total expenses	112,377	76,680

Income before taxes and equity earnings	7,507	10,564

Federal and state income tax expense	3,338	3,219
Equity earnings of affiliates	26	210

Net income	$4,195	$7,555

Earnings Per Share
Basic	$0.09	$0.21
Diluted	$0.09	$0.21
Weighted average number of common shares
Basic	47,465,462	35,293,796
Diluted	47,595,572	35,378,119
Dividends paid per common share	$0.02	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30,

	2008	2007
	(Unaudited)
	(In thousands)

Net income	$19,691	$20,664
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities	(21,894)	344
Net deferred derivative losses — hedging activity	(170)	(176)
Less: reclassification adjustment for losses included in net income	4,933	19

Other comprehensive (losses) gains, net of tax	(17,131)	187

Comprehensive income	$2,560	$20,851

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30,

	2008	2007
	(Unaudited)
	(In thousands)

Net income	$4,195	$7,555
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities	(17,218)	4,520
Net deferred derivative losses — hedging activity	(285)	(289)
Less: reclassification adjustment for losses (gains) included in net income	4,759	(2)

Other comprehensive losses, net of tax	(12,744)	4,229

Comprehensive (loss) income	$(8,549)	$11,784

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,

	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$19,691	$20,664
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	4,645	1,309
Amortization of deferred debenture issuance costs	375	236
Depreciation of furniture, equipment, and building	2,590	2,280
Net accretion of discount and premiums on bonds	2,211	2,031
Loss on sale of investments, net	7,589	30
Gain on sale of fixed assets	(66)	(66)
Stock-based employee compensation	—	2
Incremental tax benefits from stock options exercised	(80)	(656)
Long-term incentive plan expense	594	596
Deferred income tax expense (benefit)	867	(1,058)
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(6,699)	(13,138)
Reinsurance recoverable on paid and unpaid losses	(12,713)	4,701
Prepaid reinsurance premiums	(412)	4,484
Deferred policy acquisition costs	(3,671)	115
Other assets	10,628	686
Increase (decrease) in:
Losses and loss adjustment expenses	50,178	27,907
Unearned premiums	13,050	6,628
Payable to insurance companies	(2,991)	390
Reinsurance funds held and balances payable	(3,885)	(2,318)
Other liabilities	(4,108)	(2,599)

Total adjustments	58,102	31,560

Net cash provided by operating activities	77,793	52,224

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(291,299)	(293,932)
Proceeds from sales and maturities of debt securities available for sale	326,063	213,633
Capital expenditures	(2,331)	(2,289)
Purchase of books of business	(544)	(75)
Acquisition of U.S. Specialty Underwriters, Inc.(1)	(20,971)	(12,644)
Merger with ProCentury, net of cash acquired	(81,467)	—
Other investing activities	(2,048)	(110)

Net cash used in investing activities	(72,597)	(95,417)

Cash Flows From Financing Activities
Proceeds from lines of credit	73,000	19,025
Payment of lines of credit	(10,375)	(26,025)
Book overdrafts	(293)	218
Dividend paid on common stock	(2,644)	—
Stock options exercised	4	(315)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	—	(1,841)
Incremental tax benefits from stock options exercised	80	656
Net proceeds received from public equity offering	—	58,585
Share repurchases	(3,523)	—
Other financing activities	(83)	(194)

Net cash provided by financing activities	56,166	50,109

Net increase in cash and cash equivalents	61,362	6,916
Cash and cash equivalents, beginning of period	40,845	42,876

Cash and cash equivalents, end of period	$102,207	$49,792

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock portion of purchase price for acquisition of U.S. Specialty Underwriters, Inc.	$—	$10,000
Common stock portion of purchase price for merger with ProCentury Corporation	$122,725	$—

(1)	Effective January 31, 2008, the Company exercised its option to purchase the remainder of the economics related to the acquisition of the USSU business.

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

On February 20, 2008, Meadowbrook Insurance Group, Inc. (“Meadowbrook” or the “Company”) and ProCentury Corporation (“ProCentury”) entered into a merger agreement (the “Merger Agreement”) pursuant to which ProCentury and its wholly owned subsidiaries, became a wholly owned subsidiary of Meadowbrook as of August 1, 2008 (the “Merger”). Meadowbrook has accounted for the Merger as a purchase business combination and has applied fair value estimates to the acquired assets and liabilities of ProCentury as of August 1, 2008. As a result of the Merger, the consolidated financial statements presented herein for periods ending prior to the effective date of the Merger are the consolidated financial statements and other financial information of Meadowbrook. The Consolidated Balance Sheet at September 30, 2008 and the Consolidated Statements of Income for the three and nine months ended September 30, 2008, reflect the consolidated results of Meadowbrook and ProCentury commencing on August 1, 2008. Refer to Note 2 ~ ProCentury Merger, for additional discussion of the Merger and a pro forma presentation of financial results of the combined company.

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook, its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company (“Savers”), Williamsburg National Insurance Company (“Williamsburg”), and Ameritrust Insurance Corporation (“Ameritrust”), and Preferred Insurance Company, Ltd. (“PICL”). The consolidated financial statements also include Meadowbrook, Inc. (“Meadowbrook”), Crest Financial Corporation, and their respective subsidiaries. As of December 31, 2007, PICL was deregulated under Bermuda law and merged into Meadowbrook’s subsidiary, Meadowbrook Risk Management, Ltd. On January 31, 2008, PICL was legally dissolved. In addition and as described above, the consolidated financial statements also include ProCentury and its wholly owned subsidiaries. ProCentury’s wholly owned subsidiaries consist of Century Surety Company (“Century”) and its wholly owned subsidiary ProCentury Insurance Company (“PIC”). In addition, ProCentury Risk Partners Insurance Co., (“Propic”) is a wholly owned subsidiary of ProCentury. Star, Savers, Williamsburg, Ameritrust, Century, and PIC are collectively referred to as the Insurance Company Subsidiaries.

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2007.

The Company’s consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2008, previously reported, had a classification error. Unrealized losses on securities and net deferred derivative losses for both the quarter to date and year to date had a $230,000 reclassification. This reclassification

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

did not impact total comprehensive income as reported for these periods. The consolidated Statements of Comprehensive Income reflect this reclassification.

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

For the nine months ended September 30, 2008, total assumed written premiums were $6.0 million, of which $1.9 million relate to assumed business the Company manages directly. The remaining $4.1 million of assumed written premiums relate to residual markets and mandatory assumed pool business. For the nine months ended September 30, 2007, total assumed written premiums were $36.9 million, of which $31.3 million related to assumed business the Company managed directly.

For the three months ended September 30, 2008, total assumed written premiums were $2.6 million, of which $670,000 relate to assumed business the Company manages directly. The remaining $2.0 million of assumed written premiums relate to residual markets and mandatory assumed pool business. For the three months ended September 30, 2007, total assumed written premiums were $3.8 million, of which $1.7 million related to assumed business the Company managed directly.

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

In addition, certain premiums are subject to retrospective premium adjustments. Premium is recognized over the term of the insurance contract. During the three months ended March 31, 2008, the Company recorded a $1.8 million adjustment to reduce a premium accrual associated with a discontinued retrospectively rated policy with one of its risk sharing partners.

Fee income, which includes risk management consulting, loss control, and claim services, is recognized during the period the services are provided. Depending on the terms of the contract, claim processing fees are recognized as revenue over the estimated life of the claims, or the estimated life of the contract. For those contracts that provide services beyond the expiration or termination of the contract, fees are deferred in an amount equal to management’s estimate of the Company’s obligation to continue to provide services in the future.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Outstanding options of 63,250 and 98,807 for the nine months ended September 30, 2008 and 2007, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 127 and 31,967 for the nine months ended September 30, 2008 and 2007, respectively. Shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 132,811 and 63,245 for the nine months ended September 30, 2008 and 2007, respectively.

Outstanding options of 63,250 and 98,807 for the three months ended September 30, 2008 and 2007, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 22 and 30,995 for the three months ended September 30, 2008 and 2007, respectively. Shares related to the Company’s LTIP included in diluted earnings per share were 130,088 and 53,328 for the three months ended September 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 in the first quarter of 2008 and appropriate disclosures are provided in Note 6 — Fair Value Measurements.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 163 will not impact its consolidated financial condition or results of operations, but may require additional disclosures.

NOTE 2 —	ProCentury Merger

Following the close of business on July 31, 2008, the Merger of Meadowbrook and ProCentury was completed. Under the terms of the Merger Agreement, ProCentury shareholders were entitled to receive, for each ProCentury common share, either $20.00 in cash or Meadowbrook common stock based on a 2.50 exchange ratio, subject to adjustment as described within the Merger Agreement. In accordance with the Merger Agreement, the stock price used in determining the final cash and share consideration portion of the purchase price was based on the volume-weighted average sales price of a share of Meadowbrook common stock for the 30-day trading period ending on the sixth trading day before the completion of the Merger, or $5.7326. Based upon the final proration, the total purchase price was $227.2 million, of which $99.1 million consisted of cash, $122.7 million in newly issued common stock, and approximately $5.4 million in transaction related costs. The total number of new common shares issued for purposes of the stock portion of the purchase price was 21.1 million shares.

The Merger was accounted for under the purchase method of accounting, which resulted in goodwill of $48.8 million equaling the excess of the purchase price over the fair value of identifiable assets. Goodwill is not amortized, but is subject to at least annual impairment testing. Identifiable intangibles of $21.0 million and $5.0 million were recorded related to agent relationships and trade names, respectively.

ProCentury is a specialty insurance company, which primarily underwrites general liability, commercial property, commercial multi-peril, commercial auto, surety, and marine insurance in the excess and surplus lines market through a select group of general agents. The excess and surplus lines market provides an alternative market for customers with hard-to-place risks that insurance companies licensed by the state in which the insurance policy is sold, also referred to as standard insurers or admitted insurers, typically do not cover.

Two months of earnings of ProCentury are included in the financial statements of the Company as of and for the three and nine months ended September 30, 2008.

The combined company will maintain the Meadowbrook Insurance Group, Inc. name and the New York Stock Exchange symbol of “MIG”.

As described above, the purchase price consisted of both cash and stock consideration. The value of the equity issued, in accordance with SFAS No. 141 “Business Combinations,” was based on an average of the closing prices of Meadowbrook common shares for the two trading days before through the two trading days after Meadowbrook announced the final exchange ratio on July 24, 2008. The purchase price also includes the transaction costs incurred by Meadowbrook. The purchase price was approximately $227.2 million, and was calculated as follows (in thousands):

Cash consideration portion of purchase price	$99,073
Value of equity issued for stock consideration portion of purchase price	122,725
Transaction related costs of Meadowbrook	5,383

Purchase price	$227,181

The following table summarizes the fair values of ProCentury’s assets and liabilities assumed upon the closing of the Merger. The Company has obtained third-party valuations of certain fixed assets and other intangible assets,

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however those valuations are still under review and, therefore, the allocation of the purchase price is subject to possible refinement.

September 30, 2008
(In thousands)

ASSETS
Cash	$23,248
Investments	412,542
Agent balances	36,497
Deferred policy acquisition costs	27,435
Federal income taxes recoverable	7,386
Deferred taxes	16,551
Reinsurance recoverables	45,522
Prepaid insurance premiums	17,695
Goodwill	48,812
Other intangible assets	26,000
Other assets	28,176

Total Assets	$689,864

LIABILITIES
Losses and loss adjustment expenses	$289,533
Unearned premiums	126,259
Reinsurance funds held and balances payable	13,911
Debentures	25,000
Other liabilities	7,980

Total Liabilities	462,683

Purchase price	$227,181

The following table reflects the unaudited pro forma results for the three and nine months ended September 30, 2008 and 2007, giving effect to the Merger as if it had occurred as though the companies had been combined as of the beginning of each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Revenues	$138,108	$148,492	$421,710	$437,573
Expenses(1)	143,323	129,659	394,991	383,036

Income before taxes and equity earnings	(5,215)	18,833	26,719	54,537
Income tax expense	(844)	5,729	9,057	16,538

Net income	$(4,371)	$13,104	$17,662	$37,999

(1)	The pro forma results for the three months and nine months ended September 30, 2008, include approximately $7.0 million in expenses related to transaction costs and restructuring charges ProCentury incurred in conjunction with the Merger.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan

Stock Options

The Company has two plans under which it has issued stock options, its 1995 and 2002 Amended and Restated Stock Option Plans (the “Plans”). Currently, the Plans have either five or ten-year option terms and are exercisable and vest in equal increments over the option term. Since 2003, the Company has not issued any new stock options to employees.

The following is a summary of the Company’s stock option activity and related information for the nine months ended September 30, 2008:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding as of December 31, 2007	132,052	$14.51
Exercised	(31,745)	$2.17
Expired and/or forfeited	(35,557)	$22.75

Outstanding as of September 30, 2008	64,750	$16.03

Exercisable as of September 30, 2008	64,250	$16.11

The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Options	Life (Years)	Price	Options	Price

$6.48	1,500	1.2	$6.48	1,000	$6.48
$10.91 to $24.6875	63,250	0.3	$16.26	63,250	$16.26

	64,750	0.3	$16.03	64,250	$16.11

Compensation expense of $0 and $2,000 has been recorded in the nine months ended September 30, 2008 and 2007 under SFAS No. 123(R), respectively. As of March 31, 2007, the Company had fully expensed all of its current outstanding stock options.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Compensation Committee of the Board of Directors, as included in the LTIP.

At September 30, 2008, the Company had $1.5 million and $1.4 million accrued for the cash and stock award, respectively, for all plan years under the LTIP. Of the $2.9 million accrued for the LTIP, $695,000 relates to the cash portion accrued for the 2004-2006 plan years and the remainder relates to the 2007-2009 plan years. The stock portion for the 2004-2006 plan years was fully expensed as of December 31, 2006 and the cash portion of the award is being expensed over a five-year period. At December 31, 2007, the Company had $1.6 million and $772,000 accrued for the cash and stock award, respectively, for all plan years under the LTIP. Shares related to the Company’s LTIP included in diluted earnings per share were 132,811 and 63,245 for the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007, shares included in diluted earnings per share were 130,088 and 53,328, respectively.

Deferred Compensation Plan

The Company maintains an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company maintains the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess Plan is funded solely by the employees and maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. At September 30, 2008 and December 31, 2007, the Company had $804,000 and $644,000 accrued for the Excess Plan, respectively.

NOTE 4 —	Reinsurance

Our Insurance Company Subsidiaries cede insurance to reinsurers under pro-rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its exposure to large losses or hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, the Company would be liable for such defaulted amounts. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other domestic insurers and reinsurers. Based upon management’s evaluation, they have concluded the reinsurance agreements entered into by the Company transfer both significant timing and underwriting risk to the reinsurer and, accordingly, are accounted for as reinsurance under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance for Short-Duration and Long-Duration Contracts.”

At September 30, 2008 and December 31, 2007, the Company had reinsurance recoverables for paid and unpaid losses of $257.7 million and $199.5 million, respectively.

In regard to the Company’s excess-of-loss reinsurance, the Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company generally does not seek collateral where the reinsurer is rated “A− ” or better by A.M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. As of September 30, 2008, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A+” A.M. Best rating and accounts for 30.2% of the total recoverable for paid and unpaid losses.

In regard to the Company’s risk-sharing partners (client captive or rent-a-captive quota-share non-admitted reinsurers), the Company manages credit risk on reinsurance recoverables by reviewing the financial stability, capitalization, and credit worthiness of prospective or existing reinsurers or partners. The Company customarily

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks.

To date, the Company has not, in the aggregate, experienced material difficulties in collecting reinsurance recoverables.

The Company has historically maintained an allowance for the potential exposure to the uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. While management believes the allowances to be adequate, no assurance can be given, however, regarding the future ability of any of the Company’s risk-sharing partners to meet their financial obligations.

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

The following are descriptions of the reinsurance treaties the Company maintains with its insurance company subsidiary, Star and Star’s subsidiaries. These treaties do not pertain to ProCentury and its subsidiaries. Those treaties that do pertain to ProCentury and its subsidiaries are separately described further below.

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

Under the core liability reinsurance treaty, the reinsurers are responsible for 100% of each loss in excess of $350,000, up to $2.0 million per occurrence on policies effective prior to June 1, 2005. The Company increased its retention from $350,000 to $500,000, for losses occurring on policies effective on or after June 1, 2005. Effective June 1, 2008, the Company expanded its clash protection to cover all casualty lines other than workers’ compensation. The Company maintained $3.0 million of reinsurance clash coverage in excess of $2.0 million to cover amounts that may be in excess of the policy limit, such as expenses associated with the settlement of claims or a loss where two or more policies are involved in a common occurrence. In addition, effective June 1, 2008, the Company purchased an awards made cover for judgments in excess of policy limits or extra contractual obligations arising under all casualty lines other than workers’ compensation. Reinsurers are responsible for 100% of each award in excess of $500,000 up to $10.0 million. Historically, the Company had separate clash provisions for various casualty treaties, but now will be protected by one common treaty.

Effective June 1, 2006, the Company purchased a $5.0 million excess cover to support its umbrella business, which is renewed on an annual basis. This business had previously been reinsured through various semi-automatic agreements but now is protected by one common treaty. The Company has no retention when the umbrella limit is in excess of the primary limit, but does warrant it will maintain a minimum liability of $1.0 million if the primary limit does not respond or is exhausted.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As previously indicated, the Company closed on the Merger with ProCentury on July 31, 2008. At the time of the closing, ProCentury had its own reinsurance agreements in place and those agreements have remained in effect following completion of the Merger. Star Insurance Company has been named as an additional reinsured under ProCentury’s in force reinsurance agreements effective August 1, 2008.

Under ProCentury’s property reinsurance treaties, reinsurers are responsible for 82.0% of each loss in excess of $500,000 up to $1.0 million and 100% of each loss excess of $1.0 million, up to $7.5 million per risk. Additional coverage of up to $15.0 million per risk is available through an automatic facultative agreement. Facultative reinsurance is purchased separately for property values in excess of $15.0 million. The property portfolio is protected for loss events involving multiple locations up to $16.0 million after ProCentury has incurred $4.0 million in loss any one event.

Under ProCentury’s casualty reinsurance structure, reinsurers are responsible for 50% of each loss occurrence in excess of $500,000 up to $1.0 million. In addition, ProCentury maintains $20.0 million of reinsurance clash coverage in excess of $1.0 million to cover amounts that may be in excess of the policy limit, such as expenses associated with the settlement of claims or a loss where two or more policies are involved in a common occurrence,

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including judgments in excess of policy limits and claims for bad faith. Century also maintains reinsurance protection for excess and umbrella limits issued up to $5.0 million. Reinsurers are responsible for 90% of the first $1.0 million and 100% of the next $4.0 million.

In addition, ProCentury maintains a terrorism aggregate excess of loss reinsurance treaty where reinsurers are responsible for 100% of $8.5 million in excess of $8.0 million each occurrence.

ProCentury maintains variable quota share reinsurance treaties for its ocean marine and environmental business which allows for a proportionate sharing of premium and losses. The percentage of ceded reinsurance increases as the limit on the policy increases. The reinsurers are responsible for limits up to $5.0 million in excess of a retention up to $1.0 million.

In addition, ProCentury maintains a variable quota share reinsurance treaty for surety bonds where reinsurers are responsible for up to $10.0 million in excess amounts up to $2.5 million. Effective August 1, 2008, Star transitioned as the assuming reinsurer for certain bond business underwritten by Evergreen National Indemnity and Continental Heritage Insurance Company. Star’s maximum liability under these agreements is $500,000. Prior to August 1, 2008 ProCentury acted as the assuming reinsurer.

ProCentury has a separate treaty to cover liability specifically related to environmental contracting exposures. Reinsurers are responsible for a 50% quota share participation of the first $1.0 million and varying quota share participations for limits excess of $1.0 million up to $6.0 million. ProCentury’s fixed retention under the variable quota share is $500,000.

ProCentury also has separate treaties in place to cover certain small programs that limits exposure to $500,000 or less.

NOTE 5 — Debt

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of its Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. As of September 30, 2008, the outstanding balance on its term loan facility was $62.6 million. The Company did not have an outstanding balance on its revolving credit facility as of September 30, 2008. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. These Credit Facilities replaced the Company’s prior revolving credit agreement which was terminated upon the execution of the Credit Facilities. At December 31, 2007, the Company did not have an outstanding balance on its former revolving line of credit.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate. The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities.

The debt covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++”. As of September 30, 2008, the Company was in compliance with these debt covenants.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Debentures

In April 2004, the Company issued senior debentures in the amount of $13.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.0%, which is non-deferrable. At September 30, 2008, the interest rate was 6.80%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $390,000 of commissions paid to the placement agents.

In May 2004, the Company issued senior debentures in the amount of $12.0 million. The senior debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.2%, which is non-deferrable. At September 30, 2008, the interest rate was 7.01%. The senior debentures are callable by the Company at par after five years from the date of issuance. Associated with this transaction, the Company incurred $360,000 of commissions paid to the placement agents.

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

Junior Subordinated Debentures

In September 2005, Meadowbrook Capital Trust II (the “Trust II”), an unconsolidated subsidiary trust of the Company, issued $20.0 million of mandatorily redeemable trust preferred securities (“TPS”) to a trust formed by an institutional investor. Contemporaneously, the Company issued $20.6 million in junior subordinated debentures, which includes the Company’s investment in the trust of $620,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 3.58%. At September 30, 2008, the interest rate was 6.40%. These debentures are callable by the Company at par beginning in October 2010.

The Company received $19.4 million in net proceeds, after the deduction of approximately $600,000 of commissions paid to the placement agents in the transaction.

The Company contributed $10.0 million of the proceeds from the issuance of these debentures to its Insurance Company Subsidiaries and the remaining proceeds were used for general corporate purposes.

In September 2003, Meadowbrook Capital Trust (the “Trust”), an unconsolidated subsidiary trust of the Company, issued $10.0 million of mandatorily redeemable TPS to a trust formed by an institutional investor. Contemporaneously, the Company issued $10.3 million in junior subordinated debentures, which includes the Company’s investment in the trust of $310,000. These debentures have financial terms similar to those of the TPS, which includes the deferral of interest payments at any time, or from time-to-time, for a period not exceeding five years, provided there is no event of default. These debentures mature in thirty years and provide for interest at the three-month LIBOR, plus 4.05%. At September 30, 2008, the interest rate was 7.81%. These debentures are callable by the Company at par beginning in October 2008.

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

In conjunction with the Merger, the Company acquired an additional $15.0 million and $10.0 million in junior subordinated debentures. The $15.0 million in junior subordinated debentures were issued in December 2002 and provide for interest at the three-month LIBOR, plus 4.00%. The $10.0 million in junior subordinated debentures were issued in May 2003 and provide for interest at the three-month LIBOR, plus 4.10%. At September 30, 2008, the interest rates for the $15.0 million and the $10.0 million junior subordinated debentures were 6.81% and 6.90%, respectively. These debentures mature in thirty years.

In addition, the Company acquired the remaining unamortized portion of the capitalized issuance costs associated with the issuance of the junior subordinated debentures. The remaining unamortized portion of the issuance costs the Company acquired upon closing of the Merger was approximately $625,000 and are included in other assets on the balance sheet. The remaining balance will be amortized over a five year period beginning August 1, 2008, as a component of interest expense.

NOTE 6 —	Fair Value Measurements

The Company’s available-for-sale investment portfolio consists of debt securities, which are recorded in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The change in fair value of these investments is recorded as a component of other comprehensive income. In addition, the Company has eight interest rate swaps that are designated as cash flow hedges, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company records these interest rate swap transactions at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value measurements of exchange-traded preferred and common equities, and mutual funds, were based on Level 1 inputs, or quoted market prices in active markets.

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

The fair value measurements of substantially all of the Company’s fixed income securities, comprising 98.8% of the fair value of the total fixed income portfolio, were based on Level 2 inputs.

The fair values of the Company’s interest rate swaps were based on Level 2 inputs.

•	Level 3 — Unobservable inputs, including the reporting entity’s own data, e.g., cash flow estimates, as long as there are no contrary data indicating market participants would use different assumptions.

The fair value measurements for twenty-two securities, comprising 1.2% of the fair value of the total fixed income portfolio, were based on Level 3 inputs, due to the limited availability of corroborating market data. Inputs for valuation of these securities included benchmark yields, broker quotes, and models based on cash flows and other inputs.

The fair values of securities were based on market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid, and other market information and price quotes from well established independent broker-dealers. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the SFAS No. 157 valuation hierarchy as of September 30, 2008 (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$952,630	$26,672	$915,056	$10,902
Derivative — interest rate swaps	$(806)	$—	$(806)	$—

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in Level 3 available-for-sale investments measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

Fair Value
Measurement
Using Significant
Unobservable
Inputs - Level 3

Balance as of June 30, 2008	$1,621
Total gains or losses (realized/unrealized):
Included in earnings	17
Included in other comprehensive income	25
Purchases, issuances and settlements(1)	9,239
Transfers in and out of Level 3	—

Balance as of September 30, 2008	$10,902

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$25

Fair Value
Measurement
Using Significant
Unobservable
Inputs - Level 3

Balance as of December 31, 2007	$—
Total gains or losses (realized/unrealized):
Included in earnings	18
Included in other comprehensive income	(27)
Purchases, issuances and settlements(1)	10,911
Transfers in and out of Level 3	—

Balance as of September 30, 2008	$10,902

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(27)

(1)	Relates to the invested assets acquired in conjunction with the ProCentury Merger, and a $6.1 million purchase of MBS.

NOTE 7 —	Derivative Instruments

In October 2005, the Company entered into two interest rate swap transactions to mitigate its interest rate risk on $5.0 million and $20.0 million of the Company’s senior debentures and trust preferred securities, respectively. On April 21, 2008, the Company entered into three interest rate swap transactions to mitigate its interest rate risk on its remaining $30.0 million of the Company’s senior debentures and trust preferred securities. On July 31, 2008, the Company entered into another interest rate swap transaction to mitigate its interest rate risk on the term loan balance on the Company’s credit facility. On September 15, 2008, the Company entered into two additional interest rate swap transactions to mitigate its interest rate risk on $25.0 million of the Company’s trust preferred securities acquired in conjunction with the Merger.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes these transactions in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended (“SFAS No. 133”). These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is being recognized as an adjustment to interest expense.

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

The sixth interest rate swap transaction, which relates to the Company’s term loan balance, has an effective date of July 31, 2008 and ending date of July 31, 2013. The Company is required to make certain quarterly fixed rate payments calculated on a notional amount of $62.6 million, amortizing in accordance with the term loan amortization schedule, based on a fixed annual interest rate of 3.95%. The counterparties are obligated to make quarterly floating rate payments to the Company referencing the same notional amount, based on the three-month LIBOR.

The seventh interest rate swap transaction, which relates to $15.0 million of the trust preferred securities acquired from the Merger, has an effective date of September 4, 2008 and ending date of September 4, 2013. The Company is required to make certain quarterly fixed rate payments calculated on a notional amount of $15.0 million, non-amortizing, based on a fixed annual interest rate of 7.79%. The counterparty is obligated to make quarterly floating rate payments to the Company referencing the same notional amount, based on the three-month LIBOR.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The eighth interest rate swap transaction, which relates to $10.0 million of the trust preferred securities acquired from the Merger, has an effective date of August 15, 2008 and ending date of August 15, 2013. The Company is required to make quarterly fixed rate payments calculated on a notional amount of $10.0 million, non-amortizing, based on a fixed annual interest rate of 7.88%. The counterparty is obligated to make quarterly floating rate payments to the Company referencing the same notional amount, based on the three-month LIBOR.

In relation to the above interest rate swaps, the net interest expense paid for the nine months ended September 30, 2008, was approximately $421,000. The net interest income received for the nine months ended September 30, 2007, was approximately $115,000. For the three months ended September 30, 2008, the net interest expense paid was approximately $286,000. For the three months ended September 30, 2007, the net interest income received was approximately $39,000.

The total fair value of the interest rate swaps as of September 30, 2008 and December 31, 2007, was approximately ($806,000) and ($545,000), respectively. Accumulated other comprehensive income at September 30, 2008 and December 31, 2007, included the accumulated loss on the cash flow hedge, net of taxes, of ($170,000) and ($484,000), respectively.

In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula, beginning in 2007. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At September 30, 2008, the estimated fair value of the derivative was not material to the financial statements.

NOTE 8 —	Shareholders’ Equity

At September 30, 2008, shareholders’ equity was $422.6 million, or a book value of $7.33 per common share, compared to $301.9 million, or a book value of $8.16 per common share, at December 31, 2007. In conjunction with the share consideration portion of the purchase price, as described in Note 2 ~ ProCentury Merger, the Company issued 21.1 million shares, or $122.7 million of new equity.

At the Company’s regularly scheduled board meeting on July 25, 2008, the Company’s Board of Directors authorized management to purchase up to 3,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaces the existing share repurchase plan authorized in October 2007. For both the three months and nine months ended September 30, 2008, the Company purchased and retired 500,000 shares of common stock for a total cost of approximately $3.5 million. The Company did not repurchase any common stock during 2007. As of September 30, 2008, the cumulative amount the Company repurchased and retired under the current share repurchase plan was 500,000 shares of common stock for a total cost of approximately $3.5 million.

On July 25, 2008, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend was payable on September 2, 2008, to shareholders of record as of August 15, 2008. On October 31, 2008, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share. This dividend is payable on December 1, 2008, to shareholders of record as of November 14, 2008. The Company’s Board of Directors did not declare any dividends in 2007.

When evaluating the declaration of a dividend, the Company’s Board of Directors considers a variety of factors, including but not limited to, cash flow, liquidity needs, results of operations, industry conditions, and its

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company included the results of operations related to ProCentury within the specialty risk management operations. Therefore, specialty risk management operations includes two months of operations for ProCentury.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agency Operations

The Company earns commissions through the operation of its retail property and casualty insurance agencies, which are located in Michigan, California, and Florida. The agency operations produce commercial, personal lines, life, and accident and health insurance, for more than fifty unaffiliated insurance carriers. The agency produces an immaterial amount of business for its affiliated Insurance Company Subsidiaries.

The following table sets forth the segment results (in thousands):

	For the Nine Months
	Ended September 30,
	2008	2007

Revenues
Net earned premiums	$247,296	$199,732
Management fees	17,178	18,663
Claims fees	6,789	6,788
Loss control fees	1,602	1,632
Reinsurance placement	571	603
Investment income	24,177	18,514
Net realized losses	(7,467)	(186)

Specialty risk management	290,146	245,746
Agency operations	8,640	9,074
Miscellaneous income	510	659
Intersegment revenue	(807)	(1,147)

Consolidated revenue	$298,489	$254,332

Pre-tax income:
Specialty risk management	$40,695	$35,867
Agency operations(1)	1,328	1,578
Non-allocated expenses	(12,347)	(8,223)

Consolidated pre-tax income	$29,676	$29,222

	For the Three Months
	Ended September 30,
	2008	2007

Revenues
Net earned premiums	$104,243	$67,337
Management fees	6,972	8,376
Claims fees	2,304	2,337
Loss control fees	467	489
Reinsurance placement	177	185
Investment income	10,455	6,593
Net realized losses	(7,290)	(200)

Specialty risk management	117,328	85,117
Agency operations	2,631	2,329
Miscellaneous income	166	195
Intersegment revenue	(241)	(397)

Consolidated revenue	$119,884	$87,244

Pre-tax income:
Specialty risk management	$12,166	$13,700
Agency operations(1)	391	(143)
Non-allocated expenses	(5,050)	(2,993)

Consolidated pre-tax income	$7,507	$10,564

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the nine months ended September 30, 2008 and 2007, the allocation of corporate overhead to the agency operations segment was $2.1 million and $2.3 million, respectively. For the three months ended September 30, 2008 and 2007, the allocation of corporate overhead to the agency operations segment was $401,000 and $920,000, respectively.

The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Nine Months
	Ended September 30,
	2008	2007

Holding company expenses	$(2,804)	$(2,283)
Amortization	(4,645)	(1,309)
Interest expense	(4,898)	(4,631)

	$(12,347)	$(8,223)

	For the Three Months
	Ended September 30,
	2008	2007

Holding company expenses	$(1,186)	$(895)
Amortization	(1,531)	(622)
Interest expense	(2,333)	(1,476)

	$(5,050)	$(2,993)

NOTE 10 —	Income Taxes

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

As a result of the adoption of FIN 48, the Company identified, evaluated and measured the amount of income tax benefits to be recognized for all income tax positions. The net tax assets recognized under FIN 48 did not differ from the net tax assets recognized prior to adoption and, therefore, the Company did not record an adjustment.

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of September 30, 2008 and December 31, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 12 —	U.S. Specialty Underwriters, Inc. Acquisition

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

As of September 30, 2008, the Company recorded an overall reclassification of other intangible assets and goodwill. This reclassification was the result of a refinement to the original valuation analysis completed at the time of purchase of the remaining economics related to the termination of the Management Agreement with USSU. This adjustment to the valuation analysis resulted in a decrease in other intangible assets and a corresponding increase to goodwill of $6.5 million.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

For the Periods ended September 30, 2008 and 2007

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

Business Overview

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

On July 31, 2008, the merger of Meadowbrook Insurance Group, Inc. and ProCentury Corporation (“ProCentury”) was completed (“Merger”). Under the terms of the merger agreement, ProCentury shareholders were entitled to receive, for each ProCentury common share, either $20.00 in cash or Meadowbrook common stock based on a 2.5000 exchange ratio, subject to adjustment as described within the merger agreement. In accordance with the merger agreement, the stock price used in determining the final cash and share consideration portion of the purchase price was based on the volume-weighted average sales price of a share of Meadowbrook common stock for the 30-day trading period ending on the sixth trading day before the completion of the Merger, or $5.7326. Based upon the final proration, the total purchase price was $227.2 million, of which $99.1 million consisted of cash, $122.7 million in newly issued common stock, and approximately $5.4 million in transaction related costs. The total number of common shares issued for purposes of the stock portion of the purchase price was 21.1 million shares.

ProCentury is a specialty insurance company, which primarily underwrites general liability, commercial property, commercial multi-peril, commercial auto, surety, and marine insurance in the excess and surplus lines market through a select group of general agents. The excess and surplus lines market provides an alternative market for customers with hard-to-place risks that insurance companies licensed by the state in which the insurance policy is sold, also referred to as standard insurers or admitted insurers, typically do not cover.

Two months of earnings of ProCentury are included in our financial statements as of and for the three and nine months ended September 30, 2008.

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 17, 2008, are those that we consider to be our critical accounting estimates. For the three months and nine months ended September 30, 2008, there have been no material changes in regard to any of our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Executive Overview

Over the past three months, there have been many well-documented events that have occurred in the global economy and financial markets, some of which have adversely impacted our results within the third quarter. Among those events was the impact on our investment portfolio primarily because of impairments we recorded related to preferred stock investments in Fannie Mae, Freddie Mac, and Lehman Brothers. In addition, ProCentury’s results for the two months included property losses from Hurricanes Gustav and Ike. In spite of these unusual factors, our core operating results continue to be favorable. These favorable factors include the positive impact from our continued selective growth, as well as our adherence to strict corporate underwriting guidelines, recognition of the anticipated expense savings from the elimination of the fronting fees paid prior to achievement of our A.M. Best upgrade to “A− ” (Excellent), as well as a focus on current accident year price adequacy. In addition, we continue to experience a favorable impact due to the further leveraging of our fixed costs, which has helped to reduce our expense ratio. Our generally accepted accounting principles (“GAAP”) combined ratio improved 1.7 percentage points to 94.0% for the nine months ended September 30, 2008, from 95.7% in 2007. Net operating income, excluding amortization, increased $9.1 million, or 41.2%, to $31.2 million, compared to $22.1 million in 2007.

Unconsolidated pre-tax income, excluding amortization, relating to our fee-for-service business, which includes management fees paid by our Insurance Company Subsidiaries, was $10.0 million, or a 13.2% margin for the nine months ended September 30, 2008, compared to $10.0 million, or a 13.6% margin in 2007.

Gross written premium increased $61.0 million, or 23.6%, to $319.3 million, compared to $258.2 million in 2007. Included in this increase was $37.8 million in gross written premiums related to ProCentury. Excluding the gross written premiums related to ProCentury, the increase was primarily the result of growth in new business related to programs implemented in late 2007 and early 2008. During the nine months ended September 30, 2008, new business was up $29.0 million and we anticipate this growth to continue through the remainder of the year as the annualized premiums of these programs continue to be realized. In addition, we continue to experience selective growth within existing programs consistent with our corporate underwriting guidelines and our controls over price adequacy. Offsetting this growth, was the loss of one program in which our pricing and financial targets were higher than our competition.

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

As of September 30, 2008, we recorded an overall reclassification of other intangible assets and goodwill. This reclassification was the result of a refinement to the original valuation analysis completed at the time of purchase of the remaining economics related to the termination of the Management Agreement with USSU. This adjustment to the valuation analysis resulted in a decrease in other intangible assets and a corresponding increase to goodwill of $6.5 million.

On June 4, 2008, we announced the affirmation of A.M. Best Company’s financial strength rating of “A− ” (Excellent) for our Insurance Company Subsidiaries.

On July 31, 2008, we completed our Merger with ProCentury. The total purchase price, as determined under GAAP, was $227.2 million, of which $99.1 million consisted of cash, $122.7 million in newly issued common stock, and approximately $5.4 million in transaction related costs. The total number of common shares issued for the stock portion of the purchase price was approximately 21.2 million shares. The purchase price was calculated based upon the volume-weighted average sales price of a share of our common stock for the 30-day trading period ending the sixth trading day prior to completing the merger, or $5.7326. We financed the cash portion of the merger consideration with a combination of an $18.8 million dividend from our insurance company subsidiary, Star Insurance Company, available cash of $12.6 million, and loan proceeds of approximately $67.8 million.

As of September 30, 2008, we recorded $48.8 million in goodwill in relation to the ProCentury merger. In addition, we recorded an increase to other intangible assets of approximately $21.0 million and $5.0 million related to agent relationships and trade names, respectively.

Results of Operations

Net income for the nine months ended September 30, 2008, decreased 4.7% to $19.7 million, or $0.48 per dilutive share, compared to net income of $20.7 million, or $0.65 per dilutive share, for the comparable period of 2007. Net operating income, a non-GAAP measure, increased $5.8 million, or 27.7%, to $26.5 million, or $0.65 per dilutive share, compared to net operating income of $20.8 million, or $0.65 per dilutive share for the comparable period in 2007, with lower weighted average shares outstanding. Total weighted average shares outstanding for the nine months ended September 30, 2008 were 40,657,894, compared to 31,761,244 for the comparable period in 2007. This increase in the weighted average shares is primarily the result of the equity issued in connection with the ProCentury merger, as well as a full year impact of the equity issued in July 2007 related to our capital raise.

Net income for the nine months ended September 30, 2008, was primarily impacted by after-tax realized losses of $6.9 million, or $0.17 per diluted share, as a result of the other than temporary impairments of Freddie Mac, Fannie Mae, and Lehman Brothers preferred stock, described in more detail below. In addition, net income for the nine months ended September 30, 2008, includes the after-tax impact of the catastrophe losses related to Hurricanes Gustav and Ike of $5.4 million, or $0.13 per diluted share. In addition, net income included amortization expense of $4.6 million, compared to $1.3 million in 2007. Excluding the impact from the impairments and the catastrophe losses, net income would have increased in comparison to 2007. We have experienced improvements in our expense ratio as we continue to benefit from the elimination of the fronting fees associated with our prior use of an unaffiliated insurance carrier’s “A” rated policy forms. Our expense ratio also benefited by our ability to further leverage our fixed costs in the management company. In addition, net investment income increased 28.8% to $24.7 million. Somewhat offsetting these positive variables was a substantial increase in amortization expense related to the acquisition of the USSU business in 2007 and 2008 and an increase in other administrative expenses related to the management fee paid to the former owners of USSU, which was eliminated effective January 31, 2008. We continue to see favorable prior accident reserve development, as well as selective premium growth consistent with our corporate underwriting guidelines and our controls over price adequacy.

Revenues for the nine months ended September 30, 2008, increased $44.2 million, or 17.4%, to $298.5 million, from $254.3 million for the comparable period in 2007. This increase reflects a $47.6 million increase in net earned premiums, of which $31.0 million related to ProCentury. Excluding the net earned premiums related to ProCentury, the increase was primarily the result of overall growth within our existing programs and new business we began underwriting in 2007 and 2008. Our overall net commissions and fees were down 4.7%, or $1.6 million. This decrease was primarily the result of a decrease in fees related to our New England-based programs, related to a decrease in premium volume due to reduced rates in the self-insured markets on which the fees are based, because of mandatory rate reductions and an increase in competition. In addition, this decrease reflects slightly lower agency commission revenue, which resulted from more competitive pricing in certain jurisdictions. In 2008, we converted a portion of the policies produced by USSU to our Insurance Company Subsidiaries. The intercompany management fees associated with that portion of the underwritten policies of the USSU business that we brought in house were $1.6 million for the nine months ended September 30, 2008. These fees are now eliminated up consolidation, thereby lowering net commissions and fees, but not impacting overall consolidated results. Excluding the full year impact of this change, net commission and fees would have remained relatively flat in comparison to 2007. In addition, the revenues reflect a $5.5 million increase in investment income, which primarily reflects the increase in invested assets acquired with the Merger. The increase in investment income was partially the result of overall positive cash flow and the net proceeds received from our equity offering in July 2007. Slightly offsetting the increases was an overall $7.3 million increase in realized losses, primarily related to the other than temporary impairments recorded in the third quarter.

As previously indicated, our results for the nine months ended September 30, 2008, included the recognition of realized investment losses. These impairments were primarily related to preferred stock investments in Fannie Mae, Freddie Mac, and Lehman Brothers. We also recorded an impairment on GMAC and Lehman Brother bonds.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Nine Months
	Ended
	September 30,
	2008	2007

Revenue:
Net earned premiums	$247,296	$199,732
Management fees	17,178	18,663
Claims fees	6,789	6,788
Loss control fees	1,602	1,632
Reinsurance placement	571	603
Investment income	24,177	18,514
Net realized losses	(7,467)	(186)

Total revenue	$290,146	$245,746

Pre-tax income:
Specialty risk management operations	$40,695	$35,867

Revenues from specialty risk management operations increased $44.4 million, or 18.1%, to $290.1 million for the nine months ended September 30, 2008, from $245.7 million for the comparable period in 2007.

Net earned premiums increased $47.6 million, or 23.8%, to $247.3 million for the nine months ended September 30, 2008, from $199.7 million in the comparable period in 2007. This increase was the primarily the result of $31.0 million in net earned premiums related to ProCentury. Excluding the net earned premiums related to ProCentury, net earned premiums increased $16.6 million, or 8.3%. This increase was primarily the result of overall growth within our existing programs and the new business we began writing in 2007 and 2008, as well as additional selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy.

Management fees decreased $1.5 million, or 8.0%, to $17.2 million for the nine months ended September 30, 2008, from $18.7 in the comparable period in 2007. This decrease was primarily the result of a decrease in fees related to our New England-based programs, primarily related to a decrease in premium volume due to reduced rates in the self-insured markets on which the fees are based, because of mandatory rate reductions and an increase in competition.

Claim fees remained relatively flat for the nine months ended September 30, 2008, compared to the comparable period in 2007.

Net investment income increased $5.7 million, or 30.6%, to $24.2 million in 2008, from $18.5 million in 2008. This increase is primarily the result of higher invested assets due to the inclusion of ProCentury’s invested assets, from the Merger date, which were $431.0 million at September 30, 2008, coupled with the investing from positive cash flows from operations. The positive cash flows from operations were due to favorable underwriting results, increased fee revenue, and the lengthening of the duration of our reserves. The increase in the duration of our reserves reflects the impact of growth in our excess liability business, which was implemented at the end of 2003.

This type of business has a longer duration than the average reserves on our other programs and is now a larger proportion of reserves. In addition, the increase in average invested assets reflects cash flows from our equity offering in July 2007.

Specialty risk management operations generated pre-tax income of $40.7 million for the nine months ended September 30, 2008, compared to pre-tax income of $35.9 million for the comparable period in 2007. This increase in pre-tax income primarily demonstrates a continued improvement in underwriting results including favorable reserve development on prior accident years, selective growth in premium, adherence to our strict underwriting guidelines, and our overall leveraging of fixed costs. In addition, this improvement was also attributable to an increase in net investment income. Partially offsetting these improvements were the previously mentioned other than temporary impairments recognized in the third quarter, which primarily related to securities within the investment portfolio acquired with the Merger. In addition, these improvements were also partially offset by the impact of the losses incurred with the hurricanes, as mentioned above. The GAAP combined ratio was 94.0% for the nine months ended September 30, 2008, compared to 95.7% for the same period in 2007.

Net loss and loss adjustment expenses (“LAE”) increased $31.8 million, or 28.0%, to $145.1 million for the nine months ended September 30, 2008, from $113.4 million for the same period in 2007. Our loss and LAE ratio increased 1.5 percentage points to 63.2%, from 61.7% for the same period in 2007. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. Net loss and LAE includes $23.7 million of net loss and LAE expense related to ProCentury. In addition, the loss and LAE ratio of 63.2% includes 3.3 percentage points related to the previously mentioned catastrophe losses. The loss and LAE ratio includes favorable development of $11.3 million, or 4.6 percentage points, compared to favorable development of $4.4 million, or 2.2 percentage points in 2007. The increase in our favorable development in comparison to 2007 was primarily the result of a reduction in adverse development on an excess lines program due to the implementation of a new claim handling unit for this program in 2008. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Our expense ratio decreased 3.2 percentage points to 30.8% for the nine months ended September 30, 2008, from 34.0% for the same period in 2007. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The decrease in our expense ratio reflects the anticipated decrease in commission due to the elimination of the fronting fees paid in 2007 to an unaffiliated insurance carrier to use their “A” rated policy forms. In addition, profit sharing commissions were lower in comparison to 2007 as required premium and loss ratio conditions were not achieved. We also continue to leverage fixed costs as we are able to grow without adding to our staffing levels. This is reflected in the reduction in intercompany fees paid by our Insurance Company Subsidiaries to our management company. Those fees are eliminated upon consolidation, but do reduce the expense ratio of the Insurance Company Subsidiaries.

Agency Operations

The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Nine Months
	Ended
	September 30,
	2008	2007

Net commission	$8,640	$9,074
Pre-tax income(1)	$1,328	$1,578

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the nine months ended September 30, 2008 and 2007, the allocation of corporate overhead to the agency operations segment was $2.1 million and $2.3 million, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, decreased $434,000, or 4.8%, to $8.6 million for the nine months ended September 30, 2008, from $9.1 million for the comparable period in 2007. This decrease primarily reflects regional competition and a softer insurance market within our mid to larger Michigan accounts and isolated competitive pricing pressure in the California automobile market.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $1.3 million for the nine months ended September 30, 2008, compared to $1.6 million for the comparable period in 2007. The decrease in the pre-tax income is primarily attributable to the decrease in agency commission revenue mentioned above.

Other Items

Reserves

At September 30, 2008, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $625.8 million. We established a reasonable range of reserves of approximately $574.4 million to $661.6 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$161,580	$179,024	$172,944
Commercial Multiple Peril/General Liability	281,758	335,657	312,114
Commercial Automobile	84,216	94,176	90,686
Other	46,849	52,785	50,032

Total Net Reserves	$574,403	$661,642	$625,776

(1)	Includes Residual Markets

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the nine months ended September 30, 2008 and the year ended December 31, 2007.

For the nine months ended September 30, 2008, we reported a decrease in net ultimate loss estimates for accident years 2007 and prior of $11.3 million, or 1.9% of $589.3 million of net loss and LAE reserves, which include $341.5 million of Meadowbrook net loss and LAE reserves at December 31, 2007 and $247.7 million of ProCentury net loss and LAE reserves at August 1, 2008. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2008 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2007 and for the nine months ended September 30, 2008. The major components of this change in ultimate loss estimates are as follows (in thousands):

		Additional
	Reserves at	Reserves at	Total	Incurred Losses(1)			Paid Losses(1)			Reserves at
	December 31,	August 1,	Beginning	Current	Prior	Total	Current	Prior	Total	September 30,
Line of Business	2007	2008	Reserves	Year	Years	Incurred	Year	Years	Paid	2008

Workers’ Compensation	$141,359	$3,259	$144,618	$46,156	$(7,778)	$38,378	$3,707	$30,643	$34,350	$148,646
Residual Markets	25,428	—	25,428	5,965	(2,268)	3,697	1,662	3,165	4,827	24,298
Commercial Multiple Peril/General Liability	87,812	203,613	291,425	38,658	6,531	45,189	1,992	22,508	24,500	312,114
Commercial Automobile	69,426	17,234	86,660	37,807	(4,145)	33,662	8,186	21,450	29,636	90,686
Other	17,516	23,633	41,149	28,873	(3,599)	25,274	11,364	5,027	16,391	50,032

Net Reserves	341,541	247,739	589,280	$157,459	$(11,259)	$146,200	$26,911	$82,793	$109,704	625,776

Reinsurance Recoverable	198,461	41,793	240,254							253,936

Consolidated	$540,002	$289,532	$829,534							$879,712

				Re-estimated
				Reserves at	Development
		Additional		September 30,	as a
	Reserves at	Reserves at	Total	2008 on	Percentage of
	December 31,	August 1,	Beginning	Prior Years	Prior Year
Line of Business	2007	2008	Reserves	(1)	Reserves

Workers’ Compensation	$141,359	$3,259	$144,618	$136,840	− 5.4%
Commercial Multiple Peril/General Liability	87,812	203,613	291,425	297,956	2.2%
Commercial Automobile	69,426	17,234	86,660	82,515	− 4.8%
Other	17,516	23,633	41,149	37,550	− 8.7%

Sub-total	316,113	247,739	563,852	554,861	− 1.6%
Residual Markets	25,428	—	25,428	23,160	− 8.9%

Total Net Reserves	$341,541	$247,739	$589,280	$578,021	− 1.9%

(1)	Paid and Incurred Loss & LAE activity includes that related to ProCentury of $247.7 million of net loss & LAE reserves added at August 1, 2008. Therefore, incurred and paid loss & LAE activity on these reserves do not constitute a full calendar year.

Workers’ Compensation Excluding Residual Markets  The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets decreased $7.8 million, or 5.4% of net workers’ compensation reserves. This net overall decrease reflects decreases of $2.4 million, $2.3 million, and $1.2 million in accident years 2006, 2005, and 2004, respectively. The decreases reflect better than expected experience for many of our workers’ compensation programs, including a Nevada, Florida, and a countrywide association program. Actual losses reported during the quarter were less than expected given the prior actuarial assumptions. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril and General Liability  The commercial multiple peril line and general liability line of business had an increase in net ultimate loss estimate of $6.5 million, or 2.2% of net commercial multiple peril and general liability reserves. The net increase reflects increases of $2.6 million, $743,000, $588,000, $793,000, $504,000 and $496,000 in the ultimate loss estimates for accident years 2006, 2005, 2004, 2001, 2000 and 1996, respectively. These increases were due to greater than expected claim emergence in two discontinued programs, an excess liability program, and a contractors business program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile  The projected net ultimate loss estimate for the commercial automobile line of business decreased $4.1 million, or 4.8% of net commercial automobile reserves. This net overall decrease reflects decreases of $1.1 million, $2.5 million and $518,000 in accident years 2007, 2006, and 2004, respectively. These decreases primarily reflect better than expected case reserve development on two California-based programs. The change in ultimate loss estimates for all other accident years was insignificant.

Other  The projected net ultimate loss estimate for the other lines of business decreased $3.6 million, or 8.7% of net reserves. This net decrease reflects reductions of $1.4 million and $1.9 million in the net ultimate loss estimate for accident years 2007 and 2006, respectively. These decreases are primarily due to better than expected case reserve development during the calendar year in a professional liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets  The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $2.3 million, or 8.9% of net reserves. This decrease reflects reductions of $544,000 and $1.1 million in accident years 2006 and 2005, respectively. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

Salaries and Employee Benefits and Other Administrative Expenses

Salaries and employee benefits for the nine months ended September 30, 2008, increased $1.8 million, or 4.2%, to $44.0 million, from $42.2 million for the comparable period in 2007. Included in the $44.0 million were salaries and employee benefits related to ProCentury of $3.5 million. Excluding the salaries and employee benefits related to ProCentury, overall salaries and employee benefits would have decreased $1.7 million. This decrease primarily reflects a decrease in variable compensation. The decrease in variable compensation, in comparison to 2007, reflects the increase in our targeted return on equity, the key measure for earning variable compensation. This decrease also includes a decrease in profit sharing commissions we pay. The decrease in profit sharing commissions was the result of our purchase of an excess liability book of business. As a result of our owning the book of business, we no longer pay the profit sharing commissions.

Other administrative expenses increased $965,000, or 4.0%, to $24.8 million, from $23.9 million for the comparable period in 2007. This increase was primarily the result of slight increases in various general operating expenses, primarily due to travel and travel related due to the Merger with ProCentury. Partially offsetting this increase was a reduction in the management fee previously associated with our acquisition of USSU. In January 2008, we exercised our option to purchase the remainder of the economics related to the acquisition of the USSU business, by terminating the Management Agreement with the former owners, thereby eliminating the management fee associated with the Management Agreement.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for the nine months ended September 30, 2008, increased $3.3 million, to $4.6 million, from $1.3 million for the comparable period in 2007. This increase in amortization expense primarily relates to the customer relationships acquired with the USSU business and an excess liability book of business acquired in late 2007. In addition, this increase also was due to the amortization expense associated with the other intangibles recorded as a result of the ProCentury Merger, related to the agent relationships and trade names.

Interest Expense

Interest expense for the nine months ended September 30, 2008, increased $268,000, or 5.8%, to $4.9 million, from $4.6 million for the comparable period in 2007. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our line of credit and term loan. The overall increase primarily relates to interest expense related to the $65.0 million term loan we used to finance a portion of the purchase price for the ProCentury Merger.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the nine months ended September 30, 2008, was $10.1 million, or 34.1% of income before taxes. For the same period last year, we reflected an income tax expense of $8.8 million, or 30.2% of income before taxes. The increase in the effective tax rate reflects the impact of establishing a valuation for the previously mentioned other than temporary impairments recording during this quarter. Excluding, the impact of these impairments and the related tax valuation, the effective tax rate would have been 28.9%. This decrease reflects a lower contribution of underwriting income to pre-tax income.

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

During the quarter ended September 30, 2008, after review of our investment portfolio in relation to this policy, we recorded a pre-tax realized loss of $7.4 million. Of the $7.4 million realized loss, $6.0 million related to preferred stocks, primarily Fannie Mae, Freddie Mac, and Lehman Brothers. The remaining impairments primarily related to GMAC bonds following their S&P rating decrease on July 31, 2008 and the Lehman Brothers bonds following their bankruptcy in September 2008.

At September 30, 2008, we had 597 securities that were in an unrealized loss position. At September 30, 2008, thirty-six of those investments, with an aggregate fair value of $34.2 million and ($3.6 million) unrealized loss, have been in an unrealized loss position for more than twelve months. Positive evidence considered, where applicable, in reaching our conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific credit events which caused concerns; 2) there were no past due interest payments; 3) there has been an increase in market prices; 4) our ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and/or 5) changes in fair value were considered normal in relation to overall fluctuations in interest rates.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	September 30, 2008
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$8,372	$(105)	$—	$—	$8,372	$(105)
Obligations of states and political subdivisions	325,976	(10,938)	4,099	(260)	330,075	(11,198)
Corporate securities	81,283	(3,904)	9,617	(2,223)	90,900	(6,127)
Mortgage and asset-backed securities	85,778	(3,346)	20,518	(1,098)	106,296	(4,444)
Equity Securities	27,845	(4,285)	—	—	27,845	(4,285)

Totals	$529,254	$(22,578)	$34,234	$(3,581)	$563,488	$(26,159)

	December 31, 2007
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. government and agencies	$—	$—	$5,963	$(29)	$5,963	$(29)
Obligations of states and political subdivisions	19,400	(68)	45,177	(255)	64,577	(323)
Corporate securities	15,564	(415)	30,601	(513)	46,165	(928)
Mortgage and asset-backed securities	9,116	(95)	47,963	(520)	57,079	(615)

Totals	$44,080	$(578)	$129,704	$(1,317)	$173,784	$(1,895)

As of September 30, 2008, gross unrealized gains and (losses) on securities were $6.2 million and ($26.2 million), respectively. As of December 31, 2007, gross unrealized gains and (losses) on securities were $7.8 million and ($1.9 million), respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Results of Operations

Net income for the three months ended September 30, 2008, decreased 44.5% to $4.2 million, or $0.09 per dilutive share, compared to net income of $7.6 million, or $0.21 per dilutive share, for the comparable period of 2007. Net operating income, a non-GAAP measure, increased $3.3 million, or 42.3%, to $10.9 million, or $0.23 per dilutive share, compared to net operating income of $7.7 million, or $0.22 per dilutive share for the comparable period in 2007, with lower weighted average shares outstanding. Total weighted average shares outstanding for the three months ended September 30, 2008 were 47,595,572, compared to 35,378,119 for the comparable period in 2007. This increase in the weighted average shares is primarily the result of the equity issued in connection with the ProCentury Merger.

Net income for the three months ended September 30, 2008, was primarily impacted by after-tax realized losses of $6.7 million, or $0.14 per diluted share, as a result of the other than temporary impairments of Freddie

Mac, Fannie Mae, and Lehman Brothers preferred stock, previously described. In addition, net income for the three months ended September 30, 2008, includes the after-tax impact of the catastrophe losses related to Hurricanes Gustav and Ike of $5.4 million, or $0.11 per diluted share. In addition, net income included amortization expense of $1.5 million, compared to $622,000 in 2007. Excluding the impact from the impairments and the catastrophe losses, net income would have increased in comparison to 2007. We have experienced improvements in our expense ratio as we continue to benefit from the elimination of the fronting fees associated with our prior use of an unaffiliated insurance carrier’s “A” rated policy forms. Our expense ratio also benefited by our ability to further leverage our fixed costs in the management company. In addition, net investment income increased 56.5% to $10.6 million. Somewhat offsetting these positive variables was a substantial increase in amortization expense related to the acquisition of the USSU business in 2007 and 2008 and an increase in other administrative expenses related to the management fee paid to the former owners of USSU, which was eliminated effective January 31, 2008. We continue to see favorable prior accident reserve development, as well as selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy.

Revenues for the three months ended September 30, 2008, increased $32.6 million, or 37.4%, to $119.9 million, from $87.2 million for the comparable period in 2007. This increase reflects a $36.9 million increase in net earned premiums, of which $31.0 million related to ProCentury. Excluding the net earned premiums related to ProCentury, the increase was primarily the result of overall growth within our existing programs and new business we began writing in 2007 and 2008. Our overall net commission and fees were down 7.6%, or $1.0 million. This decrease primarily relates to the intercompany management fees associated with the USSU policies that we brought in house. These fees are now eliminated upon consolidation thereby lowering net commissions and fees, but not impacting overall consolidated results. In addition, the revenues reflect a $3.8 million increase in investment income, which primarily reflects the increase in invested assets acquired with the merger. Slightly offsetting the increases was an overall $7.1 million increase in realized losses, primarily related to the other than temporary impairments recorded in the third quarter, as previously described.

Specialty Risk Management Operations

The following table sets forth the revenues and results from operations for our specialty risk management operations (in thousands):

	For the Three Months
	Ended September 30,
	2008	2007

Revenue:
Net earned premiums	$104,243	$67,337
Management fees	6,972	8,376
Claims fees	2,304	2,337
Loss control fees	467	489
Reinsurance placement	177	185
Investment income	10,455	6,593
Net realized losses	(7,290)	(200)

Total revenue	$117,328	$85,117

Pre-tax income:
Specialty risk management operations	$12,166	$13,700

Revenues from specialty risk management operations increased $32.2 million, or 37.8%, to $117.3 million for the three months ended September 30, 2008, from $85.1 million for the comparable period in 2007.

Net earned premiums increased $36.9 million, or 54.8%, to $104.2 million for the three months ended September 30, 2008, from $67.3 million in the comparable period in 2007. This increase was primarily the result of $31.0 million in net earned premiums related to ProCentury. Excluding the net earned premiums related to ProCentury, net earned premiums increased $5.9 million, or 8.8%. This increase was primarily the result of overall growth within our existing programs and the new business we began writing in 2007 and 2008, as well as additional selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy.

Management fees decreased $1.4 million, or 16.8%, to $7.0 million for the three months ended September 30, 2008, from $8.4 million for the comparable period in 2007. As previously indicated, in 2008 we converted a portion of the policies produced by USSU to our Insurance Company Subsidiaries. The decrease in management fees primarily relates to the intercompany management fees associated with the USSU policies that we brought in house. These fees are now eliminated upon consolidation, but do not impact overall consolidated results.

Claim fees remained relatively flat for the three months ended September 30, 2008, compared to the comparable period in 2007.

Net investment income increased $3.9 million, or 58.6%, to $10.5 million in 2008, from $6.6 million in 2007. This increase is primarily the result of higher invested assets due to the inclusion of ProCentury’s invested assets, from the Merger date, which were $431.0 million at September 30, 2008, coupled with the investing from positive cash flows from operations. The positive cash flows from operations were due to favorable underwriting results, increased fee revenue, and the lengthening of the duration of our reserves. The increase in the duration of our reserves reflects the impact of growth in our excess liability business, which was implemented at the end of 2003. This type of business has a longer duration than the average reserves on our other programs and is now a larger proportion of reserves. In addition, the increase in average invested assets reflects cash flows from our equity offering in July 2007.

Specialty risk management operations generated pre-tax income of $12.2 million for the three months ended September 30, 2008, compared to pre-tax income of $13.7 million for the comparable period in 2007. This decrease is primarily related to the previously mentioned other than temporary impairments recognized in the third quarter, which primarily related to securities within the investment portfolio acquired with the Merger. In addition, this decrease was partially due to the impact of the losses incurred with the hurricanes, as mentioned above. Excluding the impairments and the hurricane losses, there would have been an increase in pre-tax income. This increase primarily demonstrates a continued improvement in underwriting results including favorable reserve development on prior accident years, selective growth in premium, adherence to our strict underwriting guidelines, and our overall leveraging of fixed costs. In addition, there was an increase in net investment income. The GAAP combined ratio was 96.7% for the three months ended September 30, 2008, compared to 93.8% for the same period in 2007.

Net loss and loss adjustment expenses increased $26.9 million, or 72.7%, to $63.9 million for the three months ended September 30, 2008, from $37.0 million for the same period in 2007. Our loss and LAE ratio increased 5.8 percentage points to 65.7% for the three months ended September 30, 2008, from 59.9% for the same period in 2007. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. Net loss and LAE includes $23.7 million of net loss and LAE expense related to ProCentury. In addition, the loss and LAE ratio of 65.7% includes 8.1 percentage points related to the previously mentioned catastrophe losses. The loss and LAE ratio includes favorable development of $5.7 million, or 5.5 percentage points, compared to favorable development of $2.2 million, or 3.3 percentage points in 2007. The increase in our favorable development in comparison to 2007 is primarily the result of favorable development within the workers’ compensation and auto liability lines of business.

Our expense ratio decreased 2.9 percentage points to 31.0% for the three months ended September 30, 2008, from 33.9% for the same period in 2007. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The decrease in our expense ratio primarily reflects the anticipated decrease due to the elimination of the fronting fees paid in 2007 to an unaffiliated insurance carrier to use their “A” rated policy forms. In addition, profit sharing commissions were lower in comparison to 2007 as required premium and loss ratio conditions were not achieved. We also continue to leverage fixed costs as we are able to grow without adding to our staffing levels. This is reflected in the reduction in intercompany fees paid by our Insurance Company Subsidiaries to our management company. Those fees are eliminated upon consolidation, but do reduce the expense ratio of the Insurance Company Subsidiaries.

Agency Operations

The following table sets forth the revenues and results from operations for our agency operations (in thousands):

	For the Three Months Ended September 30,
	2008	2007

Net commission	$2,631	$2,329
Pre-tax income(1)	$391	$(143)

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended September 30, 2008 and 2007, the allocation of corporate overhead to the agency operations segment was $401,000 and $920,000, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, increased $302,000, or 13.0%, to $2.6 million for the three months ended September 30, 2008, from $2.3 million for the comparable period in 2007. This increase primarily reflects an increase in commissions on a specific account within our Michigan-based agency operations, slightly offset by an overall softer insurance market and competitive pricing pressures within our other agency operations.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $391,000 for the three months ended September 30, 2008, compared to a pre-tax loss of $143,000 for the comparable period in 2007. This increase is primarily related to the increase in commissions as described above, as well as an overall decrease in the corporate overhead allocation in comparison to 2007.

Other Items

Salary and Employee Benefits and Other Administrative Expenses

Salary and employee benefits for the three months ended September 30, 2008, increased $1.3 million, or 8.3%, to $17.1 million, from $15.8 million for the comparable period in 2007. Included in the $17.1 million were salaries and employee benefits related to ProCentury of $3.5 million. Excluding the salaries and employee benefits related to ProCentury, overall salaries and employee benefits would have decreased $2.2 million. The decrease in variable compensation, in comparison to 2007, reflects the increase in our targeted return on equity, the key measure for earning variable compensation. This decrease also includes a decrease in profit sharing commissions we pay. The decrease in profit sharing commissions was the result of our purchase of an excess liability book of business. As a result of our owning the book of business, we no longer pay the profit sharing commissions.

Other administrative expenses decreased 9.4% to $8.1 million, from $8.9 million for the comparable period in 2007. This decrease was primarily due to the reduction in the management fee previously associated with our acquisition of USSU. In January 2008, we exercised our option to purchase the remainder of the economics related to the acquisition of the USSU business, by terminating the Management Agreement with the former owners, thereby eliminating the management fee associated with the Management Agreement.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for the three months ended September 30, 2008, increased $909,000 million, to $1.5 million, from $622,000 for the comparable period in 2007. This increase in amortization expense primarily relates to the customer relationships acquired with the USSU business and an excess liability book of business acquired in late 2007. In addition, this increase also was due to the amortization expense associated with the other intangibles recorded as a result of the ProCentury Merger, related to the agent relationships and trade names.

Interest Expense

Interest expense for the three months ended September 30, 2008, increased $857,000, or 58.1%, to $2.3 million, from $1.5 million for the comparable period in 2007. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our line of credit and term loan. The overall increase primarily relates to interest expense related to the $65.0 million term loan we used to finance a portion of the purchase price for the ProCentury Merger.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the three months ended September 30, 2008, was $3.3 million, or 44.5% of income before taxes. For the same period last year, we reflected an income tax expense of $3.2 million, or 30.5% of income before taxes. The increase in the effective tax rate reflects the impact of establishing a valuation for the previously mentioned other than temporary impairments recording during this quarter. Excluding, the impact of these impairments and the related tax valuation, the effective tax rate would have been 26.3%. This decrease reflects a lower contribution of underwriting income to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The principal sources of funds for the Company are insurance premiums, investment income, proceeds from the maturity and sale of invested assets from its Insurance Company Subsidiaries, and risk management fees and agency commissions from its non-regulated subsidiaries. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, share repurchases, and debt service.

A significant portion of the Company’s consolidated assets represents assets of the Company’s Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is limited by regulatory guidelines. These guidelines specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2008 is $42.5 million. The Insurance Company Subsidiaries, which include the Insurance Company Subsidiaries acquired in the ProCentury Merger, have paid ordinary dividends of $41.2 million in 2008. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $50.5 million of extraordinary dividends with prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income.

The Company also generates operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non- regulated subsidiaries were approximately $14.2 million for the twelve months ended September 30, 2008. These earnings were available for debt service.

The Company has line of credit totaling $35.0 million, of which there was no outstanding balance at September 30, 2008. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Cash flow provided by operations for the nine months ended 2008 and 2007 were $77.8 million and $52.2 million, respectively.

Other Items

Debentures

The following table summarizes the principal amounts and variables associated with our debentures (in thousands):

				Interest
	Year	Year		Rate at	Principal
Description	Callable	Due	Interest Rate Terms	09/30/08(1)	Amount

Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	7.81%	$10,310
Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	6.80%	13,000
Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	7.01%	12,000
Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	6.40%	20,620
Junior subordinated debentures(2)	2007	2032	Three-month LIBOR, plus 4.00%	6.81%	15,000
Junior subordinated debentures(2)	2008	2033	Three-month LIBOR, plus 4.10%	6.90%	10,000

				Total	$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)	Represents the junior subordinated debentures acquired in conjunction with the Merger.

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

In relation to the junior subordinated debentures acquired in conjunction with the Merger, we also acquired the remaining unamortized portion of the capitalized issuance costs associated with these debentures. The remaining unamortized portion of the issuance costs we acquired was $625,000. These are included in other assets on the balance sheet. The remaining balance will be amortized over a five year period beginning August 1, 2008, as a component of interest expense.

Interest Rate Swaps

In October 2005, we entered into two interest rate swap transactions to mitigate our interest rate risk on $5.0 million and $20.0 million of our senior debentures and trust preferred securities, respectively. On April 21, 2008, we entered into three interest rate swap transactions to mitigate our interest rate risk on our remaining

$30.0 million of our senior debentures and trust preferred securities. On July 31, 2008, we entered into another interest rate swap transaction to mitigate our interest rate risk on the term loan balance on our credit facility. On September 15, 2008, we entered into two additional interest rate swap transactions to mitigate our interest rate risk on $25.0 million of the trust preferred securities acquired in conjunction with the Merger.

We recognize these transactions in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is being recognized as an adjustment to interest expense.

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

The sixth interest rate swap transaction, which relates to our term loan balance, has an effective date of July 31, 2008 and ending date of July 31, 2013. We are required to make certain quarterly fixed rate payments calculated on a notional amount of $62.6 million, amortizing in accordance with the term loan amortization schedule, based on a fixed annual interest rate of 3.95%. The counterparties are obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR.

The seventh interest rate swap transaction, which relates to $15.0 million of the trust preferred securities acquired from the Merger, has an effective date of September 4, 2008 and ending date of September 4, 2013. We are required to make certain quarterly fixed rate payments calculated on a notional amount of $15.0 million, non-amortizing, based on a fixed annual interest rate of 7.79%. The counterparty is obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR.

The eighth interest rate swap transaction, which relates to $10.0 million of the trust preferred securities acquired from the Merger, has an effective date of August 15, 2008 and ending date of August 15, 2013. We are required to make quarterly fixed rate payments calculated on a notional amount of $10.0 million, non-amortizing, based on a fixed annual interest rate of 7.88%. The counterparty is obligated to make quarterly floating rate payments to us referencing the same notional amount, based on the three-month LIBOR.

In relation to the above interest rate swaps, the net interest expense paid for the nine months ended September 30, 2008, was approximately $421,000. The net interest income received for the nine months ended September 30, 2007, was approximately $115,000. For the three months ended September 30, 2008, the net interest expense paid was approximately $286,000. For the three months ended September 30, 2007, the net interest income received was approximately $39,000.

The total fair value of the interest rate swaps as of September 30, 2008 and December 31, 2007, was approximately ($806,000) and ($545,000), respectively. Accumulated other comprehensive income at September 30, 2008 and December 31, 2007, included the accumulated loss on the cash flow hedge, net of taxes, of ($170,000) and ($484,000), respectively.

Credit Facilities

On July 31, 2008, we executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of our Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. As of September 30, 2008, the outstanding balance on our term loan facility was $62.6 million. We did not have an outstanding balance on our revolving credit facility as of September 30, 2008. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions. These Credit Facilities replaced our prior revolving credit agreement which was terminated upon the execution of the Credit Facilities. At December 31, 2007, we did not have an outstanding balance on our former revolving line of credit.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at our option, the base rate. The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities.

The debt covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++”. As of September 30, 2008, we were in compliance with these debt covenants.

Investment Portfolio

As of September 30, 2008 and December 31, 2007, the recorded values of our investment portfolio, including cash and cash equivalents, were $1,054.8 million and $651.6 million, respectively. Total invested assets included $431.0 million related to ProCentury.

We believe our overall investment portfolio exhibits appropriately conservative characteristics. The duration on the investment portfolio at September 30, 2008 is 4.5 years, compared to 4.0 years at September 30, 2007. Our pre-tax book yield is 4.3%, compared to 4.5% in 2007. The current after-tax yield is 3.3%, compared to 3.4% in 2007. Approximately 99% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

At September 30, 2008, shareholders’ equity was $422.6 million, or a book value of $7.33 per common share, compared to $301.9 million, or a book value of $8.16 per common share, at December 31, 2007. In conjunction with the share consideration portion of the purchase price of the Merger, we issued 21.1 million shares, or $122.7 million of new equity.

At our regularly scheduled board meeting on July 25, 2008, our Board of Directors authorized management to purchase up to 3,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaces the existing share repurchase plan authorized in October 2007. For both the nine months and three months ended September 30, 2008, we purchased and retired 500,000 shares of common stock for a total cost of approximately $3.5 million. We did not repurchase any common stock during 2007. As of September 30, 2008, the cumulative amount we repurchased and retired under the current share repurchase plan was 500,000 shares of common stock for a total cost of approximately $3.5 million.

On July 25, 2008, our Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend was payable on September 2, 2008, to shareholders of record as of August 15, 2008. On October 31, 2008, our Board of Directors declared a quarterly dividend of $0.02 per common share. This dividend is payable on December 1, 2008, to shareholders of record as of November 14, 2008. Our Board of Directors did not declare any dividends in 2007.

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

Procentury Merger

Following the close of business on July 31, 2008, our Merger with ProCentury was completed. In accordance with the Merger Agreement, the stock price used in determining the final cash and share consideration portion of the purchase price was based on the volume-weighted average sales price of a share of Meadowbrook common stock for the 30-day trading period ending on the sixth trading day before the completion of the Merger, or $5.7326. Based upon the final proration, the total purchase price was $227.2 million, of which $99.1 million consisted of cash, $122.7 million in newly issued common stock, and approximately $5.4 million in transaction related costs. The total number of new common shares issued for purposes of the stock portion of the purchase price was 21.1 million shares.

The Merger was accounted for under the purchase method of accounting, which resulted in goodwill of $48.8 million equaling the excess of the purchase price over the fair value of identifiable assets. Goodwill is not amortized, but is subject to at least annual impairment testing. Identifiable intangibles of $21.0 million and $5.0 million were recorded related to agent relationships and trade names, respectively.

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

As of September 30, 2008, we recorded an overall reclassification of other intangible assets and goodwill. This reclassification was the result of a refinement to the original valuation analysis completed at the time of purchase of the remaining economics related to the termination of the Management Agreement with USSU. This adjustment to the valuation analysis resulted in a decrease in other intangible assets and a corresponding increase to goodwill of $6.5 million.

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

			For the Three Months
	For the Nine Months Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net earned premiums	$247,296	$199,732	$104,243	$67,337
Less: Consolidated net loss and LAE	145,135	113,368	63,932	37,015
Intercompany claim fees	11,243	9,945	4,508	3,297

Unconsolidated net loss and LAE	156,378	123,313	68,440	40,312

Consolidated policy acquisition and other underwriting expenses	45,400	39,739	19,537	12,927
Intercompany administrative and other underwriting fees	30,741	28,246	12,821	9,916

Unconsolidated policy acquisition and other underwriting expenses	76,141	67,985	32,358	22,843

Underwriting income	$14,777	$8,434	$3,445	$4,182

GAAP combined ratio as reported	94.0%	95.7%	96.7%	93.8%
Specialty risk management operations pre-tax income	$40,695	$35,867	$12,166	$13,700
Less: Underwriting income	14,777	8,434	3,445	4,182
Net investment income and capital gains	17,220	18,987	3,332	6,588

Fee-based operations pre-tax income	8,698	8,446	5,389	2,930
Agency operations pre-tax income	1,328	1,578	391	(143)

Total fee-for-service pre-tax income	$10,026	$10,024	$5,780	$2,787

GAAP expense ratio as reported	30.8%	34.0%	31.0%	33.9%
Adjustment to include pre-tax income from total fee-for-service income(1)	4.1%	5.0%	5.5%	4.1%

GAAP expense ratio as adjusted	26.7%	29.0%	25.5%	29.8%
GAAP loss and LAE ratio as reported	63.2%	61.7%	65.7%	59.9%

GAAP combined ratio as adjusted	89.9%	90.7%	91.2%	89.7%

Reconciliation of consolidated pre-tax income:
Specialty risk management operations pre-tax income:
Fee-based operations pre-tax income	$8,698	$8,446	$5,389	$2,930
Underwriting income	14,777	8,434	3,445	4,182
Net investment income and capital gains	17,220	18,987	3,332	6,588

Total specialty risk management operations pre-tax income	40,695	35,867	12,166	13,700
Agency operations pre-tax income	1,328	1,578	391	(143)
Less: Holding company expenses	2,804	2,283	1,186	895
Interest expense	4,898	4,631	2,333	1,476
Amortization expense	4,645	1,309	1,531	622

Consolidated pre-tax income	$29,676	$29,222	$7,507	$10,564

(1)	Adjustment to include pre-tax income from total fee-for-service income is calculated by dividing total fee-for-service income by net earned premiums.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in relation to our contractual obligations and commitments for the three months ended September 30, 2008.

Convertible Note

In December 2005, we entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At September 30, 2008, the estimated fair value of the derivative is not material to the financial statements.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of September 30, 2008. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At September 30, 2008, our fixed income portfolio had a modified duration of 4.5, compared to 4.22 at December 31, 2007.

At September 30, 2008, the fair value of our investment portfolio was $1,054.8 million. Our market risk to the investment portfolio is interest rate risk associated with debt securities. Our exposure to equity price risk is not significant. Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. We continue to increase our holdings of tax-exempt securities based on our tax strategy and our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2007. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Fair Value	$966,863	$923,959	$884,392
Yield to Maturity or Call	4.35%	5.39%	6.27%
Effective Duration	4.70	5.10	5.20

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material loss in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At September 30, 2008, we had debentures of $80.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000. At December 31, 2007, we had debentures of $55.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $559,000.

Our term loan is subject to variable interest rates. Thus, our interest expense on our term loan is directly correlated to market interest rates. At September 30, 2008, we had an outstanding balance on our term loan of $62.6 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $626,000. At December 31, 2007, we did not have our current term loan.

In October 2005, we entered into two interest rate swap transactions to mitigate our interest rate risk on $5.0 million and $20.0 million of our senior debentures and trust preferred securities, respectively. On April 21, 2008, we entered into three interest rate swap transactions to mitigate our interest rate risk on our remaining $30.0 million of our senior debentures and trust preferred securities. On July 31, 2008, we entered into another interest rate swap transaction to mitigate our interest rate risk on the term loan balance on our credit facility. On September 15, 2008, we entered into two additional interest rate swap transactions to mitigate our interest rate risk on $25.0 million of the trust preferred securities acquired in conjunction with the Merger. We recognize these transactions in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of any changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is being accrued and is being recognized as an adjustment to interest expense.

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At September 30, 2008 and December 31, 2007, we did not have an outstanding balance on our revolving line of credit.

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

As of September 30, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three month period ended September 30, 2008, the Company implemented a new claims management (“Claims”) system. The implementation of the Claims system represents a material change in the Company’s internal controls over financial reporting.

Management has reviewed and evaluated the design of key controls in the new Claims system and the accuracy of the data conversion that took place during the implementation and has not uncovered a control deficiency or combination of control deficiencies management believes would meet the definition of a material weakness in internal control over financial reporting. Although management believes internal controls have been maintained or enhanced by the Claims system, it has not completed its testing of the operating effectiveness of all key controls in the new system. As such, there is a risk such control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. Management will continue to evaluate the operating effectiveness of related key controls during the fourth quarter.

Other than the implementation of the new Claims system mentioned above, there were no other significant changes in our internal control over financial reporting during the three month period ended September 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 11 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2008, which is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and our other filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At the Company’s regularly scheduled board meeting on July 25, 2008, the Company’s Board of Directors authorized management to purchase up to 3,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaces the existing share repurchase plan authorized in October 2007. For the three months ended September 30, 2008, the Company purchased and retired 500,000 shares of common stock for a total cost of approximately $3.5 million.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total	Average	Announced	Repurchased
	Number of	Price Paid	Plans or	Under the Plans
Period	Shares	Per Share	Programs	or Programs

July 1 — July 31, 2008	—	$—	—	—
August 1 — August 31, 2008	500,000	$7.01	500,000	2,500,000
September 1 — September 30, 2008	—	$—	—	2,500,000
Total	500,000	$7.01	500,000

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 14, 2008, the Company held a Special Meeting of Shareholders to consider and act upon the following proposal:

(1) Adoption and approval of the Agreement and Plan of Merger dated as of February 20, 2008, as amended May 6, 2008 and July 14, 2008, between Meadowbrook Insurance Group, Inc., MBKPC Corp. and ProCentury Corporation, and the transactions it contemplates.

The proposal to adopt and approve the Agreement and Plan of Merger was duly approved by the Shareholders by a vote of 31,785,957 in favor, 421,119 against and 5,711 abstained.

ITEM 6.	EXHIBITS

The following documents are filed as part of this Report:

Exhibit
No.	Description

10.1	Credit Agreement, dated July 31, 2008, between Meadowbrook Insurance Group, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, KeyBank National Association, JPMorgan Chase Bank, N.A. and RBS Citizens N.A., as Co-Syndication Agents, the other lenders party hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on July 31, 2008).
10.2	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K filed on July 31, 2008).
10.3	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One (incorporated by reference to Exhibit 10.3 from Current Report on Form 8-K filed on July 31, 2008).
10.4	10.4 Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.4 from Current Report on Form 8-K filed on July 31, 2008).
10.5	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.5 from Current Report on Form 8-K filed on July 31, 2008).
10.6	Amended and Restated Executive Employment Agreement, dated July 31, 2008, by and between ProCentury Corporation and Christopher J. Timm (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K, filed on July 31, 2008, by ProCentury Corporation).
10.7	Consulting Agreement, dated October 1, 2008, by and among Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., and Merton J. Segal (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on September 8, 2008).
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Dated: November 10, 2008

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Credit Agreement, dated July 31, 2008, between Meadowbrook Insurance Group, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, KeyBank National Association, JPMorgan Chase Bank, N.A. and RBS Citizens N.A., as Co-Syndication Agents, the other lenders party hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on July 31, 2008).
10.2	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K filed on July 31, 2008).
10.3	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One (incorporated by reference to Exhibit 10.3 from Current Report on Form 8-K filed on July 31, 2008).
10.4	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.4 from Current Report on Form 8-K filed on July 31, 2008).
10.5	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.5 from Current Report on Form 8-K filed on July 31, 2008).
10.6	Amended and Restated Executive Employment Agreement, dated July 31, 2008, by and between ProCentury Corporation and Christopher J. Timm (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K, filed on July 31, 2008, by ProCentury Corporation).
10.7	Consulting Agreement, dated October 1, 2008, by and among Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., and Merton J. Segal (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on September 8, 2008).
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.