Form 10-K
period 2008-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2009-03-16
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008 was $196,211,470. As of March 4, 2009, there were 57,447,707 shares of the Company’s common stock ($.01 par value) outstanding.

Documents Incorporated by Reference

Certain portions of the Registrant’s Proxy Statement for the 2009 Annual Shareholders’ Meeting scheduled for May 14, 2009 are incorporated by reference into Part III of this report.

MEADOWBROOK INSURANCE GROUP, INC.

PART I

ITEM 1.	BUSINESS

The Company

Meadowbrook Insurance Group, Inc. (“We,” “Our,” “Us,” or “Meadowbrook”) (NYSE: MIG) is a holding company organized as a Michigan corporation in 1985. Meadowbrook was founded in 1955 as Meadowbrook Insurance Agency and was subsequently incorporated in Michigan in 1965. Our principal executive offices are located at 26255 American Drive, Southfield, Michigan 48034-5178 (telephone number: (248) 358-1100).

We serve as a holding company for our wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company (“Savers”), Williamsburg National Insurance Company (“Williamsburg”), and Ameritrust Insurance Corporation (“Ameritrust”), as well as, American Indemnity Insurance Company, Ltd. (“American Indemnity”) and Preferred Insurance Company, Ltd. (“PICL”). We also serve as a holding company for Meadowbrook, Inc. (“Meadowbrook”), Crest Financial Corporation, and their respective subsidiaries. In addition, as described further below, we also serve as a holding company for ProCentury Corporation (“ProCentury”) and its wholly owned subsidiaries. ProCentury’s wholly owned subsidiaries consist of Century Surety Company (“Century”) and its wholly owned subsidiary ProCentury Insurance Company (“PIC”). In addition, ProCentury Risk Partners Insurance Co. (“Propic”) is a wholly owned subsidiary of ProCentury.

Star, Savers, Williamsburg, Ameritrust, Century, and PIC are collectively referred to as the Insurance Company Subsidiaries.

Pursuant to Financial Accounting Standards Board Interpretation Number (“FIN”) 46(R), we do not consolidate our subsidiaries, Meadowbrook Capital Trust I and II (the “Trusts”), as they are not variable interest entities and we are not the primary beneficiary of the Trusts. Our consolidated financial statements, however, include the equity earnings of the Trusts. In addition and in accordance with FIN 46(R), we do not consolidate our subsidiary American Indemnity. While we and our subsidiary Star are the common shareholders, neither are the primary beneficiaries of American Indemnity. Our consolidated financial statements, however, include the equity earnings of American Indemnity.

ProCentury Merger

On February 20, 2008, Meadowbrook and ProCentury Corporation entered into a merger agreement (the “Merger Agreement”), pursuant to which ProCentury would become a wholly owned subsidiary of Meadowbrook (the “Merger”). Following the close of business on July 31, 2008, the Merger of Meadowbrook and ProCentury was completed. Under the terms of the Merger Agreement, ProCentury shareholders were entitled to receive, for each ProCentury common share, either $20.00 in cash or Meadowbrook common stock based on a 2.50 exchange ratio, subject to adjustment as described within the Merger Agreement. In accordance with the Merger Agreement, the stock price used in determining the final cash and share consideration portion of the purchase price was based on the volume-weighted average sales price of a share of Meadowbrook common stock for the 30-day trading period ending on the sixth trading day before the completion of the Merger, or $5.7326. Based upon the final proration, the total purchase price was $227.2 million, of which $99.1 million consisted of cash, $122.7 million in newly issued Meadowbrook common stock, and approximately $5.4 million in transaction related expenses. The total number of new common shares issued for purposes of the stock portion of the purchase price was 21.1 million shares. Refer to Note 2 — ProCentury Merger in the Notes to the Consolidated Financial Statements for additional discussion of the Merger and a pro forma presentation of financial results for the combined company.

The combined company maintained the Meadowbrook Insurance Group, Inc. name and the New York Stock Exchange symbol of “MIG.”

MEADOWBROOK INSURANCE GROUP, INC.

ProCentury is a specialty insurance company, which primarily underwrites general liability, commercial property, environmental, garage keepers, commercial multi-peril, commercial auto, surety, and marine insurance primarily in the excess and surplus lines, or “non-admitted,” market through a select group of general agents. The excess and surplus lines market provides insurance coverage for customers with hard-to-place risks that standard or admitted insurers typically choose not to insure. For further detail relating to ProCentury and its subsidiaries, refer to the section on Insurance Company Programs and Insurance Company Subsidiaries below.

Five months of earnings of ProCentury are included in our financial statements as of and for the year ended December 31, 2008.

The Merger is expected to expand and complement our specialty lines capabilities with the addition of ProCentury’s insurance professionals and product expertise in the excess and surplus lines market. We believe there are significant profitable revenue growth opportunities, as well as cost savings opportunities. Since the completion of the Merger, we have been executing on numerous revenue enhancement opportunities and leveraging the infrastructure as summarized below:

•	launching a new wholesale relationship in the Midwest;

•	fulfilling a surplus lines market need for an existing workers’ compensation partner in New England;

•	expanding ProCentury products into states through our existing admitted market capability;

•	capitalizing on enhanced business development capabilities by having a more comprehensive risk management offering and shared marketing platform;

•	reorganization and development of claims expertise in our various offices;

•	generation of reinsurance cost savings due to the increased size and diversity of the merged companies; and

•	providing a workers’ compensation market to select qualified ProCentury wholesalers.

Other Significant Acquisitions

•	In April 2007, we acquired the business of U.S. Specialty Underwriters, Inc. (“USSU”). USSU is a specialty program manager that produces fee based income by underwriting targeted classes within excess workers’ compensation coverage for a select group of insurance companies.

•	In November 2005, we acquired the business of Insurance & Benefit Consultants (“IBC”) of Sarasota, Florida. IBC is a retail and wholesale agency specializing in group and individual health insurance products and personal financial planning services.

•	In August 1999, we acquired the assets of TPA Associates, Inc., all the outstanding stock of TPA Insurance Agency, Inc., and Preferred Insurance Agency, Inc., and approximately ninety-four percent of the outstanding stock of PICL (collectively, “TPA”). TPA is a program-oriented risk management company that provides risk management services to self-insured clients, manages alternative risk management programs, and performs underwriting, policy issuance and loss control services for unaffiliated insurance companies. In January 2002, we purchased the remaining six percent minority interest of PICL. PICL was dissolved effective January 31, 2008.

•	In July 1998, we acquired Florida Preferred Administrators, Inc. (“Florida Preferred”), a third party administrator and Ameritrust Insurance Corporation (“Ameritrust”). In December 2002, Ameritrust became a wholly owned subsidiary of Star. Florida Preferred provides a broad range of risk management services for Ameritrust and other third parties.

•	In July 1997, we acquired Crest Financial Corporation (“Crest”), a California-based holding company, which formerly owned Williamsburg National Insurance Company (“Williamsburg”). Crest provides

MEADOWBROOK INSURANCE GROUP, INC.

risk management services primarily to Williamsburg. On December 31, 1999, Williamsburg became a wholly owned subsidiary of Star.

•	In July 1990, we acquired Savers Property and Casualty Insurance Company (“Savers”).

Employees

At March 4, 2009, we employed approximately 921 associates to service our clients and provide management services to our Insurance Company Subsidiaries as described below. We believe we have good relationships with our associates.

Overview

We are a specialty insurance underwriter and insurance administration services company, that serves the needs of underserved market segments that value service and specialized knowledge. We market and underwrite specialty property and casualty insurance products on both an admitted and non-admitted basis through a broad and diverse network of independent retail, wholesale program administrators and general agents. We primarily focus on niche or specialty program business and risk management solutions for agents, professional and trade associations, pools, trusts, and small to medium-sized insureds. These solutions include specialty program underwriting; excess and surplus lines insurance products; alternative risk transfer solutions, agency operations, and insurance administration services.

Our programs are diversified geographically, by class and line of business, type of insured and distribution. Within the workers’ compensation line of business, we have a regional focus in New England, Florida, and Nevada. Within the commercial auto and commercial multiple peril line of business, we have a regional focus in the Southeast and California. Within the general liability line of business we have a focus in Texas. Our fee-for-service business is managed on a regional basis with an emphasis in the Midwest, New England, and southeastern regions, as well as the self-insured market in Nevada. Our corporate strategy emphasizes a regional focus and diverse sources of revenue between underwritten premiums, service fee revenue, and commissions. This allows us to leverage fixed costs over a larger revenue base and take advantage of new opportunities.

We were founded in 1955 as a retail insurance agency. We earn commission revenue through the operation of our retail property and casualty insurance agencies, located in Michigan, California, and Florida.

For over thirty years, we have specialized in providing full service risk management and insurance solutions for our clients. By forming risk-sharing partnerships, we align our financial objectives with our clients. By utilizing our products and services, small to medium-sized client groups gain access to more sophisticated risk management techniques previously available only to larger corporations. This enables our clients to control insurance costs and achieve more predictable underwriting results.

Based upon the particular risk management goals of our clients, market conditions and our assessment of the opportunity for operating profit, we offer solutions on a managed basis, a risk-sharing basis, or a fully-insured basis, in response to a specific market opportunity. In a managed program, we earn service fee revenue by providing certain operational functions and other services to a client’s risk-bearing entity, but generally do not share in the operating results. In a risk-sharing program, we share the operating results with the client through a reinsurance agreement with a captive or rent-a-captive. The captive and rent-a-captive structures are licensed reinsurance companies and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” In risk-sharing programs, we derive revenue from net earned premiums, fee-for-service revenue and commissions, and investment income. In addition, we may benefit from the fees our risk management subsidiary earns for services we perform on behalf of our Insurance Company Subsidiaries. These fees are eliminated upon consolidation. However, the fees associated with the captive’s portion of the program

MEADOWBROOK INSURANCE GROUP, INC.

are reimbursed through a ceding commission. For a fully-insured program, we provide insurance products without a risk-bearing mechanism and derive revenue from net earned premiums and investment income.

Objective and Strategy

Our corporate objective is to generate predictable earnings across the market cycle, with a long term targeted return on average equity of 12%-15%. Our strategy is to maximize on the unique characteristics of our balanced business model to:

 — Generate profitable underwriting results from our insurance operations;

—	Generate consistent investment income with a low-risk, high-quality, primarily fixed income portfolio;

—	Leverage invested assets to equity;

—	Generate stable, consistent fee and commission income through our agency and specialty insurance operations; and

—	Generate free cash flow from dividends from our Insurance Company Subsidiaries and non-regulated insurance administration services.

Operational Structure

We have developed a broad range of capabilities and services in the design, management, and servicing of our clients’ risk management needs. These capabilities and services include:

•	Program and Product Design

•	Underwriting, Risk Selection, and Policy Issuance

•	Sales, Marketing, and Public Relations to Members of Groups

•	Reinsurance Placement

•	Policy Administration and Statistical Reporting

•	Loss Prevention and Control

•	Claims Administration and Handling

MEADOWBROOK INSURANCE GROUP, INC.

•	Litigation Management

•	Information Technology and Processing

•	Accounting and Actuarial Functions

•	General Management and Oversight of the Program

•	Rate and Policy Form Filing

Our specialty insurance operations and agency operations are entirely supported by our full-service processing capabilities, which provide every function necessary to a risk management organization.

Company Segments

Our revenues are derived from two distinct business operations:

•	Specialty insurance operations, which generate service fees, net earned premium and investment income; and

•	Agency operations, which generate commission income.

Specialty Insurance Operations

Our specialty insurance operations, which includes insurance company specialty programs and fee-for-service specialty or managed programs, focuses on specialty or niche insurance business. Specialty insurance operations provide services and coverages tailored to meet the specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, excess and surplus lines, environmental, garage keepers, surety, legal, professional liability, errors & omissions, inland marine, and other lines of business, where we see a market need and a profit potential. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of our agents. We recognize revenue related to the services and coverages from our specialty insurance operations within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains (losses).

We included the results of operations related to ProCentury within the specialty insurance operations. Therefore, our specialty insurance operations include five months of operations for ProCentury.

Our specialty insurance operations generated gross written premiums of $457.7 million, $346.5 million, and $330.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Gross written premiums include the following lines of business:

•	Workers’ Compensation

•	Commercial Multiple Peril

•	Commercial Automobile

•	General Liability

— Errors and Omissions

— Owners, Landlord and Tenant

•	Garage Keepers Liability

•	Employment Practices Liability

MEADOWBROOK INSURANCE GROUP, INC.

•	Professional Liability

— Medical

— Real Estate Appraisers

— Pharmacists

•	Marine

•	Product Liability

•	Excess Insurance and Reinsurance

•	Commercial Property

•	Surety

Agency Operations

Our agency operations segment earns commission revenue through the operation of its retail property and casualty insurance agencies, located in Michigan, California, and Florida. These agencies produce commercial, personal lines, life and accident and health insurance, with more than fifty unaffiliated insurance carriers. These agencies produce an immaterial amount of business for our affiliated Insurance Company Subsidiaries.

Our agency operations generated commissions of $11.1 million, $11.3 million, and $12.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Description of Specialty Insurance Operations

Fee-for-Service Specialty or Managed Programs:

With a fee-for-service or managed program, we earn revenue by providing certain operational and management functions and other services to a client’s risk-bearing entity, but generally do not share in the operating results of the program. We believe our fee-for-service or managed programs provide a consistent source of revenue, as well as opportunities for revenue growth without a proportionate increase in capital. Revenue growth may occur through the sale of existing products to additional members of the group, the expansion of coverages and services provided to existing programs and the creation of programs for new client groups.

Services for which we receive revenue from fee-for-service or managed programs include:

•	program design and development;

•	underwriting;

•	reinsurance placement;

•	policy administration;

•	loss prevention and control;

•	claims administration and handling;

•	litigation management;

•	information technology and processing;

•	accounting functions; and

•	general operational functions and oversight of the program.

MEADOWBROOK INSURANCE GROUP, INC.

The fees we receive from these managed programs are generally either a fixed amount or based on a percentage of premium serviced or by claim count.

We also provide insurance management services to public entity associations and currently provide services to public entity pools and other insurance entities, which provide insurance coverage for participants, including city, county, township, villages and other quasi governmental entities in three states, as well as other diverse industry groups.

Insurance Company Programs:

As a specialty insurance company, we market and underwrite specialty property and casualty insurance products on both an admitted and non-admitted basis through a broad and diverse network of independent retail, wholesale program administrators and general agents. With a ’program-focus’ we distribute our products through select independent, general agents, and wholesale agents with either a defined geographic specialty and / or product specialty. An example of a geographic focus is our New England program, which distributes a workers’ compensation product through a general agent in Massachusetts. An example of a product specialty would be a book of business that provides general liability insurance to high tech manufacturers in the Northwest region. Another example of a product specialty would be a garage keepers liability product that requires specialized pricing and manuscript coverage forms. We compensate our distribution network primarily on a flat commission rate based upon premiums written, or other risk-sharing mechanism such as a captive, segregated cell or rent-a-captive.

Our specialty focus allows us to develop underwriting, services, and product expertise for underserved market segments that value service, specialized knowledge and other value-based considerations. Our Insurance Company Subsidiaries include two specialty areas, specialty programs and specialty excess and surplus lines. With all of our specialty programs and our specialty excess and surplus lines business we seek to combine profitable underwriting, investment returns and efficient capital management to deliver consistent long-term growth in shareholder value.

Our specialty excess and surplus lines subsidiaries provide a market for customers with hard-to-place risks that standard or admitted insurers typically choose not to insure. In the excess and surplus lines market, we serve businesses that are unable to obtain coverage from standard or admitted carriers for a variety of reasons, including the following:

•	the unique nature of the insured business is outside the risk profile of standard lines carriers;

•	the risk associated with an insured is higher than the risk anticipated by a standard lines carrier when it filed its rates and forms for regulatory approval, which prevents it from charging a premium that is thought to be appropriate for the heightened risk;

•	many geographic regions are considered to be adverse or more risky markets in which to operate due to legal, regulatory or claims issues or because they are too remote to warrant a marketing effort and, as a result, agents in theses areas have a limited choice of admitted insurers; and

•	small agent organizations who do not generate enough premium volume to qualify for direct relationships with standard lines carriers.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

In general, the captive’s common and/or preferred shareholders are either the agents or producers of the business, a sponsoring group or association, a group of policyholders, a policyholder, or a general agent. The captive’s shareholders are not related parties of ours pursuant to either SFAS No. 57, “Related Party Disclosures”, or paragraph 16 of FIN 46(R).

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

In another version of client risk-sharing, the agent accepts an upfront commission that is adjusted up or down based on operating results of the program produced.

With a fully-insured program, we provide our insurance products without a risk-sharing mechanism and derive revenue from net earned premiums and investment income. Fully-insured programs are generally developed in response to specific market opportunities and may evolve into a risk-sharing arrangement.

MEADOWBROOK INSURANCE GROUP, INC.

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

Underwriting Risk Selection and Policy Issuance.  Through our risk management subsidiary, we perform underwriting services for our Insurance Company Subsidiaries that meet our corporate underwriting guidelines. We retain ultimate underwriting authority and monitor adherence to our corporate underwriting guidelines through periodic audits. Our underwriting personnel help develop the proper criteria for selecting risks, while actuarial and reinsurance personnel evaluate and recommend the appropriate levels of rate and risk retention. The program is then tailored according to the requirements and qualifications of each client. With managed programs, we may also perform underwriting services based upon the profile of the specific program for a fee.

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

Administration of Risk-Bearing Entities.  We generate fee revenue by assisting in the formation and administration of risk-bearing entities for clients and agents. Through our subsidiaries in Bermuda and Washington D.C., we provide administrative services for certain captives and/or rent-a-captives.

Reinsurance Placement.  Through our reinsurance intermediary subsidiary, we earn commissions from placing excess-of-loss reinsurance and insurance coverage with high deductibles for insurance companies, captives, and managed self-insured programs. Reinsurance is also placed for clients who do not have other business relationships with us.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

Insurance Company Subsidiaries

Our Insurance Company Subsidiaries issue insurance policies. Through our Insurance Company Subsidiaries, we engage in specialty risk management programs where we market and underwrite specialty property and casualty insurance products on both an admitted and non-admitted basis through a broad and diverse network of independent retail, wholesale program administrators and general agents. Our Insurance Company Subsidiaries primarily focus on specialty programs in which we distribute our products through select independent, general agents, and wholesale agents with either a defined geographic specialty and / or product specialty. These programs are generally designed specifically for trade groups and associations, whose members are homogeneous in nature. Members are typically small-to-medium sized businesses. We compensate our distribution network primarily on a flat commission rate based upon premiums written, or other risk-sharing mechanism such as a captive, segregated cell or rent-a-captive.

Through our excess and surplus lines insurance carriers, we provide coverage for risks that either do not fit the underwriting criteria of standard carriers with which the retail agent has a direct relationship, or they are of a class or risk that the standard market generally avoids since the regulated nature of that market does not allow for customized terms or rates. Non-standard risks can be underwritten profitably, however, by the excess and surplus market, by using highly specific coverage forms with terms based on individual risk assessment, rather than the risk profile of the most desirable members of the class. When a certain risk has been excluded from the standard market, the retail agents need quick placement with the excess and surplus lines market in order to maintain coverage for the insured. As a result, the primary basis for competition within the excess and surplus lines industry can be focused more on service and availability rather than rate.

Our programs focus on select classes of property and casualty business which, through our due diligence process, we believe have demonstrated a fundamentally sound prospect for generating underwriting profits. We occasionally do offer our programs on a multi-state basis; but more generally, our programs operate on a regional or state-specific basis. We maintain underwriting authority through our regional offices based upon underwriting guidelines set forth by our corporate underwriting department, which we monitor through underwriting audits and a series of executive underwriting and rate monitor reports. We seek to avoid geographic concentration of risks that might lead to aggregation of exposure to losses from natural or intentionally caused catastrophic events. We also handle the majority of our claims through our regional offices based upon standards set forth by our corporate claims office and monitored through a series of self-audits and corporate claims audit, internal control audits, and executive claims monitoring reports. American Indemnity, a Bermuda-based insurance company which offers our clients a captive or rent-a-captive option, complements our Insurance Company Subsidiaries.

In addition, we may at times place risks directly with third party insurance carriers and participate in the risk as a reinsurance partner. Such arrangements typically generate management fee revenue and provide a means to manage premium leverage ratios.

Our Insurance Company Subsidiaries primarily offer workers’ compensation, commercial multiple peril, general liability, marine and other liability coverages on both an admitted and non-admitted basis. Our Insurance Company Subsidiaries maintain a variety of licenses in order for us to write on an admitted and / or a non-admitted basis in all fifty states, including the District of Columbia.

MEADOWBROOK INSURANCE GROUP, INC.

Our insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of December 31, 2008, on a statutory consolidated basis, including the insurance company subsidiaries acquired in the ProCentury merger, gross and net premium leverage ratios were 1.4 to 1.0 and 1.2 to 1.0, respectively.

The following table summarizes gross written premiums, net earned premiums, and net written premiums for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 (in thousands):

Gross Written Premium	2008	%	2007	%	2006	%	2005	%	2004	%

Workers’ Compensation	$137,503	30.04%	$116,717	33.69%	$118,794	35.90%	$133,732	40.26%	$146,982	46.89%
Commercial Multi-Peril Liability	29,114	6.36%	69,970	20.20%	67,764	20.48%	59,928	18.04%	51,083	16.29%
Commercial Multi-Peril Property	37,519	8.20%	30,394	8.77%	26,591	8.04%	26,050	7.84%	20,632	6.58%
Other Liability	116,988	25.56%	28,550	8.24%	20,001	6.04%	16,167	4.87%	15,248	4.86%
Other Commercial Auto Liability	73,952	16.16%	61,119	17.64%	59,308	17.92%	59,144	17.80%	48,070	15.33%
All Other Lines	62,607	13.68%	39,701	11.46%	38,414	11.61%	37,188	11.19%	31,478	10.04%

Total	$457,683	100.00%	$346,451	100.00%	$330,872	100.00%	$332,209	100.00%	$313,493	100.00%

Net Earned Premium	2008	%	2007	%	2006	%	2005	%	2004	%

Workers’ Compensation	$109,312	29.57%	$102,256	38.13%	$108,085	42.40%	$119,423	47.78%	$117,914	54.97%
Commercial Multi-Peril Liability	46,326	12.53%	50,031	18.65%	45,192	17.73%	38,541	15.42%	32,018	14.93%
Commercial Multi-Peril Property	31,847	8.61%	21,018	7.84%	17,946	7.04%	16,288	6.52%	11,683	5.45%
Other Liability	74,470	20.14%	15,571	5.81%	10,433	4.09%	8,072	3.23%	6,416	2.99%
Other Commercial Auto Liability	62,306	16.85%	53,469	19.94%	49,341	19.36%	45,374	18.15%	29,274	13.65%
All Other Lines	45,460	12.30%	25,852	9.64%	23,923	9.38%	22,261	8.91%	17,188	8.01%

Total	$369,721	100.00%	$268,197	100.00%	$254,920	100.00%	$249,959	100.00%	$214,493	100.00%

Net Written Premium	2008	%	2007	%	2006	%	2005	%	2004	%

Workers’ Compensation	$120,507	32.12%	$105,003	37.47%	$104,846	39.92%	$117,287	45.44%	$122,896	52.53%
Commercial Multi-Peril Liability	24,690	6.58%	52,815	18.85%	48,737	18.55%	42,157	16.33%	32,872	14.05%
Commercial Multi-Peril Property	30,270	8.07%	23,465	8.37%	18,767	7.14%	17,713	6.86%	13,479	5.76%
Other Liability	87,760	23.39%	18,915	6.75%	12,384	4.71%	8,004	3.10%	7,568	3.23%
Other Commercial Auto Liability	64,678	17.24%	52,798	18.84%	52,950	20.16%	49,122	19.03%	37,762	16.14%
All Other Lines	47,289	12.60%	27,215	9.71%	24,984	9.51%	23,851	9.24%	19,384	8.29%

Total	$375,194	100.00%	$280,211	100.00%	$262,668	100.00%	$258,134	100.00%	$233,961	100.00%

As previously indicated, the Merger with ProCentury was completed following the close of business on July, 31, 2008. Therefore, the above table includes only five months of premium for ProCentury for the year ended December 31, 2008.

From 2004 to 2007 there was a shift in our mix of business, which was intended to diversify our product line and produce more predictable and stable results. The mix of business has impacted our expense ratio; as the percentage of workers’ compensation premium in relation to our other lines of business has declined from a high of approximately 47% in 2004 to approximately 30% in 2008. The decline in workers’ compensation premium from 2004 is primarily due to our decision to exit a limited number of small programs that were no longer meeting our pricing standards, an overall reduction in audit-related premiums, and a decline in the amount of

MEADOWBROOK INSURANCE GROUP, INC.

residual market assignments we receive relative to workers’ compensation premiums. The residual market assignments are in essence a form of a “tax” whereby any workers’ compensation risk that cannot be written in the voluntary market is assigned to carriers underwriting workers’ compensation business in that state.

In addition, workers’ compensation has declined due to a reduction in premium writings as pricing competition has intensified and due to past mandatory rate deceases in Florida, Massachusetts and Nevada. We believe the benefit changes and other actions we have taken in those states have allowed us to maintain underwriting profitability even in these more competitive environments.

The Merger with ProCentury contributed to the diversification of our business mix even with only five months of reported results for ProCentury. Significantly, the other liability line of business accounted for approximately 26% of our premium in 2008, compared to only 8% in 2007, and 5% in 2004. The majority of our other liability line of business is related to primarily shorter tail classes of business, such as habitational risks of hotels, motels and apartments, contractors and mercantile operations. The majority of our primary liability insurance policies have limits between $500,000 and $1.0 million.

Additionally, prior to the Merger we had relatively low property related premium and exposure to property perils. Historically approximately 35% of ProCentury’s production was property related. Property classes include fire and allied lines, non-liability portions of commercial multi-peril, and inland and ocean marine. Our property business has an inherently short tail, but has exposure to catastrophe perils. The majority of the property business has limits of less than $2.0 million. Through the use of treaty, automatic facultative and certificate facultative reinsurance we retain the first $500,000 of each individual loss for the current accident year. We attempt to minimize catastrophic risk through reinsurance and geographic diversification. Historically, we have not written property coverage for the peril of wind on fixed properties in Florida or within two counties of the Gulf of Mexico and in states along the eastern seaboard.

Excluding the impact of the Merger, the increase in premium volume in lines other than workers’ compensation has been driven by new programs we have implemented with both existing and new program agents, all of which have a history of profitability and for which we believe we are receiving adequate pricing to produce our targeted return on equity. Overall, both net written premium and net earned premium have increased over the same time frame, largely as a result of the increase in the amount of premium we retain versus premium ceded to excess of loss reinsurers.

A.M. Best Company (“A.M. Best”), which rates insurance companies based on factors of concern to policyholders, maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities. Currently our financial strength rating by A.M. Best for our Insurance Company Subsidiaries is an “A−” (Excellent) rating.

Reserves

The following table shows the development of reserves for unpaid losses and loss adjustment expenses (“LAE”) from 1999 through 2008 for our Insurance Company Subsidiaries including PICL, and the deconsolidation impact of American Indemnity. Development on the ProCentury acquired reserves is not included for the years prior to 2008, which was the year of acquisition.

In accordance with SFAS 113, the bottom portion of the table shows the impact of reinsurance for the years 1999 through 2008, reconciling the net reserves shown in the upper portion of the table to gross reserves.

MEADOWBROOK INSURANCE GROUP, INC.

Additional information relating to our reserves is included within the Losses and Loss Adjustment Expenses and Reinsurance Recoverables section of Note 1 — Summary of Significant Accounting Policies and Note 5 — Liability for Losses and Loss Adjustment Expenses of the Notes to the Consolidated Financial Statements, as well as to the Critical Accounting Policies section and the Reserves section of Item 7, Management’s Discussion and Analysis.

Analysis of Loss and Loss Adjustment Expense Development (1)

	Years Ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(In thousands)

Reserves for losses and LAE at end of period	$127,500	$172,862	$198,653	$193,116	$192,019	$226,996	$271,423	$302,655	$341,541	$625,331
Deconsolidation of subsidiary(1)	(1,425)	(3,744)	(5,572)	(2,973)	(2,989)
Adjusted reserves for losses and LAE at end of period	$126,075	$169,118	$193,081	$190,143	$189,030	$226,996	$271,423	$302,655	$341,541	$625,331
Cumulative paid as of
1 year later	54,928	70,952	77,038	78,023	71,427	79,056	83,271	81,779	95,393
2 years later	90,416	115,669	130,816	122,180	118,729	124,685	133,809	140,308
3 years later	116,001	146,548	157,663	151,720	145,279	153,780	170,226
4 years later	132,995	160,673	176,172	167,288	159,220	171,946
5 years later	139,939	171,992	186,847	174,778	169,980
6 years later	146,997	179,010	191,936	180,489
7 years later	150,514	182,954	196,486
8 years later	152,544	186,198
9 years later	154,220
Reserves re-estimated as of end of year:
1 year later	146,213	182,976	199,171	193,532	193,559	231,880	268,704	295,563	330,416
2 years later	144,453	186,191	205,017	196,448	203,394	227,462	263,069	286,647
3 years later	152,630	189,632	207,379	202,126	205,650	226,437	261,319
4 years later	156,997	190,305	211,394	203,738	202,748	226,492
5 years later	158,287	196,158	213,802	202,028	202,716
6 years later	159,449	199,520	212,274	201,786
7 years later	161,376	198,500	212,292
8 years later	161,023	198,670
9 years later	161,048
Net cumulative (deficiency) redundancy:
Dollars	$(34,973)	$(29,552)	$(19,211)	$(11,643)	$(13,686)	$504	$10,104	$16,008	$11,125
Percentage	—27.7%	—17.5%	—9.9%	—6.1%	—7.2%	0.2%	3.7%	5.3%	3.3%
Net reserves	126,075	169,118	193,081	190,143	189,030	226,996	271,423	302,655	341,541	625,331
Ceded reserves	101,744	168,962	195,943	181,817	147,446	151,161	187,254	198,422	198,461	260,366
Gross reserves	227,819	338,080	389,024	371,960	336,476	378,157	458,677	501,077	540,002	885,697

Net re-estimated	161,048	198,670	212,292	201,786	202,716	226,492	261,319	286,647	330,416
Ceded re-estimated	178,358	261,594	286,950	257,069	246,190	205,591	208,436	206,696	209,483
Gross re-estimated	339,406	460,264	499,242	458,855	448,906	432,083	469,755	493,343	539,899

Gross cumulative (deficiency) redundancy	$(111,587)	$(122,184)	$(110,218)	$(86,895)	$(112,430)	$(53,926)	$(11,078)	$7,734	$103

(1)	In accordance with FIN 46(R), we performed an evaluation of our business relationships and determined our wholly owned subsidiary, American Indemnity, did not meet the tests for consolidation, as neither us, nor our subsidiary Star, are the primary beneficiaries of American Indemnity. Therefore, effective January 1, 2004, we deconsolidated American Indemnity on a prospective basis in accordance with the provisions of FIN 46(R). Accordingly, we have adjusted the reserves and development within the above table. The adoption of FIN 46(R) and the deconsolidation of American Indemnity did not have a material impact on our consolidated balance sheet or consolidated statement of income.

MEADOWBROOK INSURANCE GROUP, INC.

The following table sets forth the difference between generally accepted accounting principles (“GAAP”) reserves for loss and loss adjustment expenses and statutory reserves for loss and loss adjustment expenses at December 31 (in thousands):

	2008	2007

GAAP reserves for losses and LAE	$885,697	$540,002
Reinsurance recoverables for unpaid losses	(260,366)	(198,461)
Allowances against reinsurance recoverables*	(481)	(833)

Statutory reserves for losses and LAE	$624,850	$340,708

*	The GAAP allowance for reinsurance recoverables is reported as a Schedule F penalty or a non-admitted asset for the purpose of statutory accounting.

For the year ended December 31, 2008, we reported a decrease of $103,000 in gross ultimate loss estimates for accident years 2007 and prior, or 0.02% of $540.0 million of gross losses and LAE reserves at January 1, 2008. The gross development excludes development on ProCentury reserves acquired on August 1, 2008. We reported an $11.1 million decrease in net ultimate loss and LAE estimates for accident years 2007 and prior, or 3.3% of $341.5 million of Meadowbrook only net loss and LAE reserves at January 1, 2008, because the table reflects reserves as of January 1, 2008, which was pre-Merger. The ProCentury acquired reserves of $247.7 million had prior year favorable development of $5.7 million. Thus, total net development on prior accident year reserves is $16.8 million.

For the year ended December 31, 2007, we reported a decrease of $8.9 million in gross ultimate loss estimates for accident years 2006 and prior, or 1.8% of $501.1 million of gross losses and LAE reserves at January 1, 2007. We reported a $7.1 million decrease in net ultimate losses and LAE estimates for accident years 2006 and prior, or 2.3% of $302.7 million.

Reinsurance

Information relating to our reinsurance structure and treaty information is included within Note 6 — Reinsurance of the Notes to the Consolidated Financial Statements.

Investments

Information relating to our investment portfolio is included within Note 3 — Investments of the Notes to the Consolidated Financial Statements and the Investments section of Item 7, Management’s Discussion and Analysis, as well as Item 7A Quantitative and Qualitative Disclosures about Market Risk.

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

The market for insurance and risk management products and services is significantly influenced by market conditions affecting the traditional property and casualty insurance industry. Insurance market conditions historically have been subject to significant variability due to premium rate competition, natural disasters and other catastrophic events, judicial trends, changes in the investment and interest rate environment, regulation, and general economic conditions. Pricing is a primary means of competition in the commercial

MEADOWBROOK INSURANCE GROUP, INC.

insurance market. Competition is also based on the availability and quality of products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise. The primary basis for competition among risk management providers varies with the financial and insurance needs and resources of each potential insured. Principal factors that are considered by insureds include an analysis of the net present-value (after-tax) of the cost of financing the insured’s expected level of losses; the amount of excess coverage provided in the event losses exceed expected levels; cash flow and tax planning considerations; and the expected quality and consistency of the services to be provided. We believe that we are able to compete based on our experience, the quality of our products and services, and our program-oriented approach. However, our ability to successfully compete is dependent upon a number of factors, including market and competitive conditions, many of which are outside of our control.

Regulation

Insurance Company Regulation

Our Insurance Company Subsidiaries are subject to regulation in the states where they conduct business. State insurance regulations generally are designed to protect the interests of policyholders, state insurance consumers or claimants rather than shareholders or other investors. The nature and extent of such state regulation varies by jurisdiction, but generally involves:

•	prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company;

•	regulation of certain transactions entered into by an insurance company with any of its affiliates;

•	approval of premium rates, forms and policies used for many lines of insurance;

•	standards of solvency and minimum amounts of capital and surplus that must be maintained;

•	establishment of reserves required to be maintained for unearned premium, loss and loss adjustment expense, or for other purposes;

•	limitations on types and amounts of investments;

•	underwriting and claims settlement practices;

•	restrictions on the size of risks that may be insured by a single company;

•	licensing of insurers and agents;

•	deposits of securities for the benefit of policyholders; and

•	the filing of periodic reports with respect to financial condition and other matters.

In addition, state regulatory examiners perform periodic examinations of insurance companies. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action.

Insurance Holding Company Regulation

We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which we conduct business. These regulations require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system domiciled in that state. The insurance laws similarly provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. Generally, any person who acquires ten percent or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the domestic insurer.

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

Insurance licenses are issued by state insurance regulators upon application and may be of perpetual duration or may require periodic renewal. We must apply for and obtain appropriate new licenses before we can expand into a new state on an admitted basis or offer new lines of insurance that require separate or additional licensing.

Insurers operating on an admitted basis must file premium rate schedules and policy or coverage forms for review and approval by the insurance regulators. In many states, rates and policy forms must be approved prior to use, and insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory.

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

Insurance Regulation Concerning Change or Acquisition of Control

Star, Williamsburg, and Ameritrust are domestic property and casualty insurance companies organized under the insurance laws (the “Insurance Codes”) of Michigan, while Savers, Century, PIC, and Propic are organized under the Insurance Codes of Missouri, Ohio, Texas, and Washington D.C., respectively. The Insurance Codes provide that acquisition or change of control of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a “Form A”) containing information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. In Michigan and Missouri, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing ten percent or more of the voting securities of the company.

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

Any future transactions that would constitute a change in control would also generally require prior approval by the Insurance Departments of Michigan, Missouri, Ohio, Texas, and Washington D.C. and would require pre-acquisition notification in those states that have adopted pre-acquisition notification provisions and in which the insurers are admitted. Such requirements may deter, delay or prevent certain transactions that could be advantageous to our shareholders.

Membership in Insolvency Funds and Associations and Mandatory Pools

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from insolvency funds were $196,000, $156,000, and $306,000, for 2008, 2007, and 2006, respectively. Most of these payments are recoverable through future policy surcharges and premium tax reductions. Except for New Jersey, business written on a surplus lines basis is not subject to state guaranty fund assessments.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may adversely affect us. Total assessments paid to all such facilities were $2.4 million, $2.6 million, and $3.1 million, for 2008, 2007, and 2006, respectively.

Restrictions on Dividends and Risk-Based Capital

For information on Restrictions on Dividends and Risk-based Capital which affect us please refer to Note 10 — Regulatory Matters and Rating Issues of the Notes to the Consolidated Financial Statements and the Regulatory and Rating Issues section within Item 7, Management’s Discussion and Analysis.

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

Effect of Federal Legislation

The Terrorism Risk Insurance Act of 2002 (“TRIA”) established a program under which the United States federal government will provide governmental support for businesses that suffer damages from certain acts of international terrorism. In December 2005 under the Terrorism Risk Insurance Extension Act of 2005, TRIA was modified and extended through December 31, 2007. On December 26, 2007, Congress extended and expanded TRIA beyond 2007. The terms of the legislation enacted now also include domestic terrorist acts. TRIA serves as an additional high layer of reinsurance against losses that may arise from a terrorist incident. The impact to us resulting from TRIA is minimal as we generally do not underwrite risks that are considered

MEADOWBROOK INSURANCE GROUP, INC.

targets for terrorism, avoid concentration of exposures in both property and workers’ compensation, and have terrorism coverage included in our reinsurance treaties to cover the most likely exposure.

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

SEC Investigation Developments

On April 2, 2008, the United States Securities and Exchange Commission (“SEC”) requested that ProCentury voluntarily provide information relating to its construction defect reserves for the fiscal years 2003 through 2006. ProCentury has produced information and related documents in response to this request and follow-up requests. Some documents the SEC requested were the subject of a confidentiality agreement resulting in the SEC issuing a subpoena requiring production of the subject documents. These documents were subsequently provided to the SEC. Because the SEC has not completed its review of the matter and the inquiry relates back to fiscal year 2003, the SEC requested that Century and certain of its former and existing officers execute a tolling agreement, which would allow the SEC additional time to conduct its inquiry and conclude whether additional action is required. Century and the certain former and existing officers executed a tolling agreement as requested. ProCentury is prepared to respond to additional information requests of the SEC with the goal of expediting a resolution of the inquiry. The SEC has indicated that its inquiry and subpoena should not be construed as an indication by the SEC or the staff that any violation of law has occurred. Although we have confidence in the integrity of the financial statements and ProCentury’s method for establishing reserves, including construction defect reserves, we cannot predict the outcome of the inquiry at this time. Based upon current information, we believe the resolution of the matter will not have a material adverse effect on our financial position, results of operation or cash flows.

Available Information

Our Internet address is www.meadowbrook.com. There we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Statements of Beneficial Ownership (Forms 3, 4, and 5), and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy statements, and other information that we file at www.sec.gov. Our SEC reports can also be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with, or furnished to the SEC. The Charters of the Nominating and Governance Committee, the Compensation Committee, the Audit Committee, the Finance Committee, and the Investment Committee of our Board of Directors are also available on our website, or available in print to any shareholder who requests this information. In addition, our Corporate Governance documents, Code of Conduct, and our Business Conduct Policy are available on our website, or in print to any shareholder who requests this information.

Corporate Governance Listing Standards

On June 4, 2008, we submitted to the New York Stock Exchange a certificate signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange’s corporate governance listing standards.

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 1A.	RISK FACTORS

Difficulties in combining ProCentury’s operations with ours may prevent us from achieving the expected benefits from the recent merger.

There are significant risks and uncertainties associated with our recent Merger with ProCentury. Upon completion of the Merger, the combined entity was expected to provide shareholders with substantial benefits, including among other things, enhanced revenues, cost savings and operating efficiencies. Achieving such expected benefits is subject to a number of uncertainties, including whether the combined businesses are integrated in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy that could materially impact our business, financial condition and operating results.

In addition, we may face substantial difficulties, costs and delays in integration, including:

•	perceived adverse changes in product offerings available or service standards, whether or not these changes do, in fact, occur;

•	the retention of existing policyholders, general agents and agents of each company; and

•	retaining and integrating management and other key employees of the combined company.

Any one or all of these factors may increase our operating costs or worsen our anticipated financial performance.

If our estimates of reserves for losses and loss adjustment expenses are not adequate, we will have to increase our reserves, which would result in reductions in net income, retained earnings, statutory surplus, liquidity, and may limit our ability to pay future dividends and service debt.

We establish reserves for losses and expenses related to the adjustment of losses for the insurance policies we write. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. We determine the amount of these reserves based on our best estimate and judgment of the losses and costs we will incur on existing insurance policies. While we believe our reserves are adequate, we base these reserves on assumptions about past and future events. The following factors could have a substantial impact on our future loss experience:

•	the amounts of claims settlements and awards;

•	claims development patterns;

•	legislative and judicial activity;

•	changes in inflation and economic conditions; and

•	the accuracy and timely reporting of claim information.

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

MEADOWBROOK INSURANCE GROUP, INC.

by rating agencies to insurers based upon factors they believe are important to policyholders. Ratings are not recommendations to buy, hold, or sell our securities.

Our ability to write business is most influenced by our rating from A.M. Best. A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders. Currently, our financial strength rating from A.M. Best is “A−” (Excellent) for our Insurance Company Subsidiaries. There can be no assurance that A.M. Best will not change this rating in the future. A rating downgrade from A.M. Best could materially adversely affect the business we write and our results of operations.

Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims incurred.

The majority of the property business acquired with the ProCentury merger is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events, such as hurricanes, winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events, such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions and catastrophes can cause losses in the lines of business acquired with the Merger. Generally these losses result in an increase in the number of claims incurred as well as the amount of compensation sought by claimants. In 2008, we recorded $5.4 million of after tax losses related to catastrophe losses. Currently, we purchase catastrophe reinsurance to cover for a potential catastrophe. However, it is possible that a catastrophic event or multiple catastrophic events could cause our loss and loss adjustment expense reserves to increase and our liquidity and financial condition to decline. Refer to Note 6 # Reinsurance for a detailed description of our reinsurance treaties and structure.

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

We purchase reinsurance by transferring part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk under pro rata and excess-of-loss contracts. These reinsurance arrangements diversify our business and reduce our exposure to large losses or from hazards of an unusual nature. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, the ceding of insurance does not discharge us of our primary liability to our policyholder. If all or any of the reinsuring companies fail to pay or pay on a timely basis, we would be liable for such defaulted amounts. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers. If our reinsurers fail to pay us or fail to pay on a timely basis, our financial results and financial condition could be adversely affected. In order to minimize our exposure to significant losses from reinsurer insolvencies, we evaluate the financial condition of our reinsurers and monitor the economic characteristics of the reinsurers on an ongoing basis and, if appropriate, we may require trust agreements to

MEADOWBROOK INSURANCE GROUP, INC.

collateralize the reinsurers financial obligation to us. As of December 31, 2008, the amount recoverable from our reinsurers on paid and unpaid losses was $268.7 million.

In addition, with our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs and indemnification agreements, as well as on the portion of risk either ceded to captives or retained by our clients. The capitalization and creditworthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs. Generally, we collateralize balances due from our risk-sharing partners through funds withheld trusts or stand-by letters of credit issued by highly rated banks. No assurance can be given regarding the future ability of any of our risk-sharing partners to meet their obligations. The inability of our risk-sharing partners to meet their obligations could adversely affect our profitability.

We face competitive pressures in our business that could cause our revenues to decline and adversely affect our profitability.

We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major United States, foreign and other regional insurers, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Many of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if we lose business or any of our agents to competitors offering similar or better products at or below our prices.

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

These developments could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity. In that event, the current market softens further, and it may negatively influence our ability to maintain or increase rates. Accordingly, these developments could have an adverse effect on our business, financial condition and results of operations.

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry.

The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our industry’s profitability can be affected by:

•	rising levels of actual costs that are not known by companies at the time they price their products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•	changes in loss reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurer’s liability develop;

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses; and

•	an increase in medical costs beyond historic or expected annual inflationary levels.

MEADOWBROOK INSURANCE GROUP, INC.

The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. The property and casualty insurance industry historically is cyclical in nature, with periods of reduced underwriting capacity and favorable premium rates alternating with periods of excess underwriting capacity and flat or falling premium rates. These fluctuations in demand and supply could produce underwriting results that would have a negative impact on our financial condition and results of operations.

Our success depends on our ability to appropriately price the risks we underwrite.

Our financial results depend on our ability to underwrite and collect adequate premium rates for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss expenses and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data, develop, test and apply appropriate rating formulas, closely monitor and timely recognize changes in trends and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully and price our products accurately is subject to a number of risks and uncertainties, some of which are outside our control. These uncertainties include:

•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	the selection and application of appropriate rating and pricing techniques;

•	any changes in legal standards, claim settlement practices, medical care expenses and restoration costs;

•	changes in mandated rates or benefits set by the state regulators; and

•	legislative actions.

Consequently, we could underprice risks, which would negatively affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either event, our profitability could be materially and adversely affected.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our results of operations and financial condition.

We seek to limit our loss exposure by writing a number of our insurance and reinsurance contracts on an excess-of-loss basis. Excess-of-loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. In addition, we limit program size for each client and purchase third-party reinsurance for our own account. In the case of our assumed proportional reinsurance treaties, we seek per occurrence limitations or loss and loss adjustment expense ratio caps to limit the impact of losses ceded by the client. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure by geographic diversification. Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. As a result, one or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have an adverse effect on our results of operations or financial condition.

Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in government monetary policies, general economic conditions and overall capital market conditions, all of which impact interest rates.

Our results of operations depend, in part, on the performance of our investments. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic

MEADOWBROOK INSURANCE GROUP, INC.

and political conditions. Fluctuations in interest rates affect our returns on and the fair value of our fixed-maturity and equity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. Interest rates in the United States are currently low relative to historical levels. Our available for sale fixed-maturity and equity securities are currently in a net unrealized loss position, and an increase in interest rates would further reduce the fair value of our investments in available for sale fixed-maturity and equity securities. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and could result in further investment losses in our portfolio.

We had fixed-maturity and equity investments with a fair value of $1.0 billion as of December 31, 2008 that are subject to:

•	credit risk, which is the risk that our investments will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;

•	equity price risk, which is the risk that we will incur economic loss due to a decline in common or preferred stock or bond mutual fund share prices; and

•	interest rate risk, which is the risk that our investments may decrease in value due to changes in interest rates.

Our fixed-maturity investment portfolio had a fair value of $986.5 million as of December 31, 2008 and includes mortgage-backed and other asset-backed securities. As of December 31, 2008, the fair value of the mortgage-backed securities, asset-backed securities and collateralized mortgage obligations totaled $306.8 million and constituted 30.4% of our investment portfolio. As with other fixed-maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. When interest rates fall, mortgage-backed securities are prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. Our mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but there is no guarantee that we will not invest in other mortgage-backed securities that lack this protection. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the prevailing interest rates for longer than expected.

Our equity investment portfolio totaled $22.6 million as of December 31, 2008. These investments are in preferred and common stocks of individual companies, which are subject to economic loss from the decline in preferred and common share prices. As a result, the fair value of these investments will be determined by the specific financial prospects of these individual companies, as well as the equity markets in general.

We could be forced to sell investments to meet our liquidity requirements.

We believe we maintain adequate amounts of cash and short-term investments to pay claims, and do not expect to have to sell securities prematurely for such purposes. We may, however, decide to sell securities as a result of changes in interest rates, credit quality, the rate or repayment or other similar factors. A significant increase in market interest rates could result in a situation in which we are required to sell securities at depressed prices to fund claims payments. Since the securities within our investment portfolio are carried at fair value, we expect these securities would be sold with no material impact on our net equity, although it could result in net realized losses. If these securities are sold, future net investment income may be reduced if we are unable to reinvest in securities with similar yields.

If our businesses do not perform well, we may be required to recognize an impairment of our goodwill, which could have a material adverse effect on our results of operations and financial condition.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test all existing goodwill at least annually for

MEADOWBROOK INSURANCE GROUP, INC.

impairment, using a fair value approach on a reporting unit basis. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. Our annual assessment date for goodwill impairment testing is October 1st. However, pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted by any efforts we make to limit risk. If it is determined that the goodwill has been impaired, we would be required to write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such impairments could have a material adverse effect on our results of operations or financial position.

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

We are subject to extensive supervision and regulation in the states in which we operate. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is to maintain compliance with insurance regulations and to protect policyholders and not our shareholders. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that we can include in the insurance policies we offer;

•	required methods of accounting;

•	required reserves for unearned premiums, losses and other purposes;

•	permissible underwriting and claims settlement practices; and

•	assessments for the provision of funds necessary for the settlement of covered claims under certain insurance policies provided by impaired, insolvent or failed insurance companies.

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

Also, the insurance industry has become the focus of increased scrutiny by regulatory authorities relating to the placement of insurance, as well as claims handling by insurers in the wake of prior hurricane losses. Some states have adopted new disclosure requirements relating to the placement of insurance business, while other states are considering what additional regulatory oversight might be required with regard to claims handling activities of insurers. It is difficult to predict the outcome of these regulatory activities, whether they will expand into other areas of the business not yet contemplated, whether activities and practices currently thought of to be lawful will be characterized as unlawful and what form of additional or new regulations may be finally adopted and what impact, if any, such increase regulatory actions may have on our business. We have received and responded to general industry-wide requests for information from a few state insurance departments regarding compensation with insurance agents. Subsequent to our responses, we have not received any further inquiries or comments from the state insurance departments.

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

The Fair Price Act provides that a supermajority vote of ninety percent of the shareholders and no less than two-thirds of the votes of non interested shareholders must approve a “business combination.” The Fair Price Act defines a “business combination” to encompass any merger, consolidation, share exchange, sale of assets, stock issue, liquidation, or reclassification of securities involving an “interested shareholder” or certain “affiliates.” An “interested shareholder” is generally any person who owns ten percent or more of the outstanding voting shares of the company. An “affiliate” is a person who directly or indirectly controls, is controlled by, or is under common control with, a specified person. The supermajority vote required by the Fair Price Act does not apply to business combinations that satisfy certain conditions. These conditions include, among others: (i) the purchase price to be paid for the shares of the company in the business combination must be at least equal to the highest of either (a) the market value of the shares or (b) the highest per share price paid by the interested shareholder within the preceding two-year period or in the transaction in which the shareholder became an interested shareholder, whichever is higher; and (ii) once becoming an interested shareholder, the person may not become the beneficial owner of any additional shares of the company except as part of the transaction that resulted in the interested shareholder becoming an interested shareholder or by virtue of proportionate stock splits or stock dividends.

The Control Share Act establishes procedures governing “control share acquisitions” of large public Michigan corporations. A control share acquisition is defined as an acquisition of shares by an acquirer that, when combined with other shares held by that person or entity, would give the acquirer voting power, alone or as part of a group, at or above any of the following thresholds: 20%, 33 1/3% or 50%. Under the Control Share Act, an acquirer may not vote “control shares” unless the company’s disinterested shareholders (defined to exclude the acquiring person, officers of the target company, and directors of the target company who are also employees of the company) vote to confer voting rights on the control shares. The Control Share Act does not affect the voting rights of shares owned by an acquiring person prior to the control share acquisition. The Control Share Act entitles corporations to redeem control shares from the acquiring person under certain circumstances. In other cases, the Control Share Act confers dissenters’ right upon all of the corporation’s shareholders except the acquiring person.

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

We are also subject to the laws of Michigan, Ohio, Texas, Washington D.C., California, and Missouri, for which govern insurance holding companies. Under these laws, a person generally must obtain the applicable Insurance Department’s approval to acquire, directly or indirectly, five to ten percent or more of the outstanding voting securities of our Insurance Company Subsidiaries. An Insurance Department’s determination of whether to approve an acquisition would be based on a variety of factors, including an evaluation of the acquirer’s financial stability, the competence of its management, and whether competition in that state would be reduced. These laws may prevent, delay or defer a change of control of us or our Insurance Company Subsidiaries.

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

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings. If we had to raise additional capital, equity or debt financing may not be available or may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares currently outstanding. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

Our status as an insurance holding company with no direct operations could adversely affect our ability to meet our debt obligations and pay shareholder dividends.

We are a holding company that transacts the majority of our business through our Insurance Company Subsidiaries. Our ability to meet our obligations on our outstanding debt, and to pay our expenses and shareholder dividends, may depend upon the surplus and earnings of our Insurance Company Subsidiaries and their ability to pay dividends to us. Payments of dividends to us by our Insurance Company Subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to revised restrictions in the future. As a result, at times, we may not be able to receive dividends from our Insurance Company Subsidiaries and we may not receive dividends in amounts necessary to meet our debt obligations or to pay shareholder dividends on our capital stock. In addition, the payment of shareholder dividends by us is within the discretion of our Board of Directors and depends on numerous factors, including our results of operations, financial condition, competition, market conditions, capital requirements and other factors that our Board of Directors considers relevant.

MEADOWBROOK INSURANCE GROUP, INC.

Our performance is dependent on the continued services and performance of our senior management and other key personnel.

The success of our business is dependent on our ability to retain and motivate our senior management and key management personnel and their efforts. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition, and results of operations. We have existing employment or severance agreements with Robert S. Cubbin, Karen M. Spaun, Michael G. Costello, and other senior executives. We maintain a “key person” life insurance policy on Robert S. Cubbin, our President and CEO. The loss of any of these officers or other key personnel could cause our ability to implement our business strategies to be delayed or hindered.

Our future success also will depend on our ability to attract, train, motivate and retain other highly skilled technical, managerial, marketing, and customer service personnel. Competition for these employees is strong and we may not be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, our future success depends on our ability to attract, retain and motivate our agents and other producers. Our failure to attract and retain the necessary personnel and producers could have a material adverse effect on our business, financial condition, and results of operations.

Although we have paid cash dividends in the past, we may not pay cash dividends in the future.

The declaration and payment of dividends is subject to the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our Insurance Company Subsidiaries and other factors deemed relevant by our Board of Directors. There is no requirement that we must, and we cannot assure you that we will, declare and pay any dividends in the future. Our Board of Directors may determine to retain such capital for general corporate or other purposes.

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

While technological enhancements and initiatives can streamline several business processes and ultimately reduce the costs of operations, these initiatives can present short-term costs and implementation risks. Projections of associated costs, implementation timelines, and the benefits of those results may be inaccurate and such inaccuracies could increase over time. In addition, there are risks associated with not achieving the anticipated efficiencies from technology implementation that could impact our financial condition and results of operations.

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In 1998, we purchased land in Southfield, Michigan for a cost of $3.2 million. In 2004, the construction of our corporate headquarters was completed on half of this land and in December 2004 we relocated to the new office building. Our corporate headquarters are approximately 72,000 square feet. The total construction cost of the building approximated $12.0 million, which was paid in full at the closing on January 19, 2005.

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

The unaffiliated third party had until July 2007 to pay the principal balance, however we negotiated an extension through May 1, 2009. The unaffiliated third party continues to pay interest during the extension period and has the option to pay the principal balance, or $750,000 less in exchange for granting us an ownership interest in their portion of the building.

With our Merger with ProCentury, we assumed the lease of their corporate headquarters, an approximately 44,000 square foot office building located in Westerville, Ohio. The lease agreement for this building has an initial term of ten years, which expires in 2013.

We are also a party to various leases, including other leases acquired from ProCentury, for other locations in which we have offices. We do not consider any of these leases to be material.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

MEADOWBROOK INSURANCE GROUP, INC.

PART II

ITEM 5.	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Shareholder Information
Corporate Headquarters
26255 American Drive
Southfield, MI 48034-6112
Phone: (248) 358-1100

Independent Registered
Public Accounting Firm
Ernst & Young LLP
Detroit, MI

Corporate Counsel
Howard & Howard Attorneys PLLC. Royal Oak, MI	Transfer Agent & Registrar BNY Mellon Shareowner Services P.O. Box 358015 Pittsburg, PA 15252-8015 Stock Listing New York Stock Exchange Symbol: MIG	Annual Meeting The Annual Meeting of Shareholders will be held at: 2:00 p.m. May 14, 2009 Corporate Headquarters 26255 American Drive Southfield, MI

Shareholder Relations and Form 10-K

A copy of our 2008 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters, or contact:

Karen M. Spaun, Senior Vice President and Chief Financial Officer
(248) 204-8178 karen.spaun@meadowbrook.com

Holly A. Moltane, Controller — GAAP Financial Reporting
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

BNY Mellon Shareowner Services
1-800- 442-8134

Or visit their website at www.bnymellon.com/shareowner/isd

Share Price and Dividend Information

Our common stock is traded on the New York Stock Exchange under the symbol “MIG.” The following table sets forth the high and low closing sale prices of our common shares as reported by the NYSE and our quarterly dividends declared for each period shown:

December 31, 2008	High	Low	Dividends

First Quarter	$9.95	$7.16	$0.02
Second Quarter	8.60	5.20	0.02
Third Quarter	8.25	5.20	0.02
Fourth Quarter	7.59	3.97	0.02

MEADOWBROOK INSURANCE GROUP, INC.

December 31, 2007	High	Low	Dividends

First Quarter	$11.68	$9.10	—
Second Quarter	12.45	9.94	—
Third Quarter	11.57	8.02	—
Fourth Quarter	10.00	8.40	—

For additional information regarding dividend restrictions, refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis.

When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations strategic plans, industry conditions, our overall financial condition and other relevant factors. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our subsidiaries. The Insurance Company Subsidiaries, which include the insurance companies acquired in the ProCentury merger, have paid dividends of $46.2 million in 2008. We did not receive any dividends in 2007 from our Insurance Company Subsidiaries.

Shareholders of Record

As of March 4, 2009, there were approximately 274 shareholders of record of our common stock. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.

Purchase of Equity Securities by the Issuer

At the our board meeting on July 25, 2008, our Board of Directors authorized management to purchase up to 3,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaced the existing share repurchase plan authorized in October 2007.

The following table presents information with respect to repurchases of our common stock made during the quarterly period ended December 31, 2008:

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total	Price	as Part of Publicly	Yet Be Repurchased
	Number	Paid per	Announced Plans or	Under the Plans or
Period	of Shares	Share	Programs	Programs

October 1 — October 31, 2008	—	$—	—	—
November 1 — November 30, 2008	200,000	$4.51	200,000	2,300,000
December 1 — December 31, 2008	100,000	$5.07	100,000	2,200,000

Total	300,000	$4.70	300,000

MEADOWBROOK INSURANCE GROUP, INC.

Performance Graph

The following graph sets forth, for the five year period ended December 31, 2008, the cumulative total stockholder return for the Company’s common stock, the Russell 2000 Index, and a Peer Group index. The graph assumes the investment of $100 on December 31, 2003 in Common Stock of the Company, the Russell 2000 Index, and a Peer Group index. The stock price performance represented on the following graph is not necessarily indicative of future stock price performance.

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

Comparison of Five Year Cumulative Total Return

	Period Ended

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Meadowbrook Insurance Group, Inc.	100.00	117.97	138.06	233.81	222.46	154.23

Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44

SNL Insurance $1B-$2.5B	100.00	131.59	151.94	190.73	184.93	152.28

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 6.	SELECTED FINANCIAL DATA

MEADOWBROOK INSURANCE GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share and ratio data)

Income Statement Data:
Gross written premiums	$457,683	$346,451	$330,872	$332,209	$313,493
Net written premiums	375,194	280,211	262,668	258,134	233,961
Net earned premiums	369,721	268,197	254,920	249,959	214,493
Net commissions and fees	42,904	45,988	41,172	35,916	40,535
Net investment income	36,624	26,400	22,075	17,975	14,911
Net realized (losses) gains	(11,422)	150	69	167	339
Total revenue	437,827	340,735	318,236	304,017	270,278
Net losses and LAE	212,885	150,969	146,293	151,542	135,938
Policy acquisition and other underwriting expenses	69,294	53,717	50,479	44,439	33,424
Other administrative expenses	35,000	32,269	28,824	26,810	25,588
Salaries and employee benefits	62,862	56,433	54,569	51,331	52,297
Amortization expense	6,310	1,930	590	373	376
Interest expense	7,681	6,030	5,976	3,856	2,281
Income before income taxes and equity earnings of affiliates	43,795	39,387	31,505	25,666	20,374
Equity earnings of affiliates	269	331	128	1	39
Net income	27,397	27,992	22,034	17,910	14,061
Earnings per share — Diluted	$0.61	$0.85	$0.75	$0.60	$0.48
Balance Sheet Data:
Total investments and cash and cash equivalents	$1,085,648	$651,601	$527,600	$460,233	$402,156
Total assets	1,813,916	1,113,966	969,000	901,344	801,696
Loss and LAE reserves	885,697	540,002	501,077	458,677	378,157
Debt	60,250	—	7,000	7,000	12,144
Debentures	80,930	55,930	55,930	55,930	35,310
Shareholders’ equity	438,170	301,894	201,693	177,365	167,510
Book value per share	$7.64	$8.16	$6.93	$6.19	$5.76
Other Data:
GAAP ratios (insurance companies only):
Net loss and LAE ratio(1)	62.0%	61.2%	62.3%	65.2%	67.9%
Expense ratio(1)	31.3%	34.2%	34.5%	33.5%	33.5%
Combined ratio	93.3%	95.4%	96.8%	98.7%	101.4%

(1)	Both the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio are calculated based upon unconsolidated insurance company operations. The following table sets forth the intercompany fees, which are eliminated upon consolidation.

MEADOWBROOK INSURANCE GROUP, INC.

Unconsolidated GAAP data — Ratio Calculation Table:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

Net earned premiums	$369,721	$268,197	$254,920	$249,959	$214,493
Consolidated net losses and LAE	$212,885	$150,969	$146,293	$151,542	$135,938
Intercompany claim fees	16,296	13,058	12,553	11,523	9,691

Unconsolidated net losses and LAE	$229,181	$164,027	$158,846	$163,065	$145,629

GAAP net loss and LAE ratio	62.0%	61.2%	62.3%	65.2%	67.9%
Consolidated policy acquisition and other underwriting expenses	69,349	$53,717	$50,479	$44,439	$33,424
Intercompany administrative and other underwriting fees	46,371	37,890	37,442	39,231	38,359

Unconsolidated policy acquisition and other underwriting expenses	$115,720	$91,607	$87,921	$83,670	$71,783

GAAP expense ratio	31.3%	34.2%	34.5%	33.5%	33.5%
GAAP combined ratio	93.3%	95.4%	96.8%	98.7%	101.4%

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

As previously indicated, the Merger with ProCentury was completed following the close of business on July, 31, 2008. Therefore, the above table includes only five months of financial results for ProCentury as of and for the year ended December 31, 2008.

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

Business Overview

We are a publicly traded specialty insurance company and risk management organization offering a full range of insurance products and services, focused on niche and specialty program business, which we believe is under served by the standard insurance market. Program business refers to an aggregation of individually underwritten risks that have some unique characteristic and are distributed through a select group of focused general agencies, retail agencies and program administrators. We perform the majority of underwriting and claims services associated with these programs. We also provide property and casualty insurance coverage and services through programs and specialty risk management solutions for agents, professional and trade associations, public entities and small to medium-sized insureds. In addition, we also operate as an insurance agency representing unaffiliated insurance companies in placing insurance coverages for policyholders. We define our business segments as specialty insurance operations and agency operations.

On July 31, 2008, our merger with ProCentury Corporation (“ProCentury”) was completed (“Merger”). Under the terms of the merger agreement, ProCentury shareholders were entitled to receive, for each ProCentury common share, either $20.00 in cash or Meadowbrook common stock based on a 2.5000 exchange ratio, subject to adjustment as described within the merger agreement. In accordance with the merger agreement, the stock price used in determining the final cash and share consideration portion of the purchase price was based on the volume-weighted average sales price of a share of Meadowbrook common stock for the 30-day trading period ending on the sixth trading day before the completion of the Merger, or $5.7326. Based upon the final proration, the total purchase price was $227.2 million, of which $99.1 million consisted of cash, $122.7 million in newly issued common stock, and approximately $5.4 million in transaction related costs. The total number of common shares issued for purposes of the stock portion of the purchase price was 21.1 million shares.

ProCentury is a specialty insurance company, which primarily underwrites general liability, commercial property, environmental, garage keepers, commercial multi-peril, commercial auto, surety, and marine insurance primarily in the excess and surplus lines, or “non-admitted” market through a select group of general agents. The excess and surplus lines market provides insurance coverage for customers with hard-to-place risks that standard or admitted insurers typically choose not to insure.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Five months of earnings of ProCentury are included in our financial statements as of and for the year ended December 31, 2008.

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

Specialty Insurance Operations

Our specialty insurance operations segment, which includes insurance company specialty programs and fee-for-service specialty or managed programs, focuses on specialty or niche insurance business. Our specialty insurance operations provide services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, excess and surplus lines, environmental, garage keepers, surety, legal, professional liability, errors and omissions, inland marine, and other lines of business, where we see a market need and a profit potential. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of our agents. We recognize revenue related to the services and coverages the specialty insurance operations provides within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains (losses).

We included the results of operations related to ProCentury within the specialty insurance operations. Therefore, specialty insurance operations include five months of results for ProCentury.

With a fee-for-service or managed program, we earn revenue by providing certain operational functions and other services to a client’s risk-bearing entity, but generally do not share in the operating results of the program. The fees we receive from these programs are generally either a fixed amount or based on a percentage of premium serviced or claim count.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

In recent years, we have derived our revenue from the following sources (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Revenues
Net earned premiums	$369,721	$268,197	$254,920
Management fees	21,168	23,963	18,714
Claims fees	8,879	9,025	8,776
Loss control fees	2,069	2,151	2,216
Reinsurance placement	728	929	735
Investment income	35,888	25,487	21,115
Net realized (losses) gains	(11,422)	150	69

Specialty insurance operations	427,031	329,902	306,545
Agency operations	11,064	11,316	12,285
Holding Company interest income earned	736	913	960
Intersegment revenue	(1,004)	(1,396)	(1,554)

Consolidated revenue	$437,827	$340,735	$318,236

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

We establish a liability for losses and LAE, which represents case based estimates of reported unpaid losses and LAE and actuarial estimates of incurred but not reported losses (“IBNR”) and LAE. Such liabilities, by necessity, are based upon estimates and, while we believe the amount of our reserves is adequate, the ultimate liability may be greater or less than the estimate. As of December 31, 2008 and 2007, we have accrued $885.7 million and $540.0 million of gross loss and LAE reserves, respectively.

Components of Losses and Loss Adjustment Expense

The following table sets forth our gross and net reserves for losses and LAE based upon an underlying source of data, at December 31, 2008 (in thousands):

	Case	IBNR	Total

Direct	$251,362	$501,500	$752,862
Assumed-Directly Managed(1)	41,228	59,313	100,541
Assumed-Residual Markets(2)	9,893	14,091	23,984
Assumed-Retroceded	1,288	300	1,588
Assumed-Other	4,384	2,338	6,722

Gross	308,155	577,542	885,697
Less Ceded	95,016	165,350	260,366

Net	$213,139	$412,192	$625,331

(1)	Directly managed represents business managed and processed by our underwriting, claims, and loss control departments, utilizing our internal systems and related controls.

(2)	Residual markets represent mandatory pooled workers’ compensation business allocated to individual insurance company writers based on the insurer’s market share in a given state.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

The following table sets forth our net case and IBNR reserves for losses and LAE by line of business at December 31, 2008 (in thousands):

	Net Case	Net IBNR	Total

Workers’ Compensation	$61,383	$86,430	$147,813
Residual Markets	9,893	14,091	23,984
Commercial Multiple Peril/General Liability	82,317	234,871	317,188
Commercial Automobile	36,980	55,808	92,788
Other	22,566	20,992	43,558

Total	$213,139	$412,192	$625,331

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

In developing claim and claim adjustment expense reserve estimates, we perform a complete and detailed reserve analyses each quarter. To perform this analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it may be a particular geographical area within a line of business such as Nevada workers’ compensation. The reserves within a reserve category level are characterized as either short tail or long tail. About 95% of our reserves can be characterized as coming from long tail lines of business. For long tail business, several years may lapse between the time the business is written and the time when all claims are settled. Our long-tail exposures include workers’ compensation, commercial automobile liability, general liability, professional liability, products liability, excess, and umbrella. Short-tail exposures include property, commercial automobile physical damage, a portion of ocean marine, and inland marine. The analyses generally review losses both gross and net of reinsurance.

The standard actuarial methods that we use to project ultimate losses for both long-tail and short-tail exposures include, but are not limited to, the following:

• Paid Development Method
• Incurred Development Method
• Paid Bornhuetter-Ferguson Method
• Reported Bornhuetter-Ferguson Method
• Initial Expected Loss Method
• Paid Roll-forward Method

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

• Incurred Roll-forward Method
• Construction Defect Method

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

Claims for short-tail lines of business settle more quickly than long-tail lines of business, and in general, loss development factors for short-tail lines are smaller than long-tail lines. For long-tail lines, we tend to rely on initial expected loss methods throughout the current accident year then move to development factor based methods for older accident years. Development methods on short-tail lines are generally reliable in the third and fourth quarter of the initial accident year and recorded loss ratios reflect a blend of the development and forecast methods. Short-tail lines represent 5% of our total reserves at December 31, 2008.

Construction Defect Method. The provision for IBNR loss and ALAE for construction defect claims is analyzed by projecting the number of IBNR claim counts and applying a selected severity (i.e., a frequency severity type approach). The provision for development on reported claims is projected using a methodology similar to the incurred loss development approach described above. However, the claims are organized in a report year rather than accident year format. The advantage of this is that it substantially reduces the length or “tail” of the development.

The reserve categories where the above methods are not applicable are few. The largest of these is our workers’ compensation residual market reserve category, where we utilize detailed reserve analyses performed by the industry statistical agency NCCI in making our estimates. We adjust these estimates for timing differences in the reporting of the data. The other reserve categories that deviate from the above methods are smaller; as a group constituting approximately one percent of the total reserves.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

structure and cost changes and other pertinent adjustments which are explicit key assumptions underlying the initial expected loss method. Each of these key assumptions is discussed in the following paragraphs.

To analyze the development patterns, we compile, to the extent available, long-term and short-term historical data for our insurance subsidiaries, organized in a manner which provides an indication of the historical development patterns. To the extent that the historical data may provide insufficient information about future patterns — whether due to environmental changes such as legislation or due to the small volume or short history of data for some segments of our business — benchmarks based on industry data, and forecasts made by industry rating bureaus regarding the effect of legislative benefit changes on such patterns, may be used to supplement, adjust, or replace patterns based on our insurance companies’ historical data.

Actuarial judgment is required in selecting the patterns to apply to each segment of data being analyzed, and our views regarding current and future claim patterns are among the factors that enter into our establishment of the reserve for losses and LAE at each balance sheet date. When short-term averages or external rate bureau analyses indicate the claims patterns are changing from historical company or industry patterns, the new or forecasted information typically is factored into the methodologies. When new claims emergence or payment patterns have appeared in the actual data repeatedly over multiple evaluations, those new patterns are given greater weight in the selection process.

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

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. In particular, the development factor based methods all have as a key assumption that the development of losses in the future will follow a pattern similar to those measured by past experience and as adjusted either explicitly or by actuarial judgment. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple and varied factors. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2008 and 2007.

Variability of Claim Reserve Estimates

By its nature, the estimate of ultimate losses and LAE is subject to variability due to differences between our assumptions and actual events in the future. Although many factors influence the actual cost of claims and our corresponding reserve estimates, we do not measure and estimate values for all of these variables individually. This is due to the fact that many of the factors known to impact the cost of claims cannot be measured directly, such as the impact on claim costs due to economic inflation, coverage interpretations and jury determinations. In most instances, we rely on our historical experience or industry information to estimate the values for the variables that are explicitly used in our reserve analyses. We assume that the historical effect of these unmeasured factors, which is embedded in our experience or industry experience, is representative of the future effects of these factors. Where we have reason to expect a change in the effect of one of these factors, we perform analyses to perform the necessary adjustments.

One implicit assumption underlying development patterns is that the claims inflation trends will continue into the future similar to their past patterns. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, our actuarial department derives expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2008 loss and settlement expense reserves to generate estimated annual incremental loss and

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. General inflation trends have been fairly stable over the past several years but there have been fluctuations of one to two percent over the past ten years and therefore we used a one percent annual inflation variance factor. The effect differed by line of business but overall was a three percent change in reserve adequacy or approximately $11.9 million effect on after tax net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

An explicit assumption used in the analysis is the set of initial expected loss ratios (“IELRs”) used in the current accident year reserve projections and in some of the prior accident year ultimate loss indications. To estimate the sensitivity of the estimated ultimate loss to a change in IELRs, the actuarial department recasted the loss reserve indications using a set of IELRs all one percent higher than the final IELRs. The effect differed by line of business but overall a one percent change in reserve adequacy or a $4.2 million effect on after tax net income. Often the loss ratios by line of business will vary from the IELR in different directions causing them to partially offset each other. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

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

Historic development as shown within the “Analysis of Loss and Loss Adjustment Expense Development” table has been five percent or less in the last four years but was ten to twenty-eight percent in the years prior to the underwriting and reserving shift in 2002. At that time, we concentrated our efforts on eliminating underwriting relationships where we had substantial liabilities above an aggregate exposure retained by risk sharing associations and captives. For a large share of our business, we also accelerated the pace at which we brought the claim administration to our employees and away from outside third party administrators. This change enabled us to more rapidly recognize trends and underlying loss patterns, and establish more accurate reserves in a timely manner.

Our range of loss and LAE reserves table shows that presently we estimate them as going from favorable development of 8.9% to unfavorable of 6.1%. The range was evaluated based on the ultimate loss estimates from the actuarial methods described above.

Pre-tax Impact on Earnings from a Variance in Future Loss Payments and Case Reserves as of December 31, 2008
(in thousands)
Line of Business	Minimum Reserve Range		Maximum Reserve Range

Workers’ Compensation (including Residual Markets)	$(11,286)	(6.6)%	$6,007	3.5%
Commercial Multiple Peril/General Liability	(35,199)	(11.1)%	25,640	8.1%
Commercial Automobile	(5,888)	(6.3)%	4,346	4.7%
Other	(2,971)	(6.8)%	2,335	5.4%

Total	$(55,344)	(8.9)%	$38,328	6.1%

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

The sensitivity around our workers’ compensation reserves primarily reflects the size and the maturity of the underlying book of business. Our workers’ compensation reserves represent 27% of our total reserves at December 31, 2008.

The sensitivity around our commercial multiple peril/general liability reserves primarily reflects the longer duration of reserves relating to our liability excess program, which started in 2003, and construction defect exposure, which together represent approximately 19% of the $317.2 million reserves in this line of business as of December 31, 2008. These lines of business are subject to greater uncertainty than the remainder of our book of business. With the ProCentury merger, our liability reserves represent slightly over 50% of our total reserves as of December 31, 2008.

The sensitivity around our commercial automobile reserves primarily reflects the speed of reporting of the underlying losses, as well as the maturity of the case law surrounding automobile liability.

The sensitivity around the other lines of business primarily reflects the size of the underlying book of business. Our other reserves represent 7% of total reserves at December 31, 2008. A large portion of these reserves represent professional liability programs which tend to be claims-made and reinsured at lower limits, therefore reducing the volatility that is inherent in a smaller book of business. Another large portion represents property claims, which have a shorter reporting and payout pattern than liability and workers’ compensation claims.

All of our reserves are sensitive to changes in the underlying claim payment and case reserving practices, as well as the other sources of variations mentioned above.

Reinsurance Recoverables

Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR losses and LAE. Such recoverables, by necessity, are based upon estimates. Reinsurance does not legally discharge us from our legal liability to our insureds, but it does make the assuming reinsurer liable to us to the extent of the reinsurance ceded. Instead of being netted against the appropriate liabilities, ceded unearned premiums and reinsurance recoverables on paid and unpaid losses and LAE are reported separately as assets in our consolidated balance sheets. Reinsurance recoverable balances are also subject to credit risk associated with the particular reinsurer. In our selection of reinsurers, we continually evaluate their financial stability. While we believe our reinsurance recoverables are collectible, the ultimate recoverable may be greater or less than the amount accrued. At December 31, 2008 and 2007, reinsurance recoverables on paid and unpaid losses were $268.7 million and $199.5 million, respectively.

In our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, or on the portion of risk either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs. We collateralize balances due from our risk-sharing partners through funds withheld trusts or stand-by letters of credit issued by highly rated banks. We have historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which may be in dispute. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. At December 31, 2008, we believe this allowance is adequate. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk-sharing partners. No assurance can be given, however, regarding the future ability of our risk-sharing partners to meet their obligations.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Valuation of Investments, Other Than Temporary Impairments of Securities, and Unrealized Losses on Investments

Our investment securities are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to our liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes and, accordingly, have no effect on net income. However, if there is a decline in the fair value of an investment below its cost and the decline is considered other than temporary, the amount of decline below cost is charged to earnings. The fair value for fixed maturity securities is largely determined by one of two primary pricing methods: third party pricing service market prices or independent broker quotations. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions and as a result, certain of our securities are priced via independent broker quotations. Short-term investments are carried at amortized cost, which approximates fair value.

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

Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), FASB Emerging Issues Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” requires us to periodically update our best estimate of cash flows over the life of the security. If management determines that the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other than temporary impairment is recognized.

After review of our investment portfolio in relation to our policy, we recorded a pre-tax realized loss of $11.7 million, for the year ended December 31, 2008, related to certain preferred stock investments, including Fannie Mae, Freddie Mac, and Lehman Brothers investments, as well as several corporate bonds and asset-backed and mortgage-backed securities. There were no impaired investments written down in 2007 or 2006.

At December 31, 2008 and 2007, we had 365 and 160 securities that were in an unrealized loss position, respectively. Of the securities held at December 31, 2008, twenty-three had an aggregate $24.5 million and $3.7 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. At December 31, 2007, 128 had an aggregate $122.2 million and $1.3 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. As of December 31, 2008 and 2007, gross unrealized losses on available for sale securities were $22.1 million and $1.9 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Revenue Recognition

Premiums written, which include direct, assumed, and ceded premiums are recognized as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of an in force policy. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received and actuarial estimates.

For the year ended December 31, 2008, total assumed written premiums were $8.1 million, of which $1.0 million relates to assumed business we manage directly. The remaining $7.1 million of assumed written premiums relates to residual markets, mandatory assumed pool business, and other unaffiliated entities.

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

In addition, certain premiums are subject to retrospective premium adjustments. Premium is recognized over the term of the insurance contract. During the three months ended March 31, 2008, we recorded a $1.8 million adjustment to reduce a premium accrual associated with a discontinued retrospectively rated policy with one of its risk sharing partners.

Fee income, which includes risk management consulting, loss control, and claims services, is recognized during the period the services are provided. Depending on the terms of the contract, claims processing fees are recognized as revenue over the estimated life of the claims, or the estimated life of the contract. For those contracts that provide services beyond the expiration or termination of the contract, fees are deferred in an amount equal to management’s estimate of our obligation to continue to provide services in the future.

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

We review, on an ongoing basis, the collectibility of our receivables and establish an allowance for estimated uncollectible accounts. As of December 31, 2008 and 2007, the allowance for uncollectibles on receivables was $2.9 million and $2.7 million, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets of subsidiaries acquired and was $119.0 million, or 6.6% of total assets, as of December 31, 2008. As required by SFAS No. 142 “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and, at least annually, we test all existing goodwill for impairment using a fair value approach, on a reporting unit basis. Our annual assessment date for goodwill impairment testing is October 1st. We test for impairment more frequently if events or changes in circumstances indicate that there may be an impairment to goodwill. Based on our most recent evaluation of goodwill impairment, we determined that no impairment of goodwill exists. Refer to Note 16 — Goodwill and Other Intangible Assets for further discussion relating to our reporting units.

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts. We reduce these costs for premium deficiencies. There were no premium deficiencies for the years ended December 31, 2008, 2007 and 2006.

Federal Income Taxes

We provide for federal income taxes based on amounts we believe we ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, we may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income.

We utilize the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts more likely than not to be realized.

Results of Operations

Executive Overview

Over the last half of the year, there have been many well-documented events that have occurred in the global economy and financial markets, some of which adversely impacted our results. Among those events was the impact on our investment portfolio primarily because of impairments we recorded related to certain

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

preferred stock investments, which primarily consisted of Fannie Mae, Freddie Mac, and Lehman Brothers investments. In addition, ProCentury’s results since the consummation of the Merger included property losses from Hurricanes Gustav and Ike. Despite these unusual factors, our core operating results continue to be favorable. Our results include the positive impact from continued selective growth, coupled with adherence to strict corporate underwriting guidelines, expense savings from the elimination of the fronting fees paid prior to achievement of our A.M. Best upgrade to “A−” (Excellent), as well as a focus on current accident year price adequacy. In addition, we continue to experience a favorable impact due to the further leveraging of our fixed costs, which has helped reduce our expense ratio. Our generally accepted accounting principles (“GAAP”) combined ratio improved 2.1 percentage points to 93.3% in 2008 from 95.4% in 2007. Net operating income, excluding amortization, increased $15.3 million, or 51.3%, to $45.1 million, compared to $29.8 million in 2007.

Gross written premium increased $111.2 million, or 32.1%, to $457.7 million, compared to $346.5 million in 2007. Included in this increase was $80.6 million in gross written premiums related to ProCentury. Excluding the gross written premiums related to ProCentury, the increase was primarily the result of growth in new business from programs implemented in late 2007 and early 2008. During the year, new business written was $45.4 million. We anticipate further growth into 2009 as the annualized premiums of these programs continue to be realized. In addition, we continue to experience selective growth within existing programs consistent with our corporate underwriting guidelines and our controls over price adequacy. Offsetting this growth was the loss of one program in which our pricing and financial targets were higher than our competition.

We believe that overall, the specialty insurance market will continue to be competitive in 2009, but less than last year. We continue to follow pricing guidelines mandated by our corporate underwriting guidelines. Throughout 2008 we experienced declining rates, and on average, Meadowbrook’s rates were down about 4%, while ProCentury’s were down by about 6%. We remain selective on new program implementation by focusing only on those programs that meet our underwriting guidelines and have a proven history of profitability.

We believe our actions in 2008 have set a solid foundation for 2009 and beyond, and we are excited about the ability to work from a position of strength; strength of our balance sheet and strength of our team. We believe that the market will begin to firm, however we do not know when it will firm, and we view 2009 as a transition year for the industry. Our plans consider a range of scenarios in 2009 with outcomes along a continuum that includes market softening, a flat market and some firming to hardening.

ProCentury Merger

On July 31, 2008, we completed our Merger with ProCentury. The total purchase price, as determined in accordance with GAAP, was $227.2 million, of which $99.1 million consisted of cash, $122.7 million in newly issued common stock, and approximately $5.4 million in transaction related costs. The total number of common shares issued for the stock portion of the purchase price was approximately 21.1 million shares. The purchase price was calculated based upon the volume-weighted average sales price of a share of our common stock for the 30-day trading period ending the sixth trading day prior to completing the Merger, or $5.7326. We financed the cash portion of the Merger consideration with a combination of an $18.8 million dividend from our insurance company subsidiary, Star Insurance Company, available cash of $12.6 million, and loan proceeds of approximately $67.8 million.

As of September 30, 2008, we recorded $48.8 million in goodwill from the ProCentury merger. In addition, we recorded an increase to other intangible assets of approximately $21.0 million and $5.0 million related to agent relationships and trade names, respectively.

As of December 31, 2008, we recorded an increase to goodwill of $10.7 million from the ProCentury merger. This increase was primarily related to a $9.1 million adjustment to record a deferred tax liability

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

related to the other intangible assets related to the agent relationships and the trade name. The remaining increase to goodwill was primarily related to adjustments recorded to reflect updated information on certain accruals and related expenses as more refined information became available during our fourth quarter review.

Since the completion of the Merger, we have been pleased with the integration process. We are executing on several revenue enhancement opportunities and leveraging the infrastructure as summarized below:

•	launching a new wholesale relationship in the Midwest;

•	fulfilling a surplus lines market need for an existing workers’ compensation partner in New England;

•	expanding ProCentury products into states through our existing admitted market capability;

•	capitalizing on enhanced business development capabilities by having a more comprehensive risk management offering and shared marketing platform;

•	reorganization and development of claims expertise in our various offices;

•	generation of reinsurance cost savings due to the increased size and diversity of the merged companies; and

•	providing a workers’ compensation market to select qualified ProCentury wholesalers.

Other Items

On January 31, 2008, we exercised our option to acquire the remainder of the economics related to the acquisition of the USSU business, by terminating the Management Agreement with the former owners for a cash payment of $20.9 million. As a result of this event, we recorded an increase to other intangible assets of approximately $4.9 million and an increase to goodwill of approximately $16.0 million.

On June 4, 2008, we announced the affirmation of A.M. Best Company’s financial strength rating of “A−” (Excellent) for our Insurance Company Subsidiaries.

2008 compared to 2007:

Net income for the year ended December 31, 2008, was $27.4 million, or $0.61 per dilutive share, compared to net income of $28.0 million, or $0.85 per dilutive share, for the comparable period of 2007. Net operating income, a non-GAAP measure, increased $10.9 million, or 39.2%, to $38.8 million, or $0.86 per dilutive share, compared to net operating income of $27.9 million, or $0.84 per dilutive share for the comparable period in 2007, with lower weighted average shares outstanding. Total weighted average shares outstanding for the year ended December 31, 2008 were 44,995,712, compared to 33,101,965 for the comparable period in 2007. This increase in the weighted average shares is primarily the result of the equity issued in connection with the ProCentury merger, as well as a full year impact of the shares issued in July 2007 related to our capital raise.

Net income for the year ended December 31, 2008, was negatively impacted by after-tax realized losses of $11.4 million, or $0.25 per diluted share, primarily as a result of the other than temporary impairments in certain preferred stock investments, which primarily related to Freddie Mac, Fannie Mae, and Lehman Brothers investments, but also included several corporate bonds and asset-backed and mortgage-backed securities. In addition, net income for the year includes the after-tax impact of the catastrophe losses related to Hurricanes Gustav and Ike of $5.4 million, or $0.12 per diluted share. In addition, net income included amortization expense of $6.3 million, compared to $1.9 million in 2007. We have experienced improvements in our expense ratio as we continue to benefit from the elimination of the fronting fees associated with our prior use of an unaffiliated insurance carrier’s “A” rated policy forms. Our expense ratio also benefited by our ability to further leverage our fixed costs in the management company. In addition, net investment income

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

increased 38.7% to $36.6 million. Somewhat offsetting the positive variables was a substantial increase in amortization expense related to the acquisition of the USSU business in 2007. In addition, amortization expense increased due to the other intangibles recorded as a result of the ProCentury merger. We continue to see favorable prior accident year reserve development, as well as selective premium growth consistent with our corporate underwriting guidelines and our controls over price adequacy.

Revenues increased $97.1 million, or 28.5%, to $437.8 million for the year ended December 31, 2008, from $340.7 million for the comparable period in 2007. This increase reflects a $101.5 million increase in net earned premiums, of which $80.6 million related to ProCentury. Excluding the net earned premiums related to ProCentury, the increase was primarily the result of overall growth within our existing programs and new business we began underwriting in 2007 and 2008. Our overall net commissions and fees were down 6.7%, or $3.1 million. This decrease was primarily the result of a decrease in fees related to our New England-based programs, caused by a decrease in premium volume due to reduced rates in the self-insured markets on which the fees are based, because of mandatory rate reductions and an increase in competition. In addition, this decrease reflects slightly lower agency commission revenue, which resulted from more competitive pricing in certain jurisdictions. In 2008, we converted a portion of the policies produced by USSU to our Insurance Company Subsidiaries. The intercompany management fees associated with that portion of the underwritten policies of the USSU business that we brought in house were $2.2 million for the year ended December 31, 2008. These fees are now eliminated upon consolidation, thereby lowering net commissions and fees, but not impacting overall consolidated results.

In addition, the revenues reflect a $10.2 million increase in investment income, which primarily reflects the increase in invested assets acquired in the ProCentury merger. The remaining increase in investment income was partially the result of overall positive cash flow and the net proceeds received from our equity offering in July 2007. Slightly offsetting the increases was the $11.4 million in realized losses, primarily related to the other than temporary impairments recorded in the last half of 2008, as previously indicated.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Specialty Insurance Operations

The following table sets forth the revenues and results from operations for our specialty insurance operations (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Revenue:
Net earned premiums	$369,721	$268,197	$254,920
Management fees	21,168	23,963	18,714
Claims fees	8,879	9,025	8,776
Loss control fees	2,069	2,151	2,216
Reinsurance placement	728	929	735
Investment income	35,888	25,487	21,115
Net realized (losses) gains	(11,422)	150	69

Total revenue	$427,031	$329,902	$306,545

Pre-tax income:
Specialty insurance operations	$60,897	$47,898	$38,292

2008 compared to 2007:

Revenues from specialty insurance operations increased $97.1 million, or 29.4%, to $427.0 million for the year ended December 31, 2008, from $329.9 million for the comparable period in 2007.

Net earned premiums increased $101.5 million, or 37.8%, to $369.7 million for the year ended December 31, 2008, from $268.2 million in the comparable period in 2007. This increase was primarily the result of $79.3 million in net earned premiums related to ProCentury. Excluding the net earned premiums related to ProCentury, net earned premiums increased $22.2 million, or 8.3%. This increase was primarily the result of overall growth within our existing programs and the new business we began writing in 2007 and 2008, as well as additional selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy.

Management fees decreased $2.8 million, or 11.7%, to $21.2 million for the year ended December 31, 2008, from $24.0 in the comparable period in 2007. This decrease was primarily the result of a decrease in fees related to our New England-based programs, primarily caused by a decrease in premium volume due to reduced rates in the self-insured markets on which the fees are based, because of mandatory rate reductions and an increase in competition.

Claim fees remained relatively flat for 2008 compared to 2007.

Net investment income increased $10.4 million, or 40.8%, to $35.9 million in 2008, from $25.5 million in 2007. This increase is primarily the result of $8.7 million in net investment income related to ProCentury. Overall invested assets increased due to the inclusion of ProCentury’s invested assets, from the Merger, which were $434.3 million at December 31, 2008, coupled with the investing from positive cash flows from operations. The positive cash flows from operations were due to favorable underwriting results, increased fee revenue, and the lengthening of the duration of our reserves. The increase in the duration of our reserves reflects the impact of growth in our excess liability business, which was implemented at the end of 2003. This type of business has a longer duration than the average reserves on our other programs and is now a larger proportion of reserves. In addition, the increase in average invested assets reflects cash flows from our equity offering in July 2007. The average investment yield for December 31, 2008 was 4.3%, compared to 4.6% in 2007. The current pre-tax book yield was 4.4%. The current after-tax book yield for the year ended

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

December 31, 2008 was 3.3%, compared to 3.4% in 2007. The duration of the investment portfolio is 4.5 years at December 31, 2008, compared to 4.3 years at December 31, 2007.

Specialty insurance operations generated pre-tax income of $60.9 million for the year ended December 31, 2008, compared to pre-tax income of $47.9 million for the comparable period in 2007. This increase in pre-tax income primarily demonstrates a continued improvement in underwriting results including favorable reserve development on prior accident years, selective growth in premium, adherence to our strict underwriting guidelines, and our overall leveraging of fixed costs. In addition, this improvement was also attributable to an increase in net investment income. Partially offsetting these improvements were the previously mentioned other than temporary impairments recognized in the investment portfolio in the last half of the year, which primarily related to securities within the investment portfolio acquired with the Merger. In addition, these improvements were also partially offset by the impact of the losses incurred with the two hurricanes, as mentioned above. The GAAP combined ratio was 93.3% for the year ended December 31, 2008, compared to 95.4% for the same period in 2007.

Net loss and loss adjustment expenses (“LAE”) increased $61.9 million, or 41.0%, to $212.9 million for the year ended December 31, 2008, from $151.0 million for the same period in 2007. Our loss and LAE ratio increased 0.8 percentage points to 62.0% in 2008, from 61.2% for the same period in 2007. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. Net loss and LAE includes $49.2 million of net loss and LAE expense related to ProCentury. In addition, the loss and LAE ratio of 62.0% includes 2.3 percentage points related to the previously mentioned catastrophe losses. The loss and LAE ratio includes favorable development of $16.8 million, or 4.5 percentage points, compared to favorable development of $7.1 million, or 2.6 percentage points in 2007. The increase in our favorable development in comparison to 2007 was primarily the result of an increase in favorable development within our auto liability and general liability lines of business due to lower frequency and severity and better than expected claims results. This was somewhat offset by an increase in adverse development for an excess program. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

Our expense ratio decreased 2.9 percentage points to 31.3% for the year ended December 31, 2008, from 34.2% for the same period in 2007. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The decrease in our expense ratio reflects the anticipated decrease in commission due to the elimination of the fronting fees paid in 2007 to an unaffiliated insurance carrier to use their “A” rated policy forms, which was approximately 0.6 percentage points incurred in 2007, compared to no costs in 2008. Despite a higher level of internal fixed costs at ProCentury, we achieved a 0.5 percentage point improvement on the expense ratio from leveraging the fixed costs of the combined company. In addition, lower insurance related assessments and a lower level of other underwriting expenses, such as loss control and commissions relating to mix of business also contributed to this improvement.

2007 compared to 2006:

Revenues from specialty insurance operations increased $23.4 million, or 7.6%, to $329.9 million for the year ended December 31, 2007, from $306.5 million for the comparable period in 2006.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

were $5.5 million. Slightly offsetting these fees was a slight decrease in fees in our Northeast operations. This decrease in fees primarily related to a decrease in premium volume due to reduced rates in the self-insured markets on which the fees are based, because of mandatory rate reductions and an increase in competition.

Claim fees remained relatively flat for 2007 compared to 2006.

Net investment income increased $4.4 million, or 20.7%, to $25.5 million in 2007, from $21.1 million in 2006. Average invested assets increased $79.2 million, or 16.0%, to $573.1 million in 2007, from $493.9 million in 2006. The increase in average invested assets primarily relates to the cash flows from operations, resulting from continued favorable underwriting results, increased fee revenue, and the lengthening of the duration of our reserves. The increase in the duration of our reserves reflects the impact of growth in our excess liability business, which was implemented at the end of 2003. This type of business has a longer duration than the average reserves on our other programs and is now a larger proportion of reserves. In addition, the increase in average invested assets reflects cash flows from our equity offering in July. The invested proceeds from the equity offering added approximately $600,000 to the overall net investment income for the year. The average investment yield for 2007 was 4.6%, compared to 4.5% in 2006. The current pre-tax book yield was 4.5%. The current after-tax book yield was 3.4%, compared to 3.3% in 2006. This increase is primarily the result of the increase in market interest rates, and the purchase of assets of longer duration to take advantage of higher yields. The duration of the investment portfolio is 4.3 years at December 31, 2007, compared to 3.9 years at December 31, 2006.

Specialty insurance operations generated pre-tax income of $47.9 million for the year ended December 31, 2007, compared to pre-tax income of $38.3 million for the year ended December 31, 2006. This increase in pre-tax income primarily reflects expansion of cash margins on our fee revenue, an increase in net investment income, increased underwriting profits, favorable development in prior accident year reserves, and a slightly lower expense ratio. The GAAP combined ratio was 95.4% for the year ended December 31, 2007, compared to 96.8% for the comparable period in 2006.

Net losses and LAE increased $4.7 million, or 3.2%, to $151.0 million for the year ended December 31, 2007, from $146.3 million for the same period in 2006. Our loss and LAE ratio improved 1.1 percentage points to 61.2% for the year ended December 31, 2007, from 62.3% for the same period in 2006. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. This improvement reflects the impact of overall favorable development on prior accident year reserves of 1.5 percentage points from the December 31, 2006 reserves. The improvement was primarily within the workers’ compensation and professional liability lines of business, partially offset by an increase in the ultimate loss projections within the general liability line of business. The unfavorable development within the general liability line of business reflects a claim reserving process change for an excess liability program.

Our expense ratio for the year ended December 31, 2007 was 34.2%, compared to 34.5% in 2006. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums.

Agency Operations

The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Net commission	$11,064	$11,316	$12,285
Pre-tax income(1)	$1,142	$2,087	$2,609

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the years ended December 31, 2008, 2007, and 2006, the allocation of corporate overhead to the agency operations segment was $2.8 million, $2.8 million, and $3.3 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

2008 compared to 2007:

Revenue from agency operations, which consists primarily of agency commission revenue, decreased $252,000, or 2.2%, to $11.1 million for the year ended December 31, 2008, from $11.3 million for the comparable period in 2007. This decrease primarily reflects regional competition and a softer insurance market within our mid to larger Michigan accounts and isolated competitive pricing pressure in the California automobile market.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $1.1 million for the year ended December 31, 2008, compared to $2.1 million for the comparable period in 2007. The decrease in the pre-tax income is primarily attributable to the decrease in agency commission revenue mentioned above.

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

Other Items

Reserves

At December 31, 2008, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $625.3 million. We established a reasonable range of reserves of approximately $570.0 million to $663.7 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum Reserve	Maximum Reserve
Line of Business	Range	Range	Selected Reserves

Workers’ Compensation(1)	$160,511	$177,804	$171,797
Commercial Multiple Peril/General Liability	281,989	342,828	317,188
Commercial Automobile	86,900	97,134	92,788
Other	40,587	45,893	43,558

Total Net Reserves	$569,987	$663,659	$625,331

(1)	Includes residual markets

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2008, 2007, and 2006.

For the year ended December 31, 2008, we reported a decrease in net ultimate loss estimates for accident years 2007 and prior of $16.8 million, or 2.8% of $589.3 million of net loss and LAE reserves, which include $341.5 million of Meadowbrook net loss and LAE reserves at December 31, 2007 and $247.7 million of ProCentury net loss and LAE reserves at August 1, 2008. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2008 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2007 and 2008. The major components of this change in ultimate loss estimates are as follows (in thousands):

		Additional
	Reserves at	Reserves at	Total	Incurred Losses(1)			Paid Losses(1)			Reserves at
	December 31,	August 1,	Beginning	Current	Prior	Total	Current	Prior	Total	December 31,
Line of Business	2007	2008	Reserves	Year	Years	Incurred	Year	Years	Paid	2008

Workers’ Compensation	$141,359	$3,259	$144,618	$62,753	$(12,710)	$50,043	$8,877	$37,971	$46,848	$147,813
Residual Markets	25,428	—	25,428	7,749	(2,739)	5,010	2,319	4,135	6,454	23,984
Commercial Multiple Peril / General Liability	87,812	203,613	291,425	64,555	7,293	71,848	3,325	42,760	46,085	317,188
Commercial Automobile	69,426	17,234	86,660	52,660	(5,166)	47,494	14,148	27,218	41,366	92,788
Other	17,516	23,633	41,149	41,940	(3,450)	38,490	28,245	7,836	36,081	43,558

Net Reserves	341,541	247,739	589,280	$229,657	$(16,772)	$212,885	$56,914	$119,920	$176,834	625,331

Reinsurance Recoverable	198,461	41,793	240,254							260,366

Consolidated	$540,002	$289,532	$829,534							$885,697

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

				Re-estimated	Development
		Additional		Reserves at	as a
	Reserves at	Reserves	Total	December 31,	Percentage of
	December 31,	at August 1,	Beginning	2008 on	Prior Year
Line of Business	2007	2008	Reserves	Prior Years(1)	Reserves

Workers’ Compensation	$141,359	$3,259	$144,618	$131,908	(8.8)%
Commercial Multiple Peril/General Liability	87,812	203,613	291,425	298,718	2.5%
Commercial Automobile	69,426	17,234	86,660	81,494	(6.0)%
Other	17,516	23,633	41,149	37,699	(8.4)%

Sub-total	316,113	247,739	563,852	549,819	(2.5)%
Residual Markets	25,428	—	25,428	22,689	(10.8)%

Total Net Reserves	$341,541	$247,739	$589,280	$572,508	(2.8)%

(1)	Paid and incurred loss and LAE activity includes that related to ProCentury of $247.7 million of net loss and LAE reserves added at August 1, 2008. Therefore, incurred and paid loss and LAE activity on these reserves do not constitute a full calendar year.

Workers’ Compensation Excluding Residual Markets

The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets decreased $12.7 million, or 8.8% of net workers’ compensation reserves. This net overall decrease reflects decreases of $5.5 million, $3.3 million, $1.8 million and $747,000 in accident years 2006, 2005, 2004 and 2001, respectively. The decreases reflect better than expected experience for many of our workers’ compensation programs, including a Nevada, Florida, and a countrywide association program. Actual losses reported during the quarter were less than expected given the prior actuarial assumptions. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril and General Liability

The commercial multiple peril line and general liability line of business had an increase in net ultimate loss estimates of $7.3 million, or 2.5% of net commercial multiple peril and general liability reserves. The net increase reflects increases of $1.7 million, $1.5 million, $2.8 million, $877,000 and $1.7 million in the ultimate loss estimates for accident years 2006, 2005, 2004, 2000 and 1995, respectively. These increases were due to greater than expected claim emergence in two discontinued programs, an excess liability program, and a contractor’s business program. These increases were offset by decreases in the net ultimate loss estimates of $1.2 million and $739,000 for accident years 2007 and 1997, respectively. The decreases in the net ultimate loss estimates for these accident years were due to better than expected claim emergence in a contractor’s business program and ProCentury liability business. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The projected net ultimate loss estimate for the commercial automobile line of business decreased $5.2 million, or 6.0% of net commercial automobile reserves. This net overall decrease reflects decreases of $2.8 million, $2.5 million and $501,000 in accident years 2007, 2006, and 2004, respectively. These decreases primarily reflect better than expected case reserve development on two California-based programs. These decreases were offset by an increase in the net ultimate loss estimates of $853,000 for accident year 2005 due to greater than expected claim emergence in a California-based program and an excess liability program. The change in ultimate loss estimates for all other accident years was insignificant.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Other

The projected net ultimate loss estimate for the other lines of business decreased $3.5 million, or 8.4% of net reserves. This net decrease reflects reductions of $2.1 million and $2.2 million in net ultimate loss estimate for accident years 2007 and 2006, respectively. These decreases are primarily due to better than expected case reserve development during the calendar year in a professional liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $2.7 million, or 10.8% of net reserves. This decrease reflects reductions of $404,000, $916,000 and $1.1 million in accident years 2007, 2006 and 2005, respectively. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

Salaries and Employee Benefits

Salaries and employee benefits increased $6.4 million, or 11.4%, to $62.9 million in 2008, from $56.4 million in 2007. Included in the $62.9 million were salaries and employee benefits related to ProCentury of $9.1 million. Excluding the salaries and employee benefits related to ProCentury, overall salaries and employee benefits would have decreased $2.6 million. This decrease primarily reflects a decrease in variable compensation. The decrease in variable compensation, in comparison to 2007, reflects the increase in our targeted measure for earning variable compensation. In addition, this decrease was the result of a decrease in profit sharing commissions. The decrease in profit sharing commissions was the result of our purchase of an excess liability book of business. As a result of us owning the book of business, we no longer pay the profit sharing commissions.

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

Other Administrative Expenses

Other administrative expenses increased $2.7 million, or 8.4%, to $35.0 million, from $32.3 million in 2007. This increase was primarily the result of slight increases in various general operating expenses, primarily due to the Merger with ProCentury. Partially offsetting this increase was a reduction in the management fee previously associated with our acquisition of USSU. In January 2008, we exercised our option to purchase the remainder of the economics related to the acquisition of the USSU business, by terminating the Management Agreement with the former owners, thereby eliminating the management fee associated with the Management Agreement.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

the USSU business were decreases related to policyholder dividends, as well as various decreases in other general operating expenses in comparison to 2006.

Salaries and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for 2008, 2007, and 2006 was $6.3 million, $1.9 million, and $590,000, respectively. Amortization expense per dilutive share for 2007, 2006, and 2005 was $0.14, $0.06, and $0.02, respectively. The increase in amortization expense primarily relates to the customer relationships acquired with the USSU business and the excess liability book of business acquired in late 2007. In addition, the increase in 2008 was also due to the amortization expense associated with the other intangibles recorded as a result of the ProCentury merger, related to the agent relationships and trade names.

Interest Expense

Interest expense for 2008, 2007, and 2006 was $7.7 million, $6.0 million, and $6.0 million, respectively. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our line of credit and term loan. The overall increase in 2008 compared to 2007, primarily relates to interest expense related to the term loan we used to finance a portion of the purchase price for the ProCentury merger. In addition, the increase is partially due to the interest related to the trust preferred debt instruments acquired with the Merger. The average interest rate for the year ended December 31, 2008 was 7.13%, compared to 8.67% in 2007. This decrease reflects the impact of a lower cost of debt associated with the term loan, which had an average interest rate of 5.95% in 2008. The average interest rate in 2007 was 8.67%, which primarily related to the debentures.

Interest expense for 2007 includes interest related to a temporary increase in our line of credit, which was associated with borrowings to fund the cash portion of the USSU business acquisition. Upon receipt of the net proceeds from our capital raise in July 2007, we reduced this outstanding balance to zero. The average interest rate for the year ended December 31, 2007 was 8.67%, compared to 8.48% in 2006.

Income Taxes

Income tax expense, which includes both federal and state taxes, for 2008, 2007 and 2006, was $16.7 million, $11.7 million, and $9.6 million, or 38.1%, 29.8% and 30.5% of income before taxes, respectively. The increase in the effective tax rate from 2007 to 2008 reflects the impact of establishing a valuation allowance for the previously mentioned other than temporary impairments. Excluding, the impact of these impairments and the related tax valuation, the effective tax rate would have been 30.2%. This increase reflects the impact of a higher contribution of underwriting income to pre-tax income and a lower contribution of net investment income in 2008, compared to 2007. Investment income represented 83.6% of pre-tax income for 2008, compared to 67.0% in 2007. This change in proportion reflects the improved underwriting results in 2008, compared to 2007.

The decrease in the effective tax rate from 2006 to 2007 primarily reflects a higher level of tax exempt securities in our investment portfolio, slightly offset by a higher level of income within our fee-based operations, which are taxed at a 35% rate.

Other Than Temporary Impairments

Our policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of the following factors: (1) rating downgrade or other credit event (e.g., failure to pay interest when due); (2) financial condition and near-term prospects of the issuer, including any specific events which may

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

After review of our investment portfolio in relation to our policy, we recorded a pre-tax realized loss of $11.7 million, for the year ended December 31, 2008, related to certain preferred stock investments, including Fannie Mae, Freddie Mac, and Lehman Brothers investments, as well as several corporate bonds and asset-backed and mortgage-backed securities.

At December 31, 2008, we had 365 securities that were in an unrealized loss position. At December 31, 2008, twenty-three of those investments, with an aggregate fair value of $24.5 million and $3.7 million unrealized loss, have been in an unrealized loss position for more than twelve months. Positive evidence considered, where applicable, in reaching our conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific credit events which caused concerns; 2) there were no past due interest payments; 3) our ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 4) changes in fair value were considered normal in relation to overall fluctuations in interest rates.

For additional information regarding our other than temporary impairments and their fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position, please refer to Note 3 — Investments.

Liquidity and Capital Resources

Our principal sources of funds are insurance premiums, investment income, proceeds from the maturity and sale of invested assets from our Insurance Company Subsidiaries, and risk management fees and agency commissions from our non-regulated subsidiaries. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, share repurchases, and debt service.

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from our Insurance Company Subsidiaries is limited by regulatory guidelines. These guidelines generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2008 is $46.2 million. The Insurance Company Subsidiaries, which include the insurance companies acquired in the ProCentury merger, paid ordinary dividends of $46.2 million in 2008. In 2009, the Insurance Company Subsidiaries have the capacity to pay ordinary dividends of $39.5 million without prior regulatory approval. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $31.1 million of extraordinary dividends with prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. No statutory dividends were paid from our Insurance Company Subsidiaries during 2007.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $14.0 million for the year ended December 31, 2008. These earnings were available for debt service.

We have a line of credit totaling $35.0 million, of which there was no outstanding balance at December 31, 2008. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Cash flow provided by operations was $100.9 million, $88.6 million, and $74.3 million in 2008, 2007, and 2006, respectively. The increase in cash from operations reflects growth in underwriting profits, the increase in duration of our reserves, and growth in net investment income.

Other Items

Debentures

The following table summarizes the principal amounts and variables associated with our debentures (in thousands):

					Interest
Year of		Year			Rate at	Principal
Issuance	Description	Callable	Year Due	Interest Rate Terms	12/31/08(1)	Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	5.51%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	6.15%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	6.35%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	5.58%	20,620
	Junior subordinated debentures(2)	2007	2032	Three-month LIBOR, plus 4.00%	6.21%	15,000
	Junior subordinated debentures(2)	2008	2033	Three-month LIBOR, plus 4.10%	6.25%	10,000

					Total	$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)	Represents the junior subordinated debentures acquired in conjunction with the Merger.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

The junior subordinated debentures issued in 2003 and 2005, were issued in conjunction with the issuance of $10.0 million and $20.0 million in mandatory redeemable trust preferred securities to a trust formed by an institutional investor from our unconsolidated subsidiary trusts, respectively.

In relation to the junior subordinated debentures acquired in conjunction with the Merger, we also acquired the remaining unamortized portion of the capitalized issuance costs associated with these debentures. The remaining unamortized portion of the issuance costs we acquired was $625,000. These are included in other assets on the balance sheet. The remaining balance is being amortized over a five year period beginning August 1, 2008, as a component of interest expense.

Interest Rate Swaps

We have entered into interest rate swap transactions to mitigate our interest rate risk on our existing debt obligations. We accrue for these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense.

The following table summarizes the rates and amounts associated with our interest rate swaps (in thousands):

					Fixed Amount at
			Counterparty Interest		December 31,
Effective Date	Expiration Date	Debt Instrument	Rate Terms	Fixed Rate	2008

10/06/2005	05/24/2009	Senior debentures	Three-month LIBOR, plus 4.20%	8.925%	$5,000
10/06/2005	09/16/2010	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	8.340%	20,000
04/23/2008	05/24/2011	Senior debentures	Three-month LIBOR, plus 4.20%	7.720%	7,000
04/23/2008	06/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
04/29/2008	04/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
07/31/2008	07/31/2013	Term loan(1)	Three-month LIBOR	3.950%	60,250
		Junior subordinated
08/15/2008	08/15/2013	debentures(2)	Three-month LIBOR	3.780%	10,000
		Junior subordinated
09/04/2008	09/04/2013	debentures(2)	Three-month LIBOR	3.790%	15,000

(1)	Relates to our term loan, which has an effective date of July 31, 2008 and an expiration date of July 31, 2013. We are required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. We fixed only the variable interest portion of the loan. The actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the credit agreement, as of December 31, 2008.

(2)	Relates to the debentures acquired from the ProCentury merger. We fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

In relation to the above interest rate swaps, the net interest expense incurred for the year ended December 31, 2008, was approximately $763,000. The net interest income received for the years ended December 31, 2007 and 2006, was approximately $172,000 and $67,000, respectively.

The total fair value of the interest rate swaps as of December 31, 2008 and 2007 was approximately ($8.9 million) and ($545,000), respectively. Accumulated other comprehensive income at December 31, 2008 and 2007, included an accumulated loss on the cash flow hedge, net of taxes, of approximately $5.5 million and $484,000, respectively.

Credit Facilities

On July 31, 2008, we executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of our Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. As of December 31, 2008, the outstanding balance on our term loan facility was $60.25 million. We did not have an outstanding balance on our revolving credit facility as of December 31, 2008. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions. These Credit Facilities replaced our prior revolving credit agreement, which was terminated upon the execution of the Credit Facilities. At December 31, 2007, we did not have an outstanding balance on our former revolving line of credit.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at our option, the base rate. The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities. At December 31, 2008, the interest rate on our term loan was 5.95%, which consisted of the fixed rate of 3.95%, plus an applicable margin of 2.00%.

The debt covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.” As of December 31, 2008, we were in compliance with these debt covenants.

Investment Portfolio

As of December 31, 2008 and 2007, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.1 billion and $651.6 million, respectively. Total invested assets included $434.3 million related to ProCentury.

We believe our overall investment portfolio exhibits appropriately conservative characteristics. The duration on the investment portfolio at December 31, 2008 is 4.5 years, compared to 4.3 years at December 31, 2007. Our pre-tax book yield is 4.4%. The current after-tax yield is 3.3%, compared to 3.4% in 2007. Approximately 98.7% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

At December 31, 2008, shareholders’ equity was $438.2 million, or a book value of $7.64 per common share, compared to $301.9 million, or a book value of $8.16 per common share, at December 31, 2007. In

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

conjunction with the share consideration portion of the purchase price, we issued 21.1 million shares, or $122.7 million of new equity.

At our board meeting on July 25, 2008, our Board of Directors authorized us to purchase up to 3,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaced the existing share repurchase plan authorized in October 2007. For the year ended December 31, 2008, we purchased and retired 800,000 shares of common stock for a total cost of approximately $4.9 million. We did not repurchase any common stock during 2007.

Cash dividends paid to common shareholders totaled $3.8 million in 2008. Dividends to common shareholders were not paid in 2007 or 2006. On February 13, 2009, our Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend is payable on March 30, 2009, to shareholders of record as of March 13, 2009.

When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, cash flow, liquidity needs, results of operations, industry conditions, overall financial condition and other relevant factors. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our Insurance Company Subsidiaries.

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

As of December 31, 2008, we recorded an increase to goodwill of $10.7 million. This increase was primarily related to a $9.1 million adjustment on the holding company to a deferred tax liability related to the other intangible assets related to the agent relationships and the trade name. The remaining increase to goodwill was primarily related to adjustments recorded to reflect updated information on certain accruals and related expenses as more refined information became available during the fourth quarter of 2008.

USSU Acquisition

Effective January 31, 2008, we exercised our option to purchase the remainder of the economics related to the acquisition of the USSU business in April 2007, by terminating the Management Agreement for a payment of $20.9 million. As a result, we recorded an increase to other intangible assets of approximately $4.9 million and an increase to goodwill of approximately $16.0 million.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

	For the Years Ended December 31,
	2008	2007	2006

Net earned premiums	$369,721	$268,197	$254,920
Less: Consolidated net loss and LAE	212,885	150,969	146,293
Intercompany claim fees	16,296	13,058	12,553

Unconsolidated net loss and LAE	229,181	164,027	158,846

Consolidated policy acquisition and other underwriting expenses	69,349	53,717	50,479
Intercompany administrative and other underwriting fees	46,371	37,890	37,442

Unconsolidated policy acquisition and other underwriting expenses	115,720	91,607	87,921

Underwriting income	$24,820	$12,563	$8,153

GAAP combined ratio as reported	93.3%	95.4%	96.8%
Specialty risk management operations pre-tax income	$60,897	$47,898	$38,292
Less: Underwriting income	24,820	12,563	8,153
Net investment income and realized (losses) gains	25,202	26,550	22,144

Fee-based operations pre-tax income	10,875	8,785	7,995
Agency operations pre-tax income	1,142	2,087	2,609

Total fee-for-service pre-tax income	$12,017	$10,872	$10,604

GAAP expense ratio as reported	31.3%	34.2%	34.5%
Adjustment to include pre-tax income from total fee-for-service income(1)	3.3%	4.1%	4.2%

GAAP expense ratio as adjusted	28.0%	30.1%	30.3%
GAAP loss and LAE ratio as reported	62.0%	61.2%	62.3%

GAAP combined ratio as adjusted	90.0%	91.3%	92.6%

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

	For the Years Ended December 31,
	2008	2007	2006

Reconciliation of consolidated pre-tax income:
Specialty risk management operations pre-tax income:
Fee-based operations pre-tax income	$10,875	$8,785	$7,995
Underwriting income	24,820	12,563	8,153
Net investment income and realized (losses) gains	25,202	26,550	22,144

Total specialty risk management operations pre-tax income	60,897	47,898	38,292
Agency operations pre-tax income	1,142	2,087	2,609
Less: Holding company expenses	4,253	2,638	2,830
Interest expense	7,681	6,030	5,976
Amortization expense	6,310	1,930	590

Consolidated pre-tax income	$43,795	$39,387	$31,505

(1)	Adjustment to include pre-tax income from total fee-for-service income is calculated by dividing total fee-for-service income by net earned premiums.

Regulatory

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from our Insurance Company Subsidiaries is limited by regulatory guidelines. These guidelines generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2008 is $46.2 million. The Insurance Company Subsidiaries, which include the insurance companies acquired in the ProCentury merger, have paid ordinary dividends of $46.2 million in 2008. In 2009, the Insurance Company Subsidiaries have the capacity to pay ordinary dividends of $39.5 million without prior regulatory approval. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $31.1 million of extraordinary dividends with prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. No statutory dividends were paid from our Insurance Company Subsidiaries during 2007.

Our Insurance Company Subsidiaries are required to maintain certain deposits with regulatory authorities, which totaled $100.9 million and $115.2 million at December 31, 2008 and 2007, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2008 (in thousands):

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Non-regulated companies:
Term Loan	$60,250	$10,375	$26,000	$23,875	$—
Lines of Credit(1)	—	—	—	—	—
Note Payable, non-interest bearing	2,150	2,150	—	—	—
Debentures(2):
Senior debentures due 2034; issued $13.0 million	13,000	—	—	—	13,000
Senior debentures due 2034; issued $12.0 million	12,000	—	—	—	12,000
Junior subordinated debentures due 2035; issued $20.6 million	20,620	—	—	—	20,620
Junior subordinated debentures due 2033; issued $10.3 million	10,310	—	—	—	10,310
Junior subordinated debentures due 2032; issued $15.0 million(3)	15,000	—	—	—	15,000
Junior subordinated debentures due 2033; issued $10.0 million(3)	10,000	—	—	—	10,000

Total Debt	143,330	12,525	26,000	23,875	80,930

Interest on Term Loan(4)	9,440	3,412	4,721	1,307	—
Interest on Debentures:
Senior debentures due 2034; issued $13.0 million	7,224	1,032	2,064	2,064	2,064
Senior debentures due 2034; issued $12.0 million	6,906	987	1,973	1,973	1,973
Junior subordinated debentures due 2035; issued $20.6 million	11,918	1,703	3,405	3,405	3,405
Junior subordinated debentures due 2033; issued $10.3 million	5,733	819	1,638	1,638	1,638
Junior subordinated debentures due 2032; issued $15.0 million(3)	8,180	1,169	2,337	2,337	2,337
Junior subordinated debentures due 2033; issued $10.3 million(3)	5,516	788	1,576	1,576	1,576

Total Interest Payable	54,917	9,910	17,714	14,300	12,993

Operating lease obligations(5)	16,651	4,031	7,287	5,113	220

Regulated companies:
Losses and loss adjustment expenses(6)	885,697	249,990	330,398	156,740	148,569

Total	$1,100,595	$276,456	$381,399	$200,028	$242,712

(1)	Relates to our revolving line of credit, which currently does not have an outstanding balance.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

(2)	Five year call feature associated with debentures, estimated seven year repayment. For a description of our debentures and related interest rate terms, as well as actual rates in accordance with our interest rate swap transactions, refer to Note 8 — Debt and Note 9 — Derivative Instruments.

(3)	Relates to the junior subordinated debentures acquired in conjunction with the ProCentury merger.

(4)	For a description of our term loan and its interest rate terms, as well as actual rates in accordance with our interest rate swap transaction, refer to Note 8 — Debt and Note 9 — Derivative Instruments.

(5)	Consists of rental obligations under real estate leases related to branch offices. In addition, includes amounts related to equipment leases.

(6)	The loss and loss adjustment expense payments do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of our gross losses and loss adjustment expenses. In addition, we have anticipated cash receipts on reinsurance recoverables on unpaid losses and loss adjustment expenses of $260.4 million, of which we estimate that these payments to be paid for losses and loss adjustment expenses for the periods less than one year, one to three years, three to five years, and more than five years to be $55.6 million, $92.2 million, $65.3 million, and $47.3 million, respectively, resulting in net losses and loss adjustment expenses of $194.4 million, $238.2 million, $91.4 million, and $101.3 million, respectively.

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

With the ProCentury merger our Compensation Committee and Board of Directors determined that our need for successfully integrating ProCentury associates into our LTIP would be heightened and shareholder value increased, if all participants were in the same plan beginning in 2009. As a result, our Compensation Committee approved the termination of our current 2007-2009 LTIP effective December 31, 2008 and established a new plan for 2009-2011 based on new performance targets. Based on this amendment, the current LTIP participants would receive their award based on a two-year performance period, rather than a three-year period. Therefore, the total award would be approximately two-thirds of the original three-year

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

award. There were no accounting adjustments as a result of the amendment as there were no changes to the underlying plan, only an adjustment to the performance period.

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

At December 31, 2008, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required.

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of December 31, 2008, on a statutory consolidated basis, including the insurance company subsidiaries acquired in the ProCentury merger, gross and net premium leverage ratios were 1.4 to 1.0 and 1.2 to 1.0, respectively.

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

In 2008, our Insurance Company Subsidiaries generated four ratios that varied from the “usual value” range. The variations and reasons are set forth below:

Ratio	Usual Range	Value

Company: Williamsburg
Gross Agents’ Balances to Policyholders’ Surplus	Under 40%	40%(1)
Company: ProCentury Insurance Company
Adjusted Liabilities to Liquid Assets	Under 105%	106%(2)
Company: Century Surety Company
Gross Change in Policyholders’ Surplus	Over -10% or Under 50%	(20)%(3)
Change in Adjusted Policyholders’ Surplus	Over -10% or Under 25%	(20)%(3)

(1)	The Gross Agents’ Balances to Policyholders’ Surplus on Williamsburg was impacted by our Intercompany Reinsurance Pooling Agreement. Williamsburg’s assumed premium receivable increased

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

$6.3 million as a result of the intercompany pooling. Excluding the intercompany pooling, this ratio would have been within the usual range for 2008.

(2)	Adjusted Liabilities to Liquid Assets on ProCentury Insurance Company is outside the usual range primarily from the result of a reinsurance pooling agreement whereby its parent, Century Surety Company, has withheld $30.4 million in accordance with a provision included in the agreement for funds held to secure unearned premiums and liabilities for loss and loss adjustment expenses.

(3)	Both the Gross Change in Policyholders’ Surplus and Change in Adjusted Policyholders’ Surplus are outside the usual range for Century Surety Company primarily as a result of paying its parent the maximum ordinary dividend of $27.4 million in 2008.

Reinsurance Considerations

We seek to manage the risk exposure of our Insurance Company Subsidiaries, including those insurance company subsidiaries we acquired in the ProCentury merger, and our clients through the purchase of excess-of-loss and quota share reinsurance. Our reinsurance requirements are analyzed on a specific program basis to determine the appropriate retention levels and reinsurance coverage limits. We secure this reinsurance based on the availability, cost, and benefits of various reinsurance alternatives.

Reinsurance does not legally discharge an insurer from its primary liability for the full amount of risks assumed under insurance policies it issues, but it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers.

In regard to our excess-of-loss reinsurance, we manage our credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective or existing reinsurers. We generally do not seek collateral where the reinsurer is rated “A−” or better by A. M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. The following table sets forth information relating to our five largest unaffiliated excess-of-loss reinsurers based upon ceded premium as of December 31, 2008:

	Reinsurance Premium Ceded	Reinsurance Recoverable	A.M. Best
Reinsurer	December 31, 2008	December 31, 2008	Rating
	(In thousands)	(In thousands)

Munich Reinsurance America	$10,004	$20,152	A+
Motors Insurance Corporation	9,482	19,694	A−
Lloyds Syndicate Number 2003	7,535	9,157	A
Swiss Reinsurance Corporation	6,834	12,014	A
Aspen Insurance UK Ltd.	4,636	16,457	A

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Convertible Note

In December 2005, we entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At December 31, 2008, the estimated fair value of the derivative is not material to the financial statements.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP, not its auditors. SFAS No. 162 is effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial position and results of operations.

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

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”), which is effective for interim and annual reporting periods ending after December 15, 2008. FSP EITF 99-20-1 amends EITF 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”). FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, FSP EITF 99-20-1 requires that an other than temporary

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

impairment be recognized as a realized loss through earnings when it is probable there has been an adverse change in the estimated cash flows from those previously projected, which is consistent with the impairment model in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” We are in the process of evaluating the impact of FSP EITF 99-20-1, but believe the adoption of FSP EITF 99-20-1 will not have a material impact our consolidated financial condition or results of operations.

Related Party Transactions

At December 31, 2008 and 2007, we held an $852,000 and $870,000 note receivable from one of our executive officers, including $191,000 and $209,000 of accrued interest, respectively. This note arose from a transaction in late 1998 in which we loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note bears interest equal to the rate charged pursuant to our revolving credit agreement and is due on demand any time after January 1, 2002. As of December 31, 2008, the rate was 3.42%. The loan is partially collateralized by 64,718 shares of our common stock under a stock pledge agreement. For the years ended December 31, 2008 and 2007, $43,800 and $43,800, respectively, have been paid against the loan. As of December 31, 2008, the cumulative amount that has been paid against this loan was $206,600. Refer to Note 20 — Related Party Transaction for further information.

MEADOWBROOK INSURANCE GROUP, INC.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2008. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At December 31, 2008, our fixed income portfolio had a modified duration of 4.47, compared to 4.30 at December 31, 2007.

At December 31, 2008, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.0 billion. Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income. These investments, which were acquired as a result of our Merger with ProCentury, comprise 2.4% of our investment portfolio.

Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. We continue to increase our holdings of tax-exempt securities based on our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2007. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. “Near term” means a period of up to one year from the date of the consolidated financial statements. In our sensitivity model, we use fair values to measure our potential loss of debt securities assuming an upward parallel shift in interest rates to measure the hypothetical change in fair values. The table below presents our model’s estimate of changes in fair values given a change in interest rates. Dollar values are in thousands.

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps

Fair Value	$1,027,299	$984,169	$931,577
Yield to Maturity or Call	3.97%	4.91%	5.86%
Effective Duration	4.23	4.81	5.12

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At December 31, 2008, we had debentures of $80.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000. At December 31, 2007, we had debentures of $55.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $559,000.

Our term loan is subject to variable interest rates. Thus, our interest expense on our term loan is directly correlated to market interest rates. At December 31, 2008, we had an outstanding balance on our term loan of

MEADOWBROOK INSURANCE GROUP, INC.

$60.25 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $602,500. At December 31, 2007, we did not have any outstanding term loans.

We have entered into interest rate swap transactions to mitigate our interest rate risk on our existing debt obligations. We accrue for these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense. Refer to Note 9 — Derivative Instruments for further detail relating to our interest rate swap transactions.

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At December 31, 2008 and 2007, we did not have an outstanding balance on our revolving line of credit.

Item 8.	Financial Statements and Supplementary Data

Refer to list of Financial Statement Schedules and Note 22 — Quarterly Financial Data (Unaudited) of the Notes to the Consolidated Financial Statements.

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

As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that material information relating to us is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the

MEADOWBROOK INSURANCE GROUP, INC.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on our assessment, we concluded that, as of December 31, 2008, our internal controls over financial reporting was effective based on those criteria.

Our assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls of ProCentury, Five months of earnings of ProCentury are included in the financial statements of the Company as of and for the year ended December 31, 2008. As of December 31, 2008, ProCentury constituted approximately $584.8 million and $141.3 million of total assets and net assets, respectively, and $80.1 million and ($2.7 million) of revenues and net loss, respectively, for the year then ended.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The information required by this item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 14, 2009, which is hereby incorporated by reference. Our Code of Conduct can be found on our website www.meadowbrook.com.

MEADOWBROOK INSURANCE GROUP, INC.

Item 11.	Executive Compensation

The information required by this item is included under the captions “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 14, 2009, which is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 14, 2009, which is hereby incorporated by reference.

Equity Compensation Plan Information
Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	64,750	$16.03	779,601
Equity compensation plans not approved by security holders	—	—	—

Total	64,750	$16.03	779,601

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Party Transactions” and “Independence Determination” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 14, 2009, which is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 14, 2009, which is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(A) The following documents are filed as part of this Report:

		Page

1.	List of Financial Statements:
	Report of Independent Registered Public Accounting Firm on Financial Statements	79
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	80
	Consolidated Balance Sheet — December 31, 2008 and 2007	81
	Consolidated Statement of Income — For Years Ended December 31, 2008, 2007, and 2006	82
	Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2008, 2007, and 2006	83
	Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2008, 2007, and 2006	84
	Consolidated Statement of Cash Flows — For Years Ended December 31, 2008, 2007, and 2006	85
	Notes to Consolidated Financial Statements	86-125
2.	Financial Statement Schedules
	Schedule I Summary of Investments Other Than Investments in Related Parties	126
	Schedule II Condensed Financial Information of Registrant	127-130
	Schedule III Supplementary Insurance Information	131-133
	Schedule IV Reinsurance	134
	Schedule V Valuation and Qualifying accounts	135
	Schedule VI Supplemental Information Concerning Property and Casualty Insurance Operations	136
3.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadowbrook Insurance Group, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Detroit, Michigan
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

We have audited Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Meadowbrook Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ProCentury Corporation, which is included in the 2008 consolidated financial statements of Meadowbrook Insurance Group, Inc. and constituted $593.8 million and $141.3 million of total and net assets, respectively, as of December 31, 2008 and $80.1 million and ($2.7 million) of revenues and net income (loss), respectively, for the year then ended. Our audit of internal control over financial reporting of Meadowbrook Insurance Group, Inc. also did not include an evaluation of the internal control over financial reporting of ProCentury Corporation.

In our opinion, Meadowbrook Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Detroit, Michigan
March 16, 2009

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007
	(In thousands,
	except share data)

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $977,613 and $604,829 in 2008 and 2007, respectively)	$986,483	$610,756
Equity securities available for sale, at fair value (cost of $27,660 and $0 in 2008 and 2007, respectively)	22,577	—
Cash and cash equivalents	76,588	40,845
Accrued investment income	10,441	6,473
Premiums and agent balances receivable (net of allowance of $2,945 and $2,747 in 2008 and 2007, respectively)	117,675	87,341
Reinsurance recoverable on:
Paid losses	8,337	1,053
Unpaid losses	260,366	198,461
Prepaid reinsurance premiums	31,885	17,763
Deferred policy acquisition costs	56,454	26,926
Deferred income taxes, net	22,718	14,936
Goodwill	119,028	43,497
Other intangible assets	46,951	17,078
Other assets	54,413	48,837

Total assets	$1,813,916	$1,113,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$885,697	$540,002
Unearned premiums	282,086	153,927
Debt	60,250	—
Debentures	80,930	55,930
Accounts payable and accrued expenses	27,839	22,604
Reinsurance funds held and balances payable	27,793	16,416
Payable to insurance companies	3,221	6,231
Other liabilities	7,930	16,962

Total liabilities	1,375,746	812,072

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 57,341,989 and 36,996,287 shares issued and outstanding	573	370
Additional paid-in capital	314,641	194,621
Retained earnings	127,157	104,274
Note receivable from officer	(852)	(870)
Accumulated other comprehensive (loss) income	(3,349)	3,499

Total shareholders’ equity	438,170	301,894

Total liabilities and shareholders’ equity	$1,813,916	$1,113,966

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share data)

Revenues
Premiums earned
Gross	$455,782	$337,099	$327,287
Ceded	(86,061)	(68,902)	(72,367)

Net earned premiums	369,721	268,197	254,920
Net commissions and fees	42,904	45,988	41,172
Net investment income	36,624	26,400	22,075
Net realized (losses) gains	(11,422)	150	69

Total revenues	437,827	340,735	318,236

Expenses
Losses and loss adjustment expenses	282,822	191,885	212,383
Reinsurance recoveries	(69,937)	(40,916)	(66,090)

Net losses and loss adjustment expenses	212,885	150,969	146,293
Salaries and employee benefits	62,862	56,433	54,569
Policy acquisition and other underwriting expenses	69,294	53,717	50,479
Other administrative expenses	35,000	32,269	28,824
Amortization expense	6,310	1,930	590
Interest expense	7,681	6,030	5,976

Total expenses	394,032	301,348	286,731

Income before taxes and equity earnings	43,795	39,387	31,505

Federal and state income tax expense	16,667	11,726	9,599
Equity earnings of affiliates	269	331	128

Net income	$27,397	$27,992	$22,034

Earnings Per Share
Basic	$0.61	$0.85	$0.76
Diluted	$0.61	$0.85	$0.75
Weighted average number of common shares
Basic	44,810,944	33,007,200	28,963,228
Diluted	44,995,712	33,101,965	29,566,141

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net income	$27,397	$27,992	$22,034
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities	(12,960)	4,810	152
Net deferred derivative (loss) gain — hedging activity	(5,457)	(484)	121
Less: reclassification adjustment for investment losses included in net income	11,569	10	20

Other comprehensive (loss) income	(6,848)	4,336	293

Comprehensive income	$20,549	$32,328	$22,327

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	For the Years Ended December 31, 2008, 2007, and 2006
					Accumulated
					Other
		Additional		Note	Comprehensive	Total
	Common	Paid-In	Retained	Receivable	Income	Shareholders’
	Stock	Capital	Earnings	from Officer	(Loss)	Equity
	(In thousands)

Balances January 1, 2006	$287	$124,819	$54,248	$(859)	$(1,130)	$177,365
Unrealized appreciation on available for sale securities	—	—	—	—	172	172
Net deferred derivative gain — hedging activity	—	—	—	—	121	121
Long term incentive plan; stock award	—	897	—	—	—	897
Stock-based employee compensation	—	121	—	—	—	121
Issuance of 791,038 shares of common stock	8	4,153	—	—	—	4,161
Retirement of 355,229 shares of common stock	(4)	(3,162)	—	—	—	(3,166)
Note receivable from an officer	—	—	—	(12)	—	(12)
Net income	—	—	22,034	—	—	22,034

Balances December 31, 2006	291	126,828	76,282	(871)	(837)	201,693
Unrealized appreciation on available for sale securities	—	—	—	—	4,820	4,820
Net deferred derivative loss — hedging activity	—	—	—	—	(484)	(484)
Long term incentive plan; stock award for 2007-2009 plan years	—	772	—	—	—	772
Long term incentive plan; stock award for 2004-2006 plan years	4	(1,845)				(1,841)
Stock-based employee compensation	—	2	—	—	—	2
Issuance of 244,574 shares of common stock	3	1,373	—	—	—	1,376
Retirement of 89,466 shares of common stock	(1)	(1,020)	—	—	—	(1,021)
Equity offering issuance of 6,437,500 shares of common stock	64	58,520				58,584
Issuance of 907,935 shares of common stock for acquisition of business of USSU	9	9,991				10,000
Note receivable from an officer	—	—	—	1	—	1
Net income	—	—	27,992	—	—	27,992

Balances December 31, 2007	370	194,621	104,274	(870)	3,499	301,894
Unrealized depreciation on available for sale securities	—	—	—	—	(1,391)	(1,391)
Net deferred derivative loss — hedging activity	—	—	—	—	(5,457)	(5,457)
Dividends declared at $0.02 per share			(3,797)			(3,797)
Long term incentive plan; stock award for 2007-2008 plan years	—	1,902	—	—	—	1,902
Issuance of 31,745 shares of common stock		149	—	—	—	148
Retirement of 7,000 shares of common stock		(65)	—	—	—	(65)
Repurchase of 800,000 shares of common stock	(8)	(4,217)	(717)	—	—	(4,942)
Issuance of 21,122,990 shares of common stock for merger with ProCentury Corporation	211	122,514	—	—	—	122,725
Purchase accounting adjustments related to the merger with ProCentury Corporation		(263)				(263)
Note receivable from an officer	—	—	—	18	—	18
Net income	—	—	27,397	—	—	27,397

Balances December 31, 2008	$573	$314,641	$127,157	$(852)	$(3,349)	$438,170

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash Flows From Operating Activities
Net income	$27,397	$27,992	$22,034
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	6,310	1,930	590
Amortization of deferred debenture issuance costs	496	353	236
Depreciation of furniture, equipment, and building	3,953	3,147	2,553
Net accretion of discount and premiums on bonds	3,080	2,707	2,646
Loss on investments	11,569	16	30
Gain on sale of fixed assets	(88)	(88)	(88)
Stock-based employee compensation	—	2	121
Incremental tax benefits from stock options exercised	(80)	(728)	(1,532)
Long term incentive plan expense	817	772	897
Deferred income tax expense	2,742	(1,538)	741
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	6,162	2,111	(771)
Reinsurance recoverable on paid and unpaid losses	(23,667)	3,166	(98)
Prepaid reinsurance premiums	3,572	2,662	4,162
Deferred policy acquisition costs	(2,092)	976	(1,531)
Other assets	6,848	13	(1,044)
Increase (decrease) in:
Losses and loss adjustment expenses	56,163	38,925	42,400
Unearned premiums	1,901	9,352	3,585
Payable to insurance companies	(3,009)	789	(1,242)
Reinsurance funds held and balances payable	(2,533)	1,292	(116)
Other liabilities	1,376	(5,244)	718

Total adjustments	73,520	60,615	52,257

Net cash provided by operating activities	100,917	88,607	74,291

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(171,750)	(393,676)	(201,920)
Proceeds from sale of equity securities available for sale	79	—	—
Proceeds from sales and maturities of debt securities available for sale	168,582	272,337	116,978
Capital expenditures	(3,007)	(3,109)	(4,850)
Purchase of books of business	(2,454)	(3,344)	(834)
Acquisition of U.S. Specialty Underwriters, Inc.(1)	(20,971)	(12,644)	—
Merger with ProCentury, net of cash acquired	(82,039)	—	—
Loan receivable	(1,656)	(310)	(202)
Net cash (withheld) deposited in funds held	(3,055)	344	529

Net cash used in investing activities	(116,271)	(140,402)	(90,299)

Cash Flows From Financing Activities
Proceeds from lines of credit	73,000	19,025	14,078
Payment of lines of credit	(12,750)	(26,025)	(14,078)
Book overdrafts	(384)	(39)	142
Dividend paid on common stock	(3,797)	—	—
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	—	(1,841)	—
Stock options exercised	4	(374)	(538)
Share repurchases of common stock	(4,942)	—	—
Incremental tax benefits from stock options exercised	80	728	1,532
Net proceeds received from public equity offering	—	58,585	—
Other financing activities	(114)	(295)	(290)

Net cash provided by financing activities	51,097	49,764	846

Net increase (decrease) in cash and cash equivalents	35,743	(2,031)	(15,162)
Cash and cash equivalents, beginning of year	40,845	42,876	58,038

Cash and cash equivalents, end of year	$76,588	$40,845	$42,876

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,513	$5,894	$5,616
Net income taxes paid	$10,855	$11,557	$9,159
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Tax benefit from stock options	$80	$728	$1,532
Stock-based employee compensation	$—	$2	$121
Common stock portion of purchase price for acquisition of U.S. Specialty Underwriters, Inc.	$—	$10,000	$—
Common stock portion of purchase price for merger with ProCentury Corporation	$122,725	$—	$—

(1)	Effective January 31, 2008, the Company exercised its option to purchase the remainder of the economics related to the acquisition of the USSU business.

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

On February 20, 2008, Meadowbrook Insurance Group, Inc. (“Meadowbrook” or the “Company”) and ProCentury Corporation (“ProCentury”) entered into a merger agreement (the “Merger Agreement”) pursuant to which ProCentury and its wholly owned subsidiaries, became a wholly owned subsidiary of Meadowbrook as of August 1, 2008 (the “Merger”). Meadowbrook has accounted for the Merger as a purchase business combination and has applied fair value estimates to the acquired assets and liabilities of ProCentury as of August 1, 2008. As a result of the Merger, the consolidated financial statements presented herein for periods ending prior to the effective date of the Merger are the consolidated financial statements and other financial information of Meadowbrook. The Consolidated Balance Sheet at December 31, 2008 and the Consolidated Statement of Income for the year ended December 31, 2008, reflect the consolidated results of Meadowbrook and ProCentury commencing on August 1, 2008. Refer to Note 2 — ProCentury Merger, for additional discussion of the Merger and a pro forma presentation of financial results of the combined company.

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

Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46(R), the Company does not consolidate its subsidiaries, Meadowbrook Capital Trust I and II (the “Trusts”), as they are not variable interest entities and the Company is not the primary beneficiary of the Trusts. The consolidated financial statements, however, include the equity earnings of the Trusts. In addition and in accordance with FIN 46(R), the Company does not consolidate its subsidiary American Indemnity Insurance Company, Ltd. (“American Indemnity”). While the Company and its subsidiary Star are the common shareholders, they are not the primary beneficiaries of American Indemnity. The consolidated financial statements, however, include the equity earnings of American Indemnity.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments

The Company’s investment securities are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes and, accordingly have no effect on net income.

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

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments

The Company’s investment portfolio is primarily invested in debt securities classified as available for sale, with a concentration in fixed income securities of a high quality. The Company’s policy for the evaluation of temporarily impaired securities to determine whether the impairment is other than temporary is based on analysis of the following factors: (1) rating downgrade or other credit event (e.g., failure to pay interest when due); (2) financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; (3) prospects for the issuer’s industry segment, and (4) intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in fair value. The Company evaluates its investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other than temporarily impaired are written down to their estimated net fair value and the related losses are recognized in operations.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

After the Company’s review of its investment portfolio in relation to the above policy, the Company recorded a pre-tax realized loss of $11.7 million, for the year ended December 31, 2008, related to certain preferred stock investments, including Fannie Mae, Freddie Mac, and Lehman Brothers investments, as well as several corporate bonds and asset-backed and mortgage-backed securities. There were no impaired investments written down in 2007 or 2006.

Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), FASB Emerging Issues Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” requires us to periodically update our best estimate of cash flows over the life of the security. If management determines that the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other than temporary impairment is recognized.

Losses and Loss Adjustment Expenses and Reinsurance Recoverables

The liability for losses and loss adjustment expenses (“LAE”) represents case base estimates of reported unpaid losses and LAE and actuarial estimates of incurred but not reported (“IBNR”) losses and LAE. In addition, the liability for losses and loss adjustment expenses represents estimates received from ceding reinsurers on assumed business. Such liabilities, by necessity, are based upon estimates and, while management believes the amount of its reserves is adequate, the ultimate liability may be greater or less than the estimate.

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

In addition to case reserves and in accordance with industry practice, the Company maintains estimates of reserves for losses and LAE IBNR. The Company projects an estimate of ultimate losses and LAE expenses at each reporting date. The difference between the projected ultimate loss and LAE reserves and the case loss and LAE reserves, is carried as IBNR reserves. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, the Company estimates the ultimate liability for losses and LAE, net of reinsurance recoverables.

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

The methods for making such estimates and for establishing the loss reserves and reinsurance recoverables are continually reviewed and updated. There were no significant changes in key assumptions during 2008, 2007 and 2006.

Revenue Recognition

Premiums written, which include direct, assumed, and ceded premiums are recognized as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written that are

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable to the unexpired terms of policies in force. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received and actuarial estimates.

For the year ended December 31, 2008, total assumed written premiums were $8.1 million, of which $1.0 million relates to assumed business the Company manages directly. The remaining $7.1 million of assumed written premiums relates to residual markets, mandatory assumed pool business, and other unaffiliated entities. For the year ended December 31, 2007, total assumed written premiums were $39.2 million, of which $31.0 million relates to assumed business the Company manages directly. The remaining $8.2 million of assumed written premiums relates to residual markets and mandatory assumed pool business.

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

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts. The Company reduces these costs for premium deficiencies. There were no premium deficiencies for the years ended December 31, 2008, 2007 and 2006.

Participating Policyholder Dividends

The Company’s method for determining policyholder dividends is a combination of subjective and objective decisions, which may include loss ratio analysis for the specific program and the Company’s overall business strategy. The Company determines the total dividends to be paid and then obtains the approval of the

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board of Directors to pay up to a certain amount. At December 31, 2008 and 2007, the Company had $1.0 million and $1.3 million accrued for policyholder dividends, respectively.

Furniture and Equipment

Furniture and equipment are stated at cost, net of accumulated depreciation, and are primarily depreciated using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in income. Repairs and maintenance are charged to operations when incurred.

Goodwill and Other Intangible Assets

The Company is required to test, at least annually, all existing goodwill for impairment using a fair value approach, on a reporting unit basis. The Company’s annual assessment date for goodwill impairment testing is October 1st. Also pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” the Company is required to test for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Refer to Note 16 — Goodwill and Other Intangible Assets for further information.

Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income.

The Company and its subsidiaries file a consolidated federal income tax return in accordance with a tax sharing agreement, whereby allocation is made primarily on a separate return basis with current credit for any net operating losses or other items utilized in the consolidated tax return.

The Company utilizes the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts which are more likely than not to be realized.

At December 31, 2008, the Company had a net deferred tax asset of $22.7 million. Realization of the deferred tax asset is dependent upon generating sufficient taxable income to absorb the applicable reversing temporary differences. A valuation allowance is established if, based upon certain facts and/or circumstances, management believes some or all of certain tax assets will not be realized. At December 31, 2008, the Company established a valuation allowance of $8.7 million related to unrealized losses on equity securities and other than temporary impairments that, upon realization, could not be offset by past or future capital gains, of which $4.0 million was recorded as an adjustment to goodwill and the remainder was recorded through the statement of operations. The Company did not record a valuation allowance at December 31, 2007. Management periodically evaluates the adequacy of related valuation allowances, taking into account

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

open tax positions, tax assessments received and tax law changes. This evaluation involves the use of estimates and a high degree of management judgment. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities and reserves.

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

Long Term Incentive Plan

The Company maintains a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period. At the end of a three-year performance period, and if the performance targets for that period are achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP for the current performance period. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a stock award. If the Company achieves the performance targets for the three-year performance period, payment of the cash portion of the award would be made in three annual installments, with the first payment being paid as of the end of the that performance period and the remaining two payments to be paid in the subsequent two years. Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause. The portion of the award to be paid in the form of stock will be issued as of the end of that performance period. The number of shares of the Company’s common stock subject to the stock award shall equal the dollar amount of one-half of the LTIP award divided by the market value of Company’s common stock on the first date of the beginning of the performance period. The stock awards shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Compensation Committee of the Board of Directors, as included in the LTIP. Refer to Note 13 - Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan for related disclosure on the Company’s change in the three-year performance period for its LTIP for the current plan years.

Deferred Compensation Plan

The Company maintains an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company maintains the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess Plan is funded solely by the participating employees and maintained primarily for the purpose of providing deferred compensation benefits for eligible employees.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the year, while diluted earnings per share includes the weighted average number of common shares and

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential dilution from shares issuable pursuant to stock options or stock awards using the treasury stock method.

Outstanding options of 63,250, 98,807, and 112,959 for the periods ended December 31, 2008, 2007, and 2006, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 71, 16,495, and 126,660 for the years ended December 31, 2008, 2007, and 2006, respectively. Shares related to the LTIP included in diluted earnings per share were 184,697, 78,270, and 476,252 for the years ended December 31, 2008, 2007 and 2006, respectively.

Comprehensive Income

Comprehensive income (loss) encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income, net unrealized capital gains or losses on available for sale securities, and net deferred derivative gains or losses on hedging activity.

Derivative Instruments

The Company has entered into interest rate swap transactions in order to mitigate its interest rate risk on its debt obligations. The Company accounts for these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. Under SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. Any portion of the hedge deemed to be ineffective is recognized within the consolidated statements of income. The Company does not use interest rate swaps for trading or other speculative purposes.

In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This note is convertible at the option of the Company based upon a pre-determined formula. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At December 31, 2008, the estimated fair value of the derivative was not material to the financial statements.

Fair Value Disclosures

Due to the short-term nature of cash and cash equivalents, premiums and agent balances receivable, reinsurance recoverables, accrued interest, and other assets their estimated fair value approximates their carrying value. Since debt and equity securities are recorded in the financial statements at their estimated fair value as securities available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” their carrying value is their estimated fair value. The Company’s long term debt, including its debentures, line of credit, accrued expenses and other liabilities, reinsurance balances payable are either short term in nature or based on current market prices, so their estimated fair value approximates their carrying value. In addition, the Company’s derivative instruments, as disclosed in Note 9 — Derivative Instruments, are recorded in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and therefore are recorded at fair value.

Shareholder Rights Plan (“Rights Agreement”)

On September 15, 1999, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. Each Right entitles the registered holder to purchase

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the Company one one-hundredth of a share of Series A Preferred Stock, at a price of $80.00 per one one-hundredth of a share of preferred stock (“the Purchase Price”), subject to adjustment.

The Rights are not exercisable until the earlier to occur of: (i) ten business days following the date of public announcement by the Company or a person or group (“Acquiring Person”) that the Acquiring Person has acquired beneficial ownership of fifteen percent or more of the outstanding shares of common stock, (ii) ten business days (or such later date as determined by the Board of Directors) following the commencement of a tender offer or exchange offer, or (iii) ten business days following the date on which a majority of the Continuing Directors (as defined in the Rights Agreement) informs the Company of the existence of an Acquiring Person (“the Distribution Date”). Unless extended, the Rights will expire on October 15, 2009. At any time prior to the time an Acquiring Person becomes such, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right. The effect of the triggering of the Rights would be to significantly dilute the ownership percentage of any person as described in (i) through (iii) above.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 in the first quarter of 2008 and appropriate disclosures are provided in Note 4 — Fair Value Measurements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP, not its auditors. SFAS No. 162 is effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”), which is effective for interim and annual reporting periods ending after December 15, 2008. FSP EITF 99-20-1 amends EITF 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests and

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”). FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, FSP EITF 99-20-1 requires that an other than temporary impairment be recognized as a realized loss through earnings when it is probable there has been an adverse change in the estimated cash flows from those previously projected, which is consistent with the impairment model in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company is in the process of evaluating the impact of FSP EITF 99-20-1, but believes the adoption of FSP EITF 99-20-1 will not have a material impact its consolidated financial condition or results of operations.

2.	Procentury Merger

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

The Merger was accounted for under the purchase method of accounting, which resulted in initial goodwill of $48.8 million equaling the excess of the purchase price over the fair value of identifiable assets. Goodwill is not amortized, but is subject to at least annual impairment testing. Identifiable intangibles of $21.0 million and $5.0 million were recorded related to agent relationships and trade names, respectively.

As of December 31, 2008, the Company recorded an increase to goodwill of $10.7 million. This increase was primarily related to a $9.1 million adjustment to record a deferred tax liability related to the other intangible assets related to the agent relationships and the trade name. The remaining increase to goodwill was primarily related to adjustments recorded to reflect updated information on certain accruals and related expenses as more refined information became available during the Company’s fourth quarter review.

ProCentury is a specialty insurance company, which primarily underwrites general liability, commercial property, environmental, garage keepers, commercial multi-peril, commercial auto, surety, and marine insurance primarily in the excess and surplus lines, or “non-admitted” market through a select group of general agents. The excess and surplus lines market provides insurance coverage for customers with hard-to-place risks that standard or admitted insurers typically choose not to insure.

Five months of earnings of ProCentury are included in the financial statements of the Company as of and for the year ended December 31, 2008.

The combined company maintained the Meadowbrook Insurance Group, Inc. name and the New York Stock Exchange symbol of “MIG.”

As described above, the purchase price consisted of both cash and stock consideration. The value of the equity issued, in accordance with SFAS No. 141 “Business Combinations,”(“SFAS 141”) was based on an average of the closing prices of Meadowbrook common shares for the two trading days before through the two trading days after Meadowbrook announced the final exchange ratio on July 24, 2008. The purchase price also includes the transaction costs incurred by Meadowbrook. The purchase price, as initially calculated and as

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated at December 31, 2008, after the Company’s fourth quarter review, was calculated as follows (in thousands):

	As Initially	Subsequent	As
	Calculated	Purchase	Adjusted at
	at August 1,	Accounting	December 31,
	2008	Adjustments	2008

Cash consideration portion of purchase price	$99,073	$—	$99,073
Value of equity issued for stock consideration portion of purchase price	122,725	—	122,725
Transaction related costs of Meadowbrook	5,383	566	5,949

Purchase price	$227,181	$566	$227,747

The Company obtained third-party valuations of certain fixed assets and other intangible assets, which have been reflected within the purchase price allocation. In accordance with SFAS 141, the Company will continue to review and account for any adjustments, up to a twelve month period following the close of the Merger, in order to reflect updated information on certain accruals, related expenses, or other potential valuation adjustments, if further refined information becomes available.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair values of ProCentury’s assets and liabilities assumed upon the closing of the Merger and as adjusted for subsequent purchase accounting adjustments.

	As Initially	Subsequent
	Calculated at	Purchase	As Adjusted at
	August 1,	Accounting	December 31,
	2008	Adjustments	2008
	(In thousands)

ASSETS
Cash	$23,248	$—	$23,248
Investments	412,542	—	412,542
Agent balances	36,497	—	36,497
Deferred policy acquisition costs	27,435	—	27,435
Federal income taxes recoverable	7,386	—	7,386
Deferred taxes(1)	16,551	(9,100)	7,451
Reinsurance recoverables	45,522	—	45,522
Prepaid insurance premiums	17,695	—	17,695
Goodwill	48,812	10,678	59,490
Other intangible assets	26,000	—	26,000
Other assets	28,176	(1,012)	27,164

Total Assets	$689,864	$566	$690,430

LIABILITIES
Losses and loss adjustment expenses	$289,533	$—	$289,533
Unearned premiums	126,259	—	126,259
Reinsurance funds held and balances payable	13,911	—	13,911
Debentures	25,000	—	25,000
Other liabilities	7,980	—	7,980

Total Liabilities	462,683	—	462,683

Purchase price	$227,181	$566	$227,747

(1)	Relates to a deferred tax liability adjustment in relation to the other intangible assets related to the agent relationships and the trade name. The deferred tax liability reflects the value of the tax benefit related to the amortization embedded within the value that is not deductible as a result of the stock nature of the transaction.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the unaudited pro forma results for the years ended December 31, 2008 and 2007, giving effect to the Merger as if it had occurred as though the companies had been combined as of the beginning of each of the periods presented.

	For the Years Ended
	December 31,
	2008	2007
	(In thousands)

Revenues	$561,049	$578,585
Expenses(1)	520,211	503,156

Income before taxes and equity earnings	40,838	75,429
Income tax expense	15,596	23,012

Net income	$25,242	$52,417

Net income per diluted share	$0.43	$0.97
Weighted average number of common shares:
Diluted(2)	58,153,667	54,224,955

(1)	The pro forma results for the year ended December 31, 2008, include approximately $7.0 million in expenses related to transaction costs and restructuring charges ProCentury incurred in conjunction with the Merger.

(2)	The weighted average number of diluted common shares has been adjusted giving effect as if the shares issued in accordance with the purchase price had been as of the beginning of each period presented.

3.	Investments

The estimated fair value of investments in securities is determined based on published market quotations and broker/dealer quotations. The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investments in securities classified as available for sale at December 31, 2008 and 2007 are as follows (in thousands):

	December 31, 2008
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt Securities:
Debt securities issued by the U.S. Government and agencies	$51,248	$5,015	$—	$56,263
Obligations of states and political subdivisions	475,369	8,429	(3,876)	479,922
Corporate securities	146,605	1,840	(4,949)	143,496
Mortgage and asset-backed securities	304,391	10,504	(8,093)	306,802

Total Debt Securities available for sale	977,613	25,788	(16,918)	986,483

Equity Securities:
Preferred stock	12,945	58	(2,524)	10,479
Common stock	14,715	—	(2,617)	12,098

Total Equity Securities available for sale	27,660	58	(5,141)	22,577

Total Securities available for sale	$1,005,273	$25,846	$(22,059)	$1,009,060

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt Securities:
Debt securities issued by the U.S. Government and agencies	$53,436	$1,541	$(29)	$54,948
Obligations of states and political subdivisions	287,392	3,329	(323)	290,398
Corporate securities	116,406	1,941	(928)	117,419
Mortgage and asset-backed securities	147,595	1,011	(615)	147,991

Total Debt Securities available for sale	$604,829	$7,822	$(1,895)	$610,756

Gross unrealized appreciation and depreciation on available for sale securities were as follows (in thousands):

	December 31,
	2008	2007

Unrealized appreciation	$25,846	$7,822
Unrealized depreciation	(22,059)	(1,895)

Net unrealized appreciation	3,787	5,927
Deferred federal income tax expense	(1,325)	(2,075)

Net unrealized appreciation on investments, net of deferred federal income taxes	$2,462	$3,852

Net realized (losses) gains, including other than temporary impairments, for the three years ended December 31, 2008, 2007, and 2006 were as follows (in thousands):

	December 31,
	2008	2007	2006

Realized (losses) gains:
Debt securities:
Gross realized gains	$352	$88	$—
Gross realized losses	(3,266)	(252)	(30)

Total debt securities	(2,914)	(164)	(30)

Equity Securities:
Gross realized gains	—	—	—
Gross realized losses	(8,655)	—	—

Total equity securities	(8,655)	—	—

Net realized (losses) gains	$(11,569)	$(164)	$(30)

Proceeds from the sales of fixed maturity securities available for sale were $170.2 million, $222.4 million, and $77.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

At December 31, 2008, the amortized cost and estimated fair value of available for sale debt securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$114,600	$114,608
Due after one year through five years	209,903	213,088
Due after five years through ten years	296,164	300,295
Due after ten years	52,555	51,690
Mortgage-backed securities, collateralized obligations and asset-backed	304,391	306,802

	$977,613	$986,483

Net investment income for the three years ended December 31, 2008, 2007, and 2006 was as follows (in thousands):

	2008	2007	2006

Net Investment Income Earned From:
Debt securities	$33,906	$23,746	$19,376
Equity securities	1,105	25	—
Cash and cash equivalents	2,485	3,224	3,279

Total gross investment income	37,496	26,995	22,655
Less investment expenses	872	595	580

Net investment income	$36,624	$26,400	$22,075

United States Government obligations, municipal bonds, and bank certificates of deposit aggregating $100.9 million and $115.2 million were on deposit at December 31, 2008 and 2007, respectively, with state regulatory authorities or otherwise pledged as required by law or contract.

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments

At December 31, 2008 and 2007, the Company had 365 and 160 securities that were in an unrealized loss position, respectively. Of the securities held at December 31, 2008, twenty-three had an aggregate $24.5 million and $3.7 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. At December 31, 2007, 128 had an aggregate $122.2 million and $1.3 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. Positive evidence considered in reaching the Company’s conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 4) changes in fair value were considered normal in relation to overall fluctuations in interest rates.

After the Company’s review of its investment portfolio in relation to this policy, the Company recorded a pre-tax realized loss of $11.7 million, for the year ended December 31, 2008, related to certain preferred stock investments, including Fannie Mae, Freddie Mac, and Lehman Brothers investments, as well as several corporate bonds and asset-backed and mortgage-backed securities.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows for the years ended (in thousands):

	December 31, 2008
	Less than 12 months		Greater than 12 months		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. Government and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	130,948	(3,516)	4,778	(360)	135,726	(3,876)
Corporate securities	72,962	(4,021)	8,141	(928)	81,103	(4,949)
Mortgage and asset-backed securities	43,891	(5,701)	11,600	(2,392)	55,491	(8,093)
Equity Securities:	21,166	(5,141)	—	—	21,166	(5,141)

Totals	$268,967	$(18,379)	$24,519	$(3,680)	$293,486	$(22,059)

	December 31, 2007
	Less than 12 months		Greater than 12 months		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses

Debt Securities:
Debt securities issued by U.S. Government and agencies	$—	$—	$5,963	$(29)	$5,963	$(29)
Obligations of states and political subdivisions	19,400	(68)	45,177	(255)	64,577	(323)
Corporate securities	15,564	(415)	30,601	(513)	46,165	(928)
Mortgage and asset-backed securities	9,116	(95)	47,963	(520)	57,079	(615)

Totals	$44,080	$(578)	$129,704	$(1,317)	$173,784	$(1,895)

4.	Fair Value Measurements

The Company’s available for sale investment portfolio consists primarily of debt securities, which are recorded in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The change in fair value of these investments is recorded as a component of other comprehensive income. In addition, the Company has eight interest rate swaps that are designated as cash flow hedges, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company records these interest rate swap transactions at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income.

The implementation of SFAS No. 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 157 establishes a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participants’ assumptions (“unobservable inputs”). The hierarchy level assigned to each security in the Company’s available for sale portfolio is based upon its assessment of the transparency and reliability of the inputs used in the valuation as of the measurement date. The three hierarchy levels are defined as follows:

•	Level 1 — Observable unadjusted quoted prices in active markets for identical securities.

The fair value measurements of exchange-traded preferred and common equities, and mutual funds were based on Level 1 inputs, or quoted market prices in active markets.

The fair value measurements of a slight portion of the Company’s fixed income securities, comprising 2.4% of the fair value of the total fixed income portfolio, were based on Level 1 inputs.

•	Level 2 — Observable inputs other than quoted prices in active markets for identical securities, including: quoted prices in active markets for similar securities; quoted prices for identical or similar securities in markets that are not active; inputs other than quoted prices that are observable for the security, (e.g., interest rates, yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, credit risks, default rates); and inputs derived from or corroborated by observable market data by correlation or other means.

The fair value measurements of substantially all of the Company’s fixed income securities, comprising 96.4% of the fair value of the total fixed income portfolio, were based on Level 2 inputs.

The fair values of the Company’s interest rate swaps were based on Level 2 inputs.

•	Level 3 — Unobservable inputs, including the reporting entity’s own data, (e.g., cash flow estimates), as long as there are no contrary data indicating market participants would use different assumptions.

The fair value measurements for twenty-three securities, comprising 1.2% of the fair value of the total fixed income portfolio, were based on Level 3 inputs, due to the limited availability of corroborating market data. Inputs for valuation of these securities included benchmark yields, broker quotes, and models based on cash flows and other inputs.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the SFAS No. 157 valuation hierarchy as of December 31, 2008 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$1,009,060	$24,415	$972,654	$11,991
Derivatives — interest rate	$(8,940)	$—	$(8,940)	$—

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

Fair Value
Measurement
Using
Significant
Unobservable
Inputs - Level 3

Balance as of January 1, 2008	$—
Total gains or losses (realized/unrealized):
Included in earnings	96
Included in other comprehensive income	344
Purchases, issuances and settlements(1)	11,551
Transfers in and out of Level 3	—

Balance as of December 31, 2008	$11,991

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

(1)	Relates to the invested assets acquired in conjunction with the ProCentury merger, and a $6.1 million purchase of MBS.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Liability for Losses and Loss Adjustment Expenses

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

	For the Years Ended December 31,
	2008	2007	2006

Balance, beginning of year	$540,002	$501,077	$458,677
Less reinsurance recoverables	198,461	198,422	187,254

Net balance, beginning of year	341,541	302,655	271,423
Additional net reserves acquired at August 1, 2008(1)	247,739	—	—

Total beginning reserves	589,280	302,655	271,423

Incurred related to:
Current year	229,657	158,060	149,012
Prior years	(16,772)	(7,091)	(2,719)

Total incurred	212,885	150,969	146,293

Paid related to:
Current year	56,914	30,303	31,790
Prior years	119,920	81,780	83,271

Total paid	176,834	112,083	115,061

Net balance, end of year	625,331	341,541	302,655
Plus reinsurance recoverables	260,366	198,461	198,422

Balance, end of year	$885,697	$540,002	$501,077

(1)	Amount represents the fair value of the reserves acquired from ProCentury. Please refer to Note 2 — ProCentury Merger for related disclosures.

As a result of favorable development on prior accident years’ reserves, the provision for loss and loss adjustment expenses (“LAE”) decreased by $16.8 million, $7.1 million, and $2.7 million in calendar years 2008, 2007, and 2006, respectively.

For the year ended December 31, 2008, the Company reported net favorable development on loss and LAE of $16.8 million, or 2.8% of $589.3 million of beginning net loss and LAE reserves, which includes $247.7 million of reserved acquired from ProCentury at August 1, 2008. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2008. The $16.8 million of favorable development reflects favorable development of $12.7 million, $5.2 million, $3.5 million, and $2.7 million related to workers’ compensation programs, commercial auto programs, other lines of business, and residual markets, respectively. The 2008 development also reflects unfavorable development of $7.3 million related to the commercial multiple peril programs.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.	Reinsurance

Our Insurance Company Subsidiaries, including the insurance company subsidiaries acquired in the ProCentury Merger, cede insurance to reinsurers under pro-rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its exposure to large losses or hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, the Company would be liable for such defaulted amounts. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other domestic insurers and reinsurers. Based upon management’s evaluation, they have concluded the reinsurance agreements entered into by the Company transfer both significant timing and underwriting risk to the reinsurer and, accordingly, are accounted for as reinsurance under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance for Short-Duration and Long-Duration Contracts.”

The Company receives ceding commissions in conjunction with reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $12.6 million, $10.2 million, and $9.2 million in 2008, 2007, and 2006, respectively.

At December 31, 2008 and 2007, the Company had reinsurance recoverables for paid and unpaid losses of $268.7 million and $199.5 million, respectively.

In regard to the Company’s excess-of-loss reinsurance, the Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company generally does not seek collateral where the reinsurer is rated “A−” or better by A.M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. As of December 31, 2008, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A+” A.M. Best rating and accounts for 27.8% of the total recoverable for paid and unpaid losses.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following are descriptions of the reinsurance treaties the Company maintains for its insurance company subsidiary, Star, and Star’s subsidiaries. These treaties, with the exception of the property reinsurance treaty, do not pertain to ProCentury and its subsidiaries. Treaties pertaining to ProCentury and its subsidiaries are separately described further below.

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

The Company has a separate treaty to cover liability specifically related to commercial trucking, whereby reinsurers are responsible for 100% of each loss in excess of $350,000, up to $1.0 million for losses occurring prior to December 1, 2005. The Company increased its retention from $350,000 to $500,000 for losses occurring on or after December 1, 2005. Effective December 1, 2007, the Company entered into a new $1.0 million in excess of $1.0 million per occurrence layer for additional capacity for its commercial trucking business, which is reinsured 100%. In addition, the Company purchased an additional $1.0 million of reinsurance clash coverage. The Company established a separate treaty to cover liability related to chemical distributors and repackagers, whereby reinsurers are responsible for 100% of each loss in excess of $500,000, up to $1.0 million, applied separately to general liability and auto liability. This treaty was terminated on a run-off basis on August 1, 2006. The exposures are covered under the core casualty treaty for policies effective August 1, 2006 and after.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the property reinsurance treaty, reinsurers are responsible for 100% of the amount of each loss in excess of $500,000, up to $5.0 million per location. In addition, there is coverage for loss events involving multiple locations up to $25.0 million after the Company has incurred $750,000 in loss. Effective December 1, 2008, the Company placed its property reinsurance structure inclusive of all carriers including ProCentury and its subsidiaries. The Company increased its retention from $500,000 per risk to $1.0 million per risk and now has capacity up to $10.0 million per location. Effective December 1, 2008, Company has protection for loss events involving multiple locations up to $26.0 million after the Company has incurred a $4.0 million loss. Century’s catastrophe reinsurance limit of $20.0 million excess of a $4.0 million retention remains in place and applies separately for loss events through December 31, 2008.

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

Under ProCentury’s property reinsurance treaties, reinsurers are responsible for 82.0% of each loss in excess of $500,000 up to $1.0 million and 100% of each loss excess of $1.0 million, up to $7.5 million per risk. This agreement was terminated on November 30, 2008, and is now part of a consolidated treaty. Additional coverage of up to $15.0 million per risk is available through an automatic facultative agreement. Facultative reinsurance is purchased separately for property values in excess of $15.0 million. The property portfolio is protected for loss events involving multiple locations up to $16.0 million after ProCentury has incurred $4.0 million in loss for any one event. The catastrophe coverage was terminated December 31, 2008 and is now part of a consolidated treaty.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under ProCentury’s casualty reinsurance structure, reinsurers are responsible for 50% of each loss occurrence in excess of $500,000 up to $1.0 million. In addition, ProCentury maintains $20.0 million of reinsurance clash coverage in excess of $1.0 million to cover amounts that may be in excess of the policy limit, such as expenses associated with the settlement of claims or a loss where two or more policies are involved in a common occurrence, including judgments in excess of policy limits and claims for bad faith. Century also maintains reinsurance protection for excess and umbrella limits issued up to $5.0 million. Reinsurers are responsible for 90% of the first $1.0 million and 100% of the next $4.0 million.

In addition, ProCentury maintains a terrorism aggregate excess of loss reinsurance treaty whereby reinsurers are responsible for 100% of $8.5 million in excess of $8.0 million each occurrence.

ProCentury maintains a variable quota share reinsurance treaty for its ocean marine business which allows for a proportionate sharing of premium and losses. The percentage of ceded reinsurance increases as the limit on the policy increases. The maximum policy limit is $6.0 million and reinsurers are responsible for limits up to $5.0 million while the Company’s retention is limited to its proportional share up to $1.0 million.

In addition, ProCentury maintains a variable quota share reinsurance treaty for surety bonds underwritten by ProCentury. The percentage of ceded reinsurance increases as the bond value increases. The maximum bond value under the treaty is $10.0 million and reinsurers are responsible for limits up to $7.5 million, while the Company’s retention is limited to its proportional share up to $2.5 million.

Effective August 1, 2008, Star transitioned as the assuming reinsurer for certain bond business underwritten by Evergreen National Indemnity and Continental Heritage Insurance Company. Star’s maximum liability under these agreements is $500,000. Prior to August 1, 2008, ProCentury acted as the assuming reinsurer.

ProCentury has a separate treaty to cover liability specifically related to environmental contracting exposures. Reinsurers are responsible for a 50% quota share participation of the first $1.0 million and varying quota share participations for limits excess of $1.0 million up to $6.0 million. ProCentury’s fixed retention under the variable quota share is $500,000.

ProCentury also has separate treaties in place to cover certain small programs that limits exposure to $500,000 or less.

Reconciliations of direct to net premiums, on a written and earned basis, for 2008, 2007, and 2006 are as follows (in thousands):

	2008		2007		2006
	Written	Earned	Written	Earned	Written	Earned

Direct	$449,618	$441,709	$307,266	$266,049	$246,985	$251,288
Assumed(1)	8,065	14,073	39,184	71,050	83,887	75,999
Ceded	(82,489)	(86,061)	(66,239)	(68,902)	(68,204)	(72,367)

Net	$375,194	$369,721	$280,211	$268,197	$262,668	$254,920

One reinsurer, with a financial strength rating of “A+” (Superior) rated by A.M. Best, accounts for 12.1% of ceded premiums in 2008.

(1)	For the years ended December 31, 2008, 2007, and 2006, $925,000, $31.0 million, and $72.6 million, relates to assumed business the Company manages directly, respectively. The related transactions of this business are processed through the Company’s internal systems and related controls. In addition, the Company does not assume any foreign reinsurance.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Segment Information

The Company defines its operations as specialty insurance operations and agency operations based upon differences in products and services. The separate financial information of these segments is consistent with the way results are regularly evaluated by management in deciding how to allocate resources and in assessing performance. Intersegment revenue is eliminated upon consolidation. It would be impracticable for the Company to determine the allocation of assets between the two segments.

Specialty Insurance Operations

The specialty insurance operations segment, which includes insurance company specialty programs and fee-for-service specialty or managed programs, focuses on specialty or niche insurance business. Specialty insurance operations provide services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, excess and surplus lines, environmental, garage keepers, surety, legal, professional liability, errors & omissions, inland marine, and other lines of business. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of the Company’s agents. The Company recognizes revenue related to the services and coverages the specialty insurance operations provides within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains (losses).

The Company included the results of operations related to ProCentury within the specialty insurance operations. Therefore, specialty insurance operations include five months of operations for ProCentury.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the segment results (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Revenues
Net earned premiums	$369,721	$268,197	$254,920
Management fees	21,168	23,963	18,714
Claims fees	8,879	9,025	8,776
Loss control fees	2,069	2,151	2,216
Reinsurance placement	728	929	735
Investment income	35,888	25,487	21,115
Net realized (losses) gains	(11,422)	150	69

Specialty insurance operations	427,031	329,902	306,545
Agency operations	11,064	11,316	12,285
Holding Company interest income earned	736	913	960
Intersegment revenue	(1,004)	(1,396)	(1,554)

Consolidated revenue	$437,827	$340,735	$318,236

Pre-tax income:
Specialty insurance operations	$60,897	$47,898	$38,292
Agency operations(1)	1,142	2,087	2,609
Non-allocated expenses	(18,244)	(10,598)	(9,396)

Consolidated pre-tax income	$43,795	$39,387	$31,505

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the years ended December 31, 2008, 2007, and 2006, the allocation of corporate overhead to the agency operations segment was $2.8 million, $2.8 million, and $3.3 million, respectively.

The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Holding company expenses	$(4,253)	$(2,638)	$(2,830)
Amortization	(6,310)	(1,930)	(590)
Interest expense	(7,681)	(6,030)	(5,976)

	$(18,244)	$(10,598)	$(9,396)

8.	Debt

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of its Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. As of December 31, 2008, the outstanding balance on its term loan facility was

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$60.25 million. The Company did not have an outstanding balance on its revolving credit facility as of December 31, 2008. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. These Credit Facilities replaced the Company’s prior revolving credit agreement, which was terminated upon the execution of the Credit Facilities. At December 31, 2007, the Company did not have an outstanding balance on its former revolving line of credit.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate. The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities. At December 31, 2008, the interest rate on the Company’s term loan was 5.95%, which consisted of a fixed rate of 3.95%, as described in Note 9 — Derivative Instruments, plus an applicable margin of 2.00%.

The debt covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.” As of December 31, 2008, the Company was in compliance with these debt covenants.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

				Interest
				Rate at
	Year			12/31/08	Principal
Description	Callable	Year Due	Interest Rate Terms	(1)	Amount

Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	5.51%	$10,310
Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	6.15%	13,000
Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	6.35%	12,000
Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	5.58%	20,620
Junior subordinated debentures(2)	2007	2032	Three-month LIBOR, plus 4.00%	6.21%	15,000
Junior subordinated debentures(2)	2008	2033	Three-month LIBOR, plus 4.10%	6.25%	10,000

Total					$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)	Represents the junior subordinated debentures acquired in conjunction with the Merger.

The Company received a total of $53.3 million in net proceeds from the issuances of the above long-term debt, of which $26.2 million was contributed to the surplus of its Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. Associated with the issuance of the above long-term debt, the Company incurred approximately $1.7 million in issuance costs for commissions paid to the placement agents in the transactions.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The junior subordinated debentures issued in 2003 and 2005 were issued in conjunction with the issuance of $10.0 million and $20.0 million in mandatory redeemable trust preferred securities to a trust formed by an institutional investor from the Company’s unconsolidated subsidiary trusts, respectively.

In relation to the junior subordinated debentures acquired in conjunction with the Merger, the Company also acquired the remaining unamortized portion of the capitalized issuance costs associated with these debentures. The remaining unamortized portion of the issuance costs acquired was $625,000. These are included in other assets on the balance sheet. The remaining balance is being amortized over a five year period beginning August 1, 2008, as a component of interest expense.

The junior subordinated debentures are unsecured obligations of the Company and are junior to the right of payment to all senior indebtedness of the Company. The Company has guaranteed that the payments made to both Trusts will be distributed by the Trusts to the holders of the trust preferred securities.

The Company estimates that the fair value of the above mentioned junior subordinated debentures and senior debentures issued approximate the gross proceeds of cash received at the time of issuance.

9.	Derivative Instruments

The Company has entered into interest rate swap transactions to mitigate its interest rate risk on its existing debt obligations. The Company accrues for these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense.

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

					Fixed
					Amount at
	Expiration		Counterparty		December 31,
Effective Date	Date	Debt Instrument	Interest Rate Terms	Fixed Rate	2008

10/06/2005	05/24/2009	Senior debentures	Three-month LIBOR, plus 4.20%	8.925%	$5,000
10/06/2005	09/16/2010	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	8.340%	20,000
04/23/2008	05/24/2011	Senior debentures	Three-month LIBOR, plus 4.20%	7.720%	7,000
04/23/2008	06/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
04/29/2008	04/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
07/31/2008	07/31/2013	Term loan(1)	Three-month LIBOR	3.950%	60,250
08/15/2008	08/15/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.780%	10,000
09/04/2008	09/04/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.790%	15,000

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Relates to the Company’s term loan, which has an effective date of July 31, 2008 and an expiration date of July 31, 2013. The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. The Company fixed only the variable interest portion of the loan. The actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the credit agreement, as of December 31, 2008.

(2)	Relates to the debentures acquired from the ProCentury merger. The Company fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

In relation to the above interest rate swaps, the net interest expense incurred for the year ended December 31, 2008, was approximately $763,000. The net interest income received for the years ended December 31, 2007 and 2006, was approximately $172,000 and $67,000, respectively.

The total fair value of the interest rate swaps as of December 31, 2008 and 2007 was approximately ($8.9 million) and ($545,000), respectively. Accumulated other comprehensive income at December 31, 2008 and 2007, included accumulated loss on the cash flow hedge, net of taxes, of approximately $5.5 million and $484,000, respectively.

In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At December 31, 2008, the estimated fair value of the derivative was not material to the financial statements.

10.	Regulatory Matters and Rating Issues

A significant portion of the Company’s consolidated assets represents assets of its Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is limited by regulatory guidelines. These guidelines specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the past twelve months. Using these criteria, the available ordinary dividend available to be paid from the insurance company subsidiaries during 2008 is $46.2 million. The Insurance Company Subsidiaries, which include the insurance companies acquired in the ProCentury merger, have paid ordinary dividends of $46.2 million in 2008. In 2009, the Company’s Insurance Company Subsidiaries have the capacity to pay ordinary dividends of $39.5 million without prior regulatory approval. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $31.1 million of extraordinary dividends with prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. No statutory dividends were paid from the Company’s Insurance Company Subsidiaries during 2007.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized 2008 and 2007 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, is as follows (in thousands):

						ProCentury
						Insurance
2008:	Star	Savers	Williamsburg	Ameritrust	Century	Company

Statutory capital and surplus	$199,889	$42,718	$21,945	$19,177	$122,948	$31,228
RBC authorized control level	$36,244	$6,499	$3,382	$2,893	$33,918	$2,860
Statutory net income	$27,179	$6,546	$2,783	$2,671	$(11,227)	$2,371

2007:	Star	Savers	Williamsburg	Ameritrust

Statutory capital and surplus	$188,381	$41,633	$21,846	$18,989
RBC authorized control level	$34,419	$6,278	$3,272	$2,786
Statutory net income	$13,893	$5,460	$2,775	$2,479

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 2.8 to 1.0 and 2.25 to 1.0, respectively. As of December 31, 2008, on a statutory consolidated basis, including the insurance company subsidiaries acquired in the ProCentury merger, the gross and net premium leverage ratios were 1.4 to 1.0 and 1.2 to 1.0, respectively.

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

At December 31, 2008, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required. At December 31, 2008 and 2007, the Company’s consolidated statutory surplus was $322.8 million and $188.4 million, respectively. The December 31, 2008 statutory surplus includes the insurance company subsidiaries acquired in the ProCentury merger.

Currently, the Company’s financial strength rating from A.M. Best is “A−” (Excellent) for its Insurance Company Subsidiaries. A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Balance, beginning of period	$26,926	$27,902	$26,371
Additional deferred policy acquisition costs at August 1, 2008(1)	27,436	—	—
Acquisition costs deferred	54,652	37,395	39,201
Amortized to expense during the period	(52,560)	(38,371)	(37,670)

Balance, end of period	$56,454	$26,926	$27,902

(1)	Deferred policy acquisition costs activity for 2008 includes that related to ProCentury of $27.4 million added at August 1, 2008.

The Company reduces deferred policy acquisition costs for premium deficiencies. There were no premium deficiencies at December 31, 2008, 2007, and 2006.

12.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Current tax expense	$13,925	$13,264	$8,858
Deferred tax expense (benefit)	2,742	(1,538)	741

Total provision for income tax expense	$16,667	$11,726	$9,599

A reconciliation of the Company’s tax provision on income from operations to the U.S. federal income tax rate of 35% is as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Tax provision at statutory rate	$15,338	$13,760	$11,027
Tax effect of:
Tax exempt interest	(3,840)	(2,832)	(2,021)
Deferred tax asset valuation allowance	4,688	—	—
State income taxes, net of federal benefit	365	610	352
Other, net	116	188	241

Federal and state income tax expense	$16,667	$11,726	$9,599

Effective tax expense rate	38.0%	29.8%	30.5%

The current federal statutory tax rate of 35% is based upon $43.2 million, $38.4 million, and $31.0 million of taxable income for 2008, 2007, and 2006, respectively. At December 31, 2008 and 2007, the current taxes receivable were $2.7 million and $760,000, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred federal income taxes, under SFAS No. 109, “Accounting for Income Taxes,” reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The components of deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	2008		2007
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Unpaid losses and loss adjustment expenses	$25,705	$—	$15,487	$—
Unearned premium reserves	17,519	—	9,540	—
Unrealized loss / gains on investments	1,803	—	—	1,884
Deferred policy acquisition costs	—	19,759	—	9,424
Allowance for doubtful accounts	1,031	—	959	—
Goodwill	—	3,524	—	2,500
Long term incentive plan	636	—	547	—
Amortization of intangible assets	—	8,426	789	—
Other than temporary impairment losses on investments	16,171	—	—	—
Deferred gain on sale-leaseback transaction	169	—	200	—
Other	58	—	1,222	—

Total deferred taxes	63,092	31,709	28,744	13,808

Net deferred tax assets before valuation allowance	31,383		14,936
Valuation allowance	(8,665)		—

Net deferred tax assets	$22,718		$14,936

At December 31, 2008, the Company had a net deferred tax asset of $22.7 million. Realization of the deferred tax asset is dependent upon generating sufficient taxable income to absorb the applicable reversing temporary differences. A valuation allowance is established if, based upon certain facts and/or circumstances, management believes some or all of certain tax assets will not be realized. At December 31, 2008, the Company established a valuation allowance of $8.7 million related to unrealized losses on equity securities and other than temporary impairments that, upon realization, could not be offset by past or future capital gains, of which $4.0 million was recorded as an adjustment to goodwill and the remainder was recorded through the statement of operations. The Company did not record a valuation allowance at December 31, 2007. Management periodically evaluates the adequacy of related valuation allowances, taking into account open tax positions, tax assessments received and tax law changes. This evaluation involves the use of estimates and a high degree of management judgment. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities and reserves.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the adoption of FIN 48, the Company identified, evaluated and measured the amount of income tax benefits to be recognized for all income tax positions. The net tax assets recognized under FIN 48 did not differ from the net tax assets recognized prior to adoption, and, therefore, the Company did not record an adjustment. As of December 31, 2008 and 2007, the Company did not have any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of December 31, 2008 and December 31, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Tax returns for all years after 2004 are subject to future examination by tax authorities.

13.  Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan

Stock Options

The Company has two plans under which it has issued stock options, its 1995 and 2002 Amended and Restated Stock Option Plans (the “Plans”). Currently the Plans’ options have either five or ten-year terms and are exercisable and vest in equal increments over the option term. Since 2003, the Company has not issued any new stock options to employees.

The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of year	132,052	$14.51	391,678	$7.38	1,605,901	$5.42
Exercised	(31,745)	$2.17	(244,574)	$2.65	(791,038)	$3.32
Expired and/or forfeited	(35,557)	$22.75	(15,052)	$21.68	(423,185)	$7.54

Outstanding — end of year	64,750	$16.03	132,052	$14.51	391,678	$7.38

Exercisable at end of year	64,750	$16.03	106,182	$14.51	324,704	$7.62

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$6.48	1,500	0.9	$6.48	1,500	$6.48
$10.91 to $24.6875	63,250	0.0	$16.26	63,250	$16.26

	64,750	0.1	$16.03	64,750	$16.03

Long Term Incentive Plan

The Company maintains a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period. At the end of a three-year performance period, and if the performance targets for that period are achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP for the current performance period. One-

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a stock award. If the Company achieves the performance targets for the three-year performance period, payment of the cash portion of the award would be made in three annual installments, with the first payment being paid as of the end of the that performance period and the remaining two payments to be paid in the subsequent two years. Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause. The portion of the award to be paid in the form of stock will be issued as of the end of that performance period. The number of shares of Company’s common stock subject to the stock award shall equal the dollar amount of one-half of the LTIP award divided by the market value of Company’s common stock on the first date of the beginning of the performance period. The stock awards shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Compensation Committee, as included in the LTIP.

With the ProCentury merger the Company’s Compensation Committee and its Board of Directors determined that the Company’s need for successfully integrating ProCentury associates into its LTIP would be heightened and shareholder value increased, if all participants were in the same plan beginning in 2009. As a result, its Compensation Committee approved the termination of Company’s current 2007-2009 LTIP effective December 31, 2008 and established a new plan for 2009-2011 based on new performance targets. Based on this amendment, the current LTIP participants would receive their award based on a two-year performance period, rather than a three-year period. Therefore, the total award would be approximately two-thirds of the original three-year award. There were no accounting adjustments as a result of the amendment as there were no changes to the underlying plan, only an adjustment to the performance period.

At December 31, 2008, the Company had $1.6 million and $1.6 million accrued for the cash and stock award, respectively, for all plan years under the LTIP. The stock portion for the 2007-2008 plan years was fully expensed as of December 31, 2008. At December 31, 2007, the Company had $1.6 million and $772,000 accrued for the cash and stock award, respectively, for all plan years under the LTIP. Shares related to the Company’s LTIP included in diluted earnings per share were 184,697 and 78,270 for the years ended December 31, 2008 and 2007, respectively.

Deferred Compensation Plan

The Company maintains an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company maintains the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess Plan is funded solely by the participating employees and maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. At December 31, 2008 and December 31, 2007, the Company had $690,000 and $644,000 accrued for the Excess Plan, respectively.

14.	Shareholders’ Equity

At December 31, 2008, shareholders’ equity was $438.2 million, or a book value of $7.64 per common share, compared to $301.9 million, or a book value of $8.16 per common share, at December 31, 2007. In conjunction with the share consideration portion of the purchase price, as described in Note 2 ~ ProCentury Merger, the Company issued 21.1 million shares, or $122.7 million of new equity.

At the Company’s regularly scheduled board meeting on July 25, 2008, the Company’s Board of Directors authorized management to purchase up to 3,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaced the existing share repurchase plan authorized in October 2007. For the year ended December 31, 2008, the Company

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased and retired 800,000 shares of common stock for a total cost of approximately $4.9 million. The Company did not repurchase any common stock during 2007.

The Company paid dividends to its common shareholders of $3.8 million in 2008. The Company did not pay dividends to common shareholders in 2007 or 2006. On February 13, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend is payable on March 30, 2009, to shareholders of record as of March 13, 2009.

When evaluating the declaration of a dividend, the Company’s Board of Directors considers a variety of factors, including but not limited to, cash flow, liquidity needs, results of operations, industry conditions, and its overall financial condition. As a holding company, the Company’s ability to pay cash dividends to its shareholders is partially dependent on dividends and other permitted payments from its Insurance Company Subsidiaries.

15.	Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the year, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options or stock awards using the treasury stock method.

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2008	2007	2006

Net income, as reported	$27,397	$27,992	$22,034

Common shares:
Basic
Weighted average shares outstanding	44,810,944	33,007,200	28,963,228

Diluted
Weighted average shares outstanding	44,810,944	33,007,200	28,963,228
Dilutive effect of:
Stock options	71	16,495	126,660
Share awards under long term incentive plan	184,697	78,270	476,252

Total	44,995,712	33,101,965	29,566,140

Net income per common share
Basic	$0.61	$0.85	$0.76
Diluted	$0.61	$0.85	$0.75

16.	Goodwill and Other Intangible Assets

Goodwill

The Company evaluates existing goodwill for impairment on an annual basis as of October 1st, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment is performed at the reporting unit level. The fair value of each reporting unit is determined based upon a current market valuation approach compared to the carrying value. If the carrying value exceeds the fair value then possible goodwill impairment may exist and further evaluation is required.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the Company’s 2008 annual review of goodwill impairment, recent acquisitions of ProCentury and USSU were incorporated into the review of reporting units within each segment. In accordance with SFAS 142, the Company concluded its reporting units to be agency operations and specialty insurance operations. The nature of the business and economic characteristics of all agency operations and all specialty insurance operations are similar based upon, but not limited to, the following; (1) management alignment within each reporting unit, (2) the Company’s Insurance Company Subsidiaries operate under a reinsurance pooling arrangement, and (3) the ability of the Company to leverage its expertise and fixed costs within each reporting unit.

Based on this review, the Company concluded that a certain business formerly within the agency operations reporting unit, should now be a component within the specialty insurance operations reporting unit. While this business has some intersegment revenue, the majority of the business is included in specialty insurance operations and the economic characteristics are similar to the other components within that reporting unit.

		Specialty
		Insurance
	Agency Operations	Operations	Total

Balance at December 31, 2007	$6,469	$37,028	$43,497
Transfer between reporting units	(3,024)	3,024	—
Additions to goodwill — USSU acquisition	—	16,041	16,041
Additions to goodwill — ProCentury merger	—	59,490	59,490

Balance at December 31, 2008	$3,445	$115,583	$119,028

In addition, the Company performed an additional impairment analysis of goodwill as of December 31, 2008 due to a decline in the Company’s market capitalization and further economic conditions. As a result of these tests, no impairment of goodwill was recorded for 2008. The Company did not record any impairment losses in relation to its existing goodwill during 2007 or 2006.

Goodwill related to ProCentury Merger

Following the close of business on July 31, 2008, the Company’s Merger with ProCentury was completed. The Merger was accounted for under the purchase method of accounting, which resulted in initial goodwill of $48.8 million equaling the excess of the purchase price over the fair value of identifiable assets.

As of December 31, 2008, the Company recorded an additional increase to goodwill of $10.7 million. This increase was primarily related to a $9.1 million adjustment to record a deferred tax liability related to the other intangible assets related to the agent relationships and the trade name, which are described below. The remaining increase to goodwill was primarily related to adjustments recorded to reflect updated information on certain accruals and related expenses as more refined information became available during the Company’s fourth quarter review.

Refer to Note 2 — ProCentury Merger for further detail and pro forma information relating to the Company’s Merger with ProCentury.

Goodwill related to USSU Acquisition

Effective January 31, 2008, the Company exercised its option to purchase the remainder of the economics related to the acquisition of the USSU business in April 2007, by terminating the Management Agreement for a payment of $20.9 million. As a result, the Company recorded an increase to other intangible assets of approximately $4.9 million and an increase to goodwill of approximately $16.0 million.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

At December 31, 2008 and 2007, the Company had other intangible assets, net of related accumulated amortization, of $47.0 million and $17.1 million, respectively, recorded on the consolidated balance sheet as part of “Other Assets.”

As described above, the Company completed its Merger with ProCentury following the close of business on July 31, 2008. Following the Merger, the Company obtained third-party valuations of other intangible assets, which were reflected within the purchase price allocation. As a result of the valuation analysis, the Company recorded a $21.0 million and $5.0 million increase to other intangible assets related to agent relationships and trade names. The other intangible asset related to the agent relationships is being amortized based on the life of cash flows over an estimated useful life of fifteen years. The other intangible asset related to the trade names is being amortized over an estimated useful life of ten years. In addition and based on the valuation analysis, the Company also recorded an increase of $5.0 related to insurance licenses, which were determined to have an indefinite life and are not subject to amortization.

In addition, and as described above, the Company also recorded a $4.9 million increase to other intangible assets related to the USSU acquisition. As of December 31, 2008, the gross carrying amount of other intangible assets related to the USSU acquisition was $14.5 million and is being amortized over an estimated useful life of eight years.

All other intangible assets, except those described above, are being amortized over an estimated useful life period of between five to ten years. The Company has an additional other intangible asset which has an indefinite life and is evaluated annually in accordance with SFAS No. 142.

At December 31, 2008, the gross carrying amount of other intangible assets was $56.7 million and the accumulated amortization was $9.8 million. At December 31, 2007, the gross carrying amount of other intangible assets was $20.5 million and the accumulated amortization was $3.4 million. Amortization expense related to other intangible assets for 2008, 2007, and 2006, was $6.3 million, $1.9 million, and $590,000, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2009	$5,737
2010	4,907
2011	4,632
2012	4,692
2013	3,986

Total amortization expense	$23,954

17.	U.S. Specialty Underwriters, Inc. Acquisition

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, at its discretion, based on a multiple of the management fee calculated for the trailing twelve months.

Effective January 31, 2008, the Company exercised its option to purchase the remainder of the economics related to the acquisition of the USSU business, by terminating the Management Agreement with the former owners for a payment of $20.9 million. As a result of this purchase, the Company recorded an increase to other intangible assets of approximately $4.9 million and an increase to goodwill of approximately $16.0 million.

18.	Commitments and Contingencies

The Company has certain operating lease agreements for its offices and equipment. A majority of the Company’s lease agreements contain renewal options and rent escalation clauses. At December 31, 2008, future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

2009	$4,031
2010	3,825
2011	3,462
2012	2,790
2013	2,323
Thereafter	220

Total minimum lease commitments	$16,651

Rent expense for the years ended December 31, 2008, 2007, and 2006 was $3.3 million, $2.7 million, and $2.4 million, respectively.

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from insolvency funds were $196,000, $156,000, and $306,000, for 2008, 2007, and 2006, respectively. Most of these payments are recoverable through future policy surcharges and premium tax reductions.

The Company’s Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. Total assessments paid to all such facilities were $2.4 million, $2.6 million, and $3.1 million, for 2008, 2007, and 2006, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

19.	Sale-Leaseback Transaction

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

The sale proceeds were $2.9 million and the net book value of the property was $1.9 million. Direct costs associated with the transaction were $158,000. In conjunction with the sale, a deferred gain of $880,000 was recorded and is being amortized over the ten-year term of the operating lease. At December 31, 2008 and 2007, the Company had a deferred gain of $484,000 and $572,000, respectively, on the consolidated balance sheet in “Other Liabilities.” Total amortization of the gain was $88,000 a year for 2008 and 2007, for a total accumulated amortization of $396,000 as of December 31, 2008.

20.	Related Party Transactions

At December 31, 2008 and 2007, the Company held an $852,000 and $870,000 note receivable from one of its executive officers, including $191,000 and $209,000 of accrued interest, respectively. This note arose from a transaction in late 1998 in which the Company loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note bears interest equal to the rate charged pursuant to the Company’s revolving credit agreement and is due on demand any time after January 1, 2002. As of December 31, 2008, the rate was 3.42%. The loan is partially collateralized by 64,718 shares of the Company’s common stock under a stock pledge agreement. For the years ended December 31, 2008 and 2007, $43,800 and $43,800, respectively, have been paid against the loan. As of December 31, 2008, the cumulative amount that has been paid against this loan was $206,600.

The Company maintains an employment agreement with the executive officer, which provides the note is a non-recourse loan and the Company’s sole legal remedy in the event of a default is the right to reclaim the shares pledged under the stock pledge agreement. Also, if there is a change in control of the Company and the officer is terminated or if the officer is terminated without cause, the note is cancelled and deemed paid in full. In these events, the officer may also retain the pledged shares of the Company, or, at the officer’s discretion, sell these shares back to the Company at the then current market price or their book value, whichever is greater.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

21.	Employee Benefit Plans

Company employees over the age of 20 1/2 who have completed six months of service are eligible for participation in The Meadowbrook, Inc. 401(k) Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan provides for matching contributions and/or profit sharing contributions at the discretion of the Board of Directors of Meadowbrook, Inc. In 2008, 2007, and 2006, the matching contributions were $1.1 million, $928,000, and $852,000, respectively. There were no profit sharing contributions in 2008, 2007, and 2006.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2008 and 2007 (in thousands, except per share and ratio data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2008:
Gross premiums written	$90,468	$94,370	$134,418	$138,427
Net premiums written	71,399	76,071	112,465	115,259
Net premiums earned	66,022	77,031	104,243	122,425
Net commissions and fees	12,031	9,632	12,309	8,932
Net investment income	7,148	6,917	10,622	11,937
Net realized losses	(31)	(146)	(7,290)	(3,955)
Net losses and LAE incurred	37,661	43,542	63,932	67,750
Policy acquisition and other underwriting expenses	13,147	12,716	19,470	23,961
Other administrative expenses	8,832	7,961	8,055	10,153
Salaries and employee benefits	12,755	14,143	17,056	18,908
Amortization expense	1,551	1,563	1,531	1,665
Interest expense	1,311	1,254	2,333	2,783
Net income	7,058	8,437	4,195	7,706
Diluted earnings per share	$0.19	$0.23	$0.09	$0.13
GAAP combined ratio(1)	93.9%	90.5%	96.7%	91.8%
2007:
Gross premiums written	$89,504	$78,000	$90,729	$88,218
Net premiums written	71,972	65,670	73,203	69,366
Net premiums earned	65,204	67,191	67,337	68,465
Net commissions and fees	11,551	10,743	13,319	10,375
Net investment income	6,156	6,229	6,788	7,227
Net realized (losses) gains	(6)	20	(200)	36
Net losses and LAE incurred	36,646	39,707	37,015	37,601
Policy acquisition and other underwriting expenses	13,643	13,169	12,927	13,978
Other administrative expenses	7,393	7,598	8,890	8,087
Salaries and employee benefits	13,532	12,900	15,750	14,251
Amortization expense	144	543	622	621
Interest expense	1,488	1,667	1,476	1,400
Net income	6,923	6,186	7,555	7,328
Diluted earnings per share	$0.23	$0.20	$0.21	$0.20
GAAP combined ratio(1)	96.3%	97.4%	93.8%	94.0%

(1)	Management uses the GAAP combined ratio and its components to assess and benchmark underwriting performance. The GAAP combined ratio is the sum of the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio. The GAAP loss and loss adjustment expense ratio is the unconsolidated net incurred loss and loss adjustment expense in relation to net earned premium. The GAAP expense ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium.

Schedule I
Meadowbrook Insurance Group, Inc.
Summary of investments-other than investments in related parties
As of December 31, 2008

			Amount at
			Which
			Shown in the
			Balance
Type of Investment	Cost	Value	Sheet
	(In thousands)

Fixed Maturities:
US government and government agencies and authorities	$51,248	$56,263	$56,263
States and political subdivisions	475,369	479,922	479,922
Corporate securities	146,605	143,496	143,496
Mortgage and asset-backed securities	304,391	306,802	306,802

Total Fixed Maturities	$977,613	$986,483	$986,483

Equity Securities:
Preferred Stock	12,945	10,479	10,479
Common Stock	14,715	12,098	12,098

Total Equity Securities	27,660	22,577	22,577

Total Investments	$1,005,273	$1,009,060	$1,009,060

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY

BALANCE SHEET

	December 31,
	2008	2007
	(In thousands)

ASSETS
Investments	$45	$32,643
Investment in subsidiaries	501,533	317,544
Cash and cash equivalents	182	492
Goodwill	62,514	3,024
Other assets	40,277	27,811

Total assets	$604,551	$381,514

LIABILITIES
Other liabilities	$3,747	$2,231
Payable to subsidiaries	46,454	21,459
Debt	60,250	—
Debentures	55,930	55,930

Total liabilities	166,381	79,620

SHAREHOLDERS’ EQUITY
Common stock	573	370
Additional paid-in capital	314,641	194,621
Retained earnings	127,157	104,274
Note receivable from officer	(852)	(870)
Accumulated other comprehensive (loss) gain	(3,349)	3,499

Total shareholders’ equity	438,170	301,894
Total liabilities and shareholders’ equity	$604,551	$381,514

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY

INCOME STATEMENT

	For the Years Ended December 31,
	2008	2007	2006

Revenue	$2,636	$3,318	$2,690
Operating expenses:
Interest expense	7,298	6,558	6,375
Other expenses	5,386	4,332	3,970

Total operating expenses	12,684	10,890	10,345

Loss before income taxes and subsidiary equity	(10,048)	(7,572)	(7,654)
Federal and state income tax benefit	(3,561)	(2,878)	(2,878)

Loss before subsidiary equity earnings	(6,487)	(4,694)	(4,776)
Subsidiary equity earnings	33,884	32,686	26,810

Net income	$27,397	$27,992	$22,034

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY

STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2008	2007	2006

Net income	$27,397	$27,992	$22,034
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:	(12,960)	4,810	152
Net deferred derivative (loss) gain — hedging activity	(5,457)	(484)	121
Less: reclassification adjustment for gains included in net income	11,569	10	20

Other comprehensive income (loss)	(6,848)	4,336	293

Comprehensive income	$20,549	$32,328	$22,327

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY

STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006

Net cash provided by (used in) operating activities:	$4,278	$1,320	$(1,488)

Cash Flow from Investing Activities:
Net purchase of investments	(32,979)	(32,643)	—
Dividends from subsidiaries	18,862	1,729	4,629
Investment in subsidiaries	(42,004)	(19,350)	(4,600)

Net cash (used in) provided by investing activities	(56,121)	(50,264)	29

Cash Flow from Financing Activities:
Proceeds from borrowings	73,000	19,025	12,500
Principal payments on borrowings	(12,750)	(26,025)	(10,500)
Net proceeds from issuance of debentures	—	—	—
Stock options exercised	4	(374)	(538)
Dividends paid on common stock	(3,797)	—	—
Share repurchases of common stock	(4,942)	—	—
Payroll taxes associated with long-term incentive plan stock issuance	—	(1,841)	—
Net proceeds from public equity offering	—	58,585	—
Other financing activities	18	1	(12)

Net cash provided by financing activities	51,533	49,371	1,450

(Decrease) increase in cash and cash equivalents	(310)	428	(9)
Cash and cash equivalents, beginning of year	492	64	73

Cash and cash equivalents, end of year	$182	492	$64

Supplemental Disclosure for Non-cash Investing and Financing Activities
Common stock portion of purchase price for acquisition of U.S. Specialty Underwriters, Inc.	$—	$10,000	$—
Common stock portion of purchase price for merger with ProCentury Corporation	$122,725	$—	$—

Schedule III
Meadowbrook Insurance Group, Inc.
Supplementary Insurance Information
December 31, 2008
(In thousands)

Future
Policy
		Benefits,		Other
	Deferred	Losses,		Policy
	Policy	Claims &		Claims &
	Acquisition	Loss	Unearned	Benefits	Premium
	Costs	Expenses	Premium	Payable	Revenue

Specialty Risk Management Operations	$56,454	$885,697	$282,086	—	$369,721
Agency Operations	—	—	—	—	—
Other	—	—	—	—	—

	$56,454	$885,697	$282,086	—	$369,721

		Benefits,	Amortization
		Claims,	of Deferred
	Net	Losses &	Policy	Other
	Investment	Settlement	Acquisition	Operating	Premium
	Income	Expenses	Costs	Expenses	Written

Specialty Risk Management Operations	$35,888	$212,885	$52,560	$100,689	$375,194
Agency Operations	—	—	—	9,922	—
Other	736	—	—	17,976	—

	$36,624	$212,885	$52,560	$128,587	$375,194

Schedule III

Meadowbrook Insurance Group, Inc.
Supplementary Insurance Information
December 31, 2007
(In thousands)

Future
Policy
		Benefits,		Other
	Deferred	Losses,		Policy
	Policy	Claims &		Claims &
	Acquisition	Loss	Unearned	Benefits	Premium
	Costs	Expenses	Premium	Payable	Revenue

Specialty Risk Management Operations	$26,926	$540,002	$153,927	—	$268,197
Agency Operations	—	—	—	—	—
Other	—	—	—	—	—

	$26,926	$540,002	$153,927	—	$268,197

		Benefits,	Amortization
		Claims,	of Deferred
	Net	Losses &	Policy	Other
	Investment	Settlement	Acquisition	Operating	Premium
	Income	Expenses	Costs	Expenses	Written

Specialty Risk Management Operations	$25,487	$150,969	$38,371	$92,664	$280,211
Agency Operations	—	—	—	9,229	—
Other	913	—	—	10,115	—

	$26,400	$150,969	$38,371	$112,008	$280,211

Schedule III

Meadowbrook Insurance Group, Inc.
Supplementary Insurance Information
December 31, 2006
(In thousands)

Future
Policy
		Benefits,		Other
	Deferred	Losses,		Policy
	Policy	Claims &		Claims &
	Acquisition	Loss	Unearned	Benefits	Premium
	Costs	Expenses	Premium	Payable	Revenue

Speciality Risk Management Operations	$27,902	$501,077	$144,575	—	$254,920
Agency Operations	—	—	—	—	—
Other	—	—	—	—	—

	$27,902	$501,077	$144,575	—	$254,920

		Benefits,	Amortization
		Claims,	of Deferred
	Net	Losses &	Policy	Other
	Investment	Settlement	Acquisition	Operating	Premium
	Income	Expenses	Costs	Expenses	Written

Speciality Risk Management Operations	$21,115	$146,293	$37,670	$84,632	$262,668
Agency Operations	—	—	—	9,334	—
Other	960	—	—	8,802	—

	$22,075	$146,293	$37,670	$102,768	$262,668

Schedule IV
Meadowbrook Insurance Group, Inc.
Reinsurance
For the Years Ended December 31,

					Percentage
		Ceded	Assumed		of Amount
	Gross	to Other	from Other	Net	Assumed to
Property and Liability Insurance	Amount	Companies	Companies	Amount	Net
	(In thousands)

2008	$441,709	$86,061	$14,073	$369,721	3.81%
2007	$266,049	$68,902	$71,050	$268,197	26.49%
2006	$251,288	$72,367	$75,999	$254,920	29.81%

Schedule V
Meadowbrook Insurance Group, Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31,

		Additions		Deductions
	Balance at	Charged to	Charged to	from	Balance at
	Beginning of	Costs and	Other	Allowance	End of
Allowance for Doubtful Accounts	Period	Expense	Accounts	Account	Period
			(In thousands)

2008	$2,747	$772	—	$574	$2,945
2007	$2,948	$716	—	$917	$2,747
2006	$3,901	$593	—	$1,546	$2,948

Schedule VI
Meadowbrook Insurance Group, Inc.
Supplemental Information Concerning Property and Casualty Insurance Operations
For the Years Ended December 31,
(In thousands)

			Discount, If
		Reserves for	Any,
	Deferred	Losses and	Deducted
	Policy	Loss	from		Net	Net
	Acquisition	Adjustment	Previous	Unearned	Premiums	Investment
Affiliation with Registrant	Costs	Expenses(2)	Column(1)	Premiums(2)	Earned	Income

(a) Consolidated Property and Casualty Subsidiaries
2008	$56,454	$885,697	$—	$282,086	$369,721	$35,888
2007	$26,926	$540,002	—	$153,927	$268,197	$25,487
2006	$27,902	$501,077	—	$144,575	$254,920	$21,115

			Amortization
			of Deferred	Paid Losses
	Losses and Loss		Policy	and Loss	Net
	Adjustment Expense		Acquisition	Adjustment	Premiums
	Current Year	Prior Years	Expenses	Expenses	Written

2008	$229,657	$(16,772)	$52,560	$176,834	$375,194
2007	$158,061	$(7,091)	$38,371	$112,084	$280,211
2006	$149,012	$(2,719)	$37,670	$115,061	$262,668

(1)	The Company does not employ any discounting techniques.

(2)	Reserves for losses and loss adjustment expenses are shown gross of $260.4 million, $198.5 million and $198.4 million of reinsurance recoverable on unpaid losses in 2008, 2007 and 2006, respectively. Unearned premiums are shown gross of ceded unearned premiums of $31.9 million, $17.8 million and $20.4 million in 2008, 2007 and 2006, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit Index

Exhibit		Filing
No.	Description	Basis

3.1	Amended and Restated Articles of Incorporation of the Company	(15)
3.2	Amended and Restated Bylaws of the Company	(16)
4.1	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003	(6)
4.2	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc. and LaSalle Bank National Association, dated as of September 16, 2005	(11)
4.3	Indenture, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut	(22)
4.4	Amended and Restated Declaration of Trust, dated as of December 4, 2002, by and among State Street Bank and Trust Company of Connecticut, ProFinance Holdings Corporation and Steven R. Young and John Marazza, as Administrators	(22)
4.5	Guarantee Agreement, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut	(22)
4.6	Indenture, dated as of May 16, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association	(22)
4.7	Amended and Restated Declaration of Trust, dated as of May 16, 2003, by and among U.S. Bank National Association, ProFinance Holdings Corporation and Steven R. Young and John Marazza, as Administrators	(22)
4.8	Guarantee Agreement, dated as of May 16, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association	(22)
10.1	Meadowbrook Insurance Group, Inc. Amended and Restated 1995 Stock Option Plan	(7)
10.2	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994	(1)
10.3	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement	(4)
10.4	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan	(7)
10.5	Agency Agreement by and between Meadowbrook, Inc., Preferred Insurance Agency, Inc., TPA Insurance Agency, Inc., Preferred Comp Insurance Agency of New Hampshire, TPA Insurance Agency of New Hampshire, Inc., Meadowbrook of Nevada, Inc., d/b/a Meadowbrook Insurance Services, Meadowbrook of Florida, Inc., Association Self-Insurance Services, Inc., Commercial Carriers Insurance Agency, Inc., and Star Insurance Company, Savers Property and Casualty Insurance Company, Williamsburg National Insurance Company, and Ameritrust Insurance Corporation, dated January 1, 2003	(5)
10.6	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust I, and Dekania CDO I, Ltd., dated September 30, 2003	(6)
10.7	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees Named Herein, dated September 30, 2003	(6)
10.8	Guaranty Agreement between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003	(6)
10.9	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan.	(8)
10.10	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004	(8)
10.11	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated May 26, 2004	(8)

Exhibit		Filing
No.	Description	Basis

10.12	Land Contract between Meadowbrook Insurance Group, Inc. and MB Center II LLC, dated July 15, 2004	(8)
10.13	Loan Agreement by and between Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Star Insurance Company, Williamsburg National Insurance Company, Meadowbrook Insurance Group, Inc., and Meadowbrook, Inc., dated September 1, 2004	(9)
10.14	Form of Nonqualified Stock Option Agreement under the Meadowbrook Insurance Group, Inc., Stock Option Plan, dated February 21, 2003	(9)
10.15	Lease Agreement between Meadowbrook Insurance Group, Inc. and Meadowbrook, Inc., dated December 6, 2004	(9)
10.16	Master Lease Agreement between LaSalle National Leasing Corporation and Meadowbrook Insurance Group, Inc., dated December 30, 2004	(9)
10.17	Promissory Note between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005	(9)
10.18	Commercial Mortgage between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005	(9)
10.19	Assignment of Leases and Rents between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005	(9)
10.20	Amendment to Demand Note Addendum among the Company and Robert S. Cubbin and Kathleen D. Cubbin, dated February 17, 2005	(9)
10.21	Reciprocal Easement and Operation Agreement between Meadowbrook Insurance Group, Inc. and MB Center II, LLC, dated May 9, 2005	(10)
10.22	First Amendment to Land Contract between MB Center II, LLC and Meadowbrook Insurance Group, Inc., dated May 20, 2005	(10)
10.23	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust II, and Merrill Lynch International, dated as of September 16, 2005	(11)
10.24	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., LaSalle Bank National Association, Christiana Bank & Trust Company, and The Administrative Trustees Named Herein, dated as of September 16, 2005	(11)
10.25	Guarantee Agreement between Meadowbrook Insurance Group, Inc., and LaSalle Bank National Association, dated as of September 16, 2005	(11)
10.26	Convertible Note between Meadowbrook Insurance Group, Inc. and Renaissance Insurance Group, LLC, dated December 20, 2005	(12)
10.27	Executive Nonqualified Excess Plan, Plan Document, effective May 1, 2006	(13)
10.28	Executive Nonqualified Excess Plan Adoption Agreement, effective May 1, 2006	(13)
10.29	Executive Nonqualified Excess Plan, Rabbi Trust Agreement, between Meadowbrook, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company, dated March 30, 2006	(14)
10.30	Amendment to Land Contract between Meadowbrook Insurance Group, Inc. and MB Center II, LLC, dated January 31, 2008	(17)
10.31	Credit Agreement, dated July 31, 2008, between Meadowbrook Insurance Group, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, KeyBank National Association, JPMorgan Chase Bank, N.A. and RBS Citizens N.A., as Co-Syndication Agents, the other lenders party hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	(18)
10.32	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One	(18)
10.33	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One	(18)

Exhibit		Filing
No.	Description	Basis

10.34	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company	(18)
10.35	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company	(18)
10.36	Amended and Restated Executive Employment Agreement, dated July 31, 2008, by and between ProCentury Corporation and Christopher J. Timm	(19)
10.37	Consulting Agreement, dated October 1, 2008, by and among Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., and Merton J. Segal	(20)
10.38	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2009	(21)
10.39	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2009	(21)
10.40	Form of senior executive Employment Agreement by and between the Company and Karen M. Spaun, Stephen Belden, Archie McIntyre, James M. Mahoney, Joseph E. Mattingly, and Robert C. Spring, dated January 1, 2009	(21)
10.41	First Amendment to the Company’s Long Term Incentive Plan, dated December 30, 2008	(21)
14	Compliance Program / Code of Conduct
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
28.1	Star Insurance Company’s 2008 Schedule P	(2)
28.2	Savers Property & Casualty Insurance Company’s 2008 Schedule P	(2)
28.3	Williamsburg National Insurance Company’s 2008 Schedule P	(2)
28.4	Ameritrust Insurance Corporation’s 2008 Schedule P	(2)
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Chief Financial Officer of the Corporation.
99.1	Rights Agreement, dated as of September 30, 1999, by and between Meadowbrook Insurance Group, Inc. and First Chicago Trust Company of New York, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	(3)

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Submitted in paper format under separate cover; see Form SE filing.

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A filed with the Securities and Exchange Commission on October 12, 1999.

(4)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(5)	Filed as Exhibit to Form 10-K for the year ending December 31, 2002.

(6)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2003.

(7)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2004 Proxy Statement.

(8)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2004.

(9)	Filed as Exhibit to Form 10-K for the year ending December 31, 2004.

(10)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2005.

(11)	Filed as Exhibit to Current Report on Form 8-K filed on September 22, 2005.

(12)	Filed as Exhibit to Form 10-K for the year ending December 31, 2005.

(13)	Filed as Exhibit to Current Report on Form 8-K filed on May 31, 2006.

(14)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2006.

(15)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2007.

(16)	Filed as Exhibit to Form 10-K for the year ending December 31, 2007.

(17)	Filed as Exhibit to Form 10-K for the year ending December 31, 2007.

(18)	Filed as Exhibit to Current Report on Form 8-K filed on July 31, 2008.

(19)	Filed as Exhibit to Current Report on Form 8-K as filed by ProCentury Corporation on July 31, 2008.

(20)	Filed as Exhibit to Current Report on Form 8-K filed on September 8, 2008.

(21)	Filed as Exhibit to Current Report on Form 8-K filed on January 7, 2009.

(22)	Incorporated by reference to ProCentury Corporation’s Registration Statement on Form S-1, as amended.

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

Dated: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

** Merton J. Segal	Chairman and Director	March 16, 2009

Robert S. Cubbin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

** Joseph S. Dresner	Director	March 16, 2009

** Hugh W. Greenberg	Director	March 16, 2009

** Florine Mark	Director	March 16, 2009

** Robert H. Naftaly	Director	March 16, 2009

Signature	Title	Date

** David K. Page	Director	March 16, 2009

** Robert W. Sturgis	Director	March 16, 2009

** Bruce E. Thal	Director	March 16, 2009

** Herbert Tyner	Director	March 16, 2009

** Jeffrey A. Maffett	Director	March 16, 2009

** Robert F. Fix	Director	March 16, 2009

**By: Robert S. Cubbin, Attorney-in-fact