Form 10-Q
period 2009-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2009-05-08
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 1, 2009, was 57,447,707.

PART 1 — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31,
(Unaudited)
(in thousands, except share data)

	2009	2008
Revenues
Premiums earned
Gross	$155,014	$83,971
Ceded	(25,976)	(17,949)

Net earned premiums	129,038	66,022
Net commissions and fees	10,237	12,031
Net investment income	12,342	7,148
Net realized losses	(1,992)	(31)

Total revenues	149,625	85,170

Expenses
Losses and loss adjustment expenses	88,698	48,739
Reinsurance recoveries	(18,911)	(11,078)

Net losses and loss adjustment expenses	69,787	37,661
Salaries and employee benefits	19,827	12,755
Policy acquisition and other underwriting expenses	23,969	13,147
Other administrative expenses	10,393	8,832
Amortization expense	1,508	1,551
Interest expense	2,782	1,311

Total expenses	128,266	75,257

Income before taxes and equity earnings	21,359	9,913

Federal and state income tax expense	7,874	2,911
Equity earnings of affiliates	55	56

Net income	$13,540	$7,058

Earnings Per Share
Basic	$0.24	$0.19
Diluted	$0.24	$0.19

Weighted average number of common shares
Basic	57,392,499	37,012,104
Diluted	57,410,327	37,103,270

Dividends paid per common share	$0.02	$0.02
The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31,
(Unaudited)
(in thousands)

	2009	2008
Net income	$13,540	$7,058
Other comprehensive income, net of tax:
Unrealized gains on securities	6,035	1,789
Net deferred derivative gain (losses) — hedging activity	329	(449)
Less: reclassification adjustment for investment losses included in net income	2,014	65

Other comprehensive gains, net of tax	8,378	1,405

Comprehensive income	$21,918	$8,463

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,
	2009	December 31,
	(Unaudited)	2008

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,003,650 and $977,613)	$1,022,329	$986,483
Equity securities available for sale, at fair value (amortized cost of $27,293 and $27,660)	20,486	22,577
Cash and cash equivalents	73,208	76,588
Accrued investment income	11,017	10,441
Premiums and agent balances receivable, net	127,011	117,675
Reinsurance recoverable on:
Paid losses	9,686	8,337
Unpaid losses	261,157	260,366
Prepaid reinsurance premiums	32,385	31,885
Deferred policy acquisition costs	57,265	56,454
Deferred federal income taxes	16,630	22,718
Goodwill	119,205	119,028
Other intangible assets	45,544	46,951
Other assets	53,570	54,413

Total assets	$1,849,493	$1,813,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$897,690	$885,697
Unearned premiums	287,064	282,086
Debt	57,875	60,250
Debentures	80,930	80,930
Accounts payable and accrued expenses	26,329	27,839
Funds held and reinsurance balances payable	25,134	27,793
Payable to insurance companies	274	3,221
Other liabilities	16,016	7,930

Total liabilities	1,391,312	1,375,746

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 57,447,707 and 57,341,989 shares issued and outstanding	574	573
Additional paid-in capital	313,876	314,641
Retained earnings	139,548	127,157
Note receivable from officer	(846)	(852)
Accumulated other comprehensive income (loss)	5,029	(3,349)

Total shareholders’ equity	458,181	438,170

Total liabilities and shareholders’ equity	$1,849,493	$1,813,916

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Unaudited)
(in thousands)

	2009	2008
Cash Flows From Operating Activities
Net income	$13,540	$7,058
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	1,508	1,551
Amortization of deferred debenture issuance costs	121	118
Depreciation of furniture, equipment, and building	1,221	745
Net accretion of discount and premiums on bonds	815	696
Loss on sale of investments, net	2,014	100
Gain on sale of fixed assets	(22)	(22)
Incremental tax benefits from stock options exercised	—	(80)
Long-term incentive plan expense	203	209
Deferred income tax expense (benefit)	1,710	(1,089)
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(9,336)	(7,270)
Reinsurance recoverable on paid and unpaid losses	(2,140)	1,722
Prepaid reinsurance premiums	(500)	(1,120)
Deferred policy acquisition costs	(811)	(1,494)
Other assets	(216)	(921)
Increase (decrease) in:
Losses and loss adjustment expenses	11,993	5,519
Unearned premiums	4,978	6,497
Payable to insurance companies	(2,947)	(332)
Funds held and reinsurance balances payable	(2,659)	(554)
Other liabilities	756	(2,490)

Total adjustments	6,688	1,785

Net cash provided by operating activities	20,228	8,843

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(159,136)	(22,037)
Proceeds from sales and maturities of debt securities available for sale	135,081	44,797
Purchase of equity securities available for sale	(27,522)	—
Proceeds from sales of equity securities available for sale	27,324	—
Capital expenditures	(360)	(664)
Acquisition of U.S. Specialty Underwriters, Inc. (1)	—	(20,971)
Other investing activities	4,178	(453)

Net cash (used in) provided by investing activities	(20,435)	673

Cash Flows From Financing Activities
Payment of lines of credit	(2,375)	—
Book overdrafts	712	326
Dividends paid on common stock	(1,149)	(740)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	(330)	—
Incremental tax benefits from stock options exercised	—	80
Other financing activities	(31)	(15)

Net cash used in financing activities	(3,173)	(349)

Net (decrease) increase in cash and cash equivalents	(3,380)	9,167
Cash and cash equivalents, beginning of period	76,588	40,845

Cash and cash equivalents, end of period	$73,208	$50,012

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

(1)	Effective January 31, 2008, the Company exercised its option to purchase the remainder of the economics related to the acquisition of the USSU business.
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Summary of Significant Accounting Policies
Basis of Presentation and Management Representation
     The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company (“Savers”), Williamsburg National Insurance Company (“Williamsburg”), and Ameritrust Insurance Corporation (“Ameritrust”). The consolidated financial statements also include Meadowbrook, Inc., Crest Financial Corporation, and their respective subsidiaries. In addition, the consolidated financial statements also include ProCentury Corporation (“ProCentury”) and its wholly owned subsidiaries. ProCentury’s wholly owned subsidiaries consist of Century Surety Company (“Century”) and its wholly owned subsidiary ProCentury Insurance Company (“PIC”). In addition, ProCentury Risk Partners Insurance Company, Ltd., is a wholly owned subsidiary of ProCentury. Star, Savers, Williamsburg, Ameritrust, Century, and PIC are collectively referred to as the Insurance Company Subsidiaries.
     Meadowbrook and ProCentury entered into a merger agreement (the “Merger Agreement”) pursuant to which ProCentury and its wholly owned subsidiaries, became a wholly owned subsidiary of Meadowbrook as of August 1, 2008 (the “Merger”). Meadowbrook accounted for the Merger as a purchase business combination and applied fair value estimates to the acquired assets and liabilities of ProCentury as of August 1, 2008. The Consolidated Statements of Income for the three month period ended March 31, 2008, reflect only the consolidated results of Meadowbrook. Refer to Note 2 ~ ProCentury Merger, for additional discussion of the Merger and a pro forma presentation of financial results of the combined company as of March 31, 2008.
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
     In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates. Actual results could differ

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
from those estimates. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year.
     These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2008.
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
(Unaudited)
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
     Outstanding options of 1,500 and 68,250 for the three months ended March 31, 2009 and 2008, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. There were no shares issuable pursuant to stock options included in diluted earnings per share for the three months ended March 31, 2009. Shares issuable pursuant to stock options included in diluted earnings per share were 239 for the three months ended March 31, 2008. Shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 17,828 and 90,927 for the three months ended March 31, 2009 and 2008, respectively.
Income Taxes
     As of March 31, 2009 and December 31, 2008, the Company did not have any unrecognized tax benefits.
     Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of March 31, 2009 and December 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Tax returns for all years after 2004 are subject to future examination by tax authorities.
Recent Accounting Pronouncements
          In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management believes the Company does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its amortized cost basis. If management concludes a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
security is other-than-temporarily impaired, FSP FAS 115-2 and 124-2 requires that the difference between the fair value and the amortized cost of the security be presented as an other-than-temporary-impairment charge within earnings, with an offset for any noncredit-related loss component of the other-than-temporary-impairment charge to be recognized in other comprehensive income. FSP FAS 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject also to early adoption of FSP FAS 157-4 (see below).
          In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 supercedes FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject also to early adoption of FSP FAS 115-2 and 124-2 (see above).
          The Company elected to defer the adoption of FSP FAS 115-2 and 124-2 and FAS 157-4 until the second quarter of 2009. The Company believes the adoption will not result in a significant difference to its current other-than-temporary-impairment review or fair value measurements. The Company is currently evaluating the impact of the adoption of these FSP’s on its results of operations and financial position.
          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to defer the adoption of FSP FAS 107-1 and APB 28-1 until the second quarter of 2009.
          In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends the guidance in SFAS No. 141(R), “Business Combinations,” by requiring that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value only if fair value can be reasonably estimated. FSP FAS 141(R)-1 is effective for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
business combinations for which the acquisition date is on or after December 15, 2008. The Company does not expect FSP FAS 141(R)-1 to have a material impact on its consolidated financial condition or results of operations.
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
     The Merger was accounted for under the purchase method of accounting, which ultimately resulted in goodwill of $59.5 million equaling the excess of the purchase price over the fair value of identifiable assets as of December 31, 2008. Goodwill is not amortized, but is subject to at least annual impairment testing. Identifiable intangibles of $21.0 million and $5.0 million were recorded related to agent relationships and trade names, respectively.
     As of March 31, 2009, the Company recorded an increase to goodwill of approximately $177,000. This increase to goodwill was primarily related to adjustments recorded during the first quarter of 2009 to reflect updated information on certain accruals and related expenses.
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
     The combined company maintained the Meadowbrook Insurance Group, Inc. name and the New York Stock Exchange symbol of “MIG.”
     As described above, the purchase price consisted of both cash and stock consideration. The value of the equity issued, in accordance with SFAS No. 141 “Business Combinations,” (“SFAS 141”) was based on an average of the closing prices

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
of Meadowbrook common shares for the two trading days before through the two trading days after Meadowbrook announced the final exchange ratio on July 24, 2008. The purchase price also includes the transaction costs incurred by Meadowbrook. The purchase price, as calculated at December 31, 2008 and as adjusted at March 31, 2009, after the Company’s first quarter review, was calculated as follows (in thousands):

		Subsequent
	As Calculated	Purchase	As Adjusted at
	at December	Accounting	March 31,
	31, 2008	Adjustments	2009

Cash consideration portion of purchase price	$99,073	$—	$99,073
Value of equity issued for stock consideration portion of purchase price	122,725	—	122,725
Transaction related costs of Meadowbrook	5,949	(71)	5,878

Purchase price	$227,747	$(71)	$227,676

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

		Subsequent
	As Calculated	Purchase
	at December 31,	Accounting	As Adjusted at
	2008	Adjustments	March 31, 2009
	(in thousands)
ASSETS
Cash	$23,248	$—	$23,248
Investments	412,542	—	412,542
Agent balances	36,497	—	36,497
Deferred policy acquisition costs	27,435	—	27,435
Federal income taxes recoverable	7,386	—	7,386
Deferred taxes	7,451	—	7,451
Reinsurance recoverables	45,522	—	45,522
Prepaid insurance premiums	17,695	—	17,695
Goodwill	59,490	177	59,667
Other intangible assets	26,000	—	26,000
Other assets	27,164	(248)	26,916

Total Assets	$690,430	$(71)	$690,359

LIABILITIES
Losses and loss adjustment expenses	$289,533	$—	$289,533
Unearned premiums	126,259	—	126,259
Reinsurance funds held and balances payable	13,911	—	13,911
Debentures	25,000	—	25,000
Other liabilities	7,980	—	7,980

Total Liabilities	462,683	—	462,683

Purchase price	$227,747	$(71)	$227,676

     The following table reflects the unaudited pro forma results for the three months ended March 31, 2008, giving effect to the Merger as if it had occurred as though the companies had been combined as of the beginning of that period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the Three
Months Ended
March 31,
2008
Revenues	$138,471
Expenses	121,007

Income before taxes and equity earnings	17,464
Income tax expense	5,238
Equity earnings of affiliates	56

Net income	$12,282

Net income per diluted share	$0.21
Weighted average number of common shares:
Diluted	58,224,227
NOTE 3 — Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan
Stock Options
     The Company has issued stock options pursuant to its 1995 and 2002 Amended and Restated Stock Option Plans (the “Plans”). Currently, the Plans have either five or ten-year option terms and are exercisable and vest in equal increments over the option term. Since 2003, the Company has not issued any new stock options to employees. As of March 31, 2009, the Company had 1,500 options outstanding, all of which are exercisable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     With the ProCentury merger, the Company’s Compensation Committee and its Board of Directors determined that the Company’s opportunity for successfully integrating the ProCentury merger would be heightened and shareholder value increased, if all participants were in the same equity-based plan beginning in 2009. As a result, its Compensation Committee approved the termination of Company’s current 2007-2009 LTIP effective December 31, 2008 and established a new plan for 2009-2011 based on new performance targets. Based on this amendment, the current LTIP participants would receive their award based on a two-year performance period, rather than a three-year period. Therefore, the total award would be approximately two-thirds of the original three-year award. There were no accounting adjustments as a result of the amendment as there were no changes to the underlying plan, only an adjustment to the performance period.
     In 2008, the Company achieved its specified financial goals for the 2007-2008 plan years. On February 13, 2009, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of the LTIP award for the 2007-2008 plan years, which included both a cash and stock award. The total cash distribution was $1.6 million, of which approximately $530,000 was paid out in 2009 with the remainder to be paid out in 2010 and 2011. The stock portion of the LTIP award was $1.6 million, which resulted in the issuance of 161,686 shares of the Company’s common stock. Of the 161,686 shares issued, 55,968 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. The stock portion of the award was fully expensed as of December 31, 2008. The cash portion of the award is being expensed over a five-year period. In addition, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the new performance targets for the 2009-2011 plan years. The Company began accruing for the LTIP payout for the 2009-2011 plan years as of March 31, 2009.
     At March 31, 2009, the Company had approximately $491,000 and approximately $203,000 accrued for the cash and stock award, respectively, for all plan years under the LTIP. As previously indicated, the stock portion for the 2007-2008 plan years was fully expensed as of December 31, 2008. At December 31, 2008, the Company had $1.6 million and $1.6 million accrued for the cash and stock award, respectively, for all plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
years under the LTIP. Shares related to the Company’s LTIP included in diluted earnings per share were 17,828 and 90,927 for the three months ended March 31, 2009 and 2008, respectively.
Deferred Compensation Plan
     The Company maintains an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company maintains the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess Plan is funded solely by the participating employees and maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. At March 31, 2009 and December 31, 2008, the Company had $805,000 and $690,000 accrued for the Excess Plan, respectively.
NOTE 4 — Reinsurance
     The Company’s Insurance Company Subsidiaries cede insurance to reinsurers under pro-rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its exposure to large losses or hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, the Company would be liable for such defaulted amounts. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other domestic insurers and reinsurers. Based upon management’s evaluation, they have concluded the reinsurance agreements entered into by the Company transfer both significant timing and underwriting risk to the reinsurer and, accordingly, are accounted for as reinsurance under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance for Short-Duration and Long-Duration Contracts.”
     The Company receives ceding commissions in conjunction with its reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $4.8 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively.
     At March 31, 2009 and December 31, 2008, the Company had reinsurance recoverables for paid and unpaid losses of $270.8 million and $268.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In regard to the Company’s excess-of-loss reinsurance, the Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best Company rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company generally does not seek collateral where the reinsurer is rated “A-” or better by A.M. Best Company, has $500 million or more in surplus, and is admitted in the state of Michigan. As of March 31, 2009, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best Company rating and accounts for 25.5% of the total recoverable for paid and unpaid losses.
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
     The Company has historically maintained an allowance for the potential exposure to the uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. While management believes the allowances to be adequate, no assurance can be given, regarding the future ability of any of the Company’s risk-sharing partners to meet their financial obligations.
     The Company maintains an excess-of-loss reinsurance treaty designed to protect against large or unusual loss and loss adjustment expense activity. The Company determines the appropriate amount of reinsurance primarily based on the Company’s evaluation of the risks accepted, but also considers analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. To date, there have been no material disputes with the Company’s excess-of-loss reinsurers. However, no assurance can be given regarding the future ability of any of the Company’s excess-of-loss reinsurers to meet their obligations.
     As of March 31, 2009, there have been no material changes in the Company’s reinsurance treaties from those included in its Annual Report on Form 10-K for the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 5 — Debt
Credit Facilities
     On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of its Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. As of March 31, 2009, the outstanding balance on its term loan facility was $57.9 million. The Company did not have an outstanding balance on its revolving credit facility as of March 31, 2009. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. At December 31, 2008, the Company had an outstanding balance of $60.25 million on its term loan and did not have an outstanding balance on its revolving credit facility.
     The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate. The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities. At March 31, 2009, the interest rate on the Company’s term loan was 5.95%, which consisted of a fixed rate of 3.95%, as described in Note 7 ~ Derivative Instruments, plus an applicable margin of 2.00%.
     The debt covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best Company rating of “B++.” As of March 31, 2009, the Company was in compliance with these debt covenants.
Debentures
     The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

					Interest
					Rate at
Year of		Year			March 31,	Principal
Issuance	Description	Callable	Year Due	Interest Rate Terms	2009 (1)	Amount
2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	5.27%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	5.23%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	5.45%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	4.90%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	5.27%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	5.33%	10,000

					Total	$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)	Represents the junior subordinated debentures acquired in conjunction with the Merger.
     Excluding the junior subordinated debentures acquired in conjunction with the Merger, the Company received a total of $53.3 million in net proceeds from the issuance of the above long-term debt, of which $26.2 million was contributed to the surplus of its Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. Associated with the issuance of the above long-term debt, the Company incurred approximately $1.7 million in issuance costs for commissions paid to the placement agents in the transactions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
NOTE 6 — Fair Value Measurements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The fair value measurements of exchange-traded preferred and common equities, and mutual funds were based on Level 1 inputs, or quoted market prices in active markets.

The fair value measurements of a slight portion of the Company’s fixed income securities, comprising 2.1% of the fair value of the total fixed income portfolio, were based on Level 1 inputs.

•	Level 2 — Observable inputs other than quoted prices in active markets for identical securities, including: quoted prices in active markets for similar securities; quoted prices for identical or similar securities in markets that are not active; inputs other than quoted prices that are observable for the security (e.g., interest rates, yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, credit risks, default rates); and inputs derived from or corroborated by observable market data by correlation or other means.

The fair value measurements of substantially all of the Company’s fixed income securities, comprising 96.8% of the fair value of the total fixed income portfolio, were based on Level 2 inputs.

The fair values of the Company’s interest rate swaps were based on Level 2 inputs.

•	Level 3 — Unobservable inputs, including the reporting entity’s own data (e.g., cash flow estimates), as long as there are no contrary data indicating market participants would use different assumptions.

The fair value measurements for twenty-one securities, comprising 1.1% of the fair value of the total fixed income portfolio, were based on Level 3 inputs, due to the limited availability of corroborating market data. Inputs for valuation of these securities included benchmark yields, broker quotes, and models based on cash flows and other inputs.
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
     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the SFAS No. 157 valuation hierarchy as of March 31, 2009 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Available-for—Sale Securities	$1,042,815	$22,059	$1,009,842	$10,914
Derivatives — interest rate swaps	$(8,433)	$—	$(8,433)	$—
     The following table presents changes in Level 3 available-for-sale investments measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

Fair Value
Measurement
Using Significant
Unobservable
Inputs — Level 3
Balance as of January 1, 2009	$11,991

Total gains or losses (realized/unrealized):
Included in earnings	53
Included in other comprehensive income	274

Purchases, issuances and settlements	(674)

Transfers in and out of Level 3	(730)

Balance as of March 31, 2009	$10,914

Total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

Items Measured at Fair Value on a Nonrecurring Basis
     At March 31, 2009, as classified by the SFAS No. 157 valuation hierarchy, the Company held three Level 1 and eighteen Level 2 available for sale securities measured at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
fair value on a nonrecurring basis. The Company did not have any Level 3 securities measured at fair value on a nonrecurring basis. In accordance with the Company’s conclusion that the securities were other than temporarily impaired, the carrying value of the assets held in the amount of $3.4 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $2.1 million.
Recent Accounting Pronouncements
     On April 9, 2009, the FASB issued three related Staff Positions to clarify the requirements in SFAS No. 157 for fair value measurements in inactive markets, modify the recognition and measurement of other than temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Refer to Note 1 — Summary of Significant Accounting Policies for further descriptions.
          The Company elected to defer the adoption of these Staff Positions until the second quarter of 2009. The Company believes the adoption will not result in a significant difference to its current other than temporary impairment review or fair value measurements and is currently evaluating the impact of the adoption of these Staff Positions on its results of operations and financial position.
NOTE 7 — Derivative Instruments
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
     The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

					Fixed
					Amount at
	Expiration				March 31,
Effective Date	Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	2009
10/06/2005	05/24/2009	Senior debentures	Three-month LIBOR, plus 4.20%	8.925%	$5,000
10/06/2005	09/16/2010	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	8.340%	20,000
04/23/2008	05/24/2011	Senior debentures	Three-month LIBOR, plus 4.20%	7.720%	7,000
04/23/2008	06/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
04/29/2008	04/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
07/31/2008	07/31/2013	Term loan (1)	Three-month LIBOR	3.950%	57,875
08/15/2008	08/15/2013	Junior subordinated debentures (2)	Three-month LIBOR	3.780%	10,000
09/04/2008	09/04/2013	Junior subordinated debentures (2)	Three-month LIBOR	3.790%	15,000

(1)	Relates to the Company’s term loan, which has an effective date of July 31, 2008 and an expiration date of July 31, 2013. The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. The Company fixed only the variable interest portion of the loan. The actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the credit agreement, as of March 31, 2009.

(2)	Relates to the debentures acquired from the ProCentury merger. The Company fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.
     In relation to the above interest rate swaps, the net interest expense incurred for the three months ended March 31, 2009, was approximately $798,000. The net interest income received for the three months ended March 31, 2008, was approximately $16,000.
     As of March 31, 2009 and December 31, 2008, the total fair value of the interest rate swaps was approximately ($8.4 million) and ($8.9 million), respectively. Accumulated other comprehensive income at March 31, 2009 and December 31, 2008, included accumulated loss on the cash flow hedge, net of taxes, of approximately $5.5 million and $5.8 million, respectively.
     In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At March 31, 2009, the estimated fair value of the derivative was not material to the financial statements.
NOTE 8 — Shareholders’ Equity
     At March 31, 2009, shareholders’ equity was $458.2 million, or a book value of $7.98 per common share, compared to $438.2 million, or a book value of $7.64 per common share, at December 31, 2008.
     In July 2008, the Company’s Board of Directors authorized management to purchase up to 3,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. For the three months ended March 31, 2009 the Company did not repurchase any common stock. For the year ended December 31, 2008, the Company purchased and retired 800,000 shares of common stock for a total cost of approximately $4.9 million. As of March 31, 2009, the Company has available up to 2.2 million shares remaining to be purchased.
     On February 13, 2009, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of the Company’s LTIP award for the 2007-2008 plan years, which included both a cash and stock award. The stock portion of the LTIP award was $1.6 million, which resulted in the issuance of 161,686 shares of the Company’s common stock. Of the 161,686 shares issued, 55,968 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. Refer to Note 3 ~ Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan for further detail. The retirement of the shares for the associated withholding taxes reduced the Company’s paid in capital by approximately $329,000.
     The Company paid dividends to its common shareholders of $1.1 million as of March 31, 2009. As of December 31, 2008, the Company paid dividends to its common shareholders of $3.8 million. On May 1, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend is payable on June 1, 2009, to shareholders of record as of May 15, 2009.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 9 — Segment Information
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
     The following table sets forth the segment results (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Three
	Months
	Ended March 31,
	2009	2008
Revenues
Net earned premiums	$129,038	$66,022
Management fees	5,278	6,032
Claims fees	1,966	2,180
Loss control fees	489	510
Reinsurance placement	65	296
Investment income	12,212	6,970
Net realized losses	(1,992)	(31)

Specialty insurance operations	147,056	81,979
Agency operations	2,794	3,328
Holding Company interest income earned	130	178
Intersegment revenue	(355)	(315)

Consolidated revenue	$149,625	$85,170

Pre-tax income:
Specialty insurance operations	$27,411	$12,912
Agency operations (1)	338	763
Non-allocated expenses	(6,390)	(3,762)

Consolidated pre-tax income	$21,359	$9,913

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended March 31, 2009 and 2008, the allocation of corporate overhead to the agency operations segment was $798,000 and $753,000, respectively.
     The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Three
	Months
	Ended March 31,
	2009	2008
Holding company expenses	$(2,100)	$(900)
Amortization	(1,508)	(1,551)
Interest expense	(2,782)	(1,311)

	$(6,390)	$(3,762)

NOTE 10 — Commitments and Contingencies
     The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
NOTE 11 — Earnings Per Share
     Basic earnings per share are based on the weighted average number of common shares outstanding during the year, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options or stock awards using the treasury stock method.
     The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31 (in thousands, except per share amounts):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	2009	2008
Net income, as reported	$13,540	$7,058

Common shares:
Basic
Weighted average shares outstanding	57,392,499	37,012,104

Diluted
Weighted average shares outstanding	57,392,499	37,012,104
Dilutive effect of:
Stock options	—	239
Share awards under long term incentive plan	17,828	90,927

Total	57,410,327	37,103,270

Net income per common share
Basic	$0.24	$0.19
Diluted	$0.24	$0.19

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods ended March 31, 2009 and 2008
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
Business Overview
     We are a publicly traded specialty insurance underwriter and insurance administration services company, which serves the needs of underserved market segments that value service and specialized knowledge. We market and underwrite specialty property and casualty insurance products on both an admitted and non-admitted basis through a broad and diverse network of independent retail, wholesale program administrators and general agents. We primarily focus on niche or specialty program business and risk management solutions for agents, professional and trade associations, pools, trusts, and small to medium-sized insureds. These solutions include specialty program underwriting; excess and surplus lines insurance products; alternative risk transfer solutions; agency operations; and insurance administration services. Program business refers to an aggregation of individually underwritten risks that have some unique characteristic and are distributed through a select group of general agencies, retail agencies and program administrators. We define our business segments as specialty insurance operations and agency operations.

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
Critical Accounting Policies
     In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 16, 2009, are those that we consider to be our critical accounting estimates. For the three months ended March 31, 2009, there have been no material changes in regard to any of our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
Executive Overview
     Our results for the first quarter of 2009 include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines, as well as a focus on current accident year price adequacy, and the benefits derived from leveraging of fixed costs. Our first quarter results included a $2.1 million impairment charge on our investment portfolio. These impairments primarily consisted of asset-backed securities with rising default rates, declining prepayment speeds, and increasing loss severity of collateral value. In addition, this impairment charge also consisted of a few corporate securities where the issuer experienced deteriorating business conditions and results, which put pressure on its valuation and, to a lesser extent, further deterioration in preferred stock securities. Our generally accepted accounting principles (“GAAP”) combined ratio improved 6.2 percentage points to 87.7% for the first quarter of 2009, from 93.9% in 2008. Net operating income, excluding amortization, increased 106.8% to $17.8 million, compared to $8.6 million in 2008.
     Gross written premium increased $69.5 million, or 76.8%, to $160.0 million, compared to $90.5 million in 2008. Included in this increase was $52.1 million in gross written premiums related to our Century Surety Company (“Century”) operations. Excluding the gross written premiums related to the Century operations, the remaining 19.3% increase was primarily the result of growth in new business from programs implemented in late 2008 and early 2009. We anticipate further growth throughout the year as the annualized premiums of these programs continue to be realized. The anticipated growth for the balance of the year is emanating from workers’ compensation initiatives underway in the Southeast, Midwest and Western states, as well as a full year benefit of our new and expanded transportation program, as well as rate increases in select states and programs. In addition, we continue to experience selective growth within existing programs consistent with our corporate underwriting guidelines and our controls over price adequacy.
     As we begin our first full year of operations after the merger with ProCentury, we are beginning to see opportunities emerge as we use Meadowbrook’s admitted market capabilities to expand our footprint with Century’s wholesale agents in areas including marine, garage, and workers’ compensation, and as we roll out surplus lines products through an existing Meadowbrook workers’ compensation agents in markets not previously serviced by ProCentury, and as we leverage costs by creating economies of scale for purchasing reinsurance and managing the “back office” operations. By utilizing the capabilities of our combined company, we have also begun underwriting environmental related risks. Century’s environmental expertise has now been combined with the Company’s workers’ compensation and automobile liability platform to provide an integrated program for environmental risks. The standard surety operation for Century is now being marketed as Star Surety to take advantage of the higher treasury listing and broader licensing and filing capabilities of Star. Combined, the expanded agent relationships are rounding out agency relationship needs and are anticipated to grow both our programs and products.
Results of Operations
     Net income for the three months ended March 31, 2009, was $13.5 million, or $0.24 per dilutive share, compared to net income of $7.1 million, or $0.19 per dilutive share, for the comparable period of 2008. Net operating income, a non-GAAP measure, increased $9.2 million, or 130.8%, to $16.3 million, or $0.28 per dilutive share, compared to net operating income of $7.1 million, or $0.19 per dilutive share for the comparable period in 2008, with lower weighted average shares outstanding. Total weighted average shares outstanding for the three months ended March 31, 2009 were 57,410,327, compared to 37,103,270 for the comparable period in 2008. This increase in the weighted average shares is primarily the result of the equity issued in connection with the ProCentury merger.
     Net income for the three months ended March 31, 2009, was negatively impacted by after-tax realized losses of $2.8 million, or $0.04 per diluted share, as a result of the other than temporary impairments primarily related to certain asset-backed securities, corporate bonds, and preferred stocks. Our expense ratio improved 1.3 percentage points as a result of a lower level of insurance related assessments. Our expense ratio also improved as a result of our leveraging of fixed costs. In addition, net investment income increased 72.7% to $12.3 million, primarily related to the investments acquired with the ProCentury merger. Overall, we continue to see favorable prior accident year reserve development, as well as selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy.
     Revenues for the three months ended March 31, 2009, increased $64.5 million, or 75.7%, to $149.6 million, from $85.2 million for the comparable period in 2008. This increase reflects a $63.0 million increase in net earned premiums, of which $49.7 million related to our Century operations. Excluding the net earned premiums related to our Century operations, the increase of $13.3 million, was primarily the result of overall growth within our existing programs and new business we implemented in 2008 and 2009. Our overall net commission and fees were down 14.9%, or $1.8 million, as further explained below.
     In addition, the revenues reflect a $5.2 million increase in investment income, which primarily reflects the increase in invested assets acquired with the ProCentury merger, as well as continued cash flow from operations.
     As previously indicated, our results for the three months ended March 31, 2009, included the recognition of other than temporary impairments of $2.1 million. These impairments primarily consisted of asset-backed securities, a few corporate securities and, to a lesser extent, preferred stock securities.

Specialty Insurance Operations
     The following table sets forth the revenues and results from operations for specialty insurance operations (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Revenue:
Net earned premiums	$129,038	$66,022
Management fees	5,278	6,032
Claims fees	1,966	2,180
Loss control fees	489	510
Reinsurance placement	65	296
Investment income	12,212	6,970
Net realized losses	(1,992)	(31)

Total revenue	$147,056	$81,979

Pre-tax income
Specialty insurance operations	$27,411	$12,912
     Revenues from specialty insurance operations increased $65.1 million, or 79.4%, to $147.1 million for the three months ended March 31, 2009 from $82.0 million for the comparable period in 2008.
     Net earned premiums increased $63.0 million, or 95.4%, to $129.0 million for the three months ended March 31, 2009, from $66.0 million in the comparable period in 2008. This increase was the result of $49.7 million in net earned premiums related to our Century operations. The remaining increase of $13.3 million was primarily the result of growth within our existing programs and the new business we began writing in 2008.
     Management fees decreased $754,000, or 12.5%, to $5.3 million for the three months ended March 31, 2009, from $6.0 million for the comparable period in 2008. In 2008, we converted a portion of the policies produced by USSU to our Insurance Company Subsidiaries. The decrease in management fees primarily relates to the intercompany management fees associated with the USSU policies that we brought in house. These fees are now eliminated upon consolidation, but do not impact overall consolidated results. In addition, a program we previously managed is now performing its own policy administration services. This decrease was also the result of a decrease in fees related to our New England-based programs, caused by a decrease in premium volume and continued competition.
     Claim fees decreased $214,000, or 9.8%, to $2.0 million for the three months ended March 31, 2009, from $2.2 million for the comparable period in 2008. This decrease is primarily the result of lower premium volumes related to self-insured programs, which is the basis for the fee revenue.

     Net investment income increased $5.2 million, or 75.2%, to $12.2 million in 2009, from $7.0 million in 2008. This increase is primarily the result of $5.3 million in net investment income related to ProCentury. Overall, invested assets increased due to the inclusion of ProCentury’s invested assets from the Merger of approximately $425.1 million at July 31, 2008, coupled with the investing from positive cash flows from operations. The positive cash flows from operations were primarily due to favorable underwriting results. The average investment yield for March 31, 2009 was 4.5%, compared to 4.4% in 2008. The current pre-tax book yield was 4.4%. The current after-tax book yield was 3.3%, compared to 3.3% in 2008. The duration of the investment portfolio is 4.3 years at March 31, 2009, compared to 4.1 years at March 31, 2008.
     Specialty insurance operations generated pre-tax income of $27.4 million for the three months ended March 31, 2009, compared to pre-tax income of $12.9 million for the comparable period in 2008. This increase in pre-tax income demonstrates a continued improvement in underwriting results including favorable reserve development on prior accident years, selective growth in premium, adherence to our strict underwriting guidelines, and our overall leveraging of fixed costs. In addition, this improvement was also attributable to an increase in net investment income. Partially offsetting these improvements were the previously mentioned other than temporary impairments we recognized in the first quarter of 2009. The GAAP combined ratio was 87.7% for the three months ended March 31, 2009, compared to 93.9% for the same period in 2008.
     Net loss and loss adjustment expenses (“LAE”) increased $32.1 million, to $69.8 million for the three months ended March 31, 2009, from $37.7 million for the same period in 2008. Our loss and LAE ratio decreased 3.7 percentage points to 58.0% for the three months ended March 31, 2009, from 61.7% for the same period in 2008. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The loss and LAE ratio of 58.0% includes pre-tax favorable development of $8.3 million, or 6.5 percentage points, compared to pre-tax favorable development of $2.9 million, or 4.3 percentage points in 2008. The increase in our favorable development in comparison to 2008 was primarily the result of an increase in favorable development within our workers’ compensation, professional liability, and general liability lines of business due to lower frequency and severity and better than expected claims results. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.
     Our expense ratio decreased 2.5 percentage points to 29.7% for the three months ended March 31, 2009, from 32.2% for the same period in 2008. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. This decrease in the expense ratio in comparison to 2008 is the result of lower insurance related assessments, primarily related to premium tax credits received from 2008 premium tax returns, which lowered the expense ratio by 1.3 percentage points for the quarter, and the impact of lower insurance assessments from the Century operations, offset by slightly higher commission and internal costs associated with Century’s book of business.

     Agency Operations
     The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Net commission	$2,794	$3,328
Pre-tax income (1)	$338	$763

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended March 31, 2009 and 2008, the allocation of corporate overhead to the agency operations segment was $798,000 and $753,000, respectively.
     Revenue from agency operations, which consists primarily of agency commission revenue, decreased $535,000, to $2.8 million for the three months ended March 31, 2009, from $3.3 million for the comparable period in 2008. This decrease primarily reflects regional competition and a softer insurance market within our mid to larger Michigan accounts and isolated competitive pricing pressure in the California automobile market. In addition, this decrease is partially attributable to a $300,000 adjustment to reduce an agency commission accrual.
     Agency operations generated pre-tax income, after the allocation of corporate overhead, of $338,000 for the three months ended March 31, 2009, compared to $763,000 for the comparable period in 2008. The decrease in the pre-tax income is primarily attributable to the decrease in agency commission revenue mentioned above.
Other Items
Reserves
     At March 31, 2009, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $636.5 million. We established a reasonable range of reserves of approximately $578.9 million to $675.3 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves
Workers’ Compensation (1)	$167,921	$185,927	$179,098
Commercial Multiple Peril / General Liability	283,807	346,070	320,830
Commercial Automobile	90,454	101,572	97,018
Other	36,743	41,727	39,587

Total Net Reserves	$578,925	$675,296	$636,533

(1)	Includes Residual Markets
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
     The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the three months ended March 31, 2009 and the year ended December 31, 2008.
     For the three months ended March 31, 2009, we reported a decrease in net ultimate loss estimates for accident years 2008 and prior of $8.3 million, or 1.3% of $625.3 million of net loss and LAE reserves at December 31, 2008. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2009 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2008 and for the three months ended March 31, 2009. The major components of this change in ultimate loss estimates are as follows (in thousands):

		Incurred Losses			Paid Losses
	Reserves at							Reserves at
	December	Current		Total	Current	Prior		March 31,
Line of Business	31, 2008	Year	Prior Years	Incurred	Year	Years	Total Paid	2009
Workers’ Compensation	$147,813	$22,218	$(1,945)	$20,273	$(658)	$12,633	$11,975	$156,111
Residual Markets	23,984	1,722	(1,704)	18	146	869	1,015	22,987
Commercial Multiple Peril / General Liability	317,188	26,313	(3,740)	22,573	(1,334)	20,265	18,931	320,830
Commercial Automobile	92,788	15,536	232	15,768	1,305	10,233	11,538	97,018
Other	43,558	12,346	(1,191)	11,155	941	14,185	15,126	39,587

Net Reserves	625,331	$78,135	$(8,348)	$69,787	$400	$58,185	$58,585	636,533

Reinsurance Recoverable	260,366							261,157

Consolidated	$885,697							$897,690

			Development
		Re-estimated	as a
		Reserves at	Percentage
	Reserves at	March 31,	of Prior
	December	2009 on Prior	Year
Line of Business	31, 2008	Years	Reserves
Workers’ Compensation	$147,813	$145,868	-1.3%
Commercial Multiple Peril / General Liability	317,188	313,448	-1.2%
Commercial Automobile	92,788	93,020	0.3%
Other	43,558	42,367	-2.7%

Sub-total	601,347	594,703	-1.1%
Residual Markets	23,984	22,280	-7.1%

Total Net Reserves	$625,331	$616,983	-1.3%

Workers’ Compensation Excluding Residual Markets
     The projected net ultimate loss estimate for the workers’ compensation line of business, excluding residual markets, decreased $1.9 million, or 1.3% of net workers’ compensation reserves. This net overall decrease reflects decreases of $455,000, $293,000, and $845,000 in accident years 2008, 2007, and 2005, respectively. These decreases reflect better than expected experience for several of our workers’ compensation programs, including a Nevada, Florida, New Jersey, and a countrywide workers’ compensation association program. Actual losses reported during the quarter were less than expected given the prior actuarial assumptions. These decreases were offset by an increase of $530,000 in accident year 2003, due to unfavorable development in a Florida-based program. The change in ultimate loss estimates for all other accident years was insignificant.
Commercial Multiple Peril and General Liability

     The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $3.7 million, or 1.2% of net commercial multiple peril and general liability reserves. The net decrease reflects decreases of $3.8 million, $1.0 million, $1.1 million, $1.8 million and $1.4 million in the ultimate loss estimates for accident years 2008, 2007, 2006, 1997 and 1994, respectively. These decreases were due to better than expected claim emergence in general liability business. These decreases were offset by increases of $1.8 million, $427,000, $1.9 million, and $448,000 for accident years 2004, 2000, 1998 and 1996, respectively. These increases were due to greater than expected claim emergence in general liability business and an excess liability program. The change in ultimate loss estimates for all other accident years was insignificant.
Commercial Automobile
     The projected net ultimate loss estimate for the commercial automobile line of business increased $232,000, or 0.3% of net commercial automobile reserves. This net overall increase reflects an increase of $677,000 in accident year 2005, due to greater than expected claim emergence in an excess liability program and a garage program. This increase was offset by a decrease of $694,000 in accident year 2007, due to better than expected case reserve development on a California-based program and an excess liability program. The change in ultimate loss estimates for all other accident years was insignificant.
Other
     The projected net ultimate loss estimate for the other lines of business decreased $1.2 million, or 2.7% of net reserves. This net decrease reflects a reduction of $1.1 million in the net ultimate loss estimate for accident year 2007. This decrease is primarily due to better than expected case reserve development during the calendar year in a professional liability program and property business. The change in ultimate loss estimates for all other accident years was insignificant.
Residual Markets
     The workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $1.7 million, or 7.1% of net reserves. This decrease reflects a reduction of $2.0 million in accident year 2008. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.
Salaries and Employee Benefits and Other Administrative Expenses
     Salaries and employee benefits for the three months ended March 31, 2009, increased $7.1 million, or 55.4%, to $19.8 million, from $12.8 million for the comparable period in 2008. This increase is primarily the result of the salary expense related to our Century operations. This increase is also the result of an increase in variable compensation, in comparison to 2008.
     Other administrative expenses increased $1.6 million, or 17.7%, to $10.4 million, from $8.8 million for the comparable period in 2008. This increase is primarily the result of an overall increase in administrative expenses related to our Century operations. In addition, this increase is also attributable to an increase in holding company expenses, primarily related to legal fees and an increase in director fees. Partially offsetting this increase is a reduction in the management fee previously associated with our acquisition of USSU. In January 2008, we exercised our option to purchase the remainder of the economics related to the acquisition of the USSU business, by terminating the management agreement with the former owners, thereby eliminating the management fee associated with the Management Agreement.
     Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.
Amortization Expense
     Amortization expense for the three months ended March 31, 2009, remained flat at $1.5 million in comparison to 2008. Amortization expense primarily relates to the other intangibles related to our acquisition of the USSU business, a public entity excess book of business, and the agent relationships and trade names associated with the ProCentury merger.
Interest Expense
     Interest expense for the three months ended March 31, 2009, increased $1.5 million, or 112.2%, to $2.8 million, from $1.3 million for the comparable period in 2008. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan. The overall increase primarily relates to interest expense related to the term loan we used to finance a portion of the purchase price for the ProCentury merger. In addition, the increase in interest expense is partially related to the interest related to the trust preferred debt instruments acquired with the Merger. The average interest rate for the first quarter of 2009 was 7.14%, compared to 8.41% in the first quarter of 2008. This decrease reflects the impact of a lower cost of debt associated with the term loan, which had an average interest rate of 5.95% in the first quarter of 2009. The 2008 interest primarily related to the debentures.
Income Taxes
     Income tax expense, which includes both federal and state taxes, for the three months ended March 31, 2009, was $7.9 million, or 36.9% of income before taxes. For the same period last year, we reflected an income tax expense of $2.9 million, or 29.4% of income before taxes. The increase in the effective tax rate from 2008 to 2009 reflects the impact of a valuation allowance established in 2009 for other than temporary impaired investments where there were not any realized capital gains to offset the realized capital losses. Excluding the impact of this deferred tax valuation, the effective income tax rate would have been 29.8%, for the three months ended March 31, 2009. The increase from 29.3% in 2008 to 29.8% in 2009 reflects a lower contribution of investment income to pre-tax income. Investment income represented 57.8% of pre-tax income in the first quarter of 2009, compared to 72.1% in the first quarter of 2008. This decrease reflects the improved underwriting results in 2009, compared to 2008. Tax exempt securities as a percentage of total invested assets were 42.6% and 42.1% at March 31, 2009 and 2008, respectively.
Other Than Temporary Impairments
     Our policy for the valuation of temporarily impaired securities is to determine impairment based on analysis of the following factors: (1) rating downgrade or other credit event (e.g., failure to pay interest when due); (2) financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer such as changes in technology or discontinuance of a business segment; (3) prospects for the issuer’s industry segment; and (4) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery in fair value. We evaluate our investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other than temporarily impaired are written down to their estimated net fair value and the related losses recognized in operations.
     During the quarter ended March 31, 2009, after review of our investment portfolio in relation to this policy, we recorded a pre-tax realized loss of $2.1 million. These impairments primarily consisted of asset-backed securities with rising default rates, declining prepayment speeds, and increasing loss severity of collateral value. In addition, this impairment charge also consisted of a few corporate securities where the company experienced disappointing earnings, which put pressure on valuation and, to a lesser extent, further deterioration in preferred stock securities.
     At March 31, 2009, we had 269 securities that were in an unrealized loss position. At March 31, 2009, twenty-eight of those investments, with an aggregate fair value of $40.9 million and $4.6 million unrealized loss, have been in an unrealized loss position for more than twelve months. Positive evidence considered, where applicable, in reaching our conclusion that the investments in an unrealized loss position are not other than temporarily impaired consisted of: 1) there were no specific credit events that caused concerns; 2) there were no past due interest payments; 3) our ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 4) changes in fair value were considered normal in relation to overall fluctuations in interest rates.

     The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position is as follows (in thousands):

	March 31, 2009
	Less than 12 months		Greater than 12 months		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses
Debt Securities:
Debt securities issued by U.S. Government and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	49,978	(765)	18,580	(797)	68,558	(1,562)
Corporate securities	61,657	(4,074)	6,675	(1,173)	68,332	(5,247)
Mortgage and asset-backed securities	18,833	(3,988)	15,639	(2,656)	34,472	(6,644)
Equity Securities:	20,283	(7,069)	—	—	20,283	(7,069)

Totals	$150,751	$(15,896)	$40,894	$(4,626)	$191,645	$(20,522)

	December 31, 2008
	Less than 12 months		Greater than 12 months		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments		Investments		Investments
	with	Gross	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses	Losses	Losses
Debt Securities:
Debt securities issued by U.S. Government and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	130,948	(3,516)	4,778	(360)	135,726	(3,876)
Corporate securities	72,962	(4,021)	8,141	(928)	81,103	(4,949)
Mortgage and asset-backed securities	43,891	(5,701)	11,600	(2,392)	55,491	(8,093)
Equity Securities:	21,166	(5,141)	—	—	21,166	(5,141)

Totals	$268,967	$(18,379)	$24,519	$(3,680)	$293,486	$(22,059)

     As of March 31, 2009, gross unrealized gains and (losses) on securities were $36.7 million and ($20.5 million), respectively. As of December 31, 2008, gross unrealized gains and (losses) on securities were $25.8 million and ($22.1 million), respectively.
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
     A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from our Insurance Company Subsidiaries is limited by regulatory guidelines. These guidelines generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2009 is $39.5 million without prior regulatory approval. The Insurance Company Subsidiaries paid ordinary dividends of $8.3 million during the three months ended March 31, 2009. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $31.1 million of extraordinary dividends in 2009 with prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total statutory dividends paid from our Insurance Company Subsidiaries during 2008 was $46.2 million.
     We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $1.2 million for the three months ended March 31, 2009.
     We have a line of credit totaling $35.0 million, of which there was no outstanding balance at March 31, 2009. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.
     Cash flow provided by operations for the three months ended March 31, 2009 and 2008 was $20.2 million and $8.8 million, respectively. The increase in cash flow from operations reflects growth in underwriting profits and growth in net investment income.
Other Items
     Debentures
     The following table summarizes the principal amounts and variables associated with our debentures (in thousands):

					Interest
					Rate at
Year of		Year			March 31,	Principal
Issuance	Description	Callable	Year Due	Interest Rate Terms	2009 (1)	Amount
2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	5.27%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	5.23%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	5.45%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	4.90%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	5.27%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	5.33%	10,000

				Total		$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)	Represents the junior subordinated debentures acquired in conjunction with the Merger.
     Excluding the junior subordinated debentures acquired in conjunction with the Merger, we received a total of $53.3 million in net proceeds from the issuance of the above long-term debt, of which $26.2 million was contributed to the surplus of our Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. Associated with the issuance of the above long-term debt we incurred approximately $1.7 million in issuance costs for commissions paid to the placement agents in the transactions.
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
     The following table summarizes the rates and amounts associated with our interest rate swaps (in thousands):

					Fixed
					Amount at
	Expiration				March 31,
Effective Date	Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	2009
10/06/2005	05/24/2009	Senior debentures	Three-month LIBOR, plus 4.20%	8.925%	$5,000
10/06/2005	09/16/2010	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	8.340%	20,000
04/23/2008	05/24/2011	Senior debentures	Three-month LIBOR, plus 4.20%	7.720%	7,000
04/23/2008	06/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
04/29/2008	04/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
07/31/2008	07/31/2013	Term loan (1)	Three-month LIBOR	3.950%	57,875
08/15/2008	08/15/2013	Junior subordinated debentures (2)	Three-month LIBOR	3.780%	10,000
09/04/2008	09/04/2013	Junior subordinated debentures (2)	Three-month LIBOR	3.790%	15,000

(1)	Relates to our term loan, which has an effective date of July 31, 2008 and an expiration date of July 31, 2013. We are required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. We fixed only the variable interest portion of the loan. The actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the credit agreement, as of March 31, 2009.

(2)	Relates to the debentures acquired from the ProCentury merger. We fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

     In relation to the above interest rate swaps, the net interest expense incurred for the three months ended March 31, 2009, was approximately $798,000. The net interest income received for the three months ended March 31, 2008, was approximately $16,000.
     As of March 31, 2009 and December 31, 2008, the total fair value of the interest rate swaps was approximately ($8.4 million) and ($8.9 million), respectively. Accumulated other comprehensive income at March 31, 2009 and December 31, 2008, included accumulated loss on the cash flow hedge, net of taxes, of approximately $5.5 million and $5.8 million, respectively.
     Credit Facilities
     On July 31, 2008, we executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of our Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. As of March 31, 2009, the outstanding balance on our term loan facility was $57.9 million. We did not have an outstanding balance on our revolving credit facility as of March 31, 2009. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions. At December 31, 2008, we had an outstanding balance of $60.25 million on our term loan and did not have an outstanding balance on our revolving credit facility.
     The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at our option, the base rate. The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities. At March 31, 2009, the interest rate on our term loan was 5.95%, which consisted of a fixed rate of 3.95%, plus an applicable margin of 2.00%.
     The debt covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best Company rating of “B++.” As of March 31, 2009, we were in compliance with these debt covenants.
     Investment Portfolio

     As of March 31, 2009 and December 31, 2008, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.1 billion and $1.1 billion, respectively.
     In general, we believe our overall investment portfolio is conservatively invested. The duration of the investment portfolio at March 31, 2009 is 4.3 years, compared to 4.1 years at March 31, 2008. Our pre-tax book yield is 4.4%. The current after-tax yield is 3.3%, compared to 3.3% in 2008. Approximately 98.4% of our fixed income investment portfolio is investment grade.
     Shareholders’ Equity
     At March 31, 2009, shareholders’ equity was $458.2 million, or a book value of $7.98 per common share, compared to $438.2 million, or a book value of $7.64 per common share, at December 31, 2008.
     In July 2008, our Board of Directors authorized management to purchase up to 3,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. For the three months ended March 31, 2009, we did not repurchase any common stock. For the year ended December 31, 2008, we purchased and retired 800,000 shares of common stock for a total cost of approximately $4.9 million. As of March 31, 2009, we have available up to 2.2 million shares remaining to be purchased.
     On February 13, 2009, our Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of our LTIP award for the 2007-2008 plan years, which included both a cash and stock award. The stock portion of the LTIP award was $1.6 million, which resulted in the issuance of 161,686 shares of our common stock. Of the 161,686 shares issued, 55,968 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. Refer to Note 3 ~ Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan for further detail. The retirement of the shares for the associated withholding taxes reduced paid in capital by approximately $329,000.
     We paid dividends to our common shareholders of $1.1 million during the three months ended March 31, 2009. During 2008, we paid dividends to our common shareholders of $3.8 million. On May 1, 2009, our Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend is payable on June 1, 2009, to shareholders of record as of May 15, 2009.
     When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, cash flow, liquidity needs, results of operations, industry conditions, and its overall financial condition. As a holding company, our ability to pay cash dividends to our shareholders is partially dependent on dividends and other permitted payments from our Insurance Company Subsidiaries.
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
     The Merger was accounted for under the purchase method of accounting, which resulted in goodwill of $59.5 million equaling the excess of the purchase price over the fair value of identifiable assets, as of December 31, 2008. Goodwill is not amortized, but is subject to at least annual impairment testing. Identifiable intangibles of $21.0 million and $5.0 million were recorded related to agent relationships and trade names, respectively.
     As of March 31, 2009, we recorded an increase to goodwill of approximately $177,000. This increase to goodwill was primarily related to adjustments recorded during the first quarter of 2009 to reflect updated information on certain accruals and related expenses.
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

	For the Three Months
	Ended March 31,
	2009	2008

Net earned premiums	$129,038	$66,022

Less: Consolidated net loss and LAE	69,787	37,661
Intercompany claim fees	5,108	3,106

Unconsolidated net loss and LAE	74,895	40,767

Consolidated policy acquisition and other underwriting expenses	23,969	13,147
Intercompany administrative and other underwriting fees	14,366	8,088

Unconsolidated policy acquisition and other underwriting expenses	38,335	21,235

Underwriting income	$15,808	$4,020

GAAP combined ratio as reported	87.7%	93.9%

Specialty insurance operations pre-tax income	$27,411	$12,912
Less: Underwriting income	15,808	4,020
Net investment income and realized losses	10,350	7,117

Fee-based operations pre-tax income	1,253	1,775
Agency operations pre-tax income	338	763

Total fee-for-service pre-tax income	$1,591	$2,538

GAAP expense ratio as reported	29.7%	32.2%
Adjustment to include pre-tax income from total fee-for-service income (1)	1.2%	3.8%

GAAP expense ratio as adjusted	28.5%	28.4%
GAAP loss and LAE ratio as reported	58.0%	61.7%

GAAP combined ratio as adjusted	86.5%	90.1%

Reconciliation of consolidated pre-tax income:
Specialty insurance operations pre-tax income:
Fee-based operations pre-tax income	$1,253	$1,775
Underwriting income	15,808	4,020
Net investment income and realized losses	10,350	7,117

Total specialty insurance operations pre-tax income	27,411	12,912

Agency operations pre-tax income	338	763
Less: Holding company expenses	2,100	900
Interest expense	2,782	1,311
Amortization expense	1,508	1,551

Consolidated pre-tax income	$21,359	$9,913

(1)	Adjustment to include pre-tax income from total fee-for-service income is calculated by dividing total fee-for-service income by net earned premiums.

Contractual Obligations and Commitments
     For the three months ended March 31, 2009, there were no material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.
Convertible Note
     In December 2005, we entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At March 31, 2009, the estimated fair value of the derivative is not material to the financial statements.
Recent Accounting Pronouncements
          In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management believes the Company does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, FSP FAS 115-2 and 124-2 requires that the difference between the fair value and the amortized cost of the security be presented as an other-than-temporary-impairment charge within earnings, with an offset for any noncredit-related loss component of the other-than-temporary-impairment charge to be recognized in other comprehensive income. FSP FAS 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject also to early adoption of FSP FAS 157-4 (see below).
          In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 supercedes FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards

(“SFAS”) No. 157 “Fair Value Measurements” when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject also to early adoption of FSP FAS 115-2 and 124-2 (see above).
          We elected to defer the adoption of FSP FAS 115-2 and 124-2 and FAS 157-4 until the second quarter of 2009. We believe the adoption will not result in a significant difference to our current other-than-temporary-impairment review or fair value measurements. We are currently evaluating the impact of the adoption of these FSPs on our results of operations and financial position.
          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to defer the adoption of FSP FAS 107-1 and APB 28-1 until the second quarter of 2009.
          In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends the guidance in SFAS No. 141(R), “Business Combinations,” by requiring that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value only if fair value can be reasonably estimated. FSP FAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after December 15, 2008. We do not expect FSP FAS 141(R)-1 to have a material impact on our consolidated financial condition or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of March 31, 2009. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

     Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At March 31, 2009, our fixed income portfolio had a modified duration of 4.25, compared to 4.47 at December 31, 2008.
     At March 31, 2009, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.0 billion. Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income. These investments comprise 2.16% of our investment portfolio.
     Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. We continue to increase our holdings of tax-exempt securities based on our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2008. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.
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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps
Fair Value	$1,058,544	$1,020,266	$963,095
Yield to Maturity or Call	4.28%	5.32%	6.61%
Effective Duration	4.41	4.57	4.98
     The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

     Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At March 31, 2009 and December 31, 2008, we had debentures of $80.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.
     Our term loan is subject to variable interest rates. Thus, our interest expense on our term loan is directly correlated to market interest rates. At March 31, 2009, we had an outstanding balance on our term loan of $57.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $579,000. At December 31, 2008, we had an outstanding balance on our term loan of $60.25 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $602,500.
     We have entered into interest rate swap transactions to mitigate our interest rate risk on our existing debt obligations. We accrue for these transactions in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense. Refer to Note 7 ~ Derivative Instruments for further detail relating to our interest rate swap transactions.
     In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At March 31, 2009 and December 31, 2008, we did not have an outstanding balance on our revolving line of credit.
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
          As of March 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
          There were no significant changes in our internal control over financial reporting during the three month period ended March 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information required by this item is included under Note 10 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2009, which is hereby incorporated by reference.
ITEM 1A. RISK FACTORS
     There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and our other filings with the Securities and Exchange Commission.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In July 2008, the Company’s Board of Directors authorized management to purchase up to 3,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.
     The following table represents information with respect to repurchases of the Company’s common stock for the quarterly period ended March 31, 2009:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total	Average	Announced	Repurchased
	Number of	Price Paid	Plans or	Under the Plans
Period	Shares	Per Share	Programs	or Programs
January 1 - January 31, 2009	—	$—	—	2,200,000
February 1 - February 28, 2009	—	$—	—	2,200,000
March 1 - March 31, 2009	—	$—	—	2,200,000

Total	—	$—	—

ITEM 6. EXHIBITS
     The following documents are filed as part of this Report:

Exhibit
No.	Description
10.1	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2009 (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on January 7, 2009).

Exhibit
No.	Description
10.2	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2009 (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K filed on January 7, 2009).
10.3	Form of senior executive Employment Agreement between the Company and senior executive, effective January 1, 2009 (incorporated by reference to Exhibit 10.3 from Current Report on Form 8-K filed on January 7, 2009).
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.
By:	/s/ Karen M. Spaun
Senior Vice President and
Chief Financial Officer
Dated: May 8, 2009

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2009 (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on January 7, 2009).
10.2	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2009 (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K filed on January 7, 2009).
10.3	Form of senior executive Employment Agreement between the Company and senior executive, effective January 1, 2009 (incorporated by reference to Exhibit 10.3 from Current Report on Form 8-K filed on January 7, 2009).
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.