Form 10-Q
period 2009-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2009-08-10
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 3, 2009, was 57,447,707.

PART 1 — FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30,

	2009	2008
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$308,077	$179,515
Ceded	(51,899)	(36,462)

Net earned premiums	256,178	143,053
Net commissions and fees	18,633	21,663
Net investment income	24,739	14,065
Realized losses:
Total other-than-temporary impairment losses on securities	(4,827)	(168)
Portion of loss recognized in other comprehensive income	1,734	—

Net other-than-temporary impairment losses on securities recognized in earnings	(3,093)	(168)
Net realized gains (losses) excluding other-than-temporary impairment losses on securities	143	(9)

Net realized losses	(2,950)	(177)

Total revenues	296,600	178,604

Expenses
Losses and loss adjustment expenses	175,874	108,158
Reinsurance recoveries	(35,623)	(26,955)

Net losses and loss adjustment expenses	140,251	81,203
Salaries and employee benefits	39,772	26,898
Policy acquisition and other underwriting expenses	51,108	25,863
Other administrative expenses	20,310	16,793
Amortization expense	2,928	3,114
Interest expense	5,441	2,565

Total expenses	259,810	156,436

Income before taxes and equity earnings	36,790	22,168

Federal and state income tax expense	11,701	6,790
Equity earnings of affiliates	96	117

Net income	$25,185	$15,495

Earnings Per Share
Basic	$0.44	$0.42
Diluted	$0.44	$0.42
Weighted average number of common shares
Basic	57,420,255	37,016,568
Diluted	57,481,241	37,126,782
Dividends paid per common share	$0.04	$0.04

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30,

	2009	2008
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$153,063	$95,544
Ceded	(25,923)	(18,513)

Net earned premiums	127,140	77,031
Net commissions and fees	8,396	9,632
Net investment income	12,397	6,917
Realized losses:
Total other-than-temporary impairment losses on securities	(2,776)	(168)
Portion of loss recognized in other comprehensive income	1,734	—

Net other-than-temporary impairment losses on securities recognized in earnings	(1,042)	(168)
Net realized gains excluding other-than-temporary impairment losses on securities	84	22

Net realized losses	(958)	(146)

Total revenues	146,975	93,434

Expenses
Losses and loss adjustment expenses	87,176	59,419
Reinsurance recoveries	(16,712)	(15,877)

Net losses and loss adjustment expenses	70,464	43,542
Salaries and employee benefits	19,945	14,143
Policy acquisition and other underwriting expenses	27,139	12,716
Other administrative expenses	9,917	7,961
Amortization expense	1,420	1,563
Interest expense	2,659	1,254

Total expenses	131,544	81,179

Income before taxes and equity earnings	15,431	12,255

Federal and state income tax expense	3,827	3,879
Equity earnings of affiliates	41	61

Net income	$11,645	$8,437

Earnings Per Share
Basic	$0.20	$0.23
Diluted	$0.20	$0.23
Weighted average number of common shares
Basic	57,447,707	37,021,032
Diluted	57,516,750	37,126,911
Dividends paid per common share	$0.02	$0.02

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30,

	2009	2008
	(Unaudited)
	(In thousands)

Net income	$25,185	$15,495
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	12,406	(4,446)
Non-credit impairment losses on securities	(1,734)	—
Net deferred derivative gains (losses) — hedging activity	1,746	(115)
Less: reclassification adjustment for losses included in net income	2,994	174

Other comprehensive gains (losses), net of tax	15,412	(4,387)

Comprehensive income	$40,597	$11,108

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30,

	2009	2008
	(Unaudited)
	(In thousands)

Net income	$11,645	$8,437
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	6,371	(6,235)
Non-credit impairment losses on securities	(1,734)	—
Net deferred derivative gains — hedging activity	1,417	334
Less: reclassification adjustment for losses included in net income	980	109

Other comprehensive gains (losses), net of tax	7,034	(5,792)

Comprehensive income	$18,679	$2,645

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,014,019 and $977,613)	$1,041,043	$986,483
Equity securities available for sale, at fair value (amortized cost of $27,304 and $27,660)	25,091	22,577
Cash and cash equivalents	76,377	76,588
Accrued investment income	11,105	10,441
Premiums and agent balances receivable, net	136,213	117,675
Reinsurance recoverable on:
Paid losses	8,999	8,337
Unpaid losses	258,890	260,366
Prepaid reinsurance premiums	28,829	31,885
Deferred policy acquisition costs	59,027	56,454
Deferred federal income taxes	14,532	22,718
Goodwill	119,092	119,028
Other intangible assets	44,123	46,951
Other assets	54,768	54,413

Total assets	$1,878,089	$1,813,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$902,406	$885,697
Unearned premiums	290,891	282,086
Debt	55,500	60,250
Debentures	80,930	80,930
Accounts payable and accrued expenses	32,042	27,839
Funds held and reinsurance balances payable	24,172	27,793
Payable to insurance companies	808	3,221
Other liabilities	13,898	7,930

Total liabilities	1,400,647	1,375,746

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 57,447,707 and 57,341,989 shares issued and outstanding	574	573
Additional paid-in capital	314,081	314,641
Retained earnings	151,563	127,157
Note receivable from officer	(839)	(852)
Accumulated other comprehensive income (loss)	12,063	(3,349)

Total shareholders’ equity	477,442	438,170

Total liabilities and shareholders’ equity	$1,878,089	$1,813,916

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Note	Other	Total
	Common	Paid-In	Retained	Receivable	Comprehensive	Shareholders’
	Stock	Capital	Earnings	from Officer	(Loss) Income	Equity
				(In thousands)

Balances December 31, 2008	$573	$314,641	$127,157	$(852)	$(3,349)	$438,170
Net income	—	—	25,185	—	—	25,185
Dividends declared and paid at $0.04 per share	—	—	(2,299)	—	—	(2,299)
Net unrealized appreciation on available for sale securities	—	—	—	—	15,186	15,186
Net deferred derivative gain — hedging activity	—	—	—	—	1,746	1,746
Cumulative effect adjustment of adoption of FSP FAS 115-2	—	—	1,520	—	(1,520)	—
Issuance of 105,718 shares of common stock for long term incentive plan stock award for 2007-2008 plan years	1	(330)	—	—	—	(329)
Long term incentive plan; stock award for 2009-2011 plan years	—	407	—	—	—	407
Long term incentive plan tax adjustment	—	(637)	—	—	—	(637)
Note receivable from officer	—	—	—	13	—	13

Balances June 30, 2009	$574	$314,081	$151,563	$(839)	$12,063	$477,442

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,

	2009	2008
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$25,185	$15,495
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	2,928	3,114
Amortization of deferred debenture issuance costs	215	236
Depreciation of furniture, equipment, and building	2,543	1,505
Net accretion of discount and premiums on bonds	1,578	1,400
Loss on investments, net	2,994	268
Gain on sale of fixed assets	(44)	(44)
Incremental tax benefits from stock options exercised	—	(80)
Long-term incentive plan expense	407	405
Deferred income tax expense	20	275
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(18,538)	(6,901)
Reinsurance recoverable on paid and unpaid losses	814	(1,390)
Prepaid reinsurance premiums	3,056	(906)
Deferred policy acquisition costs	(2,573)	(2,071)
Other assets	2,419	(623)
Increase (decrease) in:
Losses and loss adjustment expenses	16,709	18,862
Unearned premiums	8,805	5,323
Payable to insurance companies	(2,413)	(2,659)
Funds held and reinsurance balances payable	(3,621)	(373)
Other liabilities	1,176	(5,689)

Total adjustments	16,475	10,652

Net cash provided by operating activities	41,660	26,147

Cash Flows From Investing Activities
Purchase of equity securities available for sale	(234)	—
Purchase of debt securities available for sale	(105,185)	(23,832)
Proceeds from sales and maturities of debt securities available for sale	69,102	62,227
Capital expenditures	(2,321)	(1,112)
Acquisition of U.S. Specialty Underwriters, Inc.(1)	—	(20,971)
Other investing activities	3,312	(652)

Net cash (used in) provided by investing activities	(35,326)	15,660

Cash Flows From Financing Activities
Payment of lines of credit	(4,750)	—
Book overdrafts	896	(1,167)
Dividend paid on common stock	(2,299)	(1,481)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	(330)	—
Incremental tax benefits from stock options exercised	—	80
Other financing activities	(62)	(46)

Net cash used in financing activities	(6,545)	(2,614)

Net (decrease) increase in cash and cash equivalents	(211)	39,193
Cash and cash equivalents, beginning of period	76,588	40,845

Cash and cash equivalents, end of period	$76,377	$80,038

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

(1)	Effective January 31, 2008, the Company exercised its option to purchase the remainder of the economics related to the acquisition of the USSU business.

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company” or “Meadowbrook”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company (“Savers”), Williamsburg National Insurance Company (“Williamsburg”), and Ameritrust Insurance Corporation (“Ameritrust”). The consolidated financial statements also include Meadowbrook, Inc., Crest Financial Corporation, and their respective subsidiaries. In addition, the consolidated financial statements also include ProCentury Corporation (“ProCentury”) and its wholly owned subsidiaries. ProCentury’s wholly owned subsidiaries consist of Century Surety Company (“Century”) and its wholly owned subsidiary ProCentury Insurance Company (“PIC”). In addition, ProCentury Risk Partners Insurance Company, Ltd., is a wholly owned subsidiary of ProCentury. Star, Savers, Williamsburg, Ameritrust, Century, and PIC are collectively referred to as the Insurance Company Subsidiaries.

Meadowbrook and ProCentury entered into a merger agreement (the “Merger Agreement”) pursuant to which ProCentury and its wholly owned subsidiaries, became a wholly owned subsidiary of Meadowbrook as of August 1, 2008 (the “Merger”). Meadowbrook accounted for the Merger as a purchase business combination and applied fair value estimates to the acquired assets and liabilities of ProCentury as of August 1, 2008. The Consolidated Statements of Income for the three and six months ended June 30, 2008, reflect only the consolidated results of Meadowbrook. Refer to Note 4 — ProCentury Merger, for additional discussion of the Merger and a pro forma presentation of financial results of the combined company as of June 30, 2008.

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2008.

The Company has performed an evaluation of subsequent events through August 10, 2009, which is the date the financial statements were issued.

The Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2008, as presented herein, included a reclassification adjustment from amounts previously reported. Specifically, cash flows used in investing activities for the purchase of debt securities and cash flows provided by investing activities from the proceeds from the sales and maturities of debt securities had a reclassification adjustment of $27.9 million. The previously reported cash flow information included non-cash transfers between investment portfolios within an entity, or between affiliated entities. These non-cash transfers did not constitute actual purchases and sales and,

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therefore, resulted in an overstatement of cash used for the purchase of debt securities and cash provided by proceeds from the sales and maturities of debt securities of $27.9 million. As a result, the Consolidated Statements of Cash Flows in 2009 that include the 2008 comparative period have been adjusted accordingly.

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

Fee income, which includes risk management consulting, loss control, and claim services, is recognized during the period the services are provided. Depending on the terms of the contract, claim processing fees are recognized as revenue over the estimated estimated life of the claims, or the estimated life of the contract. For those contracts that provide services beyond the expiration or termination of the contract, fees are deferred in an amount equal to management’s estimate of the Company’s obligation to continue to provide services in the future.

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

Available for sale securities are reviewed for declines in fair value that are determined to be other-than-temporary. For a debt security, if the Company intends to sell a security and it is more likely than not the Company will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, the Company concludes that an other-than-temporary impairment (“OTTI”) has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss in the Consolidated Statements of Income. If the Company does not intend to sell a debt security and it is not more likely than not the Company will be required to sell a debt security before recovery of its amortized cost basis but the

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), the Company concludes that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss in the Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded in Other Comprehensive Income as an unrealized non-credit OTTI in the Consolidated Statements of Comprehensive Income.

For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, the Company concludes that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding charge to realized loss within the Consolidated Statements of Income. When assessing the Company’s ability and intent to hold the equity security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security, as well as the cause of decline, a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

Refer to Note 2 — Investments of the Notes to Consolidated Financial Statements for further detail in regard to the Company’s investments.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method.

Outstanding options of 1,500 and 63,250 for the six months ended June 30, 2009 and 2008, respectively, have been excluded from the diluted earnings per share, as they were anti-dilutive. There were no shares issuable pursuant to stock options included in diluted earnings per share for the six months ended June 30, 2009. Shares issuable pursuant to stock options included in diluted earnings per share were 172 for the six months ended June 30, 2008. Shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 60,986 and 110,042 for the six months ended June 30, 2009 and 2008, respectively.

There were no outstanding options for the three months ended June 30, 2009, that have been excluded from the diluted earnings per share. Outstanding options of 63,250 for the three months ended June 30, 2008, have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were 23 and 96 for the three months ended June 30, 2009 and 2008, respectively. Shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 69,020 and 105,783 for the three months ended June 30, 2009 and 2008, respectively.

Income Taxes

As of June 30, 2009 and December 31, 2008, the Company did not have any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of June 30, 2009 and December 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Tax returns for all years after 2004 are subject to future examination by tax authorities.

Recent Accounting Standards

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses associated with the impaired debt security for which management believes the Company does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, FSP FAS 115-2 requires that the difference between the fair value and the amortized cost of the security be presented as an other-than-temporary-impairment charge within earnings, with an offset for any noncredit-related loss component of the other-than-temporary-impairment charge to be recognized in other comprehensive income. In addition, FSP FAS 115-2 requires that companies record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI loss from retained earnings to other comprehensive income if the company does not intend to sell the security before anticipated recovery of its amortized cost basis. FSP FAS 115-2 became effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 in the second quarter of 2009. The adoption of FSP FAS 115-2 did not have a material impact on its financial position or results of operations. The cumulative effect adjustment upon adoption at the beginning of the second quarter between retained earnings and other comprehensive income was $1.5 million.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 supercedes FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 became effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 in the second quarter of 2009. The adoption of FSP FAS 157-4 did not have a material impact on its financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 became effective for periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 in the second quarter of 2009. The disclosures required by FSP FAS 107-1, which had previously only been required annually, are now included in the Company’s June 30, 2009 Notes to Consolidated Financial Statements.

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. SFAS No. 165 became effective for periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities. Upon adoption of SFAS No. 167, the Company will need to reconsider its consolidation conclusions for all entities with which it is involved. SFAS No. 167 is effective for annual periods beginning after November 15, 2009, with early adoption prohibited. The Company is in the process of evaluating the impact of SFAS No. 167, but believes it will not have a material impact on its consolidated financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles in preparation of financial statements in conformity with GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative guidance, by particular topic, in one place. The Codification is effective for financial statements issued for periods ending after September 15, 2009. As of the effective date, all existing accounting standards documents will be superseded. The Company will adopt the Codification for its quarter ending September 30, 2009. There will be no change to the Company’s financial condition or results of operations due to the implementation of Codification.

NOTE 2 —	Investments

The estimated fair value of investments in securities is determined based on published market quotations and broker/dealer quotations. The cost or amortized cost, gross unrealized gains, losses, and other than temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI(1)	Fair Value

Debt Securities:
U.S. Government and agencies	$50,346	$2,898	$(22)	$—	$53,222
Obligations of states and political subs	470,552	13,855	(1,631)	—	482,776
Corporate securities	207,901	6,695	(1,046)	(401)	213,149
Redeemable preferred stocks	2,689	1,159	(163)	—	3,685
Mortgage-backed securities	232,635	10,821	(806)	(1,233)	241,417
Commercial mortgage-backed securities	26,971	161	(1,842)	—	25,290
Asset-backed securities	22,925	625	(426)	(1,620)	21,504

Total Debt Securities available for sale	1,014,019	36,214	(5,936)	(3,254)	1,041,043

Equity Securities:
Perpetual preferred stock	12,516	408	(1,432)	—	11,492
Common stock	14,788	91	(1,280)	—	13,599

Total Equity Securities available for sale	27,304	499	(2,712)	—	25,091

Total Securities available for sale	$1,041,323	$36,713	$(8,648)	$(3,254)	$1,066,134

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI	Fair Value

Debt Securities:
U.S. Government and agencies	$51,248	$5,015	$—	$—	$56,263
Obligations of states and political subs	475,369	8,429	(3,876)	—	479,922
Corporate securities	146,146	1,840	(4,505)	—	143,481
Redeemable preferred stocks	459	—	(444)	—	15
Mortgage-backed securities	247,949	10,090	(2,562)	—	255,477
Commercial mortgage-backed securities	26,164	22	(3,554)	—	22,632
Asset-backed securities	30,278	392	(1,977)	—	28,693

Total Debt Securities available for sale	977,613	25,788	(16,918)	—	986,483

Equity Securities:
Perpetual preferred stock	12,945	58	(2,524)	—	10,479
Common stock	14,715	—	(2,617)	—	12,098

Total Equity Securities available for sale	27,660	58	(5,141)	—	22,577

Total Securities available for sale	$1,005,273	$25,846	$(22,059)	$—	$1,009,060

(1)	This amount reflects $1.5 million for the non-credit related portion of OTTI recognized in prior earnings that was reclassified as a cumulative effect adjustment increasing retained earnings and decreasing accumulated other comprehensive income, in accordance with FSP FAS 115-2, as well as the $1.7 million adjustment reflected in the Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2009.

Gross unrealized appreciation, depreciation, and non-credit OTTI on available for sale securities as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30,	December 31,
	2009	2008

Unrealized appreciation	$36,713	$25,846
Unrealized depreciation	(8,648)	(22,059)
Non-credit OTTI	(3,254)	—

Net unrealized appreciation	24,811	3,787
Deferred federal income tax expense	(8,684)	(1,325)

Net unrealized appreciation on investments, net of deferred federal income taxes	$16,127	$2,462

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net realized losses, including OTTI, for the six and three months ended June 30, 2009 and 2008, were as follows (in thousands):

			For the Three Months
	For the Six Months Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Realized (losses) gains:
Debt securities:
Gross realized gains	$419	$9	$286	$—
Gross realized losses	(2,824)	(277)	(994)	(168)

Total debt securities	(2,405)	(268)	(708)	(168)

Equity Securities:
Gross realized gains	—	—	—	—
Gross realized losses	(589)	—	(272)	—

Total equity securities	(589)	—	(272)	—

Net realized losses	$(2,994)	$(268)	$(980)	$(168)

OTTI included in realized losses on securities above	$3,093	$168	$1,042	$168

Proceeds from the sales of fixed maturity securities available for sale were $71.5 million and $61.9 million, for the six months ended June 30, 2009 and 2008, respectively. Proceeds from the sales of fixed maturity securities available for sale were $35.8 million and $18.7 million, for the three months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
		Estimated Fair
	Amortized Cost	Value

Due in one year or less	$96,438	$99,791
Due after one year through five years	228,307	236,398
Due after five years through ten years	388,646	398,812
Due after ten years	18,097	17,831
Mortgage-backed securities, collateralized obligations and asset-backed securities	282,531	288,211

	$1,014,019	$1,041,043

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments

At June 30, 2009 and December 31, 2008, the Company had 217 and 365 securities that were in an unrealized loss position, respectively. Of the securities held at June 30, 2009, twenty-nine had an aggregate $41.4 million and $4.2 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. At December 31, 2008, twenty three securities had an aggregate $24.5 million and $3.7 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.

Available for sale securities are reviewed for declines in fair value that are determined to be other-than-temporary. For a debt security, if the Company intends to sell a security and it is more likely than not the Company will be required to

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, the Company concludes that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss in the Consolidated Statements of Income. If the Company does not intend to sell a debt security and it is not more likely than not the Company will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), the Company concludes that an OTTI has occurred. In this instance, FSP FAS 115-2 requires the bifurcation of the total OTTI into the amount related to the credit loss, which is recognized in earnings and the non-credit OTTI, which is recorded in Other Comprehensive Income as an unrealized non-credit OTTI in the Consolidated Statements of Comprehensive Income.

When assessing the Company’s intent to sell a debt security and if it is more likely than not we will be required to sell a debt security before recovery of its cost basis, facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing, are evaluated. In order to determine the amount of the credit loss for a debt security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows expected to be recovered. The discount rate is the effective interest rate implicit in the underlying debt security upon issuance. The effective interest rate is the original yield or the coupon if the debt security was previously impaired. If an OTTI exists and there is not sufficient cash flows or other information to determine a recovery value of the security, the Company concludes that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss in the Consolidated Statements of Income.

To determine the recovery period of a debt security, the Company considers the facts and circumstances surrounding the underlying issuer including, but not limited to the following:

•	Historical and implied volatility of the security;

•	Length of time and extent to which the fair value has been less than amortized cost;

•	Conditions specifically related to the security such as default rates, loss severities, loan to value ratios, current levels of subordination, and vintage;

•	Specific conditions in an industry or geographic area;

•	Any changes to the rating of the security by a rating agency;

•	Failure, if any, of the issuer of the security to make scheduled payments; and

•	Recoveries or additional declines in fair value subsequent to the balance sheet date.

In periods subsequent to the recognition of an OTTI, the security is accounted for as if it had been purchased on the measurement date of the OTTI. Therefore, for a fixed maturity security, the discount or reduced premium is reflected in net investment income over the contractual term of the investment in a manner that produces a constant effective yield.

For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, the Company concludes that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding charge to realized loss within the Consolidated Statements of Income. When assessing the Company’s ability and intent to hold the equity security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security, as well as the cause of decline, a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

After the Company’s review of its investment portfolio in relation to this policy, the Company recorded a pre-tax realized loss of $4.8 million for the six months ended June 30, 2009, of which $3.1 million was deemed credit OTTI and

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.7 million was deemed non-credit OTTI. For the three months ended June 30, 2009, the Company recorded a pre-tax realized loss of $2.7 million, of which $1.0 million was deemed credit OTTI and $1.7 million was deemed non-credit OTTI. These impairments pertained to certain corporate bonds, asset-backed and mortgage-backed securities. For the six months and three months ended June 30, 2008, the Company recorded a pre-tax realized loss of $168,000 related to OTTI.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows for the periods ended (in thousands):

	June 30, 2009
	Less Than 12 months		Greater Than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments	Unrealized	Investments	Unrealized	Investments	Unrealized
	with	Losses and	with	Losses and	with	Losses and
	Unrealized	Non-Credit	Unrealized	Non-Credit	Unrealized	Non-Credit
	Losses	OTTI	Losses	OTTI	Losses	OTTI

Debt Securities:
U.S. Government and agencies	$3,486	$(22)	$—	$—	$3,486	$(22)
Obligations of states and political subs	63,959	(948)	15,615	(683)	79,574	(1,631)
Corporate securities	21,874	(843)	9,413	(604)	31,287	(1,447)
Redeemable preferred stocks	1,393	(163)	—	—	1,393	(163)
Mortgage-backed securities	8,427	(871)	2,692	(1,168)	11,119	(2,039)
Commercial mortgage-backed securities	4,694	(400)	13,301	(1,442)	17,995	(1,842)
Asset-backed securities	4,541	(1,700)	351	(346)	4,892	(2,046)

Total Debt Securities	108,374	(4,947)	41,372	(4,243)	149,746	(9,190)

Equity Securities:
Perpetual preferred stock	8,593	(1,432)	—	—	8,593	(1,432)
Common stock	13,137	(1,280)	—	—	13,137	(1,280)

Total Equity Securities	21,730	(2,712)	—	—	21,730	(2,712)

Total Securities	$130,104	$(7,659)	$41,372	$(4,243)	$171,476	$(11,902)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Less Than 12 months		Greater Than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments	Unrealized	Investments	Unrealized	Investments	Unrealized
	with	Losses and	with	Losses and	with	Losses and
	Unrealized	Non-Credit	Unrealized	Non-Credit	Unrealized	Non-Credit
	Losses	OTTI	Losses	OTTI	Losses	OTTI

Debt Securities:
U.S. Government and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subs	130,948	(3,516)	4,778	(360)	135,726	(3,876)
Corporate securities	71,600	(3,577)	8,141	(928)	79,741	(4,505)
Redeemable preferred stocks	1,362	(444)	—	—	1,362	(444)
Mortgage-backed securities	9,739	(2,562)	—	—	9,739	(2,562)
Commercial mortgage-backed securities	12,345	(2,140)	10,136	(1,414)	22,481	(3,554)
Asset-backed securities	21,807	(999)	1,464	(978)	23,271	(1,977)

Total Debt Securities	247,801	(13,238)	24,519	(3,680)	272,320	(16,918)

Equity Securities:
Perpetual preferred stock	9,360	(2,524)	—	—	9,360	(2,524)
Common stock	11,806	(2,617)	—	—	11,806	(2,617)

Total Equity Securities	21,166	(5,141)	—	—	21,166	(5,141)

Total Securities	$268,967	$(18,379)	$24,519	$(3,680)	$293,486	$(22,059)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of April 1, 2009	$(46)
Additional credit impairments on:
Previously impaired securities	—
Securities for which an impairment was not previously recognized	(298)
Reductions	—

Balance as of June 30, 2009	$(344)

NOTE 3 —	Fair Value Measurements

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

The fair value measurements of a slight portion of the Company’s fixed income securities, comprising 2.5% of the fair value of the total fixed income portfolio, were based on Level 1 inputs.

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

The fair value measurements of substantially all of the Company’s fixed income securities, comprising 96.7% of the fair value of the total fixed income portfolio, were based on Level 2 inputs.

The fair values of the Company’s interest rate swaps were based on Level 2 inputs.

•	Level 3 — Unobservable inputs, including the reporting entity’s own data (e.g., cash flow estimates), as long as there are no contrary data indicating market participants would use different assumptions.

The fair value measurements for twenty securities, comprising 0.8% of the fair value of the total fixed income portfolio, were based on Level 3 inputs, due to the limited availability of corroborating market data. Inputs for valuation of these securities included benchmark yields, broker quotes, and models based on cash flows and other inputs.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the SFAS No. 157 valuation hierarchy as of June 30, 2009 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30, 2009	Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$1,066,134	$27,215	$1,030,482	$8,437
Derivatives — interest rate swaps	$(6,253)	$—	$(6,253)	$—

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in Level 3 available-for-sale investments measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

Fair Value
Measurement
Using Significant
Unobservable
Inputs - Level 3

Balance as of January 1, 2009	$11,991
Total gains or losses (realized/unrealized):
Included in earnings	(41)
Included in other comprehensive income	(475)
Purchases, issuances and settlements	2,095
Transfers in and out of Level 3	(5,133)

Balance as of June 30, 2009	$8,437

Total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(156)

Fair Value
Measurement
Using Significant
Unobservable
Inputs - Level 3

Balance as of April 1, 2009	$10,914
Total gains or losses (realized/unrealized):
Included in earnings	(94)
Included in other comprehensive income	(749)
Purchases, issuances and settlements	2,769
Transfers in and out of Level 3	(4,403)

Balance as of June 30, 2009	$8,437

Total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(156)

Items Measured at Fair Value on a Nonrecurring Basis

At June 30, 2009, as classified by the SFAS No. 157 valuation hierarchy, the Company held one Level 1, nine Level 2, and one Level 3 available for sale securities measured at fair value on a nonrecurring basis. In accordance with the Company’s OTTI analysis, a gross pre-tax impairment of $2.7 million for these securities was recognized. Of this amount, $1.0 million was deemed credit related and $1.7 million was deemed non-credit related. As a result, the carrying value of these securities is $8.7 million and the fair value is $6.0 million.

NOTE 4 —	ProCentury Merger

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of June 30, 2009, the Company recorded an increase to goodwill of approximately $64,000. This increase to goodwill was primarily related to adjustments recorded during the first six months of 2009 to reflect updated information on certain accruals and related expenses.

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

The combined company maintained the Meadowbrook Insurance Group, Inc. name and the New York Stock Exchange symbol of “MIG.”

As described above, the purchase price consisted of both cash and stock consideration. The value of the equity issued, in accordance with SFAS No. 141 “Business Combinations,” (“SFAS 141”) was based on an average of the closing prices of Meadowbrook common shares for the two trading days before through the two trading days after Meadowbrook announced the final exchange ratio on July 24, 2008. The purchase price also includes the transaction costs incurred by Meadowbrook. The purchase price, as adjusted through December 31, 2008 and as adjusted through June 30, 2009, after the Company’s second quarter review, was calculated as follows (in thousands):

	As Adjusted	Subsequent	As Adjusted
	Through	Purchase	Through
	December 31,	Accounting	June 30,
	2008	Adjustments	2009

Cash consideration portion of purchase price	$99,073	$—	$99,073
Value of equity issued for stock consideration portion of purchase price	122,725	—	122,725
Transaction related costs of Meadowbrook	5,949	(184)	5,765

Purchase price	$227,747	$(184)	$227,563

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

	As Adjusted	Subsequent	As Adjusted
	Through	Purchase	Through
	December 31,	Accounting	June 30,
	2008	Adjustments	2009
	(In thousands)

ASSETS
Cash	$23,248	$—	$23,248
Investments	412,542	—	412,542
Agent balances	36,497	—	36,497
Deferred policy acquisition costs	27,435	—	27,435
Federal income taxes recoverable	7,386	—	7,386
Deferred taxes	7,451	—	7,451
Reinsurance recoverables	45,522	—	45,522
Prepaid insurance premiums	17,695	—	17,695
Goodwill	59,490	64	59,554
Other intangible assets	26,000	—	26,000
Other assets(1)	27,164	(248)	26,916

Total Assets	$690,430	$(184)	$690,246

LIABILITIES
Losses and loss adjustment expenses	$289,533	$—	$289,533
Unearned premiums	126,259	—	126,259
Reinsurance funds held and balances payable	13,911	—	13,911
Debentures	25,000	—	25,000
Other liabilities(1)	7,980	—	7,980

Total Liabilities	462,683	—	462,683

Purchase price	$227,747	$(184)	$227,563

(1)	Other assets include a receivable of $11.6 million and other liabilities include a payable of $4.7 million, both of which represent a pre-merger transaction with the Company. The pre-merger receivable and payable with the Company were eliminated upon consolidation of the combined company.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the unaudited pro forma results for the three months and six months ended June 30, 2008, giving effect to the Merger as if it had occurred as though the companies had been combined as of the beginning of that period.

	For the Three Months	For the Six Months
	Ended June 30, 2008	Ended June 30, 2008

Revenues	$145,132	$283,603
Expenses	130,663	251,670

Income before taxes and equity earnings	14,469	31,933
Income tax expense	4,663	9,901
Equity earnings of affiliates	61	117

Net income	$9,867	$22,149

Net income per diluted share	$0.17	$0.38
Weighted average number of common shares:
Diluted	58,247,868	58,247,739

NOTE 5 —	Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan

Stock Options

The Company has issued stock options pursuant to its 1995 and 2002 Amended and Restated Stock Option Plans (the “Plans”). Currently, the Plans have either five or ten-year option terms and are exercisable and vest in equal increments over the option term. Since 2003, the Company has not issued any new stock options to employees. As of June 30, 2009, the Company had 1,500 options outstanding, all of which are exercisable.

Long Term Incentive Plan

The Company maintains a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period. At the end of a three-year performance period, and if the performance targets for that period are achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP for the current performance period. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a stock award. If the Company achieves the performance targets for the three-year performance period, payment of the cash portion of the award would be made in three annual installments, with the first payment being paid as of the end of that performance period and the remaining two payments to be paid in the subsequent two years. Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause. The portion of the award to be paid in the form of stock will be issued as of the end of that performance period. The number of shares of Company’s common stock subject to the stock award shall equal the dollar amount of one-half of the LTIP award divided by the market value of Company’s common stock on the first date of the beginning of the performance period. The stock awards shall be made subject to the terms and conditions of the LTIP and Plans. The Company accrues awards based upon the criteria set-forth and approved by the Compensation Committee, as included in the LTIP.

With the ProCentury merger, the Company’s Compensation Committee and its Board of Directors determined that the Company’s opportunity for successfully integrating the ProCentury merger would be heightened and shareholder value increased, if all participants were in the same equity-based plan beginning in 2009. As a result, its Compensation Committee approved the termination of the Company’s current 2007-2009 LTIP effective December 31, 2008 and established a new plan for 2009-2011 based on new performance targets. Based on this amendment, the current LTIP participants would receive their award based on a two-year performance period, rather than a three-year period. Therefore, the total award would be approximately two-thirds of the original

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three-year award. There were no accounting adjustments as a result of the amendment as there were no changes to the underlying plan, only an adjustment to the performance period.

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

At June 30, 2009, the Company had approximately $718,000 and approximately $407,000 accrued for the cash and stock award, respectively, for all plan years under the LTIP. As previously indicated, the stock portion for the 2007-2008 plan years was fully expensed as of December 31, 2008. At December 31, 2008, the Company had $1.6 million and $1.6 million accrued for the cash and stock award, respectively, for all plan years under the LTIP. Shares related to the Company’s LTIP included in diluted earnings per share were 60,986 and 110,042 for the six months ended June 30, 2009 and 2008, respectively. Shares related to the Company’s LTIP included in diluted earnings per share were 69,020 and 105,783 for the three months ended June 30, 2009 and 2008, respectively.

Deferred Compensation Plan

The Company maintains an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company maintains the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess Plan is funded solely by the participating employees and maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. At June 30, 2009 and December 31, 2008, the Company had $989,000 and $690,000 accrued for the Excess Plan, respectively.

NOTE 6 —	Reinsurance

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

The Company receives ceding commissions in conjunction with its reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $7.6 million and $5.0 million for the six

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended June 30, 2009 and 2008, respectively, and $2.8 million and $2.5 million for the three months ended June 30, 2009 and 2008, respectively.

At June 30, 2009 and December 31, 2008, the Company had reinsurance recoverables for paid and unpaid losses of $267.9 million and $268.7 million, respectively.

In regard to the Company’s excess-of-loss reinsurance, the Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best Company rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company generally does not seek collateral where the reinsurer is rated “A−” or better by A.M. Best Company, has $500 million or more in surplus, and is admitted in the state of Michigan. As of June 30, 2009, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best Company rating and accounts for 25.2% of the total recoverable for paid and unpaid losses.

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

As of June 30, 2009, there have been no material changes in the Company’s reinsurance treaties from those included in its Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 7 —	Debt

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of its Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. As of June 30, 2009, the outstanding balance on its term loan facility was $55.5 million. The Company did not have an outstanding balance on its revolving credit facility as of June 30, 2009. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. At December 31, 2008, the Company had an outstanding balance of $60.25 million on its term loan and did not have an outstanding balance on its revolving credit facility.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate. The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities. At June 30, 2009, the interest rate on the Company’s term loan was 5.95%, which consisted of a fixed rate of 3.95%, as described in Note 8 — Derivative Instruments, plus an applicable margin of 2.00%.

The debt financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best Company rating of “B++.” As of June 30, 2009, the Company was in compliance with these debt covenants.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

				Interest
				Rate at
	Year	Year		June 30,	Principal
Description	Callable	Due	Interest Rate Terms	2009(1)	Amount

Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.65%	$10,310
Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.88%	13,000
Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.86%	12,000
Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	4.21%	20,620
Junior subordinated debentures(2)	2007	2032	Three-month LIBOR, plus 4.00%	4.65%	15,000
Junior subordinated debentures(2)	2008	2033	Three-month LIBOR, plus 4.10%	4.98%	10,000

Total					$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)	Represents the junior subordinated debentures acquired in conjunction with the Merger.

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

NOTE 8 —	Derivative Instruments

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

					Fixed
					Amount at
	Expiration			Fixed	June 30,
Effective Date	Date	Debt Instrument	Counterparty Interest Rate Terms	Rate	2009

10/06/2005	09/16/2010	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	8.340%	20,000
04/23/2008	05/24/2011	Senior debentures	Three-month LIBOR, plus 4.20%	7.720%	7,000
04/23/2008	06/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
04/29/2008	04/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
07/31/2008	07/31/2013	Term loan(1)	Three-month LIBOR	3.950%	55,500
08/15/2008	08/15/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.780%	10,000
09/04/2008	09/04/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.790%	15,000

(1)	Relates to the Company’s term loan, which has an effective date of July 31, 2008 and an expiration date of July 31, 2013. The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. The Company fixed only the variable interest portion of the loan. As of June 30, 2009, the actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the credit agreement.

(2)	Relates to the debentures acquired from the ProCentury merger. The Company fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In relation to the above interest rate swaps, the net interest expense incurred for the six months ended June 30, 2009 and 2008 was approximately $1.8 million and $135,000, respectively. The net interest expense incurred for the three months ended June 30, 2009 and 2008 was approximately $972,000 and $150,000, respectively.

As of June 30, 2009 and December 31, 2008, the total fair value of the interest rate swaps was approximately ($6.2 million) and ($8.9 million), respectively. Accumulated other comprehensive income at June 30, 2009 and December 31, 2008, included accumulated loss on the cash flow hedge, net of taxes, of approximately $4.1 million and $5.8 million, respectively.

On May 24, 2009, the interest rate swap for the $5.0 million portion of the Company’s $12.0 million senior debenture expired. As of June 30, 2009, the Company did not enter into another interest rate swap transaction for this portion of its debt. Therefore, the associated interest expense is no longer at a fixed amount and will fluctuate in accordance with the debt terms, as described within Note 7 — Debt.

In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At June 30, 2009, the estimated fair value of the derivative was not material to the financial statements.

NOTE 9 —	Shareholders’ Equity

At June 30, 2009, shareholders’ equity was $477.4 million, or a book value of $8.31 per common share, compared to $438.2 million, or a book value of $7.64 per common share, at December 31, 2008.

In July 2008, the Company’s Board of Directors authorized management to purchase up to 3,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. For the three months and six months ended June 30, 2009 the Company did not repurchase any common stock. For the year ended December 31, 2008, the Company purchased and retired 800,000 shares of common stock for a total cost of approximately $4.9 million. As of June 30, 2009, the Company has available up to 2.2 million shares remaining to be purchased.

On February 13, 2009, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of the Company’s LTIP award for the 2007-2008 plan years, which included both a cash and stock award. The stock portion of the LTIP award was $1.6 million, which resulted in the issuance of 161,686 shares of the Company’s common stock. Of the 161,686 shares issued, 55,968 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. Refer to Note 5 — Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan for further detail. The retirement of the shares for the associated withholding taxes reduced the Company’s paid in capital by approximately $329,000.

The Company paid dividends to its common shareholders of $2.3 million as of June 30, 2009. As of December 31, 2008, the Company paid dividends to its common shareholders of $3.8 million. On July 31, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend is payable on August 31, 2009, to shareholders of record as of August 14, 2009.

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

NOTE 10 —	Segment Information

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the segment results (in thousands):

	For the Six Months
	Ended June 30,
	2009	2008

Revenues
Net earned premiums	$256,178	$143,053
Management fees	9,099	10,206
Claims fees	3,972	4,485
Loss control fees	1,009	1,135
Reinsurance placement	155	394
Investment income	24,492	13,722
Net realized losses	(2,950)	(177)

Specialty insurance operations	291,955	172,818
Agency operations	4,965	6,009
Holding Company interest income earned	247	343
Intersegment revenue	(567)	(566)

Consolidated revenue	$296,600	$178,604

Pre-tax income:
Specialty insurance operations	$48,286	$28,529
Agency operations(1)	(135)	937
Non-allocated expenses	(11,361)	(7,298)

Consolidated pre-tax income	$36,790	$22,168

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months
	Ended June 30,
	2009	2008

Revenues
Net earned premiums	$127,140	$77,031
Management fees	3,821	4,174
Claims fees	2,006	2,305
Loss control fees	520	625
Reinsurance placement	90	98
Investment income	12,280	6,752
Net realized (losses) gains	(958)	(146)

Specialty insurance operations	144,899	90,839
Agency operations	2,171	2,681
Holding Company interest income earned	117	165
Intersegment revenue	(212)	(251)

Consolidated revenue	$146,975	$93,434

Pre-tax income:
Specialty insurance operations	$20,875	$15,617
Agency operations(1)	(473)	174
Non-allocated expenses	(4,971)	(3,536)

Consolidated pre-tax income	$15,431	$12,255

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the six months ended June 30, 2009 and 2008, the allocation of corporate overhead to the agency operations segment was $1.6 million and $1.7 million, respectively. For the three months ended June 30, 2009 and 2008, the allocation of corporate overhead to the agency operations segment was $760,000 and $900,000, respectively.

The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Six Months
	Ended June 30,
	2009	2008

Holding company expenses	$(2,992)	$(1,619)
Amortization	(2,928)	(3,114)
Interest expense	(5,441)	(2,565)

	$(11,361)	$(7,298)

	For the Three Months
	Ended June 30,
	2009	2008

Holding company expenses	$(892)	$(719)
Amortization	(1,420)	(1,563)
Interest expense	(2,659)	(1,254)

	$(4,971)	$(3,536)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	Commitments and Contingencies

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

NOTE 12 —	Earnings Per Share

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the six months and three months ended June 30 (in thousands, except per share amounts):

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income, as reported	$25,185	$15,495	$11,645	$8,437

Common shares:
Basic
Weighted average shares outstanding	57,420,255	37,016,568	57,447,707	37,021,032

Diluted
Weighted average shares outstanding	57,420,255	37,016,568	57,447,707	37,021,032
Dilutive effect of:
Stock options	—	172	23	96
Share awards under long term incentive plan	60,986	110,042	69,020	105,783

Total	57,481,241	37,126,782	57,516,750	37,126,911

Net income per common share
Basic	$0.44	$0.42	$0.20	$0.23
Diluted	$0.44	$0.42	$0.20	$0.23

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended June 30, 2009 and 2008

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 16, 2009, are those that we consider to be our critical accounting estimates. For the three months and six months ended June 30, 2009, there have been no material changes in regard to any of our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Our results for the first half of 2009 include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines, as well as a focus on current accident year price adequacy, and the benefits derived from leveraging of fixed costs. Our generally accepted accounting principles (“GAAP”) combined ratio improved 1.9 percentage points to 90.2% for the six months ended June 30, 2009, from 92.1% in 2008. Net operating income, excluding amortization, increased 66.6% to $31.2 million, compared to $18.7 million in 2008.

Our 2009 year to date results included a pre-tax $3.1 million impairment charge on our investment portfolio. These impairments primarily consisted of asset-backed securities with rising default rates, declining prepayment speeds, and increasing loss severity of collateral value. In addition, this impairment charge also included a few corporate securities where the issuer experienced deteriorating business conditions and results, which put pressure on its valuation and, to a lesser extent, further deterioration in preferred stock securities.

Gross written premium increased $132.1 million, or 71.4%, to $316.9 million, compared to $184.8 million in 2008. Included in this increase was $114.4 million in gross written premiums related to our Century Surety Company (“Century”) operations. Excluding the gross written premiums related to the Century operations, the remaining 9.5% increase was primarily the result of growth in new business from programs implemented in 2008 and 2009. We anticipate further growth throughout the year as the annualized premiums of these programs continue to be realized. The anticipated growth for the balance of the year is emanating from workers’ compensation initiatives underway in the Southeast, Midwest and Western states, as well as a full year benefit of our new and expanded transportation program, as well as rate increases in select states and programs. In addition, we continue to experience selective growth within existing programs consistent with our corporate underwriting guidelines and our controls over price adequacy. While the level of rate decreases has slowed, we have seen a continued competitive market. Along with the recession, there has been downward pressure on revenue growth. Based upon these recent trends, we now believe a better estimate of full year gross written premium to be between $695.0 and $715.0 million.

With 2009 as our first full year of operations after the merger with ProCentury, we continue to see opportunities emerge as we use Meadowbrook’s admitted market capabilities to expand our footprint with Century’s wholesale agents in areas including marine, garage, and workers’ compensation, and as we roll out surplus lines products through an existing Meadowbrook workers’ compensation agent in markets not previously serviced by ProCentury, and as we continue to leverage costs by creating economies of scale for purchasing reinsurance and managing the “back office” operations. By utilizing the capabilities of our combined company, we have also begun underwriting environmental related risks. Century’s environmental expertise has now been combined with the Company’s workers’ compensation and automobile liability platform to provide an integrated program for environmental risks. The standard surety operation for Century is now being marketed as Star Surety to take advantage of the higher treasury listing and broader licensing and filing capabilities of Star. The combined platform has expanded agent relationships and rounded out agency relationship needs, which should grow both our programs and products.

On June 24, 2009, we announced the affirmation of A.M. Best Company’s financial strength rating of “A−” (Excellent) for our Insurance Company Subsidiaries.

Results of Operations

Net income for the six months ended June 30, 2009, increased 62.5% to $25.2 million, or $0.44 per dilutive share, compared to net income of $15.5 million, or $0.42 per dilutive share, for the comparable period of 2008. Net operating income, a non-GAAP measure, increased $12.7 million, or 81.1%, to $28.3 million, or $0.49 per dilutive share, compared to net operating income of $15.6 million, or $0.42 per dilutive share for the comparable period in 2008, with lower weighted average shares outstanding. Total diluted weighted average shares outstanding for the six months ended June 30, 2009 were 57,481,241, compared to 37,126,782 for the comparable period in 2008. This increase in the weighted average shares is primarily the result of the equity issued in connection with the ProCentury merger.

Net income for the six months ended June 30, 2009, was negatively impacted by after-tax realized losses of $3.1 million, or $0.05 per diluted share, as a result of the other than temporary impairments primarily related to certain asset-backed securities, corporate bonds, and preferred stocks. Net investment income increased 75.9% to $24.7 million, primarily related to the increase in invested assets as a result of the ProCentury merger. Overall, we continue to see favorable prior accident year reserve development, as well as selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy.

Revenues for the six months ended June 30, 2009, increased $118.0 million, or 66.1%, to $296.6 million, from $178.6 million for the comparable period in 2008. This increase reflects a $113.1 million increase in net earned premiums, of which $98.7 million related to our Century operations. Excluding the net earned premiums related to our Century operations, the increase of $14.4 million was primarily the result of overall growth within our existing programs and new business we implemented in 2008 and 2009. Our overall net commission and fees were down 14.0%, or $3.0 million, as further explained below.

In addition, the revenues reflect a $10.7 million increase in investment income, which primarily reflects the increase in invested assets as a result of the ProCentury merger, as well as continued positive cash flow from operations.

As previously indicated, our results for the six months ended June 30, 2009, included the recognition of other than temporary impairments of pre-tax $3.1 million. These impairments primarily consisted of asset-backed securities, a few corporate securities and, to a lesser extent, preferred stock securities.

Specialty Insurance Operations

The following table sets forth the revenues and results from operations for specialty insurance operations (in thousands):

	For the Six Months
	Ended June 30,
	2009	2008

Revenue:
Net earned premiums	$256,178	$143,053
Management fees	9,099	10,206
Claims fees	3,972	4,485
Loss control fees	1,009	1,135
Reinsurance placement	155	394
Investment income	24,492	13,722
Net realized losses	(2,950)	(177)

Total revenue	$291,955	$172,818

Pre-tax income
Specialty insurance operations	$48,286	$28,529

Revenues from specialty insurance operations increased $119.1 million, or 68.9%, to $291.9 million for the six months ended June 30, 2009 from $172.8 million for the comparable period in 2008.

Net earned premiums increased $113.1 million, or 79.1%, to $256.2 million for the six months ended June 30, 2009, from $143.1 million in the comparable period in 2008. This increase was primarily the result of $98.7 million in net earned premiums related to our Century operations. The remaining increase of $14.4 million was primarily the result of growth within our existing programs and the new business we implemented in 2008 and 2009.

Management fees decreased $1.1 million, or 10.8%, to $9.1 million for the six months ended June 30, 2009, from $10.2 million for the comparable period in 2008. In 2008, we converted a portion of the policies produced by USSU to our Insurance Company Subsidiaries. The decrease in management fees primarily relates to the intercompany management fees associated with the USSU policies that we brought in house. These fees are now eliminated upon consolidation, but do not impact overall consolidated results. In addition, a program we previously managed is now performing its own policy administration services. This decrease was also the result of a decrease in fees related to our New England-based programs, caused by a decrease in premium volume and continued competition.

Claim fees decreased $513,000, or 11.4%, to $4.0 million for the six months ended June 30, 2009, from $4.5 million for the comparable period in 2008. This decrease is primarily the result of lower premium volumes related to self-insured programs, which is the basis for the fee revenue.

Net investment income increased $10.8 million, or 78.5%, to $24.5 million in 2009, from $13.7 million in 2008. This increase is primarily the result of $10.6 million in net investment income related to ProCentury. Overall, invested assets increased due to the inclusion of ProCentury’s invested assets from the Merger of approximately $425.1 million at July 31, 2008, coupled with the investing from positive cash flows from operations. The positive cash flows from operations were primarily due to favorable underwriting results. The average investment yield for June 30, 2009 was 4.44%, compared to 4.34% in 2008. The current pre-tax book yield was 4.59%. The current after-tax book yield was 2.98%, compared to 3.24% in 2008. The duration of the investment portfolio is 4.1 years at June 30, 2009, compared to 3.9 years at June 30, 2008.

Specialty insurance operations generated pre-tax income of $48.3 million for the six months ended June 30, 2009, compared to pre-tax income of $28.5 million for the comparable period in 2008. This increase in pre-tax income demonstrates a continued improvement in underwriting results including favorable reserve development on prior accident years, selective growth in premium, adherence to our strict underwriting guidelines, and our overall leveraging of fixed costs. In addition, this improvement was also attributable to an increase in net investment income. Partially offsetting these improvements were the previously mentioned other than temporary impairments we recognized in the first half of the year. The GAAP combined ratio was 90.2% for the six months ended June 30, 2009, compared to 92.1% for the same period in 2008.

Net loss and loss adjustment expenses (“LAE”) increased $59.1 million, or 72.7%, to $140.3 million for the six months ended June 30, 2009, from $81.2 million for the same period in 2008. Our loss and LAE ratio decreased 2.8 percentage points to 58.7% for the six months ended June 30, 2009, from 61.5% for the same period in 2008. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The loss and LAE ratio of 58.7% includes pre-tax favorable development of $14.7 million, or 5.7 percentage points, compared to pre-tax favorable development of $5.6 million, or 3.9 percentage points in 2008. The increase in our favorable development in comparison to 2008 was primarily the result of an increase in favorable development within our general liability, commercial auto liability, and workers’ compensation lines of business due to lower frequency and severity and better than expected incurred and paid claims results. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

Our expense ratio increased 0.9 percentage points to 31.5% for the six months ended June 30, 2009, from 30.6% for the same period in 2008. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. This increase in the expense ratio in comparison to 2008 is primarily the result of higher commission rates associated with our Century operations book of business, lower ceding commissions relating to a reduction in the proportion of risk-sharing business to our overall premium production, as well as a higher level of Century’s internal costs in relation to premium, offset by lower insurance related assessments.

Agency Operations

The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Six Months
	Ended
	June 30,
	2009	2008

Net commission	$4,965	$6,009
Pre-tax (loss) income(1)	$(135)	$937

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the six months ended June 30, 2009 and 2008, the allocation of corporate overhead to the agency operations segment was $1.6 million and $1.7 million, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, was $5.0 million for the six months ended June 30, 2009, compared to $6.0 million for the comparable period in 2008. This decrease primarily reflects regional competition and a softer insurance market within our mid to larger Michigan accounts and isolated competitive pricing pressure in the California automobile market. In addition, this decrease is partially attributable to a $300,000 adjustment to reduce an agency commission accrual.

Agency operations generated a pre-tax loss, after the allocation of corporate overhead, of ($135,000) for the six months ended June 30, 2009, compared to $937,000 for the comparable period in 2008. The decrease in the pre-tax income is primarily attributable to the decrease in agency commission revenue mentioned above.

Other Items

Reserves

At June 30, 2009, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $643.5 million. We established a reasonable range of reserves of approximately $585.9 million to $682.3 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$170,517	$188,801	$181,866
Commercial Multiple Peril/General Liability	286,842	348,747	323,643
Commercial Automobile	92,729	104,127	99,458
Other	35,779	40,632	38,549

Total Net Reserves	$585,867	$682,307	$643,516

(1)	Includes Residual Markets

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the six months ended June 30, 2009 and the year ended December 31, 2008.

For the six months ended June 30, 2009, we reported a decrease in net ultimate loss estimates for accident years 2008 and prior of $14.7 million, or 2.3% of $625.3 million of net loss and LAE reserves at December 31, 2008. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2009 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2008 and for the six months ended June 30, 2009. The major components of this change in ultimate loss estimates are as follows (in thousands):

	Reserves at	Incurred Losses			Paid Losses			Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	June 30,
Line of Business	2008	Year	Years	Incurred	Year	Years	Paid	2009

Workers’ Compensation	$147,813	$44,148	$(4,709)	$39,439	$3,930	$23,800	$27,730	$159,522
Residual Markets	23,984	3,036	(2,337)	699	1,484	855	2,339	22,344
Commercial Multiple Peril/General Liability	317,188	50,582	(5,672)	44,910	(697)	39,152	38,455	323,643
Commercial Automobile	92,788	31,184	(345)	30,839	5,074	19,095	24,169	99,458
Other	43,558	25,990	(1,626)	24,364	8,975	20,398	29,373	38,549

Net Reserves	625,331	$154,940	$(14,689)	$140,251	$18,766	$103,300	$122,066	643,516

Reinsurance Recoverable	260,366							258,890

Consolidated	$885,697							$902,406

		Re-estimated	Development
		Reserves at	as a
	Reserves at	June 30,	Percentage of
	December 31,	2009 on	Prior Year
Line of Business	2008	Prior Years	Reserves

Workers’ Compensation	$147,813	$143,104	−3.2%
Commercial Multiple Peril/General Liability	317,188	311,516	−1.8%
Commercial Automobile	92,788	92,443	−0.4%
Other	43,558	41,932	−3.7%

Sub-total	601,347	588,995	−2.1%
Residual Markets	23,984	21,647	−9.7%

Total Net Reserves	$625,331	$610,642	−2.3%

Workers’ Compensation Excluding Residual Markets  The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets decreased $4.7 million, or 3.2% of net workers’ compensation reserves. This net overall decrease reflects decreases of $971,000, $876,000, $433,000, $1.5 million and $402,000 in accident years 2008, 2007, 2006, 2005 and 2004, respectively. These decreases reflect better than expected experience for several of our workers’ compensation programs, including a Nevada, Florida, New Jersey, and a countrywide workers’ compensation association program. Actual losses reported during the quarter were less than expected given the prior actuarial assumptions. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril and General Liability  The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $5.7 million, or 1.8% of net commercial multiple peril and general liability reserves. The net decrease reflects decreases of $4.8 million, $2.8 million, $503,000 and $1.4 million in the ultimate loss estimates for accident years 2008, 2007, 2006 and 1994, respectively. These decreases were due to better than expected claim emergence in general liability business. These decreases were offset by increases in the net ultimate loss estimates of $466,000, $2.5 million and $1.1 million for accident years 2005, 2004 and 2003, respectively. These increases were due to greater than expected claim emergence in one excess liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile  The projected net ultimate loss estimate for the commercial automobile line of business decreased $345,000, or 0.4% of net commercial automobile reserves. This net overall decrease reflects decreases of $756,000 and $1.4 million for accident years 2008 and 2007, respectively. These decreases were due to better than expected claim emergence in two California-based programs and an excess liability program. These decreases were offset by increases of $1.3 million and $512,000 in accident years 2006 and 2005, respectively. These increases were due to greater than expected claim emergence in one excess liability program and a garage program. The change in ultimate loss estimates for all other accident years was insignificant.

Other  The projected net ultimate loss estimate for the other lines of business decreased $1.6 million, or 3.7% of net reserves. This net decrease reflects a reduction of $864,000 in the net ultimate loss estimate for accident year 2007. This decrease is primarily due to better than expected case reserve development during the calendar year in a professional liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets  The workers’ compensation residual market line of business had a decrease in net ultimate loss estimates of $2.3 million, or 9.7% of net reserves. This decrease reflects a reduction of $2.2 million in accident year 2008. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

Salaries and Employee Benefits and Other Administrative Expenses

Salaries and employee benefits for the six months ended June 30, 2009, increased $12.9 million, or 47.9%, to $39.8 million, from $26.9 million for the comparable period in 2008. This increase is primarily the result of the salary expense related to our Century operations. This increase is also the result of an increase in variable compensation, in comparison to 2008, due to performance criteria established by our Compensation Committee.

Other administrative expenses increased $3.5 million, or 20.9%, to $20.3 million, from $16.8 million for the comparable period in 2008. This increase is primarily the result of an overall increase in administrative expenses related to our Century operations. In addition, this increase is also attributable to an increase in holding company expenses, primarily related to certain legal expenses and an increase in director fees. Partially offsetting this increase is a reduction in the management fee previously associated with our acquisition of USSU. In January 2008, we exercised our option to purchase the remainder of the economics related to the acquisition of the USSU business, by terminating the management agreement with the former owners, thereby eliminating the management fee associated with the Management Agreement.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for the six months ended June 30, 2009, was $2.9 million compared to $3.1 million for the comparable period in 2008. Amortization expense primarily relates to the other intangibles related to our acquisition of the USSU business, a public entity excess book of business, and the agent relationships and trade names associated with the ProCentury merger.

Interest Expense

Interest expense for the six months ended June 30, 2009, increased $2.8 million, or 112.1%, to $5.4 million, from $2.6 million for the comparable period in 2008. The overall increase primarily relates to interest expense related to the term loan we used to finance a portion of the purchase price for the ProCentury merger. In addition, the increase in interest expense is partially related to the interest related to the trust preferred debt instruments as a result of the ProCentury merger. The average interest rate for the six months ended June 30, 2009 was 7.12%, compared to 8.20% for the comparable period in 2008. This decrease reflects the impact of a lower cost of debt associated with the term loan, which had an average interest rate of 5.95% in the first six months of 2009. The 2008 interest primarily related to the debentures.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the six months ended June 30, 2009, was $11.7 million, or 31.8% of income before taxes. For the same period last year, we reflected an income tax expense of $6.8 million, or 30.6% of income before taxes. The increase in the effective tax rate from 2008 to 2009 reflects the impact of a valuation allowance established in 2009 for other than temporary impaired investments where there were not any realized capital gains to offset the realized capital losses. Excluding the impact of capital items and this deferred tax valuation, the effective income tax rate would have been 27.6%, for the six months ended June 30, 2009, compared to 30.6% in 2008. The decrease in the effective federal income tax rate in comparison to 2008, reflects a higher level of dividends received deduction, as well as a lower level of non-tax deductible expenses as a percentage of pre-tax income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Results of Operations

Net income for the three months ended June 30, 2009, was $11.6 million, or $0.20 per dilutive share, compared to net income of $8.4 million, or $0.23 per dilutive share, for the comparable period of 2008. Net operating income, a non-GAAP measure, increased $3.4 million, or 39.9%, to $11.9 million, or $0.21 per dilutive share, compared to net operating income of $8.5 million, or $0.23 per dilutive share for the comparable period in 2008, with lower weighted average shares outstanding. Total diluted weighted average shares outstanding for the three months ended June 30, 2009 were 57,516,750, compared to 37,126,911 for the comparable period in 2008. This increase in the weighted average shares is primarily the result of the equity issued in connection with the ProCentury merger.

Net income for the three months ended June 30, 2009, was negatively impacted by after-tax realized losses of $287,000, or $0.01 per diluted share, as a result of the other than temporary impairments primarily related to certain asset-backed securities, corporate bonds, and preferred stocks. Net investment income increased 79.2% to $12.4 million, primarily related to the increase in invested assets as a result of the ProCentury merger. Overall, we continue to see favorable prior accident year reserve development, as well as selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy.

Revenues for the three months ended June 30, 2009, increased $53.6 million, or 57.3%, to $147.0 million, from $93.4 million for the comparable period in 2008. This increase reflects a $50.1 million increase in net earned premiums, of which $49.0 million related to our Century operations. Excluding the net earned premiums related to our Century operations, the remaining increase was primarily the result of overall growth within our existing programs and new business we implemented in 2008 and 2009. Our overall net commission and fees were down 12.8%, or $1.2 million, as further explained below.

In addition, the revenues reflect a $5.5 million increase in investment income, which primarily reflects the increase in invested assets as a result of the ProCentury merger, as well as continued positive cash flow from operations. Our results for the three months ended June 30, 2009, also included the recognition of other than temporary impairments of $1.0 million. These impairments primarily consisted of asset-backed securities, a few corporate securities and, to a lesser extent, preferred stock securities.

Specialty Insurance Operations

The following table sets forth the revenues and results from operations for specialty insurance operations (in thousands):

	For the Three Months
	Ended June 30,
	2009	2008

Revenue:
Net earned premiums	$127,140	$77,031
Management fees	3,821	4,174
Claims fees	2,006	2,305
Loss control fees	520	625
Reinsurance placement	90	98
Investment income	12,280	6,752
Net realized losses	(958)	(146)

Total revenue	$144,899	$90,839

Pre-tax income
Specialty insurance operations	$20,875	$15,617

Revenues from specialty insurance operations increased $54.1 million, or 59.5%, to $144.9 million for the three months ended June 30, 2009 from $90.8 million for the comparable period in 2008.

Net earned premiums increased $50.1 million, or 65.1%, to $127.1 million for the three months ended June 30, 2009, from $77.0 million in the comparable period in 2008. This increase was the result of $49.0 million in net earned premiums related to our Century operations. The remaining increase of $1.1 million was primarily the result of growth within our existing programs and the new business we implemented in 2008 and 2009.

Management fees decreased $353,000, or 8.5%, to $3.8 million for the three months ended June 30, 2009, from $4.2 million for the comparable period in 2008. In 2008, we converted a portion of the policies produced by USSU to our Insurance Company Subsidiaries. The decrease in management fees primarily relates to the intercompany management fees associated with the USSU policies that we brought in house. These fees are now eliminated upon consolidation, but do not impact overall consolidated results. In addition, a program we previously managed is now performing its own policy administration services. This decrease was also the result of a decrease in fees related to our New England-based programs, caused by a decrease in premium volume and continued competition.

Claim fees decreased $299,000, or 13.0%, to $2.0 million for the three months ended June 30, 2009, from $2.3 million for the comparable period in 2008. This decrease is primarily the result of lower premium volumes related to self-insured programs, which is the basis for the fee revenue.

Net investment income increased $5.5 million, or 81.9%, to $12.3 million in 2009, from $6.8 million in 2008. This increase is primarily the result of $5.3 million in net investment income related to ProCentury. Overall, invested assets increased due to the inclusion of ProCentury’s invested assets from the Merger of approximately $425.1 million at July 31, 2008, coupled with the investing from positive cash flows from operations. The positive cash flows from operations were primarily due to favorable underwriting results. The average investment yield for June 30, 2009 was 4.39%, compared to 4.31% in 2008. The current pre-tax book yield was 4.59%. The current after-tax book yield was 2.98%, compared to 3.24% in 2008. The duration of the investment portfolio is 4.1 years at June 30, 2009, compared to 3.9 years at June 30, 2008.

Specialty insurance operations generated pre-tax income of $20.9 million for the three months ended June 30, 2009, compared to pre-tax income of $15.6 million for the comparable period in 2008. This increase in pre-tax income demonstrates a continued improvement in underwriting results including favorable reserve development on prior accident years, selective growth in premium, adherence to our strict underwriting guidelines, and our overall leveraging of fixed costs. In addition, this improvement was also attributable to an increase in net investment income. Partially offsetting these improvements were the previously mentioned other than temporary impairments we recognized in the second quarter of 2009. The GAAP combined ratio was 92.7% for the three months ended June 30, 2009, compared to 90.5% for the same period in 2008.

Net loss and loss adjustment expenses (“LAE”) increased $27.0 million, to $70.5 million for the three months ended June 30, 2009, from $43.5 million for the same period in 2008. Our loss and LAE ratio decreased 1.8 percentage points to 59.4% for the three months ended June 30, 2009, from 61.2% for the same period in 2008. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The loss and LAE ratio of 59.4% includes pre-tax favorable development of $6.3 million, or 5.0 percentage points, compared to pre-tax favorable development of $2.7 million, or 3.5 percentage points in 2008. The increase in our favorable development in comparison to 2008 was primarily the result of an increase in favorable development within our general liability, commercial auto liability, and workers’ compensation lines of business due to lower frequency and severity and better than expected incurred and paid claims results. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

Our expense ratio increased 4.0 percentage points to 33.3% for the three months ended June 30, 2009, from 29.3% for the same period in 2008. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums.

This increase primarily relates to higher commission rates associated with our Century operations book of business, lower ceding commissions relating to a reduction in the proportion of risk-sharing business to our overall premium production, as well as a higher level of Century’s internal costs in relation to premium.

Agency Operations

The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Three Months
	Ended June 30,
	2009	2008

Net commission	$2,171	$2,681
Pre-tax (loss) income(1)	$(473)	$174

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended June 30, 2009 and 2008, the allocation of corporate overhead to the agency operations segment was $760,000 and $900,000, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, decreased $510,000, to $2.2 million for the three months ended June 30, 2009, from $2.7 million for the comparable period in 2008. This decrease primarily reflects regional competition and a softer insurance market within our mid to larger Michigan accounts and isolated competitive pricing pressure in the California automobile market.

Agency operations generated a pre-tax loss, after the allocation of corporate overhead, of ($473,000) for the three months ended June 30, 2009, compared to $174,000 for the comparable period in 2008. The decrease is primarily attributable to the decrease in agency commission revenue mentioned above.

Other Items

Reserves

For the three months ended June 30, 2009, we reported a decrease in net ultimate loss estimates for accident years 2008 and prior of $6.3 million, or 1.0% of $625.3 million of net loss and LAE reserves at December 31, 2008. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2009 and 2008.

Salaries and Employee Benefits and Other Administrative Expenses

Salaries and employee benefits for the three months ended June 30, 2009, increased $5.8 million, or 41.0%, to $19.9 million, from $14.1 million for the comparable period in 2008. This increase is primarily the result of the salary expense related to our Century operations. This increase is also the result of an increase in variable compensation, in comparison to 2008, due to performance criteria established by our Compensation Committee.

Other administrative expenses increased $1.9 million, or 24.6%, to $9.9 million, from $8.0 million for the comparable period in 2008. This increase is primarily the result of an overall increase in administrative expenses related to our Century operations. In addition, this increase is also attributable to an increase in holding company expenses, primarily related to legal fees.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for the three months ended June 30, 2009, decreased $143,000, to $1.4 million, from $1.6 million for the comparable period in 2008. Amortization expense primarily relates to the other intangibles related to our acquisition of the USSU business, a public entity excess book of business, and the agent relationships and trade names associated with the ProCentury merger.

Interest Expense

Interest expense for the three months ended June 30, 2009, increased $1.4 million, or 112.0%, to $2.7 million, from $1.3 million for the comparable period in 2008. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan. The overall increase primarily relates to interest expense related to the term loan we used to finance a portion of the purchase price for the ProCentury merger. In addition, the increase in interest expense is partially related to the interest related to the trust preferred debt instruments as a result of the ProCentury merger. The average interest rate for the second quarter of 2009 was 7.10%, compared to 8.00% in the second quarter of 2008. This decrease reflects the impact of a lower cost of debt associated with the term loan, which had an average interest rate of 5.95% in the second quarter of 2009. The 2008 interest primarily related to the debentures.

Income Taxes

Income tax expense, which includes both federal and state taxes, for the three months ended June 30, 2009, was $3.8 million, or 24.8% of income before taxes. For the same period last year, we reflected an income tax expense of $3.9 million, or 31.7% of income before taxes. The decrease in the effective tax rate reflects a higher level of dividends received deduction, as well as a lower level of non-tax deductible expenses as a percentage of pre-tax income.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from our Insurance Company Subsidiaries is limited by regulatory guidelines. These guidelines generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2009 is $39.5 million without prior regulatory approval. The Insurance Company Subsidiaries paid ordinary dividends of $8.3 million as of June 30, 2009. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $63.9 million of extraordinary dividends in 2009 with prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total statutory dividends paid from our Insurance Company Subsidiaries during 2008 was $46.2 million.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $1.8 million for the six months ended June 30, 2009.

We have a line of credit totaling $35.0 million, of which there was no outstanding balance at June 30, 2009. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Cash flow provided by operations for the six months ended June 30, 2009 and 2008 was $41.7 million and $26.1 million, respectively. The increase in cash flow from operations reflects growth in underwriting profits and growth in net investment income, primarily as a result of the ProCentury merger.

Other Items

Debentures

The following table summarizes the principal amounts and variables associated with our debentures (in thousands):

				Interest
				Rate at
	Year	Year		June 30,	Principal
Description	Callable	Due	Interest Rate Terms	2009(1)	Amount

Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.65%	$10,310
Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.88%	13,000
Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.86%	12,000
Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	4.21%	20,620
Junior subordinated debentures(2)	2007	2032	Three-month LIBOR, plus 4.00%	4.65%	15,000
Junior subordinated debentures(2)	2008	2033	Three-month LIBOR, plus 4.10%	4.98%	10,000

				Total	$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)	Represents the junior subordinated debentures acquired in conjunction with the Merger.

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

The following table summarizes the rates and amounts associated with our interest rate swaps (in thousands):

					Fixed
					Amount at
	Expiration			Fixed	June 30,
Effective Date	Date	Debt Instrument	Counterparty Interest Rate Terms	Rate	2009

10/06/2005	09/16/2010	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	8.340%	20,000
04/23/2008	05/24/2011	Senior debentures	Three-month LIBOR, plus 4.20%	7.720%	7,000
04/23/2008	06/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
04/29/2008	04/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
07/31/2008	07/31/2013	Term loan(1)	Three-month LIBOR	3.950%	55,500
08/15/2008	08/15/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.780%	10,000
09/04/2008	09/04/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.790%	15,000

(1)	Relates to our term loan, which has an effective date of July 31, 2008 and an expiration date of July 31, 2013. We are required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. We fixed only the variable interest portion of the loan. As of June 30, 2009, the actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the credit agreement.

(2)	Relates to the debentures acquired from the ProCentury merger. We fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

On May 24, 2009, the interest rate swap for the $5.0 million portion of our $12.0 million senior debenture expired. As of June 30, 2009, we did not enter into another interest rate swap transaction for this portion of our debt. Therefore, the associated interest expense is no longer at a fixed amount and will fluctuate in accordance with the debt terms, as described above.

In relation to the above interest rate swaps, the net interest expense incurred for the six months ended June 30, 2009 and 2008 was approximately $1.8 million and $135,000, respectively. The net interest expense incurred for the three months ended June 30, 2009 and 2008 was approximately $972,000 and $150,000, respectively.

As of June 30, 2009 and December 31, 2008, the total fair value of the interest rate swaps was approximately ($6.2 million) and ($8.9 million), respectively. Accumulated other comprehensive income at June 30, 2009 and December 31, 2008, included accumulated loss on the cash flow hedge, net of taxes, of approximately $4.1 million and $5.8 million, respectively.

Credit Facilities

On July 31, 2008, we executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of our Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. As of June 30, 2009, the outstanding balance on our term loan facility was $55.5 million. We did not have an outstanding balance on our revolving credit facility as of June 30, 2009. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions. At December 31, 2008, we had an outstanding balance of $60.25 million on our term loan and did not have an outstanding balance on our revolving credit facility.

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

At June 30, 2009, the interest rate on our term loan was 5.95%, which consisted of a fixed rate of 3.95%, plus an applicable margin of 2.00%.

The debt financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best Company rating of “B++.” As of June 30, 2009, we were in compliance with these debt covenants.

Investment Portfolio

As of June 30, 2009 and December 31, 2008, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.1 billion and $1.1 billion, respectively.

In general, we believe our overall investment portfolio is conservatively invested. The duration of the investment portfolio at June 30, 2009 is 4.1 years, compared to 3.9 years at June 30, 2008. Our pre-tax book yield is 4.59%. The current after-tax yield is 2.98%, compared to 3.24% in 2008. Approximately 97.9% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

At June 30, 2009, shareholders’ equity was $477.4 million, or a book value of $8.31 per common share, compared to $438.2 million, or a book value of $7.64 per common share, at December 31, 2008.

In July 2008, our Board of Directors authorized management to purchase up to 3,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. For the three months and six months ended June 30, 2009, we did not repurchase any common stock. For the year ended December 31, 2008, we purchased and retired 800,000 shares of common stock for a total cost of approximately $4.9 million. As of June 30, 2009, we have available up to 2.2 million shares remaining to be purchased.

On February 13, 2009, our Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of our LTIP award for the 2007-2008 plan years, which included both a cash and stock award. The stock portion of the LTIP award was $1.6 million, which resulted in the issuance of 161,686 shares of our common stock. Of the 161,686 shares issued, 55,968 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. Refer to Note 5 — Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan for further detail. The retirement of the shares for the associated withholding taxes reduced paid in capital by approximately $329,000.

We paid dividends to our common shareholders of $2.3 million as of June 30, 2009. During 2008, we paid dividends to our common shareholders of $3.8 million. On July 31, 2009, our Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend is payable on August 31, 2009, to shareholders of record as of August 14, 2009.

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

As of June 30, 2009, we recorded an increase to goodwill of approximately $64,000. This increase to goodwill was primarily related to adjustments recorded during the first six months of 2009 to reflect updated information on certain accruals and related expenses.

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

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net earned premiums	$256,178	$143,053	$127,140	$77,031
Less: Consolidated net loss and LAE	140,251	81,203	70,464	43,542
Intercompany claim fees	10,103	6,735	4,995	3,629

Unconsolidated net loss and LAE	150,354	87,938	75,459	47,171

Consolidated policy acquisition and other underwriting expenses	51,108	25,863	27,139	12,716
Intercompany administrative and other underwriting fees	29,567	17,920	15,201	9,832

Unconsolidated policy acquisition and other underwriting expenses	80,675	43,783	42,340	22,548

Underwriting income	$25,149	$11,332	$9,341	$7,312

GAAP combined ratio as reported	90.2%	92.1%	92.7%	90.5%
Specialty insurance operations pre-tax income	$48,286	$28,529	$20,875	$15,617
Less: Underwriting income	25,149	11,332	9,341	7,312
Net investment income and realized losses	21,789	13,888	11,439	6,771

Fee-based operations pre-tax income	1,348	3,309	95	1,534
Agency operations pre-tax income	(135)	937	(473)	174

Total fee-for-service pre-tax income	$1,213	$4,246	$(378)	$1,708

GAAP expense ratio as reported	31.5%	30.6%	33.3%	29.3%
Adjustment to include pre-tax income from total fee-for-service income(1)	0.5%	3.0%	−0.3%	2.2%

GAAP expense ratio as adjusted	31.0%	27.6%	33.6%	27.1%
GAAP loss and LAE ratio as reported	58.7%	61.5%	59.4%	61.2%

GAAP combined ratio as adjusted	89.7%	89.1%	93.0%	88.3%

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Reconciliation of consolidated pre-tax income:
Specialty insurance operations pre-tax income:
Fee-based operations pre-tax income	$1,348	$3,309	$95	$1,534
Underwriting income	25,149	11,332	9,341	7,312
Net investment income and realized losses	21,789	13,888	11,439	6,771

Total specialty insurance operations pre-tax income	48,286	28,529	20,875	15,617
Agency operations pre-tax income	(135)	937	(473)	174
Less: Holding company expenses	2,992	1,619	892	719
Interest expense	5,441	2,565	2,659	1,254
Amortization expense	2,928	3,114	1,420	1,563

Consolidated pre-tax income	$36,790	$22,168	$15,431	$12,255

(1)	Adjustment to include pre-tax income from total fee-for-service income is calculated by dividing total fee-for-service income by net earned premiums.

Contractual Obligations and Commitments

For the three months ended June 30, 2009, there were no material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Convertible Note

In December 2005, we entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative pursuant to SFAS No. 133, and therefore is accounted for separately from the note. At June 30, 2009, the estimated fair value of the derivative is not material to the financial statements.

Recent Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management believes the Company does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, FSP FAS 115-2 requires that the difference between the fair value and the amortized cost of the security be presented as an other-than-temporary-impairment charge within earnings, with an offset for any noncredit-related loss component of the other-than-temporary-impairment charge to be recognized in other comprehensive income. In addition, FSP FAS 115-2 requires that companies record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI loss from retained earnings to other comprehensive income if the company does not intend to sell the security before anticipated recovery of its amortized cost basis. FSP FAS 115-2 became effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 115-2 in the second quarter of 2009. The adoption of FSP FAS 115-2 did not have a material impact on our financial position or results of operations. The cumulative effect adjustment upon adoption at the beginning of the second quarter between retained earnings and other comprehensive income was $1.5 million.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 supercedes FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 became effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 157-4 in the second quarter of 2009. The adoption of FSP FAS 157-4 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 became effective for periods ending after June 15, 2009. We adopted FSP FAS 107-1 in the second quarter of 2009. The disclosures required by FSP FAS 107-1, which had previously only been required annually, are now included in our June 30, 2009 Notes to Consolidated Financial Statements.

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. SFAS No. 165 became effective for periods ending after June 15, 2009. We adopted SFAS No. 165 during the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have an impact on our consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. Upon adoption of SFAS No. 167, we will need to reconsider our consolidation conclusions for all entities with which we are involved. SFAS No. 167 is effective for annual periods beginning after November 15, 2009, with early adoption prohibited. We are in the process of evaluating the impact of SFAS No. 167, but believe it will not have a material impact on our consolidated financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles in preparation of financial statements in conformity with GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative guidance, by particular topic, in one place. The Codification is effective for financial statements issued for periods ending after September 15, 2009. As of the effective date, all existing accounting standards documents will be superseded. We will adopt the Codification for our quarter ending September 30, 2009. There will be no change to our financial condition or results of operations due to the implementation of Codification.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of June 30, 2009. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At June 30, 2009, our fixed income portfolio had a modified duration of 4.25, compared to 4.47 at December 31, 2008.

At June 30, 2009, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.1 billion. Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income. These investments comprise 2.4% of our investment portfolio.

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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Fair Value	$1,087,246	$1,041,043	$993,315
Yield to Maturity or Call	3.36%	4.38%	5.34%
Effective Duration	4.40	4.81	5.03

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At June 30, 2009 and December 31, 2008, we had debentures of $80.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates. Thus, our interest expense on our term loan is directly correlated to market interest rates. At June 30, 2009, we had an outstanding balance on our term loan of $55.5 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $555,000. At December 31, 2008, we had an outstanding balance on our term loan of $60.25 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $602,500.

We have entered into interest rate swap transactions to mitigate our interest rate risk on our existing debt obligations. We accrue for these transactions in accordance with SFAS No. 133 “Accounting for Derivative

Instruments and Hedging Activities,” as subsequently amended. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges under SFAS No. 133. In accordance with SFAS No. 133, these interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense. Refer to Note 8 — Derivative Instruments for further detail relating to our interest rate swap transactions.

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At June 30, 2009 and December 31, 2008, we did not have an outstanding balance on our revolving line of credit.

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

As of June 30, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended June 30, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 11 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2009, which is hereby incorporated by reference.

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

The following table represents information with respect to repurchases of the Company’s common stock for the quarterly period ended June 30, 2009:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total	Average	Announced	Repurchased
	Number of	Price Paid	Plans or	Under the Plans
Period	Shares	Per Share	Programs	or Programs

April 1 — April 30, 2009	—	$—	—	2,200,000
May 1 — May 31, 2009	—	$—	—	2,200,000
June 1 — June 30, 2009	—	$—	—	2,200,000

Total	—	$—	—

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2009, the Company held its Annual Meeting of Shareholders (“Annual Meeting”) to consider and act upon the following proposals:

(1) The election of four members to the Board of Directors of the Company;

(2) Ratification of the appointment of the Company’s independent registered public accounting firm, Ernst & Young LLP, and

(3) Approval of the Meadowbrook Insurance Group, Inc. 2009 Equity Compensation Plan.

The following directors stood for election at the Annual Meeting: (1) Robert S. Cubbin; (2) Robert F. Fix; (3) Hugh W. Greenberg; and (4) Florine Mark. The shareholders re-elected the directors at the Annual Meeting and therefore, each shall continue in office. The vote tabulation for each director was: (1) Robert S. Cubbin — 53,530,952 in favor and 1,496,075 withheld; (2) Robert F. Fix — 53,798,173 in favor and 1,228,854 withheld; (3) Hugh W. Greenberg — 53,146,548 in favor and 1,880,479 withheld; and (4) Florine Mark — 53,442,880 in favor and 1,584,147 withheld. Other directors continuing in office after the meeting were: Merton J. Segal, Robert H. Naftaly, Joseph S. Dresner, David K. Page, Herbert Tyner, Robert W. Sturgis, Bruce E. Thal, Jeffrey A. Maffett, and Florine Mark.

The shareholders ratified the appointment of Ernst & Young LLP by a vote of 54,716,496 in favor, 284,176 against and 26,355 abstained.

The shareholders approved the Meadowbrook Insurance Group, Inc. 2009 Equity Compensation Plan by a vote of 47,209,167 in favor, 2,944,651 against and 40,643 abstained. In addition, there were broker non-votes of 4,832,566.

ITEM 6.	EXHIBITS

The following documents are filed as part of this Report:

Exhibit
No.	Description

10.1	2009 Equity Compensation Plan (incorporated by reference from Schedule 14A filed on April 8, 2009).
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Dated: August 10, 2009

EXHIBIT INDEX

Exhibit
No.	Description

10.1	2009 Equity Compensation Plan (incorporated by reference from Schedule 14A file on April 8, 2009).
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.