Form 10-Q
period 2009-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2009-11-09
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 4, 2009, was 57,147,872.

			Page

PART I — FINANCIAL INFORMATION
ITEM 1	—	FINANCIAL STATEMENTS
		Consolidated Statements of Income (unaudited)	2-3
		Consolidated Statements of Comprehensive Income (unaudited)	4
		Consolidated Balance Sheets (unaudited)	5
		Consolidated Statement of Shareholders’ Equity (unaudited)	6
		Consolidated Statements of Cash Flows (unaudited)	7
		Notes to Consolidated Financial Statements (unaudited)	8-33
ITEM 2	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34-52
ITEM 3	—	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52-53
ITEM 4	—	CONTROLS AND PROCEDURES	54

PART II — OTHER INFORMATION
ITEM 1	—	LEGAL PROCEEDINGS	55
ITEM 1A — RISK FACTORS			55
ITEM 2	—	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	55
ITEM 6	—	EXHIBITS	55
SIGNATURES			56
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART 1 — FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30,

	2009	2008
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$471,176	$306,205
Ceded	(77,599)	(58,909)

Net earned premiums	393,577	247,296
Net commissions and fees	29,386	33,972
Net investment income	37,503	24,687
Realized losses:
Total other-than-temporary impairments on securities	(5,035)	(7,554)
Portion of loss recognized in other comprehensive income	1,734	—

Net other-than-temporary impairments on securities recognized in earnings	(3,301)	(7,554)
Net realized (losses) gains excluding other-than-temporary impairments on securities	(391)	87

Net realized losses	(3,692)	(7,467)

Total revenues	456,774	298,488

Expenses
Losses and loss adjustment expenses	278,431	193,805
Reinsurance recoveries	(54,628)	(48,670)

Net losses and loss adjustment expenses	223,803	145,135
Salaries and employee benefits	59,402	43,954
Policy acquisition and other underwriting expenses	79,932	45,333
Other administrative expenses	29,323	24,847
Amortization expense	4,350	4,645
Interest expense	8,061	4,898

Total expenses	404,871	268,812

Income before taxes and equity earnings	51,903	29,676

Federal and state income tax expense	15,868	10,128
Equity earnings of affiliates	169	143

Net income	$36,204	$19,691

Earnings Per Share
Basic	$0.63	$0.49
Diluted	$0.63	$0.48
Weighted average number of common shares
Basic	57,428,416	40,524,956
Diluted	57,531,391	40,657,894
Dividends paid per common share	$0.06	$0.06

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30,

	2009	2008
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$163,099	$126,690
Ceded	(25,700)	(22,447)

Net earned premiums	137,399	104,243
Net commissions and fees	10,753	12,309
Net investment income	12,764	10,622
Realized losses:
Total other-than-temporary impairments on securities	(208)	(7,386)
Portion of loss recognized in other comprehensive income	—	—

Net other-than-temporary impairments on securities recognized in earnings	(208)	(7,386)
Net realized (losses) gains excluding other-than-temporary impairments on securities	(534)	96

Net realized losses	(742)	(7,290)

Total revenues	160,174	119,884

Expenses
Losses and loss adjustment expenses	102,557	85,647
Reinsurance recoveries	(19,005)	(21,715)

Net losses and loss adjustment expenses	83,552	63,932
Salaries and employee benefits	19,630	17,056
Policy acquisition and other underwriting expenses	28,824	19,470
Other administrative expenses	9,013	8,055
Amortization expense	1,422	1,531
Interest expense	2,620	2,333

Total expenses	145,061	112,377

Income before taxes and equity earnings	15,113	7,507

Federal and state income tax expense	4,167	3,338
Equity earnings of affiliates	73	26

Net income	$11,019	$4,195

Earnings Per Share
Basic	$0.19	$0.09
Diluted	$0.19	$0.09
Weighted average number of common shares
Basic	57,444,471	47,465,462
Diluted	57,563,263	47,595,572
Dividends paid per common share	$0.02	$0.02

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30,

	2009	2008
	(Unaudited)
	(In thousands)

Net income	$36,204	$19,691
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	34,564	(21,894)
Depreciation on non-credit other-than-temporary impairments on securities	(661)	—
Net deferred derivative gains (losses) — hedging activity	1,338	(170)
Less: reclassification adjustment for losses included in net income	3,843	4,933

Other comprehensive gains (losses), net of tax	39,084	(17,131)

Comprehensive income	$75,288	$2,560

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30,

	2009	2008
	(Unaudited)
	(In thousands)

Net income	$11,019	$4,195
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	22,158	(17,218)
Appreciation on non-credit other-than-temporary impairments on securities	1,073	—
Net deferred derivative losses — hedging activity	(408)	(285)
Less: reclassification adjustment for losses included in net income	849	4,759

Other comprehensive gains (losses), net of tax	23,672	(12,744)

Comprehensive income (loss)	$34,691	$(8,549)

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,027,552 and $977,613)	$1,087,349	$986,483
Equity securities available for sale, at fair value (amortized cost of $26,976 and $27,660)	27,814	22,577
Cash and cash equivalents	71,423	76,588
Accrued investment income	11,710	10,441
Premiums and agent balances receivable, net	146,083	117,675
Reinsurance recoverable on:
Paid losses	9,375	8,337
Unpaid losses	263,690	260,366
Prepaid reinsurance premiums	33,408	31,885
Deferred policy acquisition costs	65,879	56,454
Deferred federal income taxes	1,276	22,718
Goodwill	118,842	119,028
Other intangible assets, net	42,713	46,951
Other assets	74,452	54,413

Total assets	$1,954,014	$1,813,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$924,227	$885,697
Unearned premiums	316,777	282,086
Debt	52,688	60,250
Debentures	80,930	80,930
Accounts payable and accrued expenses	30,296	27,839
Funds held and reinsurance balances payable	23,660	27,793
Payable to insurance companies	798	3,221
Other liabilities	15,354	7,930

Total liabilities	1,444,730	1,375,746

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 57,147,872 and 57,341,989 shares issued and outstanding	571	573
Additional paid-in capital	313,120	314,641
Retained earnings	160,690	127,157
Note receivable from officer	(832)	(852)
Accumulated other comprehensive income (loss)	35,735	(3,349)

Total shareholders’ equity	509,284	438,170

Total liabilities and shareholders’ equity	$1,954,014	$1,813,916

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Note	Other	Total
	Common	Paid-In	Retained	Receivable	Comprehensive	Shareholders’
	Stock	Capital	Earnings	from Officer	(Loss) Income	Equity
	(In thousands)

Balances December 31, 2008	$573	$314,641	$127,157	$(852)	$(3,349)	$438,170
Net income	—	—	36,204	—	—	36,204
Dividends declared and paid	—	—	(3,447)	—	—	(3,447)
Net unrealized appreciation on available for sale securities	—	—	—	—	39,266	39,266
Net deferred derivative gain — hedging activity	—	—	—	—	1,338	1,338
Cumulative effect adjustment for non-credit related portion of OTTI recognized in prior earnings	—	—	1,520	—	(1,520)	—
Issuance of 105,718 shares of common stock for long term incentive plan stock award for 2007-2008 plan years	1	(330)	—	—	—	(329)
Long term incentive plan; stock award for 2009-2011 plan years	—	613	—	—	—	613
Long term incentive plan tax adjustment	—	(224)	—	—	—	(224)
Repurchase of 300,000 shares of common stock	(3)	(1,580)	(744)	—	—	(2,327)
Note receivable from officer	—	—	—	20	—	20

Balances September 30, 2009	$571	$313,120	$160,690	$(832)	$35,735	$509,284

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,

	2009	2008
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$36,204	$19,691
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	4,350	4,645
Amortization of deferred debenture issuance costs	281	375
Depreciation of furniture, equipment, and building	3,859	2,590
Net accretion of discount and premiums on bonds	2,311	2,211
Loss on investments, net	3,843	7,589
Gain on sale of fixed assets	(66)	(66)
Incremental tax benefits from stock options exercised	—	(80)
Long-term incentive plan expense	613	594
Deferred income tax expense	3,257	867
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(28,408)	(6,699)
Reinsurance recoverable on paid and unpaid losses	(4,362)	(12,713)
Prepaid reinsurance premiums	(1,522)	(412)
Deferred policy acquisition costs	(9,425)	(3,671)
Other assets	(163)	(389)
Increase (decrease) in:
Losses and loss adjustment expenses	38,529	50,178
Unearned premiums	34,691	13,050
Payable to insurance companies	(2,423)	(2,991)
Funds held and reinsurance balances payable	(950)	(3,886)
Other liabilities	(3,093)	(269)

Total adjustments	41,322	50,924

Net cash provided by operating activities	77,526	70,615

Cash Flows From Investing Activities
Purchase of equity securities available for sale	(234)	(146)
Purchase of debt securities available for sale	(159,828)	(44,643)
Proceeds from sales and maturities of debt securities available for sale	106,398	79,592
Proceeds from sales of equity securities available for sale	60	—
Capital expenditures	(2,958)	(2,185)
Purchase of books of business	—	(304)
Acquisition of ProCentury, net of cash acquired	—	(74,347)
Equity investment in unaffiliated insurance holding limited liability company	(14,782)	—
Acquisition of U.S. Specialty Underwriters, Inc.(1)	—	(20,971)
Other investing activities	314	(2,415)

Net cash used in investing activities	(71,030)	(65,419)

Cash Flows From Financing Activities
Proceeds from lines of credit	—	73,000
Payment of lines of credit	(7,563)	(10,375)
Book overdrafts	(227)	(293)
Dividends paid on common stock	(3,447)	(2,644)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	(330)	—
Incremental tax benefits from stock options exercised	—	80
Share repurchases(2)	—	(3,523)
Other financing activities	(94)	(79)

Net cash (used in) provided by financing activities	(11,661)	56,166

Net (decrease) increase in cash and cash equivalents	(5,165)	61,362
Cash and cash equivalents, beginning of period	76,588	40,845

Cash and cash equivalents, end of period	$71,423	$102,207

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

(1)	Effective January 31, 2008, the Company exercised its option to purchase the remainder of the economics related to the acquisition of the USSU business.

(2)	The Company repurchased 300,000 shares at the end of third quarter. The cash settlement related to this share repurchase did not occur until October 2009, therefore there was no cash outflow as of September 30, 2009.

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

Meadowbrook and ProCentury entered into a merger agreement (the “Merger Agreement”) pursuant to which ProCentury and its wholly owned subsidiaries, became a wholly owned subsidiary of Meadowbrook as of August 1, 2008 (the “Merger”). Meadowbrook accounted for the Merger as a purchase business combination and applied fair value estimates to the acquired assets and liabilities of ProCentury as of August 1, 2008. The Consolidated Statements of Income for the three and nine months ended September 30, 2008, reflect the consolidated results of Meadowbrook and ProCentury commencing on August 1, 2008. Refer to Note 4 — ProCentury Merger, for additional discussion of the Merger and a pro forma presentation of financial results of the combined company for the three months and nine months ended September 30, 2008.

The Company does not consolidate its subsidiaries, Meadowbrook Capital Trust I and II (the “Trusts”), as they are not variable interest entities and the Company is not the primary beneficiary of the Trusts. The consolidated financial statements, however, include the equity earnings of the Trusts. In addition, the Company does not consolidate its subsidiary American Indemnity Insurance Company, Ltd. (“American Indemnity”). While the Company and its subsidiary Star are the common shareholders, they are not the primary beneficiaries of American Indemnity. The consolidated financial statements, however, include the equity earnings of American Indemnity.

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, for the year ended December 31, 2008, as filed with the United States Securities and Exchange Commission.

The Company has performed an evaluation of subsequent events through November 9, 2009, which is the date the financial statements were issued.

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

Investments

The Company’s investment securities are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities that are not determined to be other-than-temporary impaired (“OTTI”) are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes and, accordingly have no effect on net income.

Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend income is recognized when declared and interest income is recognized when earned. Discount or premium on debt securities purchased at other than par value is amortized using the effective yield method.

Available for sale securities are reviewed for declines in fair value that are determined to be other-than-temporary. For a debt security, if the Company intends to sell a security and it is more likely than not the Company will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, the Company concludes that an OTTI impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss in the Consolidated Statements of Income. If the Company does not intend to sell a debt security and it is not more likely than not the Company will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), the Company concludes that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss in the Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded in Other Comprehensive Income as an unrealized non-credit OTTI in the Consolidated Statements of Comprehensive Income.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equity Investment

On July 31, 2009, the Company’s subsidiary, Star, purchased a 28.5% ownership interest in an unaffiliated insurance holding limited liability company for $14.8 million in cash. The Company analyzed current accounting guidance and determined that it is not required to consolidate as the Company is not the primary beneficiary. The Company’s ownership interest is significant, but is less than a majority ownership and, therefore, will be accounted for under the equity method of accounting. Therefore, the Company’s subsidiary, Star, will recognize 28.5% of the profits and losses as a result of this equity interest ownership.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method.

For the nine months ended September 30, 2009, there were no outstanding options that have been excluded from the diluted earnings per share. Outstanding options of 63,250 for the nine months ended September 30, 2008, have been excluded from the diluted earnings per share, as they were anti-dilutive. There were no shares issuable pursuant to stock options included in diluted earnings per share for the nine months ended September 30, 2009. Shares issuable pursuant to stock options included in diluted earnings per share were 127 for the nine months ended September 30, 2008. Shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 102,975 and 132,811 for the nine months ended September 30, 2009 and 2008, respectively.

For three months ended September 30, 2009, there were no outstanding options for that have been excluded from the diluted earnings per share. Outstanding options of 63,250 for the three months ended September 30, 2008, have been excluded from the diluted earnings per share, as they were anti-dilutive. There were no shares issuable pursuant to stock options included in diluted earnings per share for the three months ended September 30, 2009. Shares issuable pursuant to stock options included in diluted earnings per share were 22 for the three months ended September 30, 2008. Shares related to the Company’s LTIP included in diluted earnings per share were 118,792 and 130,088 for the three months ended September 30, 2009 and 2008, respectively.

Income Taxes

As of September 30, 2009 and December 31, 2008, the Company did not have any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of September 30, 2009 and December 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Tax returns for all years after 2005 are subject to future examination by tax authorities.

Update on SEC Investigation

On April 2, 2008, the United States Securities and Exchange Commission (“SEC”) requested that ProCentury voluntarily provide information relating to its construction defect reserves for the fiscal years 2003 through 2006. ProCentury produced information and related documents in response to this request and follow-up requests, as well

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as executed tolling agreements. On August 10, 2009, the SEC notified in writing the Company, Century and certain of Century’s current and former officers that it had completed its investigation and that it did not intend to recommend the filing of any enforcement action.

Revisions to Previously Reported Statements of Cash Flows

The Company’s Consolidated Statements of Cash Flows for certain prior periods, as further described below, will include revised amounts from those previously reported within cash flows from operating activities and investing activities. These revisions to the previously reported Consolidated Statements of Cash Flows are primarily the result of the following items:

•	Cash flows used in investing activities for the purchase of securities and cash flows provided by investing activities from the proceeds from the sales and maturities of securities had revisions. The previously reported cash flow information in investing activities included non-cash transfers between investment portfolios within an entity or between affiliated entities. These non-cash transfers did not constitute actual purchases and sales and, therefore, resulted in an overstatement of cash used for the purchase of securities and cash provided by proceeds from the sales and maturities of securities.

•	Cash flows pertaining to operating activities and investing activities also had revisions as a result of the classification related to opening balance sheet information and purchase accounting items, specifically related to the Company’s merger with ProCentury in the third quarter of 2008.

Accordingly, as a result of the above, the Company is revising its previously reported Consolidated Statements of Cash Flows for the periods September 30, 2008, December 31, 2008, March 31, 2009, and June 30, 2009. The Consolidated Statements of Cash Flows within the Company’s subsequent Form 10-Qs and Form 10-K will be revised accordingly. These revisions did not have any impact on the balance sheet, income statements, statement of shareholders’ equity, and statement of other comprehensive income, previously reported by the Company.

The following tables, for the respective periods, reflect only the line items and subtotals within the Statements of Cash Flows which will be revised (in thousands):

	September 30, 2008
	As Previously	Total
	Reported	Revisions	As Revised

Operating Activities
Other assets	$10,628	$(11,017)	$(389)
Other liabilities	(4,108)	3,839	(269)
Total adjustments	58,102	(7,178)	50,924
Net cash provided by operating activities	77,793	(7,178)	70,615
Investing Activities
Purchase of equity securities available for sale	—	(146)	(146)
Purchase of debt securities available for sale	(291,299)	246,656	(44,643)
Proceeds from sales and maturities of debt securities available for sale	326,063	(246,471)	79,592
Capital expenditures	(2,331)	146	(2,185)
Purchase of books of business	(544)	240	(304)
Merger with ProCentury, net of cash acquired	(81,467)	7,120	(74,347)
Other investing activities	(2,048)	(367)	(2,415)
Net cash used in investing activities	(72,597)	7,178	(65,419)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	As Previously	Total
	Reported	Revisions	As Revised

Operating Activities
Loss on sale of investments	$11,569	$(3)	$11,566
Other assets	6,848	(11,398)	(4,550)
Other liabilities	1,376	4,406	5,782
Total adjustments	73,520	(6,995)	66,525
Net cash provided by operating activities	100,917	(6,995)	93,922
Investing Activities
Purchase of equity securities available for sale	—	(446)	(446)
Purchase of debt securities available for sale	(171,750)	63,851	(107,899)
Proceeds from sales and maturities of equity securities available for sale	79	(10)	69
Proceeds from sales and maturities of debt securities available for sale	168,582	(63,156)	105,426
Merger with ProCentury, net of cash acquired	(82,039)	7,126	(74,913)
Other investing activities	—	(370)	(370)
Net cash used in investing activities	(116,271)	6,995	(109,276)

	March 31, 2009
	As Previously	Total
	Reported	Revisions	As Revised

Operating Activities
Other liabilities	$756	$(71)	$685
Funds held and reinsurance balances payable	(2,659)	3,184	525
Total adjustments	6,688	3,113	9,801
Net cash provided by operating activities	20,228	3,113	23,341
Investing Activities
Purchase of equity securities available for sale	(27,522)	27,324	(198)
Purchase of debt securities available for sale	(159,136)	99,396	(59,740)
Proceeds from sales and maturities of equity securities available for sale	27,324	(27,324)	—
Proceeds from sales and maturities of debt securities available for sale	135,081	(99,396)	35,685
Other investing activities	4,178	(3,113)	1,065
Net cash used in investing activities	(20,435)	(3,113)	(23,548)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2009
	As Previously	Total
	Reported	Revisions	As Revised

Operating Activities
Other assets	$2,419	$(732)	$1,687
Other liabilities	1,176	(119)	1,057
Funds held and reinsurance balances payable	(3,621)	3,184	(437)
Total adjustments	16,475	2,333	18,808
Net cash provided by operating activities	41,660	2,333	43,993
Investing Activities
Capital expenditures	(2,321)	732	(1,589)
Other investing activities	3,312	(3,065)	247
Net cash used in investing activities	(35,326)	(2,333)	(37,659)

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” which established FASB Accounting Standards Codification (the “Codification” or “ASC”). The Codification became the single source of authoritative accounting principles in preparation of financial statements in conformity with GAAP. Prospectively, only one level of authoritative GAAP will exist, excluding the guidance issued by the SEC. All other literature will be non-authoritative. The Codification did not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative guidance, by particular topic, using a consistent structure. The Codification was effective on a prospective basis for periods ending after September 15, 2009. As the Codification did not change existing GAAP, the adoption of the Codification did not have an impact on the Company’s financial condition or results of operations. However, the adoption of the Codification did change the Company’s references to GAAP accounting standards.

Recent Accounting Standards

In April 2009, the FASB issued ASC 320-10-65, “Debt and Equity Securities — Transition and Open Effective Date Information” (previously FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments”). ASC 320-10-65 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management believes the Company does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, ASC 320-10-65 requires that the difference between the fair value and the amortized cost of the security be presented as an other-than-temporary-impairment charge within earnings, with an offset for any noncredit-related loss component of the other-than-temporary-impairment charge to be recognized in other comprehensive income. In addition, ASC 320-10-65 requires that companies record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI loss from retained earnings to other comprehensive income if the company does not intend to sell the security before anticipated recovery of its amortized cost basis. ASC 320-10-65 became effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 320-10-65 in the second quarter of 2009. The adoption of ASC 320-10-65 did not have a material impact on its financial position or results of operations. The cumulative effect adjustment upon adoption at the beginning of the second quarter between retained earnings and other comprehensive income was $1.5 million.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued ASC 820-10-65-4, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information” (previously FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly”). ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with ASC 820 “Fair Value Measurements and Disclosures” when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. ASC 820-10-65-4 became effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 820-10-65-4 in the second quarter of 2009. The adoption of ASC 820-10-65-4 did not have a material impact on its financial position or results of operations.

In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments — Transition and Open Effective Date Information” (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10-65-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65-1 became effective for periods ending after June 15, 2009. The Company adopted ASC 825-10-65-1 in the second quarter of 2009.

In April 2009, the FASB issued ASC 805-20 “Business Combinations — Identifiable Assets and Liabilities, and Any Noncontrolling Interest” (previously FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.” ASC 805-20 requires that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value only if fair value can be reasonably estimated. ASC 805-20 is effective for business combinations for which the acquisition date is on or after December 15, 2008. The adoption of ASC 805-20 did not have an impact on the Company’s financial condition or results of operation, as it applies prospectively to business combinations effective December 15, 2008, or after and, therefore, did not impact the Company’s previous transactions involving purchase accounting. The Company will apply the provisions as applicable.

In May 2009, the FASB issued ASC 855 “Subsequent Events” (previously SFAS No. 165 “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. ASC 855 became effective for periods ending after June 15, 2009. The Company adopted ASC 855 during the quarter ended June 30, 2009. The adoption of ASC 855 did not have an impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued ASC 810 “Consolidation” (previously SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” ASC 810 contains consolidation guidance applicable to variable interest entities. The guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a variable interest entity must be consolidated, and how involvement with the variable interest entity affects a company’s financial statements. The guidance is effective for annual periods beginning after November 15, 2009. Upon adoption of this guidance, the Company will need to reconsider its consolidation conclusions for all entities with which it is involved. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial condition or results of operation.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	Investments

The estimated fair value of investments in securities is determined based on published market quotations and broker/dealer quotations. The cost or amortized cost, gross unrealized gains, losses, and other than temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI	Fair Value

Debt Securities:
U.S. Government and agencies	$47,741	$3,275	$(4)	$—	$51,012
Obligations of states and political subs	460,683	29,694	(134)	—	490,243
Corporate securities	246,272	14,294	(117)	(82)	260,367
Redeemable preferred stocks	2,689	1,507	(50)	—	4,146
Residential mortgage-backed securities	222,421	13,310	(58)	(1,055)	234,618
Commercial mortgage-backed securities	25,947	432	(757)	—	25,622
Asset-backed securities	21,799	1,013	(427)	(1,044)	21,341

Total Debt Securities available for sale	1,027,552	63,525	(1,547)	(2,181)	1,087,349

Equity Securities:
Perpetual preferred stock	12,188	1,267	(312)	—	13,143
Common stock	14,788	306	(423)	—	14,671

Total Equity Securities available for sale	26,976	1,573	(735)	—	27,814

Total Securities available for sale	$1,054,528	$65,098	$(2,282)	$(2,181)	$1,115,163

	December 31, 2008
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI	Fair Value

Debt Securities:
U.S. Government and agencies	$51,248	$5,015	$—	$—	$56,263
Obligations of states and political subs	475,369	8,429	(3,876)	—	479,922
Corporate securities	146,146	1,840	(4,505)	—	143,481
Redeemable preferred stocks	459	—	(444)	—	15
Residential mortgage-backed securities	247,949	10,090	(2,562)	—	255,477
Commercial mortgage-backed securities	26,164	22	(3,554)	—	22,632
Asset-backed securities	30,278	392	(1,977)	—	28,693

Total Debt Securities available for sale	977,613	25,788	(16,918)	—	986,483

Equity Securities:
Perpetual preferred stock	12,945	58	(2,524)	—	10,479
Common stock	14,715	—	(2,617)	—	12,098

Total Equity Securities available for sale	27,660	58	(5,141)	—	22,577

Total Securities available for sale	$1,005,273	$25,846	$(22,059)	$—	$1,009,060

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross unrealized appreciation, depreciation, and non-credit OTTI on available for sale securities as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30,	December 31,
	2009	2008

Unrealized appreciation	$65,098	$25,846
Unrealized depreciation	(2,282)	(22,059)
Non-credit OTTI	(2,181)	—

Net unrealized appreciation	60,635	3,787
Deferred federal income tax expense	(21,222)	(1,325)
Valuation allowance adjustment on deferred income taxes	795	—

Net unrealized appreciation on investments, net of deferred federal income taxes	$40,208	$2,462

Net realized losses, including OTTI, for the nine and three months ended September 30, 2009 and 2008, were as follows (in thousands):

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Realized (losses) gains:
Debt securities:
Gross realized gains	$406	$71	$118	$68
Gross realized losses	(3,391)	(1,576)	(698)	(1,301)

Total debt securities	(2,985)	(1,505)	(580)	(1,233)

Equity Securities:
Gross realized gains	—	—	—	—
Gross realized losses	(858)	(6,088)	(269)	(6,088)

Total equity securities	(858)	(6,088)	(269)	(6,088)

Net realized losses	$(3,843)	$(7,593)	$(849)	$(7,321)

OTTI included in realized losses on securities above	$(3,301)	$(7,554)	$(208)	$(7,386)

Proceeds from the sales and maturities of fixed maturity securities available for sale were $106.2 million and $79.6 million, for the nine months ended September 30, 2009 and 2008, respectively. Proceeds from the sales and maturities of fixed maturity securities available for sale were $34.7 million and $17.7 million, for the three months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
		Estimated Fair
	Amortized Cost	Value

Due in one year or less	$36,435	$36,977
Due after one year through five years	180,351	191,545
Due after five years through ten years	401,193	429,269
Due after ten years	139,406	147,977
Mortgage-backed securities, collateralized obligations and asset-backed securities	270,167	281,581

	$1,027,552	$1,087,349

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments

At September 30, 2009 and December 31, 2008, the Company had 92 and 365 securities that were in an unrealized loss position, respectively. Of the securities held at September 30, 2009, fifty-five had an aggregate $38.0 million and $3.0 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. At December 31, 2008, twenty three securities had an aggregate $24.5 million and $3.7 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.

Available for sale securities are reviewed for declines in fair value that are determined to be other-than-temporary. For a debt security, if the Company intends to sell a security and it is more likely than not the Company will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, the Company concludes that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss in the Consolidated Statements of Income. If the Company does not intend to sell a debt security and it is not more likely than not the Company will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), the Company concludes that an OTTI has occurred. In this instance, accounting guidance requires the bifurcation of the total OTTI into the amount related to the credit loss, which is recognized in earnings and the non-credit OTTI, which is recorded in Other Comprehensive Income as an unrealized non-credit OTTI in the Consolidated Statements of Comprehensive Income.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To determine the recovery period of a debt security, the Company considers the facts and circumstances surrounding the underlying issuer including, but not limited to the following:

•	Historical and implied volatility of the security;

•	Length of time and extent to which the fair value has been less than amortized cost;

•	Conditions specifically related to the security such as default rates, loss severities, loan to value ratios, current levels of subordination, third party guarantees, and vintage;

•	Specific conditions in an industry or geographic area;

•	Any changes to the rating of the security by a rating agency;

•	Failure, if any, of the issuer of the security to make scheduled payments; and

•	Recoveries or additional declines in fair value subsequent to the balance sheet date.

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

After the Company’s review of its investment portfolio in relation to this policy, the Company recorded an OTTI loss of $5.0 million for the nine months ended September 30, 2009, of which a non-credit related OTTI loss of $1.7 million was recognized in other comprehensive income, resulting in a credit related OTTI loss of $3.3 million. For the three months ended September 30, 2009, the Company recorded a credit related OTTI loss of $208,000. There were no non-credit related OTTI losses recorded for the three months ended September 30, 2009. For the nine months and three months ended September 30, 2008, the Company recorded a OTTI loss of $7.6 million and $7.4 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows for the periods ended (in thousands):

	September 30, 2009
	Less Than 12 months		Greater Than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments	Unrealized	Investments	Unrealized	Investments	Unrealized
	with	Losses and	with	Losses and	with	Losses and
	Unrealized	Non-Credit	Unrealized	Non-Credit	Unrealized	Non-Credit
	Losses	OTTI	Losses	OTTI	Losses	OTTI

Debt Securities:
U.S. Government and agencies	$486	$(4)	$—	$—	$486	$(4)
Obligations of states and political subs	3,352	(62)	6,627	(72)	9,979	(134)
Corporate securities	5,658	(106)	4,361	(93)	10,019	(199)
Redeemable preferred stocks	—	—	991	(50)	991	(50)
Residential mortgage-backed securities	449	(27)	4,300	(1,086)	4,749	(1,113)
Commercial mortgage-backed securities	—	—	12,295	(757)	12,295	(757)
Asset-backed securities	3,168	(1,121)	1,524	(350)	4,692	(1,471)

Total Debt Securities	13,113	(1,320)	30,098	(2,408)	43,211	(3,728)

Equity Securities:
Perpetual preferred stock	1,525	(111)	2,547	(201)	4,072	(312)
Common stock	—	—	5,383	(423)	5,383	(423)

Total Equity Securities	1,525	(111)	7,930	(624)	9,455	(735)

Total Securities	$14,638	$(1,431)	$38,028	$(3,032)	$52,666	$(4,463)

	December 31, 2008
	Less Than 12 months		Greater Than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments	Unrealized	Investments	Unrealized	Investments	Unrealized
	with	Losses and	with	Losses and	with	Losses and
	Unrealized	Non-Credit	Unrealized	Non-Credit	Unrealized	Non-Credit
	Losses	OTTI	Losses	OTTI	Losses	OTTI

Debt Securities:
U.S. Government and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subs	130,948	(3,516)	4,778	(360)	135,726	(3,876)
Corporate securities	71,600	(3,577)	8,141	(928)	79,741	(4,505)
Redeemable preferred stocks	1,362	(444)	—	—	1,362	(444)
Residential mortgage-backed securities	9,739	(2,562)	—	—	9,739	(2,562)
Commercial mortgage-backed securities	12,345	(2,140)	10,136	(1,414)	22,481	(3,554)
Asset-backed securities	21,807	(999)	1,464	(978)	23,271	(1,977)

Total Debt Securities	247,801	(13,238)	24,519	(3,680)	272,320	(16,918)

Equity Securities:
Perpetual preferred stock	9,360	(2,524)	—	—	9,360	(2,524)
Common stock	11,806	(2,617)	—	—	11,806	(2,617)

Total Equity Securities	21,166	(5,141)	—	—	21,166	(5,141)

Total Securities	$268,967	$(18,379)	$24,519	$(3,680)	$293,486	$(22,059)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of April 1, 2009	$(46)
Additional credit impairments on:
Previously impaired securities	(414)
Securities for which an impairment was not previously recognized	—
Reductions	—

Balance as of September 30, 2009	$(460)

Balance as of July 1, 2009	$(344)
Additional credit impairments on:
Previously impaired securities	(116)
Securities for which an impairment was not previously recognized	—
Reductions	—

Balance as of September 30, 2009	$(460)

NOTE 3 —	Fair Value Measurements

The Company’s available for sale investment portfolio consists primarily of debt securities. The change in fair value of these investments is recorded as a component of other comprehensive income. In addition, the Company has eight interest rate swaps that are designated as cash flow hedges. The Company records these interest rate swap transactions at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income.

Fair value measurement accounting guidance establishes a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participants’ assumptions (“unobservable inputs”). The hierarchy level assigned to each security in the Company’s available for sale portfolio is based upon its assessment of the transparency and reliability of the inputs used in the valuation as of the measurement date. The three hierarchy levels are defined as follows:

•	Level 1 — Observable unadjusted quoted prices in active markets for identical securities.

The fair value measurements of exchange-traded preferred and common equities, and mutual funds were based on Level 1 inputs, or quoted market prices in active markets.

The fair value measurements of a slight portion of the Company’s fixed income securities, comprising 2.87% of the fair value of the total fixed income portfolio, were based on Level 1 inputs.

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

The fair value measurements for eighteen securities, comprising 0.4% of the fair value of the total fixed income portfolio, were based on Level 3 inputs, due to the limited availability of corroborating market data. Inputs for valuation of these securities included benchmark yields, broker quotes, and models based on cash flows and other inputs.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of September 30, 2009 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30, 2009	Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$1,115,163	$31,960	$1,078,767	$4,436
Derivatives — interest rate swaps	$(6,881)	$—	$(6,881)	$—

The following table presents changes in Level 3 available-for-sale investments measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

Fair Value
Measurement
Using Significant
Unobservable
Inputs - Level 3

Balance as of January 1, 2009	$11,991
Total gains or losses (realized/unrealized):
Included in earnings	(28)
Included in other comprehensive income	(193)
Purchases, issuances and settlements	2,034
Transfers in and out of Level 3	(9,368)

Balance as of September 30, 2009	$4,436

Total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value
Measurement
Using Significant
Unobservable
Inputs - Level 3

Balance as of July 1, 2009	$8,437
Total gains or losses (realized/unrealized):
Included in earnings	13
Included in other comprehensive income	282
Purchases, issuances and settlements	(60)
Transfers in and out of Level 3	(4,236)

Balance as of September 30, 2009	$4,436

Total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

Items Measured at Fair Value on a Nonrecurring Basis

At September 30, 2009, as classified by the valuation hierarchy, the Company held three Level 2 available for sale securities measured at fair value on a nonrecurring basis.

NOTE 4 —	ProCentury Merger

Following the close of business on July 31, 2008, the Merger of Meadowbrook and ProCentury was completed. Under the terms of the Merger Agreement, ProCentury shareholders were entitled to receive, for each ProCentury common share, either $20.00 in cash or Meadowbrook common stock based on a 2.50 exchange ratio, subject to adjustment as described within the Merger Agreement. In accordance with the Merger Agreement, the stock price used in determining the final cash and share consideration portion of the purchase price was based on the volume-weighted average sales price of a share of Meadowbrook common stock for the 30-day trading period ending on the sixth trading day before the completion of the Merger, or $5.7326. Based upon the proration, the total purchase price was $227.2 million, of which $99.1 million consisted of cash, $122.7 million in newly issued common stock, and approximately $5.4 million in transaction related costs. The total number of new common shares issued for purposes of the stock portion of the purchase price was 21.1 million shares.

The Merger was accounted for under the purchase method of accounting, which resulted in goodwill of $59.5 million equaling the excess of the purchase price over the fair value of identifiable assets as of December 31, 2008. Goodwill is not amortized, but is subject to at least annual impairment testing. Identifiable intangibles, which are subject to amortization, of $21.0 million and $5.0 million were recorded related to agent relationships and trade names, respectively.

The Company’s allocation period for purchase accounting adjustments closed during the third quarter of 2009. As a result of the purchase accounting adjustments made in 2009, the final goodwill related to the Merger was $59.3 million as of September 30, 2009.

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

The combined company maintained the Meadowbrook Insurance Group, Inc. name and the New York Stock Exchange symbol of “MIG.”

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described above, the purchase price consisted of both cash and stock consideration. The value of the equity issued, in accordance with ASC 805 “Business Combinations” was based on an average of the closing prices of Meadowbrook common shares for the two trading days before through the two trading days after Meadowbrook announced the final exchange ratio on July 24, 2008. The purchase price also includes the transaction costs incurred by Meadowbrook. The purchase price, as adjusted through December 31, 2008 and as adjusted through September 30, 2009, after the Company’s third quarter review, was calculated as follows (in thousands):

	As Adjusted	Subsequent	As Adjusted
	Through	Purchase	Through
	December 31,	Accounting	September 30,
	2008	Adjustments	2009

Cash consideration portion of purchase price	$99,073	$—	$99,073
Value of equity issued for stock consideration portion of purchase price	122,725	—	122,725
Transaction related costs of Meadowbrook	5,949	(184)	5,765

Purchase price	$227,747	$(184)	$227,563

The Company obtained third-party valuations of certain fixed assets and other intangible assets, which have been reflected within the purchase price allocation.

The following table summarizes the fair values of ProCentury’s assets and liabilities assumed upon the closing of the Merger and as adjusted for subsequent purchase accounting adjustments. As previously indicated, the Company’s allocation period for purchase accounting adjustments closed during the third quarter of 2009.

	As Adjusted	Subsequent	As Adjusted
	Through	Purchase	Through
	December 31,	Accounting	September 30,
	2008	Adjustments	2009
		(In thousands)

ASSETS
Cash	$23,248	$—	$23,248
Investments	412,542	—	412,542
Agent balances	36,497	—	36,497
Deferred policy acquisition costs	27,435	—	27,435
Federal income taxes recoverable	7,386	—	7,386
Deferred taxes	7,451	—	7,451
Reinsurance recoverables	45,522	—	45,522
Prepaid insurance premiums	17,695	—	17,695
Goodwill	59,490	(186)	59,304
Other intangible assets	26,000	—	26,000
Other assets(1)	27,164	2	27,166

Total Assets	$690,430	$(184)	$690,246

LIABILITIES
Losses and loss adjustment expenses	$289,533	$—	$289,533
Unearned premiums	126,259	—	126,259
Reinsurance funds held and balances payable	13,911	—	13,911
Debentures	25,000	—	25,000
Other liabilities(1)	7,980	—	7,980

Total Liabilities	462,683	—	462,683

Purchase price	$227,747	$(184)	$227,563

(1)	Other assets include a receivable of $11.6 million and other liabilities include a payable of $4.7 million, both of which represent a pre-merger transaction with the Company. The pre-merger receivable and payable with the Company were eliminated upon consolidation of the combined company.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the unaudited pro forma results for the three months and nine months ended September 30, 2008, giving effect to the Merger as if it had occurred as though the companies had been combined as of the beginning of 2008.

	For the Three Months	For the Nine Months
	Ended September 30, 2008	Ended September 30, 2008

Revenues	$138,108	$421,710
Expenses	143,323	394,991

(Loss) income before taxes and equity earnings	(5,215)	26,719
Income tax (benefit) expense	(844)	9,057
Equity earnings of affiliates	26	143

Net (loss) income	$(4,345)	$17,805

Net (loss) income per diluted share	$(0.07)	$0.31
Weighted average number of common shares:
Diluted	58,152,534	58,231,816

NOTE 5 —	Stock Options, Long Term Incentive Plan, and Deferred Compensation Plan

Stock Options

The Company has issued stock options pursuant to its 1995 and 2002 Amended and Restated Stock Option Plans (the “Plans”). Currently, the Plans have either five or ten-year option terms and are exercisable and vest in equal increments over the option term. Since 2003, the Company has not issued any new stock options to employees. As of September 30, 2009, the Company had no options outstanding.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2009, the Company had approximately $946,000 and approximately $613,000 accrued for the cash and stock award, respectively, for all plan years under the LTIP. As previously indicated, the stock portion for the 2007-2008 plan years was fully expensed as of December 31, 2008. At December 31, 2008, the Company had $1.6 million and $1.6 million accrued for the cash and stock award, respectively, for all plan years under the LTIP. Shares related to the Company’s LTIP included in diluted earnings per share were 102,975 and 132,811 for the nine months ended September 30, 2009 and 2008, respectively. Shares related to the Company’s LTIP included in diluted earnings per share were 118,792 and 130,088 for the three months ended September 30, 2009 and 2008, respectively.

Deferred Compensation Plan

The Company maintains an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company maintains the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess Plan is funded solely by the participating employees and maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. At September 30, 2009 and December 31, 2008, the Company had $1.2 million and $690,000 accrued for the Excess Plan, respectively.

NOTE 6 —	Reinsurance

The Company’s Insurance Company Subsidiaries cede insurance to reinsurers under pro-rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its exposure to large losses or hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, the Company would be liable for such defaulted amounts. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other domestic insurers and reinsurers. Based upon management’s evaluation, the Company concluded the reinsurance agreements entered into by the Company transfer both significant timing and underwriting risk to the reinsurer and, accordingly, are accounted for as reinsurance under the applicable accounting guidance.

The Company receives ceding commissions in conjunction with its reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $12.4 million and $9.4 million for the

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nine months ended September 30, 2009 and 2008, respectively, and $4.8 million and $4.4 million for the three months ended September 30, 2009 and 2008, respectively.

At September 30, 2009 and December 31, 2008, the Company had reinsurance recoverables for paid and unpaid losses of $273.1 million and $268.7 million, respectively.

In regard to the Company’s excess-of-loss reinsurance, the Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best Company rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company generally does not seek collateral where the reinsurer is rated “A−” or better by A.M. Best Company, has $500 million or more in surplus, and is admitted in the state of Michigan. As of September 30, 2009, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best Company rating and accounts for 24.2% of the total recoverable for paid and unpaid losses.

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

As of September 30, 2009, there have been no material changes in the Company’s reinsurance treaties from those included in its Annual Report on Form 10-K for the year ended December 31, 2008, with the exception of those further described below.

During the third quarter, the Company finalized its integration of certain program specific casualty reinsurance treaties into one combined structure. The redefined reinsurance structure allows greater flexibility to cover the Company’s utilization of primary, umbrella, or excess following form limits under the same $7.0 million in reinsurance capacity. Under the combined structure, reinsurers are responsible for 100% of each loss in excess of $500,000, plus 40% of the next $500,000, or up to $700,000 per occurrence under the first $1.0 million of primary coverage. Reinsurers remain responsible for 100% of each umbrella and/or excess of loss over the primary or underlying limit of $1.0 million, up to $6.0 million. The combined structure also includes an awards made cover for extra contractual obligations that may arise under all casualty lines other than workers’ compensation. Reinsurers are responsible for 100% of each award in excess of $500,000, up to $10.0 million after inuring reinsurance, if any. In addition, the combined structure also contains a clash provision providing $3.0 million of coverage after inuring reinsurance.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — Debt

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of its Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. As of September 30, 2009, the outstanding balance on its term loan facility was $52.7 million. The Company did not have an outstanding balance on its revolving credit facility as of September 30, 2009. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. At December 31, 2008, the Company had an outstanding balance of $60.25 million on its term loan and did not have an outstanding balance on its revolving credit facility.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate. The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities. At September 30, 2009, the interest rate on the Company’s term loan was 5.95%, which consisted of a fixed rate of 3.95%, as described in Note 8 — Derivative Instruments, plus an applicable margin of 2.00%.

The debt financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best Company rating of “B++.” As of September 30, 2009, the Company was in compliance with these debt covenants.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

				Interest
				Rate at
	Year	Year		September 30,	Principal
Description	Callable	Due	Interest Rate Terms	2009(1)	Amount

Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.33%	$10,310
Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.44%	13,000
Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.61%	12,000
Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.88%	20,620
Junior subordinated debentures(2)	2007	2032	Three-month LIBOR, plus 4.00%	4.33%	15,000
Junior subordinated debentures(2)	2008	2033	Three-month LIBOR, plus 4.10%	4.54%	10,000

				Total	$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)	Represents the junior subordinated debentures acquired in conjunction with the Merger.

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

The Company has entered into interest rate swap transactions to mitigate its interest rate risk on its existing debt obligations. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges. These interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense.

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

					Fixed
					Amount at
	Expiration			Fixed	September 30,
Effective Date	Date	Debt Instrument	Counterparty Interest Rate Terms	Rate	2009

10/06/2005	09/16/2010	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	8.340%	$20,000
04/23/2008	05/24/2011	Senior debentures	Three-month LIBOR, plus 4.20%	7.720%	7,000
04/23/2008	06/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
04/29/2008	04/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
07/31/2008	07/31/2013	Term loan(1)	Three-month LIBOR	3.950%	52,687
08/15/2008	08/15/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.780%	10,000
09/04/2008	09/04/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.790%	15,000

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Relates to the Company’s term loan, which has an effective date of July 31, 2008 and an expiration date of July 31, 2013. The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. The Company fixed only the variable interest portion of the loan. As of September 30, 2009, the actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the credit agreement.

(2)	Relates to the debentures acquired from the ProCentury merger. The Company fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

In relation to the above interest rate swaps, the net interest expense incurred for the nine months ended September 30, 2009 and 2008 was approximately $2.9 million and $421,000, respectively. The net interest expense incurred for the three months ended September 30, 2009 and 2008 was approximately $1.1 million and $286,000, respectively.

As of September 30, 2009 and December 31, 2008, the total fair value of the interest rate swaps was approximately ($6.9 million) and ($8.9 million), respectively. Accumulated other comprehensive income at September 30, 2009 and December 31, 2008, included accumulated loss on the cash flow hedge, net of taxes, of approximately $4.5 million and $5.8 million, respectively.

On May 24, 2009, the interest rate swap for the $5.0 million portion of the Company’s $12.0 million senior debenture expired. As of September 30, 2009, the Company did not enter into another interest rate swap transaction for this portion of its debt. Therefore, the associated interest expense is no longer at a fixed amount and will fluctuate in accordance with the debt terms, as described within Note 7 — Debt.

In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula. The conversion feature of this note is considered an embedded derivative and, therefore is accounted for separately from the note. At September 30, 2009, the estimated fair value of the derivative was not material to the financial statements.

NOTE 9 —	Shareholders’ Equity

At September 30, 2009, shareholders’ equity was $509.3 million, or a book value of $8.91 per common share, compared to $438.2 million, or a book value of $7.64 per common share, at December 31, 2008.

In July 2008, the Company’s Board of Directors authorized management to purchase up to 3,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. For the three months and nine months ended September 30, 2009 the Company purchased and retired 300,000 shares of common stock for a total cost of approximately $2.3 million. For the year ended December 31, 2008, the Company purchased and retired 800,000 shares of common stock for a total cost of approximately $4.9 million. As of September 30, 2009, the Company has available up to 1.9 million shares remaining to be purchased.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The retirement of the shares for the associated withholding taxes reduced the Company’s paid in capital by approximately $329,000.

For the period ended September 30, 2009, the Company paid dividends to its common shareholders of $3.4 million. For the year ended December 31, 2008, the Company paid dividends to its common shareholders of $3.8 million. On October 30, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.03 per common share. The dividend is payable on November 30, 2009, to shareholders of record as of November 13, 2009.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the segment results (in thousands):

	For the Nine Months
	Ended September 30,
	2009	2008

Revenues
Net earned premiums	$393,577	$247,296
Management fees	15,241	17,178
Claims fees	5,774	6,789
Loss control fees	1,502	1,602
Reinsurance placement	488	571
Investment income	37,124	24,177
Net realized losses	(3,692)	(7,467)

Specialty insurance operations	450,014	290,146
Agency operations	6,996	8,640
Holding Company interest income earned	379	510
Intersegment revenue	(615)	(808)

Consolidated revenue	$456,774	$298,488

Pre-tax income:
Specialty insurance operations	$68,787	$40,386
Agency operations(1)	(563)	1,328
Non-allocated expenses	(16,321)	(12,038)

Consolidated pre-tax income	$51,903	$29,676

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months
	Ended September 30,
	2009	2008

Revenues
Net earned premiums	$137,399	$104,243
Management fees	6,142	6,972
Claims fees	1,802	2,304
Loss control fees	493	467
Reinsurance placement	333	177
Investment income	12,632	10,455
Net realized losses	(742)	(7,290)

Specialty insurance operations	158,059	117,328
Agency operations	2,031	2,631
Holding Company interest income earned	132	166
Intersegment revenue	(48)	(241)

Consolidated revenue	$160,174	$119,884

Pre-tax income:
Specialty insurance operations	$20,501	$11,857
Agency operations(1)	(428)	391
Non-allocated expenses	(4,960)	(4,741)

Consolidated pre-tax income	$15,113	$7,507

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the nine months ended September 30, 2009 and 2008, the allocation of corporate overhead to the agency operations segment was $2.4 million and $2.1 million, respectively. For the three months ended September 30, 2009 and 2008, the allocation of corporate overhead to the agency operations segment was $796,000 and $401,000, respectively.

The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Nine Months
	Ended September 30,
	2009	2008

Holding company expenses	$(3,910)	$(2,495)
Amortization	(4,350)	(4,645)
Interest expense	(8,061)	(4,898)

	$(16,321)	$(12,038)

	For the Three Months
	Ended September 30,
	2009	2008

Holding company expenses	$(918)	$(877)
Amortization	(1,422)	(1,531)
Interest expense	(2,620)	(2,333)

	$(4,960)	$(4,741)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	Commitments and Contingencies

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, the Company has established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable; an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets. Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income. Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate, will have a material adverse effect on the Company’s financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

NOTE 12 —	Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the year, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options or stock awards using the treasury stock method.

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the nine months and three months ended September 30 (in thousands, except per share amounts):

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income, as reported	$36,204	$19,691	$11,019	$4,195

Common shares:
Basic
Weighted average shares outstanding	57,428,416	40,524,956	57,444,471	47,465,462

Diluted
Weighted average shares outstanding	57,428,416	40,524,956	57,444,471	47,465,462
Dilutive effect of:
Stock options	—	127	—	22
Share awards under long term incentive plan	102,975	132,811	118,792	130,088

Total	57,531,391	40,657,894	57,563,263	47,595,572

Net income per common share
Basic	$0.63	$0.49	$0.19	$0.09
Diluted	$0.63	$0.48	$0.19	$0.09

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended September 30, 2009 and 2008

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

On July 31, 2008, the merger of Meadowbrook Insurance Group, Inc. and ProCentury Corporation (“ProCentury”) was completed (“Merger”). Under the terms of the merger agreement, ProCentury shareholders were entitled to receive, for each ProCentury common share, either $20.00 in cash or Meadowbrook common stock based on a 2.5000 exchange ratio, subject to adjustment as described within the merger agreement. In accordance with the merger agreement, the stock price used in determining the final cash and share consideration portion of the purchase price was based on the volume-weighted average sales price of a share of Meadowbrook common stock for the 30-day trading period ending on the sixth trading day before the completion of the Merger, or $5.7326. Based upon the proration, the total purchase price was $227.2 million, of which $99.1 million consisted of cash,

$122.7 million in newly issued common stock, and approximately $5.4 million in transaction related costs. The total number of common shares issued for purposes of the stock portion of the purchase price was 21.1 million shares.

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 16, 2009, are those that we consider to be our critical accounting estimates. For the three months and nine months ended September 30, 2009, there have been no material changes in regard to any of our critical accounting estimates.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Our results through 2009 include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines, as well as a focus on current accident year price adequacy, and the benefits derived from leveraging of fixed costs. Our generally accepted accounting principles (“GAAP”) combined ratio improved 2.1 percentage points to 91.9% for the nine months ended September 30, 2009, from 94.0% in 2008. Net operating income, excluding amortization, increased 42.0% to $44.3 million, compared to $31.2 million in 2008.

Our 2009 year to date results included a pre-tax $3.3 million impairment charge on our investment portfolio, which is down from $7.6 million in 2008. In September 2008, at the height of the economy’s financial crisis, we experienced losses primarily in preferred stock investments in Fannie Mae, Freddie Mac, Lehman Brothers, and GMAC. Our exposure to unrealized losses and other than temporarily impaired securities decreased during 2009, as the financial markets began to stabilize and improve. The 2009 impairments primarily consisted of asset-backed securities with rising default rates, declining prepayment speeds, and increasing loss severity of collateral value. In addition, this impairment charge also included a few corporate securities where the issuer experienced deteriorating business conditions and results, which put pressure on securities valuations and, to a lesser extent, further deterioration in preferred stock securities. Included in our investment portfolio in 2009 is a provision for gross unrealized appreciation of $65.1 million, or a $1.14 book value per share, compared to a provision for gross unrealized depreciation of ($26.0) million in 2008, or a ($0.35) book value per share. Our conservative investment philosophy, which focuses on a high quality, short duration investments with both diversification in specific securities, as well as investment sectors, has minimized our asset risk in relation to our GAAP equity.

Gross written premium increased $186.6 million, or 58.5%, to $505.9 million, compared to $319.3 million in 2008. Included in this increase was $134.2 million in gross written premiums related to our Century Surety Company (“Century”) operations. In addition, this increase includes $31.6 million in gross written premiums related to our new relationship with a general agency that specializes in non-contractors workers’ compensation in California, as well as new programs which include a general agency that focuses on the food services industry and a general agent who focuses on heterogeneous workers’ compensation in the Southeast region of the United States. The remaining increase was primarily the result of growth in new business from programs implemented in 2008 and 2009. We anticipate further growth during the remainder of the year as the annualized premiums of these programs continue to be realized. The anticipated growth for the balance of the year is emanating from workers’ compensation initiatives underway in the Southeast, Midwest and Western states, a full year benefit of our new and expanded transportation program, as well as rate increases in select states and programs. In addition, we continue to experience selective growth within existing programs consistent with our corporate underwriting guidelines and our controls over price adequacy. While the level of rate decreases has slowed, we have seen a continued competitive market. Along with the recession, there has been downward pressure on revenue growth, but a decrease in frequency of losses has helped to support underwriting profitability.

With 2009 as our first full year of operations after the merger with ProCentury, we continue to see opportunities emerge as we use Meadowbrook’s admitted market capabilities to expand our footprint with Century’s wholesale agents in areas including marine, garage, and workers’ compensation, and as we roll out surplus lines products through an existing Meadowbrook agent in markets not previously serviced by ProCentury, and as we continue to leverage costs by creating economies of scale for purchasing reinsurance and managing the “back office” operations. By utilizing the capabilities of our combined company, we have also begun underwriting environmental related risks. Century’s environmental expertise has now been combined with the existing workers’ compensation and automobile liability platform to provide an integrated program for environmental risks. The standard surety operation for Century is now being marketed as Star Surety to take advantage of the higher treasury listing and broader licensing and filing capabilities of Star. The combined platform has expanded agent relationships and rounded out agency relationship needs, which should grow both our programs and products.

On June 24, 2009, we announced the affirmation of A.M. Best Company’s financial strength rating of “A−” (Excellent) for our Insurance Company Subsidiaries.

Results of Operations

Net income for the nine months ended September 30, 2009, increased 83.9%, or $16.5 million to $36.2 million, or $0.63 per dilutive share, compared to net income of $19.7 million, or $0.48 per dilutive share, for the comparable period of 2008. Net operating income, a non-GAAP measure, increased $13.4 million, or 50.5%, to $39.9 million, or $0.69 per dilutive share, compared to net operating income of $26.5 million, or $0.65 per dilutive share for the comparable period in 2008, with lower weighted average shares outstanding. Total diluted weighted average shares outstanding for the nine months ended September 30, 2009 were 57,531,391, compared to 40,657,894 for the comparable period in 2008. This increase in the weighted average shares is primarily the result of the equity issued in connection with the ProCentury merger.

Net income for the nine months ended September 30, 2009, was negatively impacted by after-tax realized losses of $3.8 million, or $0.06 per diluted share, as a result of the other than temporary impairments primarily related to certain asset-backed securities, corporate bonds, and preferred stocks, compared to after-tax realized losses of $6.9 million, or $0.17 per diluted share in 2008. Net investment income increased 51.9% to $37.5 million, primarily related to the increase in invested assets as a result of the ProCentury merger. Overall, we continue to see favorable prior accident year reserve development, as well as selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. In addition, net income for the nine months ended September 30, 2009, was impacted by the after-tax impact of $3.7 million due to storm related losses and a single fire loss. Net income for the nine months ended September 30, 2008, included after tax catastrophe losses of $5.4 million related to Hurricanes Gustav and Ike. The favorable improvement within net income absent the realized losses and catastrophe losses, was slightly offset by lower net commission and fee revenue.

Revenues for the nine months ended September 30, 2009, increased $158.3 million, or 53.0%, to $456.8 million, from $298.5 million for the comparable period in 2008. This increase reflects a $146.3 million increase in net earned premiums, of which $113.5 million related to our Century operations. Excluding the net earned premiums related to our Century operations, the increase of $32.8 million was primarily the result of overall growth within our existing programs and new business we implemented in 2008 and 2009. Our overall net commission and fees were down 13.5%, or $4.6 million, as further explained below.

In addition, the revenues reflect a $12.8 million increase in investment income, which primarily reflects the increase in invested assets as a result of the ProCentury merger, as well as continued positive cash flow from operations.

Specialty Insurance Operations

The following table sets forth the revenues and results from operations for specialty insurance operations (in thousands):

	For the Nine Months
	Ended September 30,
	2009	2008

Revenue:
Net earned premiums	$393,577	$247,296
Management fees	15,241	17,178
Claims fees	5,774	6,789
Loss control fees	1,502	1,602
Reinsurance placement	488	571
Investment income	37,124	24,177
Net realized losses	(3,692)	(7,467)

Total revenue	$450,014	$290,146

Pre-tax income
Specialty insurance operations	$68,787	$40,386

Revenues from specialty insurance operations increased $159.9 million, or 55.1%, to $450.0 million for the nine months ended September 30, 2009 from $290.1 million for the comparable period in 2008.

Net earned premiums increased $146.3 million, or 59.2%, to $393.6 million for the nine months ended September 30, 2009, from $247.3 million in the comparable period in 2008. This increase was primarily the result of $113.5 million in net earned premiums related to our Century operations. The remaining increase of $32.8 million was primarily the result of growth within our existing programs and the new business we implemented in 2008 and 2009.

Management fees decreased $2.0 million, or 11.3%, to $15.2 million for the nine months ended September 30, 2009, from $17.2 million for the comparable period in 2008. This decrease primarily relates to two programs we previously managed where the client is now performing their own policy administration services. This decrease is also due to an overall decrease in fees within our specialty program manager subsidiary, primarily as a result of competitive pricing pressures. In addition, this decrease was the result of a decrease in fees in our New England-based self-insured programs, caused by a decrease in premium volume from competition and poor economic conditions.

Claim fees decreased $1.0 million, or 15.0%, to $5.8 million for the nine months ended September 30, 2009, from $6.8 million for the comparable period in 2008. This decrease is primarily the result of lower premium volumes related to self-insured programs, which is the basis for the fee revenue.

Net investment income increased $12.9 million, or 53.5%, to $37.1 million in 2009, from $24.2 million in 2008. This increase is primarily the result of $12.3 million in net investment income related to ProCentury. Overall, invested assets increased due to the inclusion of ProCentury’s invested assets from the Merger of approximately $425.1 million at July 31, 2008, coupled with the investing from positive cash flows from operations. The positive cash flows from operations were primarily due to favorable underwriting results. The average investment yield for September 30, 2009 was 4.40%, compared to 3.86% in 2008. The current pre-tax book yield was 4.56%. The current after-tax book yield was 3.44%, compared to 3.40% in 2008. The duration of the investment portfolio is 4.5 years at September 30, 2009, compared to 4.5 years at September 30, 2008.

Specialty insurance operations generated pre-tax income of $68.8 million for the nine months ended September 30, 2009, compared to pre-tax income of $40.4 million for the comparable period in 2008. This increase in pre-tax income demonstrates a continued improvement in underwriting results including favorable reserve development on prior accident years, selective growth in premium, adherence to our strict underwriting guidelines, and our overall leveraging of fixed costs. In addition, this improvement was also attributable to an increase in net investment income. Partially offsetting these improvements were the previously mentioned other than temporary impairments we recognized to date this year. The GAAP combined ratio was 91.9% for the nine months ended September 30, 2009, compared to 94.0% for the same period in 2008.

Net loss and loss adjustment expenses (“LAE”) increased $78.7 million, or 54.2%, to $223.8 million for the nine months ended September 30, 2009, from $145.1 million for the same period in 2008. Our loss and LAE ratio decreased 2.5 percentage points to 60.7% for the nine months ended September 30, 2009, from 63.2% for the same period in 2008. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The loss and LAE ratio of 60.7% includes pre-tax favorable development of $20.9 million, or 5.3 percentage points, compared to pre-tax favorable development of $11.3 million, or 4.6 percentage points in 2008. The increase in our favorable development in comparison to 2008 was primarily the result of an increase in favorable development within our general liability, commercial auto liability, professional liability, and workers’ compensation lines of business due to lower frequency and severity and better than expected incurred and paid claims results. In addition, we revised our estimated claims handling costs through a comprehensive actual costs study, which increased favorable development within our unallocated loss adjustment expense reserve. As previously indicated, our results in 2009 also include after-tax losses of $3.7 million due to storm related losses and a single fire loss in the current accident year. Our results in 2008 included after-tax catastrophe losses of $5.4 million related to Hurricanes Gustav and Ike. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

Our expense ratio was 31.2% for the nine months ended September 30, 2009, compared to 30.8% for the same period in 2008. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. This increase reflects the reduction in ceding commission, primarily related to a reduction in risk-sharing partner participation and a reduction in the ceding commission rate within one particular line of business on a specific program. In addition, the overall proportion of risk sharing programs in relation to our overall book of business has decreased as a result of the ProCentury merger, offset by lower insurance related assessments. As a surplus lines carrier, Century is not subject to premium taxes on its non-admitted business. Our overall leveraging of fixed costs is somewhat offset by the higher level of internal costs associated with Century’s business, which includes nine months of internal costs for 2009 and only two months in 2008.

Agency Operations

The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Nine Months Ended
	September 30,
	2009	2008

Net commission	$6,996	$8,640
Pre-tax (loss) income(1)	$(563)	$1,328

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the nine months ended September 30, 2009 and 2008, the allocation of corporate overhead to the agency operations segment was $2.4 million and $2.1 million, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, was $7.0 million for the nine months ended September 30, 2009, compared to $8.6 million for the comparable period in 2008. This decrease primarily reflects regional competition, poor economic conditions, and a softer insurance market within our mid to larger Michigan accounts and isolated competitive pricing pressure in the California automobile market. In addition, this decrease is partially attributable to a $300,000 reduction in an agency commission accrual.

Agency operations generated a pre-tax loss, after the allocation of corporate overhead, of ($563,000) for the nine months ended September 30, 2009, compared to pre-tax income of $1.3 million for the comparable period in 2008. The decrease in the pre-tax income is primarily attributable to the decrease in agency commission revenue mentioned above.

Other Items

Reserves

At September 30, 2009, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $660.5 million. We established a reasonable range of reserves of approximately $606.0 million to $696.8 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$180,680	$200,054	$192,704
Commercial Multiple Peril/General Liability	292,867	350,878	327,380
Commercial Automobile	96,656	106,938	102,860
Other	35,790	38,943	37,593

Total Net Reserves	$605,993	$696,813	$660,537

(1)	Includes Residual Markets

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the nine months ended September 30, 2009 and the year ended December 31, 2008.

For the nine months ended September 30, 2009, we reported a decrease in net ultimate loss estimates for accident years 2008 and prior of $20.9 million, or 3.3% of $625.3 million of net loss and LAE reserves at December 31, 2008. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2009 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2008 and for the nine months ended September 30, 2009. The major components of this change in ultimate loss estimates are as follows (in thousands):

	Reserves at	Incurred Losses			Paid Losses			Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	September 30,
Line of Business	2008	Year	Years	Incurred	Year	Years	Paid	2009

Workers’ Compensation	$147,813	$71,535	$(6,347)	$65,188	$9,924	$32,557	$42,481	$170,520
Residual Markets	23,984	4,632	(2,596)	2,036	1,972	1,864	3,836	22,184
Commercial Multiple Peril/General Liability	317,188	75,143	(7,059)	68,084	658	57,234	57,892	327,380
Commercial Automobile	92,788	48,850	(1,876)	46,974	10,555	26,347	36,902	102,860
Other	43,558	44,532	(3,011)	41,521	23,857	23,629	47,488	37,593

Net Reserves	625,331	$244,692	$(20,889)	$223,803	$46,966	$141,631	$188,599	660,537

Reinsurance Recoverable	260,366							263,690

Consolidated	$885,697							$924,227

		Re-estimated	Development
		Reserves at	as a
	Reserves at	September 30,	Percentage of
	December 31,	2009 on	Prior Year
Line of Business	2008	Prior Years	Reserves

Workers’ Compensation	$147,813	$141,466	−4.3%
Commercial Multiple Peril/General Liability	317,188	310,129	−2.2%
Commercial Automobile	92,788	90,912	−2.0%
Other	43,558	40,547	−6.9%

Sub-total	601,347	583,054	−3.0%
Residual Markets	23,984	21,388	−10.8%

Total Net Reserves	$625,331	$604,442	−3.3%

Workers’ Compensation Excluding Residual Markets  The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets decreased $6.3 million, or 4.3% of net workers’ compensation reserves. This net overall decrease reflects decreases of $715,000, $1.1 million, and $3.2 million in accident years 2007, 2006, and 2005, respectively. The decreases reflect better than expected experience for several of our workers’ compensation programs, including a Nevada, Florida, New England, and a countrywide workers’ compensation association program. Actual losses reported during the quarter were less than expected given the prior actuarial assumptions. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril and General Liability  The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $7.1 million, or 2.2% of net commercial multiple peril and general liability reserves. The net decrease reflects decreases of $4.9 million, $3.3 million and $1.5 million in the ultimate loss estimates for accident years 2008, 2007 and 1994, respectively. These decreases were due to better than expected claim emergence in general liability business. These decreases were offset by increases in the net ultimate loss estimates of $1.8 million and $1.3 million for accident years 2004 and 2003, respectively. These increases were due to greater than expected claim emergence in an excess liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile  The projected net ultimate loss estimate for the commercial automobile line of business decreased $1.9 million, or 2.0% of net commercial automobile reserves. This net overall decrease reflects a decrease of $3.3 million for accident year 2007. This decrease was due to better than expected claim emergence in two California-based programs and an excess liability program. The decrease was offset by increases of $489,000, $1.1 million, and $594,000 in accident years 2008, 2006 and 2004, respectively. These increases were due to greater than expected claim emergence in an excess liability program, a taxi program, a transportation program and a garage program. The change in ultimate loss estimates for all other accident years was insignificant.

Other  The projected net ultimate loss estimate for the other lines of business decreased $3.0 million, or 6.9% of net reserves. This net decrease reflects decreases of $518,000 and $1.3 million in the net ultimate loss estimate for accident years 2008 and 2007, respectively. These decreases were primarily due to better than expected case reserve development during the calendar year in a professional liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets  The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $2.6 million, or 10.8% of net reserves. This decrease reflects reductions of $1.8 million and $440,000 in accident years 2008 and 2007, respectively. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

Salaries and Employee Benefits and Other Administrative Expenses

Salaries and employee benefits for the nine months ended September 30, 2009, increased $15.4 million, or 35.1%, to $59.4 million, from $44.0 million for the comparable period in 2008. This increase is primarily the result of the salary expense related to our Century operations. This increase is also the result of an increase in variable compensation, in comparison to 2008, due to performance criteria established by the Compensation Committee of the Board of Directors for variable compensation.

Other administrative expenses increased $4.5 million, or 18.0%, to $29.3 million, from $24.8 million for the comparable period in 2008. This increase is primarily the result of an overall increase in administrative expenses related to our Century operations, as well as an increase in expenses related to technology initiatives. In addition, this increase is also attributable to an increase in holding company expenses, primarily related to certain legal expenses and an increase in director fees. Also, contributing to this increase is an overall increase in bad debt expense specific to our insurance carriers, compared to the same period in 2008. Partially offsetting this increase is a reduction in the management fee previously associated with our acquisition of USSU. In January 2008, we exercised our option to purchase the remainder of the economics related to the acquisition of the USSU business, by terminating the Management Agreement with the former owners, thereby eliminating the management fee.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for the nine months ended September 30, 2009, was $4.4 million compared to $4.6 million for the comparable period in 2008. Amortization expense primarily relates to the other intangibles related to our acquisition of the USSU business, a public entity excess book of business, and the agent relationships and trade names associated with the ProCentury merger.

Interest Expense

Interest expense for the nine months ended September 30, 2009, increased $3.2 million, or 64.6%, to $8.1 million, from $4.9 million for the comparable period in 2008. The overall increase primarily relates to interest expense related to the term loan we used to finance a portion of the purchase price for the ProCentury merger. In addition, the increase in interest expense is partially related to the interest related to the trust preferred debt instruments as a result of the ProCentury merger. The average interest rate for the nine months ended September 30, 2009 was 7.09%, compared to 7.13% for the comparable period in 2008. This slight decrease reflects the impact of a lower cost of debt associated with the term loan, which had an average interest rate of 5.95% in the first nine months of 2009. The 2008 interest primarily related to the debentures.

Income Taxes

Federal income tax expense for the nine months ended September 30, 2009, was $15.1 million, or 29.5% of income before taxes. For the same period last year, we reflected a federal income tax expense of $9.8 million, or 33.3% of income before taxes. The decrease in the effective tax rate primarily relates to a decrease in our fee-based and underwriting income as a percentage of pre-tax income. This decrease was slightly offset by an increase in the valuation allowance related to impairment charges. The effective tax rate on operating income was 27.4% and 28.2% in 2009 and 2008, respectively. The effective tax rate related to net investment income remained relatively flat in comparison to 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Results of Operations

Net income for the three months ended September 30, 2009, was $11.0 million, or $0.19 per dilutive share, compared to net income of $4.2 million, or $0.09 per dilutive share, for the comparable period of 2008. Net operating income, a non-GAAP measure, increased $750,000, or 6.9%, to $11.7 million, or $0.20 per dilutive share, compared to net operating income of $10.9 million, or $0.23 per dilutive share for the comparable period in 2008, with lower weighted average shares outstanding. Total diluted weighted average shares outstanding for the three months ended September 30, 2009 were 57,563,263, compared to 47,595,572 for the comparable period in 2008. This increase in the weighted average shares is primarily the result of the equity issued in connection with the ProCentury merger.

Net income for the three months ended September 30, 2009, included after-tax losses of $3.7 million related to storm losses and a single fire loss. This was a reduction of $1.7 million compared to the three months ended September 30, 2008, which included the after-tax losses catastrophe losses of $5.4 million related to Hurricanes Gustav and Ike. Included in net income were pre-tax realized losses of $742,000, compared to $7.3 million for the comparable period in 2008. The after-tax effect of these realized losses for the three months ended September 30, 2009, was a net realized loss of $669,000.

Net income for the three months ended included an increase in net investment income of 20.2% to $12.8 million, compared to $10.6 million in 2008. In addition, we continue to see favorable prior accident year reserve development, as well as selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. The favorable improvement within net income absent the realized losses and catastrophe losses was slightly offset by lower net commission and fee revenue.

Revenues for the three months ended September 30, 2009, increased $40.3 million, or 33.6%, to $160.2 million, from $119.9 million for the comparable period in 2008. This increase reflects a $33.2 million increase in net earned premiums, of which $17.3 million related to our Century operations. Excluding the net earned premiums related to our Century operations, the remaining increase was primarily the result of overall growth within our existing programs and new business we implemented in 2008 and 2009. Our overall net commission and fees were down 12.6%, or $1.6 million, as further explained below.

In addition, the revenues reflect a $2.1 million increase in investment income, which primarily reflects the increase in invested assets as a result of the ProCentury merger, as well as continued positive cash flow from operations.

Specialty Insurance Operations

The following table sets forth the revenues and results from operations for specialty insurance operations (in thousands):

	For the Three Months Ended September 30,
	2009	2008

Revenue:
Net earned premiums	$137,399	$104,243
Management fees	6,142	6,972
Claims fees	1,802	2,304
Loss control fees	493	467
Reinsurance placement	333	177
Investment income	12,632	10,455
Net realized losses	(742)	(7,290)

Total revenue	$158,059	$117,328

Pre-tax income
Specialty insurance operations	$20,501	$11,857

Revenues from specialty insurance operations increased $40.8 million, or 34.7%, to $158.1 million for the three months ended September 30, 2009 from $117.3 million for the comparable period in 2008.

Net earned premiums increased $33.2 million, or 31.8%, to $137.4 million for the three months ended September 30, 2009, from $104.2 million in the comparable period in 2008. This increase was the result of $17.3 million in net earned premiums related to our Century operations. The remaining increase of $15.9 million was primarily the result of growth within our existing programs and the new business we implemented in 2008 and 2009.

Management fees decreased $830,000, or 11.9%, to $6.1 million for the three months ended September 30, 2009, from $6.9 million for the comparable period in 2008. This decrease primarily relates to two programs we previously managed where the client is now performing their own policy administration services. This decrease is also due to an overall decrease in fees as a result of competitive pricing pressures. In addition, this decrease was the result of a decrease in fees in our New England-based self-insured programs, caused by a decrease in premium volume from competition and poor economic conditions.

Claim fees decreased $502,000, or 21.8%, to $1.8 million for the three months ended September 30, 2009, from $2.3 million for the comparable period in 2008. This decrease is primarily the result of lower premium volumes related to self-insured programs, which is the basis for the fee revenue.

Net investment income increased $2.1 million, or 20.8%, to $12.6 million in 2009, from $10.5 million in 2008. This increase is primarily the result of $1.7 million in net investment income related to ProCentury. Overall, invested assets increased due to the inclusion of ProCentury’s invested assets from the Merger of approximately $425.1 million at July 31, 2008, coupled with the investing from positive cash flows from operations. The positive cash flows from operations were primarily due to favorable underwriting results. The average investment yield for September 30, 2009 was 4.38%, compared to 5.00% in 2008. The current pre-tax book yield was 4.56%. The current after-tax book yield was 3.44%, compared to 3.40% in 2008. The duration of the investment portfolio is 4.5 years at September 30, 2009, compared to 4.5 years at September 30, 2008.

Specialty insurance operations generated pre-tax income of $20.5 million for the three months ended September 30, 2009, compared to pre-tax income of $11.9 million for the comparable period in 2008. This increase in pre-tax income demonstrates continued improvement in underwriting results including favorable reserve development on prior accident years, selective growth in premium, adherence to our strict underwriting guidelines, and our overall leveraging of fixed costs. In addition, this improvement was also attributable to an increase in net investment income and a reduction in realized losses of $6.5 million. Pre-tax realized losses for the three months ended September 30, 2009 were $742,000, compared to $7.3 million for the comparable period in

2008. Also contributing to this improvement was a reduction in storm losses of $2.6 million. Pre-tax expenses related to storm losses and a single fire loss for the three months ended September 30, 2009 were $5.7 million, compared to $8.3 million in 2008. The GAAP combined ratio was 95.3% for the three months ended September 30, 2009, compared to 96.7% for the same period in 2008.

Net loss and loss adjustment expenses (“LAE”) increased $19.6 million, to $83.6 million for the three months ended September 30, 2009, from $63.9 million for the same period in 2008. Our loss and LAE ratio decreased 1.2 percentage points to 64.5% for the three months ended September 30, 2009, from 65.7% for the same period in 2008. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. The loss and LAE ratio of 64.5% includes pre-tax favorable development of $6.2 million, or 4.5 percentage points, compared to pre-tax favorable development of $5.7 million, or 5.5 percentage points in 2008. The increase in our favorable development in comparison to 2008 was primarily the result of an increase in favorable development within our general liability line of business due to lower frequency and severity and better than expected incurred and paid claims results. In addition, we revised our estimated claims handling costs through a comprehensive actual costs study, which increased favorable development within our unallocated loss adjustment expense reserve. As previously indicated, our results in 2009 also include pre-tax losses of $5.7 million due to storm related losses and a single fire loss in the current accident year. Our results in 2008 included pre-tax catastrophe losses of $8.3 million related to Hurricanes Gustav and Ike. This reduction in losses due to catastrophe related losses in 2009, compared to 2008 resulted in an improvement in our current accident quarter loss ratio of 2.1 percentage points to 69.0% in 2009, compared to 71.1% in 2008.

Our expense ratio was 30.8% for the three months ended September 30, 2009, compared to 31.0% for the same period in 2008. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. The decrease reflects our ability to leverage fixed costs, offset by a reduction in risk sharing partner participation and a reduction in the ceding commission rate within one particular line of business on a specific program. In addition, we recognized $518,000, or 0.4% percentage points, in additional ceding commission related to a reinsurance profit sharing agreement on an established trucking program. These improvements were partially offset by changes in our ceded excess reinsurance within our general liability line of business. These changes were primarily the result of the restructuring of a specific reinsurance treaty, growth in certain specific classes of business, as well as deterioration in our general liability excess layer.

Agency Operations

The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Three Months
	Ended September 30,
	2009	2008

Net commission	$2,031	$2,631
Pre-tax (loss) income(1)	$(428)	$391

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the three months ended September 30, 2009 and 2008, the allocation of corporate overhead to the agency operations segment was $796,000 and $401,000, respectively.

Revenue from agency operations, which consists primarily of agency commission revenue, decreased $600,000, to $2.0 million for the three months ended September 30, 2009, from $2.6 million for the comparable period in 2008. This decrease primarily reflects regional competition and a softer insurance market within our mid to larger Michigan accounts and isolated competitive pricing pressure in the California automobile market.

Agency operations generated a pre-tax loss, after the allocation of corporate overhead, of ($428,000) for the three months ended September 30, 2009, compared to pre-tax income of $391,000 for the comparable period in 2008. The decrease is primarily attributable to the decrease in agency commission revenue mentioned above.

Other Items

Reserves

For the three months ended September 30, 2009, we reported a decrease in net ultimate loss estimates for accident years 2008 and prior of $6.2 million, or 1.0% of $625.3 million of net loss and LAE reserves at December 31, 2008. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2009 and 2008.

Salaries and Employee Benefits and Other Administrative Expenses

Salaries and employee benefits for the three months ended September 30, 2009, increased $2.5 million, or 15.1%, to $19.6 million, from $17.1 million for the comparable period in 2008. This increase is primarily the result of the salary expense related to our Century operations. This increase is also the result of an increase in variable compensation, in comparison to 2008, due to performance criteria established by the Compensation Committee of the Board of Directors for variable compensation.

Other administrative expenses increased approximately $1.0 million, or 11.9%, to $9.0 million, from $8.0 million for the comparable period in 2008. This increase is attributable to an increase in expenses related to technology initiatives, as well as a slight increase in administrative expenses related to our Century operations. Also, contributing to this increase is an overall increase in bad debt expense specific to our insurance carriers, compared to the same period in 2008.

Salary and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for the three months ended September 30, 2009 was $1.4 million, which was relatively in line with the comparable period in 2008. Amortization expense primarily relates to the other intangibles related to our acquisition of the USSU business, a public entity excess book of business, and the agent relationships and trade names associated with the ProCentury merger.

Interest Expense

Interest expense for the three months ended September 30, 2009, increased $287,000, or 12.3%, to $2.6 million, from $2.3 million for the comparable period in 2008. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan. The overall increase primarily relates to interest expense related to the term loan we used to finance a portion of the purchase price for the ProCentury merger. In addition, the increase in interest expense is partially related to the interest related to the trust preferred debt instruments as a result of the ProCentury merger. The average interest rate for the third quarter of 2009 was 7.02%, compared to 7.11% in the third quarter of 2008. This slight decrease reflects the impact of a lower cost of debt associated with the term loan, which had an average interest rate of 5.95% in the third quarter of 2009. The 2008 interest primarily related to the debentures.

Income Taxes

Federal income tax expense for the three months ended September 30, 2009, was $3.9 million, or 26.4% of income before taxes. For the same period last year, we reflected a federal income tax expense of $3.5 million, or 45.8% of income before taxes. The decrease in the effective tax rate primarily relates to a decrease in our fee-based and underwriting income as a percentage of pre-tax income. This decrease was slightly offset by an increase in the valuation allowance related to impairment charges. The effective tax rate on operating income was 25.7% and 27.2% in 2009 and 2008, respectively. The effective tax rate related to net investment income was slightly greater in comparison to 2008, primarily as a result of a lower level of tax-exempt investment income to pre-tax income.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from our Insurance Company Subsidiaries is limited by regulatory guidelines. These guidelines generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2009 is $39.5 million without prior regulatory approval. The Insurance Company Subsidiaries paid ordinary dividends of $27.2 million as of September 30, 2009. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $77.5 million of extraordinary dividends in 2009 with prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total statutory dividends paid from our Insurance Company Subsidiaries during 2008 was $46.2 million.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $4.1 million for the nine months ended September 30, 2009.

We have a line of credit totaling $35.0 million, which there was no outstanding balance at September 30, 2009. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Cash flow provided by operations for the nine months ended September 30, 2009 and 2008 was $77.5 million and $70.6 million, respectively. The increase in cash flow from operations reflects growth in underwriting profits and growth in net investment income, primarily as a result of the ProCentury Merger.

Other Items

Debentures

The following table summarizes the principal amounts and variables associated with our debentures (in thousands):

				Interest
				Rate at
	Year	Year		September 30,	Principal
Description	Callable	Due	Interest Rate Terms	2009(1)	Amount

Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.33%	$10,310
Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.44%	13,000
Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.61%	12,000
Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.88%	20,620
Junior subordinated debentures(2)	2007	2032	Three-month LIBOR, plus 4.00%	4.33%	15,000
Junior subordinated debentures(2)	2008	2033	Three-month LIBOR, plus 4.10%	4.54%	10,000

				Total	$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)	Represents the junior subordinated debentures acquired in conjunction with the Merger.

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

Interest Rate Swaps

We have entered into interest rate swap transactions to mitigate our interest rate risk on our existing debt obligations. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges. These interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense.

The following table summarizes the rates and amounts associated with our interest rate swaps (in thousands):

					Fixed
					Amount at
	Expiration			Fixed	September 30,
Effective Date	Date	Debt Instrument	Counterparty Interest Rate Terms	Rate	2009

10/06/2005	09/16/2010	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	8.340%	$20,000
04/23/2008	05/24/2011	Senior debentures	Three-month LIBOR, plus 4.20%	7.720%	7,000
04/23/2008	06/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
04/29/2008	04/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
07/31/2008	07/31/2013	Term loan(1)	Three-month LIBOR	3.950%	52,687
08/15/2008	80/15/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.780%	10,000
09/04/2008	09/04/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.790%	15,000

(1)	Relates to our term loan, which has an effective date of July 31, 2008 and an expiration date of July 31, 2013. We are required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. We fixed only the variable interest portion of the loan. As of September 30, 2009, the actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the credit agreement.

(2)	Relates to the debentures acquired from the ProCentury merger. We fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

On May 24, 2009, the interest rate swap for the $5.0 million portion of our $12.0 million senior debenture expired. As of September 30, 2009, we did not enter into another interest rate swap transaction for this portion of our debt. Therefore, the associated interest expense is no longer at a fixed amount and will fluctuate in accordance with the debt terms, as described above.

In relation to the above interest rate swaps, the net interest expense incurred for the nine months ended September 30, 2009 and 2008 was approximately $2.9 million and $421,000, respectively. The net interest expense incurred for the three months ended September 30, 2009 and 2008 was approximately $1.1 million and $286,000, respectively.

As of September 30, 2009 and December 31, 2008, the total fair value of the interest rate swaps was approximately ($6.9 million) and ($8.9 million), respectively. Accumulated other comprehensive income at September 30, 2009 and December 31, 2008, included accumulated loss on the cash flow hedge, net of taxes, of approximately $4.5 million and $5.8 million, respectively.

Credit Facilities

On July 31, 2008, we executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of our Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. As of September 30, 2009, the outstanding balance on our term loan facility was $52.7 million. We did not have an outstanding balance on our revolving credit facility as of September 30, 2009. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions. At December 31, 2008, we had an outstanding balance of $60.25 million on our term loan and did not have an outstanding balance on our revolving credit facility.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at our option, the base rate. The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities. At September 30, 2009, the interest rate on our term loan was 5.95%, which consisted of a fixed rate of 3.95%, plus an applicable margin of 2.00%.

The debt financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best Company rating of “B++.” As of September 30, 2009, we were in compliance with these debt covenants.

Investment Portfolio

As of September 30, 2009 and December 31, 2008, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.2 billion and $1.1 billion, respectively.

In general, we believe our overall investment portfolio is conservatively invested. The duration of the investment portfolio at September 30, 2009 is 4.5 years, compared to 4.5 years at September 30, 2008. Our pre-tax book yield is 4.56%. The current after-tax yield is 3.44%, compared to 3.40% in 2008. Approximately 97.7% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

At September 30, 2009, shareholders’ equity was $509.3 million, or a book value of $8.91 per common share, compared to $438.2 million, or a book value of $7.64 per common share, at December 31, 2008.

In July 2008, our Board of Directors authorized management to purchase up to 3,000,000 shares of our common stock in market transactions for a period not to exceed twenty-four months. For the three months and nine months ended September 30, 2009, we purchased and retired 300,000 shares of common stock for a total cost of approximately $2.3 million. For the year ended December 31, 2008, we purchased and retired 800,000 shares of common stock for a total cost of approximately $4.9 million. As of September 30, 2009, we have available up to 1.9 million shares remaining to be purchased.

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

For the period ended September 30, 2009, we paid dividends to our common shareholders of $3.4 million. During 2008, we paid dividends to our common shareholders of $3.8 million. On October 30, 2009, our Board of Directors declared a quarterly dividend of $0.03 per common share. The dividend is payable on November 30, 2009, to shareholders of record as of November 13, 2009.

When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, cash flow, liquidity needs, results of operations, industry conditions, and the Company’s overall financial condition. As a holding company, our ability to pay cash dividends to our shareholders is partially dependent on dividends and other permitted payments from our Insurance Company Subsidiaries.

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

The Merger was accounted for under the purchase method of accounting, which resulted in goodwill of $59.5 million equaling the excess of the purchase price over the fair value of identifiable assets, as of December 31, 2008. Goodwill is not amortized, but is subject to at least annual impairment testing. Identifiable intangibles, which are subject to amortization, of $21.0 million and $5.0 million were recorded related to agent relationships and trade names, respectively.

Our allocation period for purchase accounting adjustments closed in the third quarter of 2009. As a result of the purchase accounting adjustments made in 2009, the final goodwill related to the Merger was $59.3 million as of September 30, 2009.

Equity Investment

On July 31, 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an unaffiliated insurance holding limited liability company for $14.8 million in cash. We analyzed current accounting guidance and determined that we are not required to consolidate as we are not the primary beneficiary. Our ownership interest is significant, but is less than a majority ownership and, therefore, we will account for the investment under the equity method of accounting. Therefore, our subsidiary, Star, will recognize 28.5% of the profits and losses generated as a result of this equity ownership interest.

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

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net earned premiums	$393,577	$247,296	$137,399	$104,243
Less: Consolidated net loss and LAE	223,804	145,135	83,553	63,932
Intercompany claim fees	15,152	11,243	5,049	4,508

Unconsolidated net loss and LAE	238,956	156,378	88,602	68,440

Consolidated policy acquisition and other underwriting expenses	79,932	45,400	28,824	19,537
Intercompany administrative and other underwriting fees	42,995	30,741	13,428	12,821

Unconsolidated policy acquisition and other underwriting expenses	122,927	76,141	42,252	32,358

Underwriting income	$31,694	$14,777	$6,545	$3,445

GAAP combined ratio as reported	91.9%	94.0%	95.3%	96.7%
Specialty insurance operations pre-tax income	$68,787	$40,386	$20,501	$11,857
Less: Underwriting income	31,694	14,777	6,545	3,445
Net investment income and realized losses	33,811	17,220	12,022	3,332

Fee-based operations pre-tax income	3,282	8,389	1,934	5,080
Agency operations pre-tax income	(563)	1,328	(428)	391

Total fee-for-service pre-tax income	$2,719	$9,717	$1,506	$5,471

GAAP expense ratio as reported	31.2%	30.8%	30.8%	31.0%
Adjustment to include pre-tax income from total fee-for-service income(1)	0.7%	3.9%	1.1%	5.2%

GAAP expense ratio as adjusted	30.5%	26.9%	29.7%	25.8%
GAAP loss and LAE ratio as reported	60.7%	63.2%	64.5%	65.7%

GAAP combined ratio as adjusted	91.2%	90.1%	94.2%	91.5%

Reconciliation of consolidated pre-tax income:
Specialty insurance operations pre-tax income:
Fee-based operations pre-tax income	$3,282	$8,389	$1,934	$5,080
Underwriting income	31,694	14,777	6,545	3,445
Net investment income and realized losses	33,811	17,220	12,022	3,332

Total specialty insurance operations pre-tax income	68,787	40,386	20,501	11,857
Agency operations pre-tax income	(563)	1,328	(428)	391
Less: Holding company expenses	3,910	2,495	918	877
Interest expense	8,061	4,898	2,620	2,333
Amortization expense	4,350	4,645	1,422	1,531

Consolidated pre-tax income	$51,903	$29,676	$15,113	$7,507

(1)	Adjustment to include pre-tax income from total fee-for-service income is calculated by dividing total fee-for-service income by net earned premiums.

Contractual Obligations and Commitments

For the three months ended September 30, 2009, there were no material changes in relation to our contractual obligations and commitments, which were outside of the ordinary course of our business.

Convertible Note

In December 2005, we entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula, beginning in 2008. The conversion feature of this note is considered an embedded derivative and, therefore, is accounted for separately from the note. At September 30, 2009, the estimated fair value of the derivative is not material to the financial statements.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” which established FASB Accounting Standards Codification (the “Codification” or “ASC”). The Codification became the single source of authoritative accounting principles in preparation of financial statements in conformity with GAAP. Prospectively, only one level of authoritative GAAP will exist, excluding the guidance issued by the SEC. All other literature will be non-authoritative. The Codification did not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative guidance, by particular topic, using a consistent structure. The Codification was effective on a prospective basis for periods ending after September 15, 2009. As the Codification did not change existing GAAP, the adoption of the Codification did not have an impact on our financial condition or results of operations. However, the adoption of the Codification did change our references to GAAP accounting standards.

Recent Accounting Standards

In April 2009, the FASB issued ASC 320-10-65, “Debt and Equity Securities — Transition and Open Effective Date Information” (previously FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments”). ASC 320-10-65 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management believes the Company does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, ASC 320-10-65 requires that the difference between the fair value and the amortized cost of the security be presented as an other-than-temporary-impairment charge within earnings, with an offset for any noncredit-related loss component of the other-than-temporary-impairment charge to be recognized in other comprehensive income. In addition, ASC 320-10-65 requires that companies record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI loss from retained earnings to other comprehensive income if the company does not intend to sell the security before anticipated recovery of its amortized cost basis. ASC 320-10-65 became effective for interim and annual periods ending after June 15, 2009. We adopted ASC 320-10-65 in the second quarter of 2009. The adoption of ASC 320-10-65 did not have a material impact on our financial position or results of operations. The cumulative effect adjustment upon adoption at the beginning of the second quarter between retained earnings and other comprehensive income was $1.5 million.

In April 2009, the FASB issued ASC 820-10-65-4, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information” (previously FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly”). ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with ASC 820 “Fair Value Measurements and Disclosures” when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. ASC 820-10-65-4 became effective for interim and annual periods ending after June 15, 2009. We adopted ASC 820-10-65-4 in the second quarter of 2009. The adoption of ASC 820-10-65-4 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments — Transition and Open Effective Date Information” (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10-65-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65-1 became effective for periods ending after June 15, 2009. We adopted ASC 825-10-65-1 in the second quarter of 2009.

In April 2009, the FASB issued ASC 805-20 “Business Combinations — Identifiable Assets and Liabilities, and Any Noncontrolling Interest” (previously FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.” ASC 805-20 requires that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value only if fair value can be reasonably estimated. ASC 805-20 is effective for business combinations for which the acquisition date is on or after December 15, 2008. The adoption of ASC 805-20 did not have an impact on our financial condition or results of operation, as it applies prospectively to business combinations effective December 15, 2008, or after and, therefore, did not impact our previous transactions involving purchase accounting. We will apply the provisions as applicable.

In May 2009, the FASB issued ASC 855 “Subsequent Events” (previously SFAS No. 165 “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. ASC 855 became effective for periods ending after June 15, 2009. We adopted ASC 855 during the quarter ended June 30, 2009. The adoption of ASC 855 did not have an impact on our consolidated financial condition or results of operations.

In June 2009, the FASB issued ASC 810 “Consolidation” (previously SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” ASC 810 contains consolidation guidance applicable to variable interest entities. The guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a variable interest entity must be consolidated, and how involvement with the variable interest entity affects a company’s financial statements. The guidance is effective for annual periods beginning after November 15, 2009. Upon adoption of this guidance, we will need to reconsider our consolidation conclusions for all entities with which we are involved. We do not expect the adoption of this guidance will have a material impact on our consolidated financial condition or results of operation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of September 30, 2009. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. Our investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At September 30, 2009, our fixed income portfolio had a modified duration of 4.50, compared to 4.47 at December 31, 2008.

At September 30, 2009, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.1 billion. Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income. These investments comprise 2.5% of our investment portfolio.

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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Fair Value	$1,136,651	$1,087,349	$1,035,312
Yield to Maturity or Call	2.21%	3.28%	4.30%
Effective Duration	4.32	4.66	4.99

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At September 30, 2009 and December 31, 2008, we had debentures of $80.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is also subject to variable interest rates. Thus, our interest expense on our term loan is directly correlated to market interest rates. At September 30, 2009, we had an outstanding balance on our term loan of $52.7 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $527,000. At December 31, 2008, we had an outstanding balance on our term loan of $60.25 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $602,500.

We have entered into interest rate swap transactions to mitigate our interest rate risk on our existing debt obligations. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges. These interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense. Refer to Note 8 — Derivative Instruments for further detail relating to our interest rate swap transactions.

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At September 30, 2009 and December 31, 2008, we did not have an outstanding balance on our revolving line of credit.

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

As of September 30, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended September 30, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 11 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2009, which is hereby incorporated by reference.

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

The following table represents information with respect to repurchases of the Company’s common stock for the quarterly period ended September 30, 2009:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total	Average	Announced	Repurchased
	Number of	Price Paid	Plans or	Under the Plans
Period	Shares	Per Share	Programs	or Programs

July 1 — July 31, 2009	—	$—	—	2,200,000
August 1 — August 31, 2009	—	$—	—	2,200,000
September 1 — September 30, 2009	300,000	$7.72	300,000	1,900,000

Total	300,000	$7.72	300,000

ITEM 6.	EXHIBITS

The following documents are filed as part of this Report:

Exhibit
No.	Description

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Dated: November 9, 2009

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