Form 10-K
period 2009-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2010-03-15
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009 was $347,543,421. As of March 10, 2010, there were 55,201,542 shares of the Company’s common stock ($.01 par value) outstanding.

Documents Incorporated by Reference

Certain portions of the Registrant’s Proxy Statement for the 2010 Annual Shareholders’ Meeting scheduled for May 18, 2010 are incorporated by reference into Part III of this report.

MEADOWBROOK INSURANCE GROUP, INC.

PART I

ITEM 1.	BUSINESS

The Company

Meadowbrook Insurance Group, Inc. (“We,” “Our,” “Us,” or “Meadowbrook”) (NYSE: MIG) is a holding company organized as a Michigan corporation in 1985. Meadowbrook was founded in 1955 as Meadowbrook Insurance Agency and was subsequently incorporated in Michigan in 1965. Our principal executive offices are located at 26255 American Drive, Southfield, Michigan 48034-6112 (telephone number: (248) 358-1100.

We serve as a holding company for our wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company (“Savers”), Williamsburg National Insurance Company (“Williamsburg”), and Ameritrust Insurance Corporation (“Ameritrust”), as well as, American Indemnity Insurance Company, Ltd. (“American Indemnity”). We also serve as a holding company for Meadowbrook, Inc. (“Meadowbrook”), Crest Financial Corporation, and their respective subsidiaries. In addition, as described below, we also serve as a holding company for ProCentury Corporation (“ProCentury”) and its wholly owned subsidiaries. ProCentury’s wholly owned subsidiaries consist of Century Surety Company (“Century”) and its wholly owned subsidiary ProCentury Insurance Company (“PIC”). In addition, ProCentury Risk Partners Insurance Co. (“Propic”) is a wholly owned subsidiary of ProCentury.

Star, Savers, Williamsburg, Ameritrust, Century, and PIC are collectively referred to as the Insurance Company Subsidiaries.

Pursuant to accounting guidance, Accounting Standards Codification (“ASC”) 810 — Consolidations (“ASC 810”), we do not consolidate our subsidiaries, Meadowbrook Capital Trust I and II (the “Trusts”), as they are not variable interest entities and we are not the primary beneficiary of the Trusts. Our consolidated financial statements, however, include the equity earnings of the Trusts. In addition and in accordance with ASC 810, we do not consolidate our subsidiary American Indemnity. While we and our subsidiary Star are the common shareholders, neither are the primary beneficiaries of American Indemnity. Our consolidated financial statements, however, include the equity earnings of American Indemnity. The equity earnings in our Trusts and American Indemnity are reflected in our Consolidated Statement of Income as equity earnings of unconsolidated subsidiaries.

ProCentury Merger

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

ProCentury is a specialty insurance company, which primarily underwrites general liability, commercial property, environmental, garage, commercial multi-peril, commercial auto, surety, and marine insurance primarily in the excess and surplus lines, or “non-admitted,” market through a select group of general agents.

MEADOWBROOK INSURANCE GROUP, INC.

The excess and surplus lines market provides insurance coverage for customers with hard-to-place risks that standard or admitted insurers typically choose not to insure.

Five months of earnings of ProCentury are included in our financial statements as of and for the year ended December 31, 2008. Twelve months of earnings are included for the year ended December 31, 2009.

Since the completion of the Merger, we have been executing on numerous revenue enhancement opportunities and leveraging the infrastructure as summarized below:

•	Revenue enhancement opportunities:

—	launching a new wholesale relationship in the Midwest;

 — offering a surplus lines market for an existing workers’ compensation partner in New England; and

—	utilization of existing program capabilities for Century general agents.

•	Leveraging shared infrastructure and increased size:

—	developing Centers of Expertise for claims management;

—	increased size and diversity benefit costs of reinsurance;

—	enhanced marketing capabilities through joint business development functions; and

—	geographic expansion of Century offerings through existing admitted markets.

•	Executing on opportunities to leverage other niche capabilities;

—	combined capabilities allow us to receive and evaluate more opportunities; and

—	independently, neither company would have been able to meet the comprehensive risk management solutions that some opportunities require.

Other Significant Acquisitions

•	In April 2007, we acquired the business of U.S. Specialty Underwriters, Inc. (“USSU”). USSU is a specialty program manager that produces fee based income by underwriting targeted classes within excess workers’ compensation coverage for a select group of insurance companies.

•	In November 2005, we acquired the business of Insurance & Benefit Consultants (“IBC”) of Sarasota, Florida. IBC is a retail and wholesale agency specializing in group and individual health insurance products and personal financial planning services.

•	In August 1999, we acquired the assets of TPA Associates, Inc., all the outstanding stock of TPA Insurance Agency, Inc., and Preferred Insurance Agency, Inc. (collectively, “TPA”). TPA is a program-oriented risk management company that provides risk management services to self-insured clients, manages alternative risk management programs, performs underwriting, and loss control services for unaffiliated insurance companies.

•	In July 1998, we acquired Florida Preferred Administrators, Inc. (“Florida Preferred”), a third party administrator and Ameritrust. In December 2002, Ameritrust became a wholly owned subsidiary of Star. Florida Preferred provides a broad range of risk management services for Ameritrust and other third parties.

•	In July 1997, we acquired Crest Financial Corporation (“Crest”), a California-based holding company, which formerly owned Williamsburg. Crest provides risk management services primarily to Williamsburg. On December 31, 1999, Williamsburg became a wholly owned subsidiary of Star.

•	In July 1990, we acquired Savers.

MEADOWBROOK INSURANCE GROUP, INC.

Recent Equity Investment

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an insurance holding limited liability company for $14.8 million in cash. We are not required to consolidate this investment as we are not the primary beneficiary of the business. Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting. Therefore, Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership.

Employees

At March 5, 2010, we employed approximately 918 associates to service our clients and provide management services to our Insurance Company Subsidiaries as described below. We believe we have good relationships with our associates.

Overview and Operational Structure

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

We define our business segments as specialty insurance operations and agency operations. These two distinct business operations derive revenue from the following sources:

•	Specialty Insurance Operations:

—	Net earned premiums — derived from admitted and non-admitted products and programs, as well as risk sharing vehicles.

—	Fee-for-service revenue — derived from managed program revenue, as well as municipality and association clients.

—	Investment income.

•	Agency Operations:

—	Commission revenue — agency commission from non-affiliated carriers.

Our specialty insurance operations and agency operations are entirely supported by our full-service processing capabilities, which provide the essential functions necessary in a risk management organization.

Specialty Insurance Operations

Our specialty insurance operations provide underwriting and insurance administration services. We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis through a broad and diverse network of independent retail, wholesale program administrators and general agents, who value service, specialized knowledge, and focused expertise. Our primary focus is on niche or specialty products and program business and risk management solutions for our customers. The services and coverages we provide are tailored to meet specific requirements of defined client groups and their members, which may include specialty program underwriting; admitted and excess and surplus lines insurance products; alternative risk transfer solutions, and insurance administration services. Program business refers to an aggregation of individually underwritten risks that have some unique characteristic and are distributed through a select group of general agencies, retail agencies and program administrators. We provide various

MEADOWBROOK INSURANCE GROUP, INC.

types of property and casualty insurance coverage, primarily to associations or similar groups of members and to the specified classes of business of our agents. With our specialty programs and products, we seek to combine profitable underwriting, investment returns and efficient capital management to deliver consistent long-term growth in shareholder value.

As an admitted carrier we provide a market for more traditional lines of business and coverages that are offered by standard markets. Traditional admitted markets typically serve businesses that:

•	are low to medium hazard;

•	have more predictable underwriting results;

•	are adequately rated and priced by rates and policy forms that are filed and approved by state regulatory agencies;

•	require the protection of state guaranty funds; and

•	are required to purchase admitted insurance products.

As an excess and surplus lines provider we market to customers with hard-to-place risks, for which standard or admitted insurers typically choose not to insure. In the excess and surplus lines market, we serve businesses that are unable to obtain coverage from standard or admitted carriers for a variety of reasons, including the following:

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

Our insurance programs are diversified geographically, by class and line of business, type of insured and distribution. Within the workers’ compensation line of business, we have a regional focus in California and New England. Within the commercial auto and commercial multiple peril line of business, we have a regional focus in the Southeast and California. Within the general liability line of business we have a focus in Texas. Our fee-for-service business is managed on a regional basis with an emphasis in the Midwest, New England, and southeastern regions of the United States. Our corporate strategy emphasizes a regional focus and diverse sources of revenue between underwritten premiums, service fee revenue, and commissions. This allows us to leverage fixed costs over a larger revenue base and take advantage of new opportunities.

We recognize revenue related to the services and coverages from our specialty insurance operations within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains (losses).

Specialty Insurance Operations Programs and Products

The admitted programs that we write as part of our specialty insurance operations are characterized by risks that are homogeneous within programs but have a diverse geographic profile. Generally, the average account premium is small and due to the specialized nature of the program and distribution style, our admitted programs have high premium retention levels. This helps create stability in our business amid the cyclicality of the insurance industry. Two examples of admitted programs we write are coverages for picture framers and music equipment stores. We seek to write rollover programs that have a history of proven profitable

MEADOWBROOK INSURANCE GROUP, INC.

performance. The admitted programs that we write and retain are the result of long-term, stable relationships with distribution partners that have a targeted and specialized distribution style.

The excess and surplus lines business we write is characterized by broad classes of “Main Street” commercial risks that are ineligible for coverage by the standard market. Similar to our admitted programs, the average account premium size for the excess and surplus lines risks we write is small. Two examples of markets we serve with our excess and surplus lines offering are restaurants and habitational classes, such as apartments and hotels. The excess and surplus lines regulatory environment allows rate and form freedom, which gives us the flexibility to design tailored coverage forms that are often more restrictive than those available in the admitted market. The high degree of flexibility contributes to heightened competition during soft markets and creates the potential for rapid expansion during hard markets.

The non-admitted programs we write have characteristics that are similar to our admitted programs, however, the commercial risks we provide coverage for are ineligible for coverage by the standard or admitted market. With this focus on non-admitted program underwriting, we are able to provide coverage for start-up organizations and relatively low volume programs that other markets are unable or unwilling to serve. Two examples of non-admitted programs we offer are coverages for pet-sitters and oil and gas contractors.

We also offer coverage for specialty markets, where specific and unique underwriting expertise is required. We develop solutions for specific market segments that may leverage either our admitted market or non-admitted market product capabilities, or both, depending on the market need. The specific and unique underwriting expertise that is required to write business profitably in the segments we serve creates barriers to entry for new competitors. Two examples of specialty markets we serve are the transportation and environmental markets.

Description of Specialty Insurance Operations

Based upon the particular risk management goals of our clients, market conditions and our assessment of the opportunity for operating profit, our specialty insurance operations offer solutions on a fully-insured basis, a risk-sharing basis, or a managed basis, in response to a specific market opportunity. In a managed program, we earn service fee revenue by providing certain operational functions and other services to a client’s risk-bearing entity, but generally do not share in the operating results. In a risk-sharing program, we share the operating results with the client through a reinsurance agreement with an insurance company, captive, or rent-a-captive. In a profit-sharing structure, we pay an agent a commission that is adjusted based on the operating results of the program. These structures, other than the profit-sharing commission structure, are licensed insurance or reinsurance companies and are accounted for in accordance with accounting guidance as it relates to reinsurance and insurance products. In risk-sharing programs, we derive revenue from net earned premiums, fee-for-service revenue and commissions, and investment income. In addition, we may benefit from the fees our risk management subsidiary earns for services we perform on behalf of our Insurance Company Subsidiaries. These fees are eliminated upon consolidation. However, the fees associated with the captive’s portion of the program are reimbursed through a ceding commission. For a fully-insured program, we provide insurance products without a risk-bearing mechanism and derive revenue from net earned premiums and investment income.

Fully-Insured Programs and Products:

With a fully-insured program, we provide our insurance products and derive revenue from net earned premiums and investment income. Fully-insured programs are generally developed in response to specific market opportunities and may evolve into a risk-sharing relationship.

Risk-Sharing Programs:

Quota Sharing:  With a client risk-sharing program, our Insurance Company Subsidiaries underwrite individual primary insurance policies for members of a group or association, or a specific industry and then

MEADOWBROOK INSURANCE GROUP, INC.

share the operating results with the client or client group through a reinsurance agreement with an insurance company, captive, or rent-a-captive. In some instances, a captive owned by a client or client group reinsures a portion of the risk on a quota-share basis. A captive is an insurance company or reinsurance company, which is formed for the purpose of insuring or reinsuring risks related to the businesses of its shareholders or members. A rent-a-captive allows organizations to obtain the benefits of a captive insurance company, without the initial costs and capital investment required to form their own captive. This is often an interim step utilized by groups and associations prior to forming their own captive. As part of its participation in a rent-a-captive, the client group purchases redeemable preferred stock of our unconsolidated subsidiary. These shares entitle the client group to participate in profits and losses of the program through a dividend or additional capital contribution. Dividends or additional capital contributions are determined and accrued on the basis of underwriting profits or losses plus investment income on trust accounts less costs. These structures are licensed insurance or reinsurance companies, which have a self-sustaining integrated set of activities and assets, and are in the reinsurance business for the purpose of providing a return to their investors, who are the shareholders (“primary beneficiaries”) of the captive company. The primary beneficiaries have their own equity at risk, decision making authority, and the ability to absorb losses. The transactions associated with these structures are accounted for in accordance with accounting guidance as it relates to reinsurance and insurance products.

In addition to premium revenue and investment income from the net retained portion of our operating results, we may also be compensated through the receipt of fees for policy issuance services and acquisition costs, captive administration, reinsurance placement, loss prevention services, and claims administrative and handling services. However, the fees associated with the captive’s portion of the program are reimbursed through a ceding commission. For financial reporting purposes, ceding commissions are treated as a reduction in underwriting expenses. In addition, we may benefit from the fees our risk management subsidiary earns for services we perform on behalf of our Insurance Company Subsidiaries. These fees are eliminated upon consolidation.

Our experience has been that the number of claims and the cost of losses tend to be lower in risk-sharing programs than with traditional forms of insurance. We believe that client risk-sharing motivates participants to focus on underwriting selection, loss prevention, risk control measures and adherence to stricter underwriting guidelines.

MEADOWBROOK INSURANCE GROUP, INC.

The following schematic illustrates the basic elements in many of our client risk-sharing programs.

QUOTA SHARE REINSURANCE RISK-SHARING STRUCTURE

(1)	We account for transactions with these risk-sharing clients as reinsurance, in accordance with accounting guidance as it relates to reinsurance and insurance products.

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

MEADOWBROOK INSURANCE GROUP, INC.

In accordance with ASC 810, our variable interest in the captive is limited to administrative fees based upon a fixed amount or a percentage of premiums and the credit risk associated with any reinsurance recoverables recognized.

The captives are generally capitalized with common stock and may use preferred stock in isolated instances. The captive’s variability is: (1) created based upon the experience of their portion of business directly written through our Insurance Company Subsidiaries and ceded to the captive on a quota share basis; and (2) absorbed by the captive’s shareholders.

In general, the captive’s common and/or preferred shareholders are either the agents or producers of the business, a sponsoring group or association, a group of policyholders, a policyholder, or a general agent. The captive’s shareholders are not related parties of ours pursuant to related accounting guidance.

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

Profit-Sharing:  In a profit-sharing commission program, we provide our agent the opportunity to accept an upfront provisional commission rate that is then adjusted either upward or downward, based on the actual underwriting results as compared to predetermined metrics.

Managed Programs:

With a fee-for-service or managed program, we earn revenue by providing certain operational and administrative functions and other services to a client’s risk-bearing entity, but generally do not share in the operating results of the program. We believe our fee-for-service or managed programs provide a consistent source of revenue, as well as opportunities for revenue growth without a proportionate increase in capital requirements. Revenue growth may occur through the sale of existing products to additional members of the group, the expansion of coverages and services provided to existing programs and the creation of programs for new client groups.

Services for which we receive revenue from fee-for-service or managed programs include:

•	program design and development;

•	underwriting;

•	reinsurance placement;

•	policy administration;

•	loss prevention and control;

•	claims administration and handling;

•	litigation management;

•	information technology and processing;

MEADOWBROOK INSURANCE GROUP, INC.

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

Description of Major Specialty Insurance Services

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

MEADOWBROOK INSURANCE GROUP, INC.

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

Business Processing Technology Platform.  We provide a select set of internet-based business processing systems to our agents to automate the capability to rate, quote, bind and service insurance policies in a timely and efficient manner. Advantage is a processing system for quoting and binding workers’ compensation insurance policies. CenturyOnLine (COL) is a processing system for quoting and binding general liability, property and garage insurance policies underwritten by our excess and surplus lines facility, Century. Further, we provide additional systems on a network-accessible basis for processing select package and commercial auto programs. In addition to reducing our internal administrative processing costs, these systems enhance underwriting practices by automating risk selection criteria.

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

Customer Concentration

In our opinion, no material part of our business is dependent upon a single customer or group of customers. The loss of any one customer would not have a material adverse effect on our results of operations or financial condition. No one customer or group of affiliated customers accounts for 10% or more of the Company’s consolidated revenues.

Objective and Strategy

Our corporate objective is to generate predictable earnings across the market cycle, with a long term targeted return on average equity range of 10%-17%. Our strategy is to maximize the unique characteristics of our balanced business model to:

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

Our overall objectives and strategies may be influenced by interest rates, insurance market cycle conditions, and general economic conditions.

MEADOWBROOK INSURANCE GROUP, INC.

Approach on Underwriting Discipline

As an underwriter, we underwrite for predictability and profitability by adhering to the following business practices as they relate to our corporate underwriting discipline:

 — Re-underwrite excess and surplus lines business for accuracy and completeness;

 — Limit exposure to catastrophe-prone areas and purchase reinsurance;

 — Our associates have a broad and deep underwriting experience and expertise;

 — Our actuarial team supports underwriting with pricing and loss analysis;

 — New opportunities undergo a thorough new business due diligence process;

 — Robust program controls help monitor all programs for performance; and

 — We maintain long-term agent relationships, which are matched with high quality reinsurance partners.

Insurance Company Subsidiaries

Our Insurance Company Subsidiaries issue insurance policies. Through our Insurance Company Subsidiaries, we provide specialty insurance programs and products where we market and underwrite specialty property and casualty insurance products on both an admitted and non-admitted basis through a broad and diverse network of independent retail, wholesale program administrators and general agents. Our Insurance Company Subsidiaries primarily focus is on specialty products and program business for our customers, which consist of select independent, general agents, and wholesale agents with either a defined geographic specialty and / or product specialty. These programs are generally designed specifically for trade groups and associations, whose members are homogeneous in nature. Members are typically small-to-medium sized businesses. We compensate our distribution network primarily on a flat commission rate based upon premiums written, or other risk-sharing mechanism, as previously described.

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

Our programs focus on select classes of property and casualty business which, through our due diligence process, we believe have demonstrated a fundamentally sound prospect for generating underwriting profits. We occasionally do offer our programs on a multi-state basis; but more generally, our programs operate on a regional or state-specific basis. We provide underwriting authority to our regional offices based upon underwriting guidelines established by our corporate underwriting department, which we monitor through underwriting audits and a series of executive underwriting and rate monitor reports. We seek to avoid geographic concentration of risks that might lead to aggregation of exposure to losses from natural or intentionally caused catastrophic events. We also handle the majority of our claims through our regional offices based upon standards set forth by our corporate claims office and monitored through a series of self-audits and corporate claims audit, internal control audits, and executive claims monitoring reports. American Indemnity, a Bermuda-based insurance company which offers our clients a captive or rent-a-captive option, complements our Insurance Company Subsidiaries.

MEADOWBROOK INSURANCE GROUP, INC.

In addition, we may at times place risks directly with third party insurance carriers and participate in the risk as a reinsurer. Such arrangements typically generate management fee revenue and provide a means to manage premium leverage ratios.

Our Insurance Company Subsidiaries primarily offer workers’ compensation, commercial multiple peril, general liability, marine and other liability coverages on both an admitted and non-admitted basis. Our Insurance Company Subsidiaries maintain a variety of licenses in order for us to write on an admitted and / or a non-admitted basis in all fifty states, including the District of Columbia.

Our insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.75 to 1.0 and 2.25 to 1.0, respectively. As of December 31, 2009, on a statutory consolidated basis, gross and net premium leverage ratios were 2.0 to 1.0 and 1.6 to 1.0, respectively.

The following table summarizes gross written premiums, net earned premiums, and net written premiums for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 (in thousands):

Gross Written Premium	2009	%	2008	%	2007	%	2006	%	2005	%

Workers’ Compensation	$233,269	33.87%	$137,503	30.04%	$116,717	33.69%	$118,794	35.90%	$133,732	40.26%
Commercial Multi-Peril Liability	43,428	6.31%	29,114	6.36%	69,970	20.20%	67,764	20.48%	59,928	18.04%
Commercial Multi-Peril Property	54,901	7.97%	37,519	8.20%	30,394	8.77%	26,591	8.04%	26,050	7.84%
Other Liability	169,968	24.68%	116,988	25.56%	28,550	8.24%	20,001	6.04%	16,167	4.87%
Commercial Auto Liability	92,632	13.45%	73,952	16.16%	61,119	17.64%	59,308	17.92%	59,144	17.80%
All Other Lines	94,489	13.72%	62,607	13.68%	39,701	11.46%	38,414	11.61%	37,188	11.19%

Total	$688,687	100.00%	$457,683	100.00%	$346,451	100.00%	$330,872	100.00%	$332,209	100.00%

Net Earned Premium	2009	%	2008	%	2007	%	2006	%	2005	%

Workers’ Compensation	$163,834	30.36%	$109,312	29.57%	$102,256	38.13%	$108,085	42.40%	$119,423	47.78%
Commercial Multi-Peril Liability	37,133	6.88%	46,326	12.53%	50,031	18.65%	45,192	17.73%	38,541	15.42%
Commercial Multi-Peril Property	45,660	8.46%	31,847	8.61%	21,018	7.84%	17,946	7.04%	16,288	6.52%
Other Liability	140,486	26.04%	74,470	20.14%	15,571	5.81%	10,433	4.09%	8,072	3.23%
Commercial Auto Liability	79,802	14.79%	62,306	16.85%	53,469	19.94%	49,341	19.36%	45,374	18.15%
All Other Lines	72,687	13.47%	45,460	12.30%	25,852	9.64%	23,923	9.38%	22,261	8.91%

Total	$539,602	100.00%	$369,721	100.00%	$268,197	100.00%	$254,920	100.00%	$249,959	100.00%

Net Written Premium	2009	%	2008	%	2007	%	2006	%	2005	%

Workers’ Compensation	$206,246	35.56%	$120,507	32.12%	$105,003	37.47%	$104,846	39.92%	$117,287	45.44%
Commercial Multi-Peril Liability	38,825	6.69%	24,690	6.58%	52,815	18.85%	48,737	18.55%	42,157	16.33%
Commercial Multi-Peril Property	45,462	7.84%	30,270	8.07%	23,465	8.37%	18,767	7.14%	17,713	6.86%
Other Liability	131,921	22.75%	87,760	23.39%	18,915	6.75%	12,384	4.71%	8,004	3.10%
Commercial Auto Liability	82,499	14.22%	64,678	17.24%	52,798	18.84%	52,950	20.16%	49,122	19.03%
All Other Lines	75,065	12.94%	47,289	12.60%	27,215	9.71%	24,984	9.51%	23,851	9.24%

Total	$580,018	100.00%	$375,194	100.00%	$280,211	100.00%	$262,668	100.00%	$258,134	100.00%

As previously indicated, the Merger with ProCentury was completed following the close of business on July, 31, 2008. Therefore, the above table includes only five months of premium for ProCentury for the year ended December 31, 2008 and twelve months for the year ended December 31, 2009.

MEADOWBROOK INSURANCE GROUP, INC.

In 2009, we had an increase in our premium writings specific to our workers’ compensation line of business, which was primarily related to our new relationship with a general agent who specializes in non-contractors workers’ compensation in the Midwest, California, and other western states, as well as new programs which included a general agent that focuses on the food service industry and a general agent who focuses on heterogeneous workers’ compensation in the Southeast region of the United States. For 2009, our workers’ compensation rates were down approximately 2.5%, which was primarily due to declines in mandated rate levels in select states.

Prior to 2008, we had a shift in our mix of business, which was intended to diversify our product line and produce more predictable and stable results. We had a decline in workers’ compensation premium from 2005 primarily because we exited a limited number of small programs that were no longer meeting our underwriting standards. Also, we experienced an overall reduction in audit-related premiums, and a decline in the amount of residual market assignments we receive relative to workers’ compensation premiums. The residual market assignments are in essence a form of a “tax” whereby any workers’ compensation risk that cannot be written in the voluntary market is assigned to carriers underwriting workers’ compensation business in that state. In addition, workers’ compensation declined over the past few years due to a reduction in premium writings because of competition and past mandatory rate deceases, specifically in Florida, Massachusetts and Nevada.

The Merger with ProCentury contributed to the overall diversification of our business mix. Specifically within our other liability line of business which accounted for 25% and 26% in 2009 and 2008, respectively, compared to less than 10% in the prior years, as noted above. The majority of our other liability line of business is primarily related to shorter tail classes of business, such as habitational risks of hotels, motels and apartments, and mercantile operations. The majority of our primary liability insurance policies have limits between $500,000 and $1.0 million.

Additionally, prior to the Merger we had relatively low property related premium and exposure to property perils. Historically, approximately 35% of ProCentury’s production was property related. Property classes include fire and allied lines, non-liability portions of commercial multi-peril, and inland and ocean marine. Our property business has an inherently short tail, but has exposure to catastrophe perils. The majority of the property business has limits of less than $2.0 million. Through the use of treaty, automatic facultative and certificate facultative reinsurance, we retain the first $1.0 million of each risk up to $4.0 million for any one loss occurrence. We attempt to minimize catastrophic risk through reinsurance and geographic diversification. We write a limited amount of property coverage for the peril of wind on fixed properties in Florida, counties along the Gulf of Mexico and in states along the eastern seaboard.

Overall, we had growth in new business from programs implemented in 2008 and 2009. The increase in premium volume in lines other than workers’ compensation has been driven by new programs we have implemented with both existing and new program agents, all of which have a history of profitability and for which we believe we are receiving adequate pricing to produce our targeted return on equity. Rates in other lines of business declined by only less than 1% and our excess and surplus lines rates were down by approximately 4%. While the market for excess and surplus lines remained competitive in 2009, our Century operations traditional business production was only down slightly.

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

MEADOWBROOK INSURANCE GROUP, INC.

Reserves

The following table shows the development of reserves for unpaid losses and loss adjustment expenses (“LAE”) from 2000 through 2009 for our Insurance Company Subsidiaries, and the deconsolidation impact of American Indemnity. Development on the ProCentury acquired reserves is not included for the years prior to 2008, which was the year of the Merger. The lower portion of the table reflects the impact of reinsurance for the years 2000 through 2009, reconciling the net reserves shown in the upper portion of the table to gross reserves.

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

Analysis of Loss and Loss Adjustment Expense Development (1)

	Years Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(In thousands)

Reserves for losses and LAE at end of period	$172,862	$198,653	$193,116	$192,019	$226,996	$271,423	$302,655	$341,541	$625,331	$682,376
Deconsolidation of subsidiary(1)	(3,744)	(5,572)	(2,973)	(2,989)
Adjusted reserves for losses and LAE at end of period	$169,118	$193,081	$190,143	$189,030	$226,996	$271,423	$302,655	$341,541	$625,331	$682,376
Cumulative paid as of
1 year later	70,952	77,038	78,023	71,427	79,056	83,271	81,779	95,393	173,525
2 years later	115,669	130,816	122,180	118,729	124,685	133,809	140,308	155,745
3 years later	146,548	157,663	151,720	145,279	153,780	170,226	207,227
4 years later	160,673	176,172	167,288	159,220	171,946	210,110
5 years later	171,992	186,847	174,778	169,980	195,328
6 years later	179,010	191,936	180,489	184,663
7 years later	182,954	196,486	190,133
8 years later	186,198	204,386
9 years later	192,782
Reserves re-estimated as of end of year:
1 year later	182,976	199,171	193,532	193,559	231,880	268,704	295,563	330,416	596,661
2 years later	186,191	205,017	196,448	203,394	227,462	263,069	286,647	327,862
3 years later	189,632	207,379	202,126	205,650	226,437	261,319	283,583
4 years later	190,305	211,394	203,738	202,748	226,492	260,373
5 years later	196,158	213,802	202,028	202,716	229,746
6 years later	199,520	212,274	201,786	203,727
7 years later	198,500	212,292	201,355
8 years later	198,670	211,550
9 years later	198,481
Net cumulative (deficiency) redundancy:
Dollars	$(29,363)	$(18,469)	$(11,212)	$(14,697)	$(2,750)	$11,050	$19,072	$13,679	$28,670
Percentage	—17.4%	—9.6%	—5.9%	—7.8%	—1.2%	4.1%	6.3%	4.0%	4.6%
Net reserves	169,118	193,081	190,143	189,030	226,996	271,423	302,655	341,541	625,331	682,376
Ceded reserves	168,962	195,943	181,817	147,446	151,161	187,254	198,422	198,461	260,366	266,801
Gross reserves	338,080	389,024	371,960	336,476	378,157	458,677	501,077	540,002	885,697	949,177

Net re-estimated	198,481	211,550	201,355	203,727	229,746	260,373	283,583	327,862	596,661
Ceded re-estimated	262,111	287,474	257,730	246,445	206,281	210,880	207,605	208,825	256,828
Gross re-estimated	460,592	499,024	459,085	450,172	436,027	471,253	491,188	536,687	853,489

Gross cumulative (deficiency) redundancy	$(122,512)	$(110,000)	$(87,125)	$(113,696)	$(57,870)	$(12,576)	$9,889	$3,315	$32,208

(1)	We performed an evaluation of our business relationships and determined our wholly owned subsidiary, American Indemnity, did not meet the tests for consolidation, as neither us, nor our subsidiary Star, are the primary beneficiaries of American Indemnity. Therefore,

MEADOWBROOK INSURANCE GROUP, INC.

effective January 1, 2004, we deconsolidated American Indemnity on a prospective basis in accordance with related accounting guidance. Accordingly, we adjusted the reserves and development within the above table.

The following table sets forth the difference between generally accepted accounting principles (“GAAP”) reserves for loss and loss adjustment expenses and statutory reserves for loss and loss adjustment expenses at December 31 (in thousands):

	2009	2008

GAAP reserves for losses and LAE	$949,177	$885,697
Reinsurance recoverables for unpaid losses	(266,801)	(260,366)
Allowances against reinsurance recoverables*	—	(481)

Statutory reserves for losses and LAE	$682,376	$624,850

*	The GAAP allowance for reinsurance recoverables is reported as a Schedule F penalty or a non-admitted asset for the purpose of statutory accounting.

For the year ended December 31, 2009, we reported a decrease of $32.2 million in gross ultimate loss estimates for accident years 2008 and prior, or 3.6% of $885.7 million of gross loss and LAE reserves at January 1, 2009. We reported a $28.7 million decrease in net ultimate loss and LAE estimates for accident years 2008 and prior, or 4.6% of $625.3 million of net loss and LAE reserves at January 1, 2009.

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

Competition and Pricing

We compete with other providers of specialty insurance programs, products, and risk management services, as well as, with traditional providers of commercial insurance. Both the specialty program segment and the traditional property and casualty insurance markets are highly competitive. Our specialty programs, products and services compete with products and services offered by insurance companies, other providers of insurance services (including domestic and foreign insurers and reinsurers and insurance agents), as well as with self-insurance plans, captives managed by others, and a variety of other risk-financing vehicles and mechanisms. These competitive products are offered by other companies that may have greater financial resources than we do. Our agency operations compete with other local, regional, and national insurance agencies for individual client insurance needs.

MEADOWBROOK INSURANCE GROUP, INC.

The market for specialty insurance programs, products and services is significantly influenced by market conditions affecting the traditional property and casualty insurance industry. Insurance market conditions historically have been subject to significant variability due to premium rate competition, natural disasters and other catastrophic events, judicial trends, changes in the investment and interest rate environment, regulation, general economic conditions, and unemployment rates. Pricing is a primary means of competition in the commercial insurance market. Competition is also based on the availability and quality of products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise. The primary basis for competition among risk management providers varies with the financial and insurance needs and resources of each potential insured. Principal factors that are considered by insureds include an analysis of the net present-value (after-tax) of the cost of financing the insured’s expected level of losses; the amount of excess coverage provided in the event losses exceed expected levels; cash flow and tax planning considerations; and the expected quality and consistency of the services to be provided. We believe that we are able to compete based on our experience, the quality of our products and services, our processing technology platforms, and our program-oriented approach. However, our ability to successfully compete is dependent upon a number of factors, including market and competitive conditions, many of which are outside of our control.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

Membership in Insolvency Funds and Associations and Mandatory Pools

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. For 2009, 2008, and 2007, assessments from insolvency funds were $491,000, $196,000, and $156,000, respectively. Most of these payments are recoverable through future policy surcharges and premium tax reductions. Except for New Jersey, business written on a surplus lines basis is not subject to state guaranty fund assessments.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may adversely affect us. For 2009, 2008, and 2007, total assessments paid to all such facilities were $2.7 million, $2.4 million, and $2.6 million, respectively.

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

Effect of Federal Legislation

The Terrorism Risk Insurance Act of 2002 (“TRIA”) established a program under which the United States federal government will provide governmental support for businesses that suffer damages from certain acts of international terrorism. In 2007, TRIA was extended through December 31, 2014. The terms of the legislation enacted now also include domestic terrorist acts. TRIA serves as an additional high layer of reinsurance against losses that may arise from a terrorist incident. The impact to us resulting from TRIA is minimal as we generally do not underwrite risks that are considered targets for terrorism, avoid concentration of exposures in both property and workers’ compensation, and have terrorism coverage included in our reinsurance treaties to cover the most likely exposure.

Update on SEC Investigation

On April 2, 2008, the United States Securities and Exchange Commission (“SEC”) requested that ProCentury voluntarily provide information relating to its construction defect reserves for the fiscal years 2003 through 2006. ProCentury produced information and related documents in response to this request and follow-up requests, as well as executed tolling agreements. On August 10, 2009, the SEC notified in writing the Company, Century and certain of Century’s current and former officers that it had completed its investigation and that it did not intend to recommend the filing of any enforcement action.

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

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 1A.	RISK FACTORS

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

MEADOWBROOK INSURANCE GROUP, INC.

The current economic downturn and continuing volatility in the financial market could materially and adversely affect our business.

In 2008 and 2009, the capital and credit markets experienced unprecedented volatility. While economic conditions have recently improved, this trend may not continue and therefore, there can be no assurance that we will not experience an adverse effect, which may have a material impact on our overall financial condition and results of operations.

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

The majority of our property business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events, such as hurricanes, winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events, such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions and catastrophes can cause losses in the lines of business acquired with the Merger. Generally these losses result in an increase in the number of claims incurred as well as the amount of compensation sought by claimants. In 2008, we recorded $5.4 million of net after tax losses related to catastrophe losses. In 2009, we did not have any catastrophic related losses. Currently, we purchase catastrophe reinsurance to cover for a potential catastrophe. However, it is possible that a catastrophic event or multiple catastrophic events could cause our loss and loss adjustment expense reserves to increase and our liquidity and financial condition to decline. Refer to Note 6 — Reinsurance for a detailed description of our reinsurance treaties and structure.

MEADOWBROOK INSURANCE GROUP, INC.

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

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•	the formation of new insurers and an influx of new capital in the marketplace as existing companies attempt to expand their business as a result of better pricing and/or terms;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas, other alternative market types of coverage; or other non-property insurance and

•	changing practices created by the Internet, which has increased competition within the insurance business.

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

Our geographic concentration ties our performance to the business, economic, natural perils, man made perils, and regulatory conditions within our concentrated regions.

One of our predominate lines of business is workers’ compensation (30.4% of net earned premiums in 2009), which is concentrated in California (35.7% of 2009 workers’ compensation net earned premiums) and

MEADOWBROOK INSURANCE GROUP, INC.

New England (13.9% of 2009 workers’ compensation net earned premiums). Accordingly, unfavorable business, economic or regulatory conditions in these states could negatively impact our business. In addition, California and some of the New England states are exposed to climate and environmental changes, natural perils such as earthquakes, water supplies, and the possibility of pandemics or terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in these states. In addition, general economic conditions affecting these regions could have an adverse effect on the business we write within these states. Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification. Refer to Note 6 — Reinsurance for further information regarding our reinsurance structure related to workers’ compensation business.

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

We seek to limit our loss exposure by writing a number of our insurance and reinsurance contracts on an excess-of-loss basis. Excess-of-loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. In addition, we limit program size for each client and purchase third-party reinsurance for our own account. In the case of our assumed proportional reinsurance treaties, we seek per occurrence limitations or loss and loss adjustment expense ratio caps to limit the impact of losses ceded by the client. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure by geographic diversification. Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. As a result, one or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have an adverse effect on our results of operations or financial condition. Likewise, for catastrophe events and for per risk events we buy a limited amount of reinsurance coverage that we believe is adequate to reimburse for our large losses with a very high degree of probability, should the unlikely event occur that exceeds our reinsurance coverage then the amounts in excess of our reinsurance coverage could adversely impact our financial condition or results of operations.

MEADOWBROOK INSURANCE GROUP, INC.

Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in government monetary policies, general economic conditions and overall capital market conditions, all of which impact interest rates.

Our results of operations depend, in part, on the performance of our investments. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Fluctuations in interest rates affect our returns on and the fair value of our fixed-maturity and equity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. Interest rates in the United States are currently at historical lows. Increases in interest rates may reduce the fair value of our investments in available for sale fixed-maturity and equity securities. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and could result in further investment losses in our portfolio.

Our fixed-maturity and equity investments are subject to:

•	credit risk, which is the risk that our investments will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;

•	equity price risk, which is the risk that we will incur economic loss due to a decline in common or preferred stock or bond mutual fund share prices; and

•	interest rate risk, which is the risk that our investments may decrease in value due to increases in interest rates.

Our fixed-maturity investment portfolio includes mortgage-backed and other asset-backed securities. As with other fixed-maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. When interest rates fall, mortgage-backed securities are prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. Our mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but there is no guarantee that we will not invest in other mortgage-backed securities that lack this protection. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the prevailing interest rates for longer than expected.

Our investment portfolio also includes equity securities. These investments are in preferred and common stocks of individual companies, which are subject to economic loss from the decline in preferred and common share prices. As a result, the fair value of these investments will be determined by the specific financial prospects of these individual companies, as well as the equity markets in general.

As of the result of the risks described above, the value of our investment portfolio could decrease, we could experience reduced net investment income, and we could incur realized investment losses, which could adversely affect our results of operations, financial condition, cash flows, and liquidity.

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

MEADOWBROOK INSURANCE GROUP, INC.

If our businesses do not perform well, we may be required to recognize an impairment of our goodwill, which could have a material adverse effect on our results of operations and financial condition.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We evaluate existing goodwill for impairment on an annual basis as of October 1st, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment is performed at the reporting unit level. To test goodwill for impairment, we are required to estimate the fair value of each reporting unit. Since quoted market prices in an active market are not available for our reporting units, other valuation techniques are used. We have developed a model to estimate the fair value of our reporting units utilizing a discounted cash flow valuation technique (“DCF model”). A DCF model is selected to be comparable to what would be used by market participants to estimate fair value. The impairment test incorporates estimates of future cash flows; allocations of certain assets, liabilities and cash flows among reporting units; future growth rates; terminal value amounts; and the applicable weighted-average cost of capital used to discount those estimated cash flows. These estimates are based on our judgment. If it is determined that the goodwill has been impaired, we would be required to write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such impairments could have a material adverse effect on our results of operations or financial position.

Acquisitions and integration of acquired businesses may result in operating difficulties, which may prevent us from achieving the expected benefits.

At times, we may investigate and pursue acquisition opportunities if we believe such opportunities are consistent with our long-term objectives and that the expected benefits exceed the risks. Achieving such benefits is subject to a number of uncertainties, including whether the combined businesses are integrated in an efficient and effective manner, as well as general competitive factors in the marketplace. We conduct due diligence, however, the process of integrating an acquired company or business can potentially be complex and costly. Sometimes we can be confronted with unexpected issues that may present significant risks, which could materially impact our business, financial condition, results of operations, and cash flows. In addition, we could potentially pay more for an acquisition than its actual worth, which could materially impact our financial condition, results of operations, and cash flows.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

Although the United States federal government does not directly regulate the insurance business, changes in federal legislation, regulation, and / or administrative policies in several areas, including changes in financial services regulation (e.g.; the repeal of the McCarran-Ferguson Act) and federal taxation, can significantly harm the insurance industry.

Litigation may have an adverse effect on our business

We are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy at issue, errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, we have established provisions against these items, which are believed to be adequate in light of current information and legal advice. With the assistance of outside counsel, we adjust such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, we do not expect the outcome of the claims, lawsuits and proceedings to which we are subject to, either individually, or in the aggregate, will have a material adverse effect on our financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

Our reliance on producers subjects us to their credit risk.

With respect to our agency billed premiums generated by our Insurance Company Subsidiaries, producers collect premiums from the policyholders and forward them to us. In certain jurisdictions, when the insured pays premium for these policies to producers for payment, the premium might be considered to have been paid under applicable insurance laws and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premium from the producer. Consequently, we assume a degree of credit risk associated with producers. Although producers’ failures to remit premiums to us have not caused a material adverse impact on us to date, there may be instances where producers collect premium but do not remit it to us and we may be required under applicable law to provide the coverage set forth in the policy despite the actual lack of collection of the premium by us. Current economic conditions arising since 2008 have increased the risk of agent insolvency. Because the possibility of these events is dependent in large part upon the financial condition and internal operations of our producers, we may not be able to quantify any potential exposure presented by the risk. If we are unable to collect premium from our producers in the future, our financial condition and results of operations could be materially and adversely affected.

Provisions of the Michigan Business Corporation Act, our articles of incorporation and other corporate governing documents and the insurance laws of Michigan and Missouri may discourage takeover attempts.

The Michigan Business Corporation Act contains “anti-takeover” provisions. Chapter 7A (the “Fair Price Act”) of the Business Corporation Act applies to us and may have an anti-takeover effect and may delay, defer

MEADOWBROOK INSURANCE GROUP, INC.

or prevent a tender offer or takeover attempt that a shareholder might consider in their best interest, including those attempts that might result in shareholders receiving a premium over market price for their shares.

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

Our articles of incorporation allow our Board of Directors to issue one or more classes or series of preferred stock with voting rights, preferences and other privileges as the Board of Directors may determine. The possible issuance of preferred shares could adversely affect the holders of our common stock and could prevent, delay, or defer a change of control.

We are also subject to the laws of Michigan, Ohio, Texas, Washington D.C., and Missouri, which govern insurance holding companies. Under these laws, a person generally must obtain the applicable Insurance Department’s approval to acquire, directly or indirectly, five to ten percent or more of the outstanding voting securities of our Insurance Company Subsidiaries. An Insurance Department’s determination of whether to approve an acquisition would be based on a variety of factors, including an evaluation of the acquirer’s financial stability, the competence of its management, and whether competition in that state would be reduced. These laws may prevent, delay or defer a change of control of us or our Insurance Company Subsidiaries.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

The success of our business is dependent on our ability to retain and motivate our senior management and key management personnel and their efforts. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We have existing employment or severance agreements with Robert S. Cubbin, Christopher J. Timm, Karen M. Spaun, Michael G. Costello, and other senior executives. We maintain a “key person” life insurance policy on Robert S. Cubbin, our President and CEO. The loss of any of these officers or other key personnel could cause our ability to implement our business strategies to be delayed or hindered.

Our future success also will depend on our ability to attract, train, motivate and retain other highly skilled technical, managerial, marketing, and customer service personnel. Competition for these employees is strong and we may not be able to successfully attract, integrate or retain sufficiently qualified personnel. In addition, our future success depends on our ability to attract, retain and motivate our agents and other producers. Our failure to attract and retain the necessary personnel and producers could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Although we have paid cash dividends in the past, we may not pay cash dividends in the future.

The declaration and payment of dividends is subject to the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash flows, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our Insurance Company Subsidiaries and other factors deemed relevant by our Board of Directors. There is no requirement that we must, and we cannot assure you that we will, declare and pay any dividends in the future. Our Board of Directors may determine to retain such capital for general corporate or other purposes.

We rely on our information technology and telecommunications systems to conduct our business.

Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, to underwrite and process our business, make claim payments, provide customer service, provide policy administration services, such as endorsements, cancellations and premium collections, comply with insurance regulatory requirements and perform actuarial and other analytical functions necessary for pricing and product development. Our operations are dependent upon our ability to timely and efficiently process our business and protect our information and telecommunications systems from physical loss, telecommunications failure or other similar catastrophic events, as well as from security breaches. While we have implemented business contingency plans and other reasonable and appropriate internal controls to protect our systems from

MEADOWBROOK INSURANCE GROUP, INC.

interruption, loss or security breaches, a sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Likewise, a security breach of our computer systems could also interrupt or damage our operations or harm our reputation in the event confidential customer information is disclosed to third parties. In addition, the cost to remedy a severe security breach could also be substantial. These circumstances could have a material adverse effect upon our financial condition, results of operations, cash flows, or reputation.

Managing technology initiatives and obtaining the efficiencies anticipated with technology implementation may present significant challenges.

While technological enhancements and initiatives can streamline several business processes and ultimately reduce the costs of operations, these initiatives can present short-term costs and implementation risks. Projections of associated costs, implementation timelines, and the benefits of those results may be inaccurate and such inaccuracies could increase over time. In addition, there are risks associated with not achieving the anticipated efficiencies from technology implementation that could impact our financial condition, results of operations, and cash flows.

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

The unaffiliated third party had until July 2007 to pay the principal balance, however we negotiated an extension through May 1, 2009. Subsequent to the expiration of the extension, it has been determined the unaffiliated third party does not intend to pay the remaining principal balance. Therefore, we intend to foreclose on the property in 2010.

With the ProCentury merger, we assumed the lease of their corporate headquarters, an approximately 44,000 square foot office building located in Westerville, Ohio. The lease agreement for this building has an initial term of ten years, which expires in 2013.

We are also a party to various leases, including other leases acquired from ProCentury, for other locations in which we have offices. We do not consider any of these leases to be material.

ITEM 3.	LEGAL PROCEEDINGS

We are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy at issue, errors

MEADOWBROOK INSURANCE GROUP, INC.

and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, we have established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable, an accrual for the costs to resolve these claims is recorded in our consolidated financial statements. Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income. With the assistance of outside counsel, we adjust such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, we do not expect the outcome of the claims, lawsuits and proceedings to which we are subject to, either individually, or in the aggregate, will have a material adverse effect on our financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

ITEM 4.	RESERVED

MEADOWBROOK INSURANCE GROUP, INC.

PART II

ITEM 5.	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Shareholder Information
Corporate Headquarters
26255 American Drive
Southfield, MI 48034-6112
Phone: (248) 358-1100

Independent Registered
Public Accounting Firm
Ernst & Young LLP
Detroit, MI

Corporate Counsel
Howard & Howard Attorneys PLLC.
Royal Oak, MI	Transfer Agent & Registrar BNY Mellon Shareowner Services P.O. Box 358015 Pittsburgh, PA 15252-8015 Stock Listing New York Stock Exchange Symbol: MIG	Annual Meeting The Annual Meeting of Shareholders will be held at: 2:00 p.m. May 18, 2010 Corporate Headquarters 26255 American Drive Southfield, MI

Shareholder Relations and Form 10-K

A copy of our 2009 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters, or contact:

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
1-800- 442-8134

Or visit their website at www.bnymellon.com/shareowner/isd

Share Price and Dividend Information

Our common stock is traded on the New York Stock Exchange under the symbol “MIG.” The following table sets forth the high and low closing sale prices of our common shares as reported by the NYSE and our quarterly dividends declared for each period shown:

December 31, 2009	High	Low	Dividends

First Quarter	$7.01	$5.08	$0.02
Second Quarter	7.64	5.70	0.02
Third Quarter	8.21	6.27	0.03
Fourth Quarter	7.75	6.53	0.03

MEADOWBROOK INSURANCE GROUP, INC.

December 31, 2008	High	Low	Dividends

First Quarter	$9.95	$7.16	$0.02
Second Quarter	8.60	5.20	0.02
Third Quarter	8.25	5.20	0.02
Fourth Quarter	7.59	3.97	0.02

For additional information regarding dividend restrictions, refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis.

When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations strategic plans, industry conditions, our overall financial condition and other relevant factors. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our subsidiaries. In 2009 and 2008, the Insurance Company Subsidiaries paid dividends to our holding company of $39.5 million and $46.2 million, respectively.

Shareholders of Record

As of March 10, 2010, there were approximately 264 shareholders of record of our common stock. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.

Purchase of Equity Securities by the Issuer

In July 2008, our Board of Directors authorized management to purchase up to 3.0 million shares of our common stock in market transactions for a period not to exceed twenty-four months. Recently, on February 12, 2010, our Board of Directors authorized us to purchase up to 5.0 million shares of our common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaced the existing share repurchase plan authorized in July 2008.

The following table presents information with respect to repurchases of our common stock made during the quarterly period ended December 31, 2009:

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total	Price	as Part of Publicly	Yet Be Repurchased
	Number of	Paid per	Announced Plans or	Under the Plans or
Period	Shares	Share	Programs	Programs

October 1 — October 31, 2009	—	$—	—	1,900,000
November 1 — November 30, 2009	533,008	$6.92	—	1,366,992
December 1 — December 31, 2009	1,094,894	$7.16		272,098

Total	1,627,902	$7.08	—

MEADOWBROOK INSURANCE GROUP, INC.

Performance Graph

The following graph sets forth, for the five year period ended December 31, 2009, the cumulative total stockholder return for the Company’s common stock, the Russell 2000 Index, and a Peer Group index. The graph assumes the investment of $100 on December 31, 2004 in Common Stock of the Company, the Russell 2000 Index, and a Peer Group index. The stock price performance represented on the following graph is not necessarily indicative of future stock price performance.

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

Comparison of Five Year Cumulative Total Return

	Period Ending

Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Meadowbrook Insurance Group, Inc.	100.00	117.03	198.20	188.58	130.74	152.33

Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58

SNL Insurance $1B-$2.5B	100.00	115.46	144.94	140.54	115.72	126.38

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share and ratio data)

Income Statement Data:
Gross written premiums	$688,687	$457,683	$346,451	$330,872	$332,209
Net written premiums	580,018	375,194	280,211	262,668	258,134
Net earned premiums	539,602	369,721	268,197	254,920	249,959
Net commissions and fees	37,881	42,904	45,988	41,172	35,916
Net investment income	50,366	36,624	26,400	22,075	17,975
Net realized (losses) gains	(225)	(11,422)	150	69	167
Total revenue	627,624	437,827	340,735	318,236	304,017
Net losses and LAE	307,087	212,885	150,969	146,293	151,542
Policy acquisition and other underwriting expenses	110,715	69,294	53,717	50,479	44,439
Other administrative expenses	39,413	35,000	32,269	28,824	26,810
Salaries and employee benefits	80,923	62,862	56,433	54,569	51,331
Amortization expense	5,781	6,310	1,930	590	373
Interest expense	10,596	7,681	6,030	5,976	3,856
Income before income taxes and equity earnings	73,109	43,795	39,387	31,505	25,666
Equity earnings of affiliates, net of tax	874	—	—	—	—
Equity earnings of unconsolidated subsidiaries, net of tax	(12)	269	331	128	1
Net income	52,650	27,397	27,992	22,034	17,910
Earnings per share — Diluted	$0.92	$0.61	$0.85	$0.75	$0.60
Balance Sheet Data:
Total investments and cash and cash equivalents	$1,203,215	$1,085,648	$651,601	$527,600	$460,233
Total assets	1,989,816	1,813,916	1,113,966	969,000	901,344
Loss and LAE reserves	949,177	885,697	540,002	501,077	458,677
Debt	49,875	60,250	—	7,000	7,000
Debentures	80,930	80,930	55,930	55,930	55,930
Shareholders’ equity	502,881	438,170	301,894	201,693	177,365
Book value per share	$9.06	$7.64	$8.16	$6.93	$6.19
Other Data:
GAAP ratios (insurance companies only):
Net loss and LAE ratio(1)	60.7%	62.0%	61.2%	62.3%	65.2%
Expense ratio(1)	31.9%	31.3%	34.2%	34.5%	33.5%
Combined ratio	92.6%	93.3%	95.4%	96.8%	98.7%
Accident year combined ratio(2)	97.9%	97.8%	98.0%	97.9%	96.8%
Total (favorable) adverse development on prior years	$(28,670)	$(16,772)	$(7,091)	$(2,719)	$4,884

MEADOWBROOK INSURANCE GROUP, INC.

(1)	Both the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio are calculated based upon unconsolidated insurance company operations. The following table details these ratios and includes the intercompany fees, which are eliminated upon consolidation.

(2)	The accident year combined ratio is the sum of the expense ratio and accident year loss ratio. The accident year loss ratio measures loss and LAE occuring in a particular year, regardless of when they are reported and does not take into consideration changes in estimates in loss reserves from prior accident years.

Unconsolidated GAAP data — Ratio Calculation Table:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005

Net earned premiums	$539,602	$369,721	$268,197	$254,920	$249,959

Consolidated net losses and LAE	$307,087	$212,885	$150,969	$146,293	$151,542
Intercompany claim fees	20,339	16,296	13,058	12,553	11,523

Unconsolidated net losses and LAE	$327,426	$229,181	$164,027	$158,846	$163,065

GAAP net loss and LAE ratio	60.7%	62.0%	61.2%	62.3%	65.2%
Consolidated policy acquisition and other underwriting expenses	$110,715	$69,349	$53,717	$50,479	$44,439
Intercompany administrative and other underwriting fees	61,422	46,371	37,890	37,442	39,231

Unconsolidated policy acquisition and other underwriting expenses	$172,137	$115,720	$91,607	$87,921	$83,670

As previously indicated, the Merger with ProCentury was completed following the close of business on July, 31, 2008. Therefore, the above table includes only five months of financial results for ProCentury for the year ended December 31, 2008 and twelve months of financial results for the year ended December 31, 2009.

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

Business Overview

We are a publicly traded specialty insurance underwriter and insurance administration services company. We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis through a broad and diverse network of independent retail, wholesale program administrators and general agents, who value service, specialized knowledge, and focused expertise. We primarily focus on niche or specialty products and program business and risk management solutions for agents, professional and trade associations, pools, trusts, and small to medium-sized insureds. These solutions include specialty program underwriting; excess and surplus lines insurance products; alternative risk transfer solutions; agency operations; and insurance administration services. Program business refers to an aggregation of individually underwritten risks that have some unique characteristic and are distributed through a select group of general agencies, retail agencies and program administrators. We define our business segments as specialty insurance operations and agency operations.

Our insurance programs are diversified geographically, by class and line of business, type of insured and distribution. Within the workers’ compensation line of business, we have a regional focus in California and New England. Within the commercial auto and commercial multiple peril line of business, we have a regional focus in the Southeast and California. Within the general liability line of business we have a focus in Texas. Our fee-for-service business is managed on a regional basis with an emphasis in the Midwest, New England, and southeastern regions of the United States. Our corporate strategy emphasizes a regional focus and diverse sources of revenue between underwritten premiums, service fee revenue, and commissions. This allows us to leverage fixed costs over a larger revenue base and take advantage of new opportunities.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

ProCentury is a specialty insurance company, which primarily underwrites general liability, commercial property, environmental, garage, commercial multi-peril, commercial auto, surety, and marine insurance primarily in the excess and surplus lines, or “non-admitted,” market through a select group of general agents. The excess and surplus lines market provides insurance coverage for customers with hard-to-place risks that standard or admitted insurers typically choose not to insure.

Five months of earnings of ProCentury are included in our financial statements as of and for the year ended December 31, 2008. Twelve months of earnings are included as of and for the year ended December 31, 2009.

Since the completion of the Merger, we have been executing on numerous revenue enhancement opportunities and leveraging the infrastructure as summarized below:

•	Revenue enhancement opportunities:

—	launching a new wholesale relationship in the Midwest;

—	offering a surplus lines market need for an existing workers’ compensation partner in New England; and

—	utilization of existing program capabilities for Century general agents.

•	Leveraging shared infrastructure and increased size;

—	developing Centers of Expertise for claims management:

—	increased size and diversity benefit costs of reinsurance;

—	enhanced marketing capabilities through joint business development functions; and

—	geographic expansion of Century offerings through existing admitted markets.

•	Executing on opportunities to leverage other niche capabilities:

—	combined capabilities allow us to receive and evaluate more opportunities; and

—	independently, neither company would have been able to meet the comprehensive risk management solutions that some opportunities require.

Specialty Insurance Operations

Our specialty insurance operations segment, which includes insurance company specialty programs and fee-for-service specialty or managed programs, focuses on specialty or niche insurance business. Our specialty insurance operations provide services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, excess and surplus lines, environmental, garage, surety, legal, professional liability, errors and omissions, inland marine, and other lines of business, where we see a market need and a profit potential. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of our agents. We recognize revenue related to the services and coverages the

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

specialty insurance operations provides within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains (losses).

We included the results of operations related to ProCentury within the specialty insurance operations. Therefore, specialty insurance operations include five months of results for ProCentury for the year ended December 31, 2008 and twelve months of results for the year ended December 31, 2009.

In addition, our subsidiary, Star, purchased a 28.5% ownership interest in an insurance holding limited liability company. This ownership interest is significant, but is less than a majority ownership and, therefore, is accounted for under the equity method of accounting. Star, therefore, will recognize 28.5% of the profits and losses as a result of this equity interest ownership. For segment reporting purposes, the equity earnings related to this investment is shown gross of tax. Equity earnings of affiliates, relates to our proportionate share of this investment, which we consider to be consistent with our specialty insurance operations and, therefore, we have included the respective equity earnings within the specialty insurance operations segment.

With a fee-for-service or managed program, we earn revenue by providing certain operational and administrative functions and other services to a client’s risk-bearing entity, but generally do not share in the operating results of the program. The fees we receive from these programs are generally either a fixed amount or based on a percentage of premium serviced or claim count.

Based upon the particular risk management goals of our clients, market conditions and our assessment of the opportunity for operating profit, our specialty insurance operations offer solutions on a fully-insured basis, a risk-sharing basis, or a managed basis, in response to a specific market opportunity. In a managed program, we earn service fee revenue by providing certain operational functions and other services to a client’s risk-bearing entity, but generally do not share in the operating results. In a risk-sharing program, we share the operating results with the client through a reinsurance agreement with an insurance company, captive, or rent-a-captive. In a profit-sharing structure, we pay an agent a commission that is adjusted based on the operating results of the program. These structures, other than the profit-sharing commission structure, are licensed insurance or reinsurance companies and are accounted for in accordance with accounting guidance as it relates to reinsurance and insurance products. In risk-sharing programs, we derive revenue from net earned premiums, fee-for-service revenue and commissions, and investment income. In addition, we may benefit from the fees our risk management subsidiary earns for services we perform on behalf of our Insurance Company Subsidiaries. These fees are eliminated upon consolidation. However, the fees associated with the captive’s portion of the program are reimbursed through a ceding commission. For a fully-insured program, we provide insurance products without a risk-bearing mechanism and derive revenue from net earned premiums and investment income. For further descriptions of our insurance programs and products refer to the Business section.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

In recent years, we have derived our revenue from the following sources (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Revenues
Net earned premiums	$539,602	$369,721	$268,197
Management fees	18,901	21,168	23,963
Claims fees	7,428	8,879	9,025
Loss control fees	1,975	2,069	2,151
Reinsurance placement	931	728	929
Investment income	49,910	35,888	25,487
Net realized (losses) gains	(225)	(11,422)	150

Specialty insurance operations	618,522	427,031	329,902
Agency operations	9,561	11,064	11,316
Holding Company interest income earned	456	736	913
Intersegment revenue	(915)	(1,004)	(1,396)

Consolidated revenue	$627,624	$437,827	$340,735

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

We establish a liability for losses and LAE, which represents case based estimates of reported unpaid losses and LAE and actuarial estimates of incurred but not reported losses (“IBNR”) and LAE. Such liabilities, by necessity, are based upon estimates and, while we believe the amount of our reserves is adequate, the ultimate liability may be greater or less than the estimate. As of December 31, 2009 and 2008, we have accrued $949.2 million and $885.7 million of gross loss and LAE reserves, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Components of Losses and Loss Adjustment Expense

The following table sets forth our gross and net reserves for losses and LAE based upon an underlying source of data, at December 31, 2009 (in thousands):

	Case	IBNR	Total

Direct	$263,064	$570,095	$833,159
Assumed-Directly Managed(1)	39,474	46,909	86,383
Assumed-Residual Markets(2)	9,401	12,505	21,906
Assumed-Retroceded	958	387	1,345
Assumed-Other	4,528	1,856	6,384

Gross	317,425	631,752	949,177
Less Ceded	84,534	182,267	266,801

Net	$232,891	$449,485	$682,376

(1)	Directly managed represents business managed and processed by our underwriting, claims, and loss control departments, utilizing our internal systems and related controls.

(2)	Residual markets represent mandatory pooled workers’ compensation business allocated to individual insurance company writers based on the insurer’s market share in a given state.

The reserves referenced in the above table related to our direct and assumed business, which we directly manage and are established through transactions processed through our internal systems and related controls. Accordingly, the case reserves are established on a current basis, therefore there is no delay or lag in reporting of losses from a ceding company, and IBNR is determined utilizing various actuarial methods based upon historical data. Ultimate reserve estimates related to assumed business from residual markets are provided by individual states on a two quarter lag between the date of the evaluation and the receipt of the estimate from the National Council on Compensation Insurance (“NCCI”), and include an estimated reserve based upon actuarial methods for this lag. Assumed business, that is subsequently 100% retroceded to participating reinsurers, relates to business previously discontinued and now is in run-off. Relative to assumed business from other sources, we receive case and paid loss data within a forty-five day reporting period and develop our estimates for IBNR based on both current and historical data.

The completeness and accuracy of data received from cedants on assumed business that we do not manage directly is verified through monthly reconciliations to detailed statements, inception to date rollforwards of claim data, actuarial estimates of historical trends, field audits, and a series of management oversight reports on a program basis.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

The following table sets forth our net case and IBNR reserves for losses and LAE by line of business at December 31, 2009 (in thousands):

	Net Case	Net IBNR	Total

Workers’ Compensation	$80,001	$105,728	$185,729
Residual Markets	9,401	12,506	21,907
Commercial Multiple Peril/General Liability	84,710	248,978	333,688
Commercial Automobile	42,618	62,850	105,468
Other	16,161	19,423	35,584

Total	$232,891	$449,485	$682,376

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

In developing claim and claim adjustment expense reserve estimates, we perform a complete and detailed reserve analyses each quarter. To perform this analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it may be a particular geographical area within a line of business such as Nevada workers’ compensation. The reserves within a reserve category level are characterized as either short tail or long tail. About 96% of our reserves can be characterized as coming from long tail lines of business. For long tail business, several years may lapse between the time the business is written and the time when all claims are settled. Our long-tail exposures include workers’ compensation, commercial automobile liability, general liability, professional liability, products liability, excess, and umbrella. Short-tail exposures include property, commercial automobile physical damage, a portion of ocean marine, and inland marine. The analyses generally review losses both gross and net of reinsurance.

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

Claims for short-tail lines of business settle more quickly than long-tail lines of business, and in general, loss development factors for short-tail lines are smaller than long-tail lines. For long-tail lines, we tend to rely on initial expected loss methods throughout the current accident year then move to development factor based methods for older accident years. Development methods on short-tail lines are generally reliable in the third and fourth quarter of the initial accident year and recorded loss ratios reflect a blend of the development and forecast methods. Short-tail lines represent 4% of our total reserves at December 31, 2009.

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

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. In particular, the development factor based methods all have as a key assumption that the development of losses in the future will follow a pattern similar to those measured by past experience and as adjusted either explicitly or by actuarial judgment. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple and varied factors. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2009 and 2008.

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

One implicit assumption underlying development patterns is that the claims inflation trends will continue into the future similar to their past patterns. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, our actuarial department derives expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2009 loss and settlement expense reserves to generate estimated annual incremental loss and

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. General inflation trends have been fairly stable over the past several years but there have been fluctuations of one to two percent over the past ten years and therefore we used a one percent annual inflation variance factor. The effect differed by line of business but overall was a three percent change in reserve adequacy or approximately $13.4 million effect on after tax net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

An explicit assumption used in the analysis is the set of initial expected loss ratios (“IELRs”) used in the current accident year reserve projections and in some of the prior accident year ultimate loss indications. To estimate the sensitivity of the estimated ultimate loss to a change in IELRs, the actuarial department recasted the loss reserve indications using a set of IELRs all one percent higher than the final IELRs. The overall impact of a one percent change in IELRs would be a corresponding one percent change in reserve adequacy or a $4.6 million effect on after tax net income. Often the loss ratios by line of business will vary from the IELR in different directions causing them to partially offset each other. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

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

Historic development as shown within the “Analysis of Loss and Loss Adjustment Expense Development” table has been six percent or less in the last five years but was ten to seventeen percent in the years prior to the underwriting and reserving shift in 2002. At that time, we concentrated our efforts on eliminating underwriting relationships where we had substantial liabilities above an aggregate exposure retained by risk sharing associations and captives. For a large share of our business, we also accelerated the pace at which we brought the claim administration to our employees and away from outside third party administrators. This change enabled us to more rapidly recognize trends and underlying loss patterns, and establish more accurate reserves in a timely manner.

Our range of loss and LAE reserves table shows that presently we estimate them as going from favorable development of 9.1% to unfavorable of 6.1%. The range was evaluated based on the ultimate loss estimates from the actuarial methods described above.

Pre-tax Impact on Earnings from a Variance in Future Loss Payments and Case Reserves as of December 31, 2009
(in thousands)
Line of Business	Minimum Reserve Range		Maximum Reserve Range

Workers’ Compensation (including Residual Markets)	$(12,888)	(6.2)%	$7,965	3.8%
Commercial Multiple Peril/General Liability	(39,955)	(12.0)%	26,691	8.0%
Commercial Automobile	(6,758)	(6.4)%	5,226	5.0%
Other	(2,543)	(7.1)%	1,912	5.4%

Total	$(62,143)	(9.1)%	$41,795	6.1%

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

The sensitivity around our workers’ compensation reserves primarily reflects the size and the maturity of the underlying book of business. Our workers’ compensation reserves represent 30% of our total reserves at December 31, 2009.

The sensitivity around our commercial multiple peril / general liability reserves primarily reflects the longer duration of reserves relating to our liability excess program, which started in 2003, and construction defect exposure, which together represent approximately 29% of the $333.7 million reserves in this line of business as of December 31, 2009. These lines of business are subject to greater uncertainty than the remainder of our book of business.

The sensitivity around our commercial automobile reserves primarily reflects the speed of reporting of the underlying losses, as well as the maturity of the case law surrounding automobile liability.

The sensitivity around the other lines of business primarily reflects the size of the underlying book of business. Our other reserves represent 5% of total reserves at December 31, 2009. A large portion of these reserves represent professional liability programs which tend to be claims-made and reinsured at lower limits, therefore reducing the volatility that is inherent in a smaller book of business. Another large portion represents property claims, which have a shorter reporting and payout pattern than liability and workers’ compensation claims.

All of our reserves are sensitive to changes in the underlying claim payment and case reserving practices, as well as the other sources of variations mentioned above.

Reinsurance Recoverables

Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR losses and LAE. Such recoverables, by necessity, are based upon estimates. Reinsurance does not legally discharge us from our legal liability to our insureds, but it does make the assuming reinsurer liable to us to the extent of the reinsurance ceded. Instead of being netted against the appropriate liabilities, ceded unearned premiums and reinsurance recoverables on paid and unpaid losses and LAE are reported separately as assets in our consolidated balance sheets. Reinsurance recoverable balances are also subject to credit risk associated with the particular reinsurer. In our selection of reinsurers, we continually evaluate their financial stability. While we believe our reinsurance recoverables are collectible, the ultimate recoverable may be greater or less than the amount accrued. At December 31, 2009 and 2008, reinsurance recoverables on paid and unpaid losses were $274.5 million and $268.7 million, respectively.

In our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, or on the portion of risk either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs. We collateralize balances due from our risk-sharing partners through funds withheld trusts or stand-by letters of credit issued by highly rated banks. We have historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which may be in dispute. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. At December 31, 2009, we believe this allowance is adequate. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk-sharing partners. No assurance can be given, however, regarding the future ability of our risk-sharing partners to meet their obligations.

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

Available for sale securities are reviewed for declines in fair value that are determined to be other-than-temporary. For a debt security, if we intend to sell a security and it is more likely than not we will be required to sell a debt security before recovery of our amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an OTTI impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss in the Consolidated Statements of Income. If we do not intend to sell a debt security and it is not more likely than not we will be required to sell a debt security before recovery of our amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss in the Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded in Other Comprehensive Income as an unrealized non-credit OTTI in the Consolidated Statements of Comprehensive Income.

When assessing our intent to sell a debt security and if it is more likely than not we will be required to sell a debt security before recovery of our cost basis, facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing, are evaluated. In order to determine the amount of the credit loss for a debt security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows expected to be recovered. The discount rate is the effective interest rate implicit in the underlying debt security upon issuance. The effective interest rate is the original yield or the coupon if the debt security was previously impaired. If an OTTI exists and there is not sufficient cash flows or other information to determine a recovery value of the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss in the Consolidated Statements of Income.

To determine the recovery period of a debt security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to the following:

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding charge to realized loss within the Consolidated Statements of Income. When assessing our ability and intent to hold the equity security to recovery, we consider, among other things, the severity and duration of the decline in fair value of the equity security, as well as the cause of decline, a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

Revenue Recognition

We account for our reinsurance and insurance products in accordance with Accounting Standards Codification (“ASC”) 944 — Financial Services — Insurance.

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

We review, on an ongoing basis, the collectibility of our receivables and establish an allowance for estimated uncollectible accounts. As of December 31, 2009 and 2008, the allowance for uncollectibles on receivables was $3.4 million and $2.9 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Equity Earnings of Affiliates

Equity earnings represent investments in affiliates in which we do not exercise control and have a 20% or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. We have an equity interest in one affiliate, and the equity earnings of this interest were recorded in net income. Equity earnings, net of tax, for 2009 were $874,000. We had no equity earnings related to this affiliate for 2008 and 2007. We did not receive any dividends from this affiliate in 2009.

Additionally, we are recording the equity earnings in this affiliate based on a month lag due to timing differences in respect to the availability of information, as permissible under FASB ASC 323-10-35-6, “Investments — Equity Method and Joint Ventures — Subsequent Measurement.”

Legal Contingencies

We are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy at issue, errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, we have established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable; an accrual is provided for the costs to resolve these claims in our consolidated accompanying financial statements. Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income. We, with the assistance of outside counsel, adjust such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, we do not expect the outcome of the claims, lawsuits and proceedings to which we are subject to, either individually, or in the aggregate, will have a material adverse effect on our financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

Goodwill

We evaluate existing goodwill for impairment on an annual basis as of October 1st, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment is performed at the reporting unit level. To test goodwill for impairment, we are required to estimate the fair value of each reporting unit. Since quoted market prices in an active market are not available for our reporting units, other valuation techniques are used. We have developed a model to estimate the fair value of our reporting units utilizing a discounted cash flow valuation technique (“DCF model”). A DCF model is selected to be comparable to what would be used by market participants to estimate fair value. The impairment test incorporates estimates of future cash flows; allocations of certain assets, liabilities and cash flows among reporting units; future growth rates; terminal value amounts; and the applicable weighted-average cost of capital used to discount those estimated cash flows. These estimates are based on management’s judgment. The estimates and projections used in the estimate of fair value are consistent with our forecast and long-range plans.

In accordance with accounting guidance, we concluded our reporting units to be agency operations and specialty insurance operations. The nature of the business and economic characteristics of all agency operations and all specialty insurance operations are similar based upon, but not limited to, the following; (1) management alignment within each reporting unit, (2) our Insurance Company Subsidiaries operate under a

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

reinsurance pooling arrangement, and (3) our ability to leverage our expertise and fixed costs within each reporting unit.

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts. We reduce these costs for premium deficiencies. There were no premium deficiencies for the years ended December 31, 2009, 2008 and 2007.

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

Results of Operations

Executive Overview

Our results for the full year 2009 include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines, as well as a focus on current accident year price adequacy, and the benefits derived from leveraging our fixed costs. Our generally accepted accounting principles (“GAAP”) combined ratio improved 0.7 percentage points to 92.6% for the year ended December 31, 2009, from 93.3% in 2008. Net operating income, excluding amortization, increased 31.4% to $59.3 million, compared to $45.1 million in 2008.

Our 2009 year to date results included a pre-tax loss of $3.5 million related to impairment charges on our investment portfolio. This is down from a pre-tax loss of $11.7 million in 2008, which were also related to impairment charges. In September 2008, at the height of the economy’s financial crisis, we experienced losses primarily in preferred stock investments in Fannie Mae, Freddie Mac, Lehman Brothers, and GMAC. Our exposure to unrealized losses and other than temporarily impaired securities decreased during 2009, as the financial markets began to stabilize and improve. The 2009 impairments primarily consisted of asset-backed securities with rising default rates, declining prepayment speeds, and increasing loss severity of collateral value. In addition, this impairment charge also included a few corporate securities where the issuer experienced deteriorating business conditions and results, which put pressure on its valuation and, to a lesser extent, further deterioration in preferred stock securities.

Offsetting the impairment charges in 2009, were pre-tax realized gains of $3.6 million that we recognized in the fourth quarter of 2009 from the sale of certain securities which were sold for tax planning purposes.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Our investment portfolio as of December 31, 2009, includes pre-tax net unrealized gains of $44.5 million, or a $0.80 book value per share, compared to pre-tax net unrealized gains of $3.8 million in 2008, or a $0.07 book value per share. After-tax net unrealized gains were $28.9 million, or a $0.52 book value per share, compared to after-tax net unrealized gains of $2.5 million, or a $0.04 book value per share in 2008. Our conservative investment philosophy, which focuses on a high quality, short duration investments with both diversifications in specific securities, as well as investment sectors, has minimized our asset risk in relation to our GAAP equity.

Gross written premium increased $231.0 million, or 50.5%, to $688.7 million, compared to $457.7 million in 2008. Included in this increase was $139.7 million in gross written premiums related to our Century Surety Company (“Century”) operations. In addition, this increase includes $92.2 million in gross written premiums related to our new relationship with a program agent who specializes in non-contractors workers’ compensation in the Midwest, California, and other western states, as well as new programs which include a general agent that focuses on the food services industry and a general agent who focuses on heterogeneous workers’ compensation in the Southeast region of the United States. The increase is also a result of growth in new business from programs implemented in 2008 and 2009. We anticipate further growth during 2010 as the annualized premiums of these programs continue to be realized. In addition, we continue to experience selective growth within existing programs consistent with our corporate underwriting guidelines and our controls over price adequacy. While the level of rate decreases has slowed, we have seen a continued competitive market. Along with the recession, there has been downward pressure on revenue growth, but a decrease in frequency of losses has helped to support underwriting profitability.

With 2009 as our first full year of operations after the merger with ProCentury, we continue to see opportunities emerge as we use our admitted market capabilities to expand our footprint with Century’s wholesale agents in areas including marine, garage, and workers’ compensation, and as we roll out surplus lines products through an existing agent in markets not previously serviced by ProCentury, and as we continue to leverage costs by creating economies of scale for purchasing reinsurance and managing the “back office” operations. By utilizing the capabilities of our combined company, we have also begun underwriting environmental related risks. Century’s environmental expertise has now been combined with the existing workers’ compensation and automobile liability platform to provide an integrated program for environmental risks. The standard surety operation for Century is now being marketed as Star Surety to take advantage of the higher treasury listing and broader licensing and filing capabilities of Star. The combined platform has expanded agent relationships and rounded out agency relationship needs, which should grow both our programs and products.

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an insurance holding limited liability company for $14.8 million in cash. This ownership interest is significant, but is less than a majority ownership and, therefore, is accounted for under the equity method of accounting. Star, therefore, will recognize 28.5% of the profits and losses as a result of this equity interest ownership.

On June 24, 2009, we announced the affirmation of A.M. Best Company’s financial strength rating of “A−” (Excellent) for our Insurance Company Subsidiaries.

2009 compared to 2008:

Net income for the year ended December 31, 2009, increased 92.2%, or $25.3 million to $52.7 million, or $0.92 per dilutive share, compared to net income of $27.4 million, or $0.61 per dilutive share, for the comparable period of 2008. Net operating income, a non-GAAP measure, increased $14.7 million, or 37.9%, to $53.5 million, or $0.93 per dilutive share, compared to net operating income of $38.8 million, or $0.86 per dilutive share for the comparable period in 2008, with lower weighted average shares outstanding. Total diluted weighted average shares outstanding for the year ended December 31, 2009 were 57,413,391,

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

compared to 44,995,712 for the comparable period in 2008. This increase in the weighted average shares is primarily the result of the equity issued in connection with the ProCentury merger.

Net income for the year ended December 31, 2009, included net after-tax realized losses of $865,000, or $0.01 per diluted share, which consisted of other than temporary impairments primarily related to certain asset-backed securities, corporate bonds, and preferred stocks, which were primarily offset by the previously mentioned realized gains recognized in the fourth quarter of 2009 for tax planning purposes. The net after-tax realized losses of $865,000, or $0.01 per diluted share, compares to after-tax realized losses of $11.4 million, or $0.25 per diluted share in 2008. Net investment income increased 37.5% to $50.4 million, primarily related to the increase in invested assets as a result of the ProCentury merger. Overall, we continue to see favorable prior accident year reserve development, as well as selective growth consistent with our corporate underwriting guidelines and our controls over price adequacy. Net income for the year ended December 31, 2008, included after tax catastrophe losses of $5.4 million related to Hurricanes Gustav and Ike. The favorable improvement within net income was slightly offset by lower net commission and fee revenue.

Revenues for the year ended December 31, 2009, increased $189.8 million, or 43.3%, to $627.6 million, from $437.8 million for the comparable period in 2008. This increase reflects a $169.9 million increase in net earned premiums, of which $114.2 million related to our Century operations. Excluding the net earned premiums related to our Century operations, the increase of $55.7 million was primarily the result of overall growth within our existing programs and new business we implemented in 2008 and 2009. Our overall net commission and fees were down 11.7%, or $5.0 million, as further explained below. In addition, the revenues reflect a $13.7 million increase in investment income, which primarily reflects the increase in invested assets as a result of the ProCentury merger, as well as continued positive cash flow from operations.

For the year ended December 31, 2009, we recorded pre-tax and after-tax equity earnings of $1.3 million, or $0.02 per share and $874,000, or $0.015 per share respectively. The equity earnings relate to our share of earnings relating to our 28.5% ownership interest in an insurance holding limited liability company, as described above.

2008 compared to 2007:

Net income for the year ended December 31, 2008, was $27.4 million, or $0.61 per dilutive share, compared to net income of $28.0 million, or $0.85 per dilutive share, for the comparable period of 2007. Net operating income, a non-GAAP measure, increased $10.9 million, or 39.2%, to $38.8 million, or $0.86 per dilutive share, compared to net operating income of $27.9 million, or $0.84 per dilutive share for the comparable period in 2007, with lower weighted average shares outstanding. Total weighted average shares outstanding for the year ended December 31, 2008 were 44,995,712, compared to 33,101,965 for the comparable period in 2007. This increase in the weighted average shares was primarily the result of the equity issued in connection with the ProCentury merger, as well as a full year impact of the shares issued in July 2007 related to our capital raise.

Net income for the year ended December 31, 2008, was negatively impacted by after-tax realized losses of $11.4 million, or $0.25 per diluted share, primarily as a result of the other than temporary impairments in certain preferred stock investments, which primarily related to Freddie Mac, Fannie Mae, and Lehman Brothers investments, but also included several corporate bonds and asset-backed and mortgage-backed securities. In addition, net income for the year included the after-tax impact of catastrophe losses related to Hurricanes Gustav and Ike of $5.4 million, or $0.12 per diluted share. In addition, net income included amortization expense of $6.3 million, compared to $1.9 million in 2007. We experienced improvements in our expense ratio as we continued to benefit from the elimination of the fronting fees associated with our prior use of an unaffiliated insurance carrier’s “A” rated policy forms. Our expense ratio also benefited by our ability to further leverage fixed costs in the management company. In addition, net investment income increased 38.7% to $36.6 million. Somewhat offsetting the positive variables was a substantial increase in amortization expense

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

related to the acquisition of the USSU business in 2007. In addition, amortization expense increased due to the other intangibles acquired in the ProCentury merger.

Revenues increased $97.1 million, or 28.5%, to $437.8 million for the year ended December 31, 2008, from $340.7 million for the comparable period in 2007. This increase reflected a $101.5 million increase in net earned premiums, of which $80.6 million related to ProCentury. Excluding the net earned premiums related to ProCentury, the increase was primarily the result of overall growth within our existing programs and new business we began underwriting in 2007 and 2008. Our overall net commissions and fees were down 6.7%, or $3.1 million. This decrease was primarily the result of a decrease in fees related to our New England-based programs, caused by a decrease in premium volume due to reduced rates in the self-insured markets on which the fees are based, due to mandatory rate reductions and an increase in competition. In addition, this decrease reflected slightly lower agency commission revenue, which resulted from more competitive pricing in certain jurisdictions. In 2008, we converted a portion of the policies produced by USSU to our Insurance Company Subsidiaries. The intercompany management fees associated with that portion of the underwritten policies of the USSU business that we brought in house were $2.2 million for the year ended December 31, 2008. These fees are now eliminated upon consolidation, thereby lowering net commissions and fees, but not impacting overall consolidated results.

In addition, the revenues reflected a $10.2 million increase in investment income, which primarily reflected the increase in invested assets acquired in the ProCentury merger. The remaining increase in investment income was partially the result of overall positive cash flow and the net proceeds received from our equity offering in July 2007. Slightly offsetting the increases was the $11.4 million in realized losses, primarily related to the other than temporary impairments recorded in the last half of 2008, as previously indicated.

Specialty Insurance Operations

The following table sets forth the revenues and results from operations for our specialty insurance operations (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Revenue:
Net earned premiums	$539,602	$369,721	$268,197
Management fees	18,901	21,168	23,963
Claims fees	7,428	8,879	9,025
Loss control fees	1,975	2,069	2,151
Reinsurance placement	931	728	929
Investment income	49,910	35,888	25,487
Net realized (losses) gains	(225)	(11,422)	150

Total revenue	$618,522	$427,031	$329,902

Pre-tax income:
Specialty insurance operations	$97,346	$60,125	$47,898

2009 compared to 2008:

Revenues from specialty insurance operations increased $191.5 million, or 44.8%, to $618.5 million for the year ended December 31, 2009 from $427.0 million for the comparable period in 2008.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Net earned premiums increased $169.9 million, or 45.9%, to $539.6 million for the year ended December 31, 2009, from $369.7 million in the comparable period in 2008. This increase was the result of $114.2 million in net earned premiums related to our Century operations. The remaining increase of $55.7 million was primarily the result of growth within our existing programs and the new business we implemented in 2008 and 2009.

Management fees decreased $2.3 million, or 10.7%, to $18.9 million for the year ended December 31, 2009, from $21.2 million for the comparable period in 2008. This decrease primarily relates to two programs we previously managed where the client is now performing their own policy administration services. This decrease is also due to an overall decrease in fees within our specialty program manager subsidiary, primarily as a result of competitive pricing pressures. In addition, this decrease was the result of a decrease in fees in our New England-based self-insured programs, caused by a decrease in premium volume from continued competition and poor economic conditions.

Claim fees decreased $1.5 million, or 16.3%, to $7.4 million for the year ended December 31, 2009, from $8.9 million for the comparable period in 2008. This decrease primarily relates to a program we previously managed where the client is now performing their own claim administrative services. In addition, this decrease is related to the loss of a specific workers’ compensation program and is also related to lower premium volumes related to self-insured programs, which is the basis for the fee revenue.

Net investment income increased $14.0 million, or 39.1%, to $49.9 million for the year ended December 31, 2009, from $35.9 million for the comparable period in 2008. This increase is primarily the result of $12.7 million in net investment income related to ProCentury. Overall, invested assets increased due to the inclusion of ProCentury’s invested assets from the Merger of approximately $425.1 million at July 31, 2008, coupled with the investing of positive cash flows from operations. Total cash flows from operations as of December 31, 2009 were $127.7 million, compared to $93.9 million in 2008. The positive cash flows from operations were primarily due to favorable underwriting results. The average investment yield for December 31, 2009 was 4.40%, compared to 4.22% in 2008. The current pre-tax book yield was 4.44%. The current after-tax book yield was 3.36%, compared to 3.32% in 2008. The duration of the investment portfolio is 4.4 years at December 31, 2009, compared to 4.5 years at December 31, 2008.

Specialty insurance operations generated pre-tax income of $97.3 million for the year ended December 31, 2009, compared to pre-tax income of $60.1 million for the comparable period in 2008. This increase in pre-tax income demonstrates a continued improvement in underwriting results including favorable reserve development on prior accident years, selective growth in premium, adherence to our strict underwriting guidelines, and our overall leveraging of fixed costs. This improvement was also attributable to an increase in net investment income. In addition, this improvement was attributable to an increase of $11.2 million related to realized gains and losses. Pre-tax realized losses for the year ended December 31, 2009 were $225,000, compared to a pre-tax loss of $11.4 million for the comparable period in 2008. The realized losses recognized in the year related to impairment charges related to specific securities as previously mentioned, offset by realized gains from sales of certain securities for tax planning purposes. The realized loss in 2008 related to the other than temporary impairments recognized in the fourth quarter of 2008, which related to securities within the investment portfolio acquired with the ProCentury merger. The GAAP combined ratio was 92.6% for the year ended December 31, 2009, compared to 93.3% for the same period in 2008.

Net loss and loss adjustment expenses (“LAE”) increased $94.2 million, or 44.3%, to $307.1 million for the year ended December 31, 2009, from $212.9 million for the same period in 2008. Our loss and LAE ratio decreased 1.3 percentage points to 60.7% for the year ended December 31, 2009, from 62.0% for the same period in 2008. This ratio is the unconsolidated net loss and LAE in relation to net earned premiums. Our accident year loss ratio, which is a non-GAAP measure, was 66.0% in 2009, compared to 66.5% in 2008. An accident year loss ratio measures losses and LAE occurring in a particular year, regardless of when they are reported and does not take into consideration changes in estimates in loss reserves from prior accident years.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Our 2009 accident year loss ratio is a good means of comparison to historical trends and current industry estimates. We continue to see favorable development primarily resulting from within our general liability line of business due to lower frequency and severity and better than expected incurred and paid claims results. To a lesser extent, we continue to experience favorable development in workers’ compensation, auto liability, and professional liability, slightly offset by unfavorable development in our excess liability line of business. In addition, we revised our estimated claims handling costs through a comprehensive actual costs study, which increased favorable development within our unallocated loss adjustment expense reserve. Our results in 2008 included after-tax catastrophe losses of $5.4 million related to Hurricanes Gustav and Ike. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

Our expense ratio was 31.9% for the year ended December 31, 2009, compared to 31.3% for the same period in 2008. This ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premiums. Our overall leveraging of fixed costs has been somewhat offset by the higher level of internal costs and reductions in ceding commission, primarily related to a reduction in risk-sharing partner participation and a reduction in the ceding commission rate within one particular line of business on a specific program. In addition, the overall proportion of risk sharing programs in relation to our overall book of business has decreased as a result of the ProCentury merger. In addition, higher average direct commission rates associated with Century’s business also contributed to the increase in the expense ratio, which includes twelve months of these costs for 2009 and only five months in 2008. The higher commissions were slightly offset by lower insurance related assessments. As a surplus lines carrier, Century is not subject to premium taxes on its non-admitted business.

2008 compared to 2007:

Revenues from specialty insurance operations increased $97.1 million, or 29.4%, to $427.0 million for the year ended December 31, 2008, from $329.9 million for the comparable period in 2007.

Net earned premiums increased $101.5 million, or 37.8%, to $369.7 million for the year ended December 31, 2008, from $268.2 million in the comparable period in 2007. This increase was primarily the result of $79.3 million in net earned premiums related to ProCentury. Excluding the net earned premiums related to ProCentury, net earned premiums increased $22.2 million, or 8.3%. This increase was primarily the result of overall growth within our existing programs and the new business we began writing in 2007 and 2008, as well as additional selective growth consistent with our corporate underwriting guidelines.

Management fees decreased $2.8 million, or 11.7%, to $21.2 million for the year ended December 31, 2008, from $24.0 million in the comparable period in 2007. This decrease was primarily the result of a decrease in fees related to our New England-based programs, primarily caused by a decrease in premium volume due to reduced rates in the self-insured markets on which the fees are based, due to mandatory rate reductions and an increase in competition.

Claim fees remained relatively flat for 2008 compared to 2007.

Net investment income increased $10.4 million, or 40.8%, to $35.9 million in 2008, from $25.5 million in 2007. This increase was primarily the result of $8.7 million in net investment income related to ProCentury. Overall, invested assets increased due to the inclusion of ProCentury’s invested assets, which were $434.3 million at December 31, 2008, coupled with the investing from positive cash flows from operations. The positive cash flows from operations were due to favorable underwriting results, increased fee revenue, and the lengthening of the duration of our reserves. The increase in the duration of our reserves reflected the impact of growth in our excess liability business, which was implemented at the end of 2003. This type of business has a longer duration than the average reserves on our other programs and was a larger proportion of reserves. In addition, the increase in average invested assets reflects cash flows from our equity offering in July 2007. The average investment yield for December 31, 2008 was 4.22%, compared to 4.6% in 2007. The current pre-tax book yield was 4.4%. The current after-tax book yield for the year ended December 31, 2008

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

was 3.3%, compared to 3.4% in 2007. The duration of the investment portfolio was 4.5 years at December 31, 2008, compared to 4.3 years at December 31, 2007.

Specialty insurance operations generated pre-tax income of $60.1 million for the year ended December 31, 2008, compared to pre-tax income of $47.9 million for the comparable period in 2007. This increase in pre-tax income primarily demonstrated a continued improvement in underwriting results including favorable reserve development on prior accident years, selective growth in premium, adherence to our strict underwriting guidelines, and our overall leveraging of fixed costs. In addition, this improvement was attributable to an increase in net investment income. Partially offsetting these improvements were the previously mentioned other than temporary impairments recognized in the investment portfolio in the last half of the year, which primarily related to securities within the investment portfolio acquired with the Merger. In addition, these improvements were also partially offset by the impact of the losses incurred with the two hurricanes, as mentioned above. The GAAP combined ratio was 93.3% for the year ended December 31, 2008, compared to 95.4% for the same period in 2007.

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

Agency Operations

The following table sets forth the revenues and results from operations from our agency operations (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Net commission	$9,561	$11,064	$11,316
Pre-tax (loss) income(1)	$(1,010)	$1,142	$2,087

(1)	Our agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate overhead allocation excludes those expenses specific to the holding company. For the years ended December 31, 2009, 2008, and 2007, the allocation of corporate overhead to the agency operations segment was $3.4 million, $2.8 million, and $2.8 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

2009 compared to 2008:

Revenue from agency operations, which consists primarily of agency commission revenue, was $9.6 million for the year ended December 31, 2009, compared to $11.1 million for the comparable period in 2008. This decrease primarily reflects regional competition, poor economic conditions, and a softer insurance market within our mid to larger Michigan accounts and isolated competitive pricing pressure in the California automobile market. In addition, this decrease is partially attributable to a $300,000 adjustment to reduce an agency commission accrual.

Agency operations generated a pre-tax loss, after the allocation of corporate overhead, of ($1.0) million for the year ended December 31, 2009, compared to pre-tax income of $1.1 million for the comparable period in 2008. The decrease in the pre-tax income is primarily attributable to the decrease in agency commission revenue mentioned above.

2008 compared to 2007:

Revenue from agency operations, which consists primarily of agency commission revenue, decreased $252,000, or 2.2%, to $11.1 million for the year ended December 31, 2008, from $11.3 million for the comparable period in 2007. This decrease primarily reflected regional competition and a softer insurance market within our mid to larger Michigan accounts and isolated competitive pricing pressure in the California automobile market.

Agency operations generated pre-tax income, after the allocation of corporate overhead, of $1.1 million for the year ended December 31, 2008, compared to $2.1 million for the comparable period in 2007. The decrease in the pre-tax income was primarily attributable to the decrease in agency commission revenue mentioned above.

Other Items

Reserves

At December 31, 2009, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $682.4 million. We established a reasonable range of reserves of approximately $620.2 million to $724.2 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum Reserve	Maximum Reserve
Line of Business	Range	Range	Selected Reserves

Workers’ Compensation(1)	$194,753	$215,606	$207,636
Commercial Multiple Peril/General Liability	293,767	360,413	333,687
Commercial Automobile	98,676	110,660	105,469
Other	33,037	37,492	35,584

Total Net Reserves	$620,233	$724,171	$682,376

(1)	Includes residual markets

Reserves are reviewed by our internal actuaries for adequacy on a quarterly basis. When reviewing reserves, we analyze historical data and estimate the impact of numerous factors such as (1) per claim information; (2) industry and our historical loss experience; (3) legislative enactments, judicial decisions, legal

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2009 and 2008.

For the year ended December 31, 2009, we reported a decrease in net ultimate loss estimates for accident years 2008 and prior of $28.7 million, or 4.6% of $625.3 million of net loss and LAE reserves at December 31, 2008. The decrease in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2009 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2009 and 2008. The major components of this change in ultimate loss estimates are as follows (in thousands):

	Reserves at	Incurred Losses			Paid Losses			Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	December 31,
Line of Business	2008	Year	Years	Incurred	Year	Years	Paid	2009

Workers’ Compensation	$147,813	$104,259	$(7,787)	$96,472	$17,495	$41,061	$58,556	$185,729
Residual Markets	23,984	6,588	(3,585)	3,003	2,474	2,606	5,080	21,907
Commercial Multiple Peril/General Liability	317,188	101,992	(9,395)	92,597	3,626	72,471	76,097	333,688
Commercial Automobile	92,788	66,080	(4,073)	62,007	16,722	32,605	49,327	105,468
Other	43,558	56,838	(3,830)	53,008	36,200	24,782	60,982	35,584

Net Reserves	625,331	$335,757	$(28,670)	$307,087	$76,517	$173,525	$250,042	682,376

Reinsurance Recoverable	260,366							266,801

Consolidated	$885,697							$949,177

		Re-estimated	Development
		Reserves at	as a
	Reserves at	December 31,	Percentage of
	December 31,	2009	Prior Year
Line of Business	2008	on Prior Years	Reserves

Workers’ Compensation	$147,813	$140,026	(5.3)%
Commercial Multiple Peril/General Liability	317,188	307,793	(3.0)%
Commercial Automobile	92,788	88,715	(4.4)%
Other	43,558	39,728	(8.8)%

Sub-total	601,347	576,262	(4.2)%
Residual Markets	23,984	20,399	(14.9)%

Total Net Reserves	$625,331	$596,661	(4.6)%

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Workers’ Compensation Excluding Residual Markets

The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets decreased $7.8 million, or 5.3% of net workers’ compensation reserves. This net overall decrease reflects decreases of $2.6 million, $1.2 million, and $3.3 million in accident years 2007, 2006, and 2005, respectively. The decreases reflect better than expected experience for many of our workers’ compensation programs, including a Nevada, Florida, New England, and countrywide workers’ compensation association program. Actual losses reported were less than expected given the prior actuarial assumptions. These decreases were offset by an increase of $507,000 in the net ultimate loss estimate for accident year 2003. This increase in the net ultimate loss estimate for this accident year was due to greater than expected claim emergence in a Florida workers’ compensation program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril and General Liability

The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $9.4 million, or 3.0% of net commercial multiple peril and general liability reserves. The net decrease reflects decreases of $5.0 million, $6.8 million, $701,000 and $1.5 million in the ultimate loss estimates for accident years 2008, 2007, 2006 and 1994, respectively. The decreases were due to better than expected claim emergence in general liability business. These decreases were offset by increases in the net ultimate loss estimates of $716,000, $1.8 million and $1.4 million for accident years 2005, 2004 and 2003, respectively. These increases were due to greater than expected claim emergence in an excess liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The projected net ultimate loss estimate for the commercial automobile line of business decreased $4.1 million, or 4.4% of net commercial automobile reserves. This net overall decrease reflects decreases of $611,000, $2.9 million and $662,000 for accident years 2008, 2007 and 2005, respectively. The decreases for these accident years were due to better than expected claim emergence in two California-based programs and an excess liability program. These decreases were offset by increases of $635,000 and $629,000 in accident years 2006 and 2004, respectively. These increases were due to greater than expected claim emergence in an excess liability program and a garage program. The change in ultimate loss estimates for all other accident years was insignificant.

Other

The projected net ultimate loss estimate for the other lines of business decreased $3.8 million, or 8.8% of net reserves. This net decrease reflects decreases of $860,000, $1.3 million and $675,000 in the net ultimate loss estimate for accident years 2008, 2007 and 2005, respectively. These decreases were primarily due to better than expected case reserve development during the calendar year in a professional liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $3.6 million, or 14.9% of net reserves. This decrease reflects decreases of $2.4 million and $598,000 in accident years 2008 and 2007, respectively. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Salaries and Employee Benefits

Salaries and employee benefits increased $18.0 million, or 28.7%, to $80.9 million in 2009, from $62.9 million in 2008. This increase was primarily the result of the salary expense related to our Century operations. This increase was also the result of an increase in variable compensation, in comparison to 2008, due to performance criteria established by our Compensation Committee of the Board of Directors. The increase in variable compensation was primarily attributable to the inclusion of additional participants into the variable compensation plans due to the ProCentury merger, as well as overall improved financial results.

Salaries and employee benefits increased $6.4 million, or 11.4%, to $62.9 million in 2008, from $56.4 million in 2007. Included in the $62.9 million were salaries and employee benefits related to ProCentury of $9.1 million. Excluding the salaries and employee benefits related to ProCentury, overall salaries and employee benefits would have decreased $2.6 million. This decrease primarily reflected a decrease in variable compensation. The decrease in variable compensation, in comparison to 2007, reflected the increase in our targeted measure for earning variable compensation. In addition, this decrease was the result of a decrease in profit sharing commissions. The decrease in profit sharing commissions was the result of our purchase of an excess liability book of business. As a result of us owning the book of business, we no longer pay the profit sharing commissions.

Additional discussion of our variable compensation plan is described below under Variable Compensation.

Other Administrative Expenses

Other administrative expenses increased $4.4 million, or 12.6%, to $39.4 million in 2009, from $35.0 million in 2008. This increase was primarily the result of an overall increase in administrative expenses related to our Century operations, as well as an increase in expenses related to technology initiatives. In addition, this increase was attributable to an increase in holding company expenses, primarily related to certain legal expenses and an increase in director fees. Also, contributing to this increase was an overall increase in bad debt expense specific to our Insurance Company Subsidiaries, compared to the same period in 2008. Partially offsetting this increase was a reduction in the management fee previously associated with our acquisition of USSU. In January 2008, we exercised our option to purchase the remainder of the economics related to the acquisition of the USSU business, by terminating the management agreement with the former owners, thereby eliminating the management fee associated with the Management Agreement.

Other administrative expenses increased $2.7 million, or 8.4%, to $35.0 million, from $32.3 million in 2007. This increase was primarily the result of slight increases in various general operating expenses, primarily due to the Merger with ProCentury. Partially offsetting this increase was a reduction in the management fee previously associated with our acquisition of USSU, as described above.

Salaries and employee benefits and other administrative expenses include both corporate overhead and the holding company expenses included in the non-allocated expenses of our segment information.

Amortization Expense

Amortization expense for 2009, 2008, and 2007 was $5.8 million, $6.3 million, and $1.9 million, respectively. Amortization expense per dilutive share for 2009, 2008, and 2007 was $0.10, $0.14, and $0.06, respectively. Amortization expense primarily relates to the other intangibles related to our acquisition of the USSU business, a public entity excess book of business, and the agent relationships and trade names associated with the Merger.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Interest Expense

Interest expense for 2009, 2008, and 2007 was $10.6 million, $7.7 million, and $6.0 million, respectively. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our line of credit and term loan. The overall increase in 2009 compared to 2008, as well as 2008 compared to 2007, primarily relates to interest expense related to the term loan we used to finance a portion of the purchase price for the Merger. In addition, the increase in interest expense was partially related to the interest attributable to the trust preferred debt instruments as a result of the ProCentury merger. The average interest rate for the year ended December 31, 2009 was 7.07%, compared to 7.13% for the comparable period in 2008. This slight decrease reflects the impact of a lower cost of debt associated with the term loan, which had an average interest rate of 5.95% in 2009. The 2008 interest primarily related to the debentures. The average interest rate for the year ended December 31, 2008 was 7.13%, compared to 8.67% in 2007. This decrease reflects the impact of a lower cost of debt associated with the term loan, which had an average interest rate of 5.95% in 2008. The average interest rate in 2007 was 8.67%, which primarily related to the debentures.

Interest expense for 2007 includes interest related to a temporary increase in our line of credit, which was associated with borrowings to fund the cash portion of the USSU business acquisition. Upon receipt of the net proceeds from our capital raise in July 2007, we reduced this outstanding balance to zero.

Federal Income Taxes

Federal income tax expense for 2009, 2008 and 2007, was $20.9 million, $16.1 million, and $10.8 million, or 28.8%, 37.3% and 28.1% of income before taxes, respectively. The decrease in the effective tax rate from 2008 to 2009, primarily relates to a decrease in our fee-based and underwriting income as a percentage of pre-tax income. This decrease was slightly offset by an increase in the valuation allowance related to impairment charges. The effective tax rate on operating income was 27.8% and 28.2% in 2009 and 2008, respectively. Net operating income is net income less realized gains (losses) net of taxes associated with such gains (losses). While net operating income is a non-GAAP measure, management believes it is beneficial in reviewing the financial statements. The effective tax rate related to net investment income remained relatively flat at 24.3% in comparison to 2008.

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

Other Than Temporary Impairments

At December 31, 2009 and 2008, we had 127 and 365 securities that were in an unrealized loss position, respectively. Of the securities held at December 31, 2009, forty-one had an aggregate $30.0 million and $2.3 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. At December 31, 2008, twenty three securities had an aggregate $24.5 million and $3.7 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.

After our review of our investment portfolio in relation to our OTTI policy, the Company recorded an OTTI loss of $5.2 million for the year ended December 31, 2009, of which a non-credit related OTTI loss of

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

$1.7 million was recognized in other comprehensive income, resulting in a credit related OTTI loss of $3.5 million. For the year ended December 31, 2008, we recorded an OTTI loss of $11.7 million.

For additional information regarding our investment and OTTI policies refer to the Investment section within Critical Accounting Policies of Management’s Discussion and Analysis. Refer to Note 3 — Investments, for additional information specific to OTTI and their fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from our Insurance Company Subsidiaries is limited by regulatory guidelines. These guidelines generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2009 is $39.5 million without prior regulatory approval. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $51.1 million of extraordinary dividends in 2009 subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $39.5 million and $46.2 million in 2009 and 2008, respectively. We remain well within our targets as they relate to our premium leverage ratios, even taking into consideration the dividends paid by our Insurance Company Subsidiaries. Our targets for gross and net written premium to statutory surplus are 2.75 to 1.0 and 2.25 to 1.0, respectively. As of December 31, 2009, on a statutory consolidated basis, the gross and net premium leverage ratios were 2.0 to 1.0 and 1.6 to 1.0, respectively. The ordinary dividends paid in 2009 and 2008 we funded from current financial earnings.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $6.8 million for the year ended December 31, 2009.

We have a line of credit totaling $35.0 million, which there was no outstanding balance at December 31, 2009. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Cash flow provided by operations was $127.7 million, $93.9 million, and $88.6 million in 2009, 2008, and 2007, respectively. The increase in cash flow from operations reflects growth in underwriting profits and growth in net investment income, primarily as a result of the Merger. Our strong operating cash flows are also the result of our ability to match the duration of our invested assets and reserve duration as it relates to our

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

incurred losses. We maintain a strong balance sheet with geographic spread of risks, high quality reinsurance, and a high quality investment portfolio.

Other Items

Debentures

The following table summarizes the principal amounts and variables associated with our debentures (in thousands):

					Interest
					Rate at
					December 31,
Year of		Year			2009	Principal
Issuance	Description	Callable	Year Due	Interest Rate Terms	(1)	Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.30%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.27%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.46%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.83%	20,620
	Junior subordinated debentures(2)	2007	2032	Three-month LIBOR, plus 4.00%	4.26%	15,000
	Junior subordinated debentures(2)	2008	2033	Three-month LIBOR, plus 4.10%	4.37%	10,000

	Total					$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)	Represents the junior subordinated debentures acquired in conjunction with the Merger.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

The following table summarizes the rates and amounts associated with our interest rate swaps (in thousands):

					Fixed
					Amount at
	Expiration		Counterparty		December 31,
Effective Date	Date	Debt Instrument	Interest Rate Terms	Fixed Rate	2009

10/6/2005	9/16/2010	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	8.340%	$20,000
4/23/2008	5/24/2011	Senior debentures	Three-month LIBOR, plus 4.20%	7.720%	7,000
4/23/2008	6/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
4/29/2008	4/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
7/31/2008	7/31/2013	Term loan(1)	Three-month LIBOR	3.950%	49,875
8/15/2008	8/15/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.780%	10,000
9/4/2008	9/4/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.790%	15,000

(1)	Relates to our term loan, which has an effective date of July 31, 2008 and an expiration date of July 31, 2013. We are required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. We fixed only the variable interest portion of the loan. As of December 31, 2009, the actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the credit agreement.

(2)	Relates to the debentures acquired from the ProCentury merger. We fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

On May 24, 2009, the interest rate swap for the $5.0 million portion of our $12.0 million senior debenture expired. As of December 31, 2009, we did not enter into another interest rate swap transaction for this portion of our debt. Therefore, the associated interest expense is no longer at a fixed amount and will fluctuate in accordance with the debt terms, as described above.

In relation to the above interest rate swaps, the net interest expense incurred for the year ended December 31, 2009 and 2008, was approximately $4.1 million and $763,000, respectively. The net interest income received for the year ended December 31, 2007, was approximately $172,000.

As of December 31, 2009 and December 31, 2008, the total fair value of the interest rate swaps was approximately ($5.9 million) and ($8.9 million), respectively. Accumulated other comprehensive income at December 31, 2009 and 2008, included accumulated loss on the cash flow hedge, net of taxes, of approximately $3.9 million and $5.8 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Credit Facilities

On July 31, 2008, we executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of our Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. As of December 31, 2009, the outstanding balance on our term loan facility was $49.9 million. We did not have an outstanding balance on our revolving credit facility as of December 31, 2009. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions. At December 31, 2008, we had an outstanding balance of $60.3 million on our term loan and did not have an outstanding balance on our revolving credit facility.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at our option, the base rate. The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities. At December 31, 2009, the interest rate on our term loan was 5.95%, which consisted of a fixed rate of 3.95%, plus an applicable margin of 2.00%.

The debt financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best Company rating of “B++.” As of December 31, 2009, we were in compliance with these debt covenants.

Investment Portfolio

As of December 31, 2009 and 2008, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.2 billion and $1.1 billion, respectively.

In general, we believe our overall investment portfolio is conservatively invested. The duration of the investment portfolio at December 31, 2009 is 4.4 years, compared to 4.5 years at December 31, 2008. Our pre-tax book yield is 4.4%. The current after-tax yield is 3.4%, compared to 3.3% in 2008. Approximately 98.2% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

At December 31, 2009, shareholders’ equity was $502.9 million, or a book value of $9.06 per common share, compared to $438.2 million, or a book value of $7.64 per common share, at December 31, 2008.

In July 2008, our Board of Directors authorized us to purchase up to 3.0 million shares of our common stock in market transactions for a period not to exceed twenty-four months. For the year ended December 31, 2009, we purchased and retired 1.9 million shares of common stock for a total cost of approximately $13.9 million. For the year ended December 31, 2008, we purchased and retired 800,000 shares of common stock for a total cost of approximately $4.9 million.

At our regularly scheduled board meeting on February 12, 2010, our Board of Directors authorized us to purchase up to 5.0 million shares of our common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaced the existing share repurchase plan authorized in July 2008.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

On February 13, 2009, our Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of our LTIP award for the 2007-2008 plan years, which included both a cash and stock award. The stock portion of the LTIP award was $1.6 million, which resulted in the issuance of 161,686 shares of our common stock. Of the 161,686 shares issued, 55,968 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. Refer to Note 13 — Variable Compensation for further detail. The retirement of the shares for the associated withholding taxes reduced our paid in capital by approximately $329,000.

For the years ended December 31, 2009 and 2008, cash dividends paid to common shareholders totaled $5.2 million and $3.8 million, respectively. On February 12, 2010, our Board of Directors declared a quarterly dividend of $0.03 per common share. The dividend is payable on April 5, 2010, to shareholders of record as of March 19, 2010.

When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, cash flow, liquidity needs, results of operations, industry conditions, and our overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our Insurance Company Subsidiaries.

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

Our allocation period for purchase accounting adjustments closed in the third quarter of 2009. As a result of the purchase accounting adjustments made in 2009, the final goodwill related to the Merger was $59.3 million as of December 31, 2009.

Equity Earnings of Affiliates

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an insurance holding limited liability company. Our ownership interest is significant, but is less than a majority ownership and, therefore, is accounted for under the equity method of accounting. Therefore, Star, recognized 28.5% of the profits and losses as a result of this equity interest ownership. For segment reporting purposes, the equity earnings related to this investment is shown gross of tax. Equity earnings of affiliates, relates to our proportionate share of this investment, which we consider to be consistent with our specialty insurance operations and, therefore, we have included the respective equity earnings within the specialty insurance operations segment.

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

	For the Years Ended December 31,
	2009	2008	2007

Net earned premiums	$539,602	$369,721	$268,197
Less: Consolidated net loss and LAE	307,087	212,885	150,969
Intercompany claim fees	20,339	16,296	13,058

Unconsolidated net loss and LAE	327,426	229,181	164,027

Consolidated policy acquisition and other underwriting expenses	110,715	69,349	53,717
Intercompany administrative and other underwriting fees	61,422	46,371	37,890

Unconsolidated policy acquisition and other underwriting expenses	172,137	115,720	91,607

Underwriting income	$40,039	$24,820	$12,563

GAAP combined ratio as reported	92.6%	93.3%	95.4%
Specialty insurance operations pre-tax income	$97,346	$60,125	$47,898
Less: Underwriting income	40,039	24,820	12,563
Net investment income and realized (losses) gains	50,141	25,202	26,550
Equity earnings of affiliates	1,344	—	—

Fee-based operations pre-tax income	5,822	10,103	8,785
Agency operations pre-tax income	(1,010)	1,142	2,087

Total fee-for-service pre-tax income	$4,812	$11,245	$10,872

GAAP expense ratio as reported	31.9%	31.3%	34.2%
Adjustment to include pre-tax income from total fee-for-service income(1)	0.9%	3.0%	4.1%

GAAP expense ratio as adjusted	31.0%	28.3%	30.1%
GAAP loss and LAE ratio as reported	60.7%	62.0%	61.2%

GAAP combined ratio as adjusted	91.7%	90.3%	91.3%

Reconciliation of consolidated pre-tax income:
Specialty insurance operations pre-tax income:
Fee-based operations pre-tax income	$5,822	$10,103	$8,785
Underwriting income	40,039	24,820	12,563
Net investment income and realized (losses) gains	50,141	25,202	26,550
Equity earnings of affiliates	1,344	—	—

Total specialty insurance operations pre-tax income	97,346	60,125	47,898
Agency operations pre-tax income	(1,010)	1,142	2,087
Less: Holding company expenses	5,506	3,481	2,638
Interest expense	10,596	7,681	6,030
Amortization expense	5,781	6,310	1,930
Equity earnings of affiliates	1,344	—	—

Consolidated pre-tax income	$73,109	$43,795	$39,387

(1)	Adjustment to include pre-tax income from total fee-for-service income is calculated by dividing total fee-for-service income by net earned premiums.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Regulatory

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from our Insurance Company Subsidiaries is limited by regulatory guidelines. These guidelines generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2009 is $39.5 million without prior regulatory approval. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $51.1 million of extraordinary dividends in 2009 subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $39.5 million and $46.2 million in 2009 and 2008, respectively.

Our Insurance Company Subsidiaries are required to maintain certain deposits with regulatory authorities, which totaled $98.5 million and $100.9 million at December 31, 2009 and 2008, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2009 (in thousands):

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Non-regulated companies:
Term Loan	$49,875	$12,125	$29,500	$8,250	$—
Lines of Credit(1)	—	—	—	—	—
Debentures(2):
Senior debentures due 2034; issued $13.0 million	13,000	—	—	—	13,000
Senior debentures due 2034; issued $12.0 million	12,000	—	—	—	12,000
Junior subordinated debentures due 2035; issued $20.6 million	20,620	—	—	—	20,620
Junior subordinated debentures due 2033; issued $10.3 million	10,310	—	—	—	10,310
Junior subordinated debentures due 2032; issued $15.0 million(3)	15,000	—	—	—	15,000
Junior subordinated debentures due 2033; issued $10.0 million(3)	10,000	—	—	—	10,000

Total Debt	130,805	12,125	29,500	8,250	80,930

Interest on Term Loan(4)	6,027	2,746	3,076	205	—
Interest on Debentures:
Senior debentures due 2034; issued $13.0 million	7,224	1,032	2,064	2,064	2,064
Senior debentures due 2034; issued $12.0 million	5,344	763	1,527	1,527	1,527
Junior subordinated debentures due 2035; issued $20.6 million	11,841	1,692	3,383	3,383	3,383
Junior subordinated debentures due 2033; issued $10.3 million	5,708	815	1,631	1,631	1,631
Junior subordinated debentures due 2032; issued $15.0 million(3)	8,180	1,169	2,337	2,337	2,337
Junior subordinated debentures due 2033; issued $10.3 million(3)	5,516	788	1,576	1,576	1,576

Total Interest Payable	49,840	9,005	15,594	12,723	12,518

Operating lease obligations(5)	13,198	4,134	6,467	2,597	—

Regulated companies:
Losses and loss adjustment expenses(6)	949,177	261,004	330,500	132,802	224,871

Total	$1,143,020	$286,268	$382,061	$156,372	$318,319

(1)	Relates to our revolving line of credit, which currently does not have an outstanding balance.

(2)	Five year call feature associated with debentures, estimated seven year repayment. For a description of our debentures and related interest rate terms, as well as actual rates in accordance with our interest rate swap transactions, refer to Note 8 — Debt and Note 9 — Derivative Instruments.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

(3)	Relates to the junior subordinated debentures acquired in conjunction with the ProCentury merger.

(4)	For a description of our term loan and its interest rate terms, as well as actual rates in accordance with our interest rate swap transaction, refer to Note 8 — Debt and Note 9 — Derivative Instruments.

(5)	Consists of rental obligations under real estate leases related to branch offices. In addition, includes amounts related to equipment leases.

(6)	The loss and loss adjustment expense payments do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of our gross losses and loss adjustment expenses. In addition, we have anticipated cash receipts on reinsurance recoverables on unpaid losses and loss adjustment expenses of $266.8 million, of which we estimate that these payments to be paid for losses and loss adjustment expenses for the periods less than one year, one to three years, three to five years, and more than five years to be $49.9 million, $74.5 million, $36.2 million, and $106.2 million, respectively, resulting in net losses and loss adjustment expenses of $211.1 million, $256.0 million, $96.6 million, and $118.7 million, respectively.

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

With the ProCentury merger our Compensation Committee and Board of Directors determined that our opportunity for successfully integrating the ProCentury merger would be heightened and shareholder value increased, if all participants were in the same equity-based plan beginning in 2009. As a result, our Compensation Committee approved the termination of our current 2007-2009 LTIP effective December 31, 2008 and established a new plan for 2009-2011 based on new performance targets. Based on this amendment, the current LTIP participants would receive their award based on a two-year performance period, rather than a three-year period. Therefore, the total award would be approximately two-thirds of the original three-year award. There were no accounting adjustments as a result of the amendment as there were no changes to the underlying plan, only an adjustment to the performance period.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Both the Bonus Plan and the LTIP are administered by the Compensation Committee of the Board of Directors and all awards are reviewed and approved by the Board of Directors at both inception and at distribution.

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

At December 31, 2009, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required.

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. Our targets for gross and net written premium to statutory surplus are 2.75 to 1.0 and 2.25 to 1.0, respectively. As of December 31, 2009, on a statutory consolidated basis, gross and net premium leverage ratios were 2.0 to 1.0 and 1.6 to 1.0, respectively.

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

In 2009, our Insurance Company Subsidiaries generated three ratios that varied from the “usual value” range. The variations and reasons are set forth below:

Ratio	Usual Range	Value

Company: Star
Adjusted Liabilities to Liquid Assets	Under 100%	116%(1)
Company: Williamsburg
Gross Agents’ Balances to Policyholders’ Surplus	Under 40%	40%(2)
Company: ProCentury Insurance Company
Change in Net Premiums Written	Over -33% or Under 33%	184%(3)

(1)	Adjusted Liabilities to Liquid Assets on Star is outside the usual range primarily as a result of our Intercompany Reinsurance Pooling Agreement. The Adjusted Liabilities includes the gross amount of reinsurance payables related to the pool and does not allow an offset to those payables for any reinsurance recoverables related to the pool. In addition, the reinsurance recoverables are not included in the Liquid Assets portion of the formula. This causes the ratio results to appear much higher due to the timing of the settlement of the pool balances. Pool balances between the entities are settled in the month following the completion of the pooling.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

(2)	The Gross Agents’ Balances to Policyholders’ Surplus on Williamsburg was impacted by our Intercompany Reinsurance Pooling Agreement. Williamsburg’s assumed premium receivable increased as a result of the pooling agreement. Excluding the intercompany pooling, this ratio would have been within the usual range for 2009. These balances settled on January 21, 2010, resulting in an updated ratio of 93%.

(3)	The Change in Net Premiums Written outside the usual range resulted primarily from the Intercompany Reinsurance Pooling Agreement whereby ProCentury Insurance Company is assuming its share of a much larger pool base in 2009. ProCentury Insurance Company also wrote additional direct business in the ocean marine, inland marine and commercial auto liability lines of business in 2009, compared with 2008.

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

In regard to our excess-of-loss reinsurance, we manage our credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective or existing reinsurers. We generally do not seek collateral where the reinsurer is rated “A−” or better by A. M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. The following table sets forth information relating to our five largest unaffiliated excess-of-loss reinsurers based upon ceded premium as of December 31, 2009:

	Reinsurance Premium Ceded	Reinsurance Recoverable	A.M. Best
Reinsurer	December 31, 2009	December 31, 2009	Rating
	(In thousands)	(In thousands)

Motors Insurance Corporation(1)	$9,032	$19,203	B++
Swiss Reinsurance America Corporation	8,372	17,045	A
Munich Reinsurance America	7,654	18,502	A+
Lloyds Syndicate Number 2003	4,145	9,619	A
Aspen Insurance UK Ltd.	4,107	17,097	A

(1)	Effective January 1, 2010, a novation was completed which transferred all the ceded premium and reinsurance recoverables between us and Motors Insurance Corporation to Maiden Reinsurance Company (Maiden Re). All reinsurance transactions and related collateral and trust accounts are now with Maiden Re, which has an A.M. Best rating of “A−.”

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Off-Balance Sheet Arrangements

As of December 31, 2009, we have no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Convertible Note

In December 2005, we entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for us for over ten years. As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula. The conversion feature of this note is considered an embedded derivative, and therefore is accounted for separately from the note. At December 31, 2009, the estimated fair value of the derivative is not material to the financial statements.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

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

In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments — Transition and Open Effective Date Information” (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10-65-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65-1 became effective for periods ending after June 15, 2009. We adopted ASC 825-10-65-1 in the second quarter of 2009 and began providing the additional required disclosure information.

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

In June 2009, the FASB issued ASC 810 “Consolidation” (previously SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” ASC 810 contains consolidation guidance applicable to variable interest entities. The guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a variable interest entity must be consolidated, and how involvement with the variable interest entity affects a company’s financial statements. The guidance is effective for annual periods beginning after November 15, 2009. Upon adoption of this guidance, we will need to reconsider our consolidation conclusions for all entities with which we are involved. We have evaluated the impact on our adoption of ASC 810 and have concluded that the adoption would not have a material impact on our financial condition and results of operations.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS — continued

Related Party Transactions

At December 31, 2009 and 2008, we held an $825,000 and $852,000 note receivable from one of our executive officers, including $164,000 and $191,000 of accrued interest, respectively. This note arose from a transaction in late 1998 in which we loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note bears interest equal to the rate charged pursuant to our revolving credit agreement and is due on demand any time after January 1, 2002. As of December 31, 2009, the rate was 2.25%. The loan is partially collateralized by 64,718 shares of our common stock under a stock pledge agreement. For the years ended December 31, 2009 and 2008, $43,800 and $43,800, respectively, have been paid against the loan. As of December 31, 2009, the cumulative amount that has been paid against this loan was $250,400. Refer to Note 20 — Related Party Transaction for further information.

MEADOWBROOK INSURANCE GROUP, INC.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2009. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At December 31, 2009, our fixed income portfolio had a modified duration of 4.44 years, compared to 4.47 years at December 31, 2008.

At December 31, 2009, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.1 billion. Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income. These investments comprise 2.5% of our investment portfolio.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps

Fair Value	$1,142,670	$1,088,554	$1,032,815
Yield to Maturity or Call	2.59%	3.62%	4.63%
Effective Duration	4.67	5.09	5.30

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At December 31, 2009 and 2008, we had debentures of $80.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates. Thus, our interest expense on our term loan is directly correlated to market interest rates. At December 31, 2009, we had an outstanding balance on our term loan of $49.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest

MEADOWBROOK INSURANCE GROUP, INC.

expense by $499,000. At December 31, 2008, we had an outstanding balance on our term loan of $60.25 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $602,500.

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

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At December 31, 2009 and 2008, we did not have an outstanding balance on our revolving line of credit.

Item 8.	Financial Statements and Supplementary Data

Refer to list of Financial Statement Schedules and Note 21 — Quarterly Financial Data (Unaudited) of the Notes to the Consolidated Financial Statements.

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

As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that material information relating to us is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on our assessment, we concluded that, as of December 31, 2009, our internal controls over financial reporting were effective based on those criteria.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The information required by this item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 18, 2010, which is hereby incorporated by reference. Our Code of Conduct can be found on our website www.meadowbrook.com.

Item 11.	Executive Compensation

The information required by this item is included under the captions “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,”“Employment Agreements,” “Other Senior Executive Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 18, 2010, which is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 18, 2010, which is hereby incorporated by reference.

Equity Compensation Plan Information
Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	0	$0.00	2,617,749
Equity compensation plans not approved by security holders	—	—	—

Total	0	$0.00	2,617,749

(1)	The 2,617,749 number of shares remaining available for future issuance relates to our 2002 Amended and Restated Stock Option Plan of 617,749 shares and our 2009 Equity Compensation plan of 2,000,000 shares.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Party Transactions” and “Independence Determination” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 18, 2010, which is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 18, 2010, which is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(A) The following documents are filed as part of this Report:

		Page

1.	List of Financial Statements:
	Report of Independent Registered Public Accounting Firm on Financial Statements	82
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	83
	Consolidated Balance Sheet — December 31, 2009 and 2008	84
	Consolidated Statement of Income — For Years Ended December 31, 2009, 2008, and 2007	85
	Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2009, 2008, and 2007	86
	Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2009, 2008, and 2007	87
	Consolidated Statement of Cash Flows — For Years Ended December 31, 2009, 2008, and 2007	88
	Notes to Consolidated Financial Statements	89-127
2.	Financial Statement Schedules
	Schedule I Summary of Investments Other Than Investments in Related Parties	128
	Schedule II Condensed Financial Information of Registrant	129-132
	Schedule III Supplementary Insurance Information	133-135
	Schedule IV Reinsurance	136
	Schedule V Valuation and Qualifying accounts	137
	Schedule VI Supplemental Information Concerning Property and Casualty Insurance Operations	138
3.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadowbrook Insurance Group, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed its method of accounting for recognizing other-than-temporary impairment charges for its debt securities in connection with the adoption of the revised Financial Accounting Standards Board’s other-than-temporary impairment model.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

Detroit, Michigan
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

We have audited Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Meadowbrook Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Meadowbrook Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

Detroit, Michigan
March 15, 2010

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2009	2008
	(In thousands,
	except share data)

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,045,454 and $977,613 in 2009 and 2008, respectively)	$1,088,554	$986,483
Equity securities available for sale, at fair value (cost of $26,919 and $27,660 in 2009 and 2008, respectively)	28,342	22,577
Cash and cash equivalents	86,319	76,588
Accrued investment income	11,599	10,441
Premiums and agent balances receivable (net of allowance of $3,446 and $2,945 in 2009 and 2008, respectively)	155,327	117,675
Reinsurance recoverable on:
Paid losses	7,724	8,337
Unpaid losses	266,801	260,366
Prepaid reinsurance premiums	35,298	31,885
Deferred policy acquisition costs	68,787	56,454
Deferred income taxes, net	5,645	22,718
Goodwill	118,842	119,028
Other intangible assets	41,301	46,951
Other assets	75,277	54,413

Total assets	$1,989,816	$1,813,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$949,177	$885,697
Unearned premiums	325,915	282,086
Debt	49,875	60,250
Debentures	80,930	80,930
Accounts payable and accrued expenses	34,251	27,839
Reinsurance funds held and balances payable	29,161	27,793
Payable to insurance companies	3,314	3,221
Other liabilities	14,312	7,930

Total liabilities	1,486,935	1,375,746

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 55,519,970 and 57,341,989 shares issued and outstanding	555	573
Additional paid-in capital	304,930	314,641
Retained earnings	172,441	127,157
Note receivable from officer	(825)	(852)
Accumulated other comprehensive income (loss)	25,780	(3,349)

Total shareholders’ equity	502,881	438,170

Total liabilities and shareholders’ equity	$1,989,816	$1,813,916

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)

Revenues
Premiums earned
Gross	$644,858	$455,782	$337,099
Ceded	(105,256)	(86,061)	(68,902)

Net earned premiums	539,602	369,721	268,197
Net commissions and fees	37,881	42,904	45,988
Net investment income	50,366	36,624	26,400
Realized (losses) gains:
Total other-than-temporary impairments on securities	(5,203)	(11,719)	—
Portion of loss recognized in other comprehensive income	1,734	—	—

Net other-than-temporary impairments on securities recognized in earnings	(3,469)	(11,719)	—
Net realized gains excluding other-than-temporary impairments on securities	3,244	297	150

Net realized (losses) gains	(225)	(11,422)	150

Total revenues	627,624	437,827	340,735

Expenses
Losses and loss adjustment expenses	375,938	282,822	191,885
Reinsurance recoveries	(68,851)	(69,937)	(40,916)

Net losses and loss adjustment expenses	307,087	212,885	150,969
Salaries and employee benefits	80,923	62,862	56,433
Policy acquisition and other underwriting expenses	110,715	69,294	53,717
Other administrative expenses	39,413	35,000	32,269
Amortization expense	5,781	6,310	1,930
Interest expense	10,596	7,681	6,030

Total expenses	554,515	394,032	301,348

Income before taxes and equity earnings	73,109	43,795	39,387

Federal and state income tax expense	21,321	16,667	11,726
Equity earnings of affiliates, net of tax	874	—	—
Equity earnings of unconsolidated subsidiaries, net of tax	(12)	269	331

Net income	$52,650	$27,397	$27,992

Earnings Per Share
Basic	$0.92	$0.61	$0.85
Diluted	$0.92	$0.61	$0.85
Weighted average number of common shares
Basic	57,248,497	44,810,944	33,007,200
Diluted	57,413,391	44,995,712	33,101,965

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net income	$52,650	$27,397	$27,992
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	26,951	(12,960)	4,810
Losses on non-credit other-than-temporary impairments on securities	(178)	—	—
Net deferred derivative gain (loss) — hedging activity	1,958	(5,457)	(484)
Less: reclassification adjustment for investment losses included in net income	398	11,569	10

Other comprehensive income (loss)	29,129	(6,848)	4,336

Comprehensive income	$81,779	$20,549	$32,328

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	For the Years Ended December 31, 2009, 2008, and 2007
					Accumulated
					Other
		Additional		Note	Comprehensive	Total
	Common	Paid-In	Retained	Receivable	Income	Shareholders’
	Stock	Capital	Earnings	from Officer	(Loss)	Equity
	(In thousands)

Balances January 1, 2007	$291	$126,828	$76,282	$(871)	$(837)	$201,693
Change on unrealized available for sale securities	—	—	—	—	4,820	4,820
Net deferred derivative gain — hedging activity	—	—	—	—	(484)	(484)
Long term incentive plan; stock award for 2007-2008 plan years	—	772	—	—	—	772
Long term incentive plan; stock award for 2004-2006 plan years	4	(1,845)	—	—	—	(1,841)
Stock-based employee compensation	—	2	—	—	—	2
Issuance of 244,574 shares of common stock	3	1,373	—	—	—	1,376
Retirement of 89,466 shares of common stock	(1)	(1,020)	—	—	—	(1,021)
Equity offering issuance of 6,437,500 shares of common stock	64	58,520	—	—	—	58,584
Issuance of 907,935 shares of common stock for acquisition of business of USSU	9	9,991	—	—	—	10,000
Note receivable from an officer	—	—	—	1	—	1
Net income	—	—	27,992	—	—	27,992

Balances December 31, 2007	370	194,621	104,274	(870)	3,499	301,894
Change on unrealized available for sale securities	—	—	—	—	(1,391)	(1,391)
Net deferred derivative loss — hedging activity	—	—	—	—	(5,457)	(5,457)
Dividends declared at $0.02 per share	—	—	(3,797)	—	—	(3,797)
Long term incentive plan; stock award for 2007-2008 plan years	—	1,902	—	—	—	1,902
Issuance of 31,745 shares of common stock	—	149	—	—	—	149
Retirement of 7,000 shares of common stock	—	(65)	—	—	—	(65)
Repurchase of 800,000 shares of common stock	(8)	(4,217)	(717)	—	—	(4,942)
Issuance of 21,122,990 shares of common stock for merger with ProCentury Corporation	211	122,514	—	—	—	122,725
Purchase accounting adjustments related to the merger with ProCentury Corporation	—	(263)	—	—	—	(263)
Note receivable from an officer	—	—	—	18	—	18
Net income	—	—	27,397	—	—	27,397

Balances December 31, 2008	573	314,641	127,157	(852)	(3,349)	438,170
Change on unrealized available for sale securities	—	—	—	—	28,691	28,691
Net deferred derivative gain — hedging activity	—	—	—	—	1,958	1,958
Dividends declared and paid	—	—	(5,162)	—	—	(5,162)
Long term incentive plan; stock award for 2009-2011 plan years	—	1,003	—	—	—	1,003
Long term incentive plan tax adjustment	—	(224)	—	—	—	(224)
Issuance of 105,718 shares of common stock for long term incentive plan stock award for 2007-2008 plan years	1	(330)	—	—	—	(329)
Repurchase of 1,927,902 shares of common stock	(19)	(10,160)	(3,724)	—	—	(13,903)
Note receivable from an officer	—	—	—	27	—	27
Cumulative effect adjustment for non-credit related portion of OTTI recognized in prior earnings	—	—	1,520	—	(1,520)	—
Net income	—	—	52,650	—	—	52,650

Balances December 31, 2009	$555	$304,930	$172,441	$(825)	$25,780	$502,881

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands, expect share data)
Cash Flows From Operating Activities
Net income	$52,650	$27,397	$27,992
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	5,780	6,310	1,930
Amortization of deferred debenture issuance costs	347	496	353
Depreciation of furniture, equipment, and building	5,251	3,953	3,147
Net accretion of discount and premiums on bonds	3,128	3,080	2,707
Loss on investments, net	398	11,566	16
Gain on sale of fixed assets	(88)	(88)	(88)
Stock-based employee compensation	—	—	2
Incremental tax benefits from stock options exercised	—	(80)	(728)
Long term incentive plan expense	1,003	817	772
Equity earnings of affiliates, net of taxes	(874)	—	—
Deferred income tax expense	3,285	2,742	(1,538)
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(37,652)	6,162	2,111
Reinsurance recoverable on paid and unpaid losses	(5,822)	(23,667)	3,166
Prepaid reinsurance premiums	(3,413)	3,572	2,662
Deferred policy acquisition costs	(12,333)	(2,092)	976
Other assets	(2,340)	(4,550)	13
Increase (decrease) in:
Losses and loss adjustment expenses	63,480	56,163	38,925
Unearned premiums	43,829	1,901	9,352
Payable to insurance companies	93	(3,009)	789
Funds held and reinsurance balances payable	4,552	(2,533)	1,292
Other liabilities	6,411	5,782	(5,244)

Total adjustments	75,035	66,525	60,615

Net cash provided by operating activities	127,685	93,922	88,607

Cash Flows From Investing Activities
Purchase of equity securities available for sale	(306)	(446)	—
Purchase of debt securities available for sale	(261,705)	(107,899)	(393,676)
Proceeds from sale of equity securities available for sale	258	69	—
Proceeds from sales and maturities of debt securities available for sale	192,929	105,426	272,337
Capital expenditures	(3,627)	(3,007)	(3,109)
Purchase of books of business	(2,095)	(2,454)	(3,344)
Acquisition of U.S. Specialty Underwriters, Inc.(1)	—	(20,971)	(12,644)
Merger with ProCentury, net of cash acquired	—	(74,913)	—
Equity investment in insurance holding limited liability company	(14,782)	—	—
Loan receivable	—	(1,656)	(310)
Net cash deposited (withheld) in funds held	298	(3,055)	344
Other investing activities	—	(370)	—

Net cash used in investing activities	(89,030)	(109,276)	(140,402)

Cash Flows From Financing Activities
Proceeds from lines of credit	—	73,000	19,025
Payment of lines of credit	(10,375)	(12,750)	(26,025)
Book overdrafts	(141)	(384)	(39)
Dividend paid on common stock	(5,162)	(3,797)	—
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	(330)	—	(1,841)
Stock options exercised	—	4	(374)
Share repurchases of common stock(2)	(12,790)	(4,942)	—
Incremental tax benefits from stock options exercised	—	80	728
Net proceeds received from public equity offering	—	—	58,585
Other financing activities	(126)	(114)	(295)

Net cash (used in) provided by financing activities	(28,924)	51,097	49,764

Net increase (decrease) in cash and cash equivalents	9,731	35,743	(2,031)
Cash and cash equivalents, beginning of year	76,588	40,845	42,876

Cash and cash equivalents, end of year	$86,319	$76,588	$40,845

Supplemental Disclosure of Cash Flow Information:
Interest paid	$9,575	$6,513	$5,894
Net income taxes paid	$21,913	$10,855	$11,557
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Tax benefit from stock options	$—	$80	$728
Stock-based employee compensation	$—	$—	$2
Common stock portion of purchase price for acquisition of U.S. Specialty Underwriters, Inc.	$—	$—	$10,000
Common stock portion of purchase price for merger with ProCentury Corporation	$—	$122,725	$—

(1)	Effective January 31, 2008, the Company exercised its option to purchase the remainder of the economics related to the acquisition of the USSU business.
(2)	The Company repurchased 150,000 shares at the end of 2009. The cash settlement related to these share repurchases did not occur until January 2010, therefore $1.1 million was not considered a cash outflow as of December 31, 2009.

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

Meadowbrook and ProCentury entered into a merger agreement (the “Merger Agreement”) pursuant to which ProCentury and its wholly owned subsidiaries, became a wholly owned subsidiary of Meadowbrook as of August 1, 2008 (the “Merger”). Meadowbrook accounted for the Merger as a purchase business combination and applied fair value estimates to the acquired assets and liabilities of ProCentury as of August 1, 2008. The Consolidated Balance Sheets at December 31, 2009 and 2008 and the Consolidated Statements of Income for the years ended December 31, 2009 and 2008, reflect the consolidated results of Meadowbrook and ProCentury commencing on August 1, 2008. Refer to Note 2 — ProCentury Merger, for additional discussion of the Merger and a pro forma presentation of financial results of the combined company.

The Company does not consolidate its subsidiaries, Meadowbrook Capital Trust I and II (the “Trusts”), as they are not variable interest entities and the Company is not the primary beneficiary of the Trusts. The consolidated financial statements, however, include the equity earnings of the Trusts. In addition, the Company does not consolidate its subsidiary American Indemnity Insurance Company, Ltd. (“American Indemnity”). While the Company and its subsidiary Star are the common shareholders, they are not the primary beneficiaries of American Indemnity. The consolidated financial statements, however, include the equity earnings of American Indemnity. The equity earnings in the Company’s Trusts and American Indemnity are reflected in its Consolidated Statement of Income as equity earnings of unconsolidated subsidiaries.

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

Certain amounts in the 2008 and 2007 financial statements and notes to consolidated financial statements have been reclassified to conform to the 2009 presentation.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Refer to Note 3 — Investments of the Notes to Consolidated Financial Statements for further detail in regard to the Company’s investments.

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

Reserves related to the Company’s direct business and assumed business it manages directly, are established through transactions processed through the Company’s internal systems and related controls. Accordingly, case reserves are established on a current basis, therefore there is no delay or lag in reporting of losses from a ceding company, and IBNR is determined utilizing various actuarial methods based upon historical data. Ultimate reserve estimates related to assumed business from residual markets are provided by individual states on a two quarter lag and include an estimated reserve based upon actuarial methods for this lag. Assumed business that is subsequently 100% retroceded to participating reinsurers relates to business

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously discontinued and now is in run-off. Lastly, in relation to assumed business from other sources, the Company receives case and paid loss data within a forty-five day reporting period and develops estimates for IBNR based on both current and historical data.

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

The methods for making such estimates and for establishing the loss reserves and reinsurance recoverables are continually reviewed and updated. There were no significant changes in key assumptions during 2009, 2008 and 2007.

Revenue Recognition

The Company accounts for its reinsurance and insurance products in accordance with Accounting Standards Codification (“ASC”) 944 — Financial Services — Insurance.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Earnings of Affiliates

Equity earnings represent investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. The Company has an equity interest in one affiliate, and the equity earnings of this interest were recorded in net income. Equity earnings, net of tax, for 2009 were $874,000. The Company had no equity earnings related to this affiliate for 2008 and 2007. The Company did not receive any dividends from this affiliate in 2009.

Additionally, the Company is recording the equity earnings in its affiliate based on a month lag due to timing differences in respect to the availability of information, as permissible under ASC 323-10-35-6, “Investments — Equity Method and Joint Ventures — Subsequent Measurement.”

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts. The Company reduces these costs for premium deficiencies. There were no premium deficiencies for the years ended December 31, 2009, 2008 and 2007.

Participating Policyholder Dividends

The Company’s method for determining policyholder dividends is a combination of subjective and objective decisions, which may include, among other things, a loss ratio analysis for the specific program and the Company’s overall business strategy. The Company determines the total dividends to be paid and then obtains the approval of the Board of Directors to pay up to a certain amount. At December 31, 2009 and 2008, the Company had $1.3 million and $1.0 million accrued for policyholder dividends, respectively.

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

Goodwill

The Company evaluates existing goodwill for impairment on an annual basis as of October 1st, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment is performed at the reporting unit level. To test goodwill for impairment, the Company is required to estimate the fair value of each reporting unit. Since quoted market prices in an active market are not available for its reporting units, other valuation techniques are used. The Company has developed a model to estimate the fair value of its reporting units utilizing a discounted cash flow valuation technique (“DCF model”). A DCF model is selected to be comparable to what would be used by market participants to estimate fair value. The impairment test incorporates estimates of future cash flows; allocations of certain assets, liabilities and cash flows among reporting units; future growth rates; terminal value amounts; and the applicable weighted-average cost of capital used to discount those estimated cash flows. These estimates are

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on management’s judgment. The estimates and projections used in the estimate of fair value are consistent with the Company’s forecast and long-range plans.

In accordance with accounting guidance, the Company concluded its reporting units to be agency operations and specialty insurance operations. The nature of the business and economic characteristics of all agency operations and all specialty insurance operations are similar based upon, but not limited to, the following; (1) management alignment within each reporting unit, (2) the Company’s Insurance Company Subsidiaries operate under a reinsurance pooling arrangement, and (3) the Company’s ability to leverage its expertise and fixed costs within each reporting unit.

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

Stock Options

The Company, through its 2002 Amended and Restated Stock Option Plan (the “Plan”), may grant options to key executives and other members of management of the Company and its subsidiaries in amounts not to exceed 2,000,000 shares of the Company’s common stock allocated for the plan. The Plan are administered by the Compensation Committee (the “Committee”) of the Board of Directors. Option shares may be exercised subject to the terms of the Plan and the terms prescribed by the Committee at the time of grant. Currently, the Plan’s options have either five or ten-year terms and are exercisable and vest in equal increments over the option term. Since 2003, the Company has not issued any new stock options to employees. At December 31, 2009, the Company had no options outstanding.

Long Term Incentive Plan

The Company maintains a Long Term Incentive Plan (the “LTIP”). The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period. At the end of a three-year performance period, and if the performance targets for that period are achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP for the current performance period. One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock award. If the Company achieves the performance targets for the three-year performance period, payment of the cash portion of the award would be made in three annual installments, with the first payment being paid as of the end of that performance period and the remaining two payments to be paid in the subsequent two years. Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause. The portion of the award to be paid in the form of stock will be issued as of the end of that performance period. The number of shares of Company’s common stock subject to the stock award shall equal the dollar amount of one-half of the LTIP award divided by the market value of Company’s common stock on the first date of the beginning of the performance period. The stock awards shall be made subject to the terms and conditions of the LTIP and Plan. The Company accrues awards based upon the criteria set forth and approved by the Compensation Committee, as included in the LTIP. Refer to Note 13 - Variable Compensation for related disclosure on the Company’s change in the three-year performance period for its LTIP for the current plan years.

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

For the year ended December 31, 2009, there were no outstanding options that have been excluded from the diluted earnings per share. Outstanding options of 63,250 and 98,807, for the periods ended December 31, 2008 and 2007, have been excluded from the diluted earnings per share, as they were anti-dilutive. There were no shares issuable pursuant to stock options included in diluted earnings per share for the year ended December 31, 2009. Shares issuable pursuant to stock options included in diluted earnings per share were 71 and 16,495, for the years ended December 31, 2008 and 2007, respectively. Shares related to the LTIP included in diluted earnings per share were 164,894, 184,697, and 78,270 for the years ended December 31, 2009, 2008 and 2007, respectively.

Comprehensive Income

Comprehensive income encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income, net unrealized capital gains or losses on available for sale securities, and net deferred derivative gains or losses on hedging activity.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This note is convertible at the option of the Company based upon a pre-determined formula. The conversion feature of this note is considered an embedded derivative and, therefore is accounted for separately from the note. At December 31, 2009, the estimated fair value of the derivative was not material to the financial statements.

Fair Value Disclosures

Due to the short-term nature of cash and cash equivalents, premiums and agent balances receivable, reinsurance recoverables, accrued interest, and other assets their estimated fair value approximates their carrying value. Since debt and equity securities are recorded in the financial statements at their estimated fair value as securities available for sale, their carrying value is their estimated fair value. The Company’s long term debt, including its debentures, line of credit, accrued expenses and other liabilities, reinsurance balances payable are either short term in nature or based on current market prices, therefore their estimated fair value approximates their carrying value. In addition, the Company’s derivative instruments, as disclosed in Note 9 - Derivative Instruments, are recorded in accordance with related accounting guidance and, therefore are recorded at fair value.

Shareholder Rights Plan (“Rights Agreement”)

On September 15, 1999, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, at a price of $80.00 per one one-hundredth of a share of preferred stock (“the Purchase Price”), subject to adjustment.

The Rights are not exercisable until the earlier to occur of: (i) ten business days following the date of public announcement by the Company or a person or group (“Acquiring Person”) that the Acquiring Person has acquired beneficial ownership of fifteen percent or more of the outstanding shares of common stock, (ii) ten business days (or such later date as determined by the Board of Directors) following the commencement of a tender offer or exchange offer, or (iii) ten business days following the date on which a majority of the Continuing Directors (as defined in the Rights Agreement) informs the Company of the existence of an Acquiring Person (“the Distribution Date”). The Rights Agreement expired on October 15, 2009.

Revision to Previously Reported Statement of Cash Flows for December 31, 2008

As previously disclosed in the Company’s Form 10-Q for the period ended September 30, 2009, the Company’s Consolidated Statements of Cash Flows for certain prior periods, as further described below, include revised amounts from those previously reported within cash flows from operating activities and investing activities. These revisions to the previously reported Consolidated Statements of Cash Flows are primarily the result of the following items:

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, as a result of the above, the Company revised its previously reported Consolidated Statement of Cash Flows for the period ended December 31, 2008. These revisions did not have any impact on the balance sheet, income statements, statement of shareholders’ equity, and statement of other comprehensive income, previously reported by the Company.

The following table reflects only the line items and subtotals within the Statements of Cash Flows for the year ended December 31, 2008, which are revised (in thousands):

	For the Year Ended December 31, 2008
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

In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments — Transition and Open Effective Date Information” (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10-65-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65-1 became effective for periods ending after June 15, 2009. The Company adopted ASC 825-10-65-1 in the second quarter of 2009 and began providing the additional required disclosure information.

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

In June 2009, the FASB issued ASC 810 “Consolidation” (previously SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” ASC 810 contains consolidation guidance applicable to variable interest entities. The guidance further requires enhanced disclosures, including disclosure of significant judgments and

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions as to whether a variable interest entity must be consolidated, and how involvement with the variable interest entity affects a company’s financial statements. The guidance is effective for annual periods beginning after November 15, 2009. Upon adoption of this guidance, the Company will need to reconsider its consolidation conclusions for all entities with which it is involved. The Company has evaluated the impact on its adoption of ASC 810 and has concluded that the adoption would not have a material impact on its financial condition and results of operations.

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

The Company’s allocation period for purchase accounting adjustments closed during the third quarter of 2009. As a result of the purchase accounting adjustments made in 2009, the final goodwill related to the Merger was $59.3 million as of December 31, 2009.

ProCentury is a specialty insurance company, which primarily underwrites general liability, commercial property, environmental, garage, commercial multi-peril, commercial auto, surety, and marine insurance primarily in the excess and surplus lines, or “non-admitted” market through a select group of general agents. The excess and surplus lines market provides insurance coverage for customers with hard-to-place risks that standard or admitted insurers typically choose not to insure.

The combined company maintained the Meadowbrook Insurance Group, Inc. name and the New York Stock Exchange symbol of “MIG.”

Twelve and five months of earnings of ProCentury are included in the financial statements of the Company as of and for the years ended December 31, 2009, and 2008, respectively.

As described above, the purchase price consisted of both cash and stock consideration. The value of the equity issued, in accordance with ASC 805 “Business Combinations” was based on an average of the closing prices of Meadowbrook common shares for the two trading days before through the two trading days after Meadowbrook announced the final exchange ratio on July 24, 2008. The purchase price also includes the transaction costs incurred by Meadowbrook. The purchase price, as adjusted through December 31, 2008 and

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as adjusted through December 31, 2009, which was based on the Company’s final review in the third quarter of 2009, was calculated as follows (in thousands):

	As Adjusted	Subsequent	As Adjusted
	Through	Purchase	Through
	December 31,	Accounting	December 31,
	2008	Adjustments	2009

Cash consideration portion of purchase price	$99,073	$—	$99,073
Value of equity issued for stock consideration portion of purchase price	122,725	—	122,725
Transaction related costs of Meadowbrook	5,949	(184)	5,765

Purchase price	$227,747	$(184)	$227,563

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

	As Adjusted	Subsequent	As Adjusted
	Through	Purchase	Through
	December 31,	Accounting	December 31,
	2008	Adjustments	2009
	(In thousands)

ASSETS
Cash	$23,248	$—	$23,248
Investments	412,542	—	412,542
Agent balances	36,497	—	36,497
Deferred policy acquisition costs	27,435	—	27,435
Federal income taxes recoverable	7,386	—	7,386
Deferred taxes	7,451	—	7,451
Reinsurance recoverables	45,522	—	45,522
Prepaid insurance premiums	17,695	—	17,695
Goodwill	59,490	(186)	59,304
Other intangible assets	26,000	—	26,000
Other assets(1)	27,164	2	27,166

Total Assets	$690,430	$(184)	$690,246

LIABILITIES
Losses and loss adjustment expenses	$289,533	$—	$289,533
Unearned premiums	126,259	—	126,259
Reinsurance funds held and balances payable	13,911	—	13,911
Debentures	25,000	—	25,000
Other liabilities(1)	7,980	—	7,980

Total Liabilities	462,683	—	462,683

Purchase price	$227,747	$(184)	$227,563

(1)	Other assets include a receivable of $11.6 million and other liabilities include a payable of $4.7 million, both of which represent a pre-merger transaction with the Company. The pre-merger receivable and payable with the Company were eliminated upon consolidation of the combined company.

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

The estimated fair value of investments in securities is determined based on published market quotations and broker/dealer quotations. The cost or amortized cost, gross unrealized gains, losses, and other than temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at December 31, 2009 and 2008 were as follows (in thousands):

	December 31, 2009
				Gross
	Cost or	Gross	Gross	Unrealized	Estimated
	Amortized	Unrealized	Unrealized	Non-Credit	Fair
	Cost	Gains	Losses	OTTI(1)	Value

Debt Securities:
U.S. Government and agencies	$26,177	$1,037	$(60)	$—	$27,154
Obligations of states and political subs	499,384	21,566	(816)	—	520,134
Corporate securities	257,187	10,872	(892)	(22)	267,145
Redeemable preferred stocks	2,689	1,349	(38)	—	4,000
Residential mortgage-backed securities	214,562	11,379	(114)	(615)	225,212
Commercial mortgage-backed securities	24,015	292	(579)	—	23,728
Asset-backed securities	21,440	983	(181)	(1,061)	21,181

Total Debt Securities available for sale	1,045,454	47,478	(2,680)	(1,698)	1,088,554

Equity Securities:
Perpetual preferred stock	12,131	1,350	(168)	—	13,313
Common stock	14,788	691	(450)	—	15,029

Total Equity Securities available for sale	26,919	2,041	(618)	—	28,342

Total Securities available for sale	$1,072,373	$49,519	$(3,298)	$(1,698)	$1,116,896

(1)	Includes unrealized gains (losses) related to securities with non-credit OTTI.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
				Gross
	Cost or	Gross	Gross	Unrealized	Estimated
	Amortized	Unrealized	Unrealized	Non-Credit	Fair
	Cost	Gains	Losses	OTTI	Value

Debt Securities:
U.S. Government and agencies	$51,248	$5,015	$—	$—	$56,263
Obligations of states and political subs	475,369	8,429	(3,876)	—	479,922
Corporate securities	143,916	1,815	(4,505)	—	141,226
Redeemable preferred stocks	2,689	25	(444)	—	2,270
Residential mortgage-backed securities	247,949	10,090	(2,562)	—	255,477
Commercial mortgage-backed securities	28,168	48	(3,554)	—	24,662
Asset-backed securities	28,274	366	(1,977)	—	26,663

Total Debt Securities available for sale	977,613	25,788	(16,918)	—	986,483

Equity Securities:
Perpetual preferred stock	12,945	58	(2,524)	—	10,479
Common stock	14,715	—	(2,617)	—	12,098

Total Equity Securities available for sale	27,660	58	(5,141)	—	22,577

Total Securities available for sale	$1,005,273	$25,846	$(22,059)	$—	$1,009,060

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31,	December 31,
	2009	2008

Unrealized gains	$49,519	$25,846
Unrealized losses	(3,298)	(22,059)
Non-credit OTTI(1)	(1,698)	—

Net unrealized gains	44,523	3,787
Deferred federal income tax expense	(15,583)	(1,325)
Valuation allowance adjustment on deferred income taxes	694	—

Net unrealized gains on investments, net of deferred federal income taxes	$29,634	$2,462

(1)	Includes unrealized gains (losses) related to securities with non-credit OTTI.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net realized (losses) gains on securities, including OTTI, for the three years ended December 31, 2009, 2008, and 2007 were as follows (in thousands):

	December 31,
	2009	2008	2007
Realized (losses) gains:
Debt securities:
Gross realized gains	$3,977	$352	$88
Gross realized losses	(3,587)	(3,266)	(252)

Total debt securities	390	(2,914)	(164)

Equity Securities:
Gross realized gains	70	—	—
Gross realized losses	(858)	(8,655)	—

Total equity securities	(788)	(8,655)	—

Net realized losses	$(398)	$(11,569)	$(164)

OTTI included in realized losses on securities above	$(3,469)	$(11,719)	$—

Proceeds from the sales of fixed maturity securities available for sale were $62.5 million, $33.7 million, and $222.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$36,235	$37,110
Due after one year through five years	155,315	164,892
Due after five years through ten years	423,408	442,110
Due after ten years	170,479	174,321
Mortgage-backed securities, collateralized obligations and asset-backed securities	260,017	270,121

	$1,045,454	$1,088,554

Net investment income for the three years ended December 31, 2009, 2008, and 2007 was as follows (in thousands):

	December 31,
	2009	2008	2007

Net Investment Income Earned From:
Debt securities	$48,187	$33,906	$23,746
Equity Securities	2,168	1,105	25
Cash and cash equivalents	1,057	2,485	3,224

Total gross investment income	51,412	37,496	26,995
Less investment expenses	1,046	872	595

Net investment income	$50,366	$36,624	$26,400

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States Government obligations, municipal bonds, and bank certificates of deposit aggregating $98.5 million and $100.9 million were on deposit at December 31, 2009 and 2008, respectively, with state regulatory authorities or otherwise pledged as required by law or contract.

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments

At December 31, 2009 and 2008, the Company had 127 and 365 securities that were in an unrealized loss position, respectively. Of the securities held at December 31, 2009, forty-one had an aggregate $30.0 million and $2.3 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. At December 31, 2008, twenty three securities had an aggregate $24.5 million and $3.7 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

After the Company’s review of its investment portfolio in relation to this policy, the Company recorded an OTTI loss of $5.2 million for the year ended December 31, 2009, of which a non-credit related OTTI loss of $1.7 million was recognized in other comprehensive income, resulting in a credit related OTTI loss of $3.5 million. For the year ended December 31, 2008, the Company recorded an OTTI loss of $11.7 million.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows for the periods ended (in thousands):

	December 31, 2009
	Less than 12 months		Greater than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments	Unrealized	Investments	Unrealized	Investments	Unrealized
	with	Losses and	with	Losses and	with	Losses and
	Unrealized	Non-Credit	Unrealized	Non-Credit	Unrealized	Non-Credit
	Losses	OTTI	Losses	OTTI	Losses	OTTI

Debt Securities:
U.S. Government and agencies	$3,546	$(60)	$—	$—	$3,546	$(60)
Obligations of states and political subs	53,577	(640)	7,115	(176)	60,692	(816)
Corporate securities	55,276	(912)	199	(2)	55,475	(914)
Redeemable preferred stocks	—	—	721	(38)	721	(38)
Residential mortgage-backed securities	5,971	(79)	4,596	(650)	10,567	(729)
Commercial mortgage-backed securities	3,286	(20)	8,109	(559)	11,395	(579)
Asset-backed securities	3,177	(972)	1,354	(270)	4,531	(1,242)

Total Debt Securities	124,833	(2,683)	22,094	(1,695)	146,927	(4,378)

Equity Securities:
Perpetual preferred stock	103	(24)	2,862	(144)	2,965	(168)
Common stock	—	—	5,074	(450)	5,074	(450)

Total Equity Securities	103	(24)	7,936	(594)	8,039	(618)

Total Securities	$124,936	$(2,707)	$30,030	$(2,289)	$154,966	$(4,996)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Less than 12 months		Greater than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments	Unrealized	Investments	Unrealized	Investments	Unrealized
	with	Losses and	with	Losses and	with	Losses and
	Unrealized	Non-Credit	Unrealized	Non-Credit	Unrealized	Non-Credit
	Losses	OTTI	Losses	OTTI	Losses	OTTI

Debt Securities:
U.S. Government and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subs	130,948	(3,516)	4,778	(360)	135,726	(3,876)
Corporate securities	71,600	(3,577)	8,141	(928)	79,741	(4,505)
Redeemable preferred stocks	1,362	(444)	—	—	1,362	(444)
Residential mortgage-backed securities	9,739	(2,562)	—	—	9,739	(2,562)
Commercial mortgage-backed securities	12,345	(2,140)	10,136	(1,414)	22,481	(3,554)
Asset-backed securities	21,807	(999)	1,464	(978)	23,271	(1,977)

Total Debt Securities	247,801	(13,238)	24,519	(3,680)	272,320	(16,918)

Equity Securities:
Perpetual preferred stock	9,360	(2,524)	—	—	9,360	(2,524)
Common stock	11,806	(2,617)	—	—	11,806	(2,617)

Total Equity Securities	21,166	(5,141)	—	—	21,166	(5,141)

Total Securities	$268,967	$(18,379)	$24,519	$(3,680)	$293,486	$(22,059)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of April 1, 2009	$(46)
Additional credit impairments on:
Previously impaired securities	(459)
Securities for which an impairment was not previously recognized	(42)
Reductions	—

Balance as of December 31, 2009	$(547)

4.	Fair Value Measurements

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

The fair value measurements of a slight portion of the Company’s fixed income securities, comprising 2.9% of the fair value of the total fixed income portfolio, were based on Level 1 inputs.

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

The fair value measurements for sixteen securities, comprising 0.4% of the fair value of the total fixed income portfolio, were based on Level 3 inputs, due to the limited availability of corroborating market data. Inputs for valuation of these securities included benchmark yields, broker quotes, and models based on cash flows and other inputs.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of December 31, 2009 (in thousands):

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
	2009	Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Debt Securities:
U.S. Government and agencies	$27,154	$—	$27,154	$—
Obligations of states and political subs	520,134	—	520,134	—
Corporate securities	267,145	—	266,455	690
Redeemable preferred stocks	4,000	4,000
Residential mortgage-backed securities	225,212	—	225,210	2
Commercial mortgage-backed securities	23,728	—	23,681	47
Asset-backed securities	21,181	—	17,759	3,422

Total Debt Securities available for sale	1,088,554	4,000	1,080,393	4,161

Equity Securities:
Perpetual preferred stock	13,313	13,313	—	—
Common stock	15,029	15,029	—	—

Total Equity Securities available for sale	28,342	28,342	—	—

Total Securities available for sale	$1,116,896	$32,342	$1,080,393	$4,161

Derivatives — interest rate swaps	$(5,928)	$—	$(5,928)	$—

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

Fair Value
Measurement
Using
Significant
Unobservable
Inputs - Level 3

Balance as of January 1, 2009	$11,991
Total gains or losses (realized/unrealized):
Included in earnings	(83)
Included in other comprehensive income	(347)
Purchases, issuances and settlements	1,987
Transfers in and out of Level 3	(9,387)

Balance as of December 31, 2009	$4,161

Total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(237)

Items Measured at Fair Value on a Nonrecurring Basis

At December 31, 2009, as classified by the valuation hierarchy, the Company held seven Level 2 and three Level 3 available for sale securities measured at fair value on a nonrecurring basis.

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

	For the Years Ended December 31,
	2009	2008	2007

Balance, beginning of year	$885,697	$540,002	$501,077
Less reinsurance recoverables	260,366	198,461	198,422

Net balance, beginning of year	625,331	341,541	302,655
Additional net reserves acquired at August 1, 2008(1)	—	247,739	—

Total beginning reserves	625,331	589,280	302,655

Incurred related to:
Current year	335,757	229,657	158,060
Prior years	(28,670)	(16,772)	(7,091)

Total incurred	307,087	212,885	150,969

Paid related to:
Current year	76,517	56,914	30,303
Prior years	173,525	119,920	81,780

Total paid	250,042	176,834	112,083

Net balance, end of year	682,376	625,331	341,541
Plus reinsurance recoverables	266,801	260,366	198,461

Balance, end of year	$949,177	$885,697	$540,002

(1)	Amount represents the fair value of the reserves acquired from ProCentury. Please refer to Note 2 — ProCentury Merger for related disclosures.

As a result of favorable development on prior accident years’ reserves, the provision for loss and loss adjustment expenses (“LAE”) decreased by $28.7 million, $16.8 million, and $7.1 million in calendar years 2009, 2008, and 2007, respectively.

For the year ended December 31, 2009, the Company reported net favorable development on loss and LAE of $28.7 million, or 4.6% of $625.3 million of beginning net loss and LAE reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2009. The $28.7 million of favorable development reflects favorable development of $9.4 million, $7.8 million, $4.1 million, $3.8 million, and $3.6 million related to commercial multiple peril, workers’ compensation programs, commercial auto programs, other lines of business and the residual markets, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.	Reinsurance

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

The Company receives ceding commissions in conjunction with reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $16.7 million, $12.6 million, and $10.2 million in 2009, 2008, and 2007, respectively.

At December 31, 2009 and 2008, the Company had reinsurance recoverables for paid and unpaid losses of $274.5 million and $268.7 million, respectively.

In regard to the Company’s excess-of-loss reinsurance, the Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company generally does not seek collateral where the reinsurer is rated “A−” or better by A.M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. As of December 31, 2009, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 23.4% of the total recoverable for paid and unpaid losses.

In regard to the Company’s risk-sharing partners, the Company manages credit risk on reinsurance recoverables by reviewing the financial stability, capitalization, and credit worthiness of prospective or existing reinsurers or partners. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the Company’s workers’ compensation reinsurance treaty, reinsurers are responsible for 100% of each loss in excess of $1.0 million, up to $5.0 million for each claimant. In addition, there is coverage for loss events involving more than one claimant up to $75.0 million per occurrence in excess of the $1.0 million retention. In a loss event involving more than one claimant, the per claimant coverage is $9.0 million in excess of the $1.0 million retention.

Under the Company’s core casualty reinsurance treaty, reinsurers are responsible for 60% of each loss in excess of $500,000, up to $1.0 million and 100% of the next $6.0 million, per occurrence. The Company also maintains an additional $3.0 million in clash protection to cover all casualty lines other than workers’ compensation, where two or more policies or coverage parts are triggered in an event. Additionally the Company maintains an awards made cover for judgments in excess of policy limits or extra contractual obligations arising under all casualty lines other than workers’ compensation. Reinsurers are responsible for 100% of $10.0 million each award in excess of a $500,000 retention.

The Company has a separate treaty to cover liability specifically related to commercial trucking, whereby reinsurers are responsible for 100% of each loss in excess of $500,000, up to $2.0 million per occurrence. In addition, the Company has a separate treaty to cover risks related to the agricultural industry. Under the agriculture treaty reinsurers are responsible for 100% of each loss in excess of $500,000 up to $1.0 million per occurrence for casualty and up to $10.0 million for property each risk.

Under the Company’s property reinsurance treaty, reinsurers are responsible for 100% of the amount of each loss, each risk, in excess of $1.0 million, up to $10.0 million per risk. The Company has $36.0 million in catastrophe coverage for loss events involving multiple locations after the Company has incurred a $4.0 million net loss per occurrence.

The Company has a separate treaty to cover excess liability related to public entity risks. Reinsurers are responsible for 100% of $4.0 million in excess of $1.0 million for each occurrence in excess of the policyholders’ self-insured retentions. In addition, the Company maintains coverage for 100% of $10.0 million in excess of $5.0 million each loss occurrence for all lines, except workers’ compensation, which is covered by the Company’s core catastrophic workers’ compensation treaty structure up to $75.0 million per occurrence.

The Company maintains a separate reinsurance agreement, which provides reinsurance coverage for excess workers’ compensation business. Reinsurers are responsible for 80% of the difference between $2.0 million and the policyholder’s self-insured retention for each occurrence. Reinsurers are then responsible for 100% of $8.0 million in excess of $2.0 million for each occurrence. Coverage in excess of $10.0 million up to $75.0 million per occurrence is covered by the Company’s core catastrophic workers’ compensation treaty.

The Company maintains a variable quota share reinsurance treaty for its ocean marine business, which allows for a proportionate sharing of premium and losses. The percentage of ceded reinsurance increases as the limit on the policy increases. The maximum risk limit is $5.0 million, with reinsurers responsible for a

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proportionate share of limits up to $4.0 million while the Company’s retention is limited to its proportional share up to a maximum of $1.0 million.

Under a variable quota share reinsurance treaty for surety bonds underwritten by the Company, the percentage of ceded reinsurance increases as the bond value increases. The maximum bond value under the treaty is $10.0 million and the reinsurers are responsible for limits up to $7.5 million, while the Company’s retention is limited to its proportional share up to $2.5 million.

The Company is an assuming reinsurer for certain bond business underwritten by certain unaffiliated insurance companies, with maximum liability under these agreements of $500,000.

Additionally, certain small programs have separate semi-automatic reinsurance treaties in place, which limit the Company’s exposure to $500,000 or less.

The Company may seek special acceptances to treaty structures or purchase facultative reinsurance for property values in excess of $10.0 million, casualty limits in excess of $5.0 million, or for coverage excluded by a treaty.

Reconciliations of direct to net premiums, on a written and earned basis, for 2009, 2008, and 2007 are as follows (in thousands):

	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned

Direct	$678,380	$637,043	$449,618	$441,709	$307,266	$266,049
Assumed	10,307	7,815	8,065	14,073	39,184	71,050
Ceded	(108,669)	(105,256)	(82,489)	(86,061)	(66,239)	(68,902)

Net	$580,018	$539,602	$375,194	$369,721	$280,211	$268,197

One reinsurer, with an A.M. Best financial strength rating of “B++” (Good), accounts for 8.3% of ceded premiums in 2009.

7.	Segment Information

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

Specialty Insurance Operations

The specialty insurance operations segment, which includes insurance company specialty programs and fee-for-service specialty or managed programs, focuses on specialty or niche insurance business. Specialty insurance operations provide services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage, including workers’ compensation, commercial multiple peril, general liability, commercial auto liability, excess and surplus lines, environmental, garage, surety, legal, professional liability, errors & omissions, inland marine, and other lines of business. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of the Company’s agents. The Company recognizes revenue related to the services and coverages the specialty insurance operations provides within seven categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, and net realized gains (losses).

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company included the results of operations related to ProCentury within the specialty insurance operations.

In July 2009, the Company’s subsidiary, Star, purchased a 28.5% ownership interest in an insurance holding limited liability company. The Company’s ownership interest is significant, but is less than a majority ownership and, therefore, is accounted for under the equity method of accounting. Therefore, the Company’s subsidiary, Star, recognized 28.5% of the profits and losses as a result of this equity interest ownership. For segment reporting purposes, the equity earnings related to this investment is shown gross of tax. Equity earnings of affiliates, as shown below, relates to the Company’s proportionate share of this investment, which management considers to be consistent with it specialty insurance operations and, therefore, the Company has included the respective equity earnings within the specialty insurance operations segment.

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

The following table sets forth the segment results (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Revenues
Net earned premiums	$539,602	$369,721	$268,197
Management fees	18,901	21,168	23,963
Claims fees	7,428	8,879	9,025
Loss control fees	1,975	2,069	2,151
Reinsurance placement	931	728	929
Investment income	49,910	35,888	25,487
Net realized (losses) gains	(225)	(11,422)	150

Specialty insurance operations	618,522	427,031	329,902
Agency operations	9,561	11,064	11,316
Holding Company interest income earned	456	736	913
Intersegment revenue	(915)	(1,004)	(1,396)

Consolidated revenue	$627,624	$437,827	$340,735

Pre-tax income:
Specialty insurance operations	$97,346	$60,125	$47,898
Agency operations(1)	(1,010)	1,142	2,087
Non-allocated expenses	(21,883)	(17,472)	(10,598)

Consolidated	74,453	43,795	39,387
Less: Equity earnings of affiliates, gross of tax, which were included in specialty insurance operations	1,344	—	—

Consolidated pre-tax income	$73,109	$43,795	$39,387

(1)	The Company’s agency operations include an allocation of corporate overhead, which includes expenses associated with accounting, information services, legal, and other corporate services. The corporate

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

overhead allocation excludes those expenses specific to the holding company. For the years ended December 31, 2009, 2008, and 2007, the allocation of corporate overhead to the agency operations segment was $3.4 million, $2.8 million, and $2.8 million, respectively.

The following table sets forth the non-allocated expenses included in pre-tax income (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Holding company expenses	$(5,506)	$(3,481)	$(2,638)
Amortization	(5,781)	(6,310)	(1,930)
Interest expense	(10,596)	(7,681)	(6,030)

	$(21,883)	$(17,472)	$(10,598)

8.	Debt

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of its Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. As of December 31, 2009, the outstanding balance on its term loan facility was $49.9 million. The Company did not have an outstanding balance on its revolving credit facility as of December 31, 2009. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. These Credit Facilities replaced the Company’s prior revolving credit agreement, which was terminated upon the execution of the Credit Facilities. At December 31, 2008, the Company had an outstanding balance of $60.3 million on its term loan and did not have an outstanding balance on its revolving credit facility.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate. The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities. At December 31, 2009, the interest rate on the Company’s term loan was 5.95%, which consisted of a fixed rate of 3.95%, as described in Note 9 — Derivative Instruments, plus an applicable margin of 2.00%.

The debt financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best Company rating of “B++.” As of December 31, 2009, the Company was in compliance with these debt covenants.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

				Interest
				Rate at
				December 31,
	Year			2009	Principal
Description	Callable	Year Due	Interest Rate Terms	(1)	Amount

Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.30%	$10,310
Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.27%	13,000
Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.46%	12,000
Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.83%	20,620
Junior subordinated debentures(2)	2007	2032	Three-month LIBOR, plus 4.00%	4.26%	15,000
Junior subordinated debentures(2)	2008	2033	Three-month LIBOR, plus 4.10%	4.37%	10,000

Total					$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)	Represents the junior subordinated debentures acquired in conjunction with the Merger.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

					Fixed
					Amount at
	Expiration		Counterparty		December 31,
Effective Date	Date	Debt Instrument	Interest Rate Terms	Fixed Rate	2009

10/06/2005	09/16/2010	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	8.340%	$20,000
04/23/2008	05/24/2011	Senior debentures	Three-month LIBOR, plus 4.20%	7.720%	7,000
04/23/2008	06/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
04/29/2008	04/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
07/31/2008	07/31/2013	Term loan(1)	Three-month LIBOR	3.950%	49,875
08/15/2008	08/15/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.780%	10,000
09/04/2008	09/04/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.790%	15,000

(1)	Relates to the Company’s term loan, which has an effective date of July 31, 2008 and an expiration date of July 31, 2013. The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. The Company fixed only the variable interest portion of the loan. As of December 31, 2009, the actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the credit agreement.

(2)	Relates to the debentures acquired from the ProCentury merger. The Company fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

In relation to the above interest rate swaps, the net interest expense incurred for the year ended December 31, 2009 and 2008 was approximately $4.1 million and $763,000, respectively. The net interest income received for the year ended December 31, 2007, was approximately $172,000.

As of December 31, 2009 and 2008, the total fair value of the interest rate swaps was approximately ($5.9 million) and ($8.9 million), respectively. At December 31, 2009 and 2008, accumulated other comprehensive income, included accumulated loss on the cash flow hedge, net of taxes, of approximately $3.9 million and $5.8 million, respectively.

On May 24, 2009, the interest rate swap for the $5.0 million portion of the Company’s $12.0 million senior debenture expired. As of December 31, 2009, the Company did not enter into another interest rate swap transaction for this portion of its debt. Therefore, the associated interest expense is no longer at a fixed amount and will fluctuate in accordance with the debt terms, as described within Note 8 — Debt.

In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due December 20, 2010. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder then pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and has

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula. The conversion feature of this note is considered an embedded derivative and, therefore is accounted for separately from the note. At December 31, 2009, the estimated fair value of the derivative was not material to the financial statements.

10.	Regulatory Matters and Rating Issues

A significant portion of the Company’s consolidated assets represents assets of its Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is limited by regulatory guidelines. These guidelines specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2009 is $39.5 million without prior regulatory approval. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $51.1 million of extraordinary dividends in 2009 subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from the Company’s Insurance Company Subsidiaries to its holding company were $39.5 million and $46.2 million in 2009 and 2008, respectively.

Summarized 2009 and 2008 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, is as follows (in thousands):

2009:	Star	Savers	Williamsburg	Ameritrust	Century	PIC

Statutory capital and surplus	$207,035	$44,419	$22,896	$20,231	$144,812	$29,096
RBC authorized control level	$47,103	$8,180	$4,230	$3,665	$24,271	$5,916
Statutory net income	$25,379	$6,784	$3,035	$2,994	$26,622	$(1,557)

2008:	Star	Savers	Williamsburg	Ameritrust	Century	PIC

Statutory capital and surplus	$199,889	$42,718	$21,945	$19,177	$122,948	$31,228
RBC authorized control level	$36,244	$6,499	$3,382	$2,893	$33,918	$2,860
Statutory net income	$27,179	$6,546	$2,783	$2,671	$(11,227)	$2,371

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. The Company’s targets for gross and net written premium to statutory surplus are 2.75 to 1.0 and 2.25 to 1.0, respectively. As of December 31, 2009, on a statutory consolidated basis, the gross and net premium leverage ratios were 2.0 to 1.0 and 1.6 to 1.0, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital, defined as the total of its statutory capital, surplus and asset valuation reserve, to its risk-based capital.

At December 31, 2009, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required. At December 31, 2009 and 2008, the Company’s consolidated statutory surplus was $351.8 million and $322.8 million, respectively.

Currently, the Company’s financial strength rating from A.M. Best is “A−” (Excellent) for its Insurance Company Subsidiaries. A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders.

11.	Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Balance, beginning of period	$56,454	$26,926	$27,902
Additional deferred policy acquisition costs at August 1, 2008(1)	—	27,436	—
Acquisition costs deferred	114,103	54,652	37,395
Amortized to expense during the period	(101,770)	(52,560)	(38,371)

Balance, end of period	$68,787	$56,454	$26,926

(1)	Deferred policy acquisition costs activity for 2008 includes that related to ProCentury of $27.4 million added at August 1, 2008.

The Company reduces deferred policy acquisition costs for premium deficiencies. There were no premium deficiencies at December 31, 2009, 2008, and 2007.

12.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Current tax expense	$18,036	$13,925	$13,264
Deferred tax expense (benefit)	3,285	2,742	(1,538)

Total provision for income tax expense	$21,321	$16,667	$11,726

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s tax provision on income from operations to the U.S. federal income tax rate of 35% is as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Tax provision at statutory rate	$25,588	$15,338	$13,760
Tax effect of:
Tax exempt interest	(5,145)	(3,840)	(2,832)
Deferred tax asset valuation allowance	710	4,688	—
State income taxes, net of federal benefit	291	365	610
Other, net	(123)	116	188

Federal and state income tax expense	$21,321	$16,667	$11,726

Effective tax expense rate	29.2%	38.0%	29.8%

At December 31, 2009 and 2008, the current taxes receivable were $4.4 million and $2.7 million, respectively.

Deferred federal income taxes reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The components of deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	2009		2008
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Unpaid losses and loss adjustment expenses	$26,681	$—	$25,705	$—
Unearned premium reserves	20,381	—	17,519	—
Unrealized loss / gains on investments	—	13,508	1,803	—
Deferred policy acquisition costs	—	24,075	—	19,759
Goodwill	—	4,580	—	3,524
Amortization of intangible assets	—	7,015	—	8,426
Other than temporary impairment losses on investments and purchase accounting adjustments	13,168	—	16,171	—
Other, net	3,274	—	1,894	—

Total deferred taxes	63,504	49,178	63,092	31,709

Net deferred tax assets before valuation allowance	14,326		31,383
Valuation allowance	(8,681)		(8,665)

Net deferred tax assets	$5,645		$22,718

At December 31, 2009 and 2008, the Company had a net deferred tax asset of $5.6 million and $22.7 million, respectively. Realization of the deferred tax asset is dependent upon generating sufficient taxable income to absorb the applicable reversing temporary differences. A valuation allowance is established if, based upon certain facts and/or circumstances, management believes some or all of certain tax assets will not be realized. At December 31, 2009 and 2008, the Company had a valuation allowance of $8.7 million and

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8.7 million, respectively, related to unrealized losses on equity securities and other than temporary impairments that, upon realization, could not be offset by past or future capital gains. During 2009, a decrease in the valuation allowance of $694,000 was recorded through other comprehensive income. This was offset by an increase in the valuation allowance of $710,000 that was recorded through the statement of operations. During 2008, $4.0 million of the valuation allowance was recorded as an adjustment to goodwill and the remainder was recorded through the statement of operations. Management periodically evaluates the adequacy of the valuation allowances, taking into account open tax positions, tax assessments received and tax law changes. This evaluation involves the use of estimates and a high degree of management judgment. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities and reserves.

At December 31, 2009 and 2008, the Company did not have any unrecognized tax benefits. Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of December 31, 2009 and December 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Tax returns for all years after 2005 are subject to future examination by tax authorities.

13.	Variable Compensation

Stock Options

The Company has the ability to issue stock options pursuant to its 2002 Amended and Restated Stock Option Plan (the “Plan”). Currently, the Plan has either five or ten-year option terms and are exercisable and vest in equal increments over the option term. Since 2003, the Company has not issued any new stock options to employees. As of December 31, 2009, the Company had no options outstanding.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2008, the Company achieved its specified financial goals for the 2007-2008 plan years. On February 13, 2009, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of the LTIP award for the 2007-2008 plan years, which included both a cash and stock award. The total cash distribution was $1.6 million, of which approximately $530,000 was paid out in 2009 with the remainder to be paid out in 2010 and 2011. The stock portion of the LTIP award was $1.6 million, which resulted in the issuance of 161,686 shares of the Company’s common stock. Of the 161,686 shares issued, 55,968 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. The stock portion of the award was fully expensed as of December 31, 2008. The cash portion of the award is being expensed over a four-year period. In addition, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the new performance targets for the 2009-2011 plan years. The Company began accruing for the LTIP payout for the 2009-2011 plan years as of March 31, 2009.

At December 31, 2009, the Company had approximately $1.3 million and approximately $1.0 million accrued for the cash and stock award, respectively, for all plan years under the LTIP. As previously indicated, the stock portion for the 2007-2008 plan years was fully expensed as of December 31, 2008. At December 31, 2008, the Company had $1.6 million and $1.6 million accrued for the cash and stock award, respectively, for all plan years under the LTIP. Shares related to the Company’s LTIP included in diluted earnings per share were 164,894 and 184,697 for the years ended December 31, 2009 and 2008, respectively.

Deferred Compensation Plan

The Company maintains an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company maintains the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess Plan is funded solely by the participating employees and maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. At December 31, 2009 and 2008, the Company had $1.3 million and $690,000 accrued for the Excess Plan, respectively.

14.	Shareholders’ Equity

At December 31, 2009, shareholders’ equity was $502.9 million, or a book value of $9.06 per common share, compared to $438.2 million, or a book value of $7.64 per common share, at December 31, 2008.

In July 2008, the Company’s Board of Directors authorized management to purchase up to 3,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. For the year ended December 31, 2009, the Company purchased and retired 1.9 million shares of common stock for a total cost of approximately $13.9 million. For the year ended December 31, 2008, the Company purchased and retired 800,000 shares of common stock for a total cost of approximately $4.9 million.

At the Company’s regularly scheduled board meeting on February 12, 2010, its Board of Directors authorized management to purchase up to 5.0 million shares of the Company’s common stock in market

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions for a period not to exceed twenty-four months. This share repurchase plan replaced the existing share repurchase plan authorized in July 2008.

On February 13, 2009, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of its LTIP award for the 2007-2008 plan years, which included both a cash and stock award. The stock portion of the LTIP award was $1.6 million, which resulted in the issuance of 161,686 shares of the Company’s common stock. Of the 161,686 shares issued, 55,968 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant. Refer to Note 13 — Variable Compensation for further detail. The retirement of the shares for the associated withholding taxes reduced the Company’s paid in capital by approximately $329,000.

For the years ended December 31, 2009 and 2008, cash dividends paid to common shareholders totaled $5.2 million and $3.8 million, respectively. On February 12, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.03 per common share. The dividend is payable on April 5, 2010, to shareholders of record as of March 19, 2010.

When evaluating the declaration of a dividend, the Company’s Board of Directors considers a variety of factors, including but not limited to, cash flow, liquidity needs, results of operations, industry conditions, and our overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its Insurance Company Subsidiaries.

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2009	2008	2007

Net income, as reported	$52,650	$27,397	$27,992

Common shares:
Basic
Weighted average shares outstanding	57,248,497	44,810,944	33,007,200

Diluted
Weighted average shares outstanding	57,248,497	44,810,944	33,007,200
Dilutive effect of:
Stock options	—	71	16,495
Share awards under long term incentive plan	164,894	184,697	78,270

Total	57,413,391	44,995,712	33,101,965

Net income per common share
Basic	$0.92	$0.61	$0.85
Diluted	$0.92	$0.61	$0.85

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Goodwill and Other Intangible Assets

Goodwill

The Company evaluates existing goodwill for impairment on an annual basis as of October 1st, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment is performed at the reporting unit level. To test goodwill for impairment, the Company is required to estimate the fair value of each reporting unit. Since quoted market prices in an active market are not available for its reporting units, other valuation techniques are used. The Company has developed a model to estimate the fair value of its reporting units utilizing a discounted cash flow valuation technique (“DCF model”). A DCF model is selected to be comparable to what would be used by market participants to estimate fair value. The impairment test incorporates estimates of future cash flows; allocations of certain assets, liabilities and cash flows among reporting units; future growth rates; terminal value amounts; and the applicable weighted-average cost of capital used to discount those estimated cash flows. These estimates are based on management’s judgment. The estimates and projections used in the estimate of fair value are consistent with our forecast and long-range plans.

In accordance with accounting guidance, the Company concluded its reporting units to be agency operations and specialty insurance operations. The nature of the business and economic characteristics of all agency operations and all specialty insurance operations are similar based upon, but not limited to, the following; (1) management alignment within each reporting unit, (2) the Company’s Insurance Company Subsidiaries operate under a reinsurance pooling arrangement, and (3) the ability of the Company to leverage its expertise and fixed costs within each reporting unit.

		Specialty
		Insurance
	Agency Operations	Operations	Total

Balance at December 31, 2008	$3,445	$115,583	$119,028
Reductions to goodwill — ProCentury merger	—	(186)	(186)

Balance at December 31, 2009	$3,445	$115,397	$118,842

In addition, the Company determined there were no triggering events that would indicate any potential goodwill impairment as of December 31, 2009. The Company did not record any impairment losses in relation to its existing goodwill during 2009, 2008 or 2007.

Goodwill related to ProCentury Merger

Following the close of business on July 31, 2008, the Company’s Merger with ProCentury was completed. The Merger was accounted for under the purchase method of accounting, which resulted in initial goodwill of $48.8 million equaling the excess of the purchase price over the fair value of identifiable assets.

As of December 31, 2009 and 2008, the Company recorded a decrease of $186,000 and an increase of $10.7 million to goodwill, respectively. The decrease to goodwill in 2009 was primarily related to adjustments recorded to reflect updated information on certain accruals and related expenses as more refined information became available during the year. The increase in 2008 was primarily related to a $9.1 million adjustment to record a deferred tax liability related to the other intangible assets related to the agent relationships and the trade name. The remaining increase to goodwill in 2008 was primarily related to adjustments recorded to reflect updated information on certain accruals and related expenses as more refined information became available during the year.

Refer to Note 2 — ProCentury Merger for further detail and pro forma information relating to the Company’s Merger with ProCentury.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

At December 31, 2009 and 2008, the Company had other intangible assets, net of related accumulated amortization, of $41.3 million and $47.0 million, respectively, recorded within the consolidated balance sheet.

Upon completion of the Merger with ProCentury in 2008, the Company obtained third-party valuations of other intangible assets, which were reflected within the purchase price allocation. As a result of the valuation analysis, the Company recorded a $21.0 million and $5.0 million increase to other intangible assets related to agent relationships and trade names. The other intangible asset related to the agent relationships is being amortized based on the life of cash flows over an estimated useful life of fifteen years. The other intangible asset related to the trade names is being amortized over an estimated useful life of ten years. In addition and based on the valuation analysis, the Company also recorded an increase of $5.0 million related to insurance licenses, which were determined to have an indefinite life and are not subject to amortization.

As of December 31, 2009, the gross carrying amount of other intangible assets related to the USSU acquisition was $14.5 million and is being amortized over an estimated useful life of eight years.

All other intangible assets, except those described above, are being amortized over an estimated useful life period of between five to ten years. The Company has an additional other intangible asset which has an indefinite life and is evaluated annually in accordance with accounting guidance.

At December 31, 2009, the gross carrying amount of other intangible assets was $56.8 million and the accumulated amortization was $15.5 million. At December 31, 2008, the gross carrying amount of other intangible assets was $56.7 million and the accumulated amortization was $9.8 million. Amortization expense related to other intangible assets for 2009, 2008, and 2007, was $5.8 million, $6.3 million, and $1.9 million, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2010	$4,927
2011	4,656
2012	4,718
2013	4,001
2014	3,613

Total amortization expense	$21,915

17.	Commitments and Contingencies

The Company has certain operating lease agreements for its offices and equipment. A majority of the Company’s lease agreements contain renewal options and rent escalation clauses. At December 31, 2009, future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

2010	$4,134
2011	3,583
2012	2,884
2013	2,376
2014	221
Thereafter	0

Total minimum lease commitments	$13,198

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for the years ended December 31, 2009, 2008, and 2007 was $4.2 million, $3.3 million, and $2.7 million, respectively.

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from insolvency funds were $491,000, $196,000, and $156,000, for 2009, 2008, and 2007, respectively. Most of these payments are recoverable through future policy surcharges and premium tax reductions.

The Company’s Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. Total assessments paid to all such facilities were $2.7 million, $2.4 million, and $2.6 million, for 2009, 2008, and 2007, respectively.

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy at issue, errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, the Company has established provisions against these items, which are believed to be adequate in light of current information and legal advice. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable; an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets. Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income. Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate, will have a material adverse effect on the Company’s financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

18.	Sale-Leaseback Transaction

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The sale proceeds were $2.9 million and the net book value of the property was $1.9 million. Direct costs associated with the transaction were $158,000. In conjunction with the sale, a deferred gain of $880,000 was recorded and is being amortized over the ten-year term of the operating lease. At December 31, 2009 and 2008, the Company had a deferred gain of $396,000 and $484,000, respectively, on the consolidated balance sheet in “Other Liabilities.” Total amortization of the gain was $88,000 a year for 2009 and 2008, for a total accumulated amortization of $484,000 as of December 31, 2009.

19.	Related Party Transactions

At December 31, 2009 and 2008, the Company held an $825,000 and $852,000 note receivable from one of its executive officers, including $164,000 and $191,000 of accrued interest, respectively. This note arose from a transaction in late 1998 in which the Company loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note bears interest equal to the rate charged pursuant to the Company’s revolving credit agreement and is due on demand any time after January 1, 2002. As of December 31, 2009, the rate was 2.25%. The loan is partially collateralized by 64,718 shares of the Company’s common stock under a stock pledge agreement. For the years ended December 31, 2009 and 2008, $43,800 and $43,800, respectively, have been paid against the loan. As of December 31, 2009, the cumulative amount that has been paid against this loan was $250,400.

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

20.	Employee Benefit Plans

Company employees over the age of 20 1/2 who have completed six months of service are eligible for participation in The Meadowbrook, Inc. 401(k) Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan provides for matching contributions and/or profit sharing contributions at the discretion of the Board of Directors of Meadowbrook, Inc. In 2009, 2008, and 2007, the matching contributions were $1.2 million, $1.1 million, and $928,000, respectively. There were no profit sharing contributions in 2009, 2008, and 2007.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2009 and 2008 (in thousands, except per share and ratio data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2009:
Gross premiums written	$159,991	$156,891	$188,985	$182,820
Net premiums written	133,516	134,524	158,705	153,273
Net premiums earned	129,038	127,140	137,399	146,025
Net commissions and fees	10,237	8,396	10,753	8,495
Net investment income	12,342	12,397	12,764	12,863
Net realized losses (gains)	(1,992)	(958)	(742)	3,467
Net losses and LAE incurred	69,787	70,464	83,552	83,284
Policy acquisition and other underwriting expenses	23,969	27,139	28,824	30,783
Other administrative expenses	10,393	9,917	9,013	10,090
Salaries and employee benefits	19,827	19,945	19,630	21,521
Amortization expense	1,508	1,420	1,422	1,431
Interest expense	2,782	2,659	2,620	2,535
Net income	13,540	11,645	11,019	16,446
Diluted earnings per share	$0.24	$0.20	$0.19	$0.29
GAAP combined ratio(1)	87.7%	92.7%	95.3%	94.3%

2008:
Gross premiums written	$90,468	$94,370	$134,418	$138,427
Net premiums written	71,399	76,071	112,465	115,259
Net premiums earned	66,022	77,031	104,243	122,425
Net commissions and fees	12,031	9,632	12,309	8,932
Net investment income	7,148	6,917	10,622	11,937
Net realized losses	(31)	(146)	(7,290)	(3,955)
Net losses and LAE incurred	37,661	43,542	63,932	67,750
Policy acquisition and other underwriting expenses	13,147	12,716	19,470	23,961
Other administrative expenses	8,832	7,961	8,055	10,153
Salaries and employee benefits	12,755	14,143	17,056	18,908
Amortization expense	1,551	1,563	1,531	1,665
Interest expense	1,311	1,254	2,333	2,783
Net income	7,058	8,437	4,195	7,706
Diluted earnings per share	$0.19	$0.23	$0.09	$0.13
GAAP combined ratio(1)	93.9%	90.5%	96.7%	91.8%

(1)	Management uses the GAAP combined ratio and its components to assess and benchmark underwriting performance. The GAAP combined ratio is the sum of the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio. The GAAP loss and loss adjustment expense ratio is the unconsolidated net incurred loss and loss adjustment expense in relation to net earned premium. The GAAP expense ratio is the unconsolidated policy acquisition and other underwriting expenses in relation to net earned premium.

Schedule I
Meadowbrook Insurance Group, Inc.
Summary of investments-other than investments in related parties
As of December 31, 2009

			Amount at
			Which
			Shown on the
	Cost or	Estimated	Balance
	Amortized Cost	Fair Value	Sheet
	(In thousands)

Debt Securities:
US government and agencies	$26,177	$27,154	$27,154
Obligations of states and political subs	499,384	520,134	520,134
Corporate securities	257,187	267,145	267,145
Redeemable preferred stocks	2,689	4,000	4,000
Residential mortgage-backed securities	214,562	225,212	225,212
Commercial mortgage-backed securities	24,015	23,728	23,728
Asset-backed securities	21,440	21,181	21,181

Total debt securities available for sale	1,045,454	1,088,554	1,088,554

Equity Securities:
Perpetual preferred stock	12,131	13,313	13,313
Common stock	14,788	15,029	15,029

Total equity securities available for sale	26,919	28,342	28,342

Total securities available for sale	$1,072,373	$1,116,896	$1,116,896

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY

BALANCE SHEET

	December 31,
	2009	2008
	(In thousands)

ASSETS
Investments	$—	$45
Investment in subsidiaries	561,533	501,533
Cash and cash equivalents	2,763	182
Goodwill	62,328	62,514
Other assets	43,576	40,277

Total assets	$670,200	$604,551

LIABILITIES
Other liabilities	2,825	3,747
Payable to subsidiaries	58,689	46,454
Debt	49,875	60,250
Debentures	55,930	55,930

Total liabilities	167,319	166,381

SHAREHOLDERS’ EQUITY
Common stock	555	573
Additional paid-in capital	304,930	314,641
Retained earnings	172,441	127,157
Note receivable from officer	(825)	(852)
Accumulated other comprehensive loss	25,780	(3,349)

Total shareholders’ equity	502,881	438,170

Total liabilities and shareholders’ equity	$670,200	$604,551

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY

INCOME STATEMENT

	For the Years Ended December 31,
	2009	2008	2007

Revenue	$2,011	$2,636	$3,318
Operating expenses:
Interest expense	8,968	7,298	6,558
Other expenses	7,250	5,386	4,332

Total operating expenses	16,218	12,684	10,890

Loss before income taxes and subsidiary equity	(14,207)	(10,048)	(7,572)
Federal and state income tax benefit	(8,095)	(3,561)	(2,878)

Loss before subsidiary equity earnings	(6,112)	(6,487)	(4,694)
Subsidiary equity earnings	58,762	33,884	32,686

Net income	$52,650	$27,397	$27,992

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY

STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2009	2008	2007

Net income	$52,650	$27,397	$27,992
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:	26,951	(12,960)	4,810
Losses on non-credit other-than-temporary impairments on securities	(178)	—	—
Net deferred derivative gain (loss) — hedging activity	1,958	(5,457)	(484)
Less: reclassification adjustment for investment losses included in net income	398	11,569	10

Other comprehensive income (loss)	29,129	(6,848)	4,336

Comprehensive income	$81,779	$20,549	$32,328

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY

STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007

Net cash provided by (used in) operating activities:	$4,205	$4,278	$1,320

Cash Flow from Investing Activities:
Net purchase of investments	—	(32,979)	(32,643)
Dividends from subsidiaries	27,179	18,862	1,729
Investment in subsidiaries	—	(42,004)	(19,350)
Other investing activities	(174)

Net cash provided by (used in) by investing activities	27,005	(56,121)	(50,264)

Cash Flow from Financing Activities:
Proceeds from borrowings	—	73,000	19,025
Principal payments on borrowings	(10,375)	(12,750)	(26,025)
Stock options exercised	—	4	(374)
Dividends paid on common stock	(5,162)	(3,797)	—
Share repurchases of common stock	(12,790)	(4,942)	—
Payroll taxes associated with long-term incentive plan stock issuance	(330)	—	(1,841)
Net proceeds from public equity offering	—	—	58,585
Other financing activities	27	18	1

Net cash (used in) provided by financing activities	(28,630)	51,533	49,371

Increase (decrease) in cash and cash equivalents	2,580	(310)	428
Cash and cash equivalents, beginning of year	182	492	64

Cash and cash equivalents, end of year	$2,763	$182	$492

Supplemental Disclosure for Non-cash Investing and Financing Activities
Common stock portion of purchase price for acquisition of U.S. Specialty
Underwriters, Inc.	$—	$—	$10,000
Common stock portion of purchase price for merger with ProCentury Corporation	$—	$122,725	$—

Schedule III
Meadowbrook Insurance Group, Inc.
Supplementary Insurance Information
December 31, 2009
(In thousands)

Future
Policy
		Benefits,		Other
	Deferred	Losses,		Policy
	Policy	Claims &		Claims &
	Acquisition	Loss	Unearned	Benefits	Premium
	Costs	Expenses	Premium	Payable	Revenue

Specialty Risk Management Operations	$68,787	$949,177	$325,915	—	$539,602
Agency Operations	—	—	—	—	—
Other	—	—	—	—	—

	$68,787	$949,177	$325,915	—	$539,602

		Benefits,	Amortization
		Claims,	of Deferred
	Net	Losses &	Policy	Other
	Investment	Settlement	Acquisition	Operating	Premium
	Income	Expenses	Costs	Expenses	Written

Specialty Risk Management Operations	$49,910	$307,087	$101,770	$113,663	$580,018
Agency Operations	—	—	—	10,571	—
Other	456	—	—	21,424	—

	$50,366	$307,087	$101,770	$145,658	$580,018

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

Schedule IV
Meadowbrook Insurance Group, Inc.
Reinsurance
For the Years Ended December 31, 2009

					Percentage
		Ceded	Assumed		of Amount
	Gross	to Other	from Other	Net	Assumed to
Property and Liability Insurance	Amount	Companies	Companies	Amount	Net
	(In thousands)

2009	$637,043	$105,256	$7,815	$539,602	1.45%
2008	$441,709	$86,061	$14,073	$369,721	3.81%
2007	$266,049	$68,902	$71,050	$268,197	26.49%

Schedule V
Meadowbrook Insurance Group, Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2009

		Additions		Deductions
	Balance at	Charged to	Charged to	from	Balance at
	Beginning of	Costs and	Other	Allowance	End of
Allowance for Doubtful Accounts	Period	Expense	Accounts	Account	Period
	(In thousands)

2009	$2,945	$1,740	—	$1,239	$3,446
2008	$2,747	$772	—	$574	$2,945
2007	$2,948	$716	—	$917	$2,747

Schedule VI
Meadowbrook Insurance Group, Inc.
Supplemental Information Concerning Property and Casualty Insurance Operations
For the Years Ended December 31, 2009
(In thousands)

			Discount, If
		Reserves for	Any,
	Deferred	Losses and	Deducted
	Policy	Loss	from		Net	Net
	Acquisition	Adjustment	Previous	Unearned	Premiums	Investment
Affiliation with Registrant	Costs	Expenses(2)	Column(1)	Premiums(2)	Earned	Income

(a) Consolidated Property and Casualty Subsidiaries
2009	$68,787	$949,177	—	$325,915	$539,602	$49,910
2008	$56,454	$885,697	—	$282,086	$369,721	$35,888
2007	$26,926	$540,002	—	$153,927	$268,197	$25,487

			Amortization
			of Deferred	Paid Losses
	Losses and Loss		Policy	and Loss	Net
	Adjustment Expense		Acquisition	Adjustment	Premiums
	Current Year	Prior Years	Expenses	Expenses	Written

2009	$335,757	$(28,670)	$101,770	$250,042	$580,018
2008	$229,657	$(16,772)	$52,560	$176,834	$375,194
2007	$158,061	$(7,091)	$38,371	$112,084	$280,211

(1)	The Company does not employ any discounting techniques.

(2)	Reserves for losses and loss adjustment expenses are shown gross of $266.8 million, $260.4 million, and $198.5 million of reinsurance recoverable on unpaid losses in 2009, 2008, and 2007 respectively. Unearned premiums are shown gross of ceded unearned premiums of $35.3 million, $31.9 million, and $17.8 million in 2009, 2008, and 2007 respectively.

MEADOWBROOK INSURANCE GROUP, INC.

Exhibit Index

Exhibit		Filing
No.	Description	Basis

3.1	Amended and Restated Articles of Incorporation of the Company	(13)
3.2	Amended and Restated Bylaws of the Company	(14)
4.1	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(4)
4.2	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc. and LaSalle Bank National Association, dated as of September 16, 2005	(9)
4.3	Indenture, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut.	(19)
4.4	Amended and Restated Declaration of Trust, dated as of December 4, 2002, by and among State Street Bank and Trust Company of Connecticut, and ProFinance Holdings Corporation.	(19)
4.5	Guarantee Agreement, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut.	(19)
4.6	Indenture, dated as of May 16, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association.	(19)
4.7	Amended and Restated Declaration of Trust, dated as of May 16, 2003, by and among U.S. Bank National Association, and ProFinance Holdings Corporation.	(19)
4.8	Guarantee Agreement, dated as of May 16, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association.	(19)
10.1	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994	(1)
10.2	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement	(3)
10.3	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan	(5)
10.4	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust I, and Dekania CDO I, Ltd., dated September 30, 2003.	(4)
10.5	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees Named Herein, dated September 30, 2003.	(4)
10.6	Guaranty Agreement between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(4)
10.7	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan.	(6)
10.8	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004.	(6)
10.9	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated May 26, 2004.	(6)
10.10	Land Contract between Meadowbrook Insurance Group, Inc. and MB Center II LLC, dated July 15, 2004.	(6)
10.11	Loan Agreement by and between Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Star Insurance Company, Williamsburg National Insurance Company, Meadowbrook Insurance Group, Inc., and Meadowbrook, Inc., dated September 1, 2004.	(7)
10.12	Form of Nonqualified Stock Option Agreement under the Meadowbrook Insurance Group, Inc., Stock Option Plan, dated February 21, 2003.	(7)
10.13	Lease Agreement between Meadowbrook Insurance Group, Inc. and Meadowbrook, Inc., dated December 6, 2004.	(7)
10.14	Master Lease Agreement between LaSalle National Leasing Corporation and Meadowbrook Insurance Group, Inc., dated December 30, 2004.	(7)

Exhibit		Filing
No.	Description	Basis

10.15	Promissory Note between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(7)
10.16	Commercial Mortgage between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(7)
10.17	Assignment of Leases and Rents between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(7)
10.18	Amendment to Demand Note Addendum among the Company and Robert S. Cubbin and Kathleen D. Cubbin, dated February 17, 2005.	(7)
10.19	Reciprocal Easement and Operation Agreement between Meadowbrook Insurance Group, Inc. and MB Center II, LLC, dated May 9, 2005.	(8)
10.20	First Amendment to Land Contract between MB Center II, LLC and Meadowbrook Insurance Group, Inc., dated May 20, 2005.	(8)
10.21	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust II, and Merrill Lynch International, dated as of September 16, 2005.	(9)
10.22	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., LaSalle Bank National Association, Christiana Bank & Trust Company, and The Administrative Trustees Named Herein, dated as of September 16, 2005.	(9)
10.23	Guarantee Agreement between Meadowbrook Insurance Group, Inc., and LaSalle Bank National Association, dated as of September 16, 2005.	(9)
10.24	Convertible Note between Meadowbrook Insurance Group, Inc. and Renaissance Insurance Group, LLC, dated December 20, 2005.	(10)
10.25	Executive Nonqualified Excess Plan, Plan Document, effective May 1, 2006.	(11)
10.26	Executive Nonqualified Excess Plan Adoption Agreement, effective May 1, 2006.	(11)
10.27	Executive Nonqualified Excess Plan, Rabbi Trust Agreement, between Meadowbrook, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company, dated March 30, 2006.	(12)
10.28	Amendment to Land Contract between Meadowbrook Insurance Group, Inc. and MB Center II, LLC, dated January 31, 2008.	(14)
10.29	Credit Agreement, dated July 31, 2008, between Meadowbrook Insurance Group, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, KeyBank National Association, JPMorgan Chase Bank, N.A. and RBS Citizens N.A., as Co-Syndication Agents, the other lenders party hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.	(15)
10.30	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One.	(15)
10.31	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One.	(15)
10.32	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company.	(15)
10.33	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company.	(15)
10.34	Amended and Restated Executive Employment Agreement, dated July 31, 2008, by and between ProCentury Corporation and Christopher J. Timm.	(16)
10.35	Consulting Agreement, dated October 1, 2008, by and among Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., and Merton J. Segal.	(17)
10.36	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2009.	(18)
10.37	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2009.	(18)

Exhibit		Filing
No.	Description	Basis

10.38	Form of senior executive Employment Agreement by and between the Company and Karen M. Spaun, Stephen Belden, Archie McIntyre, James M. Mahoney, Joseph E. Mattingly, and Robert C. Spring, dated January 1, 2009.	(18)
10.39	First Amendment to the Company’s Long Term Incentive Plan, dated December 30, 2008.	(18)
10.40	2009 Equity Compensation Plan	(20)
14	Code of Conduct
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
28.1	Star Insurance Company’s 2009 Schedule P	(2)
28.2	Savers Property & Casualty Insurance Company’s 2009 Schedule P	(2)
28.3	Williamsburg National Insurance Company’s 2009 Schedule P	(2)
28.4	Ameritrust Insurance Corporation’s 2009 Schedule P	(2)
28.5	Century Surety Company’s 2009 Schedule P	(2)
28.6	ProCentury Insurance Company’s 2009 Schedule P	(2)
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to
	Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Chief Financial Officer of the Corporation.

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Submitted in paper format under separate cover; see Form SE filing.

(3)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(4)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2003.

(5)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2004 Proxy Statement.

(6)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2004.

(7)	Filed as Exhibit to Form 10-K for the year ending December 31, 2004.

(8)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2005.

(9)	Filed as Exhibit to Current Report on Form 8-K filed on September 22, 2005.

(10)	Filed as Exhibit to Form 10-K for the year ending December 31, 2005.

(11)	Filed as Exhibit to Current Report on Form 8-K filed on May 31, 2006.

(12)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2006.

(13)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2007.

(14)	Filed as Exhibit to Form 10-K for the year ending December 31, 2007.

(15)	Filed as Exhibit to Current Report on Form 8-K filed on July 31, 2008.

(16)	Filed as Exhibit to Current Report on Form 8-K as filed by ProCentury Corporation on July 31, 2008.

(17)	Filed as Exhibit to Current Report on Form 8-K filed on September 8, 2008.

(18)	Filed as Exhibit to Current Report on Form 8-K filed on January 7, 2009.

(19)	Incorporated by reference to ProCentury Corporation’s Registration Statement on Form S-1, as amended.

(20)	Incorporated by reference from Appendix A to Schedule 14A filed on April 8, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Southfield, Michigan.

MEADOWBROOK INSURANCE GROUP, INC

By:
Robert S. Cubbin
Chief Executive Officer
(Principal Executive Officer)

By:
Karen M. Spaun
Senior Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

** Merton J. Segal	Chairman and Director	March 15, 2010

Robert S. Cubbin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2010

** Joseph S. Dresner	Director	March 15, 2010

** Hugh W. Greenberg	Director	March 15, 2010

** Florine Mark	Director	March 15, 2010

** Robert H. Naftaly	Director	March 15, 2010

Signature	Title	Date

** David K. Page	Director	March 15, 2010

** Robert W. Sturgis	Director	March 15, 2010

** Bruce E. Thal	Director	March 15, 2010

** Herbert Tyner	Director	March 15, 2010

** Jeffrey A. Maffett	Director	March 15, 2010

** Robert F. Fix	Director	March 15, 2010

**By: Robert S. Cubbin, Attorney-in-fact