Form 10-Q
period 2010-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2010-05-10
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 4, 2010, was 54,211,542.

PART 1 — FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31,

	2010	2009
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$179,613	$155,014
Ceded	(28,172)	(25,976)

Net earned premiums	151,441	129,038
Net commissions and fees	9,868	10,237
Net investment income	13,029	12,342
Realized losses:
Total other-than-temporary impairments on securities	(305)	(2,051)
Portion of loss recognized in other comprehensive income	—	—

Net other-than-temporary impairments on securities recognized in earnings	(305)	(2,051)
Net realized gains excluding other-than-temporary impairments on securities	171	59

Net realized losses	(134)	(1,992)

Total revenues	174,204	149,625

Expenses
Losses and loss adjustment expenses	99,321	93,806
Reinsurance recoveries	(11,841)	(18,911)

Net losses and loss adjustment expenses	87,480	74,895
Policy acquisition and other underwriting expenses	51,879	38,993
General selling & administrative expenses	5,906	8,166
General corporate expenses	1,977	1,922
Amortization expense	1,401	1,508
Interest expense	2,443	2,782

Total expenses	151,086	128,266

Income before taxes and equity earnings	23,118	21,359

Federal and state income tax expense	7,658	7,869
Equity earnings of affiliates, net of tax	522	—
Equity earnings of unconsolidated subsidiaries, net of tax	452	50

Net income	$16,434	$13,540

Earnings Per Share
Basic	$0.30	$0.24
Diluted	$0.30	$0.24
Weighted average number of common shares
Basic	55,272,310	57,392,499
Diluted	55,477,098	57,410,327
Dividends paid per common share	$0.03	$0.02

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31,

	2010	2009
	(Unaudited)
	(In thousands)

Net income	$16,434	$13,540
Other comprehensive income, net of tax:
Unrealized gains on securities	4,798	6,035
Unrealized gains in affiliates and unconsolidated subsidiaries	147	—
Depreciation on non-credit other-than-temporary impairments on securities	(607)	—
Net deferred derivative gain (losses) — hedging activity	(178)	329
Less reclassification adjustment for investment losses included in net income	156	2,014

Other comprehensive gains, net of tax	4,316	8,378

Comprehensive income	$20,750	$21,918

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,093,396 and $1,045,454)	$1,141,412	$1,088,554
Equity securities available for sale, at fair value (amortized cost of $26,793 and $26,919)	29,232	28,342
Cash and cash equivalents	72,691	86,319
Accrued investment income	12,477	11,599
Premiums and agent balances receivable, net	178,275	155,327
Reinsurance recoverable on:
Paid losses	7,727	7,724
Unpaid losses	269,524	266,801
Prepaid reinsurance premiums	35,523	35,298
Deferred policy acquisition costs	76,988	68,787
Deferred federal income taxes	4,060	5,645
Goodwill	118,842	118,842
Other intangible assets	39,912	41,301
Other assets	73,070	75,277

Total assets	$2,059,733	$1,989,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$978,448	$949,177
Unearned premiums	353,475	325,915
Debt	47,063	49,875
Debentures	80,930	80,930
Accounts payable and accrued expenses	40,320	34,251
Funds held and reinsurance balances payable	29,360	29,161
Payable to insurance companies	3,985	3,314
Other liabilities	14,609	14,312

Total liabilities	1,548,190	1,486,935

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 54,261,542 and 55,519,970 shares issued and outstanding	543	555
Additional paid-in capital	297,461	304,930
Retained earnings	184,261	172,441
Note receivable from officer	(818)	(825)
Accumulated other comprehensive income	30,096	25,780

Total shareholders’ equity	511,543	502,881

Total liabilities and shareholders’ equity	$2,059,733	$1,989,816

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Note	Other	Total
	Common	Paid-In	Retained	Receivable	Comprehensive	Shareholders’
	Stock	Capital	Earnings	from Officer	(Loss) Income	Equity
	(In thousands)

Balances December 31, 2009	$555	$304,930	$172,441	$(825)	$25,780	$502,881
Net income	—	—	16,434	—	—	16,434
Dividends declared and paid	—	—	(1,647)	—	—	(1,647)
Net unrealized appreciation on available for sale securities	—	—	—	—	4,347	4,347
Net deferred derivative gain — hedging activity	—	—	—	—	(178)	(178)
Stock award	2	273			—	275
Long term incentive plan; stock award for 2009-2011 plan years	—	251	—	—	—	251
Repurchase of 1,456,000 shares of common stock	(14)	(7,993)	(2,967)	—	—	(10,974)
Change in investment of affiliates, net of tax	—	—	—	—	90	90
Change in investment of unconsolidated subsidiaries	—	—	—	—	57	57
Note receivable from officer	—	—	—	7	—	7

Balances March 31, 2010	$543	$297,461	$184,261	$(818)	$30,096	$511,543

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,

	2010	2009
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$16,434	$13,540
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	1,401	1,508
Amortization of deferred debenture issuance costs	66	121
Depreciation of furniture, equipment, and building	1,309	1,221
Net amortization of discount and premiums on bonds	981	815
Loss on sale of investments, net	156	2,014
Gain on sale of fixed assets	(22)	(22)
Long-term incentive plan expense	251	203
Stock award	310	—
Equity earnings of affiliates, net of taxes	(522)	—
Equity earnings of unconsolidated subsidiaries, net of tax	(452)	—
Deferred income tax expense	47	1,710
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(22,948)	(9,336)
Reinsurance recoverable on paid and unpaid losses	(2,726)	(2,140)
Prepaid reinsurance premiums	(225)	(500)
Deferred policy acquisition costs	(8,201)	(811)
Other assets	(2,220)	(216)
Increase (decrease) in:
Losses and loss adjustment expenses	29,271	11,993
Unearned premiums	27,560	4,978
Payable to insurance companies	671	(2,947)
Funds held and reinsurance balances payable	199	525
Other liabilities	3,336	685

Total adjustments	28,242	9,801

Net cash provided by operating activities	44,676	23,341

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(73,468)	(59,740)
Proceeds from sales and maturities of debt securities available for sale	28,166	35,685
Purchase of equity securities available for sale	—	(198)
Proceeds from sales of equity securities available for sale	137	—
Capital expenditures	(1,040)	(360)
Acquisition of rights renewals	(12)	—
Other investing activities	159	1,065

Net cash used in investing activities	(46,058)	(23,548)

Cash Flows From Financing Activities
Payment of lines of credit	(2,813)	(2,375)
Book overdrafts	1,519	712
Dividends paid on common stock(1)	—	(1,149)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	(35)	(330)
Share repurchases	(10,883)	—
Other financing activities	(34)	(31)

Net cash used in financing activities	(12,246)	(3,173)

Net decrease in cash and cash equivalents	(13,628)	(3,380)
Cash and cash equivalents, beginning of period	86,319	76,588

Cash and cash equivalents, end of period	$72,691	$73,208

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

(1)	Dividend of $1,647,046 was paid on April 5, 2010

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2009.

Revenue Recognition

Premiums written, which include direct, assumed and ceded are recognized as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received and actuarial estimates.

Assumed premium estimates specifically relate to the mandatory assumed pool business from the National Council on Compensation Insurance (“NCCI”), or residual market business. The pool cedes workers’ compensation business to participating companies based upon the individual company’s market share by state. The activity is reported from NCCI to participating companies on a two quarter lag. To accommodate this lag, the Company estimates premium and loss activity based on historical and market based results. Historically, the Company has not experienced any material difficulties or disputes in collecting balances from NCCI; therefore, no provision for doubtful accounts is recorded related to the assumed premium estimate.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

For the three months ended March 31, 2010, there were no outstanding options that have been excluded from the diluted earnings per share. Outstanding options of 1,500 for the three months ended March 31, 2009 have been excluded from the diluted earnings per share, as they were anti-dilutive. There were no shares issuable pursuant to stock options included in diluted earnings per share for the three months ended March 31, 2010 and 2009.

Shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 204,788 and 17,828 for the three months ended March 31, 2010 and 2009, respectively.

Shares issued pursuant to a restricted stock award granted on February 23, 2010 were 202,500 out of the 2002 Stock Option Plan. Shares retired for tax withholding were 4,928 resulting in a net issuance of 197,572 which are included in our weighted average number of common shares for the three months ended March 31, 2010.

Income Taxes

As of March 31, 2010 and December 31, 2009, the Company did not have any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of March 31, 2010 and December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

Reclassifications and redefining segment reporting:

During the three months ended March 31, 2010, the Company made certain reclassifications to the expense classifications in the Consolidated Statement of Income. These reclassifications were made to enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income. The reclassifications were the result of a comprehensive cost allocation study that allowed us to align the underlying internal salary and administrative costs with the underlying function of those costs. Previously, internal salary and administrative costs were charged to the Insurance Company Subsidiaries based upon an estimated management fee and later eliminated during consolidation. Under this new methodology, the actual costs are reimbursed by the Insurance Company Subsidiaries and the expenses are eliminated as a reimbursement of costs. As such, the nature of the costs retain their underlying function in the consolidation process. The Consolidated Statement of Income for the three months ended March 31, 2009 has been reclassified to conform to this revised presentation.

The following table sets forth the reclassification of expense line items for the three months ended March 31, 2009 (in thousands):

	As Reported	Reclassification	Reclassified
Losses and loss adjustment expenses	$88,698	$5,108	$93,806
Reinsurance recoverables	(18,911)	—	(18,911)

Net losses and loss adjustment expenses	69,787	5,108	74,895

Salaries and employee benefits	19,827	(19,827)	—
Policy acquisition and other underwriting expenses	23,969	15,024	38,993
Other administrative expenses	10,393	(10,393)	—
General selling and administrative expenses	—	8,166	8,166
General corporate expenses	—	1,922	1,922
Amortization expense	1,508	—	1,508
Interest expense	2,782	—	2,782

Total expenses	$128,266	$—	$128,266

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, as part of this study, the Company re-evaluated its operating segments. As a result of this re-evaluation, the Company concluded that the previously reported Agency Operations segment should no longer be considered a separate segment of the Company as Agency Operations now represents less than 2% of the Company’s consolidated revenues and less than 1% of the Company’s consolidated pre-tax profits. As such, the Company will only report one operating segment — Specialty Insurance Operations.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810, Consolidation (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R). ASC 810, contains consolidation guidance applicable to variable interest entities. The guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a variable interest entity must be consolidated, and how involvement with the variable interest entity affects a company’s financial statements. The guidance is effective for annual periods beginning after November 15, 2009. The Company adopted ASC 810 in the first quarter of 2010. The adoption of ASC 810 did not have a material impact on its financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective for interim and annual reporting periods beginning after December 15, 2009, ASU 2010-06 requires additional disclosures for financial instrument transfers in and out of Levels 1 and 2; and clarifies existing disclosure requirements around the level of disaggregation and for the inputs and valuation techniques. These additional disclosures are provided in Note 5 — Fair Value Measurements.

Effective for fiscal years beginning after December 15, 2010, ASU 2010-06 requires additional disclosures for activity in Level 3 fair value measurements. The adoption of this guidance is not expected to have a significant impact on our disclosures.

NOTE 2 —	Restricted Stock Awards

On February 23, 2010, the Company issued 202,500 restricted stock awards (“RSAs”), to eight executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). The RSAs vest over a four year period. The first twenty percent vested on February 23, 2010 and the remaining eighty percent will vest annually on a straight line basis over the requisite service period, which ends February 23, 2014. The unvested RSAs are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. In accordance with Accounting Standard Codification (“ASC”) 718, — Compensation — Stock Compensation, the Company recorded approximately $310,000 of compensation expense for the three months ended March 31, 2010.

NOTE 3 —	Debt

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of its Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. As of March 31, 2010, the outstanding balance on its term loan facility was $47.1 million. The Company did not have an outstanding balance on its revolving credit facility as of March 31, 2010. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. At December 31, 2009, the Company had an outstanding balance of $49.9 million on its term loan and did not have an outstanding balance on its revolving credit facility.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate. The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities. At March 31, 2010, the interest rate on the Company’s term loan was 5.95%, which consisted of a fixed rate of 3.95%, as described in Note 6 — Derivative Instruments, plus an applicable margin of 2.00%.

The debt covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star and Century Surety of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best Company rating of “B++.” As of March 31, 2010, the Company was in compliance with these debt covenants.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

					Interest
					Rate at
Year of		Year	Year		March 31,	Principal
Issuance	Description	Callable	Due	Interest Rate Terms	2010(1)	Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.34%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.25%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.45%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.84%	20,620
	Junior subordinated debentures(2)	2007	2032	Three-month LIBOR, plus 4.00%	4.25%	15,000
	Junior subordinated debentures(2)	2008	2033	Three-month LIBOR, plus 4.10%	4.35%	10,000

					Total	$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)	Represents the junior subordinated debentures acquired in conjunction with the ProCentury Merger (the “Merger”) on July 31, 2008.

Excluding the junior subordinated debentures acquired in conjunction with the ProCentury Merger, the Company received a total of $53.3 million in net proceeds from the issuance of the above long-term debt, of which $26.2 million was contributed to the surplus of its Insurance Company Subsidiaries and the remaining balance was used for general corporate purposes. Associated with the issuance of the above long-term debt, the Company incurred approximately $1.7 million in issuance costs for commissions paid to the placement agents in the transactions.

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

In relation to the junior subordinated debentures acquired in conjunction with the ProCentury Merger, the Company also acquired the remaining unamortized portion of the capitalized issuance costs associated with these debentures. The remaining unamortized portion of the issuance costs acquired was $625,000. These are included in other assets on the balance sheet. The remaining balance is being amortized over a five year period beginning August 1, 2008, as a component of interest expense.

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

NOTE 4 —	Investments

The estimated fair value of investments in securities is determined based on published market quotations and broker/dealer quotations. The cost or amortized cost, gross unrealized gains, losses, non-credit other than temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI(1)	Fair Value

Debt Securities:
U.S. Government and agencies	$24,155	$1,052	$(28)	$—	$25,179
Obligations of states and political subs	507,498	21,148	(650)	—	527,996
Corporate securities	304,773	12,829	(769)	(12)	316,821
Redeemable preferred stocks	2,689	1,916	—	—	4,605
Residential mortgage-backed securities	200,933	12,486	(78)	(558)	212,783
Commercial mortgage-backed securities	29,896	769	(362)	—	30,303
Other asset-backed securities	23,452	1,255	(154)	(828)	23,725

Total debt securities available for sale	1,093,396	51,455	(2,041)	(1,398)	1,141,412

Equity Securities:
Perpetual preferred stock	12,005	1,997	(69)	—	13,933
Common stock	14,788	987	(476)	—	15,299

Total equity securities available for sale	26,793	2,984	(545)	—	29,232

Total securities available for sale	$1,120,189	$54,439	$(2,586)	$(1,398)	$1,170,644

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI(1)	Fair Value

Debt Securities:
U.S. Government and agencies	$26,177	$1,037	$(60)	$—	$27,154
Obligations of states and political subs	499,384	21,566	(816)	—	520,134
Corporate securities	257,187	10,872	(892)	(22)	267,145
Redeemable preferred stocks	2,689	1,349	(38)	—	4,000
Residential mortgage-backed securities	214,562	11,379	(114)	(615)	225,212
Commercial mortgage-backed securities	24,015	292	(579)	—	23,728
Other asset-backed securities	21,440	983	(181)	(1,061)	21,181

Total debt securities available for sale	1,045,454	47,478	(2,680)	(1,698)	1,088,554

Equity Securities:
Perpetual preferred stock	12,131	1,350	(168)	—	13,313
Common stock	14,788	691	(450)	—	15,029

Total equity securities available for sale	26,919	2,041	(618)	—	28,342

Total securities available for sale	$1,072,373	$49,519	$(3,298)	$(1,698)	$1,116,896

(1)	Includes unrealized gains (losses) related to securities with non-credit OTTI.

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31,	December 31,
	2010	2009

Unrealized gains	$54,439	$49,519
Unrealized losses	(2,586)	(3,298)
Non-credit OTTI(1)	(1,398)	(1,698)

Net unrealized gains	50,455	44,523
Deferred federal income tax expense	(17,659)	(15,583)
Valuation allowance adjustment on deferred income taxes	1,185	694

Net unrealized gains on investments, net of deferred federal income taxes	$33,981	$29,634

(1)	Includes unrealized gains (losses) related to securities with non-credit OTTI.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net realized (losses) gains on securities, including OTTI, for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Realized (losses) gains:
Debt securities:
Gross realized gains	$148	$56
Gross realized losses	(314)	(1,752)

Total debt securities	(166)	(1,696)

Equity Securities:
Gross realized gains	10	—
Gross realized losses	—	(317)

Total equity securities	10	(317)

Net realized losses	$(156)	$(2,013)

OTTI included in realized losses on securities above	$(305)	$(2,051)

Proceeds from the sales of fixed maturity securities available for sale were $416,000 for the three months ended March 31, 2010. There were no sales of fixed maturity securities available for sale for the three months ended March 31, 2009.

At March 31, 2010, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
		Estimated Fair
	Amortized Cost	Value

Due in one year or less	$35,960	$37,014
Due after one year through five years	183,629	193,353
Due after five years through ten years	458,040	478,977
Due after ten years	161,486	165,255
Mortgage-backed securities, collateralized obligations and other asset-backed securities	254,281	266,813

	$1,093,396	$1,141,412

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net investment income for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Net Investment Income Earned From:
Debt securities	$12,580	$11,725
Equity Securities	536	523
Cash and cash equivalents	184	377

Total gross investment income	13,300	12,625
Less investment expenses	271	283

Net investment income	$13,029	$12,342

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments

At March 31, 2010 and December 31, 2009, the Company had 107 and 127 securities that were in an unrealized loss position, respectively. Of the securities held at March 31, 2010, twenty-seven had an aggregate $18.9 million and $1.8 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. Of the securities held at December 31, 2009, forty-one had an aggregate $30.0 million and $2.3 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.

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

After the Company’s review of its investment portfolio in relation to this policy, the Company recorded a credit OTTI loss of $305,000 for the three months ended March 31, 2010, of which no non-credit related OTTI losses were recognized in other comprehensive income. For the three months ended March 31, 2009, the Company recorded an OTTI loss of $2.1 million.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows for the periods ended (in thousands):

	March 31, 2010
	Less Than 12 months		Greater Than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments	Unrealized	Investments	Unrealized	Investments	Unrealized
	with	Losses and	with	Losses and	with	Losses and
	Unrealized	Non-Credit	Unrealized	Non-Credit	Unrealized	Non-Credit
	Losses	OTTI	Losses	OTTI	Losses	OTTI

Debt Securities:
U.S. Government and agencies	$3,467	$(28)	$—	$—	$3,467	$(28)
Obligations of states and political subs	53,135	(498)	6,327	(152)	59,462	(650)
Corporate securities	60,590	(781)	—	—	60,590	(781)
Redeemable preferred stocks	—	—	—	—	—	—
Residential mortgage-backed securities	5,791	(63)	4,613	(573)	10,404	(636)
Commercial mortgage-backed securities	7,184	(46)	281	(316)	7,465	(362)
Other asset-backed securities	2,389	(743)	1,119	(239)	3,508	(982)

Total debt securities	132,556	(2,159)	12,340	(1,280)	144,896	(3,439)

Equity Securities:
Perpetual preferred stock	—	—	1,440	(69)	1,440	(69)
Common stock	—	—	5,084	(476)	5,084	(476)

Total equity securities	—	—	6,524	(545)	6,524	(545)

Total securities	$132,556	$(2,159)	$18,864	$(1,825)	$151,420	$(3,984)

	December 31, 2009
	Less Than 12 months		Greater Than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments	Unrealized	Investments	Unrealized	Investments	Unrealized
	with	Losses and	with	Losses and	with	Losses and
	Unrealized	Non-Credit	Unrealized	Non-Credit	Unrealized	Non-Credit
	Losses	OTTI	Losses	OTTI	Losses	OTTI

Debt Securities:
U.S. Government and agencies	$3,546	$(60)	$—	$—	$3,546	$(60)
Obligations of states and political subs	53,577	(640)	7,115	(176)	60,692	(816)
Corporate securities	55,276	(912)	199	(2)	55,475	(914)
Redeemable preferred stocks	—	—	721	(38)	721	(38)
Residential mortgage-backed securities	5,971	(79)	4,596	(650)	10,567	(729)
Commercial mortgage-backed securities	3,286	(20)	8,109	(559)	11,395	(579)
Other asset-backed securities	3,177	(972)	1,354	(270)	4,531	(1,242)

Total debt securities	124,833	(2,683)	22,094	(1,695)	146,927	(4,378)

Equity Securities:
Perpetual preferred stock	103	(24)	2,862	(144)	2,965	(168)
Common stock	—	—	5,074	(450)	5,074	(450)

Total equity securities	103	(24)	7,936	(594)	8,039	(618)

Total securities	$124,936	$(2,707)	$30,030	$(2,289)	$154,966	$(4,996)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of January 1, 2010	$(547)
Additional credit impairments on:
Previously impaired securities	(245)
Securities for which an impairment was not previously recognized	—
Reductions	—

Balance as of March 31, 2010	$(792)

NOTE 5 —	Fair Value Measurements

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of March 31, 2010 (in thousands):

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31, 2010	Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Debt Securities:
U.S. Government and agencies	$25,179	$—	$25,179	$—
Obligations of states and political subs	527,996	—	527,996	—
Corporate securities	316,821	—	315,669	1,152
Redeemable preferred stocks	4,605	4,605	—	—
Residential mortgage-backed securities	212,783	—	212,782	1
Commercial mortgage-backed securities	30,303	—	30,303	—
Other asset-backed securities	23,725	—	20,247	3,478

Total debt securities available for sale	1,141,412	4,605	1,132,176	4,631

Equity Securities:
Perpetual preferred stock	13,933	13,933	—	—
Common stock	15,299	15,299	—	—

Total equity securities available for sale	29,232	29,232	—	—

Total securities available for sale	$1,170,644	$33,837	$1,132,176	$4,631

Derivatives — interest rate swaps	$6,202	—	$6,202	—

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

Fair Value
Measurement
Using Significant
Unobservable
Inputs - Level 3

Balance as of January 1, 2010	$4,161
Total gains or losses (realized/unrealized):
Included in earnings	(27)
Included in other comprehensive income	45
Purchases, issuances and settlements	420
Transfers in and out of Level 3	32

Balance as of March 31, 2010	$4,631

Total credit losses for the period that are included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date amounted to $47,000.

The Company’s policy on recognizing transfers between hierarchy levels is determined at the end of the reporting period. During the quarter ended March 31, 2010, there were no transfers in or out of level 1 securities, and no transfers into level 2 securities. There was one structured security that was transferred out of level 2 and into level 3, because it was determined that its fair value could no longer be based on a non-binding quote from a well established independent broker-dealer. There were no securities transferred out of level 3.

NOTE 6 —	Derivative Instruments

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

					Fixed
					Amount at
	Expiration			Fixed	March 31,
Effective Date	Date	Debt Instrument	Counterparty Interest Rate Terms	Rate	2010

10/6/2005	9/16/2010	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	8.340%	$20,000
4/23/2008	5/24/2011	Senior debentures	Three-month LIBOR, plus 4.20%	7.720%	7,000
4/23/2008	6/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
4/29/2008	4/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
7/31/2008	7/31/2013	Term loan(1)	Three-month LIBOR	3.950%	47,063
8/15/2008	8/15/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.780%	10,000
9/4/2008	9/4/2013	Junior subordinated debentures(2)	Three-month LIBOR	3.790%	15,000

(1)	The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. The Company fixed only the variable interest portion of the loan. The actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the credit agreement.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The Company fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended March 31, 2010, was approximately $1.2 million. The net interest expense incurred for the three months ended March 31, 2009, was approximately $798,000.

As of March 31, 2010 and December 31, 2009, the total fair value of the interest rate swaps was approximately ($6.2 million) and ($5.9 million), respectively. Accumulated other comprehensive income at March 31, 2010 and December 31, 2009, included accumulated loss on the cash flow hedge, net of taxes, of approximately $4.0 million and $3.9 million, respectively.

In December 2005, the Company entered into a $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due 90 days after the receipt of the agency’s 2013 audited financial statements. This agency has been a producer for the Company for over ten years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, the shareholder pledged 100% of the common shares of three insurance agencies, the common shares owned by the shareholder in another agency, and executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula.

NOTE 7 —	Shareholders’ Equity

At March 31, 2010, shareholders’ equity was $511.5 million, or a book value of $9.43 per common share, compared to $502.9 million, or a book value of $9.06 per common share, at December 31, 2009.

At the Company’s Board of Directors meeting on February 12, 2010, the Board authorized management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaced the existing share repurchase plan authorized in July 2008. For the three months ended March 31, 2010, the Company purchased and retired approximately 1.5 million shares of common stock for a total cost of approximately $11.0 million. There were no share repurchases in the three months ended March 31, 2009.

For the three months ended March 31, 2010, the Company had $1.6 million of cash dividends payable on April 5, 2010. For the three months ended March 31, 2009, cash dividends paid to common shareholders totaled $1.1 million. On April 30, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.03 per common share. The dividend is payable on June 1, 2010, to shareholders of record as of May 14, 2010.

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

NOTE 8 —	Commitments and Contingencies

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

NOTE 9 —	Earnings Per Share

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31 (in thousands, except per share amounts):

	2010	2009

Net income, as reported	$16,434	$13,540

Common shares:
Basic
Weighted average shares outstanding	55,272,310	57,392,499

Diluted
Weighted average shares outstanding	55,272,310	57,392,499
Dilutive effect of:
Share awards under long term incentive plan	204,788	17,828

Total	55,477,098	57,410,327

Net income per common share
Basic	$0.30	$0.24
Diluted	$0.30	$0.24

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

For the Periods ended March 31, 2010 and 2009

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

Business Overview

We are a publicly traded specialty insurance underwriter and insurance administration services company. We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis through a broad and diverse network of independent retail, wholesale program administrators and general agents, who value service, specialized knowledge, and focused expertise. Our primary focus is on niche or specialty products and program business and risk management solutions for our customers. The services and coverages we provide are tailored to meet specific requirements of defined client groups and their members, which may include specialty program underwriting; admitted and excess and surplus lines insurance products; alternative risk transfer solutions, and insurance administration services. Program business refers to an aggregation of individually underwritten risks that have some characteristic and/or are distributed through a select group of general agencies, retail agencies and program administrators. We provide various types of property and casualty insurance coverage, primarily to associations or similar groups of members and to the specified classes of business of our agents. With our specialty programs and products, we seek to combine profitable underwriting, investment returns and efficient capital management to deliver consistent long-term growth in shareholder value. We also earn commission revenue, which represents 1.8% of our total revenue, through the operation of its retail property and casualty insurance agencies, located in Michigan, California, and Florida. These agencies produce commercial, personal lines, life and accident and health insurance, with more than fifty unaffiliated insurance carriers. These agencies produce an immaterial amount of business for our affiliated Insurance Company Subsidiaries

Our programs are diversified geographically, by class and line of business, type of insured and distribution. In the workers’ compensation line of business, we have a regional focus in California, New England, Florida, and Nevada. Within the commercial automobile and commercial multiple peril line of business, we have a regional focus in the Southeast and California. In the general liability line of business, we have a focus in Texas. Our fee-for-service business is managed on a regional basis with an emphasis in the Midwest, New England, and Southeastern regions. Our corporate strategy emphasizes a regional focus and diverse sources of revenue between underwritten premiums, service fee revenue and commissions. This allows us to leverage our fixed costs over a larger revenue base and take advantage of new opportunities.

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 15, 2010, are those that we consider to be our critical accounting estimates. For the three months ended March 31, 2010, there have been no material changes in regard to any of our critical accounting estimates.

Reclassifications and redefining segment reporting

During the three months ended March 31, 2010, we made certain reclassifications to the expense classifications in the Consolidated Statement of Income. These reclassifications enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income. The reclassifications were the result of a comprehensive cost allocation study that allowed us to align the underlying internal salary and administrative costs with the underlying function of those costs. Previously, internal salary and administrative costs were charged to the Insurance Company Subsidiaries based upon an estimated management fee and later eliminated during consolidation. Under this new methodology the actual costs are reimbursed by the Insurance Company Subsidiaries and the expenses are eliminated as a reimbursement of costs. As such, the nature of the costs retain their underlying function in the consolidation process. The Consolidated Statement of Income for the three months ended March 31, 2009 has been reclassified to conform to this revised presentation.

The following table sets forth the reclassification of expense line items for the three months ended March 31, 2009 (in thousands):

	As Reported	Reclassification	Reclassified

Losses and loss adjustment expenses	$88,698	$5,108	$93,806
Reinsurance recoverables	(18,911)	—	(18,911)

Net losses and loss adjustment expenses	69,787	5,108	74,895

Salaries and employee benefits	19,827	(19,827)	—
Policy acquisition and other underwriting expenses	23,969	15,024	38,993
Other administrative expenses	10,393	(10,393)	—
General selling and administrative expenses	—	8,166	8,166
General corporate expenses	—	1,922	1,922
Amortization expense	1,508	—	1,508
Interest expense	2,782	—	2,782

Total expenses	$128,266	$—	$128,266

In addition, as part of the cost allocation analysis, we re-evaluated our operating segments. As a result of this re-evaluation, we concluded that the previously reported Agency Operations segment should no longer be considered a separate segment as Agency Operations now represents less than 2% of our consolidated revenues and less than 1% of our consolidated pre-tax profits. As such, we will only report one operating segment — Specialty Insurance Operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Executive Overview

Our results for the first quarter of 2010 include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines, as well as a focus on current accident year price adequacy, and the benefits derived from leveraging of fixed costs. Our generally accepted accounting principles (“GAAP”) combined ratio was 92.1% for the first quarter of 2010 compared to 88.2% for the comparable quarter in 2009. Net operating income increased $484,000 from $16.3 million for the first quarter of 2009 to $16.8 million for the first quarter of 2010.

Gross written premium increased $47.2 million, or 29.5%, to $207.2 million, compared to $160.0 million in 2009. This growth is largely from workers’ compensation initiatives that were implemented in the second half of 2009 primarily in the Midwest and Western states, and the expansion of transportation business in the Southeast. We continue to focus on maintaining a diversified book of business, and equally as important, price adequacy. The majority of the new business we wrote in 2009 was roll-over business that had a proven, profitable track record, and we have been able to achieve rate increases on top of what had previously been charged.

Results of Operations

Net income for the three months ended March 31, 2010, was $16.4 million, or $0.30 per dilutive share, compared to net income of $13.5 million, or $0.24 per dilutive share, for the comparable period of 2009. Net operating income, a non-GAAP measure, increased $484,000, or 3.0%, to $16.8 million, or $0.30 per dilutive share, compared to net operating income of $16.3 million, or $0.28 per dilutive share for the comparable period in 2009, with lower weighted average shares outstanding. Total weighted average shares outstanding for the three months ended March 31, 2010 were 55,477,098, compared to 57,410,327 for the comparable period in 2009. This decrease reflects the impact of our share repurchase program in which we repurchased 1,456,000 shares during the first quarter of 2010. We currently have approximately 3.5 million more shares within the plan available for repurchase.

Revenues

Revenues for the three months ended March 31, 2010, increased $24.6 million, or 16.4%, to $174.2 million, from $149.6 million for the comparable period in 2009. This increase primarily reflects overall growth within our existing programs and new business that was implemented in 2009 and 2010.

The following table sets forth the components of revenues (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Revenue:
Net earned premiums	$151,441	$129,038
Management administrative fees	4,956	5,250
Claims fees	1,746	1,966
Investment income	13,029	12,342
Commission revenue	3,166	3,021
Net realized losses	(134)	(1,992)

Total revenue	$174,204	$149,625

Net earned premiums increased $22.4 million, or 17.4%, to $151.4 million for the three months ended March 31, 2010, from $129.0 million in the comparable period in 2009. This increase was primarily the result of growth within our existing programs and the new business we began writing in 2009.

Management fees decreased $0.3 million, or 5.6%, to $5.0 million for the three months ended March 31, 2010, from $5.3 million for the comparable period in 2009. This decrease primarily reflects the impact of a program we previously managed that decided to perform its own policy administration services, as well as a slight decrease in fees related to some of our self-insured programs, caused by a decrease in premium volume from continued competition and challenging economic conditions.

Claim fees decreased $0.2 million, or 11.2%, to $1.8 million for the three months ended March 31, 2010, from $2.0 million for the comparable period in 2009. This decrease is primarily the result of the fact that the previously mentioned program is now administering their claims in house and an anticipated decrease resulting from the termination of one unprofitable program.

Net investment income increased $0.7 million, or 5.6%, to $13.0 million in 2010 from $12.3 million in 2009. This increase primarily reflects the increase in average invested assets from $1.1 billion in 2009 to $1.2 billion in 2010. This increase is the result of positive cash flows generated from operations that were primarily due to favorable underwriting results. The average investment yield for March 31, 2010 was 4.3% compared to 4.5% in 2009. The current pre-tax book yield was 4.4%. The current after-tax book yield was 3.3% compared to 3.3% in 2009. The effective duration of the investment portfolio is 5.2 years at March 31, 2010, compared to 4.6 years at March 31, 2009.

Expenses

Expenses increased $22.8 million from $128.3 million for the three months ended March 31, 2009 to $151.1 million for the three months ended March 31, 2010. This increase is reflective of the growth in our underwriting operations.

The following table sets forth the components of expenses (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Expense:
Net losses and loss adjustment expenses	$87,480	$74,895
Policy acquisition and other underwriting expenses	51,879	38,993
General selling & administrative expenses	5,906	8,166
General corporate expenses	1,977	1,922
Amortization expense	1,401	1,508
Interest expense	2,443	2,782

Total expenses	$151.086	$128,266

Net loss and loss adjustment expenses (“LAE”) increased $12.6 million, to $87.5 million for the three months ended March 31, 2010, from $74.9 million for the same period in 2009. Our loss and LAE ratio decreased 0.2 percentage points to 57.8% for the three months ended March 31, 2010, from 58.0% for the same period in 2009. The accident year loss and LAE ratio was 64.2% for the three months ended March 31, 2010 down from 64.5% in the comparable period in 2009. This decrease reflects the refinement of our costs allocation process between internal claims handling costs and policy administrative costs, offset by an increase in the 2010 accident year losses for the quarter, as a result of winter storm losses. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

Policy acquisition and other underwriting expenses increased $12.9 million, to $51.9 million for the three months ended March 31, 2010 from $39.0 million for the same period in 2009. Our expense ratio increased 4.1 percentage points to 34.3% for the three months ended March 31, 2010, from 30.2% for the same period in 2009. This increase reflects the above mentioned refinement in our internal costs allocation process between internal claims handling costs and policy administrative costs, as a well as the allocation between general administrative expenses and policy administrative costs. In addition, there was a slight increase in commission expense relating to new business added in the second half of 2009 where the agent performs certain policy issuance activities. Lastly, the 2009 expense ratio had been favorably impacted by lower insurance related assessments, primarily related to premium tax credits received from 2008 premium tax returns, which lowered the expense ratio by 1.3 percentage points for the quarter ended March 31, 2009.

General selling & administrative expenses decreased $2.3 million, to $5.9 million for the three months ended March 31, 2010 from $8.2 million for the same period in 2009. This decrease partially reflects the above mentioned refinement in our internal costs allocation process between policy acquisition costs and general administrative costs, as well as an overall decrease in costs such as technology, travel and related general costs.

Amortization expense decreased $0.1 million to $1.4 million for the three months ended March 31, 2010 from $1.5 million for the same period in 2009. This decrease reflects a decrease in the amortization relating to the USSU acquisition in 2007.

Interest expense for the three months ended March 31, 2010, decreased $0.3 million, to $2.5 million, from $2.8 million for the comparable period in 2009. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan. The overall decrease reflects the decline in the average outstanding balance on our term loan to $49.8 million for the period ended March 31, 2010 from $60.2 million for same period in 2009.

Federal income tax expense for the three months ended March 31, 2010 was $7.5 million or 32.5% of income before taxes compared to $7.5 million or 35.8% of income before taxes for the same period in 2009. Income tax expense on capital gains (losses) and the change in our valuation allowance for other than temporary impairments where there not any realized gains to offset the realized capital losses, was $253,000 and $518,000 for the three months ended March 31, 2010 and 2009, respectively. Excluding the impact of this deferred tax valuation, the effective income tax rate would have been 31.2% and 29.4% for the three months ended March 31, 2010 and 2009, respectively. This increase reflects a $477,000 adjustment to our current tax expense relating to a return to provision analysis completed on the closing tax return of ProCentury. Excluding this adjustment, the effective tax rate on net operating income, a non-GAAP measure, for the three months ended March 31, 2010 would have been 29.2% compared to 29.4% for the same period in 2009.

Other Items

Equity earnings of affiliated, net of tax;

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an insurance holding limited liability company for $14.8 million in cash. We are not required to consolidate this investment as we are not the primary beneficiary of the business. Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting. Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership. For the three months ended March 31, 2010, we recorded pre-tax and after-tax equity earnings of $803,000 and $522,000, or $0.01 per share.

Reserves

At March 31, 2010, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $708.9 million. We established a reasonable range of reserves of approximately $645.0 million to $751.7 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$212,756	$235,446	$226,899
Commercial Multiple Peril/General Liability	296,892	364,164	337,189
Commercial Automobile	100,995	113,195	107,854
Other	34,392	38,944	36,982

Total Net Reserves	$645,035	$751,749	$708,924

(1)	Includes Residual Markets

Reserves are reviewed and established by our internal actuaries for adequacy and peer reviewed by our independent actuaries. When reviewing reserves, we analyze historical data and estimate the impact of numerous factors such as (1) per claim information; (2) industry and our historical loss experience; (3) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (4) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the three months ended March 31, 2010, and the year ended December 31, 2009.

For the three months ended March 31, 2010, we reported a decrease in net ultimate loss estimates for accident years 2009 and prior of $9.7 million, or 1.4% of $682.4 million of beginning net loss and LAE reserves at December 31, 2009. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2010 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2009 and for the three months ended March 31, 2010. The major components of this change in ultimates are as follows (in thousands):

	Reserves at	Incurred Losses			Paid Losses			Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	March 31,
Line of Business	2009	Year	Years	Incurred	Year	Years	Paid	2010

Workers’ Compensation	$185,729	$36,525	$1,476	$38,001	$1,080	$16,665	$17,745	$205,985
Residual Markets	21,907	1,212	(1,274)	(62)	889	42	931	$20,914
Commercial Multiple Peril/General Liability	333,688	26,144	(6,178)	19,966	487	15,978	16,465	$337,189
Commercial Automobile	105,468	18,804	(1,860)	16,944	2,582	11,976	14,558	$107,854
Other	35,584	14,502	(1,871)	12,631	2,472	8,760	11,233	$36,982

Net Reserves	682,376	$97,187	$(9,707)	$87,480	$7,510	$53,421	$60,932	708,924

Reinsurance Recoverable	266,801							269,524

Consolidated	$949,177							$978,448

		Total
		Re-estimated	Development
		Reserves at	as a
	Reserves at	March 31,	Percentage of
	December 31,	2010 on	Prior Year
Line of Business	2009	Prior Years	Reserves

Workers’ Compensation	$185,729	$187,205	0.8%
Commercial Multiple Peril/General Liability	333,688	327,510	−1.9%
Commercial Automobile	105,468	103,608	−1.8%
Other	35,584	33,713	−5.3%

Sub-total	660,469	652,036	−1.3%
Residual Markets	21,907	20,633	−5.8%

Total Net Reserves	$682,376	$672,669	−1.4%

Workers’ Compensation Excluding Residual Markets  The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets increased $1.5 million, or 0.8% of net workers’ compensation reserves. This net overall increase reflects increases of $1.7 million and $604,000 in the ultimate loss estimates for accident years 2009 and 2008, respectively. These increases were isolated to specific claim activity in certain specific programs. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril/General Liability  The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $6.2 million, or 1.9% of net commercial multiple peril and general liability reserves. The net decrease reflects decreases of $1.8 million, $2.7 million, and $678,000 in the ultimate loss estimates for accident years 2008, 2007, 2006, respectively. The decreases in the net ultimate loss estimates for these accident years were due to better than expected claim emergence in several general liability programs and an excess liability program.

Commercial Automobile  The projected net ultimate loss estimate for the commercial automobile line of business decreased $1.9 million, or 1.8% of net commercial automobile reserves. This net overall decrease reflects decreases in the net ultimate loss estimate of $1.1 million and $853,000 for accident years 2009 and 2008, respectively. The decreases in the net ultimate loss estimates for these accident years were due to less than expected claim emergence in three west coast based programs. The decreases were offset by an increase of $498,000 in accident year 2005. This increase in the net ultimate loss estimates for this accident year was due to greater than expected claim emergence in an excess liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Other  The projected net ultimate loss estimate for the other lines of business decreased $1.9 million, or 5.3% of net reserves. This net decrease reflects a decrease of $1.9 million in accident year 2009. This decrease is primarily due to better than expected case reserve development during the calendar year in a professional liability program. This decrease was offset by an increase in net ultimate loss estimate of $475,000 in accident year 2008. This increase was due to greater than expected claim emergence in property lines of business. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets  The workers’ compensation residual market net reserves decreased by $1.3 million, or 5.8% of net reserves. This decrease reflects a reduction of $900,000 in accident year 2008. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

Other Than Temporary Impairments

At March 31, 2010 and December 31, 2009, we had 107 and 127 securities that were in an unrealized loss position, respectively. Of the securities held at March 31, 2010, twenty seven securities had an aggregate $18.9 million and $1.8 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. Of the securities held at December 31, 2009, forty-one had an aggregate $30.0 million and $2.3 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.

During the quarter ended March 31, 2010, in accordance with to our OTTI policy, we recorded an OTTI credit loss of $305,000. For the three months ended March 31, 2009 we recorded an OTTI loss of $2.1 million.

Refer to Note 4 — Investments, for additional information specific to OTTI and their fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are insurance premiums, investment income, proceeds from the maturity and sale of invested assets from our Insurance Company Subsidiaries, and risk management fees and agency commissions from our non-regulated subsidiaries. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses, shareholder dividends, share repurchases, capital expenditures, and debt service.

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws.. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance

Company Subsidiaries during 2010 is $47.9 million without prior regulatory approval. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $51.5 million of extraordinary dividends in 2010, subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $14.3 million and $8.3 million for the three months ended March 31, 2010 and 2009, respectively. We remain well within our targets as they relate to our premium leverage ratios, even taking into consideration the dividends paid by our Insurance Company Subsidiaries. Our targets for gross and net written premium to statutory surplus are 2.75 to 1.0 and 2.25 to 1.0, respectively. As of March 31, 2010, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.1 to 1.0 and 1.8 to 1.0, respectively. The ordinary dividends paid in 2010 and 2009 we funded from current financial earnings.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $3.3 million for the three months ended March 31, 2010.

We have a line of credit totaling $35.0 million, which has no outstanding balance at March 31, 2010. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Cash flow provided by operations was $44.7 million and $23.3 million for the three months ended March 31, 2010 and 2009, respectively. The increase in cash flow from operations reflects growth in premiums written and the related underwriting profit. Our strong operating cash flows are also the result of our ability to match the duration of our invested assets and reserve duration as it relates to our incurred losses. We maintain a strong balance sheet with geographic spread of risks, high quality reinsurance, and a high quality investment portfolio.

Other Items

Interest Rate Swaps

We have entered into interest rate swap transactions to mitigate our interest rate risk on our existing debt obligations. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges. These interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense. Refer to Note 6 — Derivative Instruments, for additional information specific to our interest rate swaps.

Credit Facilities

On July 31, 2008, we executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of our Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. As of March 31, 2010, the outstanding balance on our term loan facility was $47.1 million. We did not have an outstanding balance on our revolving credit facility as of March 31, 2010. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions. At December 31, 2009, we had an outstanding balance of $49.9 million on our term loan and did not have an outstanding balance on our revolving credit facility. Refer to Note 3 — Debt, for additional information specific to our credit facilities and debentures.

Investment Portfolio

As of March 31, 2010 and December 31, 2009, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.2 billion.

In general, we believe our overall investment portfolio is conservatively invested. The effective duration of the investment portfolio at March 31, 2010 is 5.2 years, compared to 4.6 years at March 31, 2009. Our pre-tax book yield is 4.4%. The current after-tax yield is 3.3%, compared to 3.3% in 2009. Approximately 98.3% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

At March 31, 2010, shareholders’ equity was $511.5 million, or a book value of $9.43 per common share, compared to $502.9 million, or a book value of $9.06 per common share, at December 31, 2009.

At the Company’s regularly scheduled Board of Directors meeting on February 12, 2010, the Board authorized management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaced the existing share repurchase plan authorized in July 2008. For the three months ended March 31, 2010, the Company purchased and retired 1.5 million shares of common stock for a total cost of approximately $11.0 million. There were no share repurchases in the three months ended March 31, 2009.

For the three months ended March 31, 2010 we had $1.6 million of cash dividends payable to our common shareholders on April 5, 2010. For the three months ended March 31, 2009 we paid cash dividends to our common shareholders totaled $1.1 million. On April 30, 2010, our Board of Directors declared a quarterly dividend of $0.03 per common share. The dividend is payable on June 1, 2010, to shareholders of record as of May 14, 2010.

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

Contractual Obligations and Commitments

For the three months ended March 31, 2010, there were no material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810, Consolidation (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R). ASC 810 contains consolidation guidance applicable to variable interest entities. The guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a variable interest entity must be consolidated, and how involvement with the variable interest entity affects a company’s financial statements. The guidance is effective for annual periods beginning after November 15, 2009. The Company adopted ASC 810 in the first quarter of 2010. The adoption of ASC 810 did not have a material impact on its financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective for interim and annual reporting periods beginning after December 15, 2009, ASU 2010-06 requires additional disclosures for financial instrument transfers in and out of Levels 1 and 2; and clarifies existing disclosure requirements around the level of disaggregation and for the inputs and valuation techniques. These additional disclosures are provided in Note 5 — Fair Value Measurements.

Effective for fiscal years beginning after December 15, 2010, ASU 2010-06 requires additional disclosures for activity in Level 3 fair value measurements. The adoption of this guidance is not expected to have a significant impact on our disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of March 31, 2010. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At March 31, 2010, our fixed income portfolio had a effective duration of 5.15, compared to 5.09 at December 31, 2009.

At March 31, 2010, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.2 billion. Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income. These investments comprise 2.50% of our investment portfolio.

Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. We continue to increase our holdings of tax-exempt securities based on our desire to maximize after-tax investment income. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2009. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Fair Value	$1,199,788	$1,141,412	$1,082,472
Yield to Maturity or Call	2.46%	3.45%	4.47%
Effective Duration	4.77	5.15	5.29

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At March 31, 2010 and December 31, 2009, we had debentures of $80.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates. Thus, our interest expense on our term loan is directly correlated to market interest rates. At March 31, 2010, we had an outstanding balance on our term loan of $47.1 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $471,000. At December 31, 2009, we had an outstanding balance on our term loan of $49.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $499,000.

We have entered into interest rate swap transactions to mitigate our interest rate risk on our existing debt obligations. These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges. These interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income. The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense. Refer to Note 6 — Derivative Instruments for further detail relating to our interest rate swap transactions.

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At March 31, 2010 and December 31, 2009, we did not have an outstanding balance on our revolving line of credit.

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

As of March 31, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended March 31, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 8 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2010, which is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and our other filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2010, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaced the existing share repurchase plan authorized in July 2008.

The following table represents information with respect to repurchases of the Company’s common stock for the quarterly period ended March 31, 2010:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total	Average	Announced	Repurchased
	Number of	Price Paid	Plans or	Under the Plans
Period	Shares	Per Share	Programs	or Programs

January 1 — January 31, 2010	—	$—	—	272,098
February 1 — February 28, 2010	350,000	$6.98	—	4,650,000
March 1 — March 31, 2010	1,106,000	$7.67		3,544,000

Total	1,456,000	$7.51	—

ITEM 6.	EXHIBITS

The following documents are filed as part of this Report:

Exhibit
No.	Description

10.1	Form of Restricted Stock Agreement in connection with restricted stock awards granted to Robert S. Cubbin, Karen M. Spaun, Michael G. Costello, Stephen A. Belden, and James M. Mahoney (incorporated by reference from Current Report on Form 8-K filed on March 1, 2010).
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Dated: May 10, 2010

EXHIBITS INDEX

Exhibit
No.	Description

10.1	Form of Restricted Stock Agreement in connection with restricted stock awards granted to Robert S. Cubbin, Karen M. Spaun, Michael G. Costello, Stephen A. Belden, and James M. Mahoney (incorporated by reference from Current Report on Form 8-K filed on March 1, 2010).
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.