Form 10-Q
period 2010-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2010-08-09
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-14094

Meadowbrook Insurance Group, Inc.
(Exact name of Registrant as specified in its charter)

Michigan	38-2626206
(State of Incorporation)	(IRS Employer Identification No.)

26255 American Drive,
Southfield, Michigan 48034
(Address, zip code of principal executive offices)

(248) 358-1100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 4, 2010, was 53,559,542.

PART 1 — FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30,

	2010	2009
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$192,789	$153,063
Ceded	(30,029)	(25,923)

Net earned premiums	162,760	127,140
Net commissions and fees	7,135	8,396
Net investment income	13,454	12,397
Realized gains (losses):
Total other-than-temporary impairments on securities	(106)	(2,776)
Portion of loss recognized in other comprehensive income	—	1,734

Net other-than-temporary impairments on securities recognized in earnings	(106)	(1,042)
Net realized gains excluding other-than-temporary impairments on securities	398	84

Net realized gains (losses)	292	(958)

Total revenues	183,641	146,975

Expenses
Losses and loss adjustment expenses	119,576	92,171
Reinsurance recoveries	(20,364)	(16,712)

Net losses and loss adjustment expenses	99,212	75,459
Policy acquisition and other underwriting expenses	57,370	43,092
General selling & administrative expenses	5,321	7,594
General corporate expenses	1,269	1,320
Amortization expense	1,121	1,420
Interest expense	2,411	2,659

Total expenses	166,704	131,544

Income before taxes and equity earnings	16,937	15,431

Federal and state income tax expense	4,738	3,823
Equity earnings of affiliates, net of tax	644	—
Equity earnings of unconsolidated subsidiaries, net of tax	18	37

Net income	$12,861	$11,645

Earnings Per Share
Basic	$0.24	$0.20
Diluted	$0.24	$0.20
Weighted average number of common shares
Basic	54,018,868	57,447,707
Diluted	54,268,668	57,516,750
Dividends paid per common share	$0.03	$0.02

The accompanying notes are an integral part of the Consolidated Financial Statements.

PART 1 — FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30,

	2010	2009
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$372,402	$308,077
Ceded	(58,201)	(51,899)

Net earned premiums	314,201	256,178
Net commissions and fees	17,003	18,633
Net investment income	26,483	24,739
Realized gains (losses):
Total other-than-temporary impairments on securities	(411)	(4,827)
Portion of loss recognized in other comprehensive income	—	1,734

Net other-than-temporary impairments on securities recognized in earnings	(411)	(3,093)
Net realized gains excluding other-than-temporary impairments on securities	569	143

Net realized gains (losses)	158	(2,950)

Total revenues	357,845	296,600

Expenses
Losses and loss adjustment expenses	218,897	185,977
Reinsurance recoveries	(32,205)	(35,623)

Net losses and loss adjustment expenses	186,692	150,354
Policy acquisition and other underwriting expenses	109,249	82,085
General selling & administrative expenses	11,227	15,760
General corporate expenses	3,246	3,242
Amortization expense	2,522	2,928
Interest expense	4,854	5,441

Total expenses	317,790	259,810

Income before taxes and equity earnings	40,055	36,790

Federal and state income tax expense	12,396	11,692
Equity earnings of affiliates, net of tax	1,166	—
Equity earnings of unconsolidated subsidiaries, net of tax	470	87

Net income	$29,295	$25,185

Earnings Per Share
Basic	$0.54	$0.44
Diluted	$0.53	$0.44
Weighted average number of common shares
Basic	54,642,127	57,420,255
Diluted	54,887,561	57,481,241
Dividends paid per common share	$0.06	$0.04

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30,

	2010	2009
	(Unaudited)
	(In thousands)

Net income	$12,861	$11,645
Other comprehensive income, net of tax:
Unrealized gains on securities	13,469	6,371
Unrealized gains in affiliates and unconsolidated subsidiaries	(7)	—
Increase (decrease) on non-credit other-than-temporary impairments on securities	1,092	(1,734)
Net deferred derivative gain (losses) — hedging activity	(447)	1,417
Less reclassification adjustment for investment (gains) losses included in net income	(216)	980

Other comprehensive gains, net of tax	13,891	7,034

Comprehensive income	$26,752	$18,679

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30,

	2010	2009
	(Unaudited)
	(In thousands)

Net income	$29,295	$25,185
Other comprehensive income, net of tax:
Unrealized gains on securities	18,267	12,406
Unrealized gains in affiliates and unconsolidated subsidiaries	140	—
Increase (decrease) on non-credit other-than-temporary impairments on securities	485	(1,734)
Net deferred derivative gain (losses) — hedging activity	(625)	1,746
Less reclassification adjustment for investment (gains) losses included in net income	(60)	2,994

Other comprehensive gains, net of tax	18,207	15,412

Comprehensive income	$47,502	$40,597

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,112,064 and $1,045,454)	$1,183,607	$1,088,554
Equity securities available for sale, at fair value (amortized cost of $26,554 and $26,919)	28,203	28,342
Cash and cash equivalents	64,463	86,319
Accrued investment income	12,691	11,599
Premiums and agent balances receivable, net	180,508	155,327
Reinsurance recoverable on:
Paid losses	6,769	7,724
Unpaid losses	279,223	266,801
Prepaid reinsurance premiums	34,040	35,298
Deferred policy acquisition costs	77,326	68,787
Deferred federal income taxes	—	5,645
Goodwill	118,842	118,842
Other intangible assets	38,927	41,301
Other assets	89,266	81,205

Total assets	$2,113,865	$1,995,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$1,012,656	$949,177
Unearned premiums	350,507	325,915
Debt	44,250	49,875
Debentures	80,930	80,930
Accounts payable and accrued expenses	37,806	34,251
Funds held and reinsurance balances payable	29,379	29,161
Payable to insurance companies	2,876	3,314
Deferred federal income taxes	3,999	—
Other liabilities	20,362	20,240

Total liabilities	1,582,765	1,492,863

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 53,559,542 and 55,519,970 shares issued and outstanding	536	555
Additional paid-in capital	293,932	304,930
Retained earnings	193,456	172,441
Note receivable from officer	(811)	(825)
Accumulated other comprehensive income	43,987	25,780

Total shareholders’ equity	531,100	502,881

Total liabilities and shareholders’ equity	$2,113,865	$1,995,744

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Note	Other	Total
	Common	Paid-In	Retained	Receivable	Comprehensive	Shareholders’
	Stock	Capital	Earnings	from Officer	(Loss) Income	Equity
	(In thousands)

Balances December 31, 2009	$555	$304,930	$172,441	$(825)	$25,780	$502,881
Net income	—	—	29,295	—	—	29,295
Dividends declared and paid	—	—	(3,272)	—	—	(3,272)
Net unrealized appreciation on available for sale securities	—	—	—	—	18,692	18,692
Net deferred derivative gain — hedging activity	—	—	—	—	(625)	(625)
Stock award	2	348			—	350
Long term incentive plan; stock award for 2009-2011 plan years	—	501	—	—	—	501
Repurchase of 2,158,000 shares of common stock	(21)	(11,847)	(5,008)	—	—	(16,876)
Change in investment of affiliates, net of tax	—	—	—	—	71	71
Change in investment of unconsolidated subsidiaries	—	—	—	—	69	69
Note receivable from officer	—	—	—	14	—	14

Balances June 30, 2010	$536	$293,932	$193,456	$(811)	$43,987	$531,100

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,

	2010	2009
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$29,295	$25,185
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	2,522	2,928
Amortization of deferred debenture issuance costs	132	215
Depreciation of furniture, equipment, and building	2,793	2,543
Net amortization of discount and premiums on bonds	1,759	1,578
(Gain) loss on sale of investments, net	(60)	2,994
Gain on sale of fixed assets	(44)	(44)
Long-term incentive plan expense	501	407
Stock award	385	—
Equity earnings of affiliates, net of taxes	(1,166)	—
Equity earnings of unconsolidated subsidiaries, net of tax	(470)	—
Deferred income tax expense	(37)	20
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(25,181)	(18,538)
Reinsurance recoverable on paid and unpaid losses	(11,467)	814
Prepaid reinsurance premiums	1,258	3,056
Deferred policy acquisition costs	(8,539)	(2,573)
Other assets	(2,953)	1,687
Increase (decrease) in:
Losses and loss adjustment expenses	63,479	16,709
Unearned premiums	24,592	8,805
Payable to insurance companies	(438)	(2,413)
Funds held and reinsurance balances payable	218	(437)
Other liabilities	(3,687)	1,057

Total adjustments	43,597	18,808

Net cash provided by operating activities	72,892	43,993

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(116,523)	(105,185)
Proceeds from sales and maturities of debt securities available for sale	49,366	69,102
Purchase of equity securities available for sale	—	(234)
Proceeds from sales of equity securities available for sale	420	—
Capital expenditures	(2,379)	(1,589)
Acquisition of rights renewals	(148)	—
Other investing activities	(286)	247

Net cash used in investing activities	(69,550)	(37,659)

Cash Flows From Financing Activities
Payment of lines of credit	(5,625)	(4,750)
Book overdrafts	933	896
Dividends paid on common stock	(3,272)	(2,299)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	(35)	(330)
Share repurchases	(17,130)	—
Other financing activities	(69)	(62)

Net cash used in financing activities	(25,198)	(6,545)

Net decrease in cash and cash equivalents	(21,856)	(211)
Cash and cash equivalents, beginning of period	86,319	76,588

Cash and cash equivalents, end of period	$64,463	$76,377

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2009.

The Company’s consolidated Balance Sheet as of December 31, 2009, previously reported, had a reclassification between Other Assets and Other Liabilities in order to conform to the June 30, 2010, presentation. This reclassification was only Balance Sheet related and did not affect any of the other financial statements.

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

Earnings Per Share

For the three months and six months ended June 30, 2010, there were no outstanding options that have been excluded from the diluted earnings per share. For the three months ended June 30, 2009, there were no outstanding options that have been excluded from the diluted earnings per share. For the six months ended June 30, 2009, there were 1,500 outstanding options that have been excluded from the diluted earnings per share, as they were anti-dilutive. Shares issuable pursuant to stock options included in diluted earnings per share were zero and 23 for the three months ended June 30, 2010 and 2009, respectively. There were no shares issuable pursuant to stock options included in diluted earnings per share for the six months ended June 30, 2010 and 2009.

Shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 249,800 and 69,020 for the three months ended June 30, 2010 and 2009, and 245,434 and 60,986 for the six months ended June 30, 2010 and 2009, respectively.

Shares issued pursuant to a restricted stock award granted on February 23, 2010, were 202,500 out of the 2002 Stock Option Plan. Shares retired for tax withholding were 4,928 resulting in a net issuance of 197,572, which are included in our weighted average number of common shares for the three months and six months ended June 30, 2010.

Income Taxes

As of June 30, 2010 and December 31, 2009, the Company did not have any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of June 30, 2010 and December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

Reclassifications and redefining segment reporting:

During the first quarter of 2010, the Company made certain reclassifications to the expense classifications in the Consolidated Statement of Income. These reclassifications were made to enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income. The reclassifications were the result of a comprehensive cost allocation study that allowed us to align the underlying internal salary and administrative costs with the underlying function of those costs. Previously, internal salary and administrative costs were charged to the Insurance Company Subsidiaries based upon an estimated management fee and later eliminated during consolidation. Under this new methodology, the actual costs are reimbursed by the Insurance Company Subsidiaries and the expenses are eliminated as a reimbursement of costs. As such, the nature of the costs retain their underlying function in the consolidation process. The Consolidated Statement of Income for the three months and six months ended June 30, 2009 has been reclassified to conform to this revised presentation.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the reclassification of expense line items for the three months and six months ended June 30, 2009 (in thousands):

	For the Three Months Ended June 30, 2009
	As Reported	Reclassification	Reclassified

Losses and loss adjustment expenses	$87,176	$4,995	$92,171
Reinsurance recoverables	(16,712)	—	(16,712)

Net losses and loss adjustment expenses	70,464	4,995	75,459

Salaries and employee benefits	19,945	(19,945)	—
Policy acquisition and other underwriting expenses	27,139	15,953	43,092
Other administrative expenses	9,917	(9,917)	—
General selling and administrative expenses	—	7,594	7,594
General corporate expenses	—	1,320	1,320
Amortization expense	1,420	—	1,420
Interest expense	2,659	—	2,659

Total expenses	$131,544	$—	$131,544

	For the Six Months Ended June 30, 2009
	As Reported	Reclassification	Reclassified

Losses and loss adjustment expenses	$175,874	$10,103	$185,977
Reinsurance recoverables	(35,623)	—	(35,623)

Net losses and loss adjustment expenses	140,251	10,103	150,354

Salaries and employee benefits	39,772	(39,772)	—
Policy acquisition and other underwriting expenses	51,108	30,977	82,085
Other administrative expenses	20,310	(20,310)	—
General selling and administrative expenses	—	15,760	15,760
General corporate expenses	—	3,242	3,242
Amortization expense	2,928	—	2,928
Interest expense	5,441	—	5,441

Total expenses	$259,810	$—	$259,810

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810, Consolidation (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810, contains consolidation guidance applicable to variable interest entities. The guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a variable interest entity must be consolidated, and how involvement with the variable interest entity affects a company’s financial statements. The guidance is effective for annual periods beginning after November 15, 2009. The Company

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopted ASC 810 in the first quarter of 2010. The adoption of ASC 810 did not have a material impact on its financial condition or results of operations.

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

On February 23, 2010, the Company issued 202,500 restricted stock awards (“RSAs”), to eight executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). The RSAs vest over a four year period. The first twenty percent vested on February 23, 2010 and the remaining eighty percent will vest annually on a straight line basis over the requisite service period, which ends February 23, 2014. The unvested RSAs are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. In accordance with Accounting Standard Codification (“ASC”) 718, — Compensation — Stock Compensation, the Company recorded approximately $71,000 and $381,000 of compensation expense for the three months and six months ended June 30, 2010, respectively.

NOTE 3 —	Debt

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of the Company’s Merger (the “ProCentury Merger”) and a $35.0 million revolving credit facility, which was partially funded upon closing of the ProCentury Merger. As of June 30, 2010, the outstanding balance on its term loan facility was $44.3 million. The Company did not have an outstanding balance on its revolving credit facility as of June 30, 2010. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. At December 31, 2009, the Company had an outstanding balance of $49.9 million on its term loan and did not have an outstanding balance on its revolving credit facility.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate. The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities. At June 30, 2010, the interest rate on the Company’s term loan was 5.95%, which consisted of a fixed rate of 3.95%, as described in Note 6 — Derivative Instruments, plus an applicable margin of 2.00%.

The debt covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star and Century Surety of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best Company rating of “B++.” As of June 30, 2010, the Company was in compliance with these debt covenants.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

					Interest
					Rate at
Year of		Year	Year		June 30,	Principal
Issuance	Description	Callable	Due	Interest Rate Terms	2010(1)	Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.58%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.44%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.68%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	4.12%	20,620
	Junior subordinated debentures(2)	2007	2032	Three-month LIBOR, plus 4.00%	4.54%	15,000
	Junior subordinated debentures(2)	2008	2033	Three-month LIBOR, plus 4.10%	4.54%	10,000

					Total	$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)	Represents the junior subordinated debentures acquired in conjunction with the ProCentury Merger on July 31, 2008.

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

The issuance costs associated with these debentures have been capitalized and are included in other assets on the balance sheet. As of June 30, 2007, these issuance costs were being amortized over a seven year period as a component of interest expense. The seven year amortization period represented management’s best estimate of the estimated useful life of the bonds related to both the senior debentures and junior subordinated debentures. Beginning July 1, 2007, the Company re-evaluated its best estimate and determined a five year amortization period to be a more accurate representation of the estimated useful life. Therefore, this change in amortization period from seven years to five years has been applied prospectively beginning July 1, 2007.

The junior subordinated debentures issued in 2003 and 2005 were issued in conjunction with the issuance of $10.0 million and $20.0 million in mandatory redeemable trust preferred securities to a trust formed by an institutional investor from the Company’s unconsolidated subsidiary trusts, Meadowbrook Capital Trust and Meadowbrook Capital Trust II, respectively.

In relation to the junior subordinated debentures acquired in conjunction with the ProCentury Merger, were issued in conjunction with the issuance of $15.0 million and $10.0 million in floating rate trust preferred securities to a trust formed from the Company’s unconsolidated trust, ProFinance Statutory Trust I and ProFinance Statutory Trust II. The Company also acquired the remaining unamortized portion of the capitalized issuance costs associated with these debentures. The remaining unamortized portion of the issuance costs acquired was $625,000. These are included in other assets on the balance sheet. The remaining balance is being amortized over a five year period beginning August 1, 2008, as a component of interest expense.

The junior subordinated debentures are unsecured obligations of the Company and are junior to the right of payment to all senior indebtedness of the Company. The Company has guaranteed that the payments made to the four trusts mentioned above will be distributed by each trusts to the holders of the trust preferred securities.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates that the fair value of the above mentioned junior subordinated debentures and senior debentures issued approximate the gross proceeds of cash received at the time of issuance.

NOTE 4 —	Investments

The estimated fair value of investments in securities is determined based on published market quotations and broker/dealer quotations. The cost or amortized cost, gross unrealized gains, losses, non-credit other than temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI	Fair Value

Debt Securities:
U.S. Government and agencies	$26,236	$1,691	$—	$—	$27,927
Obligations of states and political subs	520,711	28,969	(86)	—	549,594
Corporate securities	319,631	23,533	(790)	(37)	342,337
Redeemable preferred stocks	3,024	1,665	—	—	4,689
Residential mortgage-backed securities	192,847	15,194	—	(366)	207,675
Commercial mortgage-backed securities	28,510	1,515	(303)	—	29,722
Other asset-backed securities	21,105	1,509	(141)	(810)	21,663

Total debt securities available for sale	1,112,064	74,076	(1,320)	(1,213)	1,183,607

Equity Securities:
Perpetual preferred stock	11,766	1,426	(67)	—	13,125
Common stock	14,788	661	(371)	—	15,078

Total equity securities available for sale	26,554	2,087	(438)	—	28,203

Total securities available for sale	$1,138,618	$76,163	$(1,758)	$(1,213)	$1,211,810

	December 31, 2009
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI(1)	Fair Value

Debt Securities:
U.S. Government and agencies	$26,177	$1,037	$(60)	$—	$27,154
Obligations of states and political subs	499,384	21,566	(816)	—	520,134
Corporate securities	257,187	10,872	(892)	(22)	267,145
Redeemable preferred stocks	2,689	1,349	(38)	—	4,000
Residential mortgage-backed securities	214,562	11,379	(114)	(615)	225,212
Commercial mortgage-backed securities	24,015	292	(579)	—	23,728
Other asset-backed securities	21,440	983	(181)	(1,061)	21,181

Total debt securities available for sale	1,045,454	47,478	(2,680)	(1,698)	1,088,554

Equity Securities:
Perpetual preferred stock	12,131	1,350	(168)	—	13,313
Common stock	14,788	691	(450)	—	15,029

Total equity securities available for sale	26,919	2,041	(618)	—	28,342

Total securities available for sale	$1,072,373	$49,519	$(3,298)	$(1,698)	$1,116,896

(1)	Includes unrealized gains (losses) related to securities with non-credit OTTI.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30,	December 31,
	2010	2009

Unrealized gains	$76,163	$49,519
Unrealized losses	(1,758)	(3,298)
Non-credit OTTI(1)	(1,213)	(1,698)

Net unrealized gains	73,192	44,523
Deferred federal income tax expense	(25,617)	(15,583)
Valuation allowance adjustment on deferred income taxes	750	694

Net unrealized gains on investments, net of deferred federal income taxes	$48,325	$29,634

(1)	Includes unrealized gains (losses) related to securities with non-credit OTTI.

Net realized (losses) gains on securities, including OTTI, for the three months and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	For the Three Months
	Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Realized (losses) gains:
Debt securities:
Gross realized gains	$225	$286	$373	$419
Gross realized losses	(54)	(994)	(368)	(2,824)

Total debt securities	171	(708)	5	(2,405)

Equity Securities:
Gross realized gains	106	—	116	—
Gross realized losses	(61)	(272)	(61)	(589)

Total equity securities	45	(272)	55	(589)

Net realized gains (losses)	$216	$(980)	$60	$(2,994)

OTTI included in realized losses on securities above	$106	$1,042	$411	$3,093

Proceeds from the sales of fixed maturity securities available for sale were $680,075 and $4.8 million, for the three months ended June 30, 2010 and 2009, respectively. Proceeds from the sales of fixed maturity securities available for sale were $1.1 million and $4.8 million, for the six months ended June 30, 2010 and 2009, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2010, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
		Estimated Fair
	Amortized Cost	Value

Due in one year or less	$41,297	$43,280
Due after one year through five years	199,530	209,602
Due after five years through ten years	476,745	512,655
Due after ten years	152,030	159,010
Mortgage-backed securities, collateralized obligations and other asset-backed securities	242,462	259,060

	$1,112,064	$1,183,607

Net investment income for the three months and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	For the Three Months
	Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net Investment Income Earned From:
Debt securities	$12,970	$12,005	$25,550	$23,630
Equity Securities	525	401	1,061	1,024
Cash and cash equivalents	226	260	409	638

Total gross investment income	13,721	12,666	27,020	25,292
Less investment expenses	267	271	537	555

Net investment income	$13,454	$12,395	$26,483	$24,737

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments

At June 30, 2010 and December 31, 2009, the Company had 51 and 127 securities that were in an unrealized loss position, respectively. Of the securities held at June 30, 2010, twenty-five had an aggregate $17.4 million and $2.0 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. Of the securities held at December 31, 2009, forty-one had an aggregate $30.0 million and $2.3 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

After the Company’s review of its investment portfolio in relation to this policy, the Company recorded a credit OTTI loss of $106,000 and $411,000 for the three months and six months ended June 30, 2010, respectively, of which no non-credit related OTTI losses were recognized in other comprehensive income. For the three months ended June 30, 2009, the Company recorded a pre-tax realized loss of $2.7 million, of which $1.0 million was deemed credit OTTI and $1.7 million was deemed non-credit OTTI. For the six months ended June 30, 2009, the Company recorded a pre-tax realized loss of $4.8 million of which $3.1 million was deemed credit OTTI and $1.7 million was deemed non-credit OTTI. These impairments pertained to certain corporate bonds, asset-backed and mortgage-backed securities.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows for the periods ended (in thousands):

	June 30, 2010
	Less Than 12 months		Greater Than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments	Unrealized	Investments	Unrealized	Investments	Unrealized
	with	Losses and	with	Losses and	with	Losses and
	Unrealized	Non-Credit	Unrealized	Non-Credit	Unrealized	Non-Credit
	Losses	OTTI	Losses	OTTI	Losses	OTTI

Debt Securities:
U.S. Government and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subs	8,856	(26)	5,720	(60)	14,576	(86)
Corporate securities	16,476	(813)	87	(14)	16,563	(827)
Redeemable preferred stocks	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	3,734	(366)	3,734	(366)
Commercial mortgage-backed securities	—	—	298	(302)	298	(302)
Other asset-backed securities	886	(16)	2,488	(936)	3,374	(952)

Total debt securities	26,218	(855)	12,327	(1,678)	38,545	(2,533)

Equity Securities:
Perpetual preferred stock	1,062	(67)	—	—	1,062	(67)
Common stock	—	—	5,097	(371)	5,097	(371)

Total equity securities	1,062	(67)	5,097	(371)	6,159	(438)

Total securities	$27,280	$(922)	$17,424	$(2,049)	$44,704	$(2,971)

	December 31, 2009
	Less Than 12 months		Greater Than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments	Unrealized	Investments	Unrealized	Investments	Unrealized
	with	Losses and	with	Losses and	with	Losses and
	Unrealized	Non-Credit	Unrealized	Non-Credit	Unrealized	Non-Credit
	Losses	OTTI	Losses	OTTI	Losses	OTTI

Debt Securities:
U.S. Government and agencies	$3,546	$(60)	$—	$—	$3,546	$(60)
Obligations of states and political subs	53,577	(640)	7,115	(176)	60,692	(816)
Corporate securities	55,276	(912)	199	(2)	55,475	(914)
Redeemable preferred stocks	—	—	721	(38)	721	(38)
Residential mortgage-backed securities	5,971	(79)	4,596	(650)	10,567	(729)
Commercial mortgage-backed securities	3,286	(20)	8,109	(559)	11,395	(579)
Other asset-backed securities	3,177	(972)	1,354	(270)	4,531	(1,242)

Total debt securities	124,833	(2,683)	22,094	(1,695)	146,927	(4,378)

Equity Securities:
Perpetual preferred stock	103	(24)	2,862	(144)	2,965	(168)
Common stock	—	—	5,074	(450)	5,074	(450)

Total equity securities	103	(24)	7,936	(594)	8,039	(618)

Total securities	$124,936	$(2,707)	$30,030	$(2,289)	$154,966	$(4,996)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of April 1, 2009	$(46)
Additional credit impairments on:
Previously impaired securities	—
Securities for which an impairment was not previously recognized	(298)
Reductions	—

Balance as of June 30, 2009	$(344)

Balance as of January 1, 2010	$(547)
Additional credit impairments on:
Previously impaired securities	(261)
Securities for which an impairment was not previously recognized	—
Reductions	—

Balance as of June 30, 2010	$(808)

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

The fair value measurements of a slight portion of the Company’s fixed income securities, comprising 2.71% of the fair value of the total fixed income portfolio, were based on Level 1 inputs.

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

The fair value measurements of substantially all of the Company’s fixed income securities, comprising 96.81% of the fair value of the total fixed income portfolio, were based on Level 2 inputs.

The fair values of the Company’s interest rate swaps were based on Level 2 inputs.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 3 — Unobservable inputs, including the reporting entity’s own data (e.g., cash flow estimates), as long as there are no contrary data indicating market participants would use different assumptions.

The fair value measurements for nineteen securities, comprising 0.48% of the fair value of the total fixed income portfolio, were based on Level 3 inputs, due to the limited availability of corroborating market data. Inputs for valuation of these securities included benchmark yields, broker quotes, and models based on cash flows and other inputs.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of June 30, 2010 (in thousands):

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30, 2010	Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Debt Securities:
U.S. Government and agencies	$27,926	$—	$27,926	$—
Obligations of states and political subs	549,595	—	549,595	—
Corporate securities	342,336	—	341,092	1,244
Redeemable preferred stocks	4,689	4,689	—	—
Residential mortgage-backed securities	207,675	—	207,675	—
Commercial mortgage-backed securities	29,722	—	28,676	1,046
Other asset-backed securities	21,664	—	18,146	3,518

Total debt securities available for sale	1,183,607	4,689	1,173,110	5,808

Equity Securities:
Perpetual preferred stock	13,125	13,125	—	—
Common stock	15,078	15,078	—	—

Total equity securities available for sale	28,203	28,203	—	—

Total securities available for sale	$1,211,810	$32,892	$1,173,110	$5,808

Derivatives — interest rate swaps	$6,889	—	$6,889	—

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

Fair Value
Measurement
Using Significant
Unobservable
Inputs - Level 3

Balance as of January 1, 2010	$4,161
Total gains or losses (realized/unrealized):
Included in earnings	(37)
Included in other comprehensive income	275
Purchases	1,897
Issuances	—
Settlements	(65)
Transfers in and out of Level 3	(423)

Balance as of June 30, 2010	$5,808

Total credit losses for the period that are included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date amounted to $76,000.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of the reporting period. During the quarter ended June 30, 2010, there were no transfers in or out of level 1 securities, no transfers out of level 2 securities, and no transfers into level 3 securities. There was one corporate security that was transferred out of level 3 and into level 2 because its fair value could be determined using observable market data inputs obtained from an independent pricing source.

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

					Fixed
					Amount at
	Expiration			Fixed	June 30,
Effective Date	Date	Debt Instrument	Counterparty Interest Rate Terms	Rate	2010

10/06/2005	09/16/2010	Junior subordinated debentures(1)	Three-month LIBOR, plus 3.58%	8.340%	$20,000
04/23/2008	05/24/2011	Senior debentures	Three-month LIBOR, plus 4.20%	7.720%	7,000
04/23/2008	06/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
04/29/2008	04/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
07/31/2008	07/31/2013	Term loan(2)	Three-month LIBOR	3.950%	44,250
08/15/2008	08/15/2013	Junior subordinated debentures(3)	Three-month LIBOR	3.780%	10,000
09/04/2008	09/04/2013	Junior subordinated debentures(3)	Three-month LIBOR	3.790%	15,000

(1)	During the quarter ended June 30, 2010, the Company entered into two $10 million forward starting interest rate swaps. The swaps will replace the $20 million interest rate swap, which is scheduled to expire on September 16,

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010, on the $20 million junior subordinated debenture. The fixed rate on the current $20 million interest rate swap is 8.34% and the blended fixed rate on the two $10 million forward starting interest rate swaps is approximately 6.17%.

(2)	The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. The Company fixed only the variable interest portion of the loan. The actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the credit agreement.

(3)	The Company fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended June 30, 2010 and 2009 was approximately $1.2 million and $1.0 million, respectively. The net interest expense incurred for the six months ended June 30, 2010 and 2009, was approximately $2.3 million and $1.8 million, respectively.

As of June 30, 2010 and December 31, 2009, the total fair value of the interest rate swaps was approximately ($6.9) and ($5.9 million), respectively. Accumulated other comprehensive income at June 30, 2010 and December 31, 2009, included accumulated loss on the cash flow hedge, net of taxes, of approximately $4.5 and $3.9 million, respectively.

In May 2010, the Company amended its existing $6.0 million convertible note receivable with an unaffiliated insurance agency. The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due June 30, 2014. The insurance agency has been a producer for the Company for over several years. As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property. Also, pledged as collateral are 100% of the common shares of the holding company and its subsidiary insurance agencies, the common shares owned by the shareholder in another agency, and the shareholder also executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula.

NOTE 7 —	Shareholders’ Equity

At June 30, 2010, shareholders’ equity was $531.1 million, or a book value of $9.92 per common share, compared to $502.9 million, or a book value of $9.06 per common share, at December 31, 2009.

At the Company’s Board of Directors meeting on February 12, 2010, the Board authorized management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaced the existing share repurchase plan authorized in July 2008. For the three months ended June 30, 2010, the Company purchased and retired approximately 0.7 million shares of common stock for a total cost of approximately $5.9 million. For the six months ended June 30, 2010, the Company purchased and retired approximately 2.2 million shares of common stock for a total cost of approximately $16.9 million. For the three months and six months ended June 30, 2009, the Company did not repurchase any common stock.

The Company paid dividends to its common shareholders of $3.3 million as of the six month period ended June 30, 2010. During 2009, the Company paid dividends to its common shareholders of $5.2 million. On July 29, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.03 per common share. The dividend is payable on August 30, 2010, to shareholders of record as of August 13, 2010.

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months and six months ended June 30 (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net income, as reported	$12,861	$11,645	$29,295	$25,185

Common shares:
Basic
Weighted average shares outstanding	54,018,868	57,447,707	54,642,127	57,420,255

Diluted
Weighted average shares outstanding	54,018,868	57,447,707	54,642,127	57,420,255
Dilutive effect of:
Stock options	—	23	—	—
Share awards under long term incentive plan	249,800	69,020	245,434	60,986

Total	54,268,668	57,516,750	54,887,561	57,481,241

Net income per common share
Basic	$0.24	$0.20	$0.54	$0.44
Diluted	$0.24	$0.20	$0.53	$0.44

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

For the Periods ended June 30, 2010 and 2009

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

Business Overview

We are a publicly traded specialty insurance underwriter and insurance administration services company. We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis through a broad and diverse network of independent retail, wholesale program administrators and general agents, who value service, specialized knowledge, and focused expertise. Our primary focus is on niche or specialty products and program business and risk management solutions for our customers. The services and coverages we provide are tailored to meet specific requirements of defined client groups and their members, which may include specialty program underwriting; admitted and excess and surplus lines insurance products; alternative risk transfer solutions, and insurance administration services. Program business refers to an aggregation of individually underwritten risks that have some characteristic and/or are distributed through a select group of general agencies, retail agencies and program administrators. We provide various types of property and casualty insurance coverage, primarily to associations or similar groups of members and to the specified classes of business of our agents. With our specialty programs and products, we seek to combine profitable underwriting, investment returns and efficient capital management to deliver consistent long-term growth in shareholder value. We also earn commission revenue, which represents 1.6% of our total revenue, through the operation of its retail property and casualty insurance agencies, located in Michigan, California, and Florida. These agencies produce commercial, personal lines, life and accident and health insurance, with more than fifty unaffiliated insurance carriers. These agencies produce an immaterial amount of business for our affiliated Insurance Company Subsidiaries

Our programs are diversified geographically, by class and line of business, type of insured and distribution. In the workers’ compensation line of business, we have a regional focus in California, New England, Florida, and Nevada. Within the commercial automobile and commercial multiple peril line of business, we have a regional focus in the Southeast and California. In the general liability line of business, we have a focus in Texas. Our fee-for-service business is managed on a regional basis with an emphasis in the Midwest, New England, and Southeastern regions. Our corporate strategy emphasizes a regional focus and diverse sources of revenue between underwritten premiums, service fee revenue and commissions. This allows us to leverage our fixed costs over a larger revenue base and take advantage of new opportunities.

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 15, 2010, are those that we consider to be our critical accounting estimates. For the three months and six months ended June 30, 2010, there have been no material changes in regard to any of our critical accounting estimates.

Reclassifications and redefining segment reporting

During the first quarter of 2010, we made certain reclassifications to the expense classifications in the Consolidated Statement of Income. These reclassifications enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income. The reclassifications were the result of a comprehensive cost allocation study that allowed us to align the underlying internal salary and administrative costs with the underlying function of those costs. Previously, internal salary and administrative costs were charged to the Insurance Company Subsidiaries based upon an estimated management fee and later eliminated during consolidation. Under this new methodology the actual costs are reimbursed by the Insurance Company Subsidiaries and the expenses are eliminated as a reimbursement of costs. As such, the nature of the costs retain their underlying function in the consolidation process. The Consolidated Statement of Income for the three months and six months ended June 30, 2009 has been reclassified to conform to this revised presentation.

The following tables set forth the reclassification of expense line items for the three months and six months ended June 30, 2009 (in thousands):

	For the Three Months Ended June 30, 2009
	As Reported	Reclassification	Reclassified

Losses and loss adjustment expenses	$87,176	$4,995	$92,171
Reinsurance recoverables	(16,712)	—	(16,712)

Net losses and loss adjustment expenses	70,464	4,995	75,459

Salaries and employee benefits	19,945	(19,945)	—
Policy acquisition and other underwriting expenses	27,139	15,953	43,092
Other administrative expenses	9,917	(9,917)	—
General selling and administrative expenses	—	7,594	7,594
General corporate expenses	—	1,320	1,320
Amortization expense	1,420	—	1,420
Interest expense	2,659	—	2,659

Total expenses	$131,544	$—	$131,544

	For the Six Months Ended June 30, 2009
	As Reported	Reclassification	Reclassified

Losses and loss adjustment expenses	$175,874	$10,103	$185,977
Reinsurance recoverables	(35,623)	—	(35,623)

Net losses and loss adjustment expenses	140,251	10,103	150,354

Salaries and employee benefits	39,772	(39,772)	—
Policy acquisition and other underwriting expenses	51,108	30,977	82,085
Other administrative expenses	20,310	(20,310)	—
General selling and administrative expenses	—	15,760	15,760
General corporate expenses	—	3,242	3,242
Amortization expense	2,928	—	2,928
Interest expense	5,441	—	5,441

Total expenses	$259,810	$—	$259,810

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Executive Overview

Our results for the three months ended June 30, 2010, include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines, as well as a focus on current accident year price adequacy, and the benefits derived from leveraging of fixed costs. Our generally accepted accounting principles (“GAAP”) combined ratio was 96.2% for the three months ended June 30, 2010, compared to 93.3% for the comparable three months quarter in 2009. Net operating income increased $0.7 million from $11.9 million for the three months ended June 30, 2009, to $12.6 million for the three months ended June 30, 2010.

Gross written premium increased $32.9 million, or 21.0%, to $189.8 million in 2010, compared to $156.9 million in 2009 for the three months ended June 30. This growth is largely from workers’ compensation initiatives that were implemented in the second half of 2009 primarily in the Midwest and Western United States, and the expansion of our transportation business in the Southeast. We continue to focus on maintaining a diversified book of business, and price adequacy. The majority of the new business we wrote in 2009 had a historical and proven track record of producing an underwriting profit, and we have been able to achieve rate increases on top of what had previously been charged.

Results of Operations

Net income for the three months ended June 30, 2010, was $12.9 million, or $0.24 per dilutive share, compared to net income of $11.6 million, or $0.20 per dilutive share, for the comparable period of 2009. Net operating income, a non-GAAP measure, increased $0.7 million, or 5.9%, to $12.6 million, or $0.23 per dilutive share, compared to net operating income of $11.9 million, or $0.21 per dilutive share for the comparable period in 2009, with lower weighted average shares outstanding. Total weighted average shares outstanding for the three months ended June 30, 2010, were 54,268,668, compared to 57,516,750 for the comparable period in 2009. This decrease reflects the impact of our Share Repurchase Plan in which we repurchased 702,000 shares during the second quarter of 2010. We currently have approximately 2.8 million more shares within the plan authorized for repurchase.

Revenues

Revenues for the three months ended June 30, 2010, increased $36.6 million, or 24.9%, to $183.6 million, from $147.0 million for the comparable period in 2009. This increase primarily reflects overall growth within our existing programs and new business that was implemented in 2009 and 2010.

The following table sets forth the components of revenues (in thousands):

	For the Three Months
	Ended June 30,
	2010	2009

Revenue:
Net earned premiums	$162,760	$127,140
Management administrative fees	2,829	3,833
Claims fees	1,752	2,006
Investment income	13,454	12,397
Commission revenue	2,554	2,557
Net realized gains (losses)	292	(958)

Total revenue	$183,641	$146,975

Net earned premiums increased $35.7 million, or 28.1%, to $162.8 million for the three months ended June 30, 2010, from $127.1 million in the comparable period in 2009. This increase was primarily the result of growth within our existing programs and the new business we began writing in 2009.

Management fees decreased $1.0 million, or 26.3%, to $2.8 million for the three months ended June 30, 2010, from $3.8 million for the comparable period in 2009. This decrease primarily reflects the impact related to a reduction in fees derived from self-insured programs, caused by a decrease in premium volume from continued competition, economic conditions, and higher unemployment.

Claim fees decreased $0.2 million, or 10.0%, to $1.8 million for the three months ended June 30, 2010, from $2.0 million for the comparable period in 2009. This decrease is primarily the result of the termination of one unprofitable program.

Net investment income increased $1.1 million, or 8.9%, to $13.5 million for the three months ended June 30, 2010, from $12.4 million in 2009. This increase primarily reflects the increase in average invested assets from $1.1 billion in 2009 to $1.3 billion in 2010. This increase is the result of positive cash flows generated from operations that were primarily due to favorable underwriting results. The average investment yield for June 30, 2010 was 4.3% compared to 4.4% in 2009. The current pre-tax book yield was 4.5% compared to 4.6% in 2009. The current after-tax book yield was 3.4% compared to 3.0% in 2009. The effective duration of the investment portfolio was 4.8 years at June 30, 2010 and at June 30, 2009.

Net realized gains (losses) improved by $1.3 million, to a $0.3 million gain for the three months ended June 30, 2010, from a ($1.0) million loss for the comparable period in 2009. The loss in 2009 reflected OTTI impairments pertaining to certain corporate bonds, asset-backed and mortgage-backed securities, compared to the GAAP gain on the disposition of two securities sold in 2010.

Expenses

In 2010, we completed an in-depth cost allocation study and made refinements to our process to track these costs on a functional basis. The purpose of the study was to align our internal expenses with those activities for which individuals perform, such as claims administration or otherwise referred to as unallocated loss adjustment expense, underwriting and related policy administration, or general, selling and administrative costs associated with the production and management of our net commission, fee revenue, and general corporate expenses. Upon completion of the study, we have the information to better define our inter-company fees and to treat these fees as an inter-company cost reimbursement for financial reporting purposes. This enabled us to align the consolidated results with the underlying nature or function of internal expenses in the current year. Previously, we used estimations based on an overall cost study that focused on inter-company fees in total and the reasonableness of the split between claims administration and policy acquisition costs.

Furthermore, during the first quarter of 2010, we made certain reclassifications to the expense classifications on the Consolidated Statement of Income. These reclassifications were made to enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income. As a result, the Consolidated Statement of Income for the three months ended June 30, 2009, has been reclassified to conform to this revised presentation. These reclassifications do not change total expenses or consolidated net income as originally reported for the three months ended June 30, 2009. Please refer to Form 8-K filed on May 3, 2010, for further detail. For the three months ended June 30, 2010, this refinement resulted in a 2.5 percentage point increase in the expense ratio, a 1.0 percentage point decrease in the loss and LAE ratio and a decrease of $2.2 million in general, selling and administrative costs.

Expenses increased $35.2 million from $131.5 million for the three months ended June 30, 2009 to $166.7 million for the three months ended June 30, 2010. This increase is primarily due to the growth in premium volume in our underwriting operations.

The following table sets forth the components of expenses (in thousands):

	For the Three Months
	Ended June 30,
	2010	2009

Expense:
Net losses and loss adjustment expenses	$99,212	$75,459
Policy acquisition and other underwriting expenses	57,370	43,092
General selling & administrative expenses	5,321	7,594
General corporate expenses	1,269	1,320
Amortization expense	1,121	1,420
Interest expense	2,411	2,659

Total expenses	$166,704	$131,544

Net loss and loss adjustment expenses (“LAE”) increased $23.7 million, to $99.2 million for the three months ended June 30, 2010, from $75.5 million for the same period in 2009. Our loss and LAE ratio increased 1.6 percentage points to 61.0% for the three months ended June 30,2010, from 59.4% for the same period in 2009. The accident year loss and LAE ratio for the second quarter of 2010 was 65.1%, compared to 64.3% in the second quarter of 2009. The increase in the accident year loss and LAE ratio is driven primarily by higher than usual frequency in the our commercial automobile, liability, and physical damage lines of business and was partially offset by the refinement of our cost allocation process between internal claims handling costs and policy administration costs, mentioned above. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

Policy acquisition and other underwriting expenses increased $14.3 million, to $57.4 million for the three months ended June 30, 2010, from $43.1 million for the same period in 2009. Our expense ratio increased 1.3 percentage points to 35.2% for the three months ended June 30, 2010, from 33.9% for the same period in 2009. This change reflects an increase in external costs, primarily net commission expense relating to new business added in the second half of 2009 where the agent performs and is paid for certain policy issuance functions.

General, selling and administrative costs decreased $2.3 million, to $5.3 million for the three months ended June 30, 2010, from $7.6 million for the three months ended 2009. This decrease reflects our ability to further leverage fixed costs.

Amortization expense decreased $0.3 million to $1.1 million for the three months ended June 30, 2010, from $1.4 million for the same period in 2009. This decrease reflects a decrease in the amortization relating to the USSU acquisition completed in 2007.

Interest expense for the three months ended June 30, 2010, decreased $0.3 million, to $2.4 million, from $2.7 million for the comparable period in 2009. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan. The overall decrease reflects the decline in the average outstanding balance on our term loan to $47.0 million for the period ended June 30, 2010 from $57.8 million for same period in 2009.

Federal income tax expense for the three months ended June 30, 2010 was $4.6 million or 27.3% of income before taxes compared to $3.7 million or 23.9% of income before taxes for the same period in 2009. Income tax expense on capital gains (losses) and the change in our valuation allowance for other than temporary impairments where there are not any realized gains to offset the realized capital losses, was $54,000 and ($644,000) for the three months ended June 30, 2010 and 2009, respectively. Excluding the tax impact of realized gains (losses), the effective income tax rate would have been 27.4% and 26.4% for the three months ended June 30, 2010 and 2009, respectively. The current year rate increase is primarily due to having a larger proportion of our current year net investment income being generated from taxable sources as compared to prior year as a result of a shift in new purchases in our portfolio away from tax exempt municipal bonds towards corporate bonds.

Other Items

Equity earnings of affiliates, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an insurance holding limited liability company for $14.8 million in cash. We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations. Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting. Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership. For the three months ended June 30, 2010, we recorded pre-tax and after-tax equity earnings of $991,000 and $644,000, or $0.01 per share.

Reserves

For the three months ended June 30, 2010, we reported an additional decrease in net ultimate loss estimates for accident years 2009 and prior of $6.8 million, or 1.0% of $682.4 million of net loss and LAE reserves at December 31, 2009. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2009 and 2010.

Other Than Temporary Impairments

At June 30, 2010, we had 51 securities and at December 31, 2009, we had 127 securities that were in an unrealized loss position. Of the securities held at June 30, 2010, twenty-five securities had an aggregate $17.4 million and $2.0 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. Of the securities held at December 31, 2009, forty-one had an aggregate $30.0 million and $2.3 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.

During the three months ended June 30, 2010, in accordance with our OTTI policy, we recorded an OTTI credit loss of $106,000. For the three months ended June 30, 2009, we recorded a pre-tax realized loss of $2.7 million, of which $1.0 million was deemed credit OTTI and $1.7 million was deemed non-credit OTTI.

Refer to Note 4 — Investments for additional information specific to OTTI and their fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Executive Overview

Our results for the six months ended June 30, 2010, include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines, as well as a focus on current accident year price adequacy, and the benefits derived from leveraging of fixed costs. Our generally accepted accounting principles (“GAAP”) combined ratio was 94.2% for the six months ended June 30, 2010, compared to 90.7% for the comparable six months quarter in 2009. Net operating income increased $1.1 million from $28.3 million for the six months ended June 30, 2009, to $29.4 million for the six months ended June 30, 2010.

Gross written premium increased $80.1 million, or 25.3%, to $397.0 million in 2010, compared to $316.9 million in 2009 for the six months ended June 30. This growth is largely from workers’ compensation initiatives that were implemented in the second half of 2009 primarily in the Midwest and Western United States, and the expansion of our transportation business in the Southeast. We continue to focus on maintaining a diversified book of business, and price adequacy. The majority of the new business we wrote in 2009 had a historical and proven track record of producing an underwriting profit, and we have been able to achieve rate increases on top of what had previously been charged.

Results of Operations

Net income for the six months ended June 30, 2010, was $29.3 million, or $0.53 per dilutive share, compared to net income of $25.2 million, or $0.44 per dilutive share, for the comparable period of 2009. Net operating income, a non-GAAP measure, increased $1.1 million, or 3.9%, to $29.4 million, or $0.54 per dilutive share, compared to net operating income of $28.3 million, or $0.49 per dilutive share for the comparable period in 2009, with lower weighted average shares outstanding. Total weighted average shares outstanding for the six months ended June 30, 2010, were 54,887,561, compared to 57,481,241 for the comparable period in 2009. This decrease reflects the impact of our Share Repurchase Plan in which we repurchased 2,158,000 shares during the second quarter of 2010. We currently have approximately 2.8 million more shares within the plan authorized for repurchase.

Revenues

Revenues for the six months ended June 30, 2010, increased $61.2 million, or 20.6%, to $357.8 million, from $296.6 million for the comparable period in 2009. This increase primarily reflects overall growth within our existing programs and new business that was implemented in 2009 and 2010.

The following table sets forth the components of revenues (in thousands):

	For the Six Months
	Ended June 30,
	2010	2009

Revenue:
Net earned premiums	$314,201	$256,178
Management administrative fees	7,784	9,077
Claims fees	3,499	3,972
Investment income	26,483	24,739
Commission revenue	5,720	5,584
Net realized losses	158	(2,950)

Total revenue	$357,845	$296,600

Net earned premiums increased $58.0 million, or 22.6%, to $314.2 million for the six months ended June 30, 2010, from $256.2 million in the comparable period in 2009. This increase was primarily the result of growth within our existing programs and the new business we began writing in 2009.

Management fees decreased $1.3 million, or 14.3%, to $7.8 million for the six months ended June 30, 2010, from $9.1 million for the comparable period in 2009. This decrease primarily reflects the impact of a program we previously managed that decided to perform its own policy administration services, as well as a decrease in fees related to a reduction in fees derived from self-insured programs, caused by a decrease in premium volume from continued competition, economic conditions, and higher unemployment.

Claim fees decreased $0.5 million, or 12.5%, to $3.5 million for the six months ended June 30, 2010, from $4.0 million for the comparable period in 2009. This decrease is primarily the result of the fact that the previously mentioned program above is now administering their claims in house and an anticipated decrease resulting from the termination of one unprofitable program.

Net investment income increased $1.8 million, or 7.3%, to $26.5 million for the six months ended June 30, 2010, from $24.7 million in 2009. This increase primarily reflects the increase in average invested assets from $1.1 billion in 2009 to $1.2 billion in 2010. This increase is the result of positive cash flows generated from operations that were primarily due to favorable underwriting results. The average investment yield for June 30, 2010 was 4.3% compared to 4.4% in 2009. The current pre-tax book yield was 4.5% compared to 4.6% in 2009. The current after-tax book yield was 3.4% compared to 3.0% in 2009. The effective duration of the investment portfolio was 4.8 years at June 30, 2010 and at June 30, 2009.

Net realized gains (losses) increased $3.2 million, to a $0.2 million gain for the six months ended June 30, 2010, from a ($3.0) million loss for the comparable period in 2009. The loss in 2009 reflected OTTI impairments pertaining to certain corporate bonds, asset-backed and mortgage-backed securities, compared to the GAAP gain on the disposition of two securities sold in 2010.

Expenses

In 2010, we completed an in-depth cost allocation study and made refinements to our process to track these costs on a functional basis. The purpose of the study was to align our internal expenses with those activities for which individuals perform, such as claims administration or otherwise referred to as unallocated loss adjustment expense, underwriting and related policy administration, or general, selling and administrative costs associated with the production and management of our net commission, fee revenue, and general corporate expenses. Upon completion of the study, we have the information to better define our inter-company fees and to treat these fees as an inter-company cost reimbursement for financial reporting purposes. This enabled us to align the consolidated results with the underlying nature or function of internal expenses in the current year. Previously, we used estimations based on an overall cost study that focused on inter-company fees in total and the reasonableness of the split between claims administration and policy acquisition costs.

Furthermore, during the first quarter of 2010, we made certain reclassifications to the expense classifications on the Consolidated Statement of Income. These reclassifications were made to enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income. As a result, the Consolidated Statement of Income for the six months ended June 30, 2009, has been reclassified to conform to this revised presentation. These reclassifications do not change total expenses or consolidated net income as originally reported for the six months ended June 30, 2009. Please refer to Form 8-K filed on May 3, 2010 for further detail. For the six months ended June 30, 2010, this refinement resulted in a 2.5 percentage point increase in the expense ratio, a 1.0 percentage point decrease in the loss and LAE ratio and a decrease of $4.2 million in general, selling and administrative costs.

Expenses increased $58 million from $259.8 million for the six months ended June 30, 2009 to $317.8 million for the six months ended June 30, 2010. This increase is reflective of the growth in our underwriting operations.

The following table sets forth the components of expenses (in thousands):

	For the Six Months
	Ended June 30,
	2010	2009

Expense:
Net losses and loss adjustment expenses	$186,692	$150,354
Policy acquisition and other underwriting expenses	109,249	82,085
General selling & administrative expenses	11,227	15,760
General corporate expenses	3,246	3,242
Amortization expense	2,522	2,928
Interest expense	4,854	5,441

Total expenses	$317,790	$259,810

Net loss and loss adjustment expenses (“LAE”) increased $36.3 million, to $186.7 million for the six months ended June 30, 2010, from $150.4 million for the same period in 2009. Our loss and LAE ratio increased 0.7 percentage points to 59.4% for the six months ended June 30, 2010, from 58.7% for the same period in 2009. The accident year loss and LAE ratio was 64.7% for the six months ended June 30, 2010 up from 64.4% in the comparable period in 2009. The increase is driven by greater than usual loss frequency in isolated lines of business and was partially offset by the refinement of the our cost allocation process between internal claims and policy administration costs mentioned above. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

Policy acquisition and other underwriting expenses increased $27.1 million, to $109.2 million for the six-months ended June 30, 2010, from $82.1 million for the same period in 2009. Our expense ratio increased 2.8 percentage points to 34.8% for the six months ended June 30, 2010, from 32.0% for the same period in 2009. This increase reflects a 2.5 percentage point increase in external cost, primarily net commission expense, relating to new business added in the second half of 2009 where the agent performs and is paid for certain policy issuance activities. In addition, the 2009 expense ratio had been favorably impacted by lower insurance related assessments, primarily related to premium tax credits received from 2008 premium tax returns, which lowered the expense ratio by 0.7 percentage points for the six months ended June 30, 2009.

General, selling and administrative costs decreased $4.6 million, to $11.2 million for the six months ended June 30, 2010, from $15.8 million for the same period in 2009. This decrease reflects our ability to further leverage fixed costs.

Amortization expense decreased $0.4 million to $2.5 million for the six months ended June 30, 2010, from $2.9 million for the same period in 2009. This decrease reflects a decrease in the amortization relating to the USSU acquisition completed in 2007.

Interest expense for the six months ended June 30, 2010, decreased $0.5 million, to $4.9 million, from $5.4 million for the comparable period in 2009. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan. The overall decrease reflects the decline in the average outstanding balance on our term loan to $47.0 million for the period ended June 30, 2010 from $57.8 million for same period in 2009.

Federal income tax expense for the six months ended June 30, 2010 was $12.0 million or 30.3% of income before taxes compared to $11.3 million or 30.8% of income before taxes for the same period in 2009. Income tax expense on capital gains (losses) and the change in our valuation allowance for other than temporary impairments where there are not any realized gains to offset the realized capital losses, was $306,000 and $134,000 for the six months ended June 30, 2010 and 2009, respectively. Excluding the tax impact of realized gains (losses), the effective income tax rate would have been 29.7% and 28.2% for the three months ended June 30, 2010 and 2009, respectively. The current year rate increase reflects a $477,000 adjustment to our current tax expense relating to a return to provision analysis completed on the closing tax return of ProCentury. Excluding this adjustment, the effective tax rate on net operating income, a non-GAAP measure, for the six months ended June 30, 2010 would have been 28.4% compared to 28.2% for the same period in 2009.

Other Items

Equity earnings of affiliates, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an insurance holding limited liability company for $14.8 million in cash. We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations. Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting. Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership. For the six months ended June 30, 2010, we recorded pre-tax and after-tax equity earnings of $1,794,000 and $1,166,000, or $0.02 per share.

Reserves

At June 30, 2010, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $733.4 million. We established a reasonable range of reserves of approximately $667.0 million to $778.1 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$232,349	$257,124	$247,749
Commercial Multiple Peril/General Liability	297,590	367,028	339,084
Commercial Automobile	102,996	115,424	109,985
Other	34,067	38,543	36,615

Total Net Reserves	$667,002	$778,119	$733,433

(1)	Includes Residual Markets

Reserves are reviewed and established by our internal actuaries for adequacy and peer reviewed by our third-party actuaries. When reviewing reserves, we analyze historical data and estimate the impact of numerous factors such as (1) per claim information; (2) industry and our historical loss experience; (3) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (4) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the six months ended June 30, 2010, and the year ended December 31, 2009.

For the six months ended June 30, 2010, we reported a decrease in net ultimate loss estimates for accident years 2009 and prior of $16.5 million, or 2.4% of $682.4 million of beginning net loss and LAE reserves at December 31, 2009. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2010 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2009 and for the six months ended June 30, 2010. The major components of this change in ultimates are as follows (in thousands):

	Reserves at	Incurred Losses			Paid Losses			Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	June 30,
Line of Business	2009	Year	Years	Incurred	Year	Years	Paid	2010

Workers’ Compensation	$185,729	$80,582	$2,956	$83,538	$8,116	$33,020	$41,136	$228,131
Residual Markets	21,907	1,919	(2,268)	(349)	677	1,263	1,940	$19,618
Commercial Multiple Peril/General Liability	333,688	51,565	(9,100)	42,465	2,197	34,872	37,069	$339,084
Commercial Automobile	105,468	40,391	(4,836)	35,555	10,385	20,653	31,038	$109,985
Other	35,584	28,704	(3,221)	25,483	11,917	12,535	24,452	$36,615

Net Reserves	682,376	$203,161	$(16,469)	$186,692	$33,292	$102,343	$135,635	733,433

Reinsurance Recoverable	266,801							279,223

Consolidated	$949,177							$1,012,656

		Total
		Re-estimated	Development
		Reserves at	as a
	Reserves at	June 30,	Percentage of
	December 31,	2010 on	Prior Year
Line of Business	2009	Prior Years	Reserves

Workers’ Compensation	$185,729	$188,685	1.6%
Commercial Multiple Peril/General Liability	333,688	324,588	−2.7%
Commercial Automobile	105,468	100,632	−4.6%
Other	35,584	32,363	−9.1%

Sub-total	660,469	646,268	−2.2%
Residual Markets	21,907	19,639	−10.4%

Total Net Reserves	$682,376	$665,907	−2.4%

Workers’ Compensation Excluding Residual Markets  The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets increased $3.0 million, or 1.6% of net workers’ compensation reserves. This net overall increase reflects increases of $5.1 million for accident year 2009. This increase in the net ultimate loss estimate for this accident year was due to greater than expected claim emergence in a New England program, two California programs, two countrywide programs, and a Florida program. This increase was partially offset by a decrease of $582,000 for accident year 2008. This decrease was due to favorable development in a Nevada program, an Alabama program, and a countrywide program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril/General Liability  The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $9.1 million, or 2.7% of net commercial multiple peril and general liability reserves. The net decrease reflects decreases of $1.2 million, $5.0 million, $5.2 million, $1.9 million, and $747,000 in the ultimate loss estimates for accident years 2009, 2008, 2007, 2006, and 1997, respectively. The decreases in the net ultimate loss estimates for these accident years were due to better than expected claim emergence in several general liability programs and an excess liability program. The decreases were offset by increases of $1.7 million, $1.1 million, $616,000, $633,000, and $532,000 for accident years 2005, 2004, 2003, 2001, and 2000, respectively. This increase in the net ultimate loss estimates for this accident year was due to greater than expected claim emergence in several general liability programs and an excess liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile  The projected net ultimate loss estimate for the commercial automobile line of business decreased $4.8 million, or 4.6% of net commercial automobile reserves. This net overall decrease reflects decreases in the net ultimate loss estimate of $2.7 million and $2.0 million for accident years 2009 and 2008, respectively. The decreases in the net ultimate loss estimates for these accident years were due to less than expected claim emergence in three California based programs and a garage program. The change in ultimate loss estimates for all other accident years was insignificant.

Other  The projected net ultimate loss estimate for the other lines of business decreased $3.2 million, or 9.1% of net reserves. This net decrease reflects decreases of $1.8 million, $592,000, and $501,000 in accident years 2009, 2008, and 2007, respectively. This decrease is primarily due to better than expected case reserve development during the calendar year in a professional liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets  The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $2.3 million, or 10.4% of net reserves. This decrease reflects a reduction of $736,000 in accident year 2009. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

Other Than Temporary Impairments

At June 30, 2010 and December 31, 2009, we had 51 and 127 securities that were in an unrealized loss position, respectively. Of the securities held at June 30, 2010, twenty-five securities had an aggregate $17.4 million and $2.0 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. Of the securities held at December 31, 2009, forty-one had an aggregate $30.0 million and $2.3 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.

During the six months ended July 30, 2010, in accordance with our OTTI policy, we recorded an OTTI credit loss of $411,000. For the six months ended June 30, 2009, we recorded a pre-tax realized loss of $4.8 million, of which $3.1 million was deemed credit OTTI and $1.7 million was deemed non-credit OTTI.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2010 is $50.6 million without prior regulatory approval. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $56.2 million of extraordinary dividends in 2010, subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $20.9 million and $8.3 million as of June 30, 2010 and 2009, respectively. We remain well within our targets as they relate to our premium leverage ratios, even taking into consideration the dividends paid by our Insurance Company Subsidiaries. Our targets for gross and net written premium to statutory surplus are 2.75 to 1.0 and 2.25 to 1.0, respectively. As of June 30, 2010, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.1 to 1.0 and 1.8 to 1.0, respectively. The ordinary dividends paid in 2010 and 2009 we funded from current financial earnings.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $6.6 million for the six months ended June 30, 2010.

We have a line of credit totaling $35.0 million, which had no outstanding balance at June 30, 2010. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Cash flow provided by operations was $72.9 million and $44.0 million for the six months ended June 30, 2010 and 2009, respectively. The increase in cash flow from operations reflects growth in premiums written and the related underwriting profit. We maintain a strong balance sheet with geographic spread of risks, high quality reinsurance, and a high quality investment portfolio.

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

During the quarter ended June 30, 2010, we entered into two $10 million forward starting interest rate swaps. The swaps will replace the $20 million interest rate swap, which is scheduled to expire on September 16, 2010, on the $20 million junior subordinated debenture. The fixed rate on the current $20 million interest rate swap is 8.34% and the blended fixed rate on the two $10 million forward starting interest rate swaps is approximately 6.17%. Refer to Note 6 — Derivative Instruments for additional information specific to our interest rate swaps.

Credit Facilities

On July 31, 2008, we executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of our ProCentury Merger and a $35.0 million revolving credit facility, which was partially funded upon closing of the ProCentury Merger. As of June 30, 2010, the outstanding balance on our term loan facility was $44.3 million. We did not have an outstanding balance on our revolving credit facility as of June 30, 2010. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions. At December 31, 2009, we had an outstanding balance of $49.9 million on our term loan and did not have an outstanding balance on our revolving credit facility.

During second quarter 2010, we received better pricing on our bank debt because we moved down on the pricing grid as a result of our improved leverage ratios on our covenants. The improvement resulted in a decrease of 25 basis points on our debt and an annual savings of approximately $100,000.

Refer to Note 3 — Debt for additional information specific to our credit facilities and debentures.

Investment Portfolio

As of June 30, 2010 and December 31, 2009, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.3 billion and $1.2 billion, respectively.

In general, we believe our overall investment portfolio is conservatively invested. The effective duration of the investment portfolio at June 30, 2010 and 2009 was 4.8 years. Our current pre-tax book yield is 4.5% compared to 4.6% in 2009. The current after-tax yield is 3.4%, compared to 3.0% in 2009. Approximately 98.4% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

At June 30, 2010, shareholders’ equity was $531.1 million, or a book value of $9.92 per common share, compared to $502.9 million, or a book value of $9.06 per common share, at December 31, 2009.

At the Company’s regularly scheduled Board of Directors meeting on February 12, 2010, the Board authorized management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaced the existing share repurchase plan authorized in July 2008. For the three months and six months ended June 30, 2010, the Company purchased and retired 0.7 million and 2.2 million shares of common stock for a total cost of approximately $5.9 million and $16.9 million, respectively. There were no share repurchases in the three months and six months ended June 30, 2009.

We paid dividends to our common shareholders of $3.3 million as of June 30, 2010. As of June 30, 2009, we paid dividends of $2.3 million to our common shareholders. On July 29, 2010, our Board of Directors declared a quarterly dividend of $0.03 per common share. The dividend is payable on August 30, 2010, to shareholders of record as of August 13, 2010.

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

Contractual Obligations and Commitments

For the three months ended June 30, 2010, there were no material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810, Consolidation (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 contains consolidation guidance applicable to variable interest entities. The guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a variable interest entity must be consolidated, and how involvement with the variable interest entity affects a company’s financial statements. The guidance is effective for annual periods beginning after November 15, 2009. We adopted ASC 810 in the first quarter of 2010. The adoption of ASC 810 did not have a material impact on its financial condition or results of operations.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of June 30, 2010. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At June 30, 2010, our fixed income portfolio had a effective duration of 4.80, compared to 5.09 at December 31, 2009.

At June 30, 2010, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.2 billion. Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income. These investments comprise 2.33% of our investment portfolio.

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

A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. “Near term” means a period of up to one year from the date of the consolidated financial statements. In our sensitivity model, we use fair values to measure our potential loss on debt securities assuming an upward parallel shift in interest rates to measure the hypothetical change in fair values. The table below presents our model’s estimate of changes in fair values given a change in interest rates. Dollar values are in thousands.

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Fair Value	$1,240,721	$1,183,607	$1,125,712
Yield to Maturity or Call	2.16%	3.10%	4.11%
Effective Duration	4.64	4.80	5.03

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At June 30, 2010 and December 31, 2009, we had debentures of $80.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates. Thus, our interest expense on our term loan is directly correlated to market interest rates. At June 30, 2010, we had an outstanding balance on our term loan of $44.3 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $443,000. At December 31, 2009, we had an outstanding balance on our term loan of $49.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $499,000.

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

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At June 30, 2010 and December 31, 2009, we did not have an outstanding balance on our revolving line of credit.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

As of June 30, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended June 30, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 8 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2010, which is hereby incorporated by reference.

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

The following table represents information with respect to repurchases of the Company’s common stock for the quarterly period ended June 30, 2010:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total	Average	Announced	Repurchased
	Number of	Price Paid	Plans or	Under the Plans
Period	Shares	Per Share	Programs	or Programs

April 1 — April 30, 2010	50,000	$7.90	—	3,494,000
May 1 — May 31, 2010	301,700	$8.30	—	3,192,300
June 1 — June 30, 2010	350,300	$8.51		2,842,000

Total	702,000	$8.38	—

ITEM 6.	EXHIBITS

The following documents are filed as part of this Report:

Exhibit
No.	Description

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Dated: August 9, 2010

EXHIBITS INDEX

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