Form 10-Q
period 2010-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2010-11-09
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 4, 2010, was 53,236,542.

PART 1 — FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30,

	2010	2009
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$200,918	$163,099
Ceded	(29,054)	(25,700)

Net earned premiums	171,864	137,399
Net commissions and fees	9,869	10,753
Net investment income	13,715	12,764
Realized gains (losses):
Total other-than-temporary impairments on securities	(25)	(208)
Portion of loss recognized in other comprehensive income	—	—

Net other-than-temporary impairments on securities recognized in earnings	(25)	(208)
Net realized gains excluding other-than-temporary impairments on securities	308	(534)

Net realized gains (losses)	283	(742)

Total revenues	195,731	160,174

Expenses
Losses and loss adjustment expenses	122,044	107,607
Reinsurance recoveries	(16,105)	(19,005)

Net losses and loss adjustment expenses	105,939	88,602
Policy acquisition and other underwriting expenses	59,013	43,087
General, selling and administrative expenses	5,881	8,277
General corporate expenses	1,163	1,053
Amortization expense	1,235	1,422
Interest expense	2,405	2,620

Total expenses	175,636	145,061

Income before taxes and equity earnings	20,095	15,113

Federal and state income tax expense	5,500	4,156
Equity earnings of affiliates, net of tax	425	—
Equity earnings of unconsolidated subsidiaries, net of tax	16	62

Net income	$15,036	$11,019

Earnings Per Share
Basic	$0.28	$0.19
Diluted	$0.28	$0.19
Weighted average number of common shares
Basic	53,418,314	57,444,471
Diluted	53,698,954	57,563,263
Dividends paid per common share	$0.04	$0.02

The accompanying notes are an integral part of the Consolidated Financial Statements.

PART 1 — FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30,

	2010	2009
	(Unaudited)
	(In thousands, except share data)

Revenues
Premiums earned
Gross	$573,320	$471,176
Ceded	(87,255)	(77,599)

Net earned premiums	486,065	393,577
Net commissions and fees	26,872	29,386
Net investment income	40,198	37,503
Realized gains (losses):
Total other-than-temporary impairments on securities	(437)	(5,035)
Portion of loss recognized in other comprehensive income	—	1,734

Net other-than-temporary impairments on securities recognized in earnings	(437)	(3,301)
Net realized gains excluding other-than-temporary impairments on securities	878	(391)

Net realized gains (losses)	441	(3,692)

Total revenues	553,576	456,774

Expenses
Losses and loss adjustment expenses	340,941	293,584
Reinsurance recoveries	(48,310)	(54,628)

Net losses and loss adjustment expenses	292,631	238,956
Policy acquisition and other underwriting expenses	168,262	125,172
General, selling and administrative expenses	17,108	24,037
General corporate expenses	4,409	4,295
Amortization expense	3,757	4,350
Interest expense	7,259	8,061

Total expenses	493,426	404,871

Income before taxes and equity earnings	60,150	51,903

Federal and state income tax expense	17,896	15,848
Equity earnings of affiliates, net of tax	1,591	—
Equity earnings of unconsolidated subsidiaries, net of tax	486	149

Net income	$44,331	$36,204

Earnings Per Share
Basic	$0.82	$0.63
Diluted	$0.81	$0.63
Weighted average number of common shares
Basic	54,229,706	57,428,416
Diluted	54,508,592	57,531,391
Dividends paid per common share	$0.10	$0.06

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30,

	2010	2009
	(Unaudited)
	(In thousands)

Net income	$15,036	$11,019
Other comprehensive income, net of tax:
Unrealized gains on securities	16,556	22,158
Unrealized gains in affiliates and unconsolidated subsidiaries	105	—
Increase on non-credit other-than-temporary impairments on securities	333	1,073
Net deferred derivative (losses) — hedging activity	(705)	(408)
Less reclassification adjustment for investment (gains) losses included in net income	(314)	849

Other comprehensive gains, net of tax	15,975	23,672

Comprehensive income	$31,011	$34,691

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30,

	2010	2009
	(Unaudited)
	(In thousands)

Net income	$44,331	$36,204
Other comprehensive income, net of tax:
Unrealized gains on securities	34,823	34,564
Unrealized gains in affiliates and unconsolidated subsidiaries	245	—
Increase (decrease) on non-credit other-than-temporary impairments on securities	818	(661)
Net deferred derivative (losses) gains — hedging activity	(1,330)	1,338
Less reclassification adjustment for investment (gains) losses included in net income	(374)	3,843

Other comprehensive gains, net of tax	34,182	39,084

Comprehensive income	$78,513	$75,288

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except share data)

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,144,833 and $1,045,454)	$1,239,596	$1,088,554
Equity securities available for sale, at fair value (cost of $26,033 and $26,919)	29,342	28,342
Cash and cash equivalents	76,395	86,319
Accrued investment income	12,997	11,599
Premiums and agent balances receivable, net	177,193	155,327
Reinsurance recoverable on:
Paid losses	8,543	7,724
Unpaid losses	284,387	266,801
Prepaid reinsurance premiums	29,815	35,298
Deferred policy acquisition costs	78,704	68,787
Deferred federal income taxes	—	5,645
Goodwill	118,842	118,842
Other intangible assets	37,692	41,301
Other assets	81,673	81,205

Total assets	$2,175,179	$1,995,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$1,043,763	$949,177
Unearned premiums	353,780	325,915
Debt	41,000	49,875
Debentures	80,930	80,930
Accounts payable and accrued expenses	34,818	34,251
Funds held and reinsurance balances payable	27,035	29,161
Payable to insurance companies	2,801	3,314
Deferred federal income taxes	9,571	—
Other liabilities	23,386	20,240

Total liabilities	1,617,084	1,492,863

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 53,236,542 and 55,519,970 shares issued and outstanding	532	555
Additional paid-in capital	292,484	304,930
Retained earnings	205,921	172,441
Note receivable from officer	(804)	(825)
Accumulated other comprehensive income	59,962	25,780

Total shareholders’ equity	558,095	502,881

Total liabilities and shareholders’ equity	$2,175,179	$1,995,744

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Note	Other	Total
	Common	Paid-In	Retained	Receivable	Comprehensive	Shareholders’
	Stock	Capital	Earnings	from Officer	(Loss) Income	Equity
	(Unaudited, In thousands)

Balances December 31, 2009	$555	$304,930	$172,441	$(825)	$25,780	$502,881
Net income	—	—	44,331	—	—	44,331
Dividends declared and paid	—	—	(4,878)	—	—	(4,878)
Net unrealized appreciation on available for sale securities	—	—	—	—	35,267	35,267
Net deferred derivative gain — hedging activity	—	—	—	—	(1,330)	(1,330)
Stock award	2	422			—	424
Long term incentive plan; stock award for 2009-2011 plan years	—	753	—	—	—	753
Repurchase of 2,481,000 shares of common stock	(25)	(13,621)	(5,973)	—	—	(19,619)
Change in investment of affiliates, net of tax	—	—	—	—	178	178
Change in investment of unconsolidated subsidiaries	—	—	—	—	67	67
Note receivable from officer	—	—	—	21	—	21

Balances September 30, 2010	$532	$292,484	$205,921	$(804)	$59,962	$558,095

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,

	2010	2009
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$44,331	$36,204
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	3,757	4,350
Amortization of deferred debenture issuance costs	192	281
Depreciation of furniture, equipment, and building	4,194	3,859
Net amortization of discount and premiums on bonds	2,405	2,311
(Gain) loss on sale of investments, net	(374)	3,843
Gain on sale of fixed assets	(66)	(66)
Long-term incentive plan expense	753	613
Stock award	458	—
Equity earnings of affiliates, net of taxes	(1,591)	—
Equity earnings of unconsolidated subsidiaries, net of tax	(486)	—
Deferred income tax expense	(1,213)	3,257
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(21,866)	(28,408)
Reinsurance recoverable on paid and unpaid losses	(18,405)	(4,362)
Prepaid reinsurance premiums	5,483	(1,522)
Deferred policy acquisition costs	(9,917)	(9,425)
Other assets	(3,935)	(163)
Increase (decrease) in:
Losses and loss adjustment expenses	94,586	38,529
Unearned premiums	27,865	34,691
Payable to insurance companies	(513)	(2,423)
Funds held and reinsurance balances payable	(2,126)	(950)
Other liabilities	4,515	(3,093)

Total adjustments	83,716	41,322

Net cash provided by operating activities	128,047	77,526

Cash Flows From Investing Activities
Purchase of debt securities available for sale	(185,759)	(159,828)
Proceeds from sales and maturities of debt securities available for sale	84,207	106,398
Purchase of equity securities available for sale	—	(234)
Proceeds from sales of equity securities available for sale	1,020	60
Capital expenditures	(3,311)	(2,958)
Equity investment in unaffiliated insurance holding limited liability company	—	(14,782)
Acquisition of rights renewals	(148)	—
Other investing activities	(231)	314

Net cash used in investing activities	(104,222)	(71,030)

Cash Flows From Financing Activities
Payment of lines of credit	(8,875)	(7,563)
Book overdrafts	737	(227)
Dividends paid on common stock	(4,878)	(3,447)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	(35)	(330)
Share repurchases(1)	(20,719)	—
Other financing activities	21	(94)

Net cash used in financing activities	(33,749)	(11,661)

Net decrease in cash and cash equivalents	(9,924)	(5,165)
Cash and cash equivalents, beginning of period	86,319	76,588

Cash and cash equivalents, end of period	$76,395	$71,423

(1)	The Company repurchased 300,000 shares at the end of third quarter 2009. The cash settlement related to this share repurchase did not occur until October 2009, therefore there was no cash outflow as of September 30, 2009.

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2009.

The Company’s consolidated Balance Sheet as of December 31, 2009, previously reported, had a reclassification between Other Assets and Other Liabilities in order to conform to the September 30, 2010 presentation. This reclassification was only Balance Sheet related and did not affect any of the other financial statements.

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

Earnings Per Share

Shares related to the Company’s Long Term Incentive Plan (“LTIP”) included in diluted earnings per share were 280,640 and 118,792 for the three months ended September 30, 2010 and 2009, and 278,886 and 102,975 for the nine months ended September 30, 2010 and 2009, respectively.

Shares issued pursuant to a restricted stock award granted on February 23, 2010, were 202,500 out of the 2002 Stock Option Plan. Shares retired for tax withholding were 4,928 resulting in a net issuance of 197,572, which are included in our weighted average number of common shares for the three months and nine months ended September 30, 2010.

Income Taxes

As of September 30, 2010 and December 31, 2009, the Company did not have any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of September 30, 2010 and December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

Reclassifications and redefining segment reporting:

During the first quarter of 2010, the Company made certain reclassifications to the expense classifications in the Consolidated Statement of Income. These reclassifications were made to enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income. The reclassifications were the result of a comprehensive cost allocation study that allowed us to align the underlying internal salary and administrative costs with the underlying function of those costs. Previously, internal salary and administrative costs were charged to the Insurance Company Subsidiaries based upon an estimated management fee and later eliminated during consolidation. Under this new methodology, the actual costs are reimbursed by the Insurance Company Subsidiaries and the expenses are eliminated as a reimbursement of costs. As such, the nature of the costs retain their underlying function in the consolidation process. The Consolidated Statement of Income for the three months and nine months ended September 30, 2009 has been reclassified to conform to this revised presentation.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the reclassification of expense line items for the three months and nine months ended September 30, 2009 (in thousands):

	For the Three Months Ended September 30, 2009
	As Reported	Reclassification	Reclassified

Losses and loss adjustment expenses	$102,557	$5,050	$107,607
Reinsurance recoverables	(19,005)	—	(19,005)

Net losses and loss adjustment expenses	83,552	5,050	88,602

Salaries and employee benefits	19,630	(19,630)	—
Policy acquisition and other underwriting expenses	28,824	14,263	43,087
Other administrative expenses	9,013	(9,013)	—
General selling and administrative expenses	—	8,277	8,277
General corporate expenses	—	1,053	1,053
Amortization expense	1,422	—	1,422
Interest expense	2,620	—	2,620

Total expenses	$145,061	$—	$145,061

	For the Nine Months Ended September 30, 2009
	As Reported	Reclassification	Reclassified

Losses and loss adjustment expenses	$278,431	$15,153	$293,584
Reinsurance recoverables	(54,628)	—	(54,628)

Net losses and loss adjustment expenses	223,803	15,153	238,956

Salaries and employee benefits	59,402	(59,402)	—
Policy acquisition and other underwriting expenses	79,932	45,240	125,172
Other administrative expenses	29,323	(29,323)	—
General selling and administrative expenses	—	24,037	24,037
General corporate expenses	—	4,295	4,295
Amortization expense	4,350	—	4,350
Interest expense	8,061	—	8,061

Total expenses	$404,871	$—	$404,871

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

In October 2010, the FASB issued ASU 2010-26, Financial Services — Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. Effective for interim and annual reporting periods beginning after December 15, 2011, ASU 2010-26 provides guidance to assist in a consistent application of accounting for costs related to acquiring or renewing insurance contracts among industry practice. The new guidance restricts the capitalization of a contract’s acquisition costs to those that are directly related to the successful acquisition of a new or renewing insurance contract. The Company is still evaluating the impact of adopting ASU 2010-26 on its financial condition and results of operations.

NOTE 2 —	Restricted Stock Awards

On February 23, 2010, the Company issued 202,500 restricted stock awards (“RSAs”), to eight executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). The RSAs vest over a four year period. The first twenty percent vested on February 23, 2010, and the remaining eighty percent will vest annually on a straight line basis over the requisite service period, which ends February 23, 2014. The unvested RSAs are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. In accordance with Accounting Standard Codification (“ASC”) 718, Compensation — Stock Compensation, the Company recorded approximately $72,000 and $453,000 of compensation expense for the three months and nine months ended September 30, 2010, respectively.

NOTE 3 —	Debt

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of the Company’s Merger (the “ProCentury Merger”) and a $35.0 million revolving credit facility, which was partially funded upon closing of the ProCentury Merger. The revolving credit facility includes a letter of credit facility with a sublimit. The total amount of credit available under the revolving credit facility is $35.0 million, which may include up to $15 million in letters of credit. As of September 30, 2010, the outstanding balance on its term loan facility was $41.0 million. The Company did not have an outstanding loan balance on its revolving credit facility as of September 30, 2010, and no letters of credit had been issued as of September 30, 2010. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. At December 31, 2009, the Company had an outstanding balance of $49.9 million on its term loan and did not have an outstanding balance on its revolving credit facility.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate. The base rate is defined as the higher of the lending

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities. At September 30, 2010, the interest rate on the Company’s term loan was 5.95%, which consisted of a fixed rate of 3.95%, as described in Note 6 - Derivative Instruments, plus an applicable margin of 2.00%.

The debt covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star and Century Surety of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best Company rating of “B++.” As of September 30, 2010, the Company was in compliance with these debt covenants.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

					Interest
					Rate at
Year of		Year	Year		September 30,	Principal
Issuance	Description	Callable	Due	Interest Rate Terms	2010(1)	Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.34%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.38%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.53%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.87%	20,620
	Junior subordinated debentures(2)	2007	2032	Three-month LIBOR, plus 4.00%	4.29%	15,000
	Junior subordinated debentures(2)	2008	2033	Three-month LIBOR, plus 4.10%	4.48%	10,000

					Total	$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)	Represents the junior subordinated debentures acquired in conjunction with the ProCentury Merger on July 31, 2008.

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

The junior subordinated debentures acquired in the ProCentury Merger were issued in conjunction with the issuance of $15.0 million and $10.0 million in floating rate trust preferred securities to a trust formed from the Company’s unconsolidated trust, ProFinance Statutory Trust I and ProFinance Statutory Trust II. The Company also acquired the remaining unamortized portion of the capitalized issuance costs associated with these debentures. The remaining unamortized portion of the issuance costs acquired was $625,000. These are included in other assets on the balance sheet. The remaining balance is being amortized over a five year period beginning August 1, 2008, as a component of interest expense.

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

The estimated fair value of investments in securities is determined based on published market quotations and broker/dealer quotations. The cost or amortized cost, gross unrealized gains, losses, non-credit other than temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI	Fair Value

Debt Securities:
U.S. Government and agencies	$26,419	$1,975	$—	$—	$28,394
Obligations of states and political subs	515,908	40,772	(57)	—	556,623
Corporate securities	361,263	34,503	(29)	(35)	395,702
Redeemable preferred stocks	3,363	1,471	—	—	4,834
Residential mortgage-backed securities	183,429	13,560	(1)	(131)	196,857
Commercial mortgage-backed securities	35,546	2,168	(293)	—	37,421
Other asset-backed securities	18,905	1,702	(128)	(714)	19,765

Total debt securities available for sale	1,144,833	96,151	(508)	(880)	1,239,596

Equity Securities:
Perpetual preferred stock	11,245	2,456	(1)	—	13,700
Common stock	14,788	1,150	(296)	—	15,642

Total equity securities available for sale	26,033	3,606	(297)	—	29,342

Total securities available for sale	$1,170,866	$99,757	$(805)	$(880)	$1,268,938

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI	Fair Value

Debt Securities:
U.S. Government and agencies	$26,177	$1,037	$(60)	$—	$27,154
Obligations of states and political subs	499,384	21,566	(816)	—	520,134
Corporate securities	257,187	10,872	(892)	(22)	267,145
Redeemable preferred stocks	2,689	1,349	(38)	—	4,000
Residential mortgage-backed securities	214,562	11,379	(114)	(615)	225,212
Commercial mortgage-backed securities	24,015	292	(579)	—	23,728
Other asset-backed securities	21,440	983	(181)	(1,061)	21,181

Total debt securities available for sale	1,045,454	47,478	(2,680)	(1,698)	1,088,554

Equity Securities:
Perpetual preferred stock	12,131	1,350	(168)	—	13,313
Common stock	14,788	691	(450)	—	15,029

Total equity securities available for sale	26,919	2,041	(618)	—	28,342

Total securities available for sale	$1,072,373	$49,519	$(3,298)	$(1,698)	$1,116,896

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30,	December 31,
	2010	2009

Unrealized gains	$99,757	$49,519
Unrealized losses	(805)	(3,298)
Non-credit OTTI	(880)	(1,698)

Net unrealized gains	98,072	44,523
Deferred federal income tax expense	(34,324)	(15,583)
Valuation allowance adjustment on deferred income taxes	1,153	694

Net unrealized gains on investments, net of deferred federal income taxes	$64,901	$29,634

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net realized (losses) gains on securities, including OTTI, for the three months and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Realized (losses) gains:
Debt securities:
Gross realized gains	$257	$118	$630	$406
Gross realized losses	(22)	(698)	(390)	(3,391)

Total debt securities	235	(580)	240	(2,985)

Equity Securities:
Gross realized gains	90	—	206	—
Gross realized losses	(11)	(269)	(72)	(858)

Total equity securities	79	(269)	134	(858)

Net realized gains (losses)	$314	$(849)	$374	$(3,843)

OTTI included in realized losses on securities above	$(25)	$(208)	$(437)	$(3,301)

Proceeds from the sales of fixed maturity securities available for sale were $89,600 and $2.3 million, for the three months ended September 30, 2010 and 2009, respectively. Proceeds from the sales of fixed maturity securities available for sale were $1.2 million and $7.0 million, for the nine months ended September 30, 2010 and 2009, respectively.

At September 30, 2010, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
		Estimated Fair
	Amortized Cost	Value

Due in one year or less	$36,140	$37,767
Due after one year through five years	220,202	233,705
Due after five years through ten years	505,516	558,077
Due after ten years	145,094	156,005
Mortgage-backed securities, collateralized obligations and other asset-backed securities	237,881	254,042

	$1,144,833	$1,239,596

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net investment income for the three months and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net Investment Income Earned From:
Debt securities	$13,232	$12,231	$38,783	$35,862
Equity Securities	565	523	1,626	1,547
Cash and cash equivalents	196	239	605	876

Total gross investment income	13,993	12,993	41,014	38,285
Less investment expenses	278	229	816	782

Net investment income	$13,715	$12,764	$40,198	$37,503

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments

At September 30, 2010 and December 31, 2009, the Company had 30 and 127 securities that were in an unrealized loss position, respectively. Of the securities held at September 30, 2010, twenty-two had an aggregate $12.9 million and $1.6 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. Of the securities held at December 31, 2009, forty-one had an aggregate $30.0 million and $2.3 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.

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

After the Company’s review of its investment portfolio in relation to this policy, the Company recorded a credit OTTI loss of $25,000 and $437,000 for the three months and nine months ended September 30, 2010, respectively, of which no non-credit related OTTI losses were recognized in other comprehensive income. For the three months ended September 30, 2009, the Company recorded a credit related OTTI loss of $208,000, of which no non-credit related OTTI losses were recognized in other comprehensive income. For the nine months ended September 30, 2009, the Company recorded an OTTI loss of $5.0 million, of which a non-credit related OTTI loss of $1.7 million was recognized in other comprehensive income, resulting in a credit related OTTI loss of $3.3 million. These impairments pertained to certain corporate bonds, asset-backed and mortgage-backed securities.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows for the periods ended (in thousands):

	September 30, 2010
	Less Than 12 months		Greater Than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments	Unrealized	Investments	Unrealized	Investments	Unrealized
	with	Losses and	with	Losses and	with	Losses and
	Unrealized	Non-Credit	Unrealized	Non-Credit	Unrealized	Non-Credit
	Losses	OTTI	Losses	OTTI	Losses	OTTI

Debt Securities:
U.S. Government and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subs	2,370	(48)	845	(10)	3,215	(58)
Corporate securities	2,537	(39)	76	(25)	2,613	(64)
Redeemable preferred stocks	—	—	—	—	—	—
Residential mortgage-backed securities	5,111	(1)	3,917	(131)	9,028	(132)
Commercial mortgage-backed securities	—	—	310	(293)	310	(293)
Other asset-backed securities	225	(8)	2,612	(833)	2,837	(841)

Total debt securities	10,243	(96)	7,760	(1,292)	18,003	(1,388)

Equity Securities:
Perpetual preferred stock	4	(1)	—	—	4	(1)
Common stock	—	—	5,173	(296)	5,173	(296)

Total equity securities	4	(1)	5,173	(296)	5,177	(297)

Total securities	$10,247	$(97)	$12,933	$(1,588)	$23,180	$(1,685)

	December 31, 2009
	Less Than 12 months		Greater Than 12 months		Total
	Fair Value of	Gross	Fair Value of	Gross	Fair Value of	Gross
	Investments	Unrealized	Investments	Unrealized	Investments	Unrealized
	with	Losses and	with	Losses and	with	Losses and
	Unrealized	Non-Credit	Unrealized	Non-Credit	Unrealized	Non-Credit
	Losses	OTTI	Losses	OTTI	Losses	OTTI

Debt Securities:
U.S. Government and agencies	$3,546	$(60)	$—	$—	$3,546	$(60)
Obligations of states and political subs	53,577	(640)	7,115	(176)	60,692	(816)
Corporate securities	55,276	(912)	199	(2)	55,475	(914)
Redeemable preferred stocks	—	—	721	(38)	721	(38)
Residential mortgage-backed securities	5,971	(79)	4,596	(650)	10,567	(729)
Commercial mortgage-backed securities	3,286	(20)	8,109	(559)	11,395	(579)
Other asset-backed securities	3,177	(972)	1,354	(270)	4,531	(1,242)

Total debt securities	124,833	(2,683)	22,094	(1,695)	146,927	(4,378)

Equity Securities:
Perpetual preferred stock	103	(24)	2,862	(144)	2,965	(168)
Common stock	—	—	5,074	(450)	5,074	(450)

Total equity securities	103	(24)	7,936	(594)	8,039	(618)

Total securities	$124,936	$(2,707)	$30,030	$(2,289)	$154,966	$(4,996)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of April 1, 2009	$(46)
Additional credit impairments on:
Previously impaired securities	(414)
Securities for which an impairment was not previously recognized	—
Reductions	—

Balance as of September 30, 2009	$(460)

Balance as of January 1, 2010	$(547)
Additional credit impairments on:
Previously impaired securities	(264)
Securities for which an impairment was not previously recognized	—
Reductions	—

Balance as of September 30, 2010	$(811)

NOTE 5 —	Fair Value Measurements

According to accounting guidance for fair value measurements and disclosures, fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The guidance establishes a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

The estimated fair values of the Company’s fixed investment portfolio are based on prices provided by a third party pricing service and a third party investment manager. The prices provided by these services are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The third party pricing service and the third party investment manager provide a single price or quote per security and the Company has not historically adjusted security prices. The Company obtains an understanding of the methods, models and inputs used by the third party pricing service and the third party investment manager, and has controls in place to validate that amounts provided represent fair values. The Company’s control process includes, but is not limited to, initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy. The hierarchy level assigned to each security in the Company’s available for sale portfolio is based upon its assessment of the transparency and reliability of the inputs used in the valuation as of the measurement date. The three hierarchy levels are defined as follows:

Level 1 — Valuations that are based on unadjusted quoted prices in active markets for identical securities. The fair value of exchange-traded preferred and common equities, and mutual funds included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The fair value measurements that were based on Level 1 inputs comprise 2.57% of the fair value of the total investment portfolio.

Level 2 — Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of securities included in the Level 2 category were based on the market values obtained from the third party pricing service that were evaluated using pricing models that

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The Level 2 category includes corporate bonds, government and agency bonds, asset-backed, residential mortgage-backed and commercial mortgage-backed securities and municipal bonds. The fair value measurements that were based on Level 2 inputs comprise 97.11% of the fair value of the total investment portfolio.

Level 3 — Valuations that are derived from techniques in which one or more of the significant inputs are unobservable and/or involve management judgment and/or are based on non-binding broker quotes. The fair value measurements that were based on Level 3 inputs comprise 0.32% of the fair value of the total investment portfolio.

For corporate, government and municipal bonds, the third party pricing service utilizes a pricing model with standard inputs that include benchmark yields, reported trades, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data observable in the marketplace. The model uses the option adjusted spread methodology and is a multi-dimensional relational model. All bonds valued under these techniques are classified as Level 2.

For asset-backed, residential mortgage-backed and commercial mortgage-backed securities, the third party pricing service valuation methodology includes consideration of interest rate movements, new issue data, monthly remittance reports and other pertinent data that is observable in the marketplace. This information is used to determine the cash flows for each tranche and identifies the inputs to be used such as benchmark yields, prepayment assumptions and collateral performance. All asset-backed, residential mortgage-backed and commercial mortgage-backed securities valued under these methods are classified as Level 2.

Also included in Level 2 valuation are interest rate swap agreements the Company utilizes to hedge the floating interest rate on its debt, thereby changing the variable rate exposure to a fixed rate exposure for interest on these obligations. The estimated fair value of the interest rate swaps is obtained from the third party financial institution counterparties and measured using discounted cash flow analysis that incorporates significant observable inputs, including the LIBOR forward curve, derivative counterparty spreads, and measurements of volatility.

The Level 3 securities consist of 15 securities totaling $4.0 million or 0.32% of the total investment portfolio. These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip. To fair value these securities the third party investment manager uses a combination of methods. Non-binding broker/dealer quotes are used on 5 holdings. Benchmarking techniques based upon industry sector, rating and other factors are used on 10 holdings.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of September 30, 2010 (in thousands):

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30, 2010	Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Debt Securities:
U.S. Government and agencies	$28,395	$—	$28,395	$—
Obligations of states and political subs	556,624	—	556,624	—
Corporate securities	395,701	—	394,795	906
Redeemable preferred stocks	4,834	4,834	—	—
Residential mortgage-backed securities	196,857	—	196,857	—
Commercial mortgage-backed securities	37,421	—	37,421	—
Other asset-backed securities	19,764	—	16,616	3,148

Total debt securities available for sale	1,239,596	4,834	1,230,708	4,054

Equity Securities:
Perpetual preferred stock	13,701	12,150	1,551	—
Common stock	15,641	15,641	—	—

Total equity securities available for sale	29,342	27,791	1,551	—

Total securities available for sale	$1,268,938	$32,625	$1,232,259	$4,054

Derivatives — interest rate swaps	$(7,974)	$—	$(7,974)	$—

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

Fair Value
Measurement
Using Significant
Unobservable
Inputs - Level 3

Balance as of January 1, 2010	$4,161
Total gains or losses (realized/unrealized):
Included in earnings	(19)
Included in other comprehensive income	447
Purchases	1,897
Issuances	—
Settlements	(93)
Transfers in and out of Level 3	(2,339)

Balance as of September 30, 2010	$4,054

Total credit losses for the period that are included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date amounted to $78,000.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of the reporting period. During the quarter ended September 30, 2010, there were two transfers out of Level 1 securities into Level 2

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities. There were no transfers out of Level 2 securities. Four securities transferred out of Level 3 securities into Level 2 securities, because their fair value could be determined using observable market data inputs obtained from an independent pricing source.

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

					Fixed
					Amount at
	Expiration			Fixed	September 30,
Effective Date	Date	Debt Instrument	Counterparty Interest Rate Terms	Rate	2010

4/23/2008	5/24/2011	Senior debentures(1)	Three-month LIBOR, plus 4.20%	7.720%	7,000
4/23/2008	6/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
4/29/2008	4/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
7/31/2008	7/31/2013	Term loan(2)	Three-month LIBOR	3.950%	41,000
8/15/2008	8/15/2013	Junior subordinated debentures(3)	Three-month LIBOR	3.780%	10,000
9/04/2008	9/04/2013	Junior subordinated debentures(3)	Three-month LIBOR	3.790%	15,000
9/08/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000

(1)	During the quarter ended September 30, 2010, the Company entered into a forward starting interest rate swap effective May 24, 2011. The swap will replace the $7 million interest rate swap, which is scheduled to expire on May 24, 2011, on the $7 million senior debenture. The fixed rate on the current $7 million interest rate swap is 7.72% and will be replaced with a fixed rate of 6.472% on May 24, 2011.

(2)	The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. The Company fixed only the variable interest portion of the loan. The actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the credit agreement.

(3)	The Company fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended September 30, 2010 and 2009 was approximately $1.1 million and $1.1 million, respectively. The net interest expense incurred for the nine months ended September 30, 2010 and 2009 was approximately $3.4 million and $2.9 million, respectively.

As of September 30, 2010 and December 31, 2009, the total fair value of the interest rate swaps was approximately ($8.0 million) and ($5.9 million), respectively. Accumulated other comprehensive income at September 30, 2010 and December 31, 2009, included accumulated losses on the cash flow hedge, net of taxes, of approximately $5.2 million and $3.9 million, respectively.

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

At September 30, 2010, shareholders’ equity was $558.1 million, or a book value of $10.48 per common share, compared to $502.9 million, or a book value of $9.06 per common share, at December 31, 2009.

At the Company’s Board of Directors meeting on February 12, 2010, the Board authorized management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaced the existing share repurchase plan authorized in July 2008. For the three months ended September 30, 2010, the Company purchased and retired approximately 0.3 million shares of common stock for a total cost of approximately $2.7 million. For the nine months ended September 30, 2010, the Company purchased and retired approximately 2.5 million shares of common stock for a total cost of approximately $19.6 million. For the three months and nine months ended September 30, 2009, the Company purchased and retired 0.3 million shares of common stock for a total cost of approximately $2.3 million.

The Company paid dividends to its common shareholders of $4.9 million as of the nine months ended September 30, 2010. During 2009, the Company paid dividends to its common shareholders of $5.2 million. On October 28, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.04 per common share. The dividend is payable on November 29, 2010, to shareholders of record as of November 12, 2010.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months and nine months ended September 30 (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net income, as reported	$15,036	$11,019	$44,331	$36,204

Common shares:
Basic
Weighted average shares outstanding	53,418,314	57,444,471	54,229,706	57,428,416

Diluted
Weighted average shares outstanding	53,418,314	57,444,471	54,229,706	57,428,416
Dilutive effect of:
Share awards under long term incentive plan	280,640	118,792	278,886	102,975

Total	53,698,954	57,563,263	54,508,592	57,531,391

Net income per common share
Basic	$0.28	$0.19	$0.82	$0.63
Diluted	$0.28	$0.19	$0.81	$0.63

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

For the Periods ended September 30, 2010 and 2009

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

Business Overview

We are a publicly traded specialty insurance underwriter and insurance administration services company. We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis through a broad and diverse network of independent retail, wholesale program administrators and general agents, who value service, specialized knowledge, and focused expertise. Our primary focus is on niche or specialty products and program business and risk management solutions for our customers. The services and coverages we provide are tailored to meet specific requirements of defined client groups and their members, which may include specialty program underwriting; admitted and excess and surplus lines insurance products; alternative risk transfer solutions, and insurance administration services. Program business refers to an aggregation of individually underwritten risks that have some characteristic and/or are distributed through a select group of general agencies, retail agencies and program administrators. We provide various types of property and casualty insurance coverage, primarily to associations or similar groups of members and to the specified classes of business of our agents. With our specialty programs and products, we seek to combine profitable underwriting, investment returns and efficient capital management to deliver consistent long-term growth in shareholder value. We also earn commission revenue, which represents 1.5% of our total revenue, through the operation of its retail property and casualty insurance agencies, located in Michigan, California, and Florida. These agencies produce commercial, personal lines, life and accident and health insurance, with more than fifty unaffiliated insurance carriers. These agencies produce an immaterial amount of business for our affiliated Insurance Company Subsidiaries

Our programs are diversified geographically, by class and line of business, type of insured and distribution. In the workers’ compensation line of business, we have a regional focus in California, New England, Florida, and Nevada. Within the commercial automobile and commercial multiple peril line of business, we have a regional focus in the Southeast and California. In the general liability line of business, we have a focus in Texas. Our fee-for-service business is managed on a regional basis with an emphasis in the Midwest, New England, and Southeastern regions. Our corporate strategy emphasizes a regional focus and diverse sources of revenue between underwritten premiums, service fee revenue and commissions. This allows us to leverage our fixed costs over a larger revenue base and take advantage of new opportunities.

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 15, 2010, are those that we consider to be our critical accounting estimates. For the three months and nine months ended September 30, 2010, there have been no material changes in regard to any of our critical accounting estimates.

Reclassifications and redefining segment reporting

During the first quarter of 2010, we made certain reclassifications to the expense classifications in the Consolidated Statement of Income. These reclassifications enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income. The reclassifications were the result of a comprehensive cost allocation study that allowed us to align the underlying internal salary and administrative costs with the underlying function of those costs. Previously, internal salary and administrative costs were charged to the Insurance Company Subsidiaries based upon an estimated management fee and later eliminated during consolidation. Under this new methodology the actual costs are reimbursed by the Insurance Company Subsidiaries and the expenses are eliminated as a reimbursement of costs. As such, the nature of the costs retain their underlying function in the consolidation process. The Consolidated Statement of Income for the three months and nine months ended September 30, 2009, has been reclassified to conform to this revised presentation.

The following tables set forth the reclassification of expense line items for the three months and nine months ended September 30, 2009 (in thousands):

	For the Three Months Ended September 30, 2009
	As Reported	Reclassification	Reclassified

Losses and loss adjustment expenses	$102,557	$5,050	$107,607
Reinsurance recoverables	(19,005)	—	(19,005)

Net losses and loss adjustment expenses	83,552	5,050	88,602

Salaries and employee benefits	19,630	(19,630)	—
Policy acquisition and other underwriting expenses	28,824	14,263	43,087
Other administrative expenses	9,013	(9,013)	—
General selling and administrative expenses	—	8,277	8,277
General corporate expenses	—	1,053	1,053
Amortization expense	1,422	—	1,422
Interest expense	2,620	—	2,620

Total expenses	$145,061	$—	$145,061

	For the Nine Months Ended September 30, 2009
	As Reported	Reclassification	Reclassified

Losses and loss adjustment expenses	$278,431	$15,153	$293,584
Reinsurance recoverables	(54,628)	—	(54,628)

Net losses and loss adjustment expenses	223,803	15,153	238,956

Salaries and employee benefits	59,402	(59,402)	—
Policy acquisition and other underwriting expenses	79,932	45,240	125,172
Other administrative expenses	29,323	(29,323)	—
General selling and administrative expenses	—	24,037	24,037
General corporate expenses	—	4,295	4,295
Amortization expense	4,350	—	4,350
Interest expense	8,061	—	8,061

Total expenses	$404,871	$—	$404,871

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Executive Overview

Our results for the three months ended September 30, 2010, include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines, as well as a focus on current accident year price adequacy, and the benefits derived from leveraging of fixed costs. Our generally accepted accounting principles (“GAAP”) combined ratio was 95.9% for the three months ended September 30, 2010, compared to 95.9% for the comparable three months in 2009. Net operating income increased $2.9 million from $11.7 million for the three months ended September 30, 2009, to $14.6 million for the three months ended September 30, 2010.

Gross written premium increased $15.2 million, or 8%, to $204.2 million in 2010, compared to $189.0 million in 2009 for the three months ended September 30. This growth is largely from workers’ compensation initiatives that were implemented in the second half of 2009 primarily in the Midwest and Western United States, and the expansion of our transportation business in the Southeast. We continue to focus on maintaining a diversified book of business, and price adequacy. The majority of the new business we wrote in 2009 had a historical and proven track record of producing an underwriting profit, and we have been able to achieve rate increases on top of what had previously been charged.

Results of Operations

Net income for the three months ended September 30, 2010, was $15 million, or $0.28 per dilutive share, compared to net income of $11 million, or $0.19 per dilutive share, for the comparable period of 2009. Net operating income, a non-GAAP measure, increased $2.9 million, or 24.8%, to $14.6 million, or $0.27 per dilutive share, compared to net operating income of $11.7 million, or $0.20 per dilutive share for the comparable period in 2009, with lower weighted average shares outstanding. Total weighted average shares outstanding for the three months ended September 30, 2010, were 53,698,954, compared to 57,563,263 for the comparable period in 2009. This decrease reflects the impact of our Share Repurchase Plan in which we repurchased 323,000 shares during the third quarter of 2010. We currently have approximately 2.5 million more shares within the plan authorized for repurchase.

Net operating income and net operating income per share are non-GAAP measures that represent net income excluding net realized gains or loss, net of tax. The most directly comparable financial GAAP measures to net operating income and net operating income per share are net income and net income per share. Net operating income and net operating income per share are intended as supplemental information and are not meant to replace net income nor net income per share. Net operating income and net operating income per share should be read in conjunction with the GAAP financial results. The following is a reconciliation of net operating income to net income, as well as net operating income per share to net income per share:

	For the Three Months
	Ended September 30,
	2010	2009
	(In thousands, except share and per share data)

Operating income, net of tax	$14,605	$11,688
Net realized gains (losses), net of tax	431	(669)

Net income	$15,036	$11,019

Diluted earnings per common share:
Net operating income	$0.27	$0.20
Net income	$0.28	$0.19
Diluted weighted average common shares outstanding	53,968,954	57,563,263

We use net operating income and net operating income per share as components to assess our performance and as measures to evaluate the results of our business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the net effect of realized gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available for sale and not held for trading purposes. Realized gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Accordingly, net operating income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying profitability of our business. Therefore, we believe that it is useful for investors to evaluate net operating income and net operating income per share, along with net income and net income per share when reviewing and evaluating our performance.

Revenues

Revenues for the three months ended September 30, 2010, increased $35.5 million, or 22.2%, to $195.7 million, from $160.2 million for the comparable period in 2009. This increase primarily reflects overall growth within our existing programs and new business that was implemented in 2009 and 2010.

The following table sets forth the components of revenues (in thousands):

	For the Three Months
	Ended September 30,
	2010	2009

Revenue:
Net earned premiums	$171,864	$137,399
Management administrative fees	5,744	6,497
Claims fees	1,677	1,803
Investment income	13,715	12,764
Commission revenue	2,448	2,453
Net realized gains (losses)	283	(742)

Total revenue	$195,731	$160,174

Net earned premiums increased $34.5 million, or 25.1%, to $171.9 million for the three months ended September 30, 2010, from $137.4 million in the comparable period in 2009. This increase was primarily the result of growth within our existing programs and the new business we began writing in 2009.

Management fees decreased $0.8 million, or 12.3%, to $5.7 million for the three months ended September 30, 2010, from $6.5 million for the comparable period in 2009. This decrease primarily reflects the impact related to a reduction in fees derived from self-insured programs, caused by a decrease in premium volume from continued price competition, poor economic conditions, and higher unemployment.

Claim fees decreased $0.1 million, or 5.6%, to $1.7 million for the three months ended September 30, 2010, from $1.8 million for the comparable period in 2009. This decrease is primarily the result of the termination of one unprofitable program.

Net investment income increased $0.9 million, or 7%, to $13.7 million for the three months ended September 30, 2010, from $12.8 million in 2009. This increase primarily reflects the increase in average invested assets from $1.2 billion in 2009 to $1.3 billion in 2010. This increase is the result of positive cash flows generated from operations that were primarily due to favorable underwriting results. The average investment yield for September 30, 2010, was 4.2% compared to 4.4% in 2009. The current pre-tax book yield was 4.4% compared to 4.6% in 2009. The current after-tax book yield was 3.3% compared to 3.4% in 2009. The effective duration of the investment portfolio was 4.8 years at September 30, 2010 and 4.7 years at September 30, 2009.

Net realized gains (losses) improved by $1 million, to a $0.3 million gain for the three months ended September 30, 2010, from a ($0.7) million loss for the comparable period in 2009. The 2009 loss was driven primarily by realized losses on securities sold during the prior year. The 2010 gains reflect realized gains on securities sold in the current year.

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

Furthermore, during the first quarter of 2010, we made certain reclassifications to the expense classifications on the Consolidated Statement of Income. These reclassifications were made to enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income. As a result, the Consolidated Statement of Income for the three months ended September 30, 2009, has been reclassified to conform to this revised presentation. These reclassifications do not change total expenses or consolidated net income as originally reported for the three months ended September 30, 2009. Please refer to Form 8-K filed on May 3, 2010, for further detail. For the three months ended September 30, 2010, this refinement resulted in a 2.3 percentage point increase in the expense ratio, a 1.0 percentage point decrease in the loss and LAE ratio and a decrease of $2 million in general, selling and administrative costs.

Expenses increased $30.5 million from $145.1 million for the three months ended September 30, 2009 to $175.6 million for the three months ended September 30, 2010. This increase is primarily due to the growth in premium volume in our underwriting operations.

The following table sets forth the components of expenses (in thousands):

	For the Three Months
	Ended September 30,
	2010	2009

Expense:
Net losses and loss adjustment expenses	$105,939	$88,602
Policy acquisition and other underwriting expenses	59,013	43,087
General selling & administrative expenses	5,881	8,277
General corporate expenses	1,163	1,053
Amortization expense	1,235	1,422
Interest expense	2,405	2,620

Total expenses	$175,636	$145,061

Net loss and loss adjustment expenses (“LAE”) increased $17.3 million, to $105.9 million for the three months ended September 30, 2010, from $88.6 million for the same period in 2009. Our loss and LAE ratio decreased 2.9 percentage points to 61.6% for the three months ended September 30, 2010, from 64.5% for the same period in 2009. The accident year loss and LAE ratio for the third quarter of 2010 was 65.9%, compared to 69.0% in the second quarter of 2009. The improvement in the accident year loss and LAE ratio reflects a decline in storm related losses and a single fire loss totaling $5.7 million that occurred in 2009. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

The accident year loss ratio is a non-GAAP measure and represents our net loss and LAE ratio adjusted for any adverse or favorable development on prior year reserves. The most directly comparable financial GAAP measure to the accident year loss ratio is the net loss and LAE ratio. The accident year loss ratio is intended as supplemental information and is not meant to replace the net loss and LAE ratio. The accident year loss ratio should be read in conjunction with the GAAP financial results. The following is a reconciliation of the accident year loss ratio to the net loss and LAE ratio, which is the most directly comparable GAAP measure:

	For the Three Months Ended
	September 30,
	2010	2009

Accident year loss ratio	65.9%	69.0%
Favorable development on prior years	−4.3%	−4.5%

Net loss & LAE ratio	61.6%	64.5%

We use the accident year loss ratio as one component to assess our current year performance and as a measure to evaluate, and if necessary, adjust our pricing and underwriting. Our net loss and LAE ratio is based on calendar year information. Adjusting this ratio to an accident year loss ratio allows us to evaluate information based on the current year activity. We believe this measure provides investors with valuable information for comparison to historical trends and current industry estimates. We also believe that it is useful for investors to evaluate the accident year loss ratio and net loss and LAE ratio separately when reviewing and evaluating our performance.

Policy acquisition and other underwriting expenses increased $15.9 million, to $59.0 million for the three months ended September 30, 2010, from $43.1 million for the same period in 2009. Our expense ratio increased 2.9 percentage points to 34.3% for the three months ended September 30, 2010, from 31.4% for the same period in 2009. This change reflects an increase in external costs, primarily net commission expense relating to new business added in the second half of 2009 for which the agent performs certain policy issuance functions.

General, selling and administrative costs decreased $2.4 million, to $5.9 million for the three months ended September 30, 2010, from $8.3 million for the three months ended 2009. This decrease reflects our ability to further leverage fixed costs.

Amortization expense decreased $0.2 million to $1.2 million for the three months ended September 30, 2010, from $1.4 million for the same period in 2009. This decrease reflects a decrease in the amortization relating to the USSU acquisition completed in 2007.

Interest expense for the three months ended September 30, 2010, decreased $0.2 million, to $2.4 million, from $2.6 million for the comparable period in 2009. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan. The overall decrease reflects the decline in the average outstanding balance on our term loan to $44.2 million for the period ended September 30, 2010 from $55.5 million for same period in 2009.

Federal income tax expense for the three months ended September 30, 2010 was $5.4 million or 26.9% of income before taxes compared to $3.9 million or 26.4% of income before taxes for the same period in 2009. Income tax expense on capital gains (losses) and the change in our valuation allowance for other than temporary impairments and loss carryforwards from prior years where there are not any realized gains to offset the realized capital losses, was ($148,000) and ($91,000) for the three months ended September 30, 2010 and 2009, respectively. Excluding the tax impact of realized gains (losses), the effective income tax rate would have been 28.0% and 25.8% for the three months ended September 30, 2010 and 2009, respectively. The increase in our effective tax rate is primarily due to a shift in new purchases in our investment portfolio away from tax exempt municipal bonds. Tax exempt income as a percentage of total taxable income has therefore declined, resulting in an increased effective tax rate.

Other Items

Equity earnings of affiliates, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an insurance holding limited liability company for $14.8 million in cash. We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations. Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting. Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership. For the three months ended September 30, 2010, we recorded pre-tax and after-tax equity earnings of $654,000 and $425,000, or $0.01 per share.

Reserves

For the three months ended September 30, 2010, we reported an additional decrease in net ultimate loss estimates for accident years 2009 and prior of $7.3 million, or 1.1% of $682.4 million of net loss and LAE reserves at December 31, 2009. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2009 and 2010.

Other Than Temporary Impairments

At September 30, 2010, we had 30 securities and at December 31, 2009, we had 127 securities that were in an unrealized loss position. Of the securities held at September 30, 2010, twenty-two securities had an aggregate $12.9 million and $1.6 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. Of the securities held at December 31, 2009, forty-one had an aggregate $30.0 million and $2.3 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.

During the three months ended September 30, 2010, in accordance with our OTTI policy, we recorded an OTTI credit loss of $25,000. For the three months ended September 30, 2009, we recorded a credit related OTTI loss of $208,000, of which no non-credit related OTTI losses were recognized in other comprehensive income.

Refer to Note 4 — Investments for additional information specific to OTTI and their fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Executive Overview

Our results for the nine months ended September 30, 2010 include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines, as well as a focus on current accident year price adequacy, and the benefits derived from leveraging of fixed costs. Our generally accepted accounting principles (“GAAP”) combined ratio was 94.8% for the nine months ended September 30, 2010, compared to 92.5% for the comparable nine months quarter in 2009. Net operating income increased $4 million from $40 million for the nine months ended September 30, 2009, to $44 million for the nine months ended September 30, 2010.

Gross written premium increased $95.3 million, or 18.8%, to $601.2 million in 2010, compared to $505.9 million in 2009 for the nine months ended September 30. This growth is largely from workers’ compensation initiatives that were implemented in the second half of 2009 primarily in the Midwest and Western United States, and the expansion of our transportation business in the Southeast. We continue to focus on maintaining a diversified book of business, and price adequacy. The majority of the new business we wrote in 2009 had a historical and proven track record of producing an underwriting profit, and we have been able to achieve rate increases on top of what had previously been charged.

Results of Operations

Net income for the nine months ended September 30, 2010 was $44.3 million, or $0.81 per dilutive share, compared to net income of $36.2 million, or $0.63 per dilutive share, for the comparable period of 2009. Net operating income, a non-GAAP measure, increased $4 million, or 10%, to $44 million, or $0.81 per dilutive share, compared to net operating income of $40 million, or $0.69 per dilutive share for the comparable period in 2009, with lower weighted average shares outstanding. Total weighted average shares outstanding for the nine months ended September 30, 2010, were 54,508,592, compared to 57,531,391 for the comparable period in 2009. This decrease reflects the impact of our Share Repurchase Plan in which we repurchased 2,481,000 shares during the nine months ended September 30, 2010. We currently have approximately 2.5 million more shares within the plan authorized for repurchase.

Net operating income and net operating income per share are non-GAAP measures that represent net income excluding net realized gains or loss, net of tax. The most directly comparable financial GAAP measures to net operating income and net operating income per share are net income and net income per share. Net operating income and net operating income per share are intended as supplemental information and are not meant to replace net income nor net income per share. Net operating income and net operating income per share should be read in conjunction with the GAAP financial results. The following is a reconciliation of net operating income to net income, as well as net operating income per share to net income per share:

	For the Nine Months Ended September 30,
	2010	2009
	(In thousands, except share and per share data)

Operating income, net of tax	$44,048	$39,957
Net realized gains (losses), net of tax	283	(3,753)

Net income	$44,331	$36,204

Diluted earnings per common share:
Net operating income	$0.81	$0.69
Net income	$0.81	$0.63
Diluted weighted average common shares outstanding	54,508,592	57,531,391

We use net operating income and net operating income per share as components to assess our performance and as measures to evaluate the results of our business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the net effect of realized gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available for sale and not held for trading purposes. Realized gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Accordingly, net operating income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying profitability of our business. Therefore, we believe that it is useful for investors to evaluate net operating income and net operating income per share, along with net income and net income per share when reviewing and evaluating our performance.

Revenues

Revenues for the nine months ended September 30, 2010, increased $96.8 million, or 21.2%, to $553.6 million, from $456.8 million for the comparable period in 2009. This increase primarily reflects overall growth within our existing programs and new business that was implemented in 2009 and 2010.

The following table sets forth the components of revenues (in thousands):

	For the Nine Months
	Ended September 30,
	2010	2009

Revenue:
Net earned premiums	$486,065	$393,577
Management administrative fees	13,570	15,653
Claims fees	5,174	5,774
Investment income	40,198	37,503
Commission revenue	8,128	7,959
Net realized gains (losses)	441	(3,692)

Total revenue	$553,576	$456,774

Net earned premiums increased $92.5 million, or 23.5%, to $486.1 million for the nine months ended September 30, 2010, from $393.6 million in the comparable period in 2009. This increase was primarily the result of growth within our existing programs and the new business we began writing in 2009.

Management fees decreased $2.1 million, or 13.4%, to $13.6 million for the nine months ended September 30, 2010, from $15.7 million for the comparable period in 2009. This decrease primarily reflects the impact of a program we previously managed that decided to perform its own policy administration services, as well as a decrease in fees related to a reduction in fees derived from self-insured programs, caused by a decrease in premium volume from continued competition, economic conditions, and higher unemployment.

Claim fees decreased $0.6 million, or 10.3%, to $5.2 million for the nine months ended September 30, 2010, from $5.8 million for the comparable period in 2009. This decrease is primarily the result of the fact that the previously mentioned program above is now administering their claims in house and an anticipated decrease resulting from the termination of one unprofitable program.

Net investment income increased $2.7 million, or 7.2%, to $40.2 million for the nine months ended September 30, 2010, from $37.5 million in 2009. This increase primarily reflects the increase in average invested assets from $1.1 billion in 2009 to $1.3 billion in 2010. This increase is the result of positive cash flows generated from operations that were primarily due to favorable underwriting results. The average investment yield for September 30, 2010 was 4.2% compared to 4.4% in 2009. The current pre-tax book yield was 4.4% compared to 4.6% in 2009. The current after-tax book yield was 3.3% compared to 3.4% in 2009. The effective duration of the investment portfolio was 4.8 years at September 30, 2010 and 4.7 years at September 30, 2009.

Net realized gains (losses) improved by $4.1 million, to a $0.4 million gain for the nine months ended September 30, 2010, from a ($3.7) million loss for the comparable period in 2009. The loss in 2009 reflected both the realized losses on the sale of securities sold during the prior year and OTTI impairments pertaining to certain corporate bonds, asset-backed and mortgage-backed securities, compared to the realized gains on the sale of securities sold in 2010.

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

Furthermore, during the first quarter of 2010, we made certain reclassifications to the expense classifications on the Consolidated Statement of Income. These reclassifications were made to enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income. As a result, the Consolidated Statement of Income for the nine months ended September 30, 2009, has been reclassified to conform to this revised presentation. These reclassifications do not change total expenses or consolidated net income as originally reported for the nine months ended September 30, 2009. Please refer to Form 8-K filed on May 3, 2010 for further detail. For the nine months ended September 30, 2010, this refinement resulted in a 2.4 percentage point increase in the expense ratio, a 1.0 percentage point decrease in the loss and LAE ratio and a decrease of $6.2 million in general, selling and administrative costs.

Expenses increased $88.5 million from $404.9 million for the nine months ended September 30, 2009 to $493.4 million for the nine months ended September 30, 2010. This increase is reflective of the growth in our underwriting operations.

The following table sets forth the components of expenses (in thousands):

	For the Nine Months
	Ended September 30,
	2010	2009

Expense:
Net losses and loss adjustment expenses	$292,631	$238,956
Policy acquisition and other underwriting expenses	168,262	125,172
General selling & administrative expenses	17,108	24,037
General corporate expenses	4,409	4,295
Amortization expense	3,757	4,350
Interest expense	7,259	8,061

Total expenses	$493,426	$404,871

Net loss and loss adjustment expenses (“LAE”) increased $53.6 million, to $292.6 million for the nine months ended September 30, 2010, from $239.0 million for the same period in 2009. Our loss and LAE ratio decreased 0.5 percentage points to 60.2% for the nine months ended September 30, 2010, from 60.7% for the same period in 2009. The accident year loss and LAE ratio was 65.1% for the nine months ended September 30, 2010 down from 66.0% in the comparable period in 2009. The improvement in the accident year loss and LAE ratio reflects a decline in storm related losses and a single fire loss totaling $5.7 million that occurred in 2009. The improvement was partially offset by greater than usual loss frequency in isolated short tail lines of business. Additional discussion of our reserve activity is described below within the Other Items — Reserves section.

The accident year loss ratio is a non-GAAP measure and represents our net loss and LAE ratio adjusted for any adverse or favorable development on prior year reserves. The most directly comparable financial GAAP measure to the accident year loss ratio is the net loss and LAE ratio. The accident year loss ratio is intended as supplemental information and is not meant to replace the net loss and LAE ratio. The accident year loss ratio should be read in conjunction with the GAAP financial results. The following is a reconciliation of the accident year loss ratio to the net loss and LAE ratio, which is the most directly comparable GAAP measure:

	For the Nine Months Ended
	September 30,
	2010	2009

Accident year loss ratio	65.1%	66.0%
Favorable development on prior years	−4.9%	−5.3%

Net loss & LAE ratio	60.2%	60.7%

We use the accident year loss ratio as one component to assess our current year performance and as a measure to evaluate, and if necessary, adjust our pricing and underwriting. Our net loss and LAE ratio is based on calendar year information. Adjusting this ratio to an accident year loss ratio allows us to evaluate information based on the current year activity. We believe this measure provides investors with valuable information for comparison to historical trends and current industry estimates. We also believe that it is useful for investors to evaluate the accident year loss ratio and net loss and LAE ratio separately when reviewing and evaluating our performance.

Policy acquisition and other underwriting expenses increased $43.1 million, to $168.3 million for the nine months ended September 30, 2010, from $125.2 million for the same period in 2009. Our expense ratio increased 2.8 percentage points to 34.6% for the nine months ended September 30, 2010, from 31.8% for the same period in 2009. This increase reflects an increase in external cost, primarily net commission expense, relating to new business added in the second half of 2009 for which the agent performs certain policy issuance functions.

General, selling and administrative costs decreased $6.9 million, to $17.1 million for the nine months ended September 30, 2010, from $24.0 million for the same period in 2009. This decrease reflects our ability to further leverage fixed costs.

Amortization expense decreased $0.6 million to $3.8 million for the nine months ended September 30, 2010, from $4.4 million for the same period in 2009. This decrease reflects a decrease in the amortization relating to the USSU acquisition completed in 2007.

Interest expense for the nine months ended September 30, 2010, decreased $0.8 million, to $7.3 million, from $8.1 million for the comparable period in 2009. Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan. The overall decrease reflects the decline in the average outstanding balance on our term loan to $44.2 million for the period ended September 30, 2010 from $55.5 million for same period in 2009.

Federal income tax expense for the nine months ended September 30, 2010 was $17.4 million or 29.2% of income before taxes compared to $15.1 million or 29.5% of income before taxes for the same period in 2009. Income tax expense on capital gains (losses) and the change in our valuation allowance for other than temporary impairments and loss carryforwards from prior years where there are not any realized gains to offset the realized capital losses, was $158,000 and $61,000 for the nine months ended September 30, 2010 and 2009, respectively. Excluding the tax impact of realized gains (losses), the effective income tax rate would have been 29.1% and 27.4% for the nine months ended September 30, 2010 and 2009, respectively. The current year rate increase reflects a $477,000 adjustment to our current tax expense relating to a return to provision analysis completed on the closing tax return of ProCentury. Excluding this adjustment, the effective tax rate on net operating income, a non-GAAP measure, for the nine months ended September 30, 2010 would have been 28.3% compared to 27.4% for the same period in 2009. The increase in our effective tax rate is primarily due to a shift in new purchases in our investment portfolio away from tax exempt municipal bonds. Tax exempt income as a percentage of total taxable income has therefore declined, resulting in an increased effective tax rate.

.

Other Items

Equity earnings of affiliates, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an insurance holding limited liability company for $14.8 million in cash. We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations. Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting. Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership. For the nine months ended September 30, 2010, we recorded pre-tax and after-tax equity earnings of $2.4 million and $1.6 million, or $0.03 per share.

Reserves

At September 30, 2010, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $759.4 million. We established a reasonable range of reserves of approximately $691.3 million to $805.4 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

	Minimum	Maximum
	Reserve	Reserve	Selected
Line of Business	Range	Range	Reserves

Workers’ Compensation(1)	$256,239	$283,557	$273,181
Commercial Multiple Peril/General Liability	297,221	366,887	338,726
Commercial Automobile	104,557	117,202	111,659
Other	33,289	37,705	35,810

Total Net Reserves	$691,306	$805,351	$759,376

(1)	Includes Residual Markets

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the nine months ended September 30, 2010, and the year ended December 31, 2009.

For the nine months ended September 30, 2010, we reported a decrease in net ultimate loss estimates for accident years 2009 and prior of $23.7 million, or 3.5% of $682.4 million of beginning net loss and LAE reserves at December 31, 2009. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2010 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2009 and for the nine months ended September 30, 2010. The major components of this change in ultimates are as follows (in thousands):

	Reserves at	Incurred Losses			Paid Losses			Reserves at
	December 31,	Current	Prior	Total	Current	Prior	Total	September
Line of Business	2009	Year	Years	Incurred	Year	Years	Paid	30, 2010

Workers’ Compensation	$185,729	$129,870	$4,893	$134,763	$19,229	$47,590	$66,819	$253,673
Residual Markets	21,907	3,292	(2,627)	665	1,065	1,999	3,064	19,508
Commercial Multiple Peril/General Liability	333,688	76,653	(14,218)	62,435	4,697	52,700	57,397	338,726
Commercial Automobile	105,468	61,743	(8,697)	53,046	19,718	27,137	46,855	111,659
Other	35,584	44,805	(3,083)	41,722	25,398	16,098	41,496	35,810

Net Reserves	682,376	$316,363	$(23,732)	$292,631	$70,107	$145,524	$215,631	759,376

Reinsurance Recoverable	266,801							284,387

Consolidated	$949,177							$1,043,763

		Total
		Re-estimated	Development
		Reserves at	as a
	Reserves at	September 30,	Percentage of
	December 31,	2010 on	Prior Year
Line of Business	2009	Prior Years	Reserves

Workers’ Compensation	$185,729	$190,622	2.6%
Commercial Multiple Peril/General Liability	333,688	319,470	−4.3%
Commercial Automobile	105,468	96,771	−8.2%
Other	35,584	32,501	−8.7%

Sub-total	660,469	639,364	−3.2%
Residual Markets	21,907	19,280	−12.0%

Total Net Reserves	$682,376	$658,644	−3.5%

Workers’ Compensation Excluding Residual Markets  The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets increased $4.9 million, or 2.6% of net workers’ compensation reserves. This net overall increase reflects increases of $7.1 million for accident year 2009. This increase in the net ultimate loss estimate for this accident year was because of greater than expected claim emergence in isolated states and classes of business. This increase was partially offset by decreases of $711,000 and $526,000 for accident years 2004 and 2003, respectively. This decrease was due to favorable development in a Florida program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril/General Liability  The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $14.2 million, or 4.3% of net commercial multiple peril and general liability reserves. The net decrease reflects decreases of $4.1 million, $6.9 million, $5.3 million, $1.4 million, $679,000, and $668,000 in the ultimate loss estimates for accident years 2009, 2008, 2007, 2006, 1997, and 1996, respectively. The decreases in the net ultimate loss estimates for these accident years were due to better than expected claim emergence in a general liability program, a California program, two countrywide programs and two construction programs. The decreases were offset by increases of $1.9 million, $1.1 million, $724,000, and $536,000 for accident years 2005, 2004, 2003, and 2000, respectively. This increase in the net ultimate loss estimates for this accident year was due to greater than expected claim emergence in a general liability program and an excess liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile  The projected net ultimate loss estimate for the commercial automobile line of business decreased $8.7 million, or 8.2% of net commercial automobile reserves. This net overall decrease reflects decreases in the net ultimate loss estimate of $5.2 million and $2.9 million for accident years 2009 and 2008, respectively. The decreases in the net ultimate loss estimates for these accident years were due to less than expected claim emergence in four California based programs, a New Jersey program and a garage program. The change in ultimate loss estimates for all other accident years was insignificant.

Other  The projected net ultimate loss estimate for the other lines of business decreased $3.1 million, or 8.7% of net reserves. This net decrease reflects decreases of $1.7 million and $1.1 million in accident years 2009 and 2008, respectively. This decrease is primarily due to better than expected case reserve development during the calendar year in a professional liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets  The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $2.6 million, or 12.0% of net reserves. This decrease reflects reductions of $626,000, $508,000, and $538,000 in accident years 2009, 2008, and 2006, respectively. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

Other Than Temporary Impairments

At September 30, 2010 and December 31, 2009, we had 30 and 127 securities that were in an unrealized loss position, respectively. Of the securities held at September 30, 2010, twenty-two securities had an aggregate $12.9 million and $1.6 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months. Of the securities held at December 31, 2009, forty-one had an aggregate $30.0 million and $2.3 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.

During the nine months ended September 30, 2010, in accordance with our OTTI policy, we recorded an OTTI credit loss of $437,000. For the nine months ended September 30, 2009, we recorded an OTTI loss of $5.0 million, of which a non-credit related OTTI loss of $1.7 million was recognized in other comprehensive income, resulting in a credit related OTTI loss of $3.3 million.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2010 is $61.4 million without prior regulatory approval. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $42.2 million of extraordinary dividends in 2010, subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $20.9 million and $27.2 million as of September 30, 2010 and 2009, respectively. We remain well within our targets as they relate to our premium leverage ratios, even taking into consideration the dividends paid by our Insurance Company Subsidiaries. Our targets for gross and net written premium to statutory surplus are 2.75 to 1.0 and 2.25 to 1.0, respectively. As of September 30, 2010, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.1 to 1.0 and 1.8 to 1.0, respectively. The ordinary dividends paid in 2010 and 2009 we funded from current financial earnings.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $9.1 million for the nine months ended September 30, 2010.

We have a line of credit totaling $35.0 million, which had no outstanding balance at September 30, 2010. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Cash flows provided by operations were $128.0 million and $77.5 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in cash flows from operations reflects growth in premiums written and the related underwriting profit. We maintain a strong balance sheet with geographic spread of risks, high quality reinsurance, and a high quality investment portfolio.

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

During the quarter ended September 30, 2010, we entered into two additional interest rate swap agreements, both which hedge the $12 million Senior Debenture. One agreement is a spot starting interest rate swap for $5 million with a fixed rate of 6.25%. This swap replaces the $5 million swap that expired on May 24, 2009, which had a fixed rate of 8.93%. The other agreement we entered into was a forward starting interest rate swap for $7 million with a fixed rate of 6.47%. This swap will replace the $7 million swap which is scheduled to expire on May 24, 2011, and has a fixed rate of 7.72%. Refer to Note 6 — Derivative Instruments for additional information specific to our interest rate swaps.

Credit Facilities

On July 31, 2008, we executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of our ProCentury Merger and a $35.0 million revolving credit facility, which was partially funded upon closing of the ProCentury Merger. The revolving credit facility includes a letter of credit facility with a sublimit. The total amount of credit available under the revolving credit facility is $35.0 million, which may include up to $15 million in letters of credit. As of September 30, 2010, the outstanding balance on our term loan facility was $41.0 million. We did not have an outstanding loan balance on our revolving credit facility as of September 30, 2010, and no letters of credit had been issued as of September 30, 2010. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions. At December 31, 2009, we had an outstanding balance of $49.9 million on our term loan and did not have an outstanding balance on our revolving credit facility.

Refer to Note 3 — Debt for additional information specific to our credit facilities and debentures.

Investment Portfolio

As of September 30, 2010 and December 31, 2009, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.3 billion and $1.2 billion, respectively.

In general, we believe our overall investment portfolio is conservatively invested. The effective duration of the investment portfolio at September 30, 2010 and 2009, was 4.8 years and 4.7 years, respectively. Our current pre-tax book yield is 4.4% compared to 4.6% in 2009. The current after-tax yield is 3.3%, compared to 3.4% in 2009. Approximately 98.4% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

At September 30, 2010, shareholders’ equity was $558.1 million, or a book value of $10.48 per common share, compared to $502.9 million, or a book value of $9.06 per common share, at December 31, 2009.

At our regularly scheduled Board of Directors meeting on February 12, 2010, the Board authorized management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. This share repurchase plan replaced the existing share repurchase plan authorized in July 2008. For the three months and nine months ended September 30, 2010, we purchased and retired 0.3 million and 2.5 million shares of common stock for a total cost of approximately $2.7 million and $19.6 million, respectively. For the three months and nine months ended September 30, 2009, we purchased and retired 0.3 million shares of common stock for a total cost of approximately $2.3 million.

We paid dividends to our common shareholders of $4.9 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, we paid dividends of $3.4 million to our common shareholders. On October 28, 2010, our Board of Directors declared a quarterly dividend of $0.04 per common share. The dividend is payable on November 29, 2010, to shareholders of record as of November 12, 2010.

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

Contractual Obligations and Commitments

For the three months ended September 30, 2010, there were no material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

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

In October 2010, the FASB issued ASU 2010-26, Financial Services — Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. Effective for interim and annual reporting periods beginning after December 15, 2011, ASU 2010-26 provides guidance to assist in a consistent application of accounting for costs related to acquiring or renewing insurance contracts among industry practice. The new guidance restricts the capitalization of a contract’s acquisition costs to those that are directly related to the successful acquisition of a new or renewing insurance contract. We are still evaluating the impact of adopting ASU 2010-26 on our financial condition and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of September 30, 2010. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At September 30, 2010, our fixed income portfolio had a effective duration of 4.84, compared to 5.09 at December 31, 2009.

At September 30, 2010, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.3 billion. Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income. These investments comprise 2.31% of our investment portfolio.

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

	Rates Down	Rates	Rates Up
	100bps	Unchanged	100bps

Fair Value	$1,298,157	$1,239,596	$1,179,130
Yield to Maturity or Call	1.80%	2.68%	3.69%
Effective Duration	4.50	4.83	5.03

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At September 30, 2010 and December 31, 2009, we had debentures of $80.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates. Thus, our interest expense on our term loan is directly correlated to market interest rates. At September 30, 2010, we had an outstanding balance on our term loan of $41.0 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $410,000. At December 31, 2009, we had an outstanding balance on our term loan of $49.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $499,000.

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

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At September 30, 2010 and December 31, 2009, we did not have an outstanding balance on our revolving line of credit.

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

As of September 30, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended September 30, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 8 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2010, which is hereby incorporated by reference.

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

The following table represents information with respect to repurchases of the Company’s common stock for the quarterly period ended September 30, 2010:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total	Average	Announced	Repurchased
	Number of	Price Paid	Plans or	Under the Plans
Period	Shares	Per Share	Programs	or Programs

July 1 — July 31, 2010	—	$—	—	2,842,000
August 1 — August 31, 2010	323,000	$8.46	—	2,519,000
September 1 — September 30, 2010	—	$—	—	2,519,000

Total	323,000	$8.46	—

ITEM 6.	EXHIBITS

The following documents are filed as part of this Report:

Exhibit
No.	Description

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By:	/s/ Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Dated: November 9, 2010

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