Form 10-K
period 2010-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2011-03-16
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14094

MEADOWBROOK INSURANCE GROUP, INC.
(Exact name of Registrant as specified in its charter)
Michigan	38-2626206
(State of Incorporation)	(IRS Employer Identification No.)

26255 American Drive, Southfield, MI	48034-6112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 358-1100
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010 was $462,218,847.  As of March 10, 2011, there were 53,252,404 shares of the Company’s common stock ($.01 par value) outstanding.

Documents Incorporated by Reference

Certain portions of the Registrant’s Proxy Statement for the 2011 Annual Shareholders’ Meeting scheduled for May 19, 2011 are incorporated by reference into Part III of this report.

MEADOWBROOK INSURANCE GROUP, INC.

PART I

ITEM 1. BUSINESS

Legal Organization

As used in this Form 10-K, references to the “Company”, “we”, “us”, or “our” refer to Meadowbrook Insurance Group, Inc. (“Meadowbrook”) and its subsidiaries: Star Insurance Company (“Star”), ProCentury Corporation (“ProCentury”), Meadowbrook Inc., and Crest Financial Corporation. References to Meadowbrook also includes Star’s wholly-owned subsidiaries Ameritrust Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”), and Williamsburg National Insurance Company (“Williamsburg”) and ProCentury’s wholly-owned subsidiaries Century Surety Company (“Century”), ProCentury Insurance Company (“PIC”), and ProCentury Risk Partners Insurance Company (“Propic”).

Star, Savers, Williamsburg, Ameritrust, Century, and PIC are collectively referred to as the Insurance Company Subsidiaries.

Meadowbrook was founded in 1955 as Meadowbrook Insurance Agency and was subsequently incorporated in Michigan in 1965. Meadowbrook Insurance Group, Inc. (“We,” “Our,” “Us,” or “Meadowbrook”) (NYSE: MIG) is a holding company organized as a Michigan corporation in 1985. Our principal executive offices are located at 26255 American Drive, Southfield, Michigan 48034-6112 (telephone number: (248) 358-1100).

Business Overview

We are a specialty niche focused commercial insurance underwriter and insurance administration services company.  We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis through a broad and diverse network of independent retail agents, wholesalers, program administrators and general agents, who value service, specialized knowledge, and focused expertise.  Program business refers to an aggregation of individually underwritten risks that have some unique characteristic and are distributed through a select group of agents. We seek to combine profitable underwriting, income from our net commissions and fees, investment returns and efficient capital management to deliver consistent long-term growth in shareholder value.

Through our retail property and casualty agencies, we also generate commission revenue, which represents 1.5% of our total consolidated revenues. Our agencies are located in Michigan, California, and Florida and produce commercial, personal lines, life and accident and health insurance that is placed with more than fifty unaffiliated insurance carriers. These agencies produce a minimal amount of business for our Insurance Company Subsidiaries.

We recognize revenue related to the services and coverages within the following categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, commission revenue, and net realized gains (losses).

We compete in the specialty insurance market. Our wide range of specialty niche insurance expertise allows us to accommodate a diverse distribution network ranging from specialized program agents to insurance brokers. In the specialty market, competition tends to place considerable focus on availability, service and other tailored coverages in addition to price. Moreover, our broad geographical footprint enables us to function with a local presence on both a regional and national basis. We also have the capacity to write specialty insurance in both the admitted and non-admitted markets. These unique aspects of our business model enable us to compete on factors other than price.

The Meadowbrook Approach

We have built our business in a manner that enables us to adapt to changing market conditions and deliver consistent, profitable results. The following highlights key aspects of our model that contribute to our balanced approach:

Diverse Revenue Sources: We generate the vast majority of our revenues from net earned premiums. To grow our premiums, we have developed specialty niche expertise relative to a wide range of underwriting risks. Consequently, our premium base is broadly diversified by line of business, customer, type of distribution and geography. We also generate fee-for-service revenues from risk management services and commission revenue from our agency that are not related to our insurance underwriting operations. Our range of capabilities provides flexibility for our long-term business development efforts as we seek to continue to generate profitable growth. We also believe revenue diversification reduces our risk profile and enables us to deliver more predictable results.

MEADOWBROOK INSURANCE GROUP, INC.

Positioned to Manage Insurance Cycles: The markets we serve operate on different market cycles and results in more stable earnings. Our admitted market capabilities generally provide a consistent source of revenues as this market generally has less pronounced cycles, higher renewal retentions, and more stable pricing than the non-admitted markets. Our non-admitted capabilities enable us to respond opportunistically to the unavailability of insurance and volatile pricing environment. We believe our mix of admitted and non-admitted capabilities enhances our profitability without increasing our risk profile.

Conservative Investment Philosophy: We seek to generate consistent investment income through a low-risk, high-quality investment portfolio.  We manage overall credit, interest rate, and liquidity risks when making investment decisions. We invest in highly rated, investment grade securities. We manage the duration of our investment portfolio to match our liabilities and ensure that we have sufficient liquidity to fund our cash needs without having to sell securities prior to maturity. This approach reinforces our focus on underwriting profitability and reduces our overall risk-return profile.

Ability to Attract and Retain Talented Insurance Professionals throughout U.S.: We have assembled a team of talented insurance professionals with a wide range of expertise across all functions and lines of business. Moreover, our regional structure enables our associates to deliver strong and responsive local service to our clients. We believe this is a unique aspect of our business model that enables us to better serve our agency network.

Strong Capital and Liquidity Position: We believe the Company is currently operating from a strong capital position. Our Insurance Company Subsidiaries are rated “A-” (Excellent) by A.M. Best Company (“A.M. Best”). A.M. Best’s ratings represent an independent third-party evaluation that provides an opinion of an insurer’s financial strength and ability to meet ongoing obligations to policyholders. We believe our Insurance Company Subsidiaries are well capitalized and have adequate surplus to support meaningful future premium growth. We generate cash flows from both regulated and non-regulated sources, which provides us with the flexibility to grow profitably during different market cycles. Additionally, our debt levels are very manageable and we have access to a $35 million line of credit that is available for general business purposes (no outstanding balance as of December 31, 2010). See “Management’s Discussion and Analysis” for further discussion on our liquidity position.

Our approach has delivered results over time. Between 2006 and 2010, net operating income per share has grown at a compound annual growth rate (CAGR) of 9.7% and from $0.74 to $1.07. Over the same period, our book value per share has grown at a CAGR of 10.4% and from $6.93 to $10.28. We also initiated a quarterly dividend during this period, which is currently at $0.04 per share.

Objective and Strategy

Our objective is to generate predictable results across the market cycle, with a target return on average equity range of 10%-17%. To achieve these results we seek to leverage the unique characteristics of our balanced business model to generate:

●	Consistent, profitable underwriting results
●	Predictable investment income in a low-risk, high-quality, fixed income portfolio
●	Profitable growth both organically and through acquisitions
●	Strong cash flow from our Insurance Company Subsidiaries and non-regulated fee-based services to leverage invested assets to equity and manage debt service
●	Steady fee and commission income

We monitor our objectives and strategy in the context of the interest rate environment, insurance market cycle conditions, and general economic conditions. As we seek to maximize long-term shareholder value, our priorities may be influenced by these factors.

Disciplined Underwriting Approach

We underwrite for predictability and profitability by adhering to the following business practices as they relate to our corporate underwriting discipline:

–	Re-underwrite excess and surplus lines business for accuracy and completeness;
–	Limit exposure to catastrophe-prone areas and purchase excess of loss and catastrophe reinsurance;
–	Our associates have significant underwriting experience and expertise;
–	Our actuarial associates support underwriting with pricing and loss analysis;
–	New business or program opportunities undergo a thorough due diligence process;
–	Robust program controls help monitor programs for performance; and
–	Creation and maintenance of long-term agent relationships, which are matched with high quality reinsurance partners.

MEADOWBROOK INSURANCE GROUP, INC.

Reclassifications and Redefining Segment Reporting

During the first quarter of 2010, the Company made certain reclassifications to the expense classifications in the Consolidated Statement of Income.  These reclassifications were made to enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income.   The reclassifications were the result of a comprehensive cost allocation study that allowed us to better align the underlying internal salary and administrative costs with the underlying function of those costs.  Previously, internal salary and administrative costs were charged to the Insurance Company Subsidiaries based upon an estimated management fee and later eliminated during consolidation.  Under this new methodology, the actual costs are reimbursed by the Insurance Company Subsidiaries and the expenses are eliminated as a reimbursement of costs.  As such, the nature of the costs retain their underlying function in the consolidation process.  The Consolidated Statement of Income for the years ended December 31, 2008 and 2009 has been reclassified to conform to this revised presentation. Additional information relating to the reclassification in included in Note 1 – Summary of Significant Accounting Policies.

In addition, as part of this study, the Company re-evaluated its operating segments.  As a result of this re-evaluation, the Company concluded that the previously reported Agency Operations segment should no longer be considered a separate segment of the Company as Agency Operations now represents less than 2% of the Company’s consolidated revenues and less than 1% of the Company’s consolidated pre-tax profits.  As such, the Company will only report one operating segment – Specialty Insurance Operations.

Significant Mergers, Acquisitions, and Strategic Investments

Meadowbrook actively reviews merger, acquisition and strategic investment prospects and these transactions play a significant role in our growth strategy. We consider a range of strategic factors when looking at acquisitions including:

●
High probability that revenue and cost synergies such as the ability to leverage our diverse revenue platform, expansion of current distribution network, enhancement of servicing capabilities, and complimentary product lines and classes.

●	Ability to attract and retain talented insurance professionals that blend with our culture.
●
Opportunity to create “win-win” situations by mitigating our downside risk and providing sellers with opportunity to obtain fair value through deal structure, including adjustments to the purchase price based upon actual results.

The following is a summary of significant transactions we have entered into during the last five years:

Midwest Financial Holdings, LLC (“MFH”): In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in MFH. MFH is a limited liability holding company with the primary purpose of providing workers’ compensation insurance coverage for a variety of businesses. MFH’s holding company system consists of a managing general agency and an insurance company. We serve as the primary market for MFH’s managing general agent and we have a quota share agreement in place with MFH’s insurance company. In 2010, MFH’s wholly-owned subsidiaries placed $133.3 million of gross written premiums with us. We performed an analysis under ASC 810 – Consolidations and determined that we are not MFH’s primary beneficiary. Therefore, we are not required to consolidate this investment. Accordingly, we account for this investment under the equity method of accounting. Under this accounting method we recognize 28.5% of MFH’s profits and losses.

ProCentury Corporation (“ProCentury”): In July 2008, we completed the ProCentury Corporation (“ProCentury”) merger (“Merger”). ProCentury is a specialty insurance company that primarily underwrites general liability, commercial property, environmental, garage, commercial multi-peril, commercial auto, surety, and marine insurance primarily. This business is primarily in the excess and surplus lines or “non-admitted” market and is distributed through a select group of general agents. Since the completion of the merger, we have executed on numerous revenue enhancement opportunities, such as, launching a new wholesale relationship in the Midwest, offering a surplus lines market for an existing workers’ compensation partner in New England, and executing on various opportunities to enhance our specialty niche expertise. We have also been able to leverage our existing infrastructure and increased size.

U.S. Specialty Underwriters, Inc. (“USSU”): In April 2007, we acquired the business of USSU. USSU is a specialty program manager that produces fee based income by underwriting targeted classes within excess workers’ compensation coverage for a select group of insurance companies through its national network of agents and brokers. This acquisition enhanced our existing specialty niche capabilities, added an additional source of fee-based revenues and expanded our distribution network. During 2010 this program was converted into an insured program within the Company’s underwriting subsidiary.

MEADOWBROOK INSURANCE GROUP, INC.

Description of Programs, Products, and Services

We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis. Within our insurance operations, we categorize our products into the following four categories:

Admitted Programs: The admitted programs that we write as part of our specialty insurance operations are characterized by risks that are homogeneous or similar within programs but have a diverse geographic profile.  Generally, the average account premium is small and due to the specialized nature of the program and distribution style, our admitted programs have high premium retention levels.  This helps create stability in our business amid the cyclicality of the insurance industry.  Examples of admitted programs we write are coverages for picture framers, music equipment stores, booksellers and chemical distributors.  We seek to write programs that have a history of proven profitable performance.  The admitted programs that we write and retain are the result of long-term, stable relationships with agents that have a targeted and specialized distribution style.

Main Street Excess and Surplus Lines: The excess and surplus lines business we write is characterized by broad classes of “Main Street” commercial risks that are ineligible for coverage by the standard market.  Similar to our admitted programs, the average account premium size for the excess and surplus lines risks we write tend to be small.  Examples of markets we serve with our excess and surplus lines business are offering are restaurants, bars and taverns, apartments, hotels and motels, mercantile and contractors’ liability.  The excess and surplus lines regulatory environment allows rate and form freedom, which gives us the flexibility to design tailored coverage forms that are often more restrictive than those available in the admitted market.  The high degree of flexibility contributes to heightened competition during soft markets and creates the potential for rapid expansion during hard markets.

Non-Admitted Programs: The non-admitted programs we write have characteristics that are similar to our admitted programs; however, the commercial risks we provide coverage for are ineligible for coverage by the standard or admitted market.  With this focus on non-admitted program underwriting, we are able to provide coverage for start-up organizations and relatively low volume programs that other markets are unable or unwilling to serve.  Two examples of non-admitted programs we offer are coverages for pet-sitters and oil and gas contractors.

Specialty Markets: We also offer coverage for specialty markets, where specific and unique underwriting expertise is required.  We develop solutions for specific market segments that may leverage either our admitted market or non-admitted market product capabilities, or both, depending on the market need.  The specific and unique underwriting expertise that is required to write business profitably in the segments we serve creates barriers to entry for new competitors.  Examples of specialty markets we serve are the excess workers’ compensation, transportation, agriculture and marine.

In addition to the programs and products outlined above, we provide the following services to our fee-for-service and agency clients:

Program and Product Design. Before implementing a new program on behalf of a client, we generally review: (1) financial projections for the contemplated program, (2) historical loss and actuarial experience, (3) actuarial studies of the underlying risks, (4) the credit worthiness of the potential agent or client, and (5) the availability of reinsurance. Our senior management team and associates representing each of the risk-management disciplines work together to design, market, and implement new programs. Our due diligence process is structured to provide an underwriting risk assessment of the program and how the program fits within our client’s entity wide business plan and risk profile.

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

MEADOWBROOK INSURANCE GROUP, INC.

Loss Prevention and Control.  We provide loss control services, which are designed to help clients prevent or limit the impact of certain loss events. Through an evaluation of the client’s workplace environment, our loss control specialists assist the client in planning and implementing a loss prevention program and, in certain cases, provide educational and training programs. With our managed programs, we provide these same services for a fee based upon the profile of the specific program.

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

Agency.  We earn commission revenue through the operation of our retail property and casualty insurance agencies, located in Michigan, California and Florida. These agencies produce commercial, personal lines, life and accident and health insurance with more than fifty unaffiliated insurance carriers.

Distribution

We market our specialty property and casualty insurance products on both an admitted and non-admitted basis through a broad and diverse network of independent retail agents, wholesalers, program administrators and general agents (referred to as, “agents” or “producers”). On a limited basis, some of our producers provide certain policy issuance functions on our behalf.

Our largest producer in 2010 was Midwest General Agency, which accounted for 14.4% of our gross written premium. We have a 28.5% equity interest in Midwest General Agency’s parent, MFH. No other producer was responsible for more than 10% of our gross written premium.

We seek to incentivize our distribution network in a manner that aligns their financial interests with our continued profitability. Our experience has been that the number of claims and the cost of losses tend to be lower in risk-sharing programs than with traditional forms of insurance. We believe that risk-sharing motivates participants to focus on underwriting selection, loss prevention, risk control measures and adherence to stricter underwriting guidelines. Risk sharing structures are designed based on the particular risk management goals of our clients, market conditions and our assessment of the opportunity for operating profit. We categorize risk sharing into two categories: profit sharing and quota sharing.

Profit-Sharing: The most common way we incentivize our distribution network is through profit-sharing commissions. In these scenarios, we provide our agent the opportunity to accept an upfront provisional commission rate that is then adjusted either upward or downward, based on the actual underwriting results as compared to predetermined metrics. As a result, the agent is incentivized to produce profitable business.

Quota Sharing:  A second way we incentivize our producers is through quota sharing reinsurance structures. In these scenarios, producers of the business determine which risks to submit to us for underwriting. For risks submitted, Meadowbrook underwrites individual primary insurance policies for members of a group or association, or a specific industry. We share in the operating results with the producer through a quota share reinsurance agreement with an insurance company (owned by the producer) or a captive or rent-a-captive.

Technology

We seek to leverage our business technology platform in order to achieve a high level of customer service and enhance operating efficiencies. We provide a select set of internet-based business processing systems to our producers to automate their capability to rate, quote, bind and service insurance policies in a timely and efficient manner. Advantage is a processing system for quoting and binding workers’ compensation insurance policies. CenturyOnLine (“COL”) is a processing system for quoting, binding, and issuing policies for general liability, property and garage insurance policies underwritten by our excess and surplus lines company, Century. Further, we provide additional systems on a network-accessible basis for processing select package and commercial auto programs. In addition to reducing our internal administrative processing costs, these systems enhance underwriting practices by automating risk selection criteria.

MEADOWBROOK INSURANCE GROUP, INC.

Competition and Pricing

As a provider of specialty niche programs, products and risk management services, we are part of a highly competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of intense competition and excess underwriting capacity. We compete with other providers of specialty insurance programs, products, and risk management services, as well as, with traditional providers of commercial insurance. Some of our competitors may have greater financial resources than we do.

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

Geographic Diversity and Mix of Business

Our revenues are diversified geographically, by class and line of business, type of insured and distribution. Our corporate strategy emphasizes a regional focus and diverse source of revenues between underwriting premiums, fee-for-service revenue and commissions. We believe our approach balances an effective local touch with efficient national coordination. Additionally, this allows us to leverage fixed costs over a larger revenue base and opportunistically take advantage of new opportunities. Within the workers’ compensation line of business, we have a regional focus in California and New England.  Within the commercial auto and commercial multiple peril line of business, we have a regional focus in the Southeast and California. Within the general liability line of business we have a focus in Texas.  Our fee-for-service business is managed on a regional basis with an emphasis in the Midwest, New England, and southeastern regions of the United States.

The following table summarizes our gross written premium distribution by state for the years ended December 31, 2010, 2009, and 2008 (in thousands). We include only states that were top ten gross written premium production states in 2010:

Gross Written Premium		2010	%	2009	%	2008	%
California		285,771	35.6%	209,293	30.4%	84,828	18.5%
Florida		80,876	10.1%	74,639	10.8%	52,073	11.4%
Texas		51,621	6.4%	51,506	7.5%	35,793	7.8%
New Jersey		38,198	4.8%	41,095	6.0%	40,002	8.7%
New York		25,366	3.2%	21,704	3.2%	14,268	3.1%
Missouri		23,882	3.0%	23,711	3.4%	24,135	5.3%
Michigan		23,074	2.9%	17,445	2.5%	12,501	2.7%
Illinois		18,772	2.3%	15,432	2.2%	9,991	2.2%
Louisiana		16,878	2.1%	15,937	2.3%	8,524	1.9%
Pennsylvania		15,143	1.9%	14,771	2.1%	12,431	2.7%
All Other States		222,319	27.7%	203,154	29.6%	163,137	35.7%
	Total	801,900	100.0%	688,687	100.0%	457,683	100.0%

As previously indicated, the merger with ProCentury was completed following the close of business on July 31, 2008. Therefore, the table above includes only five months of premium for ProCentury for the year ended December 31, 2008 and twelve months for the years ended December 31, 2010 and 2009.

MEADOWBROOK INSURANCE GROUP, INC.

The most significant shift in geographic mix over the past five years was our decision to enter the California workers’ compensation market in 2009. Prior to making this decision, we had been studying this market for several years and concluded that profitable growth could be achieved in select niche areas. The increase in our 2009 premium was largely related to our new relationship with a general agent who specializes in non-contractor workers’ compensation, as well as new programs which include a general agent that primarily focuses on the food service industry.  It is important to note the business we added had has a history of proven, profitable performance. Moreover, since launching these new initiatives, we have been able to achieve additional rate increases of 19%.

As part of our growth strategy, we manage our business to reduce geographic concentration of risk that could increase our exposure to losses from natural or intentionally caused catastrophic events. We also monitor the regulatory environment within our concentrated regions. We believe we have been able to strategically increase our California exposure, while maintaining a geographically diverse premium base.

The following table summarizes gross written premiums, net earned premiums, and net written premiums by line of business for the years ended December 31, 2010, 2009, and 2008 (in thousands):

Gross Written Premium	2010	%	2009	%	2008	%
Workers’ Compensation	$320,348	39.95%	$233,269	33.87%	$137,503	30.04%
Commercial Multi-Peril Liability	47,493	5.92%	43,428	6.31%	29,114	6.36%
Commercial Multi-Peril Property	62,769	7.83%	54,901	7.97%	37,519	8.20%
Other Liability	164,111	20.46%	169,968	24.68%	116,988	25.56%
Commercial Auto Liability	101,096	12.61%	92,632	13.45%	73,952	16.16%
All Other Lines	106,083	13.23%	94,489	13.72%	62,607	13.68%

Total	$801,900	100.00%	$688,687	100.00%	$457,683	100.00%

Net Earned Premium	2010	%	2009	%	2008	%
Workers’ Compensation	$275,585	41.76%	$163,834	30.36%	$109,312	29.57%
Commercial Multi-Peril Liability	41,697	6.32%	37,133	6.88%	46,326	12.53%
Commercial Multi-Peril Property	48,956	7.42%	45,660	8.46%	31,847	8.61%
Other Liability	122,714	18.60%	140,486	26.04%	74,470	20.14%
Commercial Auto Liability	89,215	13.52%	79,802	14.79%	62,306	16.85%
All Other Lines	81,673	12.38%	72,687	13.47%	45,460	12.30%

Total	$659,840	100.00%	$539,602	100.00%	$369,721	100.00%

Net Written Premium	2010	%	2009	%	2008	%
Workers’ Compensation	$291,670	42.05%	$206,246	35.56%	$120,507	32.12%
Commercial Multi-Peril Liability	45,620	6.58%	38,825	6.69%	24,690	6.58%
Commercial Multi-Peril Property	54,667	7.88%	45,462	7.84%	30,270	8.07%
Other Liability	125,189	18.05%	131,921	22.75%	87,760	23.39%
Commercial Auto Liability	91,860	13.24%	82,499	14.22%	64,678	17.24%
All Other Lines	84,593	12.20%	75,065	12.94%	47,289	12.60%

Total	$693,599	100.00%	$580,018	100.00%	$375,194	100.00%

In 2010, we had an increase in our premium writings specific to our workers’ compensation line of business, which was primarily related to our new relationship with a general agent who specializes in non-contractor workers’ compensation in California, the Midwest, and other western states, as well as new programs that included a general agent who primarily focuses on the food service industry and a general agent who focuses on heterogeneous workers’ compensation in the Southeast region of the United States. All of the relationships referred to above were related to efforts generated in the second half of 2009. For 2010, our workers’ compensation rates were up approximately 4.4%, which was primarily because of rate increases of 19.0% in California. Our workers’ compensation book of business is comprised primarily of accounts that generate average premium size of less than $10,000 in low hazard classes of business. The characteristics of this business further facilitates growth as retention rates tend to be high.

MEADOWBROOK INSURANCE GROUP, INC.

The merger with ProCentury contributed to the overall diversification of our business mix.  The majority of our other liability line of business is primarily related to shorter tail lines of business, such as habitational risks (i.e., hotels, motels and apartments, mercantile operations, etc.).  The majority of our primary liability insurance policies have limits of coverage between $500,000 and $1.0 million.

The increase in premium volume in lines other than workers’ compensation has been driven by new programs we have implemented with both existing and new program agents, all of which have a history of profitability and for which we believe we are receiving adequate pricing to produce our targeted return on equity. Rates in the other lines of business increased by 2.0% and our excess and surplus lines rates were stable.

Overall, we believe we have achieved controlled, profitable growth.

Reserves

The following table shows the development of reserves for unpaid losses and loss adjustment expenses (“LAE”) from 2001 through 2010 for our Insurance Company Subsidiaries, and the deconsolidation impact of American Indemnity Insurance Company, Ltd (“American Indemnity”). American Indemnity is a wholly-owned subsidiary that is not consolidated pursuant to ASC 810 – Consolidations. Prior to 2004, we consolidated American Indemnity.

Development on the ProCentury acquired reserves is not included for the years prior to 2008, because our merger was not effective until August 1, 2008.  The lower portion of the table reflects the impact of reinsurance for the years 2001 through 2010, reconciling the net reserves shown in the upper portion of the table to gross reserves.

Additional information relating to our reserves is included within the Losses and Loss Adjustment Expenses and Reinsurance Recoverables section of Note 1 ~ Summary of Significant Accounting Policies and Note 5 ~ Liability for Losses and Loss Adjustment Expenses of the Notes to the Consolidated Financial Statements, as well as to the Critical Accounting Policies section and the Reserves section of Item 7, Management’s Discussion and Analysis.

MEADOWBROOK INSURANCE GROUP, INC.

Analysis of Loss and Loss Adjustment Expense Development (1)

	Years Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(in thousands)
Reserves for losses and LAE at end of period	$198,653	$193,116	$192,019	$226,996	$271,423	$302,655	$341,541	$625,331	$682,376	$784,202

Deconsolidation of subsidiary	(5,572)	(2,973)	(2,989)

Adjusted reserves for losses and LAE at end of period	$193,081	$190,143	$189,030	$226,996	$271,423	$302,655	$341,541	$625,331	$682,376	$784,202
Cumulative paid as of
1 year later	77,038	78,023	71,427	79,056	83,271	81,779	95,393	173,525	187,818
2 years later	130,816	122,180	118,729	124,685	133,809	140,308	155,745	279,221
3 years later	157,663	151,720	145,279	153,780	170,226	207,227	197,558
4 years later	176,172	167,288	159,220	171,946	210,110	204,802
5 years later	186,847	174,778	169,980	195,328	210,993
6 years later	191,936	180,489	184,663	195,691
7 years later	196,486	190,133	183,961
8 years later	204,386	187,692
9 years later	202,411
Reserves re-estimated as of end of year:
1 year later	199,171	193,532	193,559	231,880	268,704	295,563	330,416	596,661	651,373
2 years later	205,017	196,448	203,394	227,462	263,069	286,647	327,862	566,878
3 years later	207,379	202,126	205,650	226,437	261,319	283,583	331,034
4 years later	211,394	203,738	202,748	226,492	260,373	293,897
5 years later	213,802	202,028	202,716	229,746	268,007
6 years later	212,274	201,786	203,727	233,560
7 years later	212,292	201,355	207,401
8 years later	211,550	203,867
9 years later	214,456
Net cumulative redundancy (deficiency):
Dollars	($21,375)	($13,724)	($18,371)	($6,564)	$3,416	$8,758	$10,507	$58,453	$31,003
Percentage	-11.1%	-7.2%	-9.7%	-2.9%	1.3%	2.9%	3.1%	9.3%	4.5%
Net reserves	193,081	190,143	189,030	226,996	271,423	302,655	341,541	625,331	682,376	784,202
Ceded reserves	195,943	181,817	147,446	151,161	187,254	198,422	198,461	260,366	266,801	280,854
Gross reserves	389,024	371,960	336,476	378,157	458,677	501,077	540,002	885,697	949,177	1,065,056
Net re-estimated	214,456	203,867	207,401	233,560	268,007	293,897	331,034	566,878	651,373
Ceded re-estimated	286,459	256,147	244,899	208,510	209,031	204,500	200,544	247,583	256,528
Gross re-estimated	500,915	460,013	452,300	442,069	477,038	498,397	531,578	814,461	907,901
Gross cumulative redundancy (deficiency)	($111,891)	($88,053)	($115,824)	($63,913)	($18,361)	$2,680	$8,424	$71,236	$41,276

(1) In accordance with ASC 810 - Consolidations, we performed an evaluation of our business relationship and determined that our wholly owned subsidiary, American Indemnity, did not meet the tests for consolidation, as neither us, nor our subsidiary Star, are the primary beneficiaries of American Indemnity.  Therefore, effective January 1, 2004, we deconsolidated American Indemnity on a prospective basis in accordance with the provisions of ASC 810.  Accordingly, we have adjusted the reserves and development within the above table.  The adoption of ASC 810 and the deconsolidation of American Indemnity did not have a material impact on our consolidated balance sheet or consolidated statement of income.

MEADOWBROOK INSURANCE GROUP, INC.

The following table sets forth the difference between GAAP reserves for loss and loss adjustment expenses and statutory reserves for loss and loss adjustment expenses at December 31, (in thousands):

	2010	2009
GAAP reserves for loss and LAE	$1,065,056	$949,177
Reinsurance recoverables for unpaid losses	(280,854)	(266,801)
Statutory reserves for loss and LAE	$784,202	$682,376

For the year ended December 31, 2010, the Company reported a decrease of $41.3 million in gross ultimate loss estimates for accident years 2009 and prior, or 4.4% of $949.2 million of gross loss and LAE reserves at January 1, 2010.  The Company reported a $31.0 million decrease in net ultimate loss and LAE estimates for accident years 2009 and prior, or 4.5% of $682.4 million of net loss & LAE reserves at January 1, 2010.

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

Reinsurance

Information relating to our reinsurance structure and treaty information is included within Note 6 ~ Reinsurance of the Notes to the Consolidated Financial Statements.

Investments

Information relating to our investment portfolio is included within Note 3 ~ Investments of the Notes to the Consolidated Financial Statements and the Investments section of Item 7, Management’s Discussion and Analysis, as well as Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Regulation

Insurance Company Regulation

Our Insurance Company Subsidiaries are subject to regulation in the states where they conduct business. State insurance regulations generally are designed to protect the interests of policyholders, state insurance consumers or claimants rather than shareholders or other investors. The nature and extent of such state regulation varies by jurisdiction, but generally involves:

●	prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company;
●	regulation of certain transactions entered into by an insurance company with any of its affiliates;
●	approval of premium rates, forms and policies used for many lines of insurance;
●	standards of solvency and minimum amounts of capital and surplus that must be maintained;
●	establishment of reserves required to be maintained for unearned premium, loss and loss adjustment expense, or for other purposes;
●	limitations on types and amounts of investments;
●	underwriting and claims settlement practices;
●	restrictions on the size of risks that may be insured by a single company;
●	licensing of insurers and agents;
●	deposits of securities for the benefit of policyholders; and
●	the filing of periodic reports with respect to financial condition and other matters.

In addition, state regulatory examiners perform periodic examinations of insurance companies. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action.

MEADOWBROOK INSURANCE GROUP, INC.

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

Membership in Insolvency Funds and Associations and Mandatory Pools

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers.  Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers.  Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state.  For 2010, 2009, and 2008, assessments from insolvency funds were $5.1 million, $491,000, and $196,000, respectively.  Most of these payments are recoverable through future policy surcharges and premium tax reductions.  Except for New Jersey, business written on a surplus lines basis is not subject to state guaranty fund assessments.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market.  Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage.  These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis.  To the extent that reinsurance treaties do not cover these assessments, they may adversely affect us.  For 2010, 2009, and 2008, total assessments paid to all such facilities were $3.5 million, $2.7 million, and $2.4 million, respectively.

Restrictions on Dividends and Risk-Based Capital

For information on Restrictions on Dividends and Risk-based Capital that affect us please refer to Note 10 ~ Regulatory Matters and Rating Issues of the Notes to the Consolidated Financial Statements and the Regulatory and Rating Issues section within Item 7, Management’s Discussion and Analysis.

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

MEADOWBROOK INSURANCE GROUP, INC.

Effect of Federal Legislation

The Terrorism Risk Insurance Act of 2002 (“TRIA”) established a program under which the United States federal government will provide governmental support for businesses that suffer damages from certain acts of international terrorism. In 2007, TRIA was extended through December 31, 2014.  The terms of the legislation enacted now also include domestic terrorist acts.  TRIA serves as an additional high layer of reinsurance against losses that may arise from a terrorist incident. The impact upon us resulting from TRIA is minimal as we generally do not underwrite risks that are considered targets for terrorism, avoid concentration of exposures in both property and workers’ compensation and have terrorism coverage included in our reinsurance treaties to cover the most likely exposure.

Employees

At March 10, 2011, we employed approximately 967 associates to service our clients and provide management services to our Insurance Company Subsidiaries as described below. We believe we have good relationships with our associates.

Available Information

Our Internet address is www.meadowbrook.com.  There we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Statements of Beneficial Ownership (Forms 3, 4, and 5), and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC.  You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549.  You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site that contains reports, proxy statements, and other information that we file at www.sec.gov.  Our SEC reports can also be accessed through the investor relations section of our website.  The information found on our website is not part of this or any other report we file with, or furnished to the SEC.  The Charters of the Nominating and Governance Committee, the Compensation Committee, the Audit Committee, Risk Management and Finance Committee, and Investment Committee, as well as the Board of Directors Governance Guidelines are also available on our website, or available in print to any shareholder who requests this information.  In addition, our Compliance Code of Conduct and Business Ethics Policy are available on our website, or in print to any shareholder who requests this information.

ITEM 1A. RISK FACTORS

We face competitive pressures in our business that could cause our revenues to decline and adversely affect our profitability.

      We compete with a large number of other companies in our selected lines of business. Many of our competitors have greater financial and marketing resources. A number of new, proposed or potential legislative or industry developments could further increase competition in our industry including:

●	the formation of new insurers and an influx of new capital in the marketplace as existing companies attempt to expand their business as a result of better pricing and/or terms;
●	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas, other alternative market types of coverage; or other non-property insurance; and
●	changing practices created by the Internet, which has increased competition within the insurance business.

New competition from these developments could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity. In that event, the current market softens further, and it may negatively influence our ability to maintain or increase rates. Consequently, our profitability could be adversely impacted by increased competition.

MEADOWBROOK INSURANCE GROUP, INC.

The property and casualty insurance industry is cyclical in nature, which may affect our overall financial performance.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition, excess capacity and lower levels of profitability (known as a soft market) followed by periods of high premium rates, shortages of underwriting capacity, and higher levels of profitability (known as a hard market). Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Specific factors that can drive the industry’s profitability include:

●	rising levels of actual costs that are not known by companies at the time they price their products;
●	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;
●	changes in loss reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurer’s liability develop;
●	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses; and
●	increases in medical costs beyond historic or expected annual inflationary levels.

Because the cyclicality of our industry is due in large part to the actions of competitors and general economic conditions, we cannot predict with certainty the timing or duration of changes in the market cycle.

Actual loss and loss adjustment expenses may exceed our reserve estimates, which would negatively impact our profitability and financial position.

In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss.  To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. Loss reserves are an estimate of what we anticipate the ultimate costs to be and therefore do not represent an exact calculation of liabilities. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:

●	Loss emergence patterns;
●	Emerging economic and social trends;
●	Inflation; and
●	Changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future results. It also assumes that adequate historical or other data exists upon which to make these judgments. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves and actual results are likely to differ from original estimates. If the actual amount of insured losses is greater than our reserve estimates, our profitability and financial position could suffer.

In addition, an increase in reserves may also require us to write off a portion of our deferred acquisition costs asset, which would also negatively impact our operating results and financial position.

Severe weather conditions and other catastrophes are inherently unpredictable and could cause us to suffer material financial losses.

The majority of our property business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events, such as hurricanes, winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events, such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable.  Generally these losses result in an increase in the number of claims incurred as well as the amount of compensation sought by claimants.  We did not have any significant catastrophic-related losses in 2010 or 2009.  Currently, we purchase catastrophe reinsurance to cover for a potential catastrophe.   However, it is possible that a catastrophic event or multiple catastrophic events could cause our loss and loss adjustment expense reserves to increase and our liquidity and financial condition to decline.  Refer to Note 6 ~ Reinsurance for a detailed description of our reinsurance treaties and structure.

MEADOWBROOK INSURANCE GROUP, INC.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our results of operations and financial condition.

Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, have been negotiated to limit our risks. It is possible that a court or regulatory authority could nullify or void an exclusion, or legislation could be enacted that modifies or voids the use of such endorsements and limitations in a way that could have a materially adverse impact on our financial condition and operating results. We also seek to limit our loss exposure by geographic diversification. One or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have an adverse effect on our results of operations or financial condition.  Likewise, for catastrophe events and for per-risk events we buy a limited amount of reinsurance coverage that we believe is adequate to reimburse us for our large losses with a very high degree of probability. Should an unlikely event occur that exceeds our reinsurance coverage, then the amounts in excess of our reinsurance coverage could adversely impact our financial condition or results of operations.

Litigation may have an adverse effect on our business

We are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary, or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy at issue, errors and omissions insurance or other appropriate insurance. In terms of deductibles associated with such insurance, we have established provisions against these items, which are believed to be adequate in light of current information and legal advice. With the assistance of outside counsel, we adjust such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, we do not expect the outcome of the claims, lawsuits and proceedings to which we are subject to, either individually, or in the aggregate, will have a material adverse effect on our financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

Our geographic concentration ties our performance to the business, economic, natural perils, man made perils, and regulatory conditions within our concentrated regions.

One of our predominate lines of business is workers’ compensation (41.8% of net earned premiums in 2010), which is concentrated in California. Accordingly, unfavorable business, economic or regulatory conditions in this state could negatively impact our business. California is also exposed to climate and environmental changes, natural perils such as earthquakes, water supplies, and the possibility of pandemics or terrorist acts.  Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification.  Refer to Note 6 ~ Reinsurance for further information regarding our reinsurance structure related to workers’ compensation business.

Our success depends on our ability to appropriately price the risks we underwrite.

Our financial results depend on our ability to underwrite and collect adequate premium rates for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss expenses, and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data, develop, test and apply appropriate rating formulas, monitor and react to changes in trends and project both severity and frequency of losses with reasonable accuracy. These activities are subject to a number of risks and uncertainties that are outside our control, including:

● availability of sufficient reliable data and our ability to properly analyze available data;
● uncertainties that inherently characterize estimates and assumptions;
● selection and application of appropriate rating and pricing techniques;
● changes in legal standards, claim settlement practices, medical care expenses and restoration costs;
● changes in mandated rates or benefits set by the state regulators; and
● legislative actions.

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

Our reinsurers may not pay on losses in a timely fashion, or at all, which may cause a substantial loss and increase our costs.

We purchase reinsurance by transferring part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk under pro-rata and excess-of-loss contracts. These reinsurance arrangements diversify our business and reduce our exposure to large losses or from hazards of an unusual nature. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, the ceding of insurance does not discharge us of our primary liability to our policyholder. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers. If our reinsurers fail to pay us or fail to pay on a timely basis, our financial results and financial condition could be adversely affected. In order to minimize our exposure to significant losses from reinsurer insolvencies, we evaluate the financial condition of our reinsurers and monitor the economic characteristics of the reinsurers on an ongoing basis and, if appropriate, we may require trust agreements to collateralize reinsurers’ financial obligation to us.

We may be adversely affected by interest rate changes.

Our investment portfolio is predominantly comprised of fixed income securities. These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair market value of fixed income securities. In addition, if interest rates decline, investment income earned from future investments in fixed income securities will be lower.

We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, as noted above, rising interest rates could result in a significant reduction of our book value.

Interest rates are highly sensitive to many factors beyond our control including general economic conditions, governmental monetary policy, and political conditions. As discussed above, fluctuations in interest rates may adversely impact our business. See “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” for further discussion on interest rate risk.

Our investment portfolio is subject to market and credit risks, which could affect our financial results and ability to conduct business.

Our investment portfolio is subject to overall market risk and credit risk of the individual issuers of securities. The value of investments in marketable securities is subject to impairment as a result of deterioration in the creditworthiness of the issuer. Although we try to manage this risk by diversifying our portfolio and emphasizing credit quality, our investments are subject to losses as a result of a general downturn in the economy.  A severe economic downturn could have a material adverse impact on our results from operations and our financial condition.

We could be forced to sell investments to meet our liquidity requirements.

We invest the premiums we receive from customers until they are needed to pay policyholder claims or until they are recognized as profits. Consequently, we seek to match the duration of our investment portfolio with the duration of our loss and loss adjustment expense reserves to ensure strong liquidity and avoid having to liquidate securities to fund claims. As an example, we ladder the maturities of our investment portfolio to ensure we have adequate liquidity to fund anticipated liabilities that are coming due. We believe that we are currently well positioned from a liquidity perspective. That said, risk factors such as inadequate loss and loss adjustment reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. This could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.

MEADOWBROOK INSURANCE GROUP, INC.

A decrease in our A.M. Best rating could negatively affect our business.

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

We are subject to extensive supervision and regulation in the states in which we operate. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is to maintain compliance with insurance regulations and to protect policyholders. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:

●	standards of solvency, including risk-based capital measurements;
●	restrictions on the nature, quality and concentration of investments;
●	restrictions on the types of terms that we can include in the insurance policies we offer;
●	required methods of accounting;
●	required reserves for unearned premiums, losses and other purposes;
●	permissible underwriting and claims settlement practices; and
●	assessments for the provision of funds necessary for the settlement of covered claims under certain insurance policies provided by impaired, insolvent or failed insurance companies.

The regulations of the state insurance departments may affect the cost or demand for our products and may impede us from obtaining rate increases or taking other actions we might wish to take to increase our profitability. Furthermore, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals, or do not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend us from conducting some or all of our activities or monetarily penalize us.

Although the United States federal government does not directly regulate the insurance business, changes in federal legislation, regulation, and/or administrative policies in several areas, including changes in financial services regulation and federal taxation, can significantly harm the insurance industry.

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

Provisions of the Michigan Business Corporation Act, our articles of incorporation and other corporate governing documents and the insurance laws may discourage takeover attempts.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

We are also subject to the laws of Michigan, Ohio, Texas, California, Washington D.C., and Missouri, which govern insurance holding companies. Under these laws, a person generally must obtain the applicable Insurance Department’s approval to acquire, directly or indirectly, five to ten percent or more of the outstanding voting securities of our Insurance Company Subsidiaries. An Insurance Department’s determination of whether to approve an acquisition would be based on a variety of factors, including an evaluation of the acquirer’s financial stability, the competence of its management, and whether competition in that state would be reduced. These laws may prevent, delay or defer a change of control of us or our Insurance Company Subsidiaries.

Our ability to meet ongoing cash requirements and pay dividends may be limited by our holding company structure and regulatory constraints.

We are a holding company that transacts the majority of our business through our Insurance Company Subsidiaries.  Our ability to meet our obligations on our outstanding debt, and to pay our expenses and shareholder dividends, may depend upon the dividend paying capacity of our Insurance Company Subsidiaries. Payments of dividends to us by our Insurance Company Subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to revised restrictions in the future. As a result, at times, we may not be able to receive dividends from our Insurance Company Subsidiaries and we may not receive dividends in amounts necessary to meet our debt obligations or to pay shareholder dividends on our capital stock.

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

MEADOWBROOK INSURANCE GROUP, INC.

We are exposed to goodwill impairment risk as part of our growth strategy.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We are required to perform a goodwill impairment analysis at least annually and whenever events or circumstances indicate that the carrying value of a reporting unit may not be recoverable from estimated future cash flows. If it is determined that the goodwill has been impaired, we would be required to write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such impairments could have a material adverse effect on our results of operations and our financial position.

Acquisitions and integration of acquired businesses may result in operating difficulties, which may prevent us from achieving the expected benefits.

At times, we may investigate and pursue acquisition opportunities if we believe such opportunities are consistent with our long-term objectives and that the expected benefits exceed the risks.  Achieving such benefits is subject to a number of uncertainties, including whether the combined businesses are integrated in an efficient and effective manner, as well as general competitive factors in the marketplace.  We believe we have a robust due diligence process; however, integrating an acquired company or business can be a complex and costly endeavor.  Sometimes we can be confronted with unexpected issues that may present significant risks, which could materially impact our business, financial condition, results of operations, and cash flows.

Our reliance upon producers subjects us to their credit risk.

With respect to agency-billed premiums and premiums generated by brokers, producers collect premiums from the policyholders and forward them to us. In certain jurisdictions, when the insured pays premium for these policies to producers for payment, the premium might be considered to have been paid under applicable insurance laws and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premium from the producer. Consequently, we assume a degree of credit risk associated with producers. Although producers’ failures to remit premiums to us have not caused a material adverse impact on us to date, there may be instances where producers collect premium but do not remit it to us and we may be required under applicable law to provide the coverage set forth in the policy despite the actual lack of collection of the premium by us. Because the possibility of these events is dependent in large part upon the financial condition, cash flows, and internal operations of our producers, we may not be able to quantify any potential exposure presented by the risk. If we are unable to collect premium from our producers in the future, our financial condition and results of operations could be materially and adversely affected.

One of our core selected producers accounts for a large portion of our premium volume, loss of business provided by this entity could adversely affect us.

Our largest producer in 2010 was Midwest General Agency, which accounted for 14.4% of our gross written premium. No other producer was responsible for more than 10% of our gross written premium. A significant decrease in business from this producer could have an adverse impact on our operating results.

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

MEADOWBROOK INSURANCE GROUP, INC.

We rely on our information technology and telecommunications systems to conduct our business.

Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, to underwrite and process our business; make claim payments; provide customer service; provide policy administration services, such as endorsements, cancellations and premium collections; comply with insurance regulatory requirements; and perform actuarial and other analytical functions necessary for pricing and product development. Our operations are dependent upon our ability to timely and efficiently process our business and protect our information and telecommunications systems from physical loss, telecommunications failure or other similar catastrophic events, as well as from security breaches. While we have implemented business contingency plans and other reasonable and appropriate internal controls to protect our systems from interruption, loss or security breaches, a sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Likewise, a security breach of our computer systems could also interrupt or damage our operations or harm our reputation in the event confidential customer information is disclosed to third–parties. We could also be subject to fines and penalties from a security breach. The cost to remedy a severe security breach could also be substantial.  These circumstances could have a material adverse effect upon our financial condition, results of operations, cash flows, and reputation.

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

The unaffiliated third party had until July 2007 to pay the principal balance, however we negotiated an extension through May 1, 2009.  Subsequent to the expiration of the extension, it was determined the unaffiliated third party did not intend to pay the remaining principal balance.  Therefore, in 2010 we foreclosed on the property, and retained all previous payments made by the third-party. Also, we now have legal title to the property.

With the ProCentury merger, we assumed the lease of their corporate headquarters, an approximately 44,000 square foot office building located in Westerville, Ohio.  The lease agreement for this building has an initial term of ten years that expires in 2013.

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

ITEM 4. RESERVED

MEADOWBROOK INSURANCE GROUP, INC.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholder Information
Corporate Headquarters	Transfer Agent & Registrar	Annual Meeting
26255 American Drive	BNY Mellon Shareowner Services	The Annual Meeting of
Southfield, MI 48034-6112	P.O. Box 358015	Shareholders
Phone: (248) 358-1100	Pittsburgh, PA 15252-8015	will be held at:
2:00 p.m.
Independent Registered		May 19, 2011
Public Accounting Firm
Ernst & Young LLP One Kennedy Square, Suite 1000 777 Woodward Avenue	Stock Listing New York Stock Exchange	Corporate Headquarters 26255 American Drive
Detroit, MI 48226-5495	Symbol: MIG	Southfield, MI 48304-6112

Corporate Counsel
Howard & Howard PLLC 450 West Fourth Street
Royal Oak, MI 48067-2557

Shareholder Relations and Form 10-K

A copy of our 2010 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters, or contact:

Karen M. Spaun, Senior Vice President and Chief Financial Officer
(248) 204-8178 karen.spaun@meadowbrook.com

Shareholder Investment Plan

Our Shareholder Investment Plan (“Plan”) offers a simple and systematic way to purchase our common stock without paying brokerage fees or commissions.  With the Plan’s many flexible features, an account may be customized to reflect individual financial and investment objectives.  If you would like additional information including a prospectus and an application, please contact:

BNY Mellon Shareowner Services
1-800-442-8134

Or visit their website at www.bnymellon.com/shareowner/isd

MEADOWBROOK INSURANCE GROUP, INC.

Share Price and Dividend Information

Our common stock is traded on the New York Stock Exchange under the symbol “MIG.”  The following table sets forth the high and low sale prices of our common shares as reported by the NYSE and our quarterly dividends declared for each period shown:

December 31, 2010	High	Low	Dividends
First Quarter	$8.21	$6.01	$0.03
Second Quarter	9.20	7.51	0.03
Third Quarter	9.29	8.10	0.04
Fourth Quarter	10.46	8.45	0.04

December 31, 2009	High	Low	Dividends
First Quarter	$7.01	$5.08	$0.02
Second Quarter	7.64	5.70	0.02
Third Quarter	8.21	6.27	0.03
Fourth Quarter	7.75	6.53	0.03

For additional information regarding dividend restrictions, refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis.

When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations strategic plans, industry conditions, our overall financial condition and other relevant factors.  As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our subsidiaries.  In 2010 and 2009, the Insurance Company Subsidiaries paid dividends to our holding company of $42.0 million and $39.5 million, respectively.

Shareholders of Record

As of March 10, 2011, there were approximately 256 shareholders of record of our common stock.  For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.

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

The following table presents information with respect to repurchases of our common stock made during the quarterly period ended December 31, 2010:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may still be Repurchased Under the Plans or Programs
October 1 - October 31, 2010	—	$—	—	2,519,000
November 1 - November 30, 2010	—	$—	—	2,519,000
December 1 - December 31, 2010	—	$—		2,519,000
Total	—	$—	—

MEADOWBROOK INSURANCE GROUP, INC.

Performance Graph

The following graph sets forth, for the five year period ended December 31, 2010, the cumulative total stockholder return for the Company’s common stock, the Russell 2000 Index, and a Peer Group index.  The graph assumes the investment of $100 on December 31, 2005 in Common Stock of the Company, the Russell 2000 Index, and a Peer Group index.  The stock price performance represented on the following graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be deemed to be incorporated by reference into any future filing of the Company under the Securities  Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference into such filing.

Meadowbrook Insurance Group, Inc.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Meadowbrook Insurance Group, Inc.	100.00	169.35	161.13	111.71	130.16	183.01
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SNL Insurance $1B-$2.5B	100.00	125.53	121.72	100.22	109.45	140.93

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

MEADOWBROOK INSURANCE GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	2010	2009 (1)	2008 (1)	2007 (1)	2006 (1)
	(In thousands, except per share and ratio data)
Income Statement Data:
Gross written premiums	$801,900	$688,687	$457,683	$346,451	$330,872
Net written premiums	693,599	580,018	375,194	280,211	262,668
Net earned premiums	659,840	539,602	369,721	268,197	254,920
Net commissions and fees	34,239	37,881	42,904	45,988	41,172
Net investment income	54,173	50,366	36,624	26,400	22,075
Net realized (losses) gains	1,817	(225)	(11,422)	150	69
Total revenue	750,069	627,624	437,827	340,735	318,236
Net losses and LAE	399,650	327,426	229,181	164,027	158,846
Policy acquisition and other underwriting expenses	227,031	175,134	117,006	93,490	89,914
General selling & administrative expenses	22,494	29,601	29,282	31,370	27,325
General corporate expense	5,668	5,977	4,572	4,501	4,080
Amortization expense	4,966	5,781	6,310	1,930	590
Interest expense	9,458	10,596	7,681	6,030	5,976
Income before income taxes and equity earnings	80,802	73,109	43,795	39,387	31,505
Equity earnings of affiliates, net of tax	2,263	874	—	—	—
Equity earnings of unconsolidated subsidiaries, net of tax	473	(12)	269	331	128
Net income	59,721	52,650	27,397	27,992	22,034
Earnings per share - Diluted	$1.10	$0.92	$0.61	$0.85	$0.75
Dividends paid per common share	$0.13	$0.09	$0.08	$—	$—

Balance Sheet Data:
Total investments and cash and cash equivalents	$1,345,257	$1,203,215	$1,085,648	$651,601	$527,600
Total assets	2,177,641	1,989,816	1,813,916	1,113,966	969,000
Loss and LAE reserves	1,065,056	949,177	885,697	540,002	501,077
Debt	37,750	49,875	60,250	—	7,000
Debentures	80,930	80,930	80,930	55,930	55,930
Shareholders’ equity	547,101	502,881	438,170	301,894	201,693
Book value per share	$10.28	$9.06	$7.64	$8.16	$6.93

Other Data:
GAAP ratios (insurance companies only):
Net loss and LAE ratio	60.6%	60.7%	62.0%	61.2%	62.3%
Expense ratio	34.4%	32.5%	31.6%	34.9%	35.3%
Combined ratio	95.0%	93.2%	93.6%	96.1%	97.6%
Accident year combined ratio (2)	99.7%	98.5%	98.1%	98.7%	98.7%

Total (favorable) adverse development on prior years	$(31,003)	$(28,670)	$(16,772)	$(7,091)	$(2,719)

(1) During the first quarter of 2010, the Company made certain reclassifications to the expense classifications on the Consolidated Statement of Income.  These reclassifications were made to enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income. As a result, the Consolidated Statement of Income for the years ended December 31, 2009, 2008, 2007, and 2006 have been reclassified to conform to this revised presentation. These reclassifications do not change total expenses or consolidated net income as originally reported.

(2) The accident year combined ratio is the sum of the expense ratio and accident year loss ratio.  The accident year loss ratio measures loss and LAE occurring in a particular year, regardless of when they are reported and does not take into consideration changes in estimates in loss reserves from prior accident years.

The merger with ProCentury was completed following the close of business on July, 31, 2008.  Therefore, the above table includes only five months of financial results for ProCentury for the year ended December 31, 2008 and twelve months of financial results for the years ended December 31, 2009 and 2010.

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

Business Overview

We are a publicly traded specialty niche focused commercial insurance underwriter and insurance administration services company.  We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis through a broad and diverse network of independent retail agents, wholesalers, program administrators and general agents, who value service, specialized knowledge, and focused expertise.  Program business refers to an aggregation of individually underwritten risks that have some unique characteristic and are distributed through a select group of agents. We seek to combine profitable underwriting, income from our net commissions and fees, investment returns and efficient capital management to deliver consistent long-term growth in shareholder value.

Through our retail property and casualty agencies, we also generate commission revenue, which represents 1.5% of our total consolidated revenues. Our agencies are located in Michigan, California, and Florida and produce commercial, personal lines, life and accident and health insurance that is placed with more than fifty unaffiliated insurance carriers. These agencies produce a minimal amount of business for our affiliated Insurance Company Subsidiaries.

We recognize revenue related to the services and coverages within the following categories: net earned premiums, management fees, claims fees, loss control fees, reinsurance placement, investment income, commission revenue, and net realized gains (losses).

We compete in the specialty insurance market. Our wide range of specialty niche insurance expertise allows us to accommodate a diverse distribution network ranging from specialized program agents to retail agents. In the specialty market, competition tends to place considerable focus on availability, service and other tailored coverages in addition to price. Moreover, our broad geographical footprint enables us to function with a local presence on both a regional and national basis. We also have the capacity to write specialty insurance in both the admitted and non-admitted markets. These unique aspects of our business model enable us to compete on factors other than price.

Critical Accounting Policies

General

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors.  There can be no assurance, however, the actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  We believe the following policies, along with those disclosed in Note 1 ~ Summary of Significant Accounting Policies, are the most sensitive to estimates and judgments.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

We establish a liability for losses and LAE, which represents case based estimates of reported unpaid losses and LAE and actuarial estimates of incurred but not reported (“IBNR”) losses and LAE.  Such liabilities, by necessity, are based upon estimates and, while we believe the amount of our reserves is adequate, the ultimate liability may be greater or less than the estimate.  As of December 31, 2010 and 2009, we have accrued $1,065.1 million and $949.2 million of gross loss and LAE reserves, respectively.

Components of Losses and Loss Adjustment Expense

The following table sets forth our gross and net reserves for losses and LAE based upon an underlying source of data, at December 31, 2010 (in thousands):

	Case	IBNR	Total
Direct	$342,653	$618,847	$961,500
Assumed-Directly Managed (1)	33,285	37,937	71,222
Assumed-Residual Markets (2)	9,022	9,941	18,963
Assumed-Retroceded	825	303	1,128
Assumed-Other (3)	8,823	3,420	12,243
Gross	394,608	670,448	1,065,056
Less Ceded	79,926	200,928	280,854
Net	$314,682	$469,520	$784,202

(1) Directly managed represents business managed and processed by our underwriting, claims, and loss control departments, utilizing our internal systems and related controls.

(2) Residual markets represent mandatory pooled workers’ compensation business allocated to individual insurance company writers based on the insurer’s market share in a given state.

(3) We analyze Assumed-Other reserves with the same level of detail as Assumed-Directly Managed.

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

The completeness and accuracy of data received from cedants on assumed business that we do not manage directly is verified through monthly reconciliations to detailed statements, inception to date rollforwards of claim data, actuarial estimates of historical trends, field audits and a series of management oversight reports on a program basis.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The following table sets forth our net case and IBNR reserves for losses and LAE by line of business at December 31, 2010 (in thousands):

	Net Case	Net IBNR	Total

Workers’ Compensation	$143,623	$141,446	$285,069
Residual Markets	9,022	9,941	18,963
Commercial Multiple Peril/General Liability	89,735	241,115	330,850
Commercial Automobile	52,387	60,001	112,388
Other	19,915	17,017	36,932
Total	$314,682	$469,520	$784,202

Claim Reserving Process and Methodology

For the majority of claims, our claims personnel within our risk management subsidiary will establish a case reserve for the estimated amount of the ultimate payment for claims reported to one of our Insurance Company Subsidiaries.  The amount of the reserve is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses.  The estimate reflects the informed judgment of such personnel based on general insurance reserving practices, which focus on the ultimate probable cost of each reported claim, as well as the experience and knowledge of the claims person.  Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments, new information or periodic reviews of the claims.

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

The standard actuarial methods that we use to project ultimate losses for both long-tail and short-tail exposures include, but are not limited to, the following:

●	Paid Development Method
●	Incurred Development Method
●	Paid Bornhuetter-Ferguson Method
●	Reported Bornhuetter-Ferguson Method
●	Initial Expected Loss Method
●	Paid Roll-forward Method
●	Incurred Roll-forward Method

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

Claims for short-tail lines of business settle more quickly than long-tail lines of business, and in general, loss development factors for short-tail lines are smaller than long-tail lines.  For long-tail lines, we tend to rely on initial expected loss methods throughout the current accident year then move to development factor based methods for older accident years.    Development methods on short-tail lines are generally reliable in the third and fourth quarter of the initial accident year and recorded loss ratios reflect a blend of the development and forecast methods.  Short-tail lines represent 4% of our total reserves at December 31, 2010.

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

To analyze the development patterns, we compile, to the extent available, long-term and short-term historical data for our insurance subsidiaries, organized in a manner which provides an indication of the historical development patterns.  To the extent that the historical data may provide insufficient information about future patterns—whether due to environmental changes such as legislation or due to the small volume or short history of data for some segments of our business—benchmarks based on industry data, and forecasts made by industry rating bureaus regarding the effect of legislative benefit changes on such patterns, may be used to supplement, adjust, or replace patterns based on our insurance companies’ historical data.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.  In particular, the development factor based methods all have as a key assumption that the development of losses in the future will follow a pattern similar to those measured by past experience and as adjusted either explicitly or by actuarial judgment.  There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple and varied factors.  With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2010 and 2009.

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

One implicit assumption underlying development patterns is that the claims inflation trends will continue into the future similar to their past patterns. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, our actuarial department derives expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2010 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. General inflation trends have been fairly stable over the past several years but there have been fluctuations of one to two percent over the past ten years and therefore we used a one percent annual inflation variance factor. The effect differed by line of business but overall was a three and a half percent change in reserve adequacy or approximately $17.6 million effect on after tax net income.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

An explicit assumption used in the analysis is the set of initial expected loss ratios (“IELRs”) used in the current accident year reserve projections and in some of the prior accident year ultimate loss indications.  To estimate the sensitivity of the estimated ultimate loss to a change in IELRs, the actuarial department recasted the loss reserve indications using a set of IELRs all one percent higher than the final IELRs. The overall impact of a one percent change in IELRS would be a corresponding one percent change in reserve adequacy or a $4.8 million effect on after tax net income.  Often the loss ratios by line of business will vary from the IELR in different directions causing them to partially offset each other.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

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

Historic development as shown within the “Analysis of Loss and Loss Adjustment Expense Development” table has been nine percent or less in the last five years but was eleven percent in the year prior to the underwriting and reserving shift in 2002.  At that time, we concentrated our efforts on eliminating underwriting relationships where we had substantial liabilities above an aggregate exposure retained by risk sharing associations and captives.  For a large share of our business, we also accelerated the pace at which we brought the claim administration to our employees and away from outside third party administrators.  This change enabled us to more rapidly recognize trends and underlying loss patterns, and establish more accurate reserves in a timely manner.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Our range of loss and LAE reserves table shows that presently we estimate them as going from favorable development of 8.8% to unfavorable of 6.2%.  The range was evaluated based on the ultimate loss estimates from the actuarial methods described above.

Pre-tax Impact on Earnings from a Variance in Future Loss Payments and Case Reserves as of December 31, 2010
(in thousands)
Line of Business	Minimum Reserve Range		Maximum Reserve Range
Workers’ Compensation (including Residual Markets)	($21,460)	-7.1%	$15,797	5.2%
Commercial Multiple Peril / General Liability	(38,404)	-11.6%	25,502	7.7%
Commercial Automobile	(7,112)	-6.3%	5,607	5.0%
Other	(1,916)	-5.2%	1,778	4.8%
Total	($68,892)	-8.8%	$48,684	6.2%

The sensitivity around our workers’ compensation reserves primarily reflects the size and the maturity of the underlying book of business.  Our workers’ compensation reserves represent 39% of our total reserves at December 31, 2010.

The sensitivity around our commercial multiple peril / general liability reserves primarily reflects the longer duration of reserves relating to our liability excess program, which started in 2003, and construction defect exposure, which together represent approximately 36% of the $330.9 million reserves in this line of business as of December 31, 2010.  These lines of business are subject to greater uncertainty than the remainder of our book of business.

The sensitivity around our commercial automobile reserves primarily reflects the speed of reporting of the underlying losses, as well as the maturity of the case law surrounding automobile liability.

The sensitivity around the other lines of business primarily reflects the size of the underlying book of business.  Our other reserves represent 5% of total reserves at December 31, 2010.  A large portion of these reserves represent professional liability programs which tend to be claims-made and reinsured at lower limits, therefore reducing the volatility that is inherent in a smaller book of business.  Another large portion represents property claims, which have a shorter reporting and payout pattern than liability and workers’ compensation claims.

All of our reserves are sensitive to changes in the underlying claim payment and case reserving practices, as well as the other sources of variations mentioned above.

Reinsurance Recoverables

Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR losses and LAE.  Such recoverables, by necessity, are based upon estimates.  Reinsurance does not legally discharge us from our legal liability to our insureds, but it does make the assuming reinsurer liable to us to the extent of the reinsurance ceded.  Instead of being netted against the appropriate liabilities, ceded unearned premiums and reinsurance recoverables on paid and unpaid losses and LAE are reported separately as assets in our consolidated balance sheets.  Reinsurance recoverable balances are also subject to credit risk associated with the particular reinsurer.  In our selection of reinsurers, we continually evaluate their financial stability.  While we believe our reinsurance recoverables are collectible, the ultimate recoverable may be greater or less than the amount accrued.  At December 31, 2010 and 2009, reinsurance recoverables on paid and unpaid losses were $294.2 million and $274.5 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

In our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, or on the portion of risk either ceded to the captives, or retained by the clients.  The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs.  We collateralize balances due from our risk-sharing partners through funds withheld trusts or stand-by letters of credit issued by highly rated banks.  We have historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which may be in dispute.  At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility.  At December 31, 2010, we believe this allowance is adequate. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk-sharing partners.  No assurance can be given, however, regarding the future ability of our risk-sharing partners to meet their obligations.

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

Results of Operations

Executive Overview

Our results for the year ended December 31, 2010, include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines as well as a focus on current accident year price adequacy and the benefits derived from leveraging of fixed costs.  Our generally accepted accounting principles (“GAAP”) combined ratio was 95.0% for the year ended December 31, 2010, compared to 93.2% in 2009.   Net operating income increased $4.7 million, or 8.8%, from $53.5 million for the year ended December 31, 2009, to $58.2 million for the year ended December 31, 2010.

Gross written premium increased $113.2 million, or 16.4%, to $801.9 million in 2010, compared to $688.7 million in 2009.  Our growth strategy has been to develop specialty niche expertise in a range of select areas. Through this approach, we have developed a book of business that is broadly diversified by line of business, customer, and geography. Current year growth is largely from workers’ compensation initiatives that were implemented in the second half of 2009 primarily in the Midwest and Western United States, and the expansion of our transportation business in the Southeast.  The majority of the new business we wrote in 2009 had a historical and proven track record of producing an underwriting profit, and we have been able to achieve rate increases on top of what had previously been charged.

During 2010 we re-evaluated our operating segments.  As a result of this re-evaluation, we concluded that the previously reported Agency Operations segment should no longer be considered a separate segment as Agency Operations now represents less than 2% of our consolidated revenues and less than 1% of our consolidated pre-tax profits.  As such, we will only report one operating segment – Specialty Insurance Operations.

Results of Operations 2010 compared to 2009:

Net income for the year ended December 31, 2010, was $59.7 million, or $1.10 per dilutive share, compared to net income of $52.7 million, or $0.92 per dilutive share, for the comparable period of 2009.  Net operating income, a non-GAAP measure, increased $4.7 million, or 8.8%, to $58.2 million, compared to net operating income of $53.5 million in 2009; this equates to an increase in operating income per share of 15.1% to $1.07 per dilutive share, compared to $0.93 per dilutive share in 2009, on lower weighted average shares outstanding.  Total weighted average shares outstanding for the year ended December 31, 2010, were 54,289,131, compared to 57,413,391 for the comparable period in 2009.  This decrease reflects the impact of our Share Repurchase Plan  (the “Plan”) in which we repurchased 2.5 million shares during 2010.  We currently have approximately 2.5 million more shares within the Plan authorized for repurchase.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

	For the Years Ended December 31,
	2010	2009
	(In thousands, except share and per share data)
Operating income, net of tax	$58,216	$53,515
Net realized gains (losses), net of tax	1,505	(865)
Net income	$59,721	$52,650

Diluted earnings per common share:
Net operating income	$1.07	$0.93
Net income	$1.10	$0.92
Diluted weighted average common shares outstanding	54,289,131	57,413,391

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

Revenues - 2010 compared to 2009

Revenues for the year ended December 31, 2010, increased $122.5 million, or 19.5%, to $750.1 million, from $627.6 million for the comparable period in 2009.  This increase primarily reflects overall growth within our existing programs and new business that was implemented in 2009 and 2010.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The following table sets forth the components of revenues (in thousands):

	For the Years Ended December 31,
	2010	2009
Revenue:
Net earned premiums	$659,840	$539,602
Management administrative fees	16,240	19,697
Claims fees	6,806	7,427
Investment income	54,173	50,366
Commission revenue	11,193	10,757
Net realized gains (losses)	1,817	(225)
Total revenue	$750,069	$627,624

Net earned premiums increased $120.2 million, or 22.3%, to $659.8 million for the year ended December 31, 2010, from $539.6 million in the comparable period in 2009.  This increase was primarily the result of growth within our existing programs and the new business we began writing in 2009.

Management fees decreased $3.5 million, or 17.6%, to $16.2 million for the year ended December 31, 2010, from $19.7 million for the comparable period in 2009.  This decrease primarily reflects the impact of a program we previously managed that decided to perform its own policy administration services, the conversion of an existing program into an insured program within the Company’s underwriting subsidiary during 2010, as well as a decrease in fees for self-insured programs, caused by a decrease in premium volume from continued competition, economic conditions, and higher unemployment.

Claim fees decreased $0.6 million, or 8.4%, to $6.8 million for the year ended December 31, 2010, from $7.4 million for the comparable period in 2009.  This decrease is primarily due to the previously mentioned program above is now administering their claims in house and an anticipated decrease resulting from the termination of one unprofitable program.

Net investment income increased $3.8 million, or 7.6%, to $54.2 million for the year ended December 31, 2010, from $50.4 million in 2009.  This increase primarily reflects the increase in average invested assets from $1.1 billion in 2009 to $1.3 billion in 2010.  The increase in our average investment balance is because of growth in underwriting profits, growth in investment income, and a slight lengthening of our loss and LAE reserve duration.  The average investment yield for December 31, 2010 was 4.3% compared to 4.4% in 2009.  The current pre-tax book yield was 4.2% compared to 4.4% in 2009.  The current after-tax book yield was 3.1% compared to 3.4% in 2009. The effective duration of the investment portfolio was 5.0 years at December 31, 2010 and 5.1 years at December 30, 2009.

Net realized gains (losses) improved by $2.0 million, to a $1.8 million gain for the year ended December 31, 2010, from a ($0.2) million loss for the comparable period in 2009. The loss in 2009 reflected both the realized losses on the sale of securities sold during the prior year and other-than-temporary impairments pertaining to certain corporate bonds, asset-backed and mortgage-backed securities, compared to the realized gains on the sale of securities sold in 2010.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Expenses - 2010 compared to 2009

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

Furthermore, during the first quarter of 2010, we made certain reclassifications to the expense classifications on the Consolidated Statement of Income.  These reclassifications were made to enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income. As a result, the Consolidated Statement of Income for the year ended December 31, 2009, has been reclassified to conform to this revised presentation, see Note 1 ~ Summary of Significant Accounting Policies for reclassification table. These reclassifications do not change total expenses or consolidated net income as originally reported for the year ended December 31, 2009. Please refer to Form 8-K filed on May 3, 2010 for further detail. For the year ended December 31, 2010, this refinement resulted in a 1.7 percentage point increase in the expense ratio, a 1.0 percentage point decrease in the loss and LAE ratio and a decrease of $4.9 million in general, selling and administrative costs.

Expenses increased $114.8 million from $554.5 million for the year ended December 31, 2009 to $669.3 million for the year ended December 31, 2010.  This increase is reflective of the growth in our underwriting operations.

The following table sets forth the components of expenses (in thousands):

	For the Years Ended December 31,
	2010	2009
Expense:
Net losses and loss adjustment expenses	$399,650	$327,426
Policy acquisition and other underwriting expenses	227,031	175,134
General selling & administrative expenses	22,494	29,601
General corporate expenses	5,668	5,977
Amortization expense	4,966	5,781
Interest expense	9,458	10,596
Total expenses	$669,267	$554,515

Net loss and loss adjustment expenses (“LAE”) increased $72.3 million, to $399.7 million for the year ended December 31, 2010, from $327.4 million for the same period in 2009.  Our loss and LAE ratio was 60.6% for the year ended December 31, 2010 and 60.7% for the year ended December 31, 2009.  The accident year loss and LAE ratio was 65.3% for the year ended December 31, 2010 down from 66.0% in the comparable period in 2009. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

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

	For the Years Ended December 31,
	2010	2009
Accident year loss ratio	65.3%	66.0%
Favorable development on prior years	-4.7%	-5.3%
Net loss & LAE ratio	60.6%	60.7%

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

Policy acquisition and other underwriting expenses increased $51.9 million, to $227.0 million for the year ended December 31, 2010, from $175.1 million for the same period in 2009. Our expense ratio increased 1.9 percentage points to 34.4% for the year ended December 31, 2010, from 32.5% for the same period in 2009. This increase reflects the reclassification impact described above as well as an increase in external cost, primarily net commission expense, relating to new business added in the second half of 2009 for which the agent performs certain policy issuance functions.

General, selling and administrative costs decreased $7.1 million, to $22.5 million for the year ended December 31, 2010, from $29.6 million for the same period in 2009.  This decrease reflects the reclassification impact described above as well as our ability to further leverage fixed costs.

General corporate expenses decreased $0.3 million, to $5.7 million for the year ended December 31, 2010, from $6.0 million for the same period in 2009.  The decrease is driven primarily by certain non-recurring legal expenses that were incurred in 2009.

Amortization expense decreased $0.8 million to $5.0 million for the year ended December 31, 2010, from $5.8 million for the same period in 2009.  This decrease reflects a decrease in the amortization relating to the USSU acquisition completed in 2007.

Interest expense for the year ended December 31, 2010, decreased $1.1 million, to $9.5 million, from $10.6 million for the comparable period in 2009.  Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan.  The overall decrease reflects the decline in the average outstanding balance on our term loan to $43.8 million for the period ended December 31, 2010 from $55.1 million for same period in 2009. The decrease also reflects interest rate swaps that were entered into during the current year that replaced expiring swaps and had a lower fixed interest rate.

Federal income tax expense for the year ended December 31, 2010 was $22.9 million, or 28.7% of income before taxes, compared to $20.9 million, or 28.8% of income before taxes for the same period in 2009.  Income tax expense on capital gains (losses) and the change in our valuation allowance for other than temporary impairments and loss carryforwards from prior years where there are not any realized gains to offset the realized capital losses, was $426,000 and $640,000 for the years ended December 31, 2010 and 2009, respectively.  Excluding the tax impact of realized gains (losses), the effective income tax rate would have been 28.8% and 27.8% for the years ended December 31, 2010 and 2009, respectively.  The current year rate increase reflects a $477,000 adjustment to our current tax expense relating to a return to provision analysis completed on the closing tax return of ProCentury.  Excluding this adjustment, the effective tax rate on net operating income, a non-GAAP measure, for the year ended December 31, 2010 would have been 28.2% compared to 27.8% for the same period in 2009. The increase in our effective tax rate is primarily due to a shift in new purchases in our investment portfolio away from tax exempt municipal bonds. Tax exempt income as a percentage of total taxable income has therefore declined, resulting in an increased effective tax rate.

Results of Operations 2009 compared to 2008:

Net income for the year ended December 31, 2009, was $52.7 million, or $0.92 per dilutive share, compared to net income of $27.4 million, or $0.61 per dilutive share, for the comparable period of 2008.  Net operating income, a non-GAAP measure, increased $14.7 million, or 37.9%, to $53.5 million, compared to net operating income of $38.8 million in 2008; this equates to an increase in operating income per share of 8.1% to $0.93 per diluted share, compared to $0.86 per diluted share in 2008. Total weighted average shares outstanding for the year ended December 31, 2009, were 57,413,391, compared to 44,995,712 for the comparable period in 2008.  This increase in the weighted average shares is primarily the result of the equity issued in connection with the ProCentury merger.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

	For the Years Ended December 31,
	2009	2008
	(In thousands, except share and per share data)
Operating income, net of tax	$53,515	$38,817
Net realized (losses), net of tax	(865)	(11,420)
Net income	$52,650	$27,397

Diluted earnings per common share:
Net operating income	$0.93	$0.86
Net income	$0.92	$0.61
Diluted weighted average common shares outstanding	57,413,391	44,995,712

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

Revenues - 2009 compared to 2008

Revenues for the year ended December 31, 2009, increased $189.8 million, or 43.4%, to $627.6 million, from $437.8 million for the comparable period in 2008.  This increase primarily reflects a $169.9 million increase in net earned premiums, of which $114.2 million related to our Century operations and the remaining $55.7 million was primarily the result of overall growth within our existing programs and new business we implemented in 2008 and 2009.

The following table sets forth the components of revenues (in thousands):

	For the Years Ended December 31,
	2009	2008
Revenue:
Net earned premiums	$539,602	$369,721
Management administrative fees	19,697	20,984
Claims fees	7,427	8,879
Investment income	50,366	36,624
Commission revenue	10,757	13,041
Net realized (losses)	(225)	(11,422)
Total revenue	$627,624	$437,827

Net earned premiums increased $169.9 million, or 46%, to $539.6 million for the year ended December 31, 2009, from $369.7 million in the comparable period in 2008.  This increase was primarily the result of $114.2 million related to our Century operations and the remaining $55.7 million was primarily the result of overall growth within our existing programs and new business we implemented in 2008 and 2009.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Management fees decreased $1.3 million, or 6.2%, to $19.7 million for the year ended December 31, 2009, from $21 million for the comparable period in 2008.  This decrease primarily relates to two programs we previously managed where the client is now performing their own policy administration services, as well as a decrease in fees related to a reduction in fees derived from self-insured programs, caused by a decrease in premium volume from continued competition, economic conditions, and higher unemployment.

Claim fees decreased $1.5 million, or 16.4%, to $7.4 million for the year ended December 31, 2009, from $8.9 million for the comparable period in 2008.  This decrease is primarily the result of the fact that the previously mentioned program above is now administering their claims in house and an anticipated decrease resulting from the termination of one unprofitable program.

Net investment income increased $13.8 million, or 37.7%, to $50.4 million for the year ended December 31, 2009, from $36.6 million in 2008.  This increase primarily reflects the increase in average invested assets from $0.9 billion in 2008 to $1.1 billion in 2009.  This increase is in our average investment balance is due primarily to growth in underwriting profits and growth in investment income., and a slight lengthening of our loss and LAE reserve duration. The average investment yield for December 31, 2009 was 4.4%, compared to 4.2% in 2008.  The current pre-tax book yield for December 31, 2009 and 2008, was 4.4%.  The current after-tax book yield was 3.4%, compared to 3.3% in 2008. The duration of the investment portfolio is 5.1 years at December 31, 2009, compared to 4.8 years at December 31, 2008.

Net realized (losses) improved by $11.2 million, to a ($0.2) million loss for the year ended December 31, 2009, from a ($11.4) million loss for the comparable period in 2008. The realized losses recognized in the year related to impairment charges related to specific securities, offset by realized gains from sales of certain securities for tax planning purposes.  The realized loss in 2008 related to the other than temporary impairments recognized in the fourth quarter of 2008, which related to securities within the investment portfolio acquired with the ProCentury merger.

Expenses- 2009 compared to 2008

During the first quarter of 2010, we made certain reclassifications to the expense classifications on the Consolidated Statement of Income.  These reclassifications were made to enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income. As a result, the Consolidated Statement of Income for the years ended December 31, 2009 and 2008 have been reclassified to conform to this revised presentation, see Note 1 ~ Summary of Significant Accounting Policies for reclassification tables. These reclassifications do not change total expenses or consolidated net income as originally reported for the years ended December 31, 2009 and 2008.

Expenses increased $160.5 million from $394.0 million for the year ended December 31, 2008 to $554.5 million for the year ended December 31, 2009.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The following table sets forth the components of expenses (in thousands):

	For the Years Ended December 31,
	2009	2008
Expense:
Net losses and loss adjustment expenses	$327,426	$229,181
Policy acquisition and other underwriting expenses	175,134	117,006
General selling & administrative expenses	29,601	29,282
General corporate expenses	5,977	4,572
Amortization expense	5,781	6,310
Interest expense	10,596	7,681
Total expenses	$554,515	$394,032

Net loss and loss adjustment expenses (“LAE”) increased $98.2 million, to $327.4 million for the year ended December 31, 2009, from $229.2 million for the same period in 2008.  Our loss and LAE ratio was 60.7% for the year ended December 31, 2009 and 62.0% for the year ended December 31, 2008.  The accident year loss and LAE ratio was 66.0% for the year ended December 31, 2009 down from 66.5% in the comparable period in 2008. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

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

	For the Years Ended December 31,
	2009	2008
Accident year loss ratio	66.0%	66.5%
Favorable development on prior years	-5.3%	-4.5%
Net loss & LAE ratio	60.7%	62.0%

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

Policy acquisition and other underwriting expenses increased $58.1 million, to $175.1 million for the year ended December 31, 2009, from $117.0 million for the same period in 2008. Our expense ratio increased 0.9 percentage points to 32.5% for the year ended December 31, 2009, from 31.6% for the same period in 2008. This increase reflects higher average direct commission rates associated with Century’s business, which includes twelve months of these costs for 2009 and only five months in 2008.

General corporate expenses increased $1.4 million, to $6.0 million for the year ended December 31, 2009, from $4.6 million for the same period in 2008.  The increase is driven primarily by certain non-recurring legal expenses that were incurred in 2009.

Interest expense for the year ended December 31, 2009, increased $2.9 million, to $10.6 million, from $7.7 million for the comparable period in 2008.  Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan.  The overall increase in 2009 compared to 2008, primarily relates to interest expense related to the term loan we used to finance a portion of the purchase price for the Merger.  In addition, the increase in interest expense was partially related to the interest attributable to the trust preferred debt instruments as a result of the ProCentury merger.  The average interest rate for the year ended December 31, 2009 was 7.07%, compared to 7.13% for the comparable period in 2008.  This slight decrease reflects the impact of a lower cost of debt associated with the term loan, which had an average interest rate of 5.95% in 2009.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Federal income tax expense for the year ended December 31, 2009 was $20.9 million or 28.8% of income before taxes compared to $16.1 million or 37.3% of income before taxes for the same period in 2009. The decrease in the effective tax rate from 2008 to 2009, primarily relates to a decrease in our fee-based and underwriting income as a percentage of pre-tax income.  This decrease was slightly offset by an increase in the valuation allowance related to impairment charges. The effective tax rate on net operating income, a non-GAAP measure, for the year ended December 31, 2009 would have been 27.8% compared to 28.2% for the same period in 2008.

Other Items – Results of Operations

Equity earnings of affiliates, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an insurance holding limited liability company for $14.8 million in cash.  We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership.  We recognized after-tax equity earnings from MFH of $2.3 million, or $0.04 per dilutive share, for the year ended December 31, 2010, compared to $0.9 million, or $0.02 per dilutive share, for the comparable period of 2009.  We had no equity earnings related to MFH for 2008.  We received dividends from MFH in 2010 and 2009, for $1.0 million and $0.4 million, respectively. The gross earned premium from MFH for the years ended December 31, 2010 and 2009 was $118.4 million and $17.0 million, respectively.  Additionally, the agent balances receivable from MFH for the years ended December 31, 2010 and 2009 was $39.0 million and $28.8 million, respectively.

Reserves

At December 31, 2010, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $784.2 million. We established a reasonable range of reserves of approximately $715.3 million to $832.9 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers’ Compensation (1)	$282,576	$319,833	$304,032
Commercial Multiple Peril / General Liability	292,481	356,387	330,850
Commercial Automobile	105,242	117,961	112,388
Other	35,011	38,705	36,932
Total Net Reserves	$715,310	$832,886	$784,202
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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the year ended December 31, 2010, and the year ended December 31, 2009.

For the twelve months ended December 31, 2010, we reported a decrease in net ultimate loss estimates for accident years 2009 and prior of $31.0 million, or 4.5% of $682.4 million of beginning net loss and LAE reserves at December 31, 2009. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2010 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2009 and for the twelve months ended December 31, 2010. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2009	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at December 31, 2010

Workers’ Compensation	$185,729	$183,197	$6,419	$189,616	$35,088	$55,188	$90,276	$285,069
Residual Markets	21,907	4,261	(3,247)	1,014	1,379	2,579	3,958	18,963
Commercial Multiple Peril / General Liability	333,688	99,965	(20,675)	79,290	7,985	74,143	82,128	330,850
Commercial Automobile	105,468	84,236	(9,919)	74,317	30,778	36,619	67,397	112,388
Other	35,584	58,994	(3,581)	55,413	34,776	19,289	54,065	36,932
Net Reserves	682,376	$430,653	$(31,003)	$399,650	$110,006	$187,818	$297,824	784,202
Reinsurance Recoverable	266,801							280,854
Consolidated	$949,177							$1,065,056

Line of Business	Reserves at December 31, 2009	Total re-estimated reserves at December 31, 2010 on prior years	Development as a percentage of prior year reserves

Workers’ Compensation	$185,729	$192,148	3.5%
Commercial Multiple Peril / General Liability	333,688	313,013	-6.2%
Commercial Automobile	105,468	95,549	-9.4%
Other	35,584	32,003	-10.1%
Sub-total	660,469	632,713	-4.2%
Residual Markets	21,907	18,660	-14.8%
Total Net Reserves	$682,376	$651,373	-4.5%

Workers’ Compensation Excluding Residual Markets

The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets increased $6.4 million, or 3.5% of net workers’ compensation reserves. This net overall increase reflects increases of $8.7 million and $686,000 for accident years 2009 and 2008, respectively.  This increase in the net ultimate loss estimate for this accident year was because of greater than expected claim emergence in isolated states and classes of business.  This increase was partially offset by decreases of $1.5 million and $1.3 million for accident years 2006 and 2004, respectively.  This decrease was due to favorable development in a countrywide program and a Nevada program.  The change in ultimate loss estimates for all other accident years was insignificant.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Commercial Multiple Peril / General Liability

The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $20.7 million, or 6.2% of net commercial multiple peril and general liability reserves. The net decrease reflects decreases of $4.0 million, $8.7 million, $7.0 million, $3.9 million, $996,000, and $675,000 in the ultimate loss estimates for accident years 2009, 2008, 2007, 2006, 1997, and 1996, respectively.  The decreases in the net ultimate loss estimates for these accident years were because of better than expected claim emergence in several excess and surplus lines programs.  The decreases were offset by increases of $2.0 million, $738,000, $718,000, and $781,000 for accident years 2005, 2004, 2003, and 1999, respectively.  This increase in the net ultimate loss estimates for this accident year was due to greater than expected claim emergence in a general liability program and two excess liability programs.  The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The projected net ultimate loss estimate for the commercial automobile line of business decreased $9.9 million, or 9.4% of net commercial automobile reserves. This net overall decrease reflects decreases in the net ultimate loss estimate of $6.3 million and $4.2 million for accident years 2009 and 2008, respectively.  The decreases in the net ultimate loss estimates for these accident years were because of less than expected claim emergence in four California based programs, a New Jersey program, a garage program, and an excess liability program. This decrease was partially offset by an increase of $1.3 million for accident year 2007.  This increase in the net ultimate loss estimates for this accident year was due to greater than expected claim emergence in a garage program and a California program. The change in ultimate loss estimates for all other accident years was insignificant.

Other

The projected net ultimate loss estimate for the other lines of business decreased $3.6 million, or 10.1% of net reserves. This net decrease reflects decreases of $1.1 million and $2.0 million in accident years 2009 and 2008, respectively.  This decrease is primarily due to better than expected case reserve development during the calendar year in a professional liability program.  The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $3.2 million, or 14.8% of net reserves. This decrease reflects reductions of $904,000, $618,000, $499,000, and $732,000 in accident years 2009, 2008, 2007, and 2006, respectively.  We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

Other-Than-Temporary Impairments (OTTI)

At December 31, 2010 and 2009, we had 108 and 127 securities that were in an unrealized loss position, respectively.  Of the securities held at December 31, 2010, nineteen securities had an aggregate $12.3 million and $1.5 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.  Of the securities held at December 31, 2009, forty-one had an aggregate $30.0 million and $2.3 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.

During the year ended December 31, 2010, in accordance with our OTTI policy, we recorded an OTTI credit loss of $0.5 million.  For the year ended December 31, 2009, we recorded an OTTI loss of $5.2 million, of which a non-credit related OTTI loss of $1.7 million was recognized in other comprehensive income, resulting in a credit related OTTI loss of $3.5 million.

Refer to Note 3 ~ Investments, for additional information specific to OTTI and their fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2010 was $52.0 million without prior regulatory approval.  In addition to ordinary dividends, the Insurance Company Subsidiaries had the capacity to pay $108.2 million of extraordinary dividends in 2010, subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $42.0 million and $39.5 million as of December 31, 2010 and 2009, respectively.  We remain well within our targets as they relate to our premium leverage ratios, even taking into consideration the dividends paid by our Insurance Company Subsidiaries.  Our targets for gross and net written premium to statutory surplus are 3.0 to 1.0 and 2.5 to 1.0, respectively.  As of December 31, 2010, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.2 to 1.0 and 1.9 to 1.0, respectively.  The ordinary dividends paid in 2010 and 2009 were funded from current financial earnings.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees.  These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries.  Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $11.0 million for the year ended December 31, 2010.

We have a total revolving credit facility of $35.0 million, which may include up to $15.0 million in letters of credit. As of December 31, 2010, we had a zero outstanding loan balance on our revolving credit facility and $0.5 million in letters of credit issued.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Cash flows provided by operations were $174.5 million and $127.7 million for the years ended December 31, 2010 and 2009, respectively.  The increase in cash flows from operations reflects growth in underwriting profits, growth in investment income, and a slight lengthening of our loss and LAE reserve duration.  We maintain a strong balance sheet with geographic spread of risks, high quality reinsurance, and a high quality investment portfolio.

Other Items – Liquidity and Capital Resources

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

During the year ended December 31, 2010, we entered into two $10 million interest rate swaps to hedge the $20 million Junior Subordinate Debenture. These were forward starting interest rate swaps that replaced the $20 million interest rate swap and were effective September 16, 2010. The fixed rate on the new $10 million interest rate swaps is approximately 6.17%; the fixed rate on the expired $20 million interest rate swap was 8.34%.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

We also entered into two interest rate swaps to hedge the $12 million Senior Debenture during 2010. One agreement is a spot starting interest rate swap for $5 million with a fixed rate of 6.25%. This swap replaces the $5 million swap that expired on May 24, 2009, which had a fixed rate of 8.93%. The other agreement we entered into was a forward starting interest rate swap for $7 million with a fixed rate of 6.47%. This swap will replace the $7 million swap that is scheduled to expire on May 24, 2011, and has a fixed rate of 7.72%. Refer to Note 8 ~ Derivative Instruments for additional information specific to our interest rate swaps.

Credit Facilities

On July 31, 2008, we executed $100 million in senior credit facilities (the “Credit Facilities”).  The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of our ProCentury Merger and a $35.0 million revolving credit facility, which was partially funded upon closing of the ProCentury Merger. The revolving credit facility includes a letter of credit facility with a sublimit.  The total amount of credit available under the revolving credit facility is $35.0 million, which may include up to $15 million in letters of credit. As of December 31, 2010, the outstanding balance on our term loan facility was $37.8 million.  We have a zero outstanding loan balance on our revolving credit facility as of December 31, 2010, and $0.5 million in letters of credit had been issued as of December 31, 2010.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.  At December 31, 2009, we had an outstanding balance of $49.9 million on our term loan and had a zero outstanding balance on our revolving credit facility or any letters of credit issued.

Refer to Note 7 ~ Debt for additional information specific to our credit facilities and debentures.

Investment Portfolio

As of December 31, 2010 and December 31, 2009, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.3 billion and $1.2 billion, respectively.

In general, we believe our overall investment portfolio is conservatively invested.  The effective duration of the investment portfolio at December 31, 2010 and 2009, was 5.0 years and 5.1 years, respectively.  Our current pre-tax book yield is 4.2% compared to 4.4% in 2009.  The current after-tax yield is 3.1%, compared to 3.4% in 2009.  Approximately 98.5% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

At December 31, 2010, shareholders’ equity was $547.1 million, or a book value of $10.28 per common share, compared to $502.9 million, or a book value of $9.06 per common share, at December 31, 2009.

At our regularly scheduled Board of Directors meeting on February 12, 2010, the Board authorized management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.  This share repurchase plan replaced the existing share repurchase plan authorized in July 2008.   For the year ended December 31, 2010, we purchased and retired 2.5 million shares of common stock for a total cost of approximately $19.6 million, respectively.  For the year ended December 31, 2009, we purchased and retired 1.9 million shares of common stock for a total cost of approximately $13.9 million.

We paid dividends to our common shareholders of $7.0 million for the year ended December 31, 2010. For the year ended December 31, 2009, we paid dividends of $5.2 million to our common shareholders.  On February 11, 2011, our Board of Directors declared a quarterly dividend of $0.04 per common share.  The dividend is payable on April 5, 2011, to shareholders of record as of March 21, 2011.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued
Regulatory

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2010 was $52.0 million without prior regulatory approval.  In addition to ordinary dividends, the Insurance Company Subsidiaries had the capacity to pay $108.2 million of extraordinary dividends in 2010, subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $42.0 million and $39.5 million as of December 31, 2010 and 2009, respectively.

Our Insurance Company Subsidiaries are required to maintain certain deposits with regulatory authorities, which totaled $118.2 million and $98.5 million at December 31, 2010 and 2009, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2010 (in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Non-regulated companies:
Term Loan	$37,750	$13,875	$23,875	$—	$—
Lines of Credit (1)	—	—	—	—	—

Debentures (2):
Senior debentures due 2034; issued $13.0 million	13,000	—	—	—	13,000
Senior debentures due 2034; issued $12.0 million	12,000	—	—	—	12,000
Junior subordinated debentures due 2035; issued $20.6 million	20,620	—	—	—	20,620
Junior subordinated debentures due 2033; issued $10.3 million	10,310	—	—	—	10,310
Junior subordinated debentures due 2032; issued $15.0 million (3)	15,000	—	—	—	15,000
Junior subordinated debentures due 2033; issued $10.0 million (3)	10,000	—	—	—	10,000
Total Debt	118,680	13,875	23,875	—	80,930

Interest on Term Loan (4)	3,282	1,975	1,307	—	—

Interest on Debentures:
Senior debentures due 2034; issued $13.0 million	7,224	1,032	2,064	2,064	2,064
Senior debentures due 2034; issued $12.0 million	5,399	806	1,531	1,531	1,531
Junior subordinated debentures due 2035; issued $20.6 million	8,813	1,259	2,518	2,518	2,518
Junior subordinated debentures due 2033; issued $10.3 million	5,708	815	1,631	1,631	1,631
Junior subordinated debentures due 2032; issued $15.0 million (3)	8,180	1,169	2,337	2,337	2,337
Junior subordinated debentures due 2033; issued $10.3 million (3)	5,516	788	1,576	1,576	1,576
Total Interest Payable	44,122	7,844	12,964	11,657	11,657

Operating lease obligations (5)	9,714	3,813	5,571	330	—

Regulated companies:
Losses and loss adjustment expenses (6)	1,065,056	301,097	349,077	145,643	269,239
Total	$1,237,572	$326,629	$391,487	$157,630	$361,826

(1) Relates to our revolving line of credit, which currently does not have an outstanding balance.

(2) Five year call feature associated with debentures, estimated seven year repayment.  For a description of our debentures and related interest rate terms, as well as actual rates in accordance with our interest rate swap transactions, refer to Note 7 ~ Debt and Note 8 ~ Derivative Instruments.

(3) Relates to the junior subordinated debentures acquired in conjunction with the ProCentury merger.

(4) For a description of our term loan and its interest rate terms, as well as actual rates in accordance with our interest rate swap transaction, refer to Note 7 ~ Debt and Note 8 ~ Derivative Instruments.

(5) Consists of rental obligations under real estate leases related to branch offices.  In addition, includes amounts related to equipment leases.

(6) The loss and loss adjustment expense payments do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty.  However, based upon historical payment patterns, we have included an estimate of our gross losses and loss adjustment expenses.  In addition, we have anticipated cash receipts on reinsurance recoverables on unpaid losses and loss adjustment expenses of $280.9 million, of which we estimate that these payments to be paid for losses and loss adjustment expenses for the periods less than one year, one to three years, three to five years, and more than five years, to be $59.3 million, $77.8 million, $38.0 million, and $105.7 million, respectively, resulting in net losses and loss adjustment expenses of  $241.8 million, $271.2 million, $107.6 million, and $163.5 million, respectively.

We maintain an investment portfolio with varying maturities that we believe will provide adequate cash for the payment of claims.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Variable Compensation

We have established two variable compensation plans as an incentive for performance of our management team.  They consist of an Annual Bonus Plan (“Bonus Plan”) and a Long-Term Incentive Plan (“LTIP”).  The Bonus Plan is a discretionary cash bonus plan premised upon a targeted growth in net after-tax earnings on a year over year basis.  Each year, the Compensation Committee and our Board of Directors establish a new target based upon prior year performance and the forecasted performance levels anticipated for the following year.  The amount of the bonus pool is established by aggregating the individual targets for each participant, which is a percentage of salary.  An employee’s actual bonus may be plus or minus his or her target based upon the Company and individual’s performance At the end of the year, the Compensation Committee and the Board of Directors review our performance in relation to performance targets and then establish the total bonus pool to be utilized to pay cash bonuses to the management team based upon overall corporate and individual participant goals.

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

At December 31, 2010, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required.

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies.  Our targets for gross and net written premium to statutory surplus are 3.0 to 1.0 and 2.5 to 1.0, respectively.  As of December 31, 2010, on a statutory consolidated basis, gross and net premium leverage ratios were 2.2 to 1.0 and 1.9 to 1.0, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio.  Departure from the “usual values” on four or more ratios, at an individual company, generally leads to inquiries or possible further review from individual state insurance commissioners.

In 2010, our Insurance Company Subsidiaries generated ratios that varied from the “usual value” range.  The variations and reasons are set forth below:

Ratio	Usual Range	Value

Company: Star
Adjusted Liabilities to Liquid Assets	Under 100%	120	% (1)
Gross Agents’ Balances to Policyholders’ Surplus	Under 40%	44	% (2)

Company: Williamsburg
Gross Agents’ Balances to Policyholders’ Surplus	Under 40%	47	% (2)

Company: Century Surety
Gross Agents’ Balances to Policyholders’ Surplus	Under 40%	41	% (2)

(1)
Adjusted Liabilities to Liquid Assets on Star is outside the usual range primarily as a result of our Intercompany Reinsurance Pooling Agreement. The Adjusted Liabilities include the gross amount of reinsurance payables related to the pool and does not allow an offset to those payables for any reinsurance recoverables related to the pool.  In addition, the reinsurance recoverables are not included in the Liquid Assets portion of the formula. This causes the ratio results to appear much higher due to the timing of the settlement of the pool balances.  Pool balances between the entities are settled in the month following the completion of the pooling. Once the balances are settled, the ratio will be 96%, which is within the usual range.

(2)
The Gross Agents’ Balances to Policyholders’ Surplus on Star, Williamsburg and Century Surety were impacted by our Intercompany Reinsurance Pooling Agreement.  The assumed premium receivable increased as a result of the pooling agreement.  Excluding the intercompany pooling, this ratio would have been within the usual range for 2010.

Reinsurance Considerations

We seek to manage the risk exposure of our Insurance Company Subsidiaries, including those insurance company subsidiaries we acquired in the ProCentury merger, and our clients through the purchase of excess-of-loss and quota share reinsurance.  Our reinsurance requirements are analyzed on both a specific program and line of business basis to determine the appropriate retention levels and reinsurance coverage limits.  We secure this reinsurance based on the availability, cost, and benefits of various reinsurance alternatives.

Reinsurance does not legally discharge an insurer from its primary liability for the full amount of risks assumed under insurance policies it issues, but it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded.  Therefore, we are subject to credit risk with respect to the obligations of our reinsurers.

In regard to our excess-of-loss reinsurance, we manage our credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective or existing reinsurers. We generally do not seek collateral where the reinsurer is rated “A−” or better by A. M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. The following table sets forth information relating to our five largest unaffiliated excess-of-loss reinsurers based upon ceded premium as of December 31, 2010:

Reinsurer	Reinsurance Premium Ceded December 31, 2010	Reinsurance Recoverable December 31, 2010	A.M. Best Rating
	(In thousands)	(In thousands)
Maiden Reinsurance Company (1)	$10,116	$12,902	A-
Munich Reinsurance America	8,556	18,004	A+
Swiss Reinsurance America Corporation	7,902	20,491	A
Lloyds Syndicate Number 2003	5,696	13,646	A
Hannover Rueckversicherung AG	4,248	10,341	A

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

(1) Effective January 1, 2010, a novation was completed that transferred all the ceded premium and reinsurance recoverables between us and Motors Insurance Corporation to Maiden Reinsurance Company (Maiden Re).  All reinsurance transactions and related collateral and trust accounts are now with Maiden Re, which has an A.M. Best rating of “A-”.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we have no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Convertible Note

In May 2010, we amended our existing $6.0 million convertible note receivable with an unaffiliated insurance agency.  The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due June 30, 2014. The insurance agency has been a producer for us for several years.  As security for the loan, the borrower granted us a security interest in its accounts, cash, general intangibles, and other intangible property.  Also, pledged as collateral are 100% of the common shares of the holding company and its subsidiary insurance agencies, the common shares owned by the shareholder in another agency, and the shareholder also executed a personal guaranty. This note is convertible upon our option based upon a pre-determined formula.

Related Party Transactions

At December 31, 2010 and 2009, we held a $797,000 and $825,000 note receivable from one of our executive officers, including $136,000 and $164,000 of accrued interest, respectively.  This note arose from a transaction in late 1998 in which we loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise.  The note bears interest equal to the rate charged pursuant to our revolving credit agreement and is due on demand any time after January 1, 2002.  As of December 31, 2010, the rate was 2.30%.  The loan is partially collateralized by 64,718 shares of our common stock under a stock pledge agreement.  For the years ended December 31, 2010 and 2009, $43,800 and $43,800, respectively, have been paid against the loan.  As of December 31, 2010, the cumulative amount that has been paid against this loan was $294,200.  Refer to Note 17 ~ Related Party Transaction for further information.

Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810, Consolidation (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 contains consolidation guidance applicable to variable interest entities.  The guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a variable interest entity must be consolidated, and how involvement with the variable interest entity affects a company’s financial statements.  The guidance is effective for annual periods beginning after November 15, 2009. We adopted ASC 810 in the first quarter of 2010. The adoption of ASC 810 did not have a material impact on our financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective for interim and annual reporting periods beginning after December 15, 2009, ASU 2010-06 requires additional disclosures for financial instrument transfers in and out of Levels 1 and 2; and clarifies existing disclosure requirements around the level of disaggregation and for the inputs and valuation techniques. These additional disclosures are provided in Note 4 ~ Fair Value Measurements.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Effective for fiscal years beginning after December 15, 2010, ASU 2010-06 requires additional disclosures for activity in Level 3 fair value measurements. The adoption of this guidance did not have a significant impact on our disclosures.

In October 2010, the FASB issued ASU 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. Effective for interim and annual reporting periods beginning after December 15, 2011, ASU 2010-26 provides guidance to assist in a consistent application of accounting for costs related to acquiring or renewing insurance contracts among industry practice. The new guidance restricts the capitalization of a contract’s acquisition costs to those that are directly related to the successful acquisition of a new or renewing insurance contract. We are still evaluating the impact of adopting ASU 2010-26 on our financial condition and results of operations.

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2010. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus.  The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years.  At December 31, 2010, our fixed income portfolio had an effective duration of 5.0 years, compared to 5.1 years at December 31, 2009.

At December 31, 2010, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.3 billion.  Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income.  These investments comprise 2.3% of our investment portfolio.

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

A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. “Near term” means a period of up to one year from the date of the consolidated financial statements. In our sensitivity model, we use a hypothetical change to measure our potential loss in fair value of debt securities assuming an upward and downward parallel shift in interest rates.   The table below presents our model’s estimate of changes in fair values given a change in interest rates.  Dollar values are in thousands.

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,287,369	$1,226,360	$1,164,514
Yield to Maturity or Call	3.20%	4.20%	5.26%
Effective Duration	4.8	5.0	5.2

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates.  Thus, our interest expense on these debentures is directly correlated to market interest rates.  At December 31, 2010 and 2009, we had debentures of $80.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates.  Thus, our interest expense on our term loan is directly correlated to market interest rates.  At December 31, 2010, we had an outstanding balance on our term loan of $37.8 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $378,000.  At December 31, 2009, we had an outstanding balance on our term loan of $49.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $499,000.

We have entered into interest rate swap transactions to mitigate our interest rate risk on our existing debt obligations.  These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges.  These interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income.  The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense.  Refer to Note 8 ~ Derivative Instruments for further detail relating to our interest rate swap transactions.

MEADOWBROOK INSURANCE GROUP, INC.

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates.  Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates.  At December 31, 2010 and 2009, we had a zero outstanding balance on our revolving line of credit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to list of Financial Statement Schedules and Note 19 ~ Quarterly Financial Data (Unaudited) of the Notes to the Consolidated Financial Statements.

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

As of December 31, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that material information relating to us is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on our assessment, we concluded that, as of December 31, 2010, our internal controls over financial reporting were effective based on those criteria.

MEADOWBROOK INSURANCE GROUP, INC.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2010, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 19, 2011, which is hereby incorporated by reference.  Our Code of Conduct can be found on our website www.meadowbrook.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Employment Agreements,” “Other Senior Executive Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 19, 2011, which is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 19, 2011, which is hereby incorporated by reference.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	$0.00	2,415,249
Equity compensation plans not approved by security holders	—	—	—
Total	0	$0.00	2,415,249

(1) The 2,415,249 number of shares remaining available for future issuance relates to our 2002 Amended and Restated Stock Option Plan of 415,249 shares and our 2009 Equity Compensation plan of 2,000,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Party Transactions” and “Independence Determination” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 19, 2011, which is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 19, 2011, which is hereby incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this Report:

1.	List of Financial Statements:	Page

	Report of Independent Registered Public Accounting Firm on Financial Statements	58

	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	59

	Consolidated Balance Sheet — December 31, 2010 and 2009	60

	Consolidated Statement of Income — For Years Ended December 31, 2010, 2009, and 2008	61

	Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2010, 2009, and 2008	62

	Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2010, 2009, and 2008	63

	Consolidated Statement of Cash Flows — For Years Ended December 31, 2010, 2009, and 2008	64

	Notes to Consolidated Financial Statements	65

2.	Financial Statement Schedules

	Schedule I Summary of Investments Other Than Investments in Related Parties	99

	Schedule II Condensed Financial Information of Registrant	100

	Schedule III Supplementary Insurance Information – Omitted as not applicable

	Schedule IV Reinsurance	104

	Schedule V Valuation and Qualifying accounts	105

	Schedule VI Supplemental Information Concerning Property and Casualty Insurance Operations	106

3.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadowbrook Insurance Group, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the material set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

We have audited Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Meadowbrook Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Meadowbrook Insurance Group, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
March 16, 2011

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,170,795 and $1,045,454 in 2010 and 2009, respectively)	$1,226,360	$1,088,554
Equity securities available for sale, at fair value (cost of $25,632 and $26,919 in 2010 and 2009, respectively)	28,483	28,342
Cash and cash equivalents	90,414	86,319
Accrued investment income	13,021	11,599
Premiums and agent balances receivable (net of allowance of $3,015 and $3,446 in 2010 and 2009, respectively)	169,866	155,327
Reinsurance recoverable on:
Paid losses	13,342	7,724
Unpaid losses	280,854	266,801
Prepaid reinsurance premiums	28,208	35,298
Deferred policy acquisition costs	78,755	68,787
Deferred income taxes, net	5,569	5,645
Goodwill	118,842	118,842
Other intangible assets	36,637	41,301
Other assets	87,290	81,205
Total assets	$2,177,641	$1,995,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$1,065,056	$949,177
Unearned premiums	352,585	325,915
Debt	37,750	49,875
Debentures	80,930	80,930
Accounts payable and accrued expenses	38,645	34,251
Reinsurance funds held and balances payable	28,824	29,161
Payable to insurance companies	2,754	3,314
Other liabilities	23,996	20,240
Total liabilities	1,630,540	1,492,863

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 53,236,542 and 55,519,970 shares issued and outstanding	520	555
Additional paid-in capital	292,705	304,930
Retained earnings	219,298	172,441
Note receivable from officer	(797)	(825)
Accumulated other comprehensive income	35,375	25,780
Total shareholders’ equity	547,101	502,881
Total liabilities and shareholders’ equity	$2,177,641	$1,995,744

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)
Revenues
Premiums earned
Gross	$775,231	$644,858	$455,782
Ceded	(115,391)	(105,256)	(86,061)
Net earned premiums	659,840	539,602	369,721
Net commissions and fees	34,239	37,881	42,904
Net investment income	54,173	50,366	36,624
Realized (losses) gains:
Total other-than-temporary impairments on securities	(491)	(5,203)	(11,719)
Portion of loss recognized in other comprehensive income	—	1,734	—
Net other-than-temporary impairments on securities recognized in earnings	(491)	(3,469)	(11,719)
Net realized gains excluding other-than-temporary impairments on securities	2,308	3,244	297
Net realized gains (losses)	1,817	(225)	(11,422)
Total revenues	750,069	627,624	437,827

Expenses
Losses and loss adjustment expenses	471,846	396,277	299,118
Reinsurance recoveries	(72,196)	(68,851)	(69,937)
Net losses and loss adjustment expenses	399,650	327,426	229,181
Policy acquisition and other underwriting expenses	227,031	175,134	117,006
General selling & administrative expenses	22,494	29,601	29,282
General corporate expense	5,668	5,977	4,572
Amortization expense	4,966	5,781	6,310
Interest expense	9,458	10,596	7,681
Total expenses	669,267	554,515	394,032
Income before taxes and equity earnings	80,802	73,109	43,795
Federal and state income tax expense	23,817	21,321	16,667
Equity earnings of affiliates, net of tax	2,263	874	—
Equity earnings of unconsolidated subsidiaries, net of tax	473	(12)	269
Net income	$59,721	$52,650	$27,397

Earnings Per Share
Basic	$1.11	$0.92	$0.61
Diluted	$1.10	$0.92	$0.61

Weighted average number of common shares
Basic	53,979,374	57,248,497	44,810,944
Diluted	54,289,131	57,413,391	44,995,712

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Net income	$59,721	$52,650	$27,397
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	10,227	26,951	(12,960)
Unrealized gains in affiliates and unconsolidated subsidiaries	158	—	—
Increase (decrease) on non-credit other-than-temporary impairments on securities	941	(178)	—
Net deferred derivative (losses) gains - hedging activity	(3)	1,958	(5,457)
Less reclassification adjustment for investment (gains) losses included in net income	(1,728)	398	11,569
Other comprehensive income (loss)	9,595	29,129	(6,848)
Comprehensive income	$69,316	$81,779	$20,549

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	For the Years ended December 31, 2010, 2009, and 2008
	(In thousands)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances January 1, 2008	$370	$194,621	$104,274	$(870)	$3,499	$301,894
Change in unrealized on available for sale securities, net of tax	—	—	—	—	(1,391)	(1,391)
Net deferred derivative loss - hedging activity	—	—	—	—	(5,457)	(5,457)
Dividends declared at $0.02 per share	—	—	(3,797)	—	—	(3,797)
Long term incentive plan; stock award for 2007-2008 plan years	—	1,902	—	—	—	1,902
Issuance of 31,745 shares of common stock	—	149	—	—	—	149
Retirement of 7,000 shares of common stock	—	(65)	—	—	—	(65)
Repurchase of 800,000 shares of common stock	(8)	(4,217)	(717)	—	—	(4,942)
Issuance of 21,122,990 shares of common stock for merger with ProCentury Corporation	211	122,514	—	—	—	122,725
Purchase accounting adjustments related to the merger with ProCentury Corporation	—	(263)	—	—	—	(263)
Note receivable from an officer	—	—	—	18	—	18
Net income	—	—	27,397	—	—	27,397
Balances December 31, 2008	573	314,641	127,157	(852)	(3,349)	438,170
Change in unrealized on available for sale securities, net of tax	—	—	—	—	27,997	27,997
Change in valuation allowance on deferred tax assets	—	—	—	—	694	694
Net deferred derivative gain - hedging activity	—	—	—	—	1,958	1,958
Dividends declared and paid	—	—	(5,162)	—	—	(5,162)
Long term incentive plan; stock award for 2009-2011 plan years	—	1,003	—	—	—	1,003
Long term incentive plan tax adjustment	—	(224)	—	—	—	(224)
Issuance of 105,718 shares of common stock for long term incentive plan stock award for 2007-2008 plan years	1	(330)	—	—	—	(329)
Repurchase of 1,927,902 shares of common stock	(19)	(10,160)	(3,724)	—	—	(13,903)
Note receivable from an officer	—	—	—	27	—	27
Cumulative effect adjustment for non-credit related portion of OTTI recognized in prior earnings	—	—	1,520	—	(1,520)	—
Net income	—	—	52,650	—	—	52,650
Balances December 31, 2009	555	304,930	172,441	(825)	25,780	502,881
Change in unrealized on available for sale securities, net of tax	—	—	—	—	9,031	9,031
Change in valuation allowance on deferred tax assets	—	—	—	—	409	409
Net deferred derivative loss - hedging activity	—	—	—	—	(3)	(3)
Dividends declared and paid	—	—	(7,007)	—	—	(7,007)
Stock award	2	497	—	—	—	499
Long term incentive plan; stock award for 2009-2011 plan years	—	1,003	—	—	—	1,003
Repurchase of 2,481,000 shares of common stock	(25)	(13,621)	(5,973)	—	—	(19,619)
Change in investment in affiliates, net of tax	—	—	—	—	109	109
Change in investment of unconsolidated subsidiaries	—	—	—	—	49	49
Dissolution of claims management services company	(12)	(104)	116	—	—	—
Note receivable from an officer	—	—	—	28	—	28
Net income	—	—	59,721	—	—	59,721
Balances December 31, 2010	$520	$292,705	$219,298	$(797)	$35,375	$547,101

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands, expect share data)
Cash Flows From Operating Activities
Net income	$59,721	$52,650	$27,397
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	4,966	5,780	6,310
Amortization of deferred debenture issuance costs	224	347	496
Depreciation of furniture, equipment, and building	5,612	5,251	3,953
Net accretion of discount and premiums on bonds	2,843	3,128	3,080
(Gain) loss on investments, net	(1,728)	398	11,566
Gain on sale of fixed assets	(87)	(88)	(88)
Incremental tax benefits from stock options exercised	—	—	(80)
Long term incentive plan expense	1,003	1,003	817
Stock award	531	—	—
Equity earnings of affiliates, net of taxes	(2,263)	(874)	—
Equity earnings of unconsolidated subsidiaries, net of taxes	(473)	12	(269)
Deferred income tax expense	(4,435)	3,285	2,742
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agent balances receivable	(14,539)	(37,652)	6,162
Reinsurance recoverable on paid and unpaid losses	(19,671)	(5,822)	(23,667)
Prepaid reinsurance premiums	7,090	(3,413)	3,572
Deferred policy acquisition costs	(9,968)	(12,333)	(2,092)
Other assets	(4,653)	(2,352)	(4,281)
Increase (decrease) in:
Losses and loss adjustment expenses	115,879	63,480	56,163
Unearned premiums	26,670	43,829	1,901
Payable to insurance companies	(560)	93	(3,009)
Funds held and reinsurance balances payable	(337)	4,552	(2,533)
Other liabilities	8,642	6,411	5,782
Total adjustments	114,746	75,035	66,525
Net cash provided by operating activities	174,467	127,685	93,922
Cash Flows From Investing Activities
Purchase of equity securities available for sale	—	(306)	(446)
Purchase of debt securities available for sale	(257,692)	(261,705)	(107,899)
Proceeds from sale of equity securities available for sale	1,685	258	69
Proceeds from sales and maturities of debt securities available for sale	129,619	192,929	105,426
Capital expenditures	(3,892)	(3,627)	(3,007)
Purchase of books of business	(303)	(2,095)	(2,454)
Acquisition of U.S. Specialty Underwriters, Inc. (1)	—	—	(20,971)
Merger with ProCentury, net of cash acquired	—	—	(74,913)
Equity investment in insurance holding limited liability company	—	(14,782)	—
Loan receivable	(467)	—	(1,656)
Other investing activities	(2,038)	298	(3,425)
Net cash used in investing activities	(133,088)	(89,030)	(109,276)
Cash Flows From Financing Activities
Proceeds from lines of credit	—	—	73,000
Payment of lines of credit	(12,125)	(10,375)	(12,750)
Book overdrafts	2,580	(141)	(384)
Dividend paid on common stock	(7,007)	(5,162)	(3,797)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	(35)	(330)	—
Stock options exercised	—	—	4
Share repurchases of common stock (2)	(20,726)	(12,790)	(4,942)
Incremental tax benefits from stock options exercised	—	—	80
Net proceeds received from public equity offering	—	—	—
Other financing activities	29	(126)	(114)
Net cash (used in) provided by financing activities	(37,284)	(28,924)	51,097
Net increase in cash and cash equivalents	4,095	9,731	35,743
Cash and cash equivalents, beginning of year	86,319	76,588	40,845
Cash and cash equivalents, end of year	$90,414	$86,319	$76,588
Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,867	$9,575	$6,513
Net income taxes paid	$26,399	$21,913	$10,855
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Tax benefit from stock options	$—	$—	$80
Stock-based employee compensation	$531	$—	$—
Common stock portion of purchase price for acquisition of U.S. Specialty Underwriters, Inc.	$—	$—	$—
Common stock portion of purchase price for merger with ProCentury Corporation	$—	$—	$122,725

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

Meadowbrook and ProCentury entered into a merger agreement (the “Merger Agreement”) pursuant to which ProCentury and its wholly owned subsidiaries, became a wholly owned subsidiary of Meadowbrook as of August 1, 2008 (the “Merger”).  Meadowbrook accounted for the Merger as a purchase business combination and applied fair value estimates to the acquired assets and liabilities of ProCentury as of August 1, 2008.  The Consolidated Balance Sheets at December 31, 2010 and 2009 and the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, reflect the consolidated results of Meadowbrook and ProCentury commencing on August 1, 2008.  Refer to Note 2 ~ ProCentury Merger, for additional discussion of the Merger and a pro forma presentation of financial results of the combined company.

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

Certain amounts in the 2009 and 2008 financial statements and notes to consolidated financial statements have been reclassified to conform to the 2010 presentation.

Business

The Company, through its affiliated Insurance Company Subsidiaries, is a specialty niche focused commercial insurance underwriter and insurance administration services company. The Company markets and underwrites specialty property and casualty insurance programs and products on both an admitted and non-admitted basis through a broad and diverse network of independent retail agents, wholesalers, program administrators and general agents. Program business refers to an aggregation of individually underwritten risks that have some unique characteristic and are distributed through a select group of agents. The Company seeks to combine profitable underwriting, income from net commissions and fees, investment returns and efficient capital management to deliver consistent long-term growth in shareholder value.

Through its retail property and casualty agencies, the Company also generates commission revenue, which represents 1.5% of total consolidated revenues. The Company’s agencies are located in Michigan, California, and Florida and produce commercial, personal lines, life and accident and health insurance that is placed with more than fifty unaffiliated insurance carriers. These agencies produce a minimal amount of business for the Company’s affiliated Insurance Company Subsidiaries.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid short-term investments. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

The Company’s investment securities are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities that are not determined to be other-than-temporarily impaired are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes and, accordingly, have no effect on net income.

Refer to Note 3 ~ Investments of the Notes to Consolidated Financial Statements for further detail in regard to the Company’s investments.

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

Reserves related to the Company’s direct business and assumed business it manages directly are established through transactions processed through the Company’s internal systems and related controls.  Accordingly, case reserves are established on a current basis, therefore there is no delay or lag in reporting of losses from a ceding company, and IBNR is determined utilizing various actuarial methods based upon historical data.  Ultimate reserve estimates related to assumed business from residual markets are provided by individual states on a two quarter lag and include an estimated reserve based upon actuarial methods for this lag.  Assumed business that is subsequently 100% retroceded to participating reinsurers relates to business previously discontinued and now is in run-off.  Lastly, in relation to assumed business from other sources, the Company receives case and paid loss data within a forty-five day reporting period and develops estimates for IBNR based on both current and historical data.

In addition to case reserves and in accordance with industry practice, the Company maintains estimates of reserves for losses and LAE IBNR.  The Company projects an estimate of ultimate losses and LAE expenses at each reporting date.  The difference between the projected ultimate loss and LAE reserves and the case loss and LAE reserves is carried as IBNR reserves.  By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, the Company estimates the ultimate liability for losses and LAE, net of reinsurance recoverables.

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

The methods for making such estimates and for establishing the loss reserves and reinsurance recoverables are continually reviewed and updated.  There were no significant changes in key assumptions during 2010, 2009, and 2008.

Revenue Recognition

The Company accounts for its reinsurance and insurance products in accordance with Accounting Standards Codification (“ASC”) 944 – Financial Services – Insurance.

Premiums written, which include direct, assumed and ceded amounts are recognized as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received and actuarial estimates.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assumed premium estimates are specifically related to an established book of workers compensation business on which the Company has established an equity ownership relationship and the mandatory assumed pool business from the National Council on Compensation Insurance (“NCCI”), or residual market business.  The pool cedes workers’ compensation business to participating companies based upon the individual company’s market share by state.  The activity is reported from the NCCI to participating companies on a two quarter lag. To accommodate this lag, the Company estimates premium and loss activity based on historical and market based results.  Historically, the Company has not experienced any material difficulties or disputes in collecting balances from NCCI; therefore, no provision for doubtful accounts is recorded related to the assumed premium estimate.

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

The Company reviews, on an ongoing basis, the collectability of its receivables and establishes an allowance for estimated uncollectible accounts. As of December 31, 2010 and 2009, the allowance for uncollectibles on receivables was $3.0 million and $3.4 million, respectively.

Equity Earnings of Affiliates

Equity earnings represent investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. The Company has a 28.5% equity interest in one affiliate, MFH. The equity earnings of this interest were recorded in net income. Equity earnings, net of tax, from MFH in 2010 and 2009, was $2.3 million and $0.9 million, respectively.  The Company had no equity earnings related to MFH for 2008.  The Company received dividends from MFH in 2010 and 2009, for $1.0 million and $0.4 million, respectively.

The Company is recording the equity earnings in MFH based on a month lag due to timing differences with respect to the availability of information, as permissible under ASC 323-10-35-6, Investments - Equity Method and Joint Ventures - Subsequent Measurement.

The gross eared premium from MFH for the years ended December 31, 2010 and 2009 was $118.4 million and $17.0 million, respectively.  Additionally, the agent balances receivable from MFH for the years ended December 31, 2010 and 2009 was $39.0 million and $28.8 million, respectively.

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts. The Company reduces these costs for premium deficiencies.  There were no premium deficiencies for the years ended December 31, 2010, 2009, and 2008.

Participating Policyholder Dividends

The Company’s method for determining policyholder dividends is a combination of subjective and objective decisions, which may include, among other things, a loss ratio analysis for the specific program and the Company’s overall business strategy.  The Company determines the total dividends to be paid and then obtains the approval of the Board of Directors to pay up to a certain amount.  At December 31, 2010 and 2009, the Company had $1.3 million and $1.3 million accrued for policyholder dividends, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Refer to Note 15 ~ Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements for further detail in regard to the Company’s Goodwill.

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

The Company utilizes the asset and liability method of accounting for income tax.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Restricted Stock Awards

The Company, through its 2002 Amended and Restated Stock Option Plan (the “Plan”), may grant restricted stock awards (“RSAs”) to key executives and other members of management of the Company and its subsidiaries in amounts not to exceed 2,000,000 shares of the Company’s common stock allocation for the Plan.  The Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The RSAs vest over a four year period, with the first twenty percent vesting on the grant date, and the remaining eighty percent vesting annually on the anniversary date on a straight line basis over the requisite service period.  The unvested RSAs are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s  respective employment agreements.  The accounting for the RSAs are done in accordance with ASC 718, Compensation – Stock Compensation.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long Term Incentive Plan

The Company maintains a Long Term Incentive Plan (the “LTIP”).  The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period.  At the end of a three-year performance period, and if the performance targets for that period are achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP for the current performance period.  One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a stock award.  If the Company achieves the performance targets for the three-year performance period, payment of the cash portion of the award would be made in three annual installments, with the first payment being paid as of the end of that performance period and the remaining two payments to be paid in the subsequent two years.  Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause.  The portion of the award to be paid in the form of stock will be issued as of the end of that performance period.  The number of shares of Company’s common stock subject to the stock award shall equal the dollar amount of one-half of the LTIP award divided by the market value of Company’s common stock on the first date of the beginning of the performance period.  The stock awards shall be made subject to the terms and conditions of the LTIP and Plan.  The Company accrues awards based upon the criteria set forth and approved by the Compensation Committee, as included in the LTIP.  Refer to Note 12 ~ Variable Compensation for related disclosure on the Company’s change in the three-year performance period for its LTIP for the current plan years.

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

For the years ended December 31, 2010 and 2009, there were no outstanding options that have been excluded from the diluted earnings per share. For the year ended December 31, 2008, outstanding options of 63,250 have been excluded from the diluted earnings per share, as they were anti-dilutive.  There were no shares issuable pursuant to stock options included in diluted earnings per share for the years ended December 31, 2010 and 2009.  For the year ended December 31, 2008, shares issuable pursuant to stock options included in diluted earnings per share were 71.  Shares related to the LTIP included in diluted earnings per share were 309,757, 164,894, and 184,697 for the years ended December 31, 2010, 2009, and 2008, respectively.

Restricted stock awards granted under the Plan on February 23, 2010, were 202,500.  Shares retired for tax withholding were 4,928 resulting in a net issuance of 197,572, which are included in the weighted average number of common shares for the year ended December 31, 2010.

Comprehensive Income

Comprehensive income encompasses all changes in shareholders’ equity (except those arising from transactions with shareholders) and includes net income, net unrealized capital gains or losses on available for sale securities, net unrealized gains or losses in affiliates and unconsolidated subsidiaries, net increase or decrease on non-credit other-than-temporary impairments on available for sale securities, and net deferred derivative gains or losses on hedging activity.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Disclosures

Due to the short-term nature of cash and cash equivalents, premiums and agent balances receivable, reinsurance recoverables, accrued interest, and other assets, their estimated fair value approximates their carrying value.  Since debt and equity securities are recorded in the financial statements at their estimated fair value as securities available for sale, their carrying value is their estimated fair value. The Company’s long term debt, including its debentures, line of credit, accrued expenses and other liabilities, and reinsurance balances payable are either short term in nature or based on current market prices; therefore, their estimated fair value approximates their carrying value.  In addition, the Company’s derivative instruments, as disclosed in Note 8 ~ Derivative Instruments, are recorded in accordance with related accounting guidance and, therefore, are recorded at fair value.

Reclassifications and Redefining Segment Reporting

During the first quarter of 2010, the Company made certain reclassifications to the expense classifications in the Consolidated Statement of Income.  These reclassifications were made to enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income.   The reclassifications were the result of a comprehensive cost allocation study that allowed management to align the underlying internal salary and administrative costs with the underlying function of those costs.  Previously, internal salary and administrative costs were charged to the Insurance Company Subsidiaries based upon an estimated management fee and later eliminated during consolidation.  Under this new methodology, the actual costs are reimbursed by the Insurance Company Subsidiaries and the expenses are eliminated as a reimbursement of costs.  As such, the nature of the costs retain their underlying function in the consolidation process.  The Consolidated Statement of Income for the years ended December 31, 2009 and 2008, have been reclassified to conform to this revised presentation.

The following tables set forth the reclassification of expense line items for the years ended December 31, 2009 and 2008 (in thousands):

	For the Year Ended December 31, 2009
	As Previously Reported	Reclassification	Reclassified
Losses and loss adjustment expenses	$375,938	$20,339	$396,277
Reinsurance recoverables	(68,851)	—	(68,851)
Net losses and loss adjustment expenses	307,087	20,339	327,426
Salaries and employee benefits	80,923	(80,923)	—
Policy acquisition and other underwriting expenses	110,715	64,419	175,134
Other administrative expenses	39,413	(39,413)	—
General selling and administrative expenses	—	29,601	29,601
General corporate expenses	—	5,977	5,977
Amortization expense	5,781	—	5,781
Interest expense	10,596	—	10,596
Total expenses	$554,515	$—	$554,515

	For the Year Ended December 31, 2008
	As Previously Reported	Reclassification	Reclassified
Losses and loss adjustment expenses	$282,822	$16,296	$299,118
Reinsurance recoverables	(69,937)	—	(69,937)
Net losses and loss adjustment expenses	212,885	16,296	229,181
Salaries and employee benefits	62,862	(62,862)	—
Policy acquisition and other underwriting expenses	69,294	47,712	117,006
Other administrative expenses	35,000	(35,000)	—
General selling and administrative expenses	—	29,282	29,282
General corporate expenses	—	4,572	4,572
Amortization expense	6,310	—	6,310
Interest expense	7,681	—	7,681
Total expenses	$394,032	$—	$394,032

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, as part of this study, the Company re-evaluated its operating segments.  As a result of this re-evaluation, the Company concluded that the previously reported Agency Operations segment should no longer be considered a separate segment of the Company as Agency Operations because this segment now represents less than 2% of the Company’s consolidated revenues and less than 1% of the Company’s consolidated pre-tax profits.  As a result, the Company only reports one operating segment – Specialty Insurance Operations.

Revision to Previously Reported Statement of Cash Flows for December 31, 2008

As previously disclosed in the Company’s Form 10-K for the period ended December 31, 2009, the Company’s Consolidated Statements of Cash Flows for certain prior periods, as further described below, include revised amounts from those previously reported within cash flows from operating activities and investing activities.  These revisions to the previously reported Consolidated Statements of Cash Flows are primarily the result of the following items:

●
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

●
Cash flows pertaining to operating activities and investing activities also had revisions as a result of the classification related to opening balance sheet information and purchase accounting items, specifically related to the Company’s merger with ProCentury in the third quarter of 2008.

Accordingly, as a result of the above, the Company revised its previously reported Consolidated Statement of Cash Flows for the period ended December 31, 2008.  These revisions did not have any impact upon the balance sheet, income statements, statement of shareholders’ equity, or statement of other comprehensive income as previously reported by the Company.

The following table reflects only the line items and subtotals within the Statements of Cash Flows for the year ended December 31, 2008, which are revised (in thousands):

	For the Year Ended December 31, 2008

	As Previously Reported	Total Revisions	As Revised
Operating Activities
Loss on sale of investments	$11,569	$(3)	$11,566
Other assets	6,848	(11,398)	(4,550)
Other liabilities	1,376	4,406	5,782
Total adjustments	73,520	(6,995)	66,525
Net cash provided by operating activities	100,917	(6,995)	93,922

Investing Activities

Purchase of equity securities available for sale	—	(446)	(446)
Purchase of debt securities available for sale	(171,750)	63,851	(107,899)
Proceeds from sales and maturities of equity
securities available for sale	79	(10)	69
Proceeds from sales and maturities of debt
securities available for sale	168,582	(63,156)	105,426
Merger with ProCentury, net of cash acquired	(82,039)	7,126	(74,913)
Other investing activities	—	(370)	(370)
Net cash used in investing activities	(116,271)	6,995	(109,276)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 810, Consolidation (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810, contains consolidation guidance applicable to variable interest entities.  The guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a variable interest entity must be consolidated, and how involvement with the variable interest entity affects a company’s financial statements.  The guidance is effective for annual periods beginning after November 15, 2009. The Company adopted ASC 810 in the first quarter of 2010. The adoption of ASC 810 did not have a material impact on the Company’s  financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective for interim and annual reporting periods beginning after December 15, 2009, ASU 2010-06 requires additional disclosures for financial instrument transfers in and out of Levels 1 and 2 fair value measurements; and clarifies existing disclosure requirements around the level of disaggregation and for the inputs and valuation techniques. These additional disclosures are provided in Note 4 ~ Fair Value Measurements.

Effective for fiscal years beginning after December 15, 2010, ASU 2010-06 requires additional disclosures for activity in Level 3 fair value measurements. The adoption of this guidance did not have a significant impact on the Company’s disclosures.

In October 2010, the FASB issued ASU 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. Effective for interim and annual reporting periods beginning after December 15, 2011, ASU 2010-26 provides guidance to assist in a consistent application of accounting for costs related to acquiring or renewing insurance contracts among industry practice. The new guidance restricts the capitalization of a contract’s acquisition costs to those that are directly related to the successful acquisition of a new or renewing insurance contract. The Company is still evaluating the impact of adopting ASU 2010-26 on its financial condition and results of operations.

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

The combined company maintained the name of “Meadowbrook Insurance Group, Inc.” and the New York Stock Exchange symbol of “MIG.”

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Twelve and five months of earnings of ProCentury are included in the financial statements of the Company as of and for the years ended December 31, 2009 and 2008, respectively.

As described above, the purchase price consisted of both cash and stock consideration.  The value of the equity issued, in accordance with ASC 805, Business Combinations, was based on an average of the closing prices of Meadowbrook common shares for the two trading days before through the two trading days after Meadowbrook announced the final exchange ratio on July 24, 2008.  The purchase price also includes the transaction costs incurred by Meadowbrook.  The purchase price, as adjusted through December 31, 2008 and as adjusted through December 31, 2009, which was based on the Company’s final review in the third quarter of 2009, was calculated as follows (in thousands):

	As Adjusted Through December 31, 2008	Subsequent Purchase Accounting Adjustments	As Adjusted Through December 31, 2009
Cash consideration portion of purchase price	$99,073	$—	$99,073
Value of equity issued for stock consideration portion of purchase price	122,725	—	122,725
Transaction related costs of Meadowbrook	5,949	(184)	5,765
Purchase price	$227,747	$(184)	$227,563

The Company obtained third-party valuations of certain fixed assets and other intangible assets, which have been reflected within the purchase price allocation.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair values of ProCentury’s assets and liabilities assumed upon the closing of the Merger and as adjusted for subsequent purchase accounting adjustments.   As previously indicated, the Company’s allocation period for purchase accounting adjustments closed during the third quarter of 2009.

	As Adjusted Through December 31, 2008	Subsequent Purchase Accounting Adjustments	As Adjusted Through December 31, 2009
	(in thousands)
ASSETS

Cash	$23,248	$—	$23,248
Investments	412,542	—	412,542
Agent balances	36,497	—	36,497
Deferred policy acquisition costs	27,435	—	27,435
Federal income taxes recoverable	7,386	—	7,386
Deferred taxes	7,451	—	7,451
Reinsurance recoverables	45,522	—	45,522
Prepaid insurance premiums	17,695	—	17,695
Goodwill	59,490	(186)	59,304
Other intangible assets	26,000	—	26,000
Other assets (1)	27,164	2	27,166
Total Assets	$690,430	$(184)	$690,246

LIABILITIES
Losses and loss adjustment expenses	$289,533	$—	$289,533
Unearned premiums	126,259	—	126,259
Reinsurance funds held and balances payable	13,911	—	13,911
Debentures	25,000	—	25,000
Other liabilities (1)	7,980	—	7,980
Total Liabilities	462,683	—	462,683

Purchase price	$227,747	$(184)	$227,563

(1) Other assets include a receivable of $11.6 million and other liabilities include a payable of $4.7 million, both of which represent a pre-merger transaction with the Company.  The pre-merger receivable and payable with the Company were eliminated upon consolidation of the combined company.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the unaudited pro forma results for the year ended December 31, 2008, giving effect to the Merger as if it had occurred as though the companies had been combined as of the beginning of the of the period presented.

For the Years Ended December 31, 2008
(in thousands except share data)

Revenues	$561,049

Expenses (1)	520,211

Income before taxes and equity earnings	40,838

Income tax expense	15,596

Net income	$25,242

Net income per diluted share	$0.43

Weighted average number of common shares:
Diluted (2)	58,153,667

(1) The pro forma results include approximately $7.0 million in expenses related to transaction costs and restructuring charges ProCentury incurred in conjunction with the Merger.

(2)  The weighted average number of diluted common shares has been adjusted giving effect as if the shares issued in accordance with the purchase price had been as of the beginning of the period presented.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. INVESTMENTS

The estimated fair value of investments in securities is determined based on published market quotations and broker/dealer quotations. The cost or amortized cost, gross unrealized gains, losses, non-credit other than temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at December 31, 2010 and December 31, 2009 were as follows (in thousands):

		December 31, 2010
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated Fair
	Cost	Gains	Losses	OTTI	Value
Debt Securities:
U.S. Government and agencies	$25,375	$1,363	$(24)	$—	$26,714
Obligations of states and political subs	527,080	22,176	(2,125)	—	547,131
Corporate securities	379,974	21,555	(1,355)	(3)	400,171
Redeemable preferred stocks	3,368	1,044	—	—	4,412
Residential mortgage-backed securities	181,966	12,182	(694)	(151)	193,303
Commercial mortgage-backed securities	34,942	1,236	(478)	—	35,700
Other asset-backed securities	18,090	1,476	(33)	(604)	18,929
Total debt securities available for sale	1,170,795	61,032	(4,709)	(758)	1,226,360
Equity Securities:
Perpetual preferred stock	10,869	2,006	(6)	—	12,869
Common stock	14,763	1,255	(404)	—	15,614
Total equity securities available for sale	25,632	3,261	(410)	—	28,483
Total securities available for sale	$1,196,427	$64,293	$(5,119)	$(758)	$1,254,843

		December 31, 2009
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated Fair
	Cost	Gains	Losses	OTTI	Value
Debt Securities:
U.S. Government and agencies	$26,177	$1,037	$(60)	$—	$27,154
Obligations of states and political subs	499,384	21,566	(816)	—	520,134
Corporate securities	257,187	10,872	(892)	(22)	267,145
Redeemable preferred stocks	2,689	1,349	(38)	—	4,000
Residential mortgage-backed securities	214,562	11,379	(114)	(615)	225,212
Commercial mortgage-backed securities	24,015	292	(579)	—	23,728
Other asset-backed securities	21,440	983	(181)	(1,061)	21,181
Total debt securities available for sale	1,045,454	47,478	(2,680)	(1,698)	1,088,554
Equity Securities:
Perpetual preferred stock	12,131	1,350	(168)	—	13,313
Common stock	14,788	691	(450)	—	15,029
Total equity securities available for sale	26,919	2,041	(618)	—	28,342
Total securities available for sale	$1,072,373	$49,519	$(3,298)	$(1,698)	$1,116,896

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of December 31, 2010 and December 31, 2009 were as follows (in thousands):

	December 31, 2010	December 31, 2009
Unrealized gains	$64,293	$49,519
Unrealized losses	(5,119)	(3,298)
Non-credit OTTI	(758)	(1,698)
Net unrealized gains	58,416	44,523
Deferred federal income tax expense	(20,445)	(15,583)
Net unrealized gains on investments, net of deferred federal income taxes	$37,971	$28,940

Net realized (losses including OTTI) gains on securities, for the three years ended December 31, 2010, 2009, and 2008 were as follows (in thousands):

	December 31,
	2010	2009	2008
Realized (losses) gains:
Debt securities:
Gross realized gains	$1,760	$3,977	$352
Gross realized losses	(429)	(3,587)	(3,266)
Total debt securities	1,331	390	(2,914)
Equity securities:
Gross realized gains	495	70	—
Gross realized losses	(98)	(858)	(8,655)
Total equity securities	397	(788)	(8,655)
Net realized gains (losses)	$1,728	$(398)	$(11,569)

OTTI included in realized losses on securities above	$(491)	$(3,469)	$(11,719)

Proceeds from the sales of fixed maturity securities available for sale were $10.2 million, $62.5 million, and $33.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

At December 31, 2010, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$33,145	$34,331
Due after one year through five years	230,527	240,256
Due after five years through ten years	536,840	567,055
Due after ten years	135,285	136,786
Mortgage-backed securities, collateralized obligations and asset-backed securities	234,998	247,932
	$1,170,795	$1,226,360

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net investment income for the three years ended December 31, 2010, 2009, and 2008 was as follows (in thousands):

	December 31,
	2010	2009	2008
Net Investment Income Earned From:
Debt securities	$52,390	$48,187	$33,906
Equity securities	2,073	2,168	1,105
Cash and cash equivalents	805	1,057	2,485
Total gross investment income	55,268	51,412	37,496
Less investment expenses	1,095	1,046	872
Net investment income	$54,173	$50,366	$36,624

United States Government obligations, municipal bonds, and bank certificates of deposit aggregating $118.2 million and $98.5 million were on deposit at December 31, 2010 and 2009, respectively, with state regulatory authorities or otherwise pledged as required by law or contract.

Other-Than-Temporary Impairments of Securities and Unrealized Losses on Investments

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

When assessing the Company’s intent to sell a debt security, if it is more likely than not the Company will be required to sell a debt security before recovery of its cost basis, facts and circumstances such as, but not limited to, decisions to reposition the security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing, are evaluated.  In order to determine the amount of the credit loss for a debt security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows expected to be recovered.  The discount rate is the effective interest rate implicit in the underlying debt security upon issuance.  The effective interest rate is the original yield or the coupon if the debt security was previously impaired.  If an OTTI exists and there is not sufficient cash flows or other information to determine a recovery value of the security, the Company concludes that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss in the Consolidated Statements of Income.

To determine the recovery period of a debt security, the Company considers the facts and circumstances surrounding the underlying issuer including, but not limited to the following:
●	Historical and implied volatility of the security;
●	Length of time and extent to which the fair value has been less than amortized cost;
●	Conditions specifically related to the security such as default rates, loss severities, loan to value ratios, current levels of subordination, third party guarantees, and vintage;
●	Specific conditions in an industry or geographic area;
●	Any changes to the rating of the security by a rating agency;
●	Failure, if any, of the issuer of the security to make scheduled payments; and
●	Recoveries or additional declines in fair value subsequent to the balance sheet date.

In periods subsequent to the recognition of an OTTI, the security is accounted for as if it had been purchased on the measurement date of the OTTI.  Therefore, for a fixed maturity security, the discount or reduced premium is reflected in net investment income over the contractual term of the investment in a manner that produces a constant effective yield.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

After the Company’s review of its investment portfolio in relation to this policy, the Company recorded an OTTI loss of $0.5 million for the year ended December 31, 2010, of which no non-credit related OTTI losses were recognized in other comprehensive income.  For the year ended December 31, 2009, the Company recorded an OTTI loss of $5.2 million, of which a non-credit related OTTI loss of $1.7 million was recognized in other comprehensive income, resulting in a credit related OTTI loss of $3.5 million. For the year ended December 31, 2008, the Company recorded an OTTI loss of $11.7 million. These impairments pertained to certain corporate bonds, asset-backed and mortgage-backed securities.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	December 31, 2010
	Less than 12 months		Greater than 12 months		Total
	Fair Value of Investments with Unrealized Losses (89 Securities)	Gross Unrealized Losses and Non-Credit OTTI	Fair Value of Investments with Unrealized Losses (19 Securities)	Gross Unrealized Losses and Non- Credit OTTI	Fair Value of Investments with Unrealized Losses (108 Securities)	Gross Unrealized Losses and Non- Credit OTTI
Debt Securities:
U.S. Government and agencies	$3,381	$(24)	$—	$—	$3,381	$(24)
Obligations of states and political subs	71,422	(2,119)	679	(6)	72,101	(2,125)
Corporate securities	70,411	(1,358)	—	—	70,411	(1,358)
Redeemable preferred stocks	—	—	—	—	—	—
Residential mortgage-backed securities	22,161	(694)	3,631	(151)	25,792	(845)
Commercial mortgage-backed securities	7,052	(183)	311	(295)	7,363	(478)
Other asset-backed securities	1,569	(16)	2,617	(621)	4,186	(637)
Total debt securities	175,996	(4,394)	7,238	(1,073)	183,234	(5,467)
Equity Securities:
Perpetual preferred stock	995	(6)	—	—	995	(6)
Common stock	—	—	5,063	(404)	5,063	(404)
Total equity securities	995	(6)	5,063	(404)	6,058	(410)
Total securities	$176,991	$(4,400)	$12,301	$(1,477)	$189,292	$(5,877)

	December 31, 2009
	Less than 12 months		Greater than 12 months		Total
	Fair Value of Investments with Unrealized Losses (86 Securities)	Gross Unrealized Losses and Non-Credit OTTI	Fair Value of Investments with Unrealized Losses (41 Securities)	Gross Unrealized Losses and Non-Credit OTTI	Fair Value of Investments with Unrealized Losses (127 Securities)	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$3,546	$(60)	$—	$—	$3,546	$(60)
Obligations of states and political subs	53,577	(640)	7,115	(176)	60,692	(816)
Corporate securities	55,276	(912)	199	(2)	55,475	(914)
Redeemable preferred stocks	—	—	721	(38)	721	(38)
Residential mortgage-backed securities	5,971	(79)	4,596	(650)	10,567	(729)
Commercial mortgage-backed securities	3,286	(20)	8,109	(559)	11,395	(579)
Other asset-backed securities	3,177	(972)	1,354	(270)	4,531	(1,242)
Total debt securities	124,833	(2,683)	22,094	(1,695)	146,927	(4,378)
Equity Securities:
Perpetual preferred stock	103	(24)	2,862	(144)	2,965	(168)
Common stock	—	—	5,074	(450)	5,074	(450)
Total equity securities	103	(24)	7,936	(594)	8,039	(618)
Total securities	$124,936	$(2,707)	$30,030	$(2,289)	$154,966	$(4,996)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of April 1, 2009	$(46)
Additional credit impairments on:
Previously impaired securities	(459)
Securities for which an impairment was not previously recognized	(42)
Reductions	—
Balance as of December 31, 2009	(547)
Additional credit impairments on:
Previously impaired securities	(264)
Securities for which an impairment was not previously recognized	—
Reductions	89
Balance as of December 31, 2010	$(722)

4. FAIR VALUE MEASUREMENTS

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

Level 1 – Valuations that are based on unadjusted quoted prices in active markets for identical securities. The fair value of exchange-traded preferred and common equities, and mutual funds included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The fair value measurements that were based on Level 1 inputs comprise 2.6% of the fair value of the total investment portfolio.

Level 2 – Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information.  The third party pricing service monitors market indicators, as well as industry and economic events.  The Level 2 category includes corporate bonds, government and agency bonds, asset-backed, residential mortgage-backed and commercial mortgage-backed securities and municipal bonds.  The fair value measurements that were based on Level 2 inputs comprise 97.1% of the fair value of the total investment portfolio.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Level 3 – Valuations that are derived from techniques in which one or more of the significant inputs are unobservable and/or involve management judgment and/or are based on non-binding broker quotes.  The fair value measurements that were based on Level 3 inputs comprise 0.3% of the fair value of the total investment portfolio.

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

The Level 3 securities consist of 14 securities totaling $4.1 million or 0.33% of the total investment portfolio.  These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip.  To fair value these securities, the third party investment manager uses a combination of methods.  Non-binding broker/dealer quotes are used on 5 holdings.  Benchmarking techniques based upon industry sector, rating and other factors are used on 9 holdings.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of December 31, 2010 (in thousands):

		Fair Value Measurements Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Debt Securities:
U.S. Government and agencies	$26,714	$—	$26,714	$—
Obligations of states and political subs	547,131	—	547,131	—
Corporate securities	400,171	—	399,356	815
Redeemable preferred stocks	4,412	4,412	—	—
Residential mortgage-backed securities	193,303	—	193,303	—
Commercial mortgage-backed securities	35,700	—	35,700	—
Other asset-backed securities	18,929	—	15,662	3,267
Total debt securities available for sale	1,226,360	4,412	1,217,866	4,082
Equity Securities:
Perpetual preferred stock	12,869	12,135	734	—
Common stock	15,614	15,614	—	—
Total equity securities available for sale	28,483	27,749	734	—
Total securities available for sale	$1,254,843	$32,161	$1,218,600	$4,082

Derivatives - interest rate swaps	$(5,932)	$—	$(5,932)	$—

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3

Balance as of January 1, 2009	$11,991

Total gains or losses (realized/unrealized):
Included in earnings	(83)
Included in other comprehensive income	(347)

Purchases	—
Issuances	—
Settlements	(1,998)

Transfers in and out of Level 3	(5,402)
Balance as of December 31, 2009	4,161

Total gains or losses (realized/unrealized):
Included in earnings	(3)
Included in other comprehensive income	463

Purchases	—
Issuances	—
Settlements	(97)

Transfers in and out of Level 3	(442)
Balance as of December 31, 2010	$4,082

Total credit losses for the period that are included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date amounted to $78,000.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of a reporting period.  During the year ended December 31, 2010, there were no transfers into Level 1.  Two preferred equity securities were transferred out of Level 1 into Level 2 as their pricing was no longer determined in an active market. Two asset-backed securities were transferred into Level 2 from Level 3 as the third party pricing source calculated the fair value using observable market data inputs.  One asset-backed security was transferred into Level 3 as fair value was no longer determined using market inputs that could be directly or indirectly observable.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
	For the Years Ended
	December 31,
	2010	2009	2008
Balance, beginning of year	$949,177	$885,697	$540,002
Less reinsurance recoverables	266,801	260,366	198,461
Net balance, beginning of year	682,376	625,331	341,541
Additional net reserves at August 1, 2008	—	—	247,739
Total Beginning Reserves	682,376	625,331	589,280
Incurred related to:
Current year	430,653	356,096	245,953
Prior years	(31,003)	(28,670)	(16,772)
Total incurred	399,650	327,426	229,181
Paid related to:
Current year	110,006	96,856	73,210
Prior years	187,818	173,525	119,920
Total paid	297,824	270,381	193,130
Net balance, end of year	784,202	682,376	625,331
Plus reinsurance recoverables	280,854	266,801	260,366
Balance, end of year	$1,065,056	$949,177	$885,697

During 2010, the Company made certain reclassifications to the expense classifications in the Consolidated Statement of Income.  Therefore, the 2009 and 2008 calendar year columns above have been reclassified to conform to this revised presentation.  Reclassifications for both paid and incurred 2009 and 2008 numbers were $20.3 million and $16.3 million, respectively.  Information relating to the reclassifications is included within Note 1 ~ Summary of Significant Accounting Policies.

As a result of favorable development on prior accident years’ reserves, the provision for losses and loss adjustment expenses (“LAE”) decreased by $31.0 million in calendar year 2010, $28.7 million in calendar year 2009 and $16.8 million in calendar year 2008.

For the year ended December 31, 2010, the Company reported net favorable development on loss and LAE of $31.0 million, or 4.5% of $682.4 million of beginning net loss and LAE reserves.  There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2010.  The $31.0 million of favorable development reflects favorable development of $20.7 million, $9.9 million, $3.6 million, and $3.2 million related to commercial multiple peril, commercial auto programs, other lines of business and the residual markets, respectively.  The 2010 development also reflects unfavorable development of $6.4 million related to the workers’ compensation programs.

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

For the year ended December 31, 2008, the Company reported net favorable development on loss and LAE of $16.8 million, or 2.8% of $589.3 million of beginning net loss and LAE reserves, which include $341.5 million of Meadowbrook loss & LAE reserves at December 31, 2007 and $247.7 million of ProCentury net loss & LAE reserves at August 1, 2008.  There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2008.  The $16.8 million of favorable development reflects favorable development of $12.7 million, $5.2 million, $3.5 million, and $2.7 million related to workers’ compensation programs, commercial auto programs, other lines of business, and residual markets, respectively.  The 2008 development also reflects unfavorable development of $7.3 million related to the commercial multiple peril programs.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company receives ceding commissions in conjunction with reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $15.0 million, $16.7 million, and $12.6 million in 2010, 2009, and 2008, respectively.

At December 31, 2010 and 2009, the Company had reinsurance recoverables for paid and unpaid losses of $294.2 million and $274.5 million, respectively.

The Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best Company (“A.M. Best”) rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners.  The Company generally does not seek collateral where the reinsurer is rated “A-” or better by A.M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan.  As of December 31, 2010, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A” A.M. Best rating and accounts for 18.7% of the total recoverable for paid and unpaid losses.

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

The Company has historically maintained an allowance for the potential exposure to the uncollectibility of certain reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility.  While management believes the allowances to be adequate, no assurance can be given regarding the future ability of any of the Company’s risk-sharing partners to meet their financial obligations.

The Company maintains a reinsurance structure designed to protect against large or unusual loss and loss adjustment expense activity. The Company determines the appropriate amount of reinsurance primarily based on the Company’s evaluation of the risks accepted, but also considers analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance.  To date, there have been no material disputes with the Company’s reinsurers.  However, no assurance can be given regarding the future ability of any of the Company’s  reinsurers to meet their obligations.

Under the Company’s workers’ compensation reinsurance treaty, reinsurers are responsible for 100% of each loss in excess of $1.0 million, up to $10.0 million for each claimant. In addition, there is coverage for loss events involving more than one claimant up to $75.0 million per occurrence in excess of the $1.0 million retention.

Under the Company’s core casualty reinsurance treaty, reinsurers are responsible for 100% of each loss in excess of $1.0 million, up to $6.0 million per occurrence.  The Company also maintains an additional $3.0 million in clash protection to cover all casualty lines other than workers’ compensation, where two or more policies or coverage parts are triggered in an event.  Additionally, the Company maintains an awards made cover for judgments in excess of policy limits or extra contractual obligations arising under all casualty lines other than workers’ compensation.  Reinsurers are responsible for 100% of $10.0 million of each award in excess of a $500,000 retention.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has a separate treaty to cover liability specifically related to commercial trucking, whereby reinsurers are responsible for 100% of each loss in excess of $500,000, up to $2.0 million per occurrence.  In addition, the Company has a separate treaty to cover risks related to the agricultural industry.   Under the agriculture treaty, reinsurers are responsible for 100% of each loss in excess of $500,000 up to $1.0 million per occurrence for casualty and up to $10.0 million for property of each risk.

Under the Company’s property reinsurance treaty, reinsurers are responsible for 100% of the amount of each loss, each risk, in excess of $1.0 million, up to $10.0 million per risk.  The Company has $46.0 million in catastrophe coverage for loss events involving multiple locations after the Company has incurred a $4.0 million net loss per occurrence.

The Company has a separate treaty to cover excess liability related to public entity risks.  Reinsurers are responsible for 100% of $4.0 million in excess of $1.0 million for each occurrence in excess of the policyholders’ self-insured retentions.  In addition, the Company maintains coverage for 100% of $10.0 million in excess of $5.0 million of each loss occurrence for all lines, except workers’ compensation, which is covered by the Company’s core catastrophic workers’ compensation treaty structure up to $75.0 million per occurrence.

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

The Company maintains a variable quota share reinsurance treaty for its ocean marine business, which allows for a proportionate sharing of premium and losses.  The percentage of ceded reinsurance increases as the limit on the policy increases.  The maximum risk limit is $5.0 million, with reinsurers responsible for a proportionate share of limits up to $4.0 million while the Company’s retention is limited to its proportional share up to a maximum of $1.0 million.

Under the Company’s aviation treaties, reinsurers are responsible for up to $4.5 million in excess of $500,000 for hull exposures and up to $9.5 million in excess of $1.0 million for aviation liability exposures. The Company’s retention for any one loss occurrence is limited to $1.0 million.

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

Reconciliations of direct to net premiums, on a written and earned basis, for 2010, 2009, and 2008 are as follows (in thousands):

	2010		2009		2008
	Written	Earned	Written	Earned	Written	Earned
Direct	$782,009	$758,890	$678,380	$637,043	$449,618	$441,709
Assumed	19,892	16,341	10,307	7,815	8,065	14,073
Ceded	(108,302)	(115,391)	(108,669)	(105,256)	(82,489)	(86,061)
Net	$693,599	$659,840	$580,018	$539,602	$375,194	$369,721

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

One reinsurer, with an A.M. Best financial strength rating of “A-” (Excellent), accounts for 9.3% of ceded premiums in 2010.

7. DEBT

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”).  The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of its Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger.  The revolving credit facility includes a letter of credit facility with a sublimit.  The total amount of credit available under the revolving credit facility is $35.0 million, which may include up to $15 million in letters of credit.  As of December 31, 2010, the outstanding balance on its term loan facility was $37.8 million.  The Company had a zero outstanding balance on its revolving credit facility as of December 31, 2010, and $0.5 million in letters of credit had been issued as of December 31, 2010.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.  At December 31, 2009, the Company had an outstanding balance of $49.9 million on its term loan and had a zero outstanding balance on its revolving credit facility.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate.  The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin.  The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio.  In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities.  At December 31, 2010, the interest rate on the Company’s term loan was 5.70%, which consisted of a fixed rate of 3.95%, as described in Note 8 ~ Derivative Instruments, plus an applicable margin of 1.75%.

The debt financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.”  As of December 31, 2010, the Company was in compliance with these debt covenants.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

					Interest
					Rate at
					December
Year of		Year			31, 2010	Principal
Issuance	Description	Callable	Year Due	Interest Rate Terms	(1)	Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.35%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.29%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.48%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.88%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.30%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.39%	10,000
					Total	$80,930

(1) The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2) Represents the junior subordinated debentures acquired in conjunction with the Merger.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The junior subordinated debentures issued in 2003 and 2005 were issued in conjunction with the issuance of $10.0 million and $20.0 million in mandatory redeemable trust preferred securities to a trust formed by an institutional investor from the Company’s unconsolidated subsidiary trusts, Meadowbrook Capital Trust I and Meadowbrook Capital Trust II, respectively.

The junior subordinated debentures acquired in the ProCentury Merger were issued in conjunction with the issuance of $15.0 million and $10.0 million in floating rate trust preferred securities to a trust formed from the Company’s unconsolidated trust, ProFinance Statutory Trust I and ProFinance Statutory Trust II.  The Company also acquired the remaining unamortized portion of the capitalized issuance costs associated with these debentures.  The remaining unamortized portion of the issuance costs acquired was $625,000.  These issuance costs are included in other assets on the balance sheet.  The remaining balance is being amortized over a five year period beginning August 1, 2008, as a component of interest expense.

The junior subordinated debentures are unsecured obligations of the Company and are junior to the right of payment to all senior indebtedness of the Company.  The Company has guaranteed that the payments made to the four trusts mentioned above will be distributed to the holders of the respective trust preferred securities.

The Company estimates that the fair value of the above mentioned junior subordinated debentures and senior debentures issued approximate the gross proceeds of cash received at the time of issuance.

8. DERIVATIVE INSTRUMENTS

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

					Fixed
					Amount at
	Expiration				December
Effective Date	Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	31, 2010

04/23/2008	05/24/2011	Senior debentures (1)	Three-month LIBOR, plus 4.20%	7.720%	$7,000
04/23/2008	06/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
04/29/2008	04/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
07/31/2008	07/31/2013	Term loan (2)	Three-month LIBOR	3.950%	37,750
08/15/2008	08/15/2013	Junior subordinated debentures (3)	Three-month LIBOR	3.780%	10,000
09/04/2008	09/04/2013	Junior subordinated debentures (3)	Three-month LIBOR	3.790%	15,000
09/08/2010	05/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
09/16/2010	09/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
09/16/2010	09/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000

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

(2) The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule.  The Company fixed only the variable interest portion of the loan.  The actual interest payments associated with the term loan also include an additional rate of 1.75% in accordance with the credit agreement.

(3) The Company fixed only the variable interest portion of the debt.  The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

In relation to the above interest rate swaps, the net interest expense incurred for the year ended December 31, 2010, 2009 and 2008 was approximately $4.4 million, $4.1 million and $763,000, respectively.

As of December 31, 2010 and 2009, the total fair value of the interest rate swaps were both approximately ($5.9 million).  At December 31, 2010 and 2009, accumulated other comprehensive income included accumulated loss on the cash flow hedge, net of taxes, of approximately $3.9 million for both years.

In May 2010, the Company amended its existing $6.0 million convertible note receivable with an unaffiliated insurance agency.  The effective interest rate of the convertible note is equal to the three-month LIBOR, plus 5.2% and is due June 30, 2014. The insurance agency has been a producer for the Company for several years.  As security for the loan, the borrower granted the Company a security interest in its accounts, cash, general intangibles, and other intangible property.  Also, pledged as collateral are 100% of the common shares of the holding company and its subsidiary insurance agencies, the common shares owned by the shareholder in another agency, and the shareholder also executed a personal guaranty. This note is convertible at the option of the Company based upon a pre-determined formula.

9. REGULATORY MATTERS AND RATING ISSUES

A significant portion of the Company’s consolidated assets represents assets of its Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is limited by regulatory guidelines.  These guidelines specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months.  Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2010 was $52.0 million without prior regulatory approval. In addition to ordinary dividends, the Insurance Company Subsidiaries had the capacity to pay $108.2 million of extraordinary dividends in 2010 subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income.  Total ordinary dividends paid from the Company’s Insurance Company Subsidiaries to its holding company were $42.0 million and $39.5 million in 2010 and 2009, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized 2010 and 2009 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, is as follows (in thousands):

2010:	Star	Savers	Williamsburg	Ameritrust	Century	PIC
Statutory capital and surplus	$226,352	$45,065	$23,021	$20,577	$144,141	$32,924
RBC authorized control level	$54,391	$9,723	$5,031	$4,314	$28,801	$7,031
Statutory net income	$28,571	$6,840	$3,304	$3,057	$15,711	$3,422

2009:	Star	Savers	Williamsburg	Ameritrust	Century	PIC
Statutory capital and surplus	$207,035	$44,419	$22,896	$20,231	$144,812	$29,096
RBC authorized control level	$47,103	$8,180	$4,230	$3,665	$24,271	$5,916
Statutory net income	$25,379	$6,784	$3,035	$2,994	$26,622	$(1,557)

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies.  The Company’s targets for gross and net written premium to statutory surplus are 3.0 to 1.0 and 2.5 to 1.0, respectively.  As of December 31, 2010, on a statutory consolidated basis, the gross and net premium leverage ratios were 2.2 to 1.0 and 1.9 to 1.0, respectively.

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

At December 31, 2010, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required.  At December 31, 2010 and 2009, the Company’s consolidated statutory surplus was $370.5 million and $351.8 million, respectively.  For the years ended December 31, 2010, 2009, and 2008, the Company’s consolidated statutory net income was $48.3 million, $48.7 million, and $24.5 million, respectively.

Currently, the Company’s financial strength rating from A.M. Best is “A−” (Excellent) for its Insurance Company Subsidiaries. A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. DEFERRED POLICY ACQUISITION COSTS

The following table reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Balance, beginning of period	$68,787	$56,454	$26,926
Additional deferred policy acquisition costs at August 1, 2008 (1)	—	—	27,436
Acquisition costs deferred	134,529	114,103	54,652
Amortized to expense during the period	(124,561)	(101,770)	(52,560)
Balance, end of period	$78,755	$68,787	$56,454

(1)  Deferred policy acquisition costs activity for 2008 includes that related to ProCentury of $27.4 million added at August 1, 2008.

The Company reduces deferred policy acquisition costs for premium deficiencies. There were no premium deficiencies at December 31, 2010, 2009, and 2008.

11. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Current tax expense	$28,252	$18,036	$13,925
Deferred tax (benefit) expense	(4,435)	3,285	2,742
Total provision for income tax expense	$23,817	$21,321	$16,667

A reconciliation of the Company’s tax provision on income from operations to the U.S. federal income tax rate of 35% is as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Tax provision at statutory rate	$28,281	$25,588	$15,338
Tax effect of:
Tax exempt interest	(5,266)	(5,145)	(3,840)
Deferred tax asset valuation allowance	(2,619)	710	4,688
Deferred and other tax asset adjustments	2,887	—	—
State income taxes, net of federal benefit	569	291	365
Other, net	(35)	(123)	116
Federal and state income tax expense	$23,817	$21,321	$16,667
Effective tax expense rate	29.5%	29.2%	38.0%

At December 31, 2010 and 2009, the current taxes receivable were $1.9 million and $4.4 million, respectively.

Deferred federal income taxes reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Unpaid losses and loss adjustment expenses	$31,876	$—	$26,681	$—
Unearned premium reserves	22,731	—	20,381	—
Unrealized loss / gains on investments	—	18,428	—	13,508
Deferred policy acquisition costs	—	27,564	—	24,075
Goodwill	—	5,635	—	4,580
Amortization of intangible assets	—	5,883	—	7,015
Other than temporary impairment losses on investments and purchase accounting adjustments	9,924	—	13,168	—
Other, net	4,201	—	3,274	—
Total deferred taxes	68,732	$57,510	63,504	$49,178
Net deferred tax assets before valuation allowance	11,222		14,326
Valuation allowance	(5,653)		(8,681)
Net deferred tax assets	$5,569		$5,645

Realization of the deferred tax asset shown above is dependent upon generating sufficient taxable income to absorb the applicable reversing temporary differences.  A valuation allowance is established if, based upon certain facts and circumstances, management believes some or all of certain tax assets will not be realized.  At December 31, 2010 and 2009, the Company had a valuation allowance of $5.7 million and $8.7 million, respectively, related to unrealized losses on securities and other than temporary impairments that, upon realization, could not be offset by past or future capital gains.  During 2010, the valuation allowance decreased by $3,028,000, of which $409,000 was recorded through other comprehensive income.  The remaining $2,619,000  was recorded through the statement of operations.  During 2009, a decrease in the valuation allowance of $694,000 was recorded through other comprehensive income.  This was offset by an increase in the valuation allowance of $710,000 that was recorded through the statement of operations. Management periodically evaluates the adequacy of the valuation allowances, taking into account open tax positions, tax assessments received and tax law changes.  This evaluation involves the use of estimates and a high degree of management judgment.  Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities and reserves.

At December 31, 2010 and 2009, the Company did not have any unrecognized tax benefits.  Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively.  As of December 31, 2010 and December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  Tax returns for all years after 2005 are subject to future examination by tax authorities.

12. VARIABLE COMPENSATION

Stock Options

The Company has the ability to issue stock options pursuant to its 2002 Amended and Restated Stock Option Plan (the “Plan”).  Currently, the Plan has either five or ten-year option terms and are exercisable and vest in equal increments over the option term.  The Company has not issued any new stock options to employees since 2003.  As of December 31, 2010 and 2009, the Company had no options outstanding.

Restricted Stock Awards

 On February 23, 2010, the Company issued a total of 202,500 restricted stock awards (“RSAs”), to eight executives of the Company, from its 2002 Amended and Restated Stock Option Plan (the “Plan”).  The RSAs vest over a four year period.  The first twenty percent vested on February 23, 2010, and the remaining eighty percent will vest annually on a straight line basis over the requisite service period, which ends February 23, 2014.  The unvested RSAs are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s  respective employment agreements.  In accordance with ASC 718, Compensation – Stock Compensation, the Company recorded approximately $526,000 of compensation expense for the year ended December 31, 2010.  The total compensation cost related to the nonvested portion of the awards that have not yet been recognized as of December 31, 2010, is $902, 000 and is expected to be recognized over the next three years.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long Term Incentive Plan

The Company maintains a Long Term Incentive Plan (the “LTIP”).  The LTIP provides participants with the opportunity to earn cash and stock awards based upon the achievement of specified financial goals over a three-year performance period.  At the end of a three-year performance period, and if the performance targets for that period are achieved, the Compensation Committee of the Board of Directors shall determine the amount of LTIP awards that are payable to participants in the LTIP for the current performance period.  One-half of any LTIP award will be payable in cash and one-half of the award will be payable in the form of a stock award.  If the Company achieves the performance targets for the three-year performance period, payment of the cash portion of the award would be made in three annual installments, with the first payment being paid as of the end of that performance period and the remaining two payments to be paid in the subsequent two years.  Any unpaid portion of a cash award is subject to forfeiture if the participant voluntarily leaves the Company or is discharged for cause.  The portion of the award to be paid in the form of stock will be issued as of the end of that performance period.  The number of shares of the Company’s common stock subject to the stock award shall equal the dollar amount of one-half of the LTIP award divided by the market value of the Company’s common stock on the first date of the beginning of the performance period.  The stock awards shall be made subject to the terms and conditions of the LTIP and Plans.  The Company accrues awards based upon the criteria set-forth and approved by the Compensation Committee, as included in the LTIP.

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

In 2008, the Company achieved its specified financial goals for the 2007-2008 plan years.  On February 13, 2009, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of the LTIP award for the 2007-2008 plan years, which included both a cash and stock award.  The total cash distribution was $1.6 million, of which approximately $530,000 was paid out in 2009 with the remainder to be paid out evenly in 2010 and 2011.  The stock portion of the LTIP award was $1.6 million, which resulted in the issuance of 161,686 shares of the Company’s common stock.  Of the 161,686 shares issued, 55,968 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant.  The stock portion of the award was fully expensed as of December 31, 2008.  The cash portion of the award is being expensed over a four-year period.  In addition, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the new performance targets for the 2009-2011 plan years.  The Company began accruing for the LTIP payout for the 2009-2011 plan years as of March 31, 2009.

At December 31, 2010, for all plan years under the LTIP the Company had approximately $1.7 million and approximately $2.0 million accrued for the cash and stock award, respectively.  As previously indicated, the stock portion for the 2007-2008 plan years was fully expensed as of December 31, 2008.  At December 31, 2009, for all plan years under the LTIP the Company had $1.3 million and $1.0 million accrued for the cash and stock award, respectively.  Shares related to the Company’s LTIP included in diluted earnings per share were 309,757 and 164,894 for the years ended December 31, 2010 and 2009, respectively.

Deferred Compensation Plan

The Company maintains an Executive Nonqualified Excess Plan (the “Excess Plan”).  The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code.  The Company maintains the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan.  The Excess Plan is funded solely by the participating employees and maintained primarily for the purpose of providing deferred compensation benefits for eligible employees.  At December 31, 2010 and 2009, the Company had $1.9 million and $1.3 million accrued for the Excess Plan, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. SHAREHOLDERS’ EQUITY

At December 31, 2010, shareholders’ equity was $547.1 million, or a book value of $10.28 per common share, compared to $502.9 million, or a book value of $9.06 per common share, at December 31, 2009.

At the Company’s regularly scheduled board meeting on February 12, 2010, its Board of Directors authorized management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.  This share repurchase plan replaced the existing share repurchase plan authorized in July 2008.  For the year ended December 31, 2010, the Company purchased and retired 2.5 million shares of common stock for a total cost of approximately $19.6 million.  For the year ended December 31, 2009, the Company purchased and retired 1.9 million shares of common stock for a total cost of approximately $13.9 million.

On February 23, 2010, the Company issued a total of 202,500 restricted stock awards (“RSAs”), to eight executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”).  Refer to Note 12 ~ Variable Compensation for further detail.

For the years ended December 31, 2010 and 2009, cash dividends paid to common shareholders totaled $7.0 million and $5.2 million, respectively.  On February 10, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.04 per common share.  The dividend is payable on April 5, 2011, to shareholders of record as of March 21, 2011.

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

14. EARNINGS PER SHARE

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):
	2010	2009	2008

Net income, as reported	$59,721	$52,650	$27,397
Common shares:
Basic
Weighted average shares outstanding	53,979,374	57,248,497	44,810,944
Diluted
Weighted average shares outstanding	53,979,374	57,248,497	44,810,944
Dilutive effect of:
Stock options	—	—	71
Share awards under long term incentive plan	309,757	164,894	184,697
Total	54,289,131	57,413,391	44,995,712

Net income per common share
Basic	$1.11	$0.92	$0.61
Diluted	$1.10	$0.92	$0.61

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company evaluates existing goodwill for impairment on an annual basis as of October 1st, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill impairment is performed at the reporting unit level.

Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments, particularly related to future cash flows, discount rates (including market risk premiums) and market multiples. The fair values of the reporting units were determined using a blend of two commonly used valuation techniques, the market approach and the income approach. The Company gives consideration to two valuation techniques, as either technique can be an indicator of value. For the market approach, valuations of reporting units were based on an analysis of relevant price multiples.  The price multiples are based on management’s judgment. For the income approach, the Company estimated future cash flows using an internally developed discounted cash flow model (“DCF model”). A DCF model is selected to be comparable to what would be used by market participants to estimate fair value. The DCF model included estimates of future growth rates; terminal value amounts; and the applicable weighted-average cost of capital used to discount those estimated cash flows.  These estimates are based on management’s judgment.  The estimates and projections used in the estimate of fair value are consistent with the Company’s forecast and long-range plans.

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

There were no changes in the carrying amount of goodwill for the year ended December 31, 2010 (in thousands):

	Agency Operations	Specialty Insurance Operations	Total
Balance at January 1, 2010	$3,445	$115,397	$118,842
Balance at December 31, 2010	$3,445	$115,397	$118,842

In addition, the Company determined there were no triggering events that would indicate any potential goodwill impairment, as of December 31, 2010. The Company did not record any impairment losses in relation to its existing goodwill during 2010, 2009, or 2008.

Other Intangible Assets

At December 31, 2010 and 2009, the Company had other intangible assets, net of related accumulated amortization, of $36.6 million ($57.1 million gross) and $41.3 million ($56.8 million gross), respectively, recorded within the consolidated balance sheets.

Other intangible assets of $31.1 million ($51.6 million gross) had definite lives and were subject to amortization as of December 31, 2010.  The definite lived intangible assets are primarily related to agent relationships ($21.0 million gross carrying value, $18.7 million net) and trade names ($5.0 million gross carrying value, $3.8 million net) acquired during the merger with ProCentury in 2008.  The agent relationships and trade names have estimated useful lives of fifteen years and ten years respectively.

As of December 31, 2010, the Company also had a net intangible asset of $4.8 million ($14.5 gross) related to the USSU acquisition.  The USSU intangible asset has an estimated useful life of eight years.  All other definite lived intangible assets, except those described above, have estimated useful lives of five to ten years.

Other intangible assets of $5.5 million had indefinite lives and were not subject to amortization as of December 31, 2010.  The indefinite lived assets are primarily related to an insurance license acquired during the merger with ProCentury in 2008.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense related to other intangible assets for 2010, 2009, and 2008, was $5.0 million, $5.8 million, and $6.3 million, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2011	$4,737
2012	4,799
2013	4,065
2014	3,640
2015	3,207
Total amortization expense	$20,448

16. COMMITMENTS AND CONTINGENCIES

The Company has certain operating lease agreements for its offices and equipment. A majority of the Company’s lease agreements contain renewal options and rent escalation clauses.  At December 31, 2010, future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

2011	$3,813
2012	3,052
2013	2,519
2014	282
2015	48
Thereafter	0
Total minimum lease commitments	$9,714

Rent expense for the years ended December 31, 2010, 2009, and 2008 was $4.5 million, $4.2 million, and $3.3 million, respectively.

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers.  Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers.  Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state.  Assessments from insolvency funds were $5.1 million, $491,000, and $196,000, for 2010, 2009, and 2008, respectively.  Most of these payments are recoverable through future policy surcharges or premium tax reductions.

The Company’s Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market.  Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage.  These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis.  To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company.  Total assessments paid to all such facilities were $3.5 million, $2.7 million, and $2.4 million for 2010, 2009, and 2008, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

17. RELATED PARTY TRANSACTIONS

At December 31, 2010 and 2009, the Company held a $797,000 and $825,000 note receivable from one of its executive officers, including $136,000 and $164,000 of accrued interest, respectively.  This note arose from a transaction in late 1998 in which the Company loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise.  The note bears interest equal to the rate charged pursuant to the Company’s revolving credit agreement and is due on demand any time after January 1, 2002.  As of December 31, 2010, the rate was 2.30%.  The loan is partially collateralized by 64,718 shares of the Company’s common stock under a stock pledge agreement.  For the years ended December 31, 2010 and 2009, $43,800 and $43,800, respectively, was paid against the loan.  As of December 31, 2010, the cumulative amount that has been paid against this loan was $294,200.

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

18. EMPLOYEE BENEFIT PLANS

Company employees over the age of 20 1/2 who have completed six months of service are eligible for participation in The Meadowbrook, Inc. 401(k) Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan provides for matching contributions and/or profit sharing contributions at the discretion of the Board of Directors of Meadowbrook, Inc.  In 2010, 2009, and 2008, the matching contributions were $1.3 million, $1.2 million, and $1.1 million, respectively.  There were no profit sharing contributions in 2010, 2009, and 2008.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2010 and 2009 (in thousands, except per share and ratio data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010:
Gross premiums written	$207,173	$189,821	$204,190	$200,716
Net premiums written	178,776	161,275	179,362	174,186
Net premiums earned	151,441	162,760	171,864	173,775
Net commissions and fees	9,868	7,135	9,869	7,367
Net investment income	13,029	13,454	13,715	13,975
Net realized (losses) gains	(134)	292	283	1,376
Net losses and loss adjustment expenses	87,480	99,212	105,939	107,019
Policy acquisition and other underwriting expenses	51,879	57,370	59,013	58,769
General selling & administrative expenses	5,906	5,321	5,881	5,386
General corporate expense	1,977	1,269	1,163	1,259
Amortization expense	1,401	1,121	1,235	1,209
Interest expense	2,443	2,411	2,405	2,199
Net income	16,434	12,861	15,036	15,390
Diluted earnings per share	$0.30	$0.24	$0.28	$0.29
GAAP combined ratio(1)	92.1%	96.2%	95.9%	95.4%

2009:
Gross premiums written	$159,991	$156,891	$188,985	$182,820
Net premiums written	133,516	134,524	158,705	153,273
Net premiums earned	129,038	127,140	137,399	146,025
Net commissions and fees	10,237	8,396	10,753	8,495
Net investment income	12,342	12,397	12,764	12,863
Net realized (losses) gains	(1,992)	(958)	(742)	3,467
Net losses and loss adjustment expenses(2)	74,895	75,459	88,602	88,470
Policy acquisition and other underwriting expenses(2)	38,993	43,092	43,087	49,962
General selling & administrative expenses(2)	8,166	7,594	8,277	5,564
General corporate expense(2)	1,922	1,320	1,053	1,682
Amortization expense(2)	1,508	1,420	1,422	1,431
Interest expense(2)	2,782	2,659	2,620	2,535
Net income	13,540	11,645	11,019	16,446
Diluted earnings per share	$0.24	$0.20	$0.19	$0.29
GAAP combined ratio(1)	88.2%	93.3%	95.9%	94.8%

(1) Management uses the GAAP combined ratio and its components to assess and benchmark underwriting performance.  The GAAP combined ratio is the sum of the GAAP loss and loss adjustment expense ratio and the GAAP expense ratio.  The GAAP loss and loss adjustment expense ratio is the net incurred loss and loss adjustment expense in relation to net earned premium.  The GAAP expense ratio is the policy acquisition and other underwriting expenses in relation to net earned premium.

(2) During the first quarter of 2010, the Company made certain reclassifications to the expense classifications on the Consolidated Statement of Income.  These reclassifications were made to enable the user of the financial statements to calculate the GAAP combined ratio directly from the Consolidated Statement of Income. As a result, the Consolidated Statement of Income for the year ended December 31, 2009 has been reclassified to conform to this revised presentation. These reclassifications do not change total expenses or consolidated net income as originally reported.  Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for further detail in regard to the reclassifications.

Schedule I
Meadowbrook Insurance Group, Inc.
Summary of investments - other than investments in related parties
As of December 31, 2010
(in thousands)

	Cost or Amortized Cost	Estimated Fair Value	Amount at Which Shown on the Balance Sheet
Debt Securities:
US Government and agencies	$25,375	$26,714	$26,714
Obligations of states and political subs	527,080	547,131	547,131
Corporate securities	379,974	400,171	400,171
Redeemable preferred stocks	3,368	4,412	4,412
Residential mortgage-backed securities	181,966	193,303	193,303
Commercial mortgage-backed securities	34,942	35,700	35,700
Asset-backed securities	18,090	18,929	18,929
Total debt securities available for sale	1,170,795	1,226,360	1,226,360

Equity Securities:
Perpetual preferred stock	10,869	12,869	12,869
Common stock	14,763	15,614	15,614
Total equity securities available for sale	25,632	28,483	28,483
Total securities available for sale	$1,196,427	$1,254,843	$1,254,843

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
BALANCE SHEET

	December 31,
	2010	2009
	(In thousands)
ASSETS
Investment in subsidiaries	$633,155	$561,533
Cash and cash equivalents	17,429	2,763
Goodwill	62,328	62,328
Other assets	42,502	55,073
Total assets	$755,414	$681,697

LIABILITIES
Other liabilities	18,702	14,322
Payable to subsidiaries	95,931	58,689
Debt	37,750	49,875
Debentures	55,930	55,930
Total liabilities	208,313	178,816
SHAREHOLDERS’ EQUITY
Common stock	520	555
Additional paid-in capital	292,705	304,930
Retained earnings	219,298	172,441
Note receivable from officer	(797)	(825)
Accumulated other comprehensive loss	35,375	25,780
Total shareholders’ equity	547,101	502,881
Total liabilities and shareholders’ equity	$755,414	$681,697

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
INCOME STATEMENT

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Revenue	$1,955	$2,011	$2,636
Operating expenses:
Interest expense	7,808	8,968	7,298
Other expenses	6,980	7,250	5,386
Total operating expenses	14,788	16,218	12,684

Loss before income taxes and subsidiary equity	(12,833)	(14,207)	(10,048)
Federal and state income tax expense (benefit)	5,603	(8,095)	(3,561)
Loss before subsidiary equity earnings	(18,436)	(6,112)	(6,487)
Subsidiary equity earnings	78,157	58,762	33,884
Net income	$59,721	$52,650	$27,397

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net income	$59,721	$52,650	$27,397
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	10,227	26,951	(12,960)
Unrealized gains in affiliates and unconsolidated subsidiaries	158	—	—
Increase (decrease) on non-credit other-than-temporary impairments on securities	941	(178)	—
Net deferred derivative (losses) gains - hedging activity	(3)	1,958	(5,457)
Less: reclassification adjustment for investment (gains) losses included in net income	(1,728)	398	11,569
Other comprehensive income (loss)	9,595	29,129	(6,848)
Comprehensive income	$69,316	$81,779	$20,549

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by operating activities:	$39,152	$4,205	$4,278

Cash Flow from Investing Activities:
Net purchase of investments	—	—	(32,979)
Dividends from subsidiaries	15,379	27,179	18,862
Investment in subsidiaries	—	—	(42,004)
Other investing activities	—	(174)	—
Net cash provided by (used in) by investing activities	15,379	27,005	(56,121)

Cash Flow from Financing Activities:
Proceeds from borrowings	—	—	73,000
Principal payments on borrowings	(12,125)	(10,375)	(12,750)
Stock options exercised	—	—	4
Dividends paid on common stock	(7,007)	(5,162)	(3,797)
Share repurchases of common stock	(20,726)	(12,790)	(4,942)
Payroll taxes associated with long-term incentive plan stock issuance	(35)	(330)	—
Net proceeds from public equity offering	—	—	—
Other financing activities	28	27	18
Net cash (used in) provided by financing activities	(39,865)	(28,630)	51,533

Increase (decrease) in cash and cash equivalents	14,666	2,581	(310)
Cash and cash equivalents, beginning of year	2,763	182	492
Cash and cash equivalents, end of year	$17,429	$2,763	$182

Supplemental Disclosure for Non-cash Investing and Financing Activities
Stock-based employee compensation	$531	$—	$—
Common stock portion of purchase price for merger with ProCentury Corporation	$—	$—	$122,725

Schedule IV
Meadowbrook Insurance Group, Inc.
Reinsurance
For the Years Ended December 31, 2010, 2009, and 2008
(in thousands)

					Percentage
		Ceded	Assumed		of amount
	Gross	to other	from other	Net	assumed to
Property and Liability Insurance	amount	companies	companies	amount	net
2010	$758,890	$115,391	$16,341	$659,840	2.48%
2009	$637,043	$105,256	$7,815	$539,602	1.45%
2008	$441,709	$86,061	$14,073	$369,721	3.81%

Schedule V
Meadowbrook Insurance Group, Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2010, 2009, and 2008
(in thousands)

		Additions
				Deductions
	Balance at	Charged to	Charged to	from	Balance at
	beginning of	costs and	other	allowance	end of
Allowance for doubtful accounts	period	expense	accounts	account	period
2010	$3,446	$2,431	—	$2,862	$3,015
2009	$2,945	$1,740	—	$1,239	$3,446
2008	$2,747	$772	—	$574	$2,945

Schedule VI
Meadowbrook Insurance Group, Inc.
Supplemental Information Concerning Property and Casualty Insurance Operations
For the Years Ended December 31, 2010, 2009, and 2008
(in thousands)

			Discount, if
		Reserves for	any,
	Deferred	Losses and	deducted
	Policy	Loss	from		Net	Net
	Acquisition	Adjustment	previous	Unearned	Premiums	Investment
Affiliation with Registrant	Costs	Expenses (2)	column (1)	Premiums (2)	Earned	Income
(a) Consolidated Property and
Casualty Subsidiaries
2010	$78,755	$1,065,056	$—	$352,585	$659,840	$53,768
2009	$68,787	$949,177	$—	$325,915	$539,602	$49,910
2008	$56,454	$885,697	$—	$282,086	$369,721	$35,888

			Amortization
			of deferred	Paid losses
	Losses and loss		policy	and loss	Net
	adjustment expense		acquisition	adjustment	Premiums
	Current Year	Prior Years	expenses	expenses	Written

2010	$430,653	$31,003	$124,561	$297,824	$693,599
2009	$356,096	$(28,670)	$101,770	$270,381	$580,018
2008	$245,953	$(16,772)	$52,560	$193,130	$375,194

(1) The Company does not employ any discounting techniques.
(2) Reserves for losses and loss adjustment expenses are shown gross of $280.9 million, $266.8 million, and $260.4 million of reinsurance recoverable on unpaid losses in 2010, 2009, and 2008 respectively.  Unearned premiums are shown gross of ceded unearned premiums of $28.2 million, $35.3 million, and $31.9 million in 2010, 2009, and 2008 respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
EXHIBIT INDEX

Exhibit No.	Description	Filing Basis

3.1	Amended and Restated Articles of Incorporation of the Company.	(11)

3.2	Amended and Restated Bylaws of the Company.	(12)

4.1	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(5)

4.2	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc. and LaSalle Bank National Association, dated as of September 16, 2005.	(7)

4.3	Indenture, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut.	(17)

4.4	Amended and Restated Declaration of Trust, dated as of December 4, 2002, by and among State Street Bank and Trust Company of Connecticut, and ProFinance Holdings Corporation.	(17)

4.5	Guarantee Agreement, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut.	(17)

4.6	Indenture, dated as of May 16, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association.	(17)

4.7	Amended and Restated Declaration of Trust, dated as of May 16, 2003, by and among U.S. Bank National Association, and ProFinance Holdings Corporation.	(17)

4.8	Guarantee Agreement, dated as of May 16, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association.	(17)

10.1	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994.	(1)

10.2	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement.	(2)

10.3	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan.	(4)

10.4	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust I, and Dekania CDO I, Ltd., dated September 30, 2003.	(3)

10.5	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees Named Herein, dated September 30, 2003.	(3)

10.6	Guaranty Agreement between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(3)

10.7	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan.	(5)

10.8	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004.	(5)

10.9	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated May 26, 2004.	(5)

10.10	Loan Agreement by and between Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Star Insurance Company, Williamsburg National Insurance Company, Meadowbrook Insurance Group, Inc., and Meadowbrook, Inc., dated September 1, 2004.	(6)

10.11	Form of Nonqualified Stock Option Agreement under the Meadowbrook Insurance Group, Inc., Stock Option Plan, dated February 21, 2003.	(6)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Exhibit No.	Description	Filing Basis

10.12	Lease Agreement between Meadowbrook Insurance Group, Inc. and Meadowbrook, Inc., dated December 6, 2004.	(6)

10.13	Master Lease Agreement between LaSalle National Leasing Corporation and Meadowbrook Insurance Group, Inc., dated December 30, 2004.	(6)

10.14	Promissory Note between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)

10.15	Commercial Mortgage between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)

10.16	Assignment of Leases and Rents between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)

10.17	Amendment to Demand Note Addendum among the Company and Robert S. Cubbin and Kathleen D. Cubbin, dated February 17, 2005.	(6)

10.18	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust II, and Merrill Lynch International, dated as of September 16, 2005.	(7)

10.19	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., LaSalle Bank National Association, Christiana Bank & Trust Company, and The Administrative Trustees Named Herein, dated as of September 16, 2005.	(7)

10.20	Guarantee Agreement between Meadowbrook Insurance Group, Inc., and LaSalle Bank National Association, dated as of September 16, 2005.	(7)

10.21	Convertible Note between Meadowbrook Insurance Group, Inc. and Renaissance Insurance Group, LLC, dated December 20, 2005.	(8)

10.22	Executive Nonqualified Excess Plan, Plan Document, effective May 1, 2006.	(9)

10.23	Executive Nonqualified Excess Plan Adoption Agreement, effective May 1, 2006.	(9)

10.24	Executive Nonqualified Excess Plan, Rabbi Trust Agreement, between Meadowbrook, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company, dated March 30, 2006.	(10)

10.25	Credit Agreement, dated July 31, 2008, between Meadowbrook Insurance Group, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, KeyBank National Association, JPMorgan Chase Bank, N.A. and RBS Citizens N.A., as Co-Syndication Agents, the other lenders party hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.	(13)

10.26	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One.	(13)

10.27	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One.	(13)

10.28	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company.	(13)

10.29	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company.	(13)

10.30	Amended and Restated Executive Employment Agreement, dated July 31, 2008, by and between ProCentury Corporation and Christopher J. Timm.	(14)

10.31	Consulting Agreement, dated October 1, 2008, by and among Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., and Merton J. Segal.	(15)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Exhibit No.	Description	Filing Basis

10.32	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2009.	(16)

10.33	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2009.	(16)

10.34	Form of senior executive Employment Agreement by and between the Company and Karen M. Spaun, Stephen Belden, Archie McIntyre, James M. Mahoney, Joseph E. Mattingly, and Robert C. Spring, dated January 1, 2009.	(16)

10.35	First Amendment to the Company’s Long Term Incentive Plan, dated December 30, 2008.	(16)

10.36	2009 Equity Compensation Plan	(18)

10.37	Form of Restricted Stock Agreement in connection with restricted stock awards granted to Robert S. Cubbin, Karen M. Spaun, Michael G. Costello, Stephen A. Belden, James M. Mahoney, Christopher J. Timm, Joseph E. Mattingly, and Archie S. McIntyre.	(19)

14	Code of Conduct.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Chief Financial Officer of the Corporation.

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(3)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2003.

(4)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2004 Proxy Statement.

(5)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2004.

(6)	Filed as Exhibit to Form 10-K for the year ending December 31, 2004.

(7)	Filed as Exhibit to Current Report on Form 8-K filed on September 22, 2005.

(8)	Filed as Exhibit to Form 10-K for the year ending December 31, 2005.

(9)	Filed as Exhibit to Current Report on Form 8-K filed on May 31, 2006.

(10)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2006.

(11)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2007.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(12)	Filed as Exhibit to Form 10-K for the year ending December 31, 2007.

(13)	Filed as Exhibit to Current Report on Form 8-K filed on July 31, 2008.

(14)	Filed as Exhibit to Current Report on Form 8-K as filed by ProCentury Corporation on July 31, 2008.

(15)	Filed as Exhibit to Current Report on Form 8-K filed on September 8, 2008.

(16)	Filed as Exhibit to Current Report on Form 8-K filed on January 7, 2009.

(17)	Incorporated by reference to ProCentury Corporation’s Registration Statement on Form S-1, as amended.

(18)	Incorporated by reference from Appendix A to Schedule 14A filed on April 8, 2009.

(19)	Filed as Exhibit to Current Report on Form 8-K filed on March 1, 2010

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

Dated: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

**	Chairman and Director	March 16, 2011
Merton J. Segal

/s/ Robert S. Cubbin	President, Chief Executive Officer and Director	March 16, 2011
Robert S. Cubbin	(Principal Executive Officer)

**	Director	March 16, 2011
Hugh W. Greenberg

**	Director	March 16, 2011
Florine Mark

**	Director	March 16, 2011
Robert H. Naftaly

**	Director	March 16, 2011
David K. Page

**	Director	March 16, 2011
Robert W. Sturgis

**	Director	March 16, 2011
Bruce E. Thal

**	Director	March 16, 2011
Herbert Tyner

**	Director	March 16, 2011
Jeffrey A. Maffett

**	Director	March 16, 2011
Robert F. Fix

**By:	/s/ Robert S. Cubbin
Robert S. Cubbin,
Attorney-in-fact