Form 10-Q
period 2011-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2011-05-10
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 4, 2011, was 53,275,204.

PART 1 - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$200,686	$179,613
Ceded	(30,028)	(28,172)
Net earned premiums	170,658	151,441
Net commissions and fees	8,438	9,868
Net investment income	13,572	13,029
Realized gains (losses):
Total other-than-temporary impairments on securities	(84)	(305)
Portion of loss recognized in other comprehensive income	—	—
Net other-than-temporary impairments on securities recognized in earnings	(84)	(305)
Net realized gains excluding other-than-temporary impairments on securities	896	171
Net realized gains (losses)	812	(134)
Total revenues	193,480	174,204

Expenses
Losses and loss adjustment expenses	128,723	99,321
Reinsurance recoveries	(23,461)	(11,841)
Net losses and loss adjustment expenses	105,262	87,480
Policy acquisition and other underwriting expenses	57,438	51,879
General, selling and administrative expenses	6,244	5,906
General corporate expenses	1,355	1,977
Amortization expense	1,232	1,401
Interest expense	2,172	2,443
Total expenses	173,703	151,086
Income before taxes and equity earnings	19,777	23,118
Federal and state income tax expense	5,711	7,658
Equity earnings of affiliates, net of tax	1,073	522
Equity earnings of unconsolidated subsidiaries, net of tax	(23)	452
Net income	$15,116	$16,434

Earnings Per Share
Basic	$0.28	$0.30
Diluted	$0.28	$0.30

Weighted average number of common shares
Basic	53,252,007	55,272,310
Diluted	53,527,022	55,477,098

Dividends paid per common share	$0.04	$0.03

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31,

	2011	2010
	(Unaudited)
	(In thousands)
Net income	$15,116	$16,434
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities	(2,380)	4,798
Unrealized (losses) gains in affiliates and unconsolidated subsidiaries	(51)	147
Increase (decrease) on non-credit other-than-temporary impairments on securities	316	(607)
Net deferred derivative gains (losses) - hedging activity	666	(178)
Less reclassification adjustment for investment (gains) losses included in net income	(810)	156
Other comprehensive (losses) gains, net of tax	(2,259)	4,316
Comprehensive income	$12,857	$20,750

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,202,626 and $1,170,795)	$1,253,082	$1,226,360
Equity securities available for sale, at fair value (cost of $25,631 and $25,632)	29,095	28,483
Cash and cash equivalents	102,762	90,414
Accrued investment income	13,013	13,021
Premiums and agent balances receivable, net	186,459	169,866
Reinsurance recoverable on:
Paid losses	13,683	13,342
Unpaid losses	290,058	280,854
Prepaid reinsurance premiums	29,810	28,208
Deferred policy acquisition costs	84,454	78,755
Deferred income taxes, net	6,454	5,569
Goodwill	118,842	118,842
Other intangible assets	35,505	36,637
Other assets	84,676	87,290
Total assets	$2,247,893	$2,177,641

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$1,091,949	$1,065,056
Unearned premiums	376,845	352,585
Debt	34,500	37,750
Debentures	80,930	80,930
Accounts payable and accrued expenses	51,742	38,645
Funds held and reinsurance balances payable	31,781	28,824
Payable to insurance companies	1,796	2,754
Other liabilities	20,387	23,996
Total liabilities	1,689,930	1,630,540

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 53,275,204 and 53,236,542 shares issued and outstanding	520	520
Additional paid-in capital	292,834	292,705
Retained earnings	232,283	219,298
Note receivable from officer	(790)	(797)
Accumulated other comprehensive income	33,116	35,375
Total shareholders’ equity	557,963	547,101
Total liabilities and shareholders’ equity	$2,247,893	$2,177,641

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
			(Unaudited, In thousands)
Balances December 31, 2010	$520	$292,705	$219,298	$(797)	$35,375	$547,101
Net income	—	—	15,116	—	—	15,116
Dividends declared and paid	—	—	(2,131)	—	—	(2,131)
Change in unrealized on available for sale securities, net of tax	—	—	—	—	(2,923)	(2,923)
Change in valuation allowance on deferred tax assets	—	—	—	—	49	49
Net deferred derivative gain - hedging activity	—	—	—	—	666	666
Stock award	—	276	—	—	—	276
Long term incentive plan; stock award for 2009-2011 plan years	—	(147)	—	—	—	(147)
Change in investment of affiliates, net of tax	—	—	—	—	(48)	(48)
Change in investment of unconsolidated subsidiaries	—	—	—	—	(3)	(3)
Note receivable from officer	—	—	—	7	—	7
Balances March 31, 2011	$520	$292,834	$232,283	$(790)	$33,116	$557,963

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,

	2011	2010
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$15,116	$16,434
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	1,232	1,401
Amortization of deferred debenture issuance costs	31	66
Depreciation of furniture, equipment, and building	1,291	1,309
Net amortization of discount and premiums on bonds	816	981
(Gain) loss on sale of investments, net	(810)	156
Gain on sale of fixed assets	(22)	(22)
Long-term incentive plan expense	(147)	251
Stock award	276	310
Equity earnings of affiliates, net of taxes	(1,073)	(522)
Equity earnings of unconsolidated subsidiaries, net of tax	23	(452)
Deferred income tax expense	405	47
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(16,593)	(22,948)
Reinsurance recoverable on paid and unpaid losses	(9,545)	(2,726)
Prepaid reinsurance premiums	(1,602)	(225)
Deferred policy acquisition costs	(5,699)	(8,201)
Other assets	311	(2,220)
Increase (decrease) in:
Losses and loss adjustment expenses	26,893	29,271
Unearned premiums	24,260	27,560
Payable to insurance companies	(958)	671
Funds held and reinsurance balances payable	2,957	199
Other liabilities	(2,545)	3,336
Total adjustments	19,501	28,242
Net cash provided by operating activities	34,617	44,676
Cash Flows From Investing Activities
Purchase of debt securities available for sale	(61,779)	(73,468)
Proceeds from sales and maturities of debt securities available for sale	44,606	28,166
Proceeds from sales of equity securities available for sale	—	137
Capital expenditures	(1,616)	(1,040)
Acquisition of rights renewals	(100)	(12)
Other investing activities	1,110	159
Net cash used in investing activities	(17,779)	(46,058)
Cash Flows From Financing Activities
Payment of lines of credit	(3,250)	(2,813)
Book overdrafts	(1,248)	1,519
Dividends paid on common stock (1)	—	—
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	—	(35)
Share repurchases	—	(10,883)
Other financing activities	8	(34)
Net cash used in financing activities	(4,490)	(12,246)
Net increase (decrease) in cash and cash equivalents	12,348	(13,628)
Cash and cash equivalents, beginning of period	90,414	86,319
Cash and cash equivalents, end of period	$102,762	$72,691
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$2,048	$2,135
Net income taxes (received) paid (2)	$(696)	$1,479
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock-based employee compensation	$276	$310

(1) Dividends of $2,131 and $1,647 were paid on April 5, 2011 and April 5, 2010, respectively.
(2) In first quarter 2011, $732 was received for amended tax return refunds.

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –Summary of Significant Accounting Policies

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period.  Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2010.

Revenue Recognition

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Income Taxes

As of March 31, 2011 and December 31, 2010, the Company did not have any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of March 31, 2011 and December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to assist in a consistent application of accounting for costs related to acquiring or renewing insurance contracts among industry practice. The new guidance restricts the capitalization of a contract’s acquisition costs to those that are directly related to the successful acquisition of a new or renewing insurance contract. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is still evaluating the impact of adoption on its financial condition and results of operations.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – Investments

The estimated fair value of investments in securities is determined based on published market quotations and broker/dealer quotations. The cost or amortized cost, gross unrealized gains, losses, non-credit other-than-temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Non-Credit OTTI	Estimated Fair Value
Debt Securities:
U.S. Government and agencies	$23,465	$1,136	$(27)	$—	$24,574
Obligations of states and political subs	526,102	20,865	(1,668)	—	545,299
Corporate securities	414,883	19,302	(1,584)	—	432,601
Redeemable preferred stocks	3,700	717	—	—	4,417
Residential mortgage-backed securities	178,701	10,760	(875)	(15)	188,571
Commercial mortgage-backed securities	39,667	1,022	(318)	—	40,371
Other asset-backed securities	16,108	1,586	(19)	(426)	17,249
Total debt securities available for sale	1,202,626	55,388	(4,491)	(441)	1,253,082
Equity Securities:
Perpetual preferred stock	10,869	2,394	—	—	13,263
Common stock	14,762	1,466	(396)	—	15,832
Total equity securities available for sale	25,631	3,860	(396)	—	29,095
Total securities available for sale	$1,228,257	$59,248	$(4,887)	$(441)	$1,282,177

	December 31, 2010
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI	Fair Value
Debt Securities:
U.S. Government and agencies	$25,375	$1,363	$(24)	$—	$26,714
Obligations of states and political subs	527,080	22,176	(2,125)	—	547,131
Corporate securities	379,974	21,555	(1,355)	(3)	400,171
Redeemable preferred stocks	3,368	1,044	—	—	4,412
Residential mortgage-backed securities	181,966	12,182	(694)	(151)	193,303
Commercial mortgage-backed securities	34,942	1,236	(478)	—	35,700
Other asset-backed securities	18,090	1,476	(33)	(604)	18,929
Total debt securities available for sale	1,170,795	61,032	(4,709)	(758)	1,226,360
Equity Securities:
Perpetual preferred stock	10,869	2,006	(6)	—	12,869
Common stock	14,763	1,255	(404)	—	15,614
Total equity securities available for sale	25,632	3,261	(410)	—	28,483
Total securities available for sale	$1,196,427	$64,293	$(5,119)	$(758)	$1,254,843

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31,	December 31,
	2011	2010
Unrealized gains	$59,248	$64,293
Unrealized losses	(4,887)	(5,119)
Non-credit OTTI	(441)	(758)
Net unrealized gains	53,920	58,416
Deferred federal income tax expense	(18,872)	(20,445)
Net unrealized gains on investments, net of deferred federal income taxes	$35,048	$37,971

Net realized (losses including OTTI) gains on securities, for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Realized (losses) gains:
Debt securities:
Gross realized gains	$923	$148
Gross realized losses	(113)	(314)
Total debt securities	810	(166)
Equity Securities:
Gross realized gains	—	10
Gross realized losses	—	—
Total equity securities	—	10
Net realized gains (losses)	$810	$(156)

OTTI included in realized losses on securities above	$(84)	$(305)

Proceeds from the sales of fixed maturity securities available for sale were $16.3 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2011, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$31,828	$32,604
Due after one year through five years	258,003	267,267
Due after five years through ten years	538,511	565,701
Due after ten years	139,808	141,319
Mortgage-backed securities, collateralized obligations and asset-backed securities	234,476	246,191
	$1,202,626	$1,253,082

Net investment income for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Net Investment Income Earned From:
Debt securities	$13,192	$12,580
Equity Securities	506	536
Cash and cash equivalents	216	184
Total gross investment income	13,914	13,300
Less investment expenses	342	271
Net investment income	$13,572	$13,029

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

After the Company’s review of its investment portfolio in relation to this policy, the Company recorded a credit OTTI loss of $84,000 for the three months ended March 31, 2011, of which no non-credit related OTTI losses were recognized in other comprehensive income.  For the three months ended March 31, 2010, the Company recorded an OTTI loss of $305,000, of which no non-credit related OTTI losses were recognized in other comprehensive income.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	March 31, 2011
	Less than 12 months		Greater than 12 months		Total
	Fair Value of Investments with Unrealized Losses (99 Securities)	Gross Unrealized Losses and Non-Credit OTTI	Fair Value of Investments with Unrealized Losses (18 Securities)	Gross Unrealized Losses and Non-Credit OTTI	Fair Value of Investments with Unrealized Losses (117 Securities)	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$3,378	$(27)	$—	$—	$3,378	$(27)
Obligations of states and political subs	77,208	(1,666)	548	(2)	77,756	(1,668)
Corporate securities	90,368	(1,584)	—	—	90,368	(1,584)
Redeemable preferred stocks	—	—	—	—	—	—
Residential mortgage-backed securities	28,636	(876)	3,764	(14)	32,400	(890)
Commercial mortgage-backed securities	6,956	(228)	520	(90)	7,476	(318)
Other asset-backed securities	1,053	(7)	2,610	(438)	3,663	(445)
Total debt securities	207,599	(4,388)	7,442	(544)	215,041	(4,932)
Equity Securities:
Perpetual preferred stock	—	—	—	—	—	—
Common stock	—	—	5,090	(396)	5,090	(396)
Total equity securities	—	—	5,090	(396)	5,090	(396)
Total securities	$207,599	$(4,388)	$12,532	$(940)	$220,131	$(5,328)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2010
	Less than 12 months		Greater than 12 months		Total
	Fair Value of Investments with Unrealized Losses (89 Securities)	Gross Unrealized Losses and Non-Credit OTTI	Fair Value of Investments with Unrealized Losses (19 Securities)	Gross Unrealized Losses and Non-Credit OTTI	Fair Value of Investments with Unrealized Losses (108 Securities)	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$3,381	$(24)	$—	$—	$3,381	$(24)
Obligations of states and political subs	71,422	(2,119)	679	(6)	72,101	(2,125)
Corporate securities	70,411	(1,358)	—	—	70,411	(1,358)
Redeemable preferred stocks	—	—	—	—	—	—
Residential mortgage-backed securities	22,161	(694)	3,631	(151)	25,792	(845)
Commercial mortgage-backed securities	7,052	(183)	311	(295)	7,363	(478)
Other asset-backed securities	1,569	(16)	2,617	(621)	4,186	(637)
Total debt securities	175,996	(4,394)	7,238	(1,073)	183,234	(5,467)
Equity Securities:
Perpetual preferred stock	995	(6)	—	—	995	(6)
Common stock	—	—	5,063	(404)	5,063	(404)
Total equity securities	995	(6)	5,063	(404)	6,058	(410)
Total securities	$176,991	$(4,400)	$12,301	$(1,477)	$189,292	$(5,877)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of January 1, 2010	(547)
Additional credit impairments on:
Previously impaired securities	(264)
Securities for which an impairment was not previously recognized	—
Reductions	89
Balance as of December 31, 2010	$(722)
Additional credit impairments on:
Previously impaired securities	(67)
Securities for which an impairment was not previously recognized	—
Reductions	—
Balance as of March 31, 2011	$(789)

NOTE 3 – Fair Value Measurements

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Level 3 securities consist of 14 securities totaling $4.1 million or 0.3% of the total investment portfolio.  These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip.  To fair value these securities, the third party investment manager uses a combination of methods.  Non-binding broker/dealer quotes are used on 4 holdings. Benchmarking techniques based upon industry sector, rating and other factors are used on 10 holdings.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of March 31, 2011 (in thousands):

		Fair Value Measurements Using
	March 31, 2011 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt Securities:
U.S. Government and agencies	$24,574	$—	$24,574	$—
Obligations of states and political subs	545,299	—	545,299	—
Corporate securities	432,601	—	431,809	792
Redeemable preferred stocks	4,417	4,417	—	—
Residential mortgage-backed securities	188,571	—	188,571	—
Commercial mortgage-backed securities	40,371	—	40,371	—
Other asset-backed securities	17,249	—	13,936	3,313
Total debt securities available for sale	1,253,082	4,417	1,244,560	4,105
Equity Securities:
Perpetual preferred stock	13,263	12,533	730	—
Common stock	15,832	15,832	—	—
Total equity securities available for sale	29,095	28,365	730	—
Total securities available for sale	$1,282,177	$32,782	$1,245,290	$4,105

Derivatives - interest rate swaps	$(4,908)	$—	$(4,908)	$—

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Balance as of January 1, 2010	4,161

Total gains or losses (realized/unrealized):
Included in earnings	(3)
Included in other comprehensive income	463

Purchases	—
Issuances	—
Settlements	(97)

Transfers in and out of Level 3	(442)
Balance as of December 31, 2010	$4,082

Total gains or losses (realized/unrealized):
Included in earnings	(3)
Included in other comprehensive income	32

Purchases	—
Issuances	—
Settlements	(6)

Transfers in and out of Level 3
Balance as of March 31, 2011	$4,105

There were no credit losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of a reporting period. During the quarter ended March 31, 2011, there were no transfers between levels.

NOTE 4 – Debt

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of its Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger. The revolving credit facility includes a letter of credit facility with a sublimit. The total amount of credit available under the revolving credit facility is $35.0 million, which may include up to $15 million in letters of credit. As of March 31, 2011, the outstanding balance on its term loan facility was $34.5 million. The Company had a zero outstanding balance on its revolving credit facility as of March 31, 2011, and $0.5 million in letters of credit had been issued as of March 31, 2011. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. At December 31, 2010, the Company had an outstanding balance of $37.8 million on its term loan and had a zero outstanding balance on its revolving credit facility.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate. The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin. The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities. At March 31, 2011, the interest rate on the Company’s term loan was 5.70%, which consisted of a fixed rate of 3.95%, as described in Note 5 ~ Derivative Instruments, plus an applicable margin of 1.75%.

The debt financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star and Century Surety of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best Company rating of “B++.” As of March 31, 2011, the Company was in compliance with these debt covenants.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at March 31, 2011 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.36%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.31%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.51%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.89%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.31%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.41%	10,000
					Total	$80,930

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

NOTE 5 – Derivative Instruments

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at March 31, 2011

04/23/2008	05/24/2011	Senior debentures (1)	Three-month LIBOR, plus 4.20%	7.720%	7,000
04/23/2008	06/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	10,000
04/29/2008	04/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
07/31/2008	07/31/2013	Term loan (2)	Three-month LIBOR	3.950%	34,500
08/15/2008	08/15/2013	Junior subordinated debentures (3)	Three-month LIBOR	3.780%	10,000
09/04/2008	09/04/2013	Junior subordinated debentures (3)	Three-month LIBOR	3.790%	15,000
09/08/2010	05/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
09/16/2010	09/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
09/16/2010	09/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended March 31, 2011 and 2010, was approximately $1.0 million and $1.2 million, respectively.

As of March 31, 2011 and December 31, 2010, the total fair value of the interest rate swaps was approximately ($4.9 million) and ($5.9 million), respectively. Accumulated other comprehensive income at March 31, 2011 and December 31, 2010, included accumulated loss on the cash flow hedge, net of taxes, of approximately $3.2 million and $3.9 million, respectively.

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

NOTE 6 – Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. The Company recorded approximately $132,000 and $310,000 of restricted stock awards compensation expense for the three months ended March 31, 2011 and 2010, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 23, 2011 the Company issued 15,000 non-restricted stock awards to the Board of Directors, which vested immediately. The Company recorded $150,000 of non-restricted stock awards compensation expense for the three months ended March 31, 2011. No non-restricted stock awards were issued to the directors in 2010.

NOTE 7 – Shareholders’ Equity

At March 31, 2011, shareholders’ equity was $558.0 million, or a book value of $10.47 per common share, compared to $547.1 million, or a book value of $10.28 per common share, at December 31, 2010.

At the Company’s regularly scheduled board meeting on February 12, 2010, its Board of Directors authorized management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. For the three months ended March 31, 2011, there were no share repurchases. For the three months ended March 31, 2010, the Company purchased and retired approximately 1.5 million shares of common stock for a total cost of approximately $11.0 million.

For the three months ended March 31, 2011, the Company had $2.1 million of cash dividends payable on April 5, 2011. For the three months ended March 31, 2010, cash dividends paid to common shareholders totaled $1.6 million. On April 28, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.04 per common share. The dividend is payable on May 31, 2011, to shareholders of record as of May 13, 2011.

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

NOTE 8– Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the year, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock awards using the treasury stock method.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31 (in thousands, except per share amounts):
	For the Three Months
	Ended March 31,
	2011	2010
Net income, as reported	$15,116	$16,434
Common shares:
Basic
Weighted average shares outstanding	53,252,007	55,272,310
Diluted
Weighted average shares outstanding	53,252,007	55,272,310
Dilutive effect of:
Share awards under long term incentive plan	275,015	204,788
Total	53,527,022	55,477,098
Net income per common share
Basic	$0.28	$0.30
Diluted	$0.28	$0.30

NOTE 9 – Commitments and Contingencies

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

For the Periods ended March 31, 2011 and 2010

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

Through our retail property and casualty agencies, we also generate commission revenue, which represents 1.9% of our total consolidated revenues. Our agencies are located in Michigan, California, and Florida and produce commercial, personal lines, life and accident and health insurance that is placed with more than fifty unaffiliated insurance carriers. These agencies produce a minimal amount of business for our affiliated Insurance Company Subsidiaries.

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  The accounting estimates and related risks described in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 16, 2011, are those that we consider to be our critical accounting estimates.  For the three months ended March 31, 2011, there have been no material changes in regard to any of our critical accounting estimates.

Non-GAAP Financial Measures

Net Operating Income and Net Operating Income Per Share

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

	For the Three Months Ended March 31,
	2011	2010

	(In thousands, except share and per share data)
Operating income, net of tax	$14,484	$16,821
Net realized gains (losses), net of tax	632	(387)
Net income	$15,116	$16,434

Diluted earnings per common share:
Net operating income	$0.27	$0.30
Net income	$0.28	$0.30
Diluted weighted average common shares outstanding	53,527,022	55,477,098

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

Accident Year Loss Ratio

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

	For the Three Months Ended March 31,
	2011	2010
Accident year loss ratio	63.6%	64.2%
Favorable development on prior years	-1.9%	-6.4%
Net loss & LAE ratio	61.7%	57.8%

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Executive Overview

Our results for the first quarter of 2011 include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines, as well as a focus on current accident year price adequacy and the benefits derived from leveraging of fixed costs.  Our generally accepted accounting principles (“GAAP”) combined ratio was 95.4% for the first quarter of 2011 compared to 92.1% for the comparable quarter in 2010.  Net operating income decreased $2.3 million from $16.8 million for the first quarter of 2010 to $14.5 million for the first quarter of 2011.

The first quarter 2011 results also reflect the conversion of an existing fee-based program into an insured program where we now assume the underwriting risk. The conversion of this business began during the fourth quarter of 2010. For the first quarter of 2011, the conversion increased gross written premium and net earned premium by $9.1 million and $596,000, respectively, and reduced 2011 net commissions and fees by $1.5 million. In both 2011 and 2010, internal expenses supporting the program were expensed as incurred. In the short term, the conversion reduces our reported profitability due to the timing of revenue recognition as described above. Over time we believe the conversion will be accretive to earnings and further enhance long-term shareholder value as the underwriting profits and investment income are expected to exceed the profit margin on the fee based revenue that was eliminated.

Gross written premium increased $17.7 million, or 8.6%, to $224.9 million, compared to $207.2 million in 2010.  This increase primarily reflects $9.1 million relating to the conversion of an existing fee-based program into an insured program where we take the underwriting risk as noted above. The remainder of the increase in gross written premiums relates to organic growth from the maturation of programs initiated in recent years and rate increases that were achieved during the quarter.

Results of Operations

Net income for the three months ended March 31, 2011, was $15.1 million, or $0.28 per dilutive share, compared to net income of $16.4 million, or $0.30 per dilutive share, for the comparable period of 2010.  Net operating income, a non-GAAP measure, decreased $2.3 million, or 13.9%, to $14.5 million, or $0.27 per dilutive share, compared to net operating income of $16.8 million, or $0.30 per dilutive share for the comparable period in 2010.  Total weighted average shares outstanding for the three months ended March 31, 2011 were 53,527,022, compared to 55,477,098 for the comparable period in 2010.  This decrease reflects the impact of our Share Repurchase Plan (the “Plan). We repurchased 2.5 million shares during 2010 and have approximately 2.5 million more shares available for repurchase under the Plan.

Revenues

Revenues for the three months ended March 31, 2011, increased $19.3 million, or 11.1%, to $193.5 million, from $174.2 million for the comparable period in 2010.  This increase primarily reflects overall growth within our existing programs and new business that was implemented in recent years.

The following table sets forth the components of revenues (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Revenue:
Net earned premiums	$170,658	$151,441
Management administrative fees	3,238	4,956
Claims fees	1,607	1,746
Commission revenue	3,593	3,166
Net investment income	13,572	13,029
Net realized losses	812	(134)
Total revenue	$193,480	$174,204

Net earned premiums increased $19.3 million, or 12.7%, to $170.7 million for the three months ended March 31, 2011, from $151.4 million in the comparable period in 2010. This increase was primarily the result of growth within our existing programs and the new business we began writing in recent years.

Management fees decreased $1.8 million, or 36%, to $3.2 million for the three months ended March 31, 2011, from $5.0 million for the comparable period in 2010.  This decrease primarily reflects the impact of a program that we converted from a fee based business to an underwritten program in the current quarter as noted above.

Net investment income increased $0.6 million, or 4.6%, to $13.6 million for the three months ended March 31, 2011, from $13.0 million for the comparable period in 2010.  This increase primarily reflects the increase in average invested assets from $1.2 billion in 2010 to $1.4 billion in 2011.  This increase in our average investment balance is due primarily to positive cash flows generated from operations that were primarily due to favorable underwriting results. The average investment yield for March 31, 2011 was 4.0% compared to 4.3% in 2010.  The current pre-tax book yield was 4.2% compared to 4.4% in 2010. The current after-tax book yield was 3.1% compared to 3.3% in 2010. The effective duration of the investment portfolio is 5.1 years at March 31, 2011, compared to 5.2 years at March 31, 2010.

Net realized gains (losses) improved by $0.9 million, to an $0.8 million gain for the three months ended March 31, 2011, from a ($0.1) million loss for the comparable period in 2010. The 2010 loss was driven primarily by other than temporary impairments on certain corporate bonds, asset-backed and mortgage-backed securities, compared to the realized gains on the sale of securities sold in 2011.

Expenses

Expenses increased $22.6 million from $151.1 million for the three months ended March 31, 2010 to $173.7 million for the three months ended March 31, 2011.

The following table sets forth the components of expenses (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Expense:
Net losses and loss adjustment expenses	$105,262	$87,480
Policy acquisition and other underwriting expenses	57,438	51,879
General selling & administrative expenses	6,244	5,906
General corporate expenses	1,355	1,977
Amortization expense	1,232	1,401
Interest expense	2,172	2,443
Total expenses	$173,703	$151.086

Net loss and loss adjustment expenses (“LAE”) increased $17.8 million, to $105.3 million for the three months ended March 31, 2011, from $87.5 million for the same period in 2010.  Our loss and LAE ratio was 61.7% for the three months ended March 31, 2011 and 57.8% for the three months ended March 31, 2010.  The accident year loss and LAE ratio was 63.6% for the three months ended March 31, 2011 down from 64.2% in the comparable period in 2010. The improved accident year loss and LAE ratio reflect a lower level of winter storm losses in first quarter 2011 as compared to the same period in 2010 and the impact of a large fire loss in the first quarter of 2010. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $5.5 million, to $57.4 million for the three months ended March 31, 2011 from $51.9 million for the same period in 2010. Our expense ratio decreased 0.6 percentage points to 33.7% for the three months ended March 31, 2011, from 34.3% for the same period in 2010.  The 2011 expense ratio improvement was primarily impacted by a decrease in insurance related assessments in the current year, as compared to the first quarter of 2010. Additionally, the 2011 expense ratio decreased reflects our ability to leverage internal fixed costs over a larger premium base.

General selling & administrative expenses increased $0.3 million, to $6.2 million for the three months ended March 31, 2011 from $5.9 million for the same period in 2010. The increase relates primarily to investments in sales initiatives to stimulate growth in commissions and fees revenues.

General corporate expenses decreased $0.6 million to $1.4 million for the three months ended March 31, 2011 from $2.0 million for the same period in 2010.  The decrease was driven primarily by a reduction in the variable compensation expense accrual in the current quarter.

Amortization expense decreased $0.2 million to $1.2 million for the three months ended March 31, 2011 from $1.4 million for the same period in 2010.  This decrease reflects a decrease in the amortization relating to the USSU acquisition in 2007.

Interest expense for the three months ended March 31, 2011, decreased $0.2 million, to $2.2 million, from $2.4 million for the comparable period in 2010.  Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan.  The overall decrease reflects the decline in the average outstanding balance on our term loan to $37.7 million for the period ended March 31, 2011 from $49.8 million for same period in 2010.

Federal income tax expense for the three months ended March 31, 2011 was $5.4 million, or 27.7% of income before taxes, compared to $7.5 million, or 32.5% of income before taxes, for the same period in 2010.  Income tax expense on capital gains (losses) and the change in our valuation allowance for other than temporary impairments, was $180,000 and $253,000 for the three months ended March 31, 2011 and 2010, respectively.  Excluding the impact of this deferred tax valuation, the effective income tax rate would have been 28.0% and 31.2% for the three months ended March 31, 2011 and 2010, respectively.  Included in the three months ended March 31, 2010 is a $477,000 adjustment to our tax expense relating to a return to provision analysis completed on the closing tax return of ProCentury.  Excluding this adjustment, the effective tax rate on net operating income, a non-GAAP measure, for the three months ended March 31, 2010 would have been 29.2%.

Other Items

Equity earnings of affiliated, net of tax;

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holding, LLC (“MFH”), for $14.8 million in cash.  We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership.  We recognized equity earnings, net of tax, from MFH of $1.1 million, or $0.02 per dilutive share, for the three months ended March 31, 2011, compared to $0.5 million, or $0.01 per dilutive share, for the comparable period of 2010. We received dividends from MFH in the three months ended March 31, 2011 and 2010, for $0.6 million and $0.4 million, respectively. The gross earned premium from MFH for the three months ended March 31, 2011 and 2010 was $32.5 million and $20.4 million, respectively.  Additionally, the agent balances receivable from MFH for the three months ended March 31, 2011 and 2010 were $44.4 million and $37.0 million, respectively.

Reserves

At March 31, 2011, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $801.9 million. We established a reasonable range of reserves of approximately $730.4 million to $854.8 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers’ Compensation (1)	$296,515	$336,536	$319,044
Commercial Multiple Peril / General Liability	296,345	363,957	335,952
Commercial Automobile	106,112	118,730	113,116
Other	31,455	35,551	33,779
Total Net Reserves	$730,427	$854,774	$801,891
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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the three months ended March 31, 2011, and the year ended December 31, 2010.

For the three months ended March 31, 2011, we reported a decrease in net ultimate loss estimates for accident years 2010 and prior of $3.2 million, or 0.4% of $784.2 million of beginning net loss and LAE reserves at December 31, 2010. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2011 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2010 and for the three months ended March 31, 2011. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2010	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at March 31, 2011

Workers’ Compensation	$285,069	$45,769	$2,480	$48,249	$1,752	$31,243	$32,995	$300,323
Residual Markets	18,963	996	(275)	721	670	293	963	18,721
Commercial Multiple Peril / General Liability	330,850	27,970	(4,843)	23,127	670	17,355	18,025	335,952
Commercial Automobile	112,388	19,236	2,203	21,439	3,240	17,471	20,711	113,116
Other	36,932	14,522	(2,796)	11,726	1,900	12,979	14,879	33,779
Net Reserves	784,202	$108,493	$(3,231)	$105,262	$8,232	$79,341	$87,573	801,891
Reinsurance Recoverable	280,854							290,058
Consolidated	$1,065,056							$1,091,949

Line of Business	Reserves at December 31, 2010	Total Re-estimated Reserves at March 31, 2011 on Prior Years	Development as a Percentage of Prior Year Reserves

Workers’ Compensation	$285,069	$287,549	0.9%
Commercial Multiple Peril / General Liability	330,850	326,007	-1.5%
Commercial Automobile	112,388	114,591	2.0%
Other	36,932	34,136	-7.6%
Sub-total	765,239	762,283	-0.4%
Residual Markets	18,963	18,688	-1.5%
Total Net Reserves	$784,202	$780,971	-0.4%

Workers’ Compensation Excluding Residual Markets

The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets increased $2.5 million, or 0.9% of net workers’ compensation reserves. This net overall increase reflects increases of $1.7 million and $1.2 million for accident years 2010 and 2009, respectively.  This increase in the net ultimate loss estimate for this accident year was because of greater than expected claim emergence in two countrywide programs.  The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril / General Liability

The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $4.8 million, or 1.5% of net commercial multiple peril and general liability reserves. The decreases in the net ultimate loss estimates for these accident years were due to better than expected claim emergence across multiple accident years in a general liability program, an excess liability program, a Missouri program, a habitational program, and a contractors program. The net decrease reflects decreases of $3.2 million, $1.2 million, $747,000, $1.0 million, and $700,000 in the ultimate loss estimates for accident years 2010, 2009, 2008, 2007 and 2006, respectively. The decreases were offset by an increase of $2.4 million for accident year 2005, which is primarily related to the impact of one large loss.  This increase in the net ultimate loss estimates for this accident year was due to greater than expected claim emergence in an excess liability program.  The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The projected net ultimate loss estimate for the commercial automobile line of business increased $2.2 million, or 2.0% of net commercial automobile reserves. This net overall increase reflects increases in the net ultimate loss estimate of $1.9 million and $1.0 million for accident years 2010 and 2007, respectively.  This increase in the net ultimate loss estimates for this accident year was due to greater than expected claim emergence in a garage program and two countrywide programs.  This increase was partially offset by a decrease of $599,000 for accident year 2008.  The decreases in the net ultimate loss estimates for this accident years were due to less than expected claim emergence in a California based program.  The change in ultimate loss estimates for all other accident years was insignificant.

Other

The projected net ultimate loss estimate for the other lines of business decreased $2.8 million, or 7.6% of net reserves. This net decrease reflects a decrease of $2.0 million in accident year 2010.  This decrease is primarily due to better than expected case reserve development during the calendar year in a professional liability program.  The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $0.3 million, or 1.5% of net reserves. This decrease reflects a reduction of $575,000 in accident year 2009.  We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

Other-Than-Temporary Impairments (OTTI)

At March 31, 2011 and December 31, 2010, we had 117 and 108 securities that were in an unrealized loss position, respectively.  Of the securities held at March 31, 2011, 18 securities had an aggregate $12.5 million and $0.9 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.  Of the securities held at December 31, 2010, 19 securities had an aggregate $12.3 million and $1.5 million fair value and unrealized loss, respectively, and have been in an unrealized loss position for more than twelve months.

During the quarter ended March 31, 2011, in accordance with to our OTTI policy, we recorded an OTTI credit loss of $84,000.  For the three months ended March 31, 2010, we recorded an OTTI loss of $305,000.

Refer to Note 2 ~ Investments, for additional information specific to OTTI and their fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2011 is $43.8 million without prior regulatory approval.  In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $87.3 million of extraordinary dividends as of March 31, 2011, subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income.  Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were zero and $14.3 million for the three months ended March 31, 2011 and 2010, respectively.  We remain well within our targets as they relate to our premium leverage ratios, even taking into consideration the dividends paid by our Insurance Company Subsidiaries.  Our guidelines for gross and net written premium to statutory surplus are 3.0 to 1.0 and 2.5 to 1.0, respectively.  As of March 31, 2011, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.1 to 1.0 and 1.8 to 1.0, respectively.  The ordinary dividends paid in 2010 were funded from current financial earnings.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees.  These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries.  Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $2.1 million for the three months ended March 31, 2011.

We have a total revolving credit facility of $35.0 million, which may include up to $15.0 million in letters of credit. As of March 31, 2011, we had a zero outstanding loan balance on our revolving credit facility and $0.5 million in letters of credit issued.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Cash flow provided by operations was $34.6 million and $44.7 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease in operating cash flows is driven primarily by slightly lower operating income and the timing of accrual payments. Additionally, the prior year period operating cash flow was stronger due to a lengthening of our loss reserve duration during the first quarter of 2010. We maintain a strong balance sheet with diversified geographic risks, high quality reinsurance, and a high quality investment portfolio.

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

Refer to Note 5 ~ Derivative Instruments, for additional information specific to our interest rate swaps.

Credit Facilities

Refer to Note 4 ~ Debt for additional information specific to our credit facilities and debentures.

Investment Portfolio

As of March 31, 2011 and December 31, 2010, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.4 billion and $1.3 billion, respectively.

In general, we believe our overall investment portfolio is conservatively invested.  The effective duration of the investment portfolio at March 31, 2011, is 5.1 years, compared to 5.2 years at March 31, 2010.  Our pre-tax book yield is 4.2%, compared to 4.4% in 2010.  The current after-tax yield is 3.1%, compared to 3.3% in 2010.  Approximately 98.6% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

Refer to Note 7 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commitments

For the three months ended March 31, 2011, there were no material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of March 31, 2011.  Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus.  The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years.  At March 31, 2011, our fixed income portfolio had a effective duration of 5.1, compared to 5.0 at December 31, 2010.

At March 31, 2011, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.3 billion.  Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income.  These investments comprise 2.3% of our investment portfolio.

Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds.  We continue to increase our holdings of tax-exempt securities based on our desire to maximize after-tax investment income.  For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2010. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,315,301	$1,253,082	$1,189,839
Yield to Maturity or Call	2.73%	3.66%	4.68%
Effective Duration	4.7	5.1	5.2

 The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates.  Thus, our interest expense on these debentures is directly correlated to market interest rates.  At March 31, 2011 and December 31, 2010, we had debentures of $80.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates.  Thus, our interest expense on our term loan is directly correlated to market interest rates.  At March 31, 2011, we had an outstanding balance on our term loan of $34.5 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $345,000.  At December 31, 2010, we had an outstanding balance on our term loan of $37.8 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $378,000.

We have entered into interest rate swap transactions to mitigate our interest rate risk on our existing debt obligations.  These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges.  These interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income.  The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense.  Refer to Note 5 ~ Derivative Instruments for further detail relating to our interest rate swap transactions.

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates.  Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates.  At March 31, 2011 and December 31, 2010, we had a zero outstanding balance on our revolving line of credit and $0.5 million in letters of credit had been issued.

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

As of March 31, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended March 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 9 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2011, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and our other filings with the Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2010, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.

The following table represents information with respect to repurchases of the Company’s common stock for the quarterly period ended March 31, 2011:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may still be Repurchased Under the Plans or Programs
January 1 - January 31, 2011	—	$—	—	2,519,000
February 1 - February 28, 2011	—	—	—	2,519,000
March 1 - March 31, 2011	—	—		2,519,000
Total	—	—	—

ITEM 6.  EXHIBITS

The following documents are filed as part of this Report:

Exhibit No.	Description

10.1	Meadowbrook Insurance Group, Inc. Amended and Restated 2009 Equity Compensation Plan.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
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
Senior Vice President and
Chief Financial Officer

Dated: May 10, 2011

EXHIBITS INDEX

Exhibit No.	Description

10.1	Meadowbrook Insurance Group, Inc. Amended and Restated 2009 Equity Compensation Plan.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.