Form 10-Q
period 2011-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2011-08-09
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 2, 2011, was 52,875,204.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30,

	2011	2010
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$209,676	$192,789
Ceded	(28,206)	(30,029)
Net earned premiums	181,470	162,760
Net commissions and fees	7,897	7,135
Net investment income	13,765	13,454
Realized gains (losses):
Total other-than-temporary impairments on securities	-	(106)
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	(106)
Net realized gains excluding other-than-temporary impairments on securities	1,094	398
Net realized gains	1,094	292
Total revenues	204,226	183,641

Expenses
Losses and loss adjustment expenses	141,356	119,576
Reinsurance recoveries	(19,953)	(20,364)
Net losses and loss adjustment expenses	121,403	99,212
Policy acquisition and other underwriting expenses	62,450	57,370
General, selling and administrative expenses	5,631	5,321
General corporate expenses	(719)	1,269
Amortization expense	1,206	1,121
Interest expense	2,082	2,411
Total expenses	192,053	166,704
Income before taxes and equity earnings	12,173	16,937
Federal and state income tax expense	2,408	4,738
Equity earnings of affiliates, net of tax	173	644
Equity earnings of unconsolidated subsidiaries, net of tax	1	18
Net income	$9,939	$12,861

Earnings Per Share
Basic	$0.19	$0.24
Diluted	$0.19	$0.24

Weighted average number of common shares
Basic	53,100,479	54,018,868
Diluted	53,248,573	54,268,668

Dividends paid per common share	$0.04	$0.03

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30,

	2011	2010
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$410,362	$372,402
Ceded	(58,234)	(58,201)
Net earned premiums	352,128	314,201
Net commissions and fees	16,335	17,003
Net investment income	27,337	26,483
Realized gains (losses):
Total other-than-temporary impairments on securities	(84)	(411)
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	(84)	(411)
Net realized gains excluding other-than-temporary impairments on securities	1,990	569
Net realized gains	1,906	158
Total revenues	397,706	357,845

Expenses
Losses and loss adjustment expenses	270,079	218,897
Reinsurance recoveries	(43,414)	(32,205)
Net losses and loss adjustment expenses	226,665	186,692
Policy acquisition and other underwriting expenses	119,888	109,249
General, selling and administrative expenses	11,875	11,227
General corporate expenses	636	3,246
Amortization expense	2,438	2,522
Interest expense	4,254	4,854
Total expenses	365,756	317,790
Income before taxes and equity earnings	31,950	40,055
Federal and state income tax expense	8,119	12,396
Equity earnings of affiliates, net of tax	1,246	1,166
Equity earnings of unconsolidated subsidiaries, net of tax	(22)	470
Net income	$25,055	$29,295

Earnings Per Share
Basic	$0.47	$0.54
Diluted	$0.47	$0.53

Weighted average number of common shares
Basic	53,175,824	54,642,127
Diluted	53,323,802	54,887,561

Dividends paid per common share	$0.08	$0.06

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30,

	2011	2010
	(Unaudited)
	(In thousands)
Net income	$9,939	$12,861
Other comprehensive income, net of tax:
Unrealized gains on securities	13,528	13,469
Unrealized gains (losses) in affiliates and unconsolidated subsidiaries	50	(7)
(Decrease) increase on non-credit other-than-temporary impairments on securities	(231)	1,092
Net deferred derivative losses - hedging activity	(381)	(447)
Less reclassification adjustment for investment gains included in net income	(1,070)	(216)
Other comprehensive gains, net of tax	11,896	13,891
Comprehensive income	$21,835	$26,752

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30,

	2011	2010
	(Unaudited)
	(In thousands)
Net income	$25,055	$29,295
Other comprehensive income, net of tax:
Unrealized gains on securities	11,148	18,267
Unrealized (losses) gains in affiliates and unconsolidated subsidiaries	(1)	140
Increase on non-credit other-than-temporary impairments on securities	85	485
Net deferred derivative gains (losses) - hedging activity	285	(625)
Less reclassification adjustment for investment gains included in net income	(1,880)	(60)
Other comprehensive gains, net of tax	9,637	18,207
Comprehensive income	$34,692	$47,502

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,228,767 and $1,170,795)	$1,297,993	$1,226,360
Equity securities available for sale, at fair value (cost of $26,135 and $25,632)	29,664	28,483
Cash and cash equivalents	77,122	90,414
Accrued investment income	13,882	13,021
Premiums and agent balances receivable, net	195,500	169,866
Reinsurance recoverable on:
Paid losses	9,854	13,342
Unpaid losses	296,113	280,854
Prepaid reinsurance premiums	28,500	28,208
Deferred policy acquisition costs	84,833	78,755
Deferred income taxes, net	616	5,569
Goodwill	118,842	118,842
Other intangible assets	34,328	36,637
Other assets	93,759	87,290
Total assets	$2,281,006	$2,177,641

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,125,216	$1,065,056
Unearned premiums	379,842	352,585
Debt	31,250	37,750
Debentures	80,930	80,930
Accounts payable and accrued expenses	39,860	38,645
Funds held and reinsurance balances payable	31,649	28,824
Payable to insurance companies	5,127	2,754
Other liabilities	14,096	23,996
Total liabilities	1,707,970	1,630,540

Shareholders' Equity

Common stock, $0.01 stated value; authorized 75,000,000 shares; 52,875,204 and 53,236,542 shares issued and outstanding	516	520
Additional paid-in capital	289,902	292,705
Retained earnings	238,387	219,298
Note receivable from officer	(781)	(797)
Accumulated other comprehensive income	45,012	35,375
Total shareholders' equity	573,036	547,101
Total liabilities and shareholders' equity	$2,281,006	$2,177,641

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited, In thousands)
Balances December 31, 2010	$520	$292,705	$219,298	$(797)	$35,375	$547,101
Net income	-	-	25,055	-	-	25,055
Dividends declared and paid	-	-	(4,262)	-	-	(4,262)
Change in unrealized on available for sale securities, net of tax	-	-	-	-	9,320	9,320
Change in valuation allowance on deferred tax assets	-	-	-	-	33	33
Net deferred derivative gain - hedging activity	-	-	-	-	285	285
Stock award	-	366	-	-	-	366
Long term incentive plan; stock award for 2009-2011 plan years	-	(973)	-	-	-	(973)
Change in investment of affiliates, net of tax	-	-	-	-	(1)	(1)
Repurchase of 400,000 shares of common stock	(4)	(2,196)	(1,704)	-	-	(3,904)
Note receivable from officer	-	-	-	16	-	16
Balances June 30, 2011	$516	$289,902	$238,387	$(781)	$45,012	$573,036

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,

	2011	2010
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$25,055	$29,295
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	2,438	2,522
Amortization of deferred debenture issuance costs	63	132
Depreciation of furniture, equipment, and building	2,697	2,793
Net amortization of discount and premiums on bonds	1,829	1,759
Gain on sale of investments, net	(1,880)	(60)
Gain on sale of fixed assets	(44)	(44)
Long-term incentive plan expense	(973)	501
Stock award	366	385
Equity earnings of affiliates, net of taxes	(1,246)	(1,166)
Equity loss (earnings) of unconsolidated subsidiaries, net of tax	22	(470)
Deferred income tax expense	(185)	(37)
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(25,634)	(25,181)
Reinsurance recoverable on paid and unpaid losses	(11,771)	(11,467)
Prepaid reinsurance premiums	(292)	1,258
Deferred policy acquisition costs	(6,078)	(8,539)
Other assets	(285)	(2,953)
Increase (decrease) in:
Losses and loss adjustment expenses	60,160	63,479
Unearned premiums	27,257	24,592
Payable to insurance companies	2,373	(438)
Funds held and reinsurance balances payable	2,825	218
Other liabilities	(14,826)	(3,687)
Total adjustments	36,816	43,597
Net cash provided by operating activities	61,871	72,892
Cash Flows From Investing Activities
Purchase of debt securities available for sale	(133,777)	(116,523)
Proceeds from sales and maturities of debt securities available for sale	78,352	49,366
Proceeds from sales of equity securities available for sale	200	420
Capital expenditures	(3,970)	(2,379)
Acquisition of rights renewals	(129)	(148)
Other investing activities	592	(286)
Net cash used in investing activities	(58,732)	(69,550)
Cash Flows From Financing Activities
Payment of lines of credit	(6,500)	(5,625)
Book overdrafts	(1,785)	933
Dividends paid on common stock	(4,262)	(3,272)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	-	(35)
Share repurchases	(3,904)	(17,130)
Other financing activities	20	(69)
Net cash used in financing activities	(16,431)	(25,198)
Net decrease in cash and cash equivalents	(13,292)	(21,856)
Cash and cash equivalents, beginning of period	90,414	86,319
Cash and cash equivalents, end of period	$77,122	$64,463
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,070	$4,193
Net income taxes paid (1)	$14,678	$16,601
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock-based employee compensation	$366	$385

(1) In first quarter 2011, $731,795 was received for amended tax return refunds.

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period.  Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates.  Actual results could differ from those estimates.  The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year.

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
(Unaudited)

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

Income Taxes

As of June 30, 2011 and December 31, 2010, the Company did not have any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of June 30, 2011 and December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued guidance to achieve common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).  The guidance explains how to measure fair value and does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. The Company is still evaluating the impact of adoption on its financial condition and results of operations

Presentation of Comprehensive Income

In June 2011, the FASB issued guidance to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company has not yet adopted this guidance and will not have a material impact on its financial condition and results of operations.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Investments

The estimated fair value of investments in securities is determined primarily based upon published market quotations and broker/dealer quotations. The cost or amortized cost, gross unrealized gains, losses, non-credit other-than-temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$23,323	$1,379	$(6)	$-	$24,696
Obligations of states and political subs	541,941	30,152	(510)	-	571,583
Corporate securities	432,085	24,741	(749)	-	456,077
Redeemable preferred stocks	1,924	492	-	-	2,416
Residential mortgage-backed securities	173,964	11,922	(515)	(102)	185,269
Commercial mortgage-backed securities	39,829	1,461	(155)	-	41,135
Other asset-backed securities	15,701	1,717	(31)	(570)	16,817
Total debt securities available for sale	1,228,767	71,864	(1,966)	(672)	1,297,993
Equity Securities:
Perpetual preferred stock	10,824	2,509	-	-	13,333
Common stock	15,311	1,373	(353)	-	16,331
Total equity securities available for sale	26,135	3,882	(353)	-	29,664
Total securities available for sale	$1,254,902	$75,746	$(2,319)	$(672)	$1,327,657

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$25,375	$1,363	$(24)	$-	$26,714
Obligations of states and political subs	527,080	22,176	(2,125)	-	547,131
Corporate securities	379,974	21,555	(1,355)	(3)	400,171
Redeemable preferred stocks	3,368	1,044	-	-	4,412
Residential mortgage-backed securities	181,966	12,182	(694)	(151)	193,303
Commercial mortgage-backed securities	34,942	1,236	(478)	-	35,700
Other asset-backed securities	18,090	1,476	(33)	(604)	18,929
Total debt securities available for sale	1,170,795	61,032	(4,709)	(758)	1,226,360
Equity Securities:
Perpetual preferred stock	10,869	2,006	(6)	-	12,869
Common stock	14,763	1,255	(404)	-	15,614
Total equity securities available for sale	25,632	3,261	(410)	-	28,483
Total securities available for sale	$1,196,427	$64,293	$(5,119)	$(758)	$1,254,843

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Unrealized gains	$75,746	$64,293
Unrealized losses	(2,319)	(5,119)
Non-credit OTTI	(672)	(758)
Net unrealized gains	72,755	58,416
Deferred federal income tax expense	(25,464)	(20,445)
Net unrealized gains on investments, net of deferred federal income taxes	$47,291	$37,971

Net realized gains (losses including OTTI) on securities, for the three months and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Realized gains (losses):
Debt securities:
Gross realized gains	$942	$225	$1,866	$373
Gross realized losses	(27)	(54)	(141)	(368)
Total debt securities	915	171	1,725	5
Equity securities:
Gross realized gains	154	106	154	116
Gross realized losses	-	(61)	-	(61)
Total equity securities	154	45	154	55
Net realized gains	$1,069	$216	$1,879	$60

OTTI included in realized losses on securities above	$-	$106	$(84)	$411

Proceeds from the sales of fixed maturity securities available for sale were $11.1 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively. Proceeds from the sales of fixed maturity securities available for sale were $27.4 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2011, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$33,863	$34,393
Due after one year through five years	257,075	268,758
Due after five years through ten years	584,531	623,341
Due after ten years	123,804	128,280
Mortgage-backed securities, collateralized obligations and asset-backed securities	229,494	243,221
	$1,228,767	$1,297,993

Net investment income for the three months and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net Investment Income Earned From:
Debt securities	$13,436	$12,970	$26,628	$25,550
Equity Securities	473	525	979	1,061
Cash and cash equivalents	174	226	390	409
Total gross investment income	14,083	13,721	27,997	27,020
Less investment expenses	318	267	660	537
Net investment income	$13,765	$13,454	$27,337	$26,483

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
(Unaudited)

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, the Company concludes that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding charge to realized loss within the Consolidated Statements of Income. When assessing the Company’s ability and intent to hold the equity security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security, as well as the cause of decline, a fundamental analysis of the liquidity, business prospects and overall financial condtion of the issuer.

After reviewing the Company’s investment portfolio in relation to this policy, the Company did not record any credit OTTI for the three months ended June 30, 2011. The Company recorded $84,000 of credit OTTI for the six months ended June 30, 2011. No non-credit related OTTI were recognized for the three months and six months ended June 30, 2011 in other comprehensive income.  For the three months and six months ended June 30, 2010, the Company recorded an OTTI loss of $106,000 and $411,000, respectively, of which no non-credit related OTTI losses were recognized in other comprehensive income.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	June 30, 2011
	Less than 12 months		Greater than 12 months		Total
	Fair Value of Investments with Unrealized Losses (69 Securities)	Gross Unrealized Losses and Non-Credit OTTI	Fair Value of Investments with Unrealized Losses (15 Securities)	Gross Unrealized Losses and Non-Credit OTTI	Fair Value of Investments with Unrealized Losses (84 Securities)	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$169	$(6)	$-	$-	$169	$(6)
Obligations of states and political subs	31,820	(509)	185	(1)	32,005	(510)
Corporate securities	55,411	(749)	-	-	55,411	(749)
Redeemable preferred stocks	-	-	-	-	-	-
Residential mortgage-backed securities	18,880	(515)	3,673	(102)	22,553	(617)
Commercial mortgage-backed securities	8,734	(77)	535	(78)	9,269	(155)
Other asset-backed securities	1,113	(20)	2,379	(581)	3,492	(601)
Total debt securities	116,127	(1,876)	6,772	(762)	122,899	(2,638)
Equity Securities:
Perpetual preferred stock	-	-	-	-	-	-
Common stock	48	-	5,098	(353)	5,146	(353)
Total equity securities	48	-	5,098	(353)	5,146	(353)
Total securities	$116,175	$(1,876)	$11,870	$(1,115)	$128,045	$(2,991)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2010
	Less than 12 months		Greater than 12 months		Total
	Fair Value of Investments with Unrealized Losses (89 Securities)	Gross Unrealized Losses and Non-Credit OTTI	Fair Value of Investments with Unrealized Losses (19 Securities)	Gross Unrealized Losses and Non-Credit OTTI	Fair Value of Investments with Unrealized Losses (108 Securities)	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$3,381	$(24)	$-	$-	$3,381	$(24)
Obligations of states and political subs	71,422	(2,119)	679	(6)	72,101	(2,125)
Corporate securities	70,411	(1,358)	-	-	70,411	(1,358)
Redeemable preferred stocks	-	-	-	-	-	-
Residential mortgage-backed securities	22,161	(694)	3,631	(151)	25,792	(845)
Commercial mortgage-backed securities	7,052	(183)	311	(295)	7,363	(478)
Other asset-backed securities	1,569	(16)	2,617	(621)	4,186	(637)
Total debt securities	175,996	(4,394)	7,238	(1,073)	183,234	(5,467)
Equity Securities:
Perpetual preferred stock	995	(6)	-	-	995	(6)
Common stock	-	-	5,063	(404)	5,063	(404)
Total equity securities	995	(6)	5,063	(404)	6,058	(410)
Total securities	$176,991	$(4,400)	$12,301	$(1,477)	$189,292	$(5,877)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of January 1, 2010	$(547)
Additional credit impairments on:
Previously impaired securities	(264)
Securities for which an impairment was not previously recognized	-
Reductions	89
Balance as of December 31, 2010	(722)
Additional credit impairments on:
Previously impaired securities	(67)
Securities for which an impairment was not previously recognized	-
Reductions	-
Balance as of June 30, 2011	$(789)

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
(Unaudited)

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

Level 1 – Valuations that are based on unadjusted quoted prices in active markets for identical securities. The fair value of exchange-traded preferred and common equities, and mutual funds included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The fair value measurements that were based on Level 1 inputs comprise 2.3% of the fair value of the total investment portfolio.

Level 2 – Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information.  The third party pricing service monitors market indicators, as well as industry and economic events.  The Level 2 category includes corporate bonds, government and agency bonds, asset-backed, residential mortgage-backed and commercial mortgage-backed securities and municipal bonds.  The fair value measurements that were based on Level 2 inputs comprise 97.3% of the fair value of the total investment portfolio.

Level 3 – Valuations that are derived from techniques in which one or more of the significant inputs are unobservable and/or involve management judgment and/or are based on non-binding broker quotes.  The fair value measurements that were based on Level 3 inputs comprise 0.4% of the fair value of the total investment portfolio.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Level 3 securities consist of 13 securities totaling $4.6 million or 0.4% of the total investment portfolio.  These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip.  To fair value these securities, the third party investment manager uses a combination of methods.  Non-binding broker/dealer quotes are used on 4 holdings. Benchmarking techniques based upon industry sector, rating and other factors are used on 8 holdings. The Company holds 1 restricted equity security that is not readily marketable; and therefore, is subject to nonrecurring fair value adjustments.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of June 30, 2011 (in thousands):

		Fair Value Measurements Using
	June 30, 2011 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Debt Securities:
U.S. Government and agencies	$24,696	$-	$24,696	$-
Obligations of states and political subs	571,583	-	571,583	-
Corporate securities	456,077	-	455,261	816
Redeemable preferred stocks	2,416	2,416	-	-
Residential mortgage-backed securities	185,269	-	185,269	-
Commercial mortgage-backed securities	41,135	-	41,135	-
Other asset-backed securities	16,817	-	13,546	3,271
Total debt securities available for sale	1,297,993	2,416	1,291,490	4,087
Equity Securities:
Perpetual preferred stock	13,333	12,593	740	-
Common stock	16,331	15,783	-	548
Total equity securities available for sale	29,664	28,376	740	548
Total securities available for sale	$1,327,657	$30,792	$1,292,230	$4,635

Derivatives - interest rate swaps	$(5,494)	$-	$(5,494)	$-

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Balance as of January 1, 2010	$4,161

Total gains or losses (realized/unrealized):
Included in earnings	(3)
Included in other comprehensive income	463

Purchases	-
Issuances	-
Settlements	(97)

Transfers in and out of Level 3	(442)
Balance as of December 31, 2010	4,082

Total gains or losses (realized/unrealized):
Included in earnings	10
Included in other comprehensive income	37

Purchases	-
Issuances	-
Settlements	(10)

Transfers in and out of Level 3	516
Balance as of June 30, 2011	$4,635

There were no credit losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of a reporting period.  During the quarter ended June 30, 2011, there was one asset-backed security transferred into Level 2 from Level 3 as the third party pricing source calculated the fair value using observable market data inputs.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  4 – Debt

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”).  The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of its Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger.The revolving credit facility includes a letter of credit facility with a sublimit.  The total amount of credit available under the revolving credit facility is $35.0 million, which may include up to $15 million in letters of credit.  As of June 30, 2011, the outstanding balance on its term loan facility was $31.3 million.  The Company had a zero outstanding balance on its revolving credit facility as of June 30, 2011, and $0.5 million in letters of credit had been issued as of June 30, 2011.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.  At December 31, 2010, the Company had an outstanding balance of $37.8 million on its term loan and had a zero outstanding balance on its revolving credit facility.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate.  The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin.  The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio.  In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities.  At June 30, 2011, the interest rate on the Company’s term loan was 5.70%, which consisted of a fixed rate of 3.95%, as described in Note 5 ~ Derivative Instruments, plus an applicable margin of 1.75%.

The debt financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star and Century Surety of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best Company rating of “B++.”  As of June 30, 2011, the Company was in compliance with these debt covenants.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the second quarter of 2011, several of the Company's insurance subsidiaries(Star, Williamsburg, and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis, providing a source of liquidity. The aggregate investment of approximately $0.5 million by these subsidiaries provides the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased. As of June 30, 2011, based on the subsidiaries’ common stock investment, the Company had the borrowing capacity of up to approximately $10 million from FHLBI. As of June 30, 2011, the Company did not have any borrowings outstanding from FHLBI.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at June 30, 2011 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.30%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.26%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.46%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.83%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.25%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.36%	10,000
					Total	$80,930

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
(Unaudited)

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at June 30, 2011

4/23/2008	6/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	$10,000
4/29/2008	4/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
7/31/2008	7/31/2013	Term loan (1)	Three-month LIBOR	3.950%	31,250
8/15/2008	8/15/2013	Junior subordinated debentures (2)	Three-month LIBOR	3.780%	10,000
9/4/2008	9/4/2013	Junior subordinated debentures (2)	Three-month LIBOR	3.790%	15,000
9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000

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

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended June 30, 2011 and 2010, was approximately $0.9 million and $1.2 million, respectively. The net interest expense incurred for the six months ended June 30, 2011 and 2010, was approximately $1.9 million and $2.3 million, respectively.

As of June 30, 2011 and December 31, 2010, the total fair value of the interest rate swaps was approximately ($5.5 million) and ($5.9 million), respectively.  Accumulated other comprehensive income at June 30, 2011 and December 31, 2010, included accumulated loss on the cash flow hedge, net of taxes, of approximately $3.6 million and $3.9 million, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  6 – Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. The Company recorded approximately $86,000 and $71,000 of restricted stock awards compensation expense for the three months ended June 30, 2011 and 2010, respectively. The Company recorded approximately $218,000 and $381,000 of restricted stock awards compensation expense for the six months ended June 30, 2011 and 2010, respectively.

On February 23, 2011, the Company issued 1,500 non-restricted stock awards to each outside member of the Board of Directors, which vested immediately. The Company recorded zero and $150,000 of non-restricted stock awards compensation expense for the three months and six months ended June 30, 2011, respectively. No non-restricted stock awards were issued to the directors in 2010.

NOTE 7 – Shareholders’ Equity

At June 30, 2011, shareholders’ equity was $573.0 million, or a book value of $10.84 per common share, compared to $547.1 million, or a book value of $10.28 per common share, at December 31, 2010.

On February 12, 2010, the Company’s Board of Directors approved a Share Repurchase Plan authorizing management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.  For the three months and six months ended June 30, 2011, the Company purchased and retired 0.4 million shares of common stock for a total cost of approximately $3.9 million. For the year ended December 31, 2010, the Company purchased and retired approximately 2.5 million shares of common stock for a total cost of approximately $19.6 million. As of June 30, 2011, the Company has available approximately 2.1 million shares remaining to be purchased.

For the period ended June 30, 2011, the Company paid dividends to its common shareholders of $4.3 million. For the year ended December 31, 2010, the Company paid dividends to its common shareholders of $7.0 million.  On July 28, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.04 per common share.  The dividend is payable on August 29, 2011, to shareholders of record as of August 12, 2011.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months and six months ended June 30 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income, as reported	$9,939	$12,861	$25,055	$29,295

Common shares:
Basic
Weighted average shares outstanding	53,100,479	54,018,868	53,175,824	54,642,127

Diluted
Weighted average shares outstanding	53,100,479	54,018,868	53,175,824	54,642,127
Dilutive effect of:
Share awards under long term incentive plan	148,094	249,800	147,978	245,434
Total	53,248,573	54,268,668	53,323,802	54,887,561

Net income per common share
Basic	$0.19	$0.24	$0.47	$0.54
Diluted	$0.19	$0.24	$0.47	$0.53

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – Commitments and Contingencies

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business.  Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings.  Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant.  Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance.  In terms of deductibles associated with such insurance, the Company has established provisions against these items, which are believed to be adequate in light of current information and legal advice.  In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable; an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets.  Period expenses related to the defense of such claims are included in other operating expenses in the accompanying consolidated statements of income.  Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters.  On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate, will have a material adverse effect on the Company’s financial condition.  However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended June 30, 2011 and 2010

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

Through our retail property and casualty agencies, we also generate commission revenue, which represents 1.7% of our total consolidated revenues. Our agencies are located in Michigan, California, and Florida and produce commercial, personal lines, life and accident and health insurance that is placed with more than fifty unaffiliated insurance carriers. These agencies produce a minimal amount of business for our affiliated Insurance Company Subsidiaries.

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  The accounting estimates and related risks described in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 16, 2011, are those that we consider to be our critical accounting estimates.  For the three months and six months ended June 30, 2011, there have been no material changes in regard to any of our critical accounting estimates.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Operating income, net of tax	$8,540	$12,622	$23,024	$29,443
Net realized gains (losses), net of tax	1,399	239	2,031	(148)
Net income	$9,939	$12,861	$25,055	$29,295

Diluted earnings per common share:
Net operating income	$0.16	$0.23	$0.43	$0.54
Net income	$0.19	$0.24	$0.47	$0.53
Diluted weighted average common shares outstanding	53,248,573	54,268,668	53,323,802	54,887,561

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Accident year loss ratio	66.4%	65.1%	65.0%	64.7%
Adverse (favorable) development on prior years	0.5%	-4.1%	-0.6%	-5.3%
Net loss & LAE ratio	66.9%	61.0%	64.4%	59.4%

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Executive Overview

Our results for the three months ended June 30, 2011 include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines, as well as a focus on current accident year price adequacy and the benefits derived from leveraging of fixed costs.  Our generally accepted accounting principles (“GAAP”) combined ratio was 101.3% for the three months ended June 30, 2011, compared to 96.2% for the comparable three months ended June 30, 2010.  Our accident quarter combined ratio was 100.8% for the three months ended June 30, 2011, compared to 100.3% for the comparable three months ended June 30, 2010. The second quarter 2011 results were impacted by higher than normal storm losses, which added 3.5 percentage points to both the GAAP and accident quarter combined ratios. Comparably, the second quarter 2010 results were impacted by higher than normal storm losses, which added 1.2 percentage points to both the GAAP and accident quarter combined ratios.

Net operating income decreased $4.1 million from $12.6 million for the three months ended June 30, 2010 to $8.5 million for the three months ended June 30, 2011.  The second quarter 2011 results include $4.1 million of higher than normal after-tax storm losses. Comparably, the second quarter 2010 results include $1.3 million of higher than normal after-tax storm losses.  Development on prior year reserves reduced net operating income by $0.6 million in 2011, compared to an increase in net operating income by $4.4 million in 2010.  Excluding higher than normal storm loss activity, second quarter 2011 net operating income on an accident year basis increased to $13.2 million, compared to $9.5 million for the second quarter 2010.

Gross written premium increased $22.9 million, or 12.0%, to $212.7 million in 2011, compared to $189.8 million in 2010 for the three months ended June 30. The increase during the quarter relates to the maturation of programs initiated in recent years and rate increases that were achieved during the quarter.

Results of Operations

Net income for the three months ended June 30, 2011, was $9.9 million, or $0.19 per diluted share, compared to net income of $12.9 million, or $0.24 per diluted share, for the comparable period of 2010.  Net operating income, a non-GAAP measure, decreased $4.1 million, or 32.3%, to $8.5 million, or $0.16 per diluted share, compared to net operating income of $12.6 million, or $0.23 per diluted share for the comparable period in 2010.  Total diluted weighted average shares outstanding for the three months ended June 30, 2011 were 53,248,573, compared to 54,268,668 for the comparable period in 2010.  This decrease reflects the impact of our Share Repurchase Plan (the “Plan”) in which we repurchased 0.4 million shares during the second quarter of 2011. We currently have approximately 2.1 million more shares available for repurchase under the Plan.

Revenues

Revenues for the three months ended June 30, 2011, increased $20.6 million, or 11.2%, to $204.2 million, from $183.6 million for the comparable period in 2010.  This increase primarily reflects overall growth within our existing programs and new business that was implemented in recent years.

The following table sets forth the components of revenues (in thousands):

	For the Three Months Ended June 30,
	2011	2010
Revenue:
Net earned premiums	$181,470	$162,760
Management administrative fees	3,041	2,829
Claims fees	1,606	1,752
Commission revenue	3,250	2,554
Net investment income	13,765	13,454
Net realized gains	1,094	292
Total revenue	$204,226	$183,641

Net earned premiums increased $18.7 million, or 11.5%, to $181.5 million for the three months ended June 30, 2011, from $162.8 million in the comparable period in 2010. This increase was primarily the result of growth within our existing programs and the new business we began writing in recent years.

Commission revenue increased $0.7 million, or 26.9%, to $3.3 million for the three months ended June 30, 2011, from $2.6 million for the comparable period in 2010. This increase primarily reflects Michigan agency business that was added in the current year.

Net investment income increased $0.3 million, or 2.3%, to $13.8 million for the three months ended June 30, 2011, from $13.5 million for the comparable period in 2010.  This increase primarily reflects the increase in average invested assets from $1.3 billion in 2010 to $1.4 billion in 2011.  This increase in our average investment balance is due primarily to positive cash flows generated from operations. The average investment yield for June 30, 2011 was 4.0% compared to 4.3% in 2010.  The current pre-tax book yield was 4.2% compared to 4.5% in 2010. The current after-tax book yield was 3.1% compared to 3.4% in 2010. The effective duration of the investment portfolio is 5.0 years at June 30, 2011, compared to 4.8 years at June 30, 2010.

Net realized gains improved by $0.8 million, to $1.1 million gain for the three months ended June 30, 2011, from a $0.3 million gain for the comparable period in 2010. The increase in realized gains relates to the sale of securities sold in 2011.

Expenses

Expenses increased $25.4 million from $166.7 million for the three months ended June 30, 2010 to $192.1 million for the three months ended June 30, 2011.

The following table sets forth the components of expenses (in thousands):

	For the Three Months Ended June 30,
	2011	2010
Expense:
Net losses and loss adjustment expenses	$121,403	$99,212
Policy acquisition and other underwriting expenses	62,450	57,370
General selling & administrative expenses	5,631	5,321
General corporate expenses	(719)	1,269
Amortization expense	1,206	1,121
Interest expense	2,082	2,411
Total expenses	$192,053	$166,704

Net loss and loss adjustment expenses (“LAE”) increased $22.2 million, to $121.4 million for the three months ended June 30, 2011 from $99.2 million for the same period in 2010.  Our loss and LAE ratio was 66.9% for the three months ended June 30, 2011 and 61.0% for the three months ended June 30, 2010.  The accident year loss and LAE ratio was 66.4% for the three months ended June 30, 2011 up from 65.1% in the comparable period in 2010. The 2011 accident quarter loss and LAE ratio includes 3.5 percentage points of higher than normal storm losses noted above. Comparably, the 2010 accident quarter loss and LAE ratio includes 1.2 percentage points of higher than normal storm losses noted above. Excluding the higher than normal storm losses, the 2011 accident quarter loss and LAE ratio improved to 62.9%, compared to 63.9% in the prior year quarter.   Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $5.1 million, to $62.5 million for the three months ended June 30, 2011, from $57.4 million for the same period in 2010. Our expense ratio decreased 0.8% percentage points to 34.4% for the three months ended June 30, 2011, from 35.2% for the same period in 2010.  The 2011 expense ratio improvement reflects the reduction in variable compensation.

General corporate expenses decreased $2.0 million to a benefit of $0.7 million for the three months ended June 30, 2011 from $1.3 million for the same period in 2010.  The current quarter amount reflects a reduction in the accrual for variable compensation, as compared to accruing a provision for variable compensation in 2010.

Interest expense for the three months ended June 30, 2011, decreased $0.3 million, to $2.1 million, from $2.4 million for the comparable period in 2010.  Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan.  The overall decrease reflects the decline in the average outstanding balance on our term loan to $34.5 million for the period ended June 30, 2011 from $47.0 million for same period in 2010.

Federal income tax expense for the three months ended June 30, 2011 was $2.2 million, or 18.3% of income before taxes, compared to $4.6 million, or 27.3% of income before taxes, for the same period in 2010.  Income tax expense on capital gains and the change in our valuation allowance for other than temporary impairments, was a benefit of $305,000 and an expense of $54,000 for the three months ended June 30, 2011 and 2010, respectively.  Excluding the impact of this deferred tax valuation, the effective income tax rate would have been 22.9% and 27.4% for the three months ended June 30, 2011 and 2010, respectively.  The lower rate is due to a higher portion of income being tax exempt interest income.

Other Items

Equity earnings of affiliated, net of tax;

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holding, LLC (“MFH”), for $14.8 million in cash.  We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership.  We recognized equity earnings, net of tax, from MFH of $0.2 million, which had no per diluted share impact, for the three months ended June 30, 2011, compared to $0.6 million, or $0.01 per diluted share, for the comparable period of 2010. We received dividends from MFH in the three months ended June 30, 2011 and 2010, of $1.2 million and $0.7 million, respectively.

Reserves

For the three months ended June 30, 2011, we reported an increase in net ultimate loss estimates for accident years 2010 and prior of $0.9 million, or 0.1% of $784.2 million of net loss and LAE reserves at December 31, 2010.  There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2010 and 2011.

Other-Than-Temporary Impairments (OTTI)

Refer to Note 2 ~ Investments of the Notes to the Consolidated Financial Statements, for additional information specific to OTTI and their fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Executive Overview

Our results for the six months ended June 30, 2011, include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines, as well as a focus on current accident year price adequacy and the benefits derived from leveraging of fixed costs.  Our generally accepted accounting principles (“GAAP”) combined ratio was 98.4% for the six months ended June 30, 2011, compared to 94.2% for the comparable six months ended June 30, 2010.  Our accident year combined ratio was 99.0% for the six months ended June 30, 2011, compared to 99.5% for the comparable six months ended June 30, 2010. The year-to-date 2011 results were impacted by higher than normal storm losses, which added 1.6 percentage points to both the GAAP and accident year combined ratios.  Comparably, the year-to-date 2010 results were impacted by higher than normal storm losses, which added 0.6 percentage points to both the GAAP and accident year combined ratios.

Net operating income decreased $6.4 million from $29.4 million for the six months ended June 30, 2010 to $23.0 million for the six months ended June 30, 2011.  The second quarter 2011 results include $3.6 million of higher than normal after-tax storm losses.  Comparably, the second quarter 2010 results include $1.3 million of higher than normal after-tax storm losses.  Development on prior year reserves increased net operating income by $1.5 million in 2011, compared to an increase in net operating income by $10.7 million in 2010.  Excluding higher than normal storm loss activity, year-to-date 2011 net operating income on an accident year basis increased to $25.1 million, compared to $20.0 million for the second year-to-date 2010.

Gross written premium increased $40.6 million, or 10.2%, to $437.6 million in 2011, compared to $397.0 million in 2010 for the six months ended June 30. The increase relates to the maturation of programs initiated in recent years, rate increases that were achieved during the year, and the conversion of an existing fee-based program into an insured program where we now assume the risk.

Results of Operations

Net income for the six months ended June 30, 2011, was $25.1 million, or $0.47 per diluted share, compared to net income of $29.3 million, or $0.53 per diluted share, for the comparable period of 2010.  Net operating income, a non-GAAP measure, decreased $6.4 million, or 21.8%, to $23.0 million, or $0.43 per diluted share, compared to net operating income of $29.4 million, or $0.54 per diluted share for the comparable period in 2010.  Total diluted weighted average shares outstanding for the six months ended June 30, 2011 were 53,323,802, compared to 54,887,561 for the comparable period in 2010.  This decrease reflects the impact of our Plan in which we repurchased 0.4 million shares during the six months ended June 30, 2011. We currently have approximately 2.1 million more shares available for repurchase under the Plan.

Revenues

Revenues for the six months ended June 30, 2011, increased $39.9 million, or 11.2%, to $397.7 million, from $357.8 million for the comparable period in 2010.  This increase primarily reflects overall growth within our existing programs and new business that was implemented in recent years.

The following table sets forth the components of revenues (in thousands):

	For the Six Months Ended June 30,
	2011	2010
Revenue:
Net earned premiums	$352,128	$314,201
Management administrative fees	6,399	7,784
Claims fees	3,213	3,499
Commission revenue	6,723	5,720
Net investment income	27,337	26,483
Net realized gains	1,906	158
Total revenue	$397,706	$357,845

Net earned premiums increased $37.9 million, or 12.1%, to $352.1 million for the six months ended June 30, 2011, from $314.2 million in the comparable period in 2010. This increase was primarily the result of growth within our existing programs and the new business we began writing in recent years.

Management fees decreased $1.4 million, or 17.9%, to $6.4 million for the six months ended June 30, 2011, from $7.8 million for the comparable period in 2010.  This decrease primarily reflects the impact of a program that we converted from a fee based business to an underwritten program in the current year.

Commission revenue increased $1.0 million, or 17.5%, to $6.7 million for the six months ended June 30, 2011, from $5.7 million for the comparable period in 2010. This increase primarily reflects Michigan agency business that was added in the current year.

Net investment income increased $0.8 million, or 3.2%, to $27.3 million for the six months ended June 30, 2011, from $26.5 million for the comparable period in 2010.  This increase primarily reflects the increase in average invested assets from $1.2 billion in 2010 to $1.3 billion in 2011.  This increase in our average investment balance is due primarily to positive cash flows generated from operations that were primarily due to favorable underwriting results. The average investment yield for June 30, 2011 was 4.0% compared to 4.3% in 2010.  The current pre-tax book yield was 4.2% compared to 4.5% in 2010. The current after-tax book yield was 3.1% compared to 3.4% in 2010. The effective duration of the investment portfolio is 5.0 years at June 30, 2011, compared to 4.8 years at June 30, 2010.

Net realized gains improved by $1.7 million, to a $1.9 million gain for the six months ended June 30, 2011, from a $0.2 million gain for the comparable period in 2010. The increase in realized gains relates to the sale of securities sold in 2011.

Expenses

Expenses increased $48.0 million from $317.8 million for the six months ended June 30, 2010 to $365.8 million for the six months ended June 30, 2011.

The following table sets forth the components of expenses (in thousands):

	For the Six Months Ended June 30,
	2011	2010
Expense:
Net losses and loss adjustment expenses	$226,665	$186,692
Policy acquisition and other underwriting expenses	119,888	109,249
General selling & administrative expenses	11,875	11,227
General corporate expenses	636	3,246
Amortization expense	2,438	2,522
Interest expense	4,254	4,854
Total expenses	$365,756	$317,790

Net loss and loss adjustment expenses (“LAE”) increased $40.0 million, to $226.7 million for the six months ended June 30, 2011 from $186.7 million for the same period in 2010.  Our loss and LAE ratio was 64.4% for the six months ended June 30, 2011 and 59.4% for the six months ended June 30, 2010.  The accident year loss and LAE ratio was 65.0% for the six months ended June 30, 2011 up from 64.7% in the comparable period in 2010. The 2011 accident year loss and LAE ratio includes 1.6 percentage points of higher than normal storm losses noted above. Comparably, the 2010 accident year loss and LAE ratio includes 0.6 percentage points of higher than normal storm losses noted above. Excluding the higher than normal storm losses, the 2011 accident year loss and LAE ratio improved to 63.4%, compared to 64.1% in the prior year.  Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $10.7 million, to $119.9 million for the six months ended June 30, 2011, from $109.2 million for the same period in 2010. Our expense ratio decreased 0.8 percentage points to 34.0% for the six months ended June 30, 2011, from 34.8% for the same period in 2010.  The 2011 expense ratio improvement reflects the reduction in variable compensation.

General corporate expenses decreased $2.6 million to $0.6 million for the six months ended June 30, 2011 from $3.2 million for the same period in 2010.  The current quarter amount reflects a reduction in the accrual for variable compensation, as compared to accruing a provision for variable compensation in 2010.

Interest expense for the six months ended June 30, 2011, decreased $0.6 million, to $4.3 million, from $4.9 million for the comparable period in 2010.  Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan.  The overall decrease reflects the decline in the average outstanding balance on our term loan to $34.5 million for the period ended June 30, 2011 from $47.0 million for same period in 2010.

Federal income tax expense for the six months ended June 30, 2011 was $7.6 million, or 24.1% of income before taxes, compared to $12.0 million, or 30.3% of income before taxes, for the same period in 2010.  Income tax expense on capital gains and the change in our valuation allowance for other than temporary impairments, was a benefit of $125,000 and an expense of $306,000 for the six months ended June 30, 2011 and 2010, respectively.  Excluding the impact of this deferred tax valuation, the effective income tax rate would have been 26.1% and 29.7% for the six months ended June 30, 2011 and 2010, respectively.  The lower rate is due to a higher portion on income being tax exempt interest income.

Other Items

Equity earnings of affiliated, net of tax;

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holding, LLC (“MFH”), for $14.8 million in cash.  We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership.  We recognized equity earnings, net of tax, from MFH of $1.2 million, or $0.02 per diluted share, for the six months ended June 30, 2011, compared to $1.2 million, or $0.02 per diluted share, for the comparable period of 2010. We received dividends from MFH in the six months ended June 30, 2011 and 2010, of $1.7 million and $1.0 million, respectively.

Reserves

At June 30, 2011, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $829.1 million. We established a reasonable range of reserves of approximately $735.6 million to $905.8 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$293,743	$335,208	$315,969
Residual Markets	16,493	18,267	17,736
Commercial Multiple Peril / General Liability	282,574	392,310	343,060
Commercial Automobile	109,686	122,697	116,911
Other	33,075	37,275	35,427
Total Net Reserves	$735,571	$905,757	$829,103

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the six months ended June 30, 2011, and the year ended December 31, 2010.

For the six months ended June 30, 2011, we reported a decrease in net ultimate loss estimates for accident years 2010 and prior of $2.4 million, or 0.3% of $784.2 million of beginning net loss and LAE reserves at December 31, 2010. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2011 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2010 and for the six months ended June 30, 2011. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2010	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at June 30, 2011

Workers' Compensation	$285,069	$96,486	$3,634	$100,120	$9,871	$59,349	$69,220	$315,969
Residual Markets	18,963	1,490	(1,259)	231	507	951	1,458	17,736
Commercial Multiple Peril / General Liability	330,850	55,780	(3,971)	51,809	2,787	36,812	39,599	343,060
Commercial Automobile	112,388	41,944	2,298	44,242	10,834	28,885	39,719	116,911
Other	36,932	33,332	(3,069)	30,263	12,674	19,094	31,768	35,427
Net Reserves	784,202	$229,032	$(2,367)	$226,665	$36,673	$145,091	$181,764	829,103
Reinsurance Recoverable	280,854							296,113
Consolidated	$1,065,056							$1,125,216

Line of Business	Reserves at December 31, 2010	Total Re-estimated Reserves at June 30, 2011 on Prior Years	Development as a Percentage of Prior Year Reserves

Workers' Compensation	$285,069	$288,703	1.3%
Commercial Multiple Peril / General Liability	330,850	326,879	-1.2%
Commercial Automobile	112,388	114,686	2.0%
Other	36,932	33,863	-8.3%
Sub-total	765,239	764,131	-0.1%
Residual Markets	18,963	17,704	-6.6%
Total Net Reserves	$784,202	$781,835	-0.3%

Workers’ Compensation Excluding Residual Markets

The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets increased $3.6 million, or 1.3% of net workers’ compensation reserves. This net overall increase reflects increases of $3.7 million, $1.1 million, and $850,000 for accident years 2010, 2009, and 2003, respectively.  This increase in the net ultimate loss estimate for these accident years was due to greater than expected claim emergence.  The 2009 and 2010 accident years’ emergence was from a countrywide program, a New England program, and two Florida programs. Collectively, California based programs had insignificant development. Accident year 2003 emergence came from a single claim reserve increase.  These increases were partially offset by decreases of $783,000, $875,000, and $592,000 for accident years 2008, 2007, and 2006, respectively.  The decrease in the net ultimate loss estimates for these accident years was due to less than expected claim emergence in a Florida program and several countrywide programs.  The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril / General Liability

The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $4.0 million, or 1.2% of net commercial multiple peril and general liability reserves. The net decrease reflects decreases of $2.8 million, $2.7 million, $1.4 million, and $714,000 in the ultimate loss estimates for accident years 2010, 2009, 2008, and 2006, respectively.  The decreases in the net ultimate loss estimates for these accident years were due to better than expected claim emergence in several general liability programs and two excess liability programs.  The decreases were offset by increases of $2.3 million and $1.7 million for accident years 2005 and 2004, respectively.  These increases in the net ultimate loss estimates for these accident years was due to greater than expected claim emergence in an excess liability program.  The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The projected net ultimate loss estimate for the commercial automobile line of business increased $2.3 million, or 2.0% of net commercial automobile reserves. This net overall increase reflects increases in the net ultimate loss estimate of $1.7 million, $1.1 million, and $563,000 for accident years 2010, 2009, and 2007, respectively.  This increase in the net ultimate loss estimates for these accident years was due to greater than expected claim emergence in a garage program and a countrywide transportation program.  This increase was partially offset by a decrease of $576,000 for accident year 2008.  The decrease in the net ultimate loss estimates for this accident year was due to less than expected claim emergence in a California based programs and several countrywide programs.  The change in ultimate loss estimates for all other accident years was insignificant.

Other

The projected net ultimate loss estimate for the other lines of business decreased $3.1 million, or 8.3% of net reserves. This net decrease reflects decreases of $1.7 million and $648,000 in accident years 2010 and 2009, respectively.  This decrease is primarily due to better than expected case reserve development during the calendar year in three professional liability programs, an inland marine program, and an ocean marine program.  The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $1.3 million, or 6.6% of net reserves. This decrease reflects a reduction of $1.0 million in accident year 2009.  We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

Other-Than-Temporary Impairments (OTTI)

Refer to Note 2 ~ Investments of the Notes to the Consolidated Financial Statements, for additional information specific to OTTI and their fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position

LIQUIDITY AND CAPITAL RESOURCES

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2011 is $43.8 million without prior regulatory approval.  Of this $43.8 million, an ordinary dividend of $20 million was declared in June 2011 and subsequently paid in July 2011.  In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $78.1 million of extraordinary dividends as of June 30, 2011, subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income.  Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were zero and $20.9 million for the six months ended June 30, 2011 and 2010, respectively.  We remain well within our targets as they relate to our premium leverage ratios, even taking into consideration the dividends paid by our Insurance Company Subsidiaries.  Our targeted maximum leverage ratios for gross and net written premium to statutory surplus are 2.75 to 1.0 and 2.25 to 1.0, respectively.  As of June 30, 2011, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.3 to 1.0 and 2.0 to 1.0, respectively.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees.  These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries.  Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $6.3 million for the six months ended June 30, 2011.

We have a total revolving credit facility of $35.0 million, which may include up to $15.0 million in letters of credit. As of June 30, 2011, we had a zero outstanding loan balance on our revolving credit facility and $0.5 million in letters of credit issued.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

During the second quarter of 2011, several of our insurance subsidiaries (Star, Williamsburg, and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity. The aggregate investment of approximately $0.5 million by these subsidiaries provides the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased. As of June 30, 2011, based on the subsidiaries’ common stock investment, we had the borrowing capacity of up to approximately $10 million from FHLBI. As of June 30, 2011, we did not have any borrowings outstanding from FHLBI.

Cash flow provided by operations was $61.9 million and $72.9 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease in operating cash flows is driven primarily by higher paid losses. We maintain a strong balance sheet with diversified geographic risks, high quality reinsurance, and a high quality investment portfolio.

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

Investment Portfolio

As of June 30, 2011 and December 31, 2010, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.4 billion and $1.3 billion, respectively.

In general, we believe our overall investment portfolio is conservatively invested.  The effective duration of the investment portfolio at June 30, 2011, is 5.0 years, compared to 4.8 years at June 30, 2010.  Our pre-tax book yield is 4.2%, compared to 4.5% in 2010.  The current after-tax yield is 3.1%, compared to 3.4% in 2010.  Approximately 98.9% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

Refer to Note 7 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commitments

For the six months ended June 30, 2011, there were no material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVEDISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of June 30, 2011. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At June 30, 2011 and December 31, 2010, our fixed income portfolio had an effective duration of 5.0.

At June 30, 2011, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.3 billion. Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income. These investments comprise 2.2% of our investment portfolio.

Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds.  We continue to purchase tax-exempt securities based on our desire to maximize after-tax investment income.  For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2010. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,359,394	$1,297,993	$1,232,697
Yield to Maturity or Call	2.27%	3.24%	4.24%
Effective Duration	4.5	5.0	5.2

 The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates.  Thus, our interest expense on these debentures is directly correlated to market interest rates.  At June 30, 2011 and December 31, 2010, we had debentures of $80.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates.  Thus, our interest expense on our term loan is directly correlated to market interest rates.  At June 30, 2011, we had an outstanding balance on our term loan of $31.3 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $313,000.  At December 31, 2010, we had an outstanding balance on our term loan of $37.8 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $378,000.

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

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates.  Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates.  At June 30, 2011 and December 31, 2010, we had a zero outstanding balance on our revolving line of credit and $0.5 million in letters of credit had been issued.

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

As of June 30, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended June 30, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 9 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2011, which is hereby incorporated by reference.

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

The following table represents information with respect to repurchases of the Company’s common stock for the quarterly period ended June 30, 2011:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may still be Repurchased Under the Plans or Programs
April 1 - April 30, 2011	-	$-	-	2,519,000
May 1 - May 31, 2011	400,000	9.76	-	2,119,000
June 1 - June 30, 2011	-	-	-	2,119,000
Total	400,000	$9.76	-

ITEM 6.  EXHIBITS

The following documents are filed as part of this Report:

Exhibit No.	Description
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By: /s/	Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Dated:  August 9, 2011

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

101	Interactive Data File