Form 10-Q
period 2011-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2011-11-09
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549
_________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 2, 2011, was 51,050,204.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30,

	2011	2010
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$225,219	$200,918
Ceded	(31,632)	(29,054)
Net earned premiums	193,587	171,864
Net commissions and fees	7,293	9,869
Net investment income	13,502	13,715
Realized gains (losses):
Total other-than-temporary impairments on securities	-	(25)
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	(25)
Net realized gains excluding other-than-temporary impairments on securities	363	308
Net realized gains	363	283
Total revenues	214,745	195,731

Expenses
Losses and loss adjustment expenses	153,809	122,044
Reinsurance recoveries	(24,853)	(16,105)
Net losses and loss adjustment expenses	128,956	105,939
Policy acquisition and other underwriting expenses	64,665	59,013
General, selling and administrative expenses	5,876	5,881
General corporate expenses	273	1,163
Amortization expense	1,208	1,235
Interest expense	2,066	2,405
Total expenses	203,044	175,636
Income before taxes and equity earnings	11,701	20,095
Federal and state income tax expense	2,590	5,500
Equity earnings of affiliates, net of tax	649	425
Equity earnings of unconsolidated subsidiaries, net of tax	(8)	16
Net income	$9,752	$15,036

Earnings Per Share
Basic	$0.19	$0.28
Diluted	$0.19	$0.28

Weighted average number of common shares
Basic	52,240,813	53,418,314
Diluted	52,355,581	53,698,954

Dividends paid per common share	$0.04	$0.04

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30,

	2011	2010
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$635,581	$573,320
Ceded	(89,866)	(87,255)
Net earned premiums	545,715	486,065
Net commissions and fees	23,628	26,872
Net investment income	40,839	40,198
Realized gains (losses):
Total other-than-temporary impairments on securities	(84)	(437)
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	(84)	(437)
Net realized gains excluding other-than-temporary impairments on securities	2,353	878
Net realized gains	2,269	441
Total revenues	612,451	553,576

Expenses
Losses and loss adjustment expenses	423,889	340,941
Reinsurance recoveries	(68,268)	(48,310)
Net losses and loss adjustment expenses	355,621	292,631
Policy acquisition and other underwriting expenses	184,553	168,262
General, selling and administrative expenses	17,751	17,108
General corporate expenses	909	4,409
Amortization expense	3,646	3,757
Interest expense	6,320	7,259
Total expenses	568,800	493,426
Income before taxes and equity earnings	43,651	60,150
Federal and state income tax expense	10,709	17,896
Equity earnings of affiliates, net of tax	1,895	1,591
Equity earnings of unconsolidated subsidiaries, net of tax	(30)	486
Net income	$34,807	$44,331

Earnings Per Share
Basic	$0.66	$0.82
Diluted	$0.66	$0.81

Weighted average number of common shares
Basic	52,860,729	54,229,706
Diluted	52,974,390	54,508,592

Dividends paid per common share	$0.12	$0.10

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30,

	2011	2010
	(Unaudited)
	(In thousands)
Net income	$9,752	$15,036
Other comprehensive income, net of tax:
Unrealized gains on securities	16,788	16,556
Unrealized gains in affiliates and unconsolidated subsidiaries	23	105
Increase on non-credit other-than-temporary impairments on securities	74	333
Net deferred derivative losses - hedging activity	(275)	(705)
Less reclassification adjustment for investment gains included in net income	(342)	(314)
Other comprehensive gains, net of tax	16,268	15,975
Comprehensive income	$26,020	$31,011

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30,

	2011	2010
	(Unaudited)
	(In thousands)
Net income	$34,807	$44,331
Other comprehensive income, net of tax:
Unrealized gains on securities	27,936	34,823
Unrealized gains in affiliates and unconsolidated subsidiaries	22	245
Increase on non-credit other-than-temporary impairments on securities	159	818
Net deferred derivative gains (losses) - hedging activity	10	(1,330)
Less reclassification adjustment for investment gains included in net income	(2,222)	(374)
Other comprehensive gains, net of tax	25,905	34,182
Comprehensive income	$60,712	$78,513

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,242,614 and $1,170,795)	$1,339,544	$1,226,360
Equity securities available for sale, at fair value (cost of $25,176 and $25,632)	26,995	28,483
Cash and cash equivalents	76,348	90,414
Accrued investment income	13,821	13,021
Premiums and agent balances receivable, net	193,695	169,866
Reinsurance recoverable on:
Paid losses	12,981	13,342
Unpaid losses	304,870	280,854
Prepaid reinsurance premiums	34,710	28,208
Deferred policy acquisition costs	88,221	78,755
Deferred income taxes, net	-	5,569
Goodwill	118,842	118,842
Other intangible assets	33,154	36,637
Other assets	98,818	87,290
Total assets	$2,341,999	$2,177,641

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,157,453	$1,065,056
Unearned premiums	397,913	352,585
Debt	27,562	37,750
Debentures	80,930	80,930
Accounts payable and accrued expenses	36,825	38,645
Funds held and reinsurance balances payable	34,233	28,824
Payable to insurance companies	2,809	2,754
Deferred income taxes, net	8,250	-
Other liabilities	15,706	23,996
Total liabilities	1,761,681	1,630,540

Shareholders' Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 51,050,204 and 53,236,542 shares issued and outstanding	520	520
Additional paid-in capital	279,727	292,705
Retained earnings	239,565	219,298
Note receivable from officer	(774)	(797)
Accumulated other comprehensive income	61,280	35,375
Total shareholders' equity	580,318	547,101
Total liabilities and shareholders' equity	$2,341,999	$2,177,641

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited, In thousands)
Balances December 31, 2010	$520	$292,705	$219,298	$(797)	$35,375	$547,101
Net income	-	-	34,807	-	-	34,807
Dividends declared and paid	-	-	(6,336)	-	-	(6,336)
Change in unrealized on available for sale securities, net of tax	-	-	-	-	26,216	26,216
Change in valuation allowance on deferred tax assets	-	-	-	-	(343)	(343)
Net deferred derivative gain - hedging activity	-	-	-	-	10	10
Stock award	-	454	-	-	-	454
Long term incentive plan; stock award for 2009-2011 plan years	-	(1,195)	-	-	-	(1,195)
Change in investment of affiliates, net of tax	-	-	-	-	22	22
Repurchase of 2,225,000 shares of common stock	-	(12,237)	(8,204)	-	-	(20,441)
Note receivable from officer	-	-	-	23	-	23
Balances September 30, 2011	$520	$279,727	$239,565	$(774)	$61,280	$580,318

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,

	2011	2010
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$34,807	$44,331
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	3,646	3,757
Amortization of deferred debenture issuance costs	94	192
Depreciation of furniture, equipment, and building	3,916	4,194
Net amortization of discount and premiums on bonds	3,092	2,405
Gain on sale of investments, net	(2,222)	(374)
Gain on sale of fixed assets	(47)	(66)
Long-term incentive plan expense	(1,195)	753
Stock award	454	458
Equity earnings of affiliates, net of taxes	(1,895)	(1,591)
Equity loss (earnings) of unconsolidated subsidiaries, net of tax	30	(486)
Deferred income tax expense	(8,908)	(1,213)
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(23,829)	(21,866)
Reinsurance recoverable on paid and unpaid losses	(23,655)	(18,405)
Prepaid reinsurance premiums	(6,502)	5,483
Deferred policy acquisition costs	(9,466)	(9,917)
Other assets	(3,409)	(3,935)
Increase (decrease) in:
Losses and loss adjustment expenses	92,397	94,586
Unearned premiums	45,328	27,865
Payable to insurance companies	55	(513)
Funds held and reinsurance balances payable	5,409	(2,126)
Other liabilities	(13,225)	4,515
Total adjustments	60,068	83,716
Net cash provided by operating activities	94,875	128,047
Cash Flows From Investing Activities
Purchase of debt securities available for sale	(170,746)	(185,759)
Proceeds from sales and maturities of debt securities available for sale	104,272	84,207
Proceeds from sales of equity securities available for sale	700	1,020
Capital expenditures	(5,606)	(3,311)
Acquisition of rights renewals	(164)	(148)
Other investing activities	132	(231)
Net cash used in investing activities	(71,412)	(104,222)
Cash Flows From Financing Activities
Payments on term loan	(10,188)	(8,875)
Book overdrafts	(593)	737
Dividends paid on common stock	(6,336)	(4,878)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	-	(35)
Share repurchases	(20,441)	(20,719)
Other financing activities	29	21
Net cash used in financing activities	(37,529)	(33,749)
Net decrease in cash and cash equivalents	(14,066)	(9,924)
Cash and cash equivalents, beginning of period	90,414	86,319
Cash and cash equivalents, end of period	$76,348	$76,395
Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,074	$6,490
Net income taxes paid	$18,279	$16,445
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock-based employee compensation	$454	$458

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period.  Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates.  Actual results could differ from those estimates.  The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year.

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

Income Taxes

As of September 30, 2011 and December 31, 2010, the Company did not have any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively. As of September 30, 2011 and December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to assist in a consistent application of accounting for costs related to acquiring or renewing insurance contracts among industry practice. The new guidance restricts the capitalization of a contract’s acquisition costs to those that are directly related to the successful acquisition of a new or renewing insurance contract. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is still evaluating the impact of adoption on its financial condition and results of operations, but currently does not anticipate it having a material impact.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Testing Goodwill for Impairment

In September 2011, the FASB issued guidance on how to  test goodwill for impairment through use of a qualitative approach. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is still evaluating the impact of adoption on its financial condition and results of operations.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Investments

The estimated fair value of investments in securities is determined primarily based upon published market quotations and broker/dealer quotations. The cost or amortized cost, gross unrealized gains, losses, non-credit other-than-temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$23,301	$1,893	$-	$-	$25,194
Obligations of states and political subs	550,708	42,486	(26)	-	593,168
Corporate securities	450,436	37,531	(1,501)	-	486,466
Redeemable preferred stocks	1,924	301	-	-	2,225
Residential mortgage-backed securities	163,676	12,635	(27)	(152)	176,132
Commercial mortgage-backed securities	37,848	2,258	-	-	40,106
Other asset-backed securities	14,721	2,008	(30)	(446)	16,253
Total debt securities available for sale	1,242,614	99,112	(1,584)	(598)	1,339,544
Equity Securities:
Perpetual preferred stock	10,413	1,817	(69)	-	12,161
Common stock	14,763	409	(338)	-	14,834
Total equity securities available for sale	25,176	2,226	(407)	-	26,995
Total securities available for sale	$1,267,790	$101,338	$(1,991)	$(598)	$1,366,539

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$25,375	$1,363	$(24)	$-	$26,714
Obligations of states and political subs	527,080	22,176	(2,125)	-	547,131
Corporate securities	379,974	21,555	(1,355)	(3)	400,171
Redeemable preferred stocks	3,368	1,044	-	-	4,412
Residential mortgage-backed securities	181,966	12,182	(694)	(151)	193,303
Commercial mortgage-backed securities	34,942	1,236	(478)	-	35,700
Other asset-backed securities	18,090	1,476	(33)	(604)	18,929
Total debt securities available for sale	1,170,795	61,032	(4,709)	(758)	1,226,360
Equity Securities:
Perpetual preferred stock	10,869	2,006	(6)	-	12,869
Common stock	14,763	1,255	(404)	-	15,614
Total equity securities available for sale	25,632	3,261	(410)	-	28,483
Total securities available for sale	$1,196,427	$64,293	$(5,119)	$(758)	$1,254,843

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Unrealized gains	$101,338	$64,293
Unrealized losses	(1,991)	(5,119)
Non-credit OTTI	(598)	(758)
Net unrealized gains	98,749	58,416
Deferred federal income tax expense	(34,562)	(20,445)
Net unrealized gains on investments, net of deferred federal income taxes	$64,187	$37,971

Net realized gains (losses, including OTTI) on securities, for the three months and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Realized gains (losses):
Debt securities:
Gross realized gains	$274	$257	$2,141	$630
Gross realized losses	(22)	(22)	(163)	(390)
Total debt securities	252	235	1,978	240
Equity securities:
Gross realized gains	90	90	244	206
Gross realized losses	-	(11)	-	(72)
Total equity securities	90	79	244	134
Net realized gains	$342	$314	$2,222	$374

OTTI included in realized losses on securities above	$-	$(25)	$(84)	$(437)

Proceeds from the sales of fixed maturity securities available for sale were $1.1 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively. Proceeds from the sales of fixed maturity securities available for sale were $28.5 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2011, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,264	$30,647
Due after one year through five years	270,327	282,478
Due after five years through ten years	599,735	658,912
Due after ten years	126,043	135,016
Mortgage-backed securities, collateralized obligations and asset-backed securities	216,245	232,491
	$1,242,614	$1,339,544

Net investment income for the three months and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net Investment Income Earned From:
Debt securities	$13,207	$13,232	$39,834	$38,783
Equity securities	452	565	1,431	1,626
Cash and cash equivalents	176	196	567	605
Total gross investment income	13,835	13,993	41,832	41,014
Less investment expenses	333	278	993	816
Net investment income	$13,502	$13,715	$40,839	$40,198

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

After reviewing the Company’s investment portfolio in relation to this policy, the Company did not record any credit related OTTI for the three months ended September 30, 2011. The Company recorded $84,000 of credit related OTTI for the nine months ended September 30, 2011. No non-credit related OTTI was recognized for the three months and nine months ended September 30, 2011 in other comprehensive income.  For the three months and nine months ended September 30, 2010, the Company recorded an OTTI loss of $25,000 and $437,000, respectively, of which no non-credit related OTTI losses were recognized in other comprehensive income.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	September 30, 2011
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	0	$-	$-	-	$-	$-	0	$-	$-
Obligations of states and political subs	3	2,213	(25)	1	184	(1)	4	2,397	(26)
Corporate securities	27	42,069	(1,501)	-	-	-	27	42,069	(1,501)
Redeemable preferred stocks	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	3	306	(27)	1	3,621	(152)	4	3,927	(179)
Commercial mortgage-backed securities	1	1,105	-	-	-	-	1	1,105	-
Other asset-backed securities	3	654	(16)	8	1,301	(460)	11	1,955	(476)
Total debt securities	37	46,347	(1,569)	10	5,106	(613)	47	51,453	(2,182)
Equity Securities:
Perpetual preferred stock	2	1,059	(69)	-	-	-	2	1,059	(69)
Common stock	1	48	-	3	5,057	(338)	4	5,105	(338)
Total equity securities	3	1,107	(69)	3	5,057	(338)	6	6,164	(407)
Total securities	40	$47,454	$(1,638)	13	$10,163	$(951)	53	$57,617	$(2,589)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2010
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	3	$3,381	$(24)	-	$-	$-	3	$3,381	$(24)
Obligations of states and political subs	36	71,422	(2,119)	2	679	(6)	38	72,101	(2,125)
Corporate securities	40	70,411	(1,358)	-	-	-	40	70,411	(1,358)
Redeemable preferred stocks	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	5	22,161	(694)	1	3,631	(151)	6	25,792	(845)
Commercial mortgage-backed securities	2	7,052	(183)	1	311	(295)	3	7,363	(478)
Other asset-backed securities	2	1,569	(16)	12	2,617	(621)	14	4,186	(637)
Total debt securities	88	175,996	(4,394)	16	7,238	(1,073)	104	183,234	(5,467)
Equity Securities:
Perpetual preferred stock	1	995	(6)	-	-	-	1	995	(6)
Common stock	-	-	-	3	5,063	(404)	3	5,063	(404)
Total equity securities	1	995	(6)	3	5,063	(404)	4	6,058	(410)
Total securities	89	$176,991	$(4,400)	19	$12,301	$(1,477)	108	$189,292	$(5,877)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of January 1, 2010	$(547)
Additional credit impairments on:
Previously impaired securities	(264)
Securities for which an impairment was not previously recognized	-
Reductions	89
Balance as of December 31, 2010	(722)
Additional credit impairments on:
Previously impaired securities	(67)
Securities for which an impairment was not previously recognized	-
Reductions	-
Balance as of September 30, 2011	$(789)

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

Level 1 – Valuations that are based on unadjusted quoted prices in active markets for identical securities. The fair value of exchange-traded preferred and common equities, and mutual funds included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The fair value measurements that were based on Level 1 inputs comprise 2.1% of the fair value of the total investment portfolio.

Level 2 – Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information.  The third party pricing service monitors market indicators, as well as industry and economic events.  The Level 2 category includes corporate bonds, government and agency bonds, asset-backed, residential mortgage-backed and commercial mortgage-backed securities and municipal bonds.  The fair value measurements that were based on Level 2 inputs comprise 97.5% of the fair value of the total investment portfolio.

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

The Level 3 securities consist of 12 securities totaling $4.9 million or 0.4% of the total investment portfolio.  These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip.  To fair value these securities, the third party investment manager uses a combination of methods.  Non-binding broker/dealer quotes are used on 5 holdings. Benchmarking techniques based upon industry sector, rating and other factors are used on 7 holdings.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of September 30, 2011 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Debt Securities:
U.S. Government and agencies	$25,194	$-	$25,194	$-
Obligations of states and political subs	593,168	-	593,168	-
Corporate securities	486,466	-	485,410	1,056
Redeemable preferred stocks	2,225	2,225	-	-
Residential mortgage-backed securities	176,132	-	176,132	-
Commercial mortgage-backed securities	40,106	-	40,106	-
Other asset-backed securities	16,253	-	12,447	3,806
Total debt securities available for sale	1,339,544	2,225	1,332,457	4,862
Equity Securities:
Perpetual preferred stock	12,161	11,436	725	-
Common stock	14,834	14,834	-	-
Total equity securities available for sale	26,995	26,270	725	-
Total securities available for sale	$1,366,539	$28,495	$1,333,182	$4,862

Derivatives - interest rate swaps	$(5,917)	$-	$(5,917)	$-

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Balance as of January 1, 2010	$4,161

Total gains or losses (realized/unrealized):
Included in earnings	(3)
Included in other comprehensive income	463

Purchases	-
Issuances	-
Settlements	(97)

Transfers in and out of Level 3	(442)
Balance as of December 31, 2010	4,082

Total gains or losses (realized/unrealized):
Included in earnings	6
Included in other comprehensive income	818

Purchases	-
Issuances	-
Settlements	(11)

Transfers in and out of Level 3	(33)
Balance as of September 30, 2011	$4,862

There were no credit related losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of a reporting period.  During the quarter ended September 30, 2011, there were no transfers between levels.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  4 – Debt

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”).  The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of its Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger.  The revolving credit facility includes a letter of credit facility with a sublimit.  The total amount of credit available under the revolving credit facility is $35.0 million, which may include up to $15 million in letters of credit.  As of September 30, 2011, the outstanding balance on its term loan facility was $27.6 million.  The Company had a zero outstanding balance on its revolving credit facility as of September 30, 2011, and $0.5 million in letters of credit had been issued as of September 30, 2011.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.  At December 31, 2010, the Company had an outstanding balance of $37.8 million on its term loan and had a zero outstanding balance on its revolving credit facility.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate.  The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin.  The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio.  In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities.  At September 30, 2011, the interest rate on the Company’s term loan was 5.70%, which consisted of a fixed rate of 3.95%, as described in Note 5 ~ Derivative Instruments, plus an applicable margin of 1.75%.

The debt financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star and Century Surety of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best Company rating of “B++.”  As of September 30, 2011, the Company was in compliance with these debt covenants.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the second quarter of 2011, several of the Company's insurance subsidiaries (Star, Williamsburg, and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis, providing a source of liquidity. The aggregate investment of approximately $0.5 million by these subsidiaries provides the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased. As of September 30, 2011, based on the subsidiaries’ common stock investment, the Company had the borrowing capacity of up to approximately $10 million from the FHLBI. As of September 30, 2011, the Company did not have any borrowings outstanding from the FHLBI.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at September 30, 2011 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.42%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.29%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.51%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.93%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.33%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.39%	10,000
					Total	$80,930

(1) The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2)Represents the junior subordinated debentures acquired in conjunction with the ProCentury Merger on July 31, 2008.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):
Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at September 30, 2011

4/23/2008	6/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	$10,000
4/29/2008	4/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
7/31/2008	7/31/2013	Term loan (1)	Three-month LIBOR	3.950%	27,562
8/15/2008	8/15/2013	Junior subordinated debentures (2)	Three-month LIBOR	3.780%	10,000
9/4/2008	9/4/2013	Junior subordinated debentures (2)	Three-month LIBOR	3.790%	15,000
9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000

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

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended September 30, 2011 and 2010, was approximately $0.9 million and $1.1 million, respectively. The net interest expense incurred for the nine months ended September 30, 2011 and 2010, was approximately $2.8 million and $3.4 million, respectively.

As of September 30, 2011 and December 31, 2010, the total fair value of the interest rate swaps were  approximately ($5.9 million).  Accumulated other comprehensive income at September 30, 2011 and December 31, 2010, included accumulated loss on the cash flow hedge, net of taxes, of approximately $3.8 million and $3.9 million, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  6 – Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. The Company recorded approximately $87,000 and $72,000 of restricted stock awards compensation expense for the three months ended September 30, 2011 and 2010, respectively. The Company recorded approximately $305,000 and $453,000 of restricted stock awards compensation expense for the nine months ended September 30, 2011 and 2010, respectively.

On February 23, 2011, the Company issued 1,500 non-restricted stock awards to each outside member of the Board of Directors, which vested immediately. The Company recorded zero and $150,000 of non-restricted stock awards compensation expense for the three months and nine months ended September 30, 2011, respectively. No non-restricted stock awards were issued to the directors in 2010.

NOTE 7 – Shareholders’ Equity

At September 30, 2011, shareholders’ equity was $580.3 million, or a book value of $11.37 per common share, compared to $547.1 million, or a book value of $10.28 per common share, at December 31, 2010.

On February 12, 2010, the Company’s Board of Directors approved a Share Repurchase Plan authorizing management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.  For the three months and nine months ended September 30, 2011, the Company purchased and retired 1.8 million and 2.2 million shares of common stock for a total cost of approximately $16.5 million and $20.4 million, respectively. For the year ended December 31, 2010, the Company purchased and retired approximately 2.5 million shares of common stock for a total cost of approximately $19.6 million.

At the Company’s regularly scheduled Board of Directors meeting on October 28, 2011, it authorized management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.  This Share Repurchase Plan replaced the existing plan, which was previously authorized in February 2010.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the period ended September 30, 2011, the Company paid dividends to its common shareholders of $6.3 million. For the year ended December 31, 2010, the Company paid dividends to its common shareholders of $7.0 million.  On October 27, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.05 per common share.  The dividend is payable on November 28, 2011, to shareholders of record as of November 11, 2011.

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months and nine months ended September 30 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income, as reported	$9,752	$15,036	$34,807	$44,331

Common shares:
Basic
Weighted average shares outstanding	52,240,813	53,418,314	52,860,729	54,229,706

Diluted
Weighted average shares outstanding	52,240,813	53,418,314	52,860,729	54,229,706
Dilutive effect of:
Share awards under long term incentive plan	114,768	280,640	113,661	278,886
Total	52,355,581	53,698,954	52,974,390	54,508,592

Net income per common share
Basic	$0.19	$0.28	$0.66	$0.82
Diluted	$0.19	$0.28	$0.66	$0.81

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – Commitments and Contingencies

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business.  Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings.  Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant.  Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by errors and omissions insurance or other appropriate insurance.  In terms of deductibles associated with such insurance, the Company has established provisions against these items, which are believed to be adequate in light of current information and legal advice.  In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable; an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets.  Period expenses related to the defense of such claims are included in the accompanying consolidated statements of income.  Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters.  On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate, will have a material adverse effect on the Company’s financial condition.  However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended September 30, 2011 and 2010

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  The accounting estimates and related risks described in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 16, 2011, are those that we consider to be our critical accounting estimates.  For the three months and nine months ended September 30, 2011, there have been no material changes in regard to any of our critical accounting estimates.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Operating income, net of tax	$9,515	$14,605	$32,539	$44,048
Net realized gains (losses), net of tax	237	431	2,268	283
Net income	$9,752	$15,036	$34,807	$44,331

Diluted earnings per common share:
Net operating income	$0.18	$0.27	$0.61	$0.81
Net income	$0.19	$0.28	$0.66	$0.81
Diluted weighted average common shares outstanding	52,355,581	53,698,954	52,974,390	54,508,592

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Accident year loss ratio	65.6%	65.9%	65.2%	65.1%
Adverse (favorable) development on prior years	1.0%	-4.3%	0.0%	-4.9%
Net loss & LAE ratio	66.6%	61.6%	65.2%	60.2%

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Executive Overview

Our results for the three months ended September 30, 2011 include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines, as well as a focus on current accident year price adequacy and the benefits derived from leveraging of fixed costs.  Our generally accepted accounting principles (“GAAP”) combined ratio was 100.0% for the three months ended September 30, 2011, compared to 95.9% for the comparable three months ended September 30, 2010.  Our accident quarter combined ratio was 99.0% for the three months ended September 30, 2011, compared to 100.2% for the comparable three months ended September 30, 2010. The third quarter 2011 results were impacted by second quarter 2011 unusual storm losses, which added 2.9 percentage points to both the GAAP and accident quarter combined ratios.

Net operating income decreased $5.1 million from $14.6 million for the three months ended September 30, 2010 to $9.5 million for the three months ended September 30, 2011.  The third quarter 2011 results include losses of $3.7 million after-tax, due to second quarter 2011 unusual storm losses. Development on prior year reserves reduced net operating income by $1.3 million in 2011, compared to an increase in net operating income by $4.7 million in 2010.  Excluding the current quarter impact of the second quarter 2011 unusual storm losses and development on prior year loss reserves, third quarter 2011 net operating income on an accident year basis increased to $14.5 million, compared to $9.9 million for the third quarter 2010.

The third quarter 2011 results also reflect the conversion of an existing fee-based program into an insured program where we now assume the underwriting risk. The conversion of this business began during the fourth quarter of 2010. For the third quarter of 2011, the conversion increased gross written premium and net earned premium by $25.6 million and $5.7 million, respectively. The conversion also increased the profitability of the Company’s underwriting profits by $2.6 million and reduced the accident year combined ratio by 1.4 percentage points. Additionally, the conversion reduced net commissions and fees by $2.6 million and general, selling and administrative expenses by $0.5 million. This caused pre-tax profit from net commissions and fees to decrease by $2.1 million. Overall the conversion increase pre-tax income by $0.5 million. Over time we believe the conversion will become increasingly accretive to earnings and further enhance long-term shareholder value as the discussion above excludes the impact of net investment income generated from this business.

Gross written premium increased $39.1 million, or 19.2%, to $243.3 million in 2011, compared to $204.2 million in 2010 for the three months ended September 30. Excluding the impact of the conversion of the fee-based program into an insured program, gross written premium increased $13.5 million, or 6.6%. The increase was driven by rate increases that have been achieved during the year as well as new business initiatives that were implemented during the past twelve months designed to develop specialty niche expertise in a range of select areas. These increases were partially offset by reductions in certain programs where pricing or underwriting did not meet our targets.

Results of Operations

Net income for the three months ended September 30, 2011, was $9.8 million, or $0.19 per diluted share, compared to net income of $15.0 million, or $0.28 per diluted share, for the comparable period of 2010.  Net operating income, a non-GAAP measure, decreased $5.1 million, or 34.9%, to $9.5 million, or $0.18 per diluted share, compared to net operating income of $14.6 million, or $0.27 per diluted share for the comparable period in 2010.  Total diluted weighted average shares outstanding for the three months ended September 30, 2011 were 52,355,581, compared to 53,698,954 for the comparable period in 2010.  This decrease reflects the impact of our Share Repurchase Plan (the “Plan”) in which we repurchased 1.8 million shares during the third quarter of 2011.

Revenues

Revenues for the three months ended September 30, 2011, increased $19.0 million, or 9.7%, to $214.7 million, from $195.7 million for the comparable period in 2010.  This increase primarily reflects overall growth within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Three Months Ended September 30,
Revenue:	2011	2010
Net earned premiums	$193,587	$171,864
Management administrative fees	3,052	5,744
Claims fees	1,544	1,677
Commission revenue	2,697	2,448
Net investment income	13,502	13,715
Net realized gains	363	283
Total revenue	$214,745	$195,731

Net earned premiums increased $21.7 million, or 12.6%, to $193.6 million for the three months ended September 30, 2011, from $171.9 million in the comparable period in 2010. This increase was the result of earning out rate increases that have been achieved over the past twelve months, the conversion of the existing fee-based program into an insured program as previously discussed, and new business initiatives that were implemented during the past twelve months designed to develop specialty niche expertise in a range of select areas.

Management administrative fees decreased $2.6 million, or 46%, to $3.1 million for the three months ended September 30, 2011, from $5.7 million for the comparable period in 2010. As previously discussed, the decrease was driven by the conversion of an existing fee-based program into an insured program where we earn premium revenue as opposed to fees revenue.

Net investment income decreased $0.2 million, or 1.5%, to $13.5 million for the three months ended September 30, 2011, from $13.7 million for the comparable period in 2010.  This decrease was driven by 2010 accretion on a security that was previously impaired, but deemed to have recovered subsequent to the impairment. This security recovered fully and matured in the second quarter of 2011. Excluding accretion on this security, net investment income would have been up slightly as the Company’s average invested assets increased from $1.3 billion in 2010 to $1.4 billion in 2011.  This increase in our average investment balance is due primarily to positive cash flows generated from operations.

Expenses

Expenses increased $27.4 million from $175.6 million for the three months ended September 30, 2010 to $203.0 million for the three months ended September 30, 2011.

The following table sets forth the components of expenses (in thousands):

	For the Three Months Ended September 30,
Expense:	2011	2010
Net losses and loss adjustment expenses	$128,956	$105,939
Policy acquisition and other underwriting expenses	64,665	59,013
General selling & administrative expenses	5,876	5,881
General corporate expenses	273	1,163
Amortization expense	1,208	1,235
Interest expense	2,066	2,405
Total expenses	$203,044	$175,636

Net loss and loss adjustment expenses (“LAE”) increased $23.1 million, to $129.0 million for the three months ended September 30, 2011 from $105.9 million for the same period in 2010.  Our loss and LAE ratio was 66.6% for the three months ended September 30, 2011 and 61.6% for the three months ended September 30, 2010.  The accident year loss and LAE ratio was 65.6% for the three months ended September 30, 2011 down from 65.9% in the comparable period in 2010. The 2011 accident year loss and LAE ratio includes 2.9 percentage points of unusual second quarter 2011 storm losses noted above. Excluding the unusual storm losses from the second quarter of 2011, the 2011 third quarter accident year loss and LAE ratio improved to 62.7%, compared to 65.9% in the prior year quarter.  Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $5.7 million, to $64.7 million for the three months ended September 30, 2011, from $59.0 million for the same period in 2010. Our expense ratio decreased 0.9% percentage points to 33.4% for the three months ended September 30, 2011, from 34.3% for the same period in 2010.  This improvement reflects a reduction in variable compensation, the leveraging of fixed costs over a larger premium base and a slight reduction in commission rates due to mix of business.

General corporate expenses decreased $0.9 million to $0.3 million for the three months ended September 30, 2011 from $1.2 million for the same period in 2010.  The current quarter amount reflects a change in variable compensation.

Interest expense for the three months ended September 30, 2011, decreased $0.3 million, to $2.1 million, from $2.4 million for the comparable period in 2010.  Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan.  The overall decrease reflects the decline in the average outstanding balance on our term loan to $31.2 million for the period ended September 30, 2011 from $44.2 million for same period in 2010.

Federal income tax expense for the three months ended September 30, 2011 was $2.4 million, or 21.1% of income before taxes, compared to $5.4 million, or 26.9% of income before taxes, for the same period in 2010.  Income tax expense on capital gains and the change in our valuation allowance for other than temporary impairments, was an expense of $126,000 and a benefit of $148,000 for the three months ended September 30, 2011 and 2010, respectively.  Excluding the impact of this deferred tax valuation, the effective income tax rate would have been 20.6% and 28.0% for the three months ended September 30, 2011 and 2010, respectively.  The lower rate is primarily due to the low level of fee based and underwriting taxable income relative to net investment income during the quarter.

Other Items

Equity earnings of affiliated, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holdings, LLC (“MFH”), for $14.8 million in cash.  We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership.  We recognized equity earnings, net of tax, from MFH of $0.6 million, or $0.01 per diluted share, for the three months ended September 30, 2011, compared to $0.4 million, or $0.01 per diluted share, for the comparable period of 2010. We received dividends from MFH in the three months ended September 30, 2011 and 2010, of $1.0 million and $0.4 million, respectively.

Reserves

For the three months ended September 30, 2011, we reported an increase in net ultimate loss estimates for accident years 2010 and prior of $2.0 million, or 0.3% of $784.2 million of net loss and LAE reserves at December 31, 2010.  There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2010 and 2011.

Other-Than-Temporary Impairments (OTTI)

Refer to Note 2 ~ Investments of the Notes to the Consolidated Financial Statements, for additional information specific to OTTI and their fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Executive Overview

Our results for the nine months ended September 30, 2011, include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines, as well as a focus on current accident year price adequacy and the benefits derived from leveraging of fixed costs.  Our generally accepted accounting principles (“GAAP”) combined ratio was 99.0% for the nine months ended September 30, 2011, compared to 94.8% for the comparable nine months ended September 30, 2010.  Our accident year combined ratio was 99.0% for the nine months ended September 30, 2011, compared to 99.7% for the comparable nine months ended September 30, 2010. The year-to-date 2011 results were impacted by unusual storm losses that occurred during the second quarter of 2011, which added 2.2 percentage points to both the GAAP and accident year combined ratios.

Net operating income decreased $11.5 million from $44.0 million for the nine months ended September 30, 2010 to $32.5 million for the nine months ended September 30, 2011.  The 2011 results include losses of $7.8 million after-tax, due to second quarter 2011 unusual storm losses.  Development on prior year reserves increased net operating income by $0.2 million in 2011, compared to an increase in net operating income by $15.4 million in 2010.  Excluding the impact of the unusual second quarter storm losses and development on prior year loss reserves, 2011 net operating income on an accident year basis increased to $40.1 million, compared to $28.6 million in 2010.

The results for the nine months ended September 30, 2011 also reflect the conversion of an existing fee-based program into an insured program where we now assume the underwriting risk. The conversion of this business began during the fourth quarter of 2010. For 2011, the conversion increased gross written premium and net earned premium by $33.9 million and $8.7 million, respectively. The conversion also increased the profitability of the Company’s underwriting profits by $2.9 million and reduced the accident year combined ratio by 0.5 percentage points. Additionally, the conversion reduced net commissions and fees by $4.7 million and general, selling and administrative expenses by $1.2 million. This caused pre-tax profit from net commissions and fees to decrease by $3.5 million. The conversion decreased pre-tax income for the nine months ended September 30, 2011 as compared to the prior year period by $0.6 million; however, this is driven by accounting rules that require premium revenue to be earned ratably over the life of the policy term, whereas fee-based revenue is recognized during the period the services are provided. At the same time, internal expenses supporting the program were expensed as incurred for both 2011 and 2010. It is important to note that during the third quarter, the conversion was accretive to earnings. Over time we believe the conversion will continue to be accretive to earnings and further enhance long-term shareholder value as the discussion above excludes the impact of net investment income generated from this business.

Gross written premium increased $79.7 million, or 13.3%, to $680.9 million in 2011, compared to $601.2 million in 2010 for the nine months ended September 30. Excluding the impact of the conversion of the fee-based program into an insured program, gross written premium increased $45.8 million, or 7.7%. The increase was driven by rate increases that have been achieved during the year, as well as new business initiatives that were implemented during the past twelve months designed to develop specialty niche expertise in a range of select areas. These increases were partially offset by reductions in certain programs where pricing or underwriting did not meet our targets.

Results of Operations

Net income for the nine months ended September 30, 2011, was $34.8 million, or $0.66 per diluted share, compared to net income of $44.3 million, or $0.81 per diluted share, for the comparable period of 2010.  Net operating income, a non-GAAP measure, decreased $11.5 million, or 26.1%, to $32.5 million, or $0.61 per diluted share, compared to net operating income of $44.0 million, or $0.81 per diluted share for the comparable period in 2010.  Total diluted weighted average shares outstanding for the nine months ended September 30, 2011 were 52,974,390, compared to 54,508,592 for the comparable period in 2010.  This decrease reflects the impact of our Plan in which we repurchased 2.2 million shares during the nine months ended September 30, 2011.

Revenues

Revenues for the nine months ended September 30, 2011, increased $58.9 million, or 10.6%, to $612.5 million, from $553.6 million for the comparable period in 2010.  This increase primarily reflects overall growth within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Nine Months Ended September 30,
Revenue:	2011	2010
Net earned premiums	$545,715	$486,065
Management administrative fees	9,452	13,570
Claims fees	4,756	5,174
Commission revenue	9,420	8,128
Net investment income	40,839	40,198
Net realized gains	2,269	441
Total revenue	$612,451	$553,576

Net earned premiums increased $59.6 million, or 12.3%, to $545.7 million for the nine months ended September 30, 2011, from $486.1 million in the comparable period in 2010. The increase was the result of earning out rate increases that have been achieved over the past twelve months, the conversion of the existing fee-based program into an insured program as previously discussed, and new business initiatives that were implemented during the past twelve months designed to develop specialty niche expertise in a range of select areas.

Management fees decreased $4.1 million, or 30.2%, to $9.5 million for the nine months ended September 30, 2011, from $13.6 million for the comparable period in 2010.  As previously discussed, this decrease was primarily driven by the conversion of an existing fee-based program into an insured program where we earn premium revenue as opposed to fees revenue.

Commission revenue increased $1.3 million, or 16.1%, to $9.4 million for the nine months ended September 30, 2011, from $8.1 million for the comparable period in 2010. This increase primarily reflects Michigan agency business that was added in the current year.

Net investment income increased $0.6 million, or 1.6%, to $40.8 million for the nine months ended September 30, 2011, from $40.2 million for the comparable period in 2010.  This increase primarily reflects the increase in average invested assets from $1.3 billion in 2010 to $1.4 billion in 2011.  This increase in our average investment balance is due primarily to positive cash flows generated from operations. The average investment yield for September 30, 2011 was 3.9% compared to 4.2% in 2010.  The current pre-tax book yield was 4.1% compared to 4.4% in 2010. The current after-tax book yield was 3.1% compared to 3.3% in 2010. The effective duration of the investment portfolio is 4.9 years at September 30, 2011, compared to 4.8 years at September 30, 2010.

Net realized gains increased by $1.9 million, to a $2.3 million gain for the nine months ended September 30, 2011, from a $0.4 million gain for the comparable period in 2010. The increase in realized gains relates to the sale of securities sold in 2011.

Expenses

Expenses increased $75.4 million from $493.4 million for the nine months ended September 30, 2010 to $568.8 million for the nine months ended September 30, 2011.

The following table sets forth the components of expenses (in thousands):

	For the Nine Months Ended September 30,
Expense:	2011	2010
Net losses and loss adjustment expenses	$355,621	$292,631
Policy acquisition and other underwriting expenses	184,553	168,262
General selling & administrative expenses	17,751	17,108
General corporate expenses	909	4,409
Amortization expense	3,646	3,757
Interest expense	6,320	7,259
Total expenses	$568,800	$493,426

Net loss and loss adjustment expenses (“LAE”) increased $63.0 million, to $355.6 million for the nine months ended September 30, 2011 from $292.6 million for the same period in 2010.  Our loss and LAE ratio was 65.2% for the nine months ended September 30, 2011 and 60.2% for the nine months ended September 30, 2010.  The accident year loss and LAE ratio was 65.2% for the nine months ended September 30, 2011 up from 65.1% in the comparable period in 2010. The 2011 accident year loss and LAE ratio includes 2.2 percentage points of unusual storm losses that relate to the second quarter 2011 storm losses noted above. Excluding the unusual storm losses from the second quarter of 2011, the 2011 accident year loss and LAE ratio improved to 63.0%, compared to 65.1% in the prior year.  Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $16.3 million, to $184.6 million for the nine months ended September 30, 2011, from $168.3 million for the same period in 2010. Our expense ratio decreased 0.8 percentage points to 33.8% for the nine months ended September 30, 2011, from 34.6% for the same period in 2010.  This improvement reflects a reduction in variable compensation, the leveraging of fixed costs over a larger premium base and a slight reduction in commission rates due to mix of business.

General, selling and administrative expenses increased $0.7 million, to $17.8 million for the nine months ended September 30, 2011 from $17.1 million for the same period in 2010.  The increase relates primarily to investments in sales initiatives to stimulate revenue growth in net commissions and fees.

General corporate expenses decreased $3.5 million, to $0.9 million for the nine months ended September 30, 2011 from $4.4 million for the same period in 2010.  The current quarter amount reflects a change in variable compensation.

Interest expense for the nine months ended September 30, 2011, decreased $1.0 million, to $6.3 million, from $7.3 million for the comparable period in 2010.  Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan.  The overall decrease reflects the decline in the average outstanding balance on our term loan to $31.2 million for the period ended September 30, 2011 from $44.2 million for same period in 2010.

Federal income tax expense for the nine months ended September 30, 2011 was $10.0 million, or 23.3% of income before taxes, compared to $17.4 million, or 29.2% of income before taxes, for the same period in 2010.  Income tax expense on capital gains and the change in our valuation allowance for other than temporary impairments, was an expense $1,000 and $158,000 for the nine months ended September 30, 2011 and 2010, respectively.  Excluding the impact of this deferred tax valuation, the effective income tax rate would have been 24.6% and 29.1% for the nine months ended September 30, 2011 and 2010, respectively.  The lower rate reflects the majority of taxable income coming from net investment income rather than fee based and underwriting income.

Other Items

Equity earnings of affiliated, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holdings, LLC (“MFH”), for $14.8 million in cash.  We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership.  We recognized equity earnings, net of tax, from MFH of $1.9 million, or $0.04 per diluted share, for the nine months ended September 30, 2011, compared to $1.6 million, or $0.03 per diluted share, for the comparable period of 2010. We received dividends from MFH in the nine months ended September 30, 2011 and 2010, of $2.7 million and $1.4 million, respectively.

  Reserves

At September 30, 2011, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $852.6 million. We established a reasonable range of reserves of approximately $764.1 million to $941.7 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$315,506	$359,064	$336,237
Residual Markets	16,432	18,199	17,671
Commercial Multiple Peril / General Liability	289,679	404,453	347,631
Commercial Automobile	107,901	121,206	114,204
Other	34,614	38,784	36,840
Total Net Reserves	$764,132	$941,706	$852,583

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the nine months ended September 30, 2011, and the year ended December 31, 2010.

For the nine months ended September 30, 2011, we reported a decrease in net ultimate loss estimates for accident years 2010 and prior of $0.4 million, or 0.0% of $784.2 million of beginning net loss and LAE reserves at December 31, 2010. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2011 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2010 and for the nine months ended September 30, 2011. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2010	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at September 30, 2011

Workers' Compensation	$285,069	$149,000	$6,693	$155,693	$22,763	$81,762	$104,525	$336,237
Residual Markets	18,963	2,442	(1,534)	908	677	1,523	2,200	17,671
Commercial Multiple Peril / General Liability	330,850	87,223	(5,237)	81,986	6,591	58,614	65,205	347,631
Commercial Automobile	112,388	64,246	1,493	65,739	21,419	42,504	63,923	114,204
Other	36,932	53,076	(1,781)	51,295	28,435	22,952	51,387	36,840
Net Reserves	784,202	$355,987	$(366)	$355,621	$79,885	$207,355	$287,240	852,583
Reinsurance Recoverable	280,854							304,870
Consolidated	$1,065,056							$1,157,453

Line of Business	Reserves at December 31, 2010	Total Re-estimated Reserves at September 30, 2011 on Prior Years	Development as a Percentage of Prior Year Reserves

Workers' Compensation	$285,069	$291,762	2.3%
Commercial Multiple Peril / General Liability	330,850	325,613	-1.6%
Commercial Automobile	112,388	113,881	1.3%
Other	36,932	35,151	-4.8%
Sub-total	765,239	766,407	0.2%
Residual Markets	18,963	17,429	-8.1%
Total Net Reserves	$784,202	$783,836	0.0%

Workers’ Compensation Excluding Residual Markets

The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets increased $6.7 million, or 2.3% of net workers’ compensation reserves. This net overall increase reflects increases of $5.7 million, $2.3 million, and $857,000 for accident years 2010, 2009, and 2003, respectively.  This increase in the net ultimate loss estimate for these accident years was due to greater than expected claim emergence.  The 2009 and 2010 accident years’ emergence was from two countrywide programs, a New England program, two California programs, and a Nevada program.  Accident year 2003 emergence came from a single claim reserve increase. These increases were partially offset by decreases of $736,000, $962,000, and $681,000 for accident years 2008, 2007, and 2006, respectively.  The decrease in the net ultimate loss estimates for these accident years was due to less than expected claim emergence in a countrywide program.  The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril / General Liability

The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $5.2 million, or 1.6% of net commercial multiple peril and general liability reserves. The net decrease reflects decreases of $3.8 million, $2.2 million, $1.6 million, $751,000, $830,000, $676,000, $570,000, and $806,000 in the ultimate loss estimates for accident years 2010, 2009, 2008, 2007, 2006, 2002, 2001, and 1996 respectively.  The decreases in the net ultimate loss estimates for these accident years were due to better than expected claim emergence in several general liability programs and an excess liability program.  The decreases were offset by increases of $3.4 million and $1.8 million for accident years 2005 and 2004, respectively.  These increases in the net ultimate loss estimates for these accident years was due to greater than expected claim emergence in an excess liability program.  The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The projected net ultimate loss estimate for the commercial automobile line of business increased $1.5 million, or 1.3% of net commercial automobile reserves. This net overall increase reflects increases in the net ultimate loss estimate of $672,000, and $1.6 million for accident years 2010, and 2009, respectively.  This increase in the net ultimate loss estimates for this accident year was due to greater than expected claim emergence in a garage program and a countrywide transportation program.  This increase was partially offset by a decrease of $459,000 for accident year 2005.  The decrease in the net ultimate loss estimates for this accident year was due to less than expected claim emergence spread across several programs.  The change in ultimate loss estimates for all other accident years was insignificant.

Other

The projected net ultimate loss estimate for the other lines of business decreased $1.8 million, or 4.8% of net reserves. This net decrease reflects decreases of $711,000 and $453,000 in accident years 2010 and 2008, respectively.  This decrease is primarily due to better than expected case reserve development during the calendar year in two professional liability programs and an inland marine program.  The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $1.5 million, or 8.1% of net reserves. This decrease reflects a reduction of $1.3 million in accident year 2009.  We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2011 is $43.8 million without prior regulatory approval.  Of this $43.8 million, ordinary dividends of $22.6 million have been declared and paid as of September 30, 2011.  In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $104.2 million of extraordinary dividends in 2011, subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income.  Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $22.6 million and $20.9 million for the nine months ended September 30, 2011 and 2010, respectively.  We remain well within our targets as they relate to our premium leverage ratios, even taking into consideration the dividends paid by our Insurance Company Subsidiaries.  Our targeted maximum leverage ratios for gross and net written premium to statutory surplus are 2.75 to 1.0 and 2.25 to 1.0, respectively.  As of September 30, 2011, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.3 to 1.0 and 2.0 to 1.0, respectively.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees.  These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries.  Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $8.6 million for the nine months ended September 30, 2011.

We have a total revolving credit facility of $35.0 million, which may include up to $15.0 million in letters of credit. As of September 30, 2011, we had a zero outstanding loan balance on our revolving credit facility and $0.5 million in letters of credit issued.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

During the second quarter of 2011, several of our insurance subsidiaries (Star, Williamsburg, and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity. The aggregate investment of approximately $0.5 million by these subsidiaries provides the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased. As of September 30, 2011, based on the subsidiaries’ common stock investment, we had the borrowing capacity of up to approximately $10 million from FHLBI. As of September 30, 2011, we did not have any borrowings outstanding from FHLBI.

Cash flow provided by operations was $94.9 million and $128.0 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in operating cash flows is driven primarily by higher paid losses. We maintain a strong balance sheet with diversified geographic risks, high quality reinsurance, and a high quality investment portfolio.

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

Credit Facilities

Refer to Note 4 ~ Debt, for additional information specific to our credit facilities and debentures.

Investment Portfolio

As of September 30, 2011 and December 31, 2010, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.4 billion and $1.3 billion, respectively.

In general, we believe our overall investment portfolio is conservatively invested.  The effective duration of the investment portfolio at September 30, 2011, is 4.9 years, compared to 4.8 years at September 30, 2010.  Our pre-tax book yield is 4.1%, compared to 4.4% in 2010.  The current after-tax yield is 3.1%, compared to 3.3% in 2010.  Approximately 99.0% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

Refer to Note 7 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commitments

For the nine months ended September 30, 2011, there were no material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of September 30, 2011. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At September 30, 2011, our fixed income portfolio had an effective duration of 4.9, compared to 5.0 at December 31, 2010.

At September 30, 2011, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.4 billion. Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income. These investments comprise 2.0% of our investment portfolio.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,399,056	$1,339,544	$1,278,851
Yield to Maturity or Call	2.29%	3.01%	3.84%
Effective Duration	4.9	4.9	4.8

 The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates.  Thus, our interest expense on these debentures is directly correlated to market interest rates.  At September 30, 2011 and December 31, 2010, we had debentures of $80.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates.  Thus, our interest expense on our term loan is directly correlated to market interest rates.  At September 30, 2011, we had an outstanding balance on our term loan of $27.6 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $276,000.  At December 31, 2010, we had an outstanding balance on our term loan of $37.8 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $378,000.

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

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates.  Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates.  At September 30, 2011 and December 31, 2010, we had a zero outstanding balance on our revolving line of credit and $0.5 million in letters of credit had been issued.

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

As of September 30, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended September 30, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 9 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2011, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and our other filings with the Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2010, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.  Recently, on October 28, 2011, our Board of Directors authorized us to purchase up to 5,000,000 million shares of our common stock in market transactions for a period not to exceed twenty-four months.  This Share Repurchase Plan replaced the existing plan, which was previously authorized in February 2010.

The following table represents information with respect to repurchases of the Company’s common stock for the quarterly period ended September 30, 2011:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may still be Repurchased Under the Plans or Programs
July 1 - July 31, 2011	-	$-	-	2,119,000
August 1 - August 30, 2011	1,010,000	8.99	-	1,109,000
September 1 - September 30, 2011	815,000	9.16	-	294,000
Total	1,825,000	$9.06	-

ITEM 6.  EXHIBITS

The following documents are filed as part of this Report:

Exhibit No.	Description

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

By: /s/	Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Dated:  November 9, 2011