Form 10-K
period 2011-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2012-03-15
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐ Accelerated filer ☒   Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011 was $523,993,272.  As of March 5, 2012, there were 50,920,511 shares of the Company’s common stock ($.01 par value) outstanding.

Documents Incorporated by Reference

Certain portions of the Registrant’s Proxy Statement for the 2012 Annual Shareholders’ Meeting scheduled for May 17, 2012 are incorporated by reference into Part III of this report.

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

Through our retail property and casualty agencies, we also generate commission revenue. Our agencies are located in Michigan, California, and Florida and produce commercial, personal lines, life and accident and health insurance that is placed primarily with unaffiliated insurance carriers. Our agencies are a minimal source of business for our Insurance Company Subsidiaries.

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

Positioned to Manage Insurance Cycles: We serve markets that operate on different cycles; this diversification enhances the stability of our earnings. Our admitted market capabilities generally provide a consistent source of revenues as this market generally has less pronounced cycles, higher renewal retentions, and more stable pricing than the non-admitted markets. Our non-admitted capabilities enable us to respond opportunistically to the unavailability of insurance and volatile pricing environment. We believe our mix of admitted and non-admitted capabilities enhances our profitability without increasing our risk profile.

MEADOWBROOK INSURANCE GROUP, INC.

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

Culture of Disciplined Underwriting, Claims Handling & Reserving: Our associates have significant experience across all functions of our business including underwriting, claims handling, and reserving. New business opportunities undergo a vigourous due diligence process with input provided from key functional areas. Our underwriters are focused on generating profitable underwriting results, rather than top line premium growth. Our main street excess and surplus lines business includes binding authority and brokerage production sources. We re-underwrite the binding authority produced files for accuracy and completeness through our dedicated binding authority teams and further control the risks assumed by issuing all the policies to assure compliance with our policy and underwriting protocols. Further, the vast majority of this business can be handled within our CenturyOnLine ("COL") online quote and bind system used by our general agents. Our non-admitted programs business employs dedicated undewriting specialists in the particular class of business being considered. These professionals review policy files for completeness and compliance with our terms, conduct on site audits, and when necessary send and enforce underwriting notifications on files found to be out of compliance. However this business is generally issued by the program manager. With regard to property coverages, we limit exposures to catastrophe prone areas and purchase excess of loss and catastrophe insurance. Additionally, our actuarial associates support underwriting with pricing and loss analysis. We have also built a robust control environment where underwriting trends are closely monitored on a very granular level, which enables us to proactively manage our business and deliver consistent, profitable results. Finally, we have built a strong claims handling function internally and play a substantial role in claims management and handling activities.

Strong Capital and Liquidity Position: We believe the Company is currently operating from a strong capital position. Our Insurance Company Subsidiaries are rated “A-” (Excellent) by A.M. Best Company (“A.M. Best”). A.M. Best’s ratings represent an independent third-party evaluation that provides an opinion of an insurer’s financial strength and ability to meet ongoing obligations to policyholders. We believe our Insurance Company Subsidiaries are well capitalized and have adequate surplus to support meaningful future premium growth. We generate cash flows from both regulated and non-regulated sources, which provides us with the flexibility to grow profitably during different market cycles. Additionally, our debt levels are very manageable and we have access to a $35 million line of credit that is available for general business purposes ($4.5 million outstanding balance as of December 31, 2011). See “Management’s Discussion and Analysis” for a further discussion of our liquidity position.

Our approach has delivered results over time. Between 2007 and 2011, net operating income has grown at a compound annual growth rate (CAGR) of 10.0% from $27.9 million to $40.9 million. Over the same period, our book value per share has grown at a CAGR of 9.2% and from $8.16 to $11.60. The Board has declared quarterly dividends starting in first quarter of 2008.  On February 9, 2012 the Board declared the most recent dividend of $0.05 per share for shareholders of record as of March 21, 2012 and payable on April 5, 2012.

Objective and Strategy

Our objective is to generate predictable results across the market cycle, with a target return on average equity range (“ROAE”) of 10%-17%. We view this objective relative to the risk free, reinvestment rate. If the current, low interest rate environment persists, our ability to achieve a 10% ROAE in the short term may be adversely impacted. To achieve these results we seek to leverage the unique characteristics of our balanced business model to generate:

•	Consistent, profitable underwriting results
•	Predictable investment income in a low-risk, high-quality, fixed income portfolio
•	Profitable growth both organically and through acquisitions
•	Strong cash flow from our Insurance Company Subsidiaries and non-regulated fee-based services to leverage invested assets to equity and manage debt service
•	Steady fee and commission income

We monitor our objectives and strategy in the context of the interest rate environment, insurance market cycle conditions, and general economic conditions. As we seek to maximize long-term shareholder value, our priorities may be influenced by these factors.

MEADOWBROOK INSURANCE GROUP, INC.

Significant Mergers, Acquisitions, and Strategic Investments

Meadowbrook actively reviews merger, acquisition and strategic investment prospects and these transactions play a significant role in our growth strategy. We consider a range of strategic factors when looking at acquisitions including:

•
High probability that revenue and cost synergies such as the ability to leverage our diverse revenue platform, expansion of current distribution network, enhancement of servicing capabilities, and complimentary product lines and classes.

•	Opportunity to both expand an existing specialty into new markets and expand into new specialty areas.
•	Ability to attract and retain talented insurance professionals that blend with our culture.
•
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

ProCentury Corporation (“ProCentury”): In July 2008, we completed the ProCentury Corporation (“ProCentury”) merger (“Merger”). ProCentury is a specialty insurance company that primarily underwrites general liability, commercial property, environmental, garage, commercial multi-peril, commercial auto, surety, and marine insurance primarily. This business is primarily in the excess and surplus lines or “non-admitted” market and is distributed through a select group of general agents. Since the completion of the merger, we have been able to leverage our existing infrastructure and increased size.

U.S. Specialty Underwriters, Inc. (“USSU”): In April 2007, we acquired the business of USSU. USSU is a specialty program manager that produces fee based income by underwriting targeted classes within excess workers’ compensation coverage for a select group of insurance companies through its national network of agents and brokers. This acquisition enhanced our existing specialty niche capabilities and expanded our distribution network. During the fourth quarter of 2010 this program was converted into an insured program within the Company’s underwriting subsidiary. Consequently, the Company now generates underwriting profits from this business, as well as investment income. As this book matures on our paper, we should also generate an increasing amount of net investment income. Prior to the conversion, Meadowbrook generated fee income through USSU.

Description of Programs, Products, and Services

We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis. We categorize our products into the following four categories:

Admitted Programs and Standard Market Products: The admitted programs that we write are characterized by risks that are homogeneous or similar within programs but have a diverse geographic profile. We also write a range of standard market products that are distributed through specialty agents.  Generally, the average account premium for our admitted programs and standard market products is within a range of $1,000 to $7,000 and due to the specialized nature of the program and distribution style, our admitted programs have high premium retention levels.  This helps create stability in our business amid the cyclicality of the insurance industry.  Examples of admitted programs we write are coverages for the food service industry, educators, and auto re-possessors.  The largest line of business for our standard market products is workers’ compensation.

Main Street Excess and Surplus Lines: The excess and surplus lines business we write is characterized by broad classes of “Main Street” commercial risks that are ineligible for coverage by the standard market.  Similar to our admitted programs and standard market products, the average account premium is within a range of $1,000 to $7,000 for the excess and surplus lines risks we write.  The excess and surplus lines regulatory environment allows rate and form freedom, which gives us the flexibility to design tailored coverage forms that are often more restrictive than those available in the admitted market.  The high degree of flexibility contributes to heightened competition during soft markets and creates the potential for rapid expansion during hard markets.  Examples of our excess and surplus lines business we underwrite are coverages for restaurants, bars/taverns, apartments, hotels/motels, convenience stores and contractors’ liability.

MEADOWBROOK INSURANCE GROUP, INC.

Non-Admitted Programs: The non-admitted programs we write have characteristics that are similar to our admitted programs; however, the commercial risks we provide coverage for are ineligible for coverage by the standard or admitted market.  With this focus on non-admitted program underwriting, we are able to provide coverage for start-up organizations and relatively low volume programs that other markets are unable or unwilling to serve.  Examples of non-admitted programs we offer include coverages for pet-sitters, oil and gas contractors, professional liability and package delivery.

Specialty Market Products: We also offer specialty market products, where specific and unique underwriting expertise is required.  We develop solutions for specific market segments that may leverage either our admitted market or non-admitted market product capabilities, or both, depending on the market need.  The specific and unique underwriting expertise that is required to write business profitably in the segments we serve creates barriers to entry for new competitors.  Examples of specialty markets we serve are the excess workers’ compensation, environmental, agriculture and marine.

As part of delivering our insurance programs and products we are actively involved in a range of activities as described below.

Program and Product Design. Before implementing a new program on behalf of a client, we generally review: (1) financial projections for the contemplated program, (2) historical loss and actuarial experience, (3) actuarial studies of the underlying risks, (4) the credit worthiness of the potential agent or client, and (5) the availability of reinsurance. Our senior management team and associates representing each of the risk-management disciplines work together to design, market, and implement new programs. Our due diligence process is structured to provide an underwriting risk assessment of the program and how the program fits within our client’s entity wide business plan and our overall risk profile.

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

Claims Administration and Handling.  We provide substantially all claims management and handling services for workers’ compensation and most other lines, such as property, auto liability, professional liability, and general liability. Our claims handling is managed by our field offices. Corporate claims monitors the results through self-audits, corporate claim audits, internal controls, and other executive oversight reports. With the exception of MFH, whom we have direct access to their paid and case reserve loss data and perform corporate claims audits, we handle substantially all claims functions for the majority of the programs we manage. Our involvement in claims administration and handling provides benchmarks and valuable feedback to program managers in assessing the client’s risk environment and the overall structure of the program.

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

We also provide the following services to our fee-for-service and agency clients:

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

MEADOWBROOK INSURANCE GROUP, INC.

Distribution

We market our specialty property and casualty insurance products on both an admitted and non-admitted basis through a broad and diverse network of independent retail agents, wholesalers, program administrators and general agents (referred to as, “agents” or “producers”). On a limited basis, some of our producers provide certain policy issuance functions on our behalf.

Unlike typical standard market companies that sell a menu of capabilities to their distribution network, we selectively determine distribution and target agents that meet the individual admitted program and standard market product focus and needs.

Our largest producer in 2011 was Midwest General Insurance Agency, LLC, which, in combination with its affiliates, accounted for 14.7% of our gross written premium. We have a 28.5% equity interest in Midwest General Agency’s parent, MFH. No other producer was responsible for more than 10% of our gross written premium.

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

Profit-Sharing: In addition to the initial commission allowed to the producing agent, we at times offer various program dependent, profit-sharing commission contracts. These are tailored to the specific product and its attributes.

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

We believe our selective approach to distribution also serves to align the agents’ financial interests with our continued profitability. Our selective approach reduces channel conflict and allows our agencies to generate franchise value. This is a mutually beneficial approach to enhancing the value of our distribution relationships.

Technology

We seek to leverage our business technology platform in order to achieve a high level of customer service and enhance operating efficiencies. We provide a select set of internet-based business processing systems to our producers to automate their capability to rate, quote, bind and service insurance policies in a timely and efficient manner. Advantage is a processing system for quoting and binding workers’ compensation insurance policies. COL is a processing system for quoting, binding, and issuing policies for general liability, property and garage insurance policies underwritten by our excess and surplus lines company, Century. Further, we provide additional systems on a network-accessible basis for processing select package and commercial auto programs. In addition to reducing our internal administrative processing costs, these systems enhance underwriting practices by automating risk selection criteria.

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

MEADOWBROOK INSURANCE GROUP, INC.

Pricing is a primary means of competition in the commercial insurance market. Competition is also based on the availability and quality of products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise. In addition to the factors noted above, the insurance industry also competes on commission rates. As noted above, we have a selective approach to distribution. Consequently, our distribution channel partners are highly focused and have a limited appetite, which enables them to generate business that results in better than industry average loss results. This allows us to be competitive on commission rates where needed for profitable business.

Principal competitive factors for providing risk management services include the costs of self-insuring relative to the cost of purchasing insurance from an insurance carrier, the availability and pricing of excess reinsurance coverage, cash flow needs,  and the expected quality and consistency of the services to be provided.

We believe that we are able to compete based on our experience, the quality of our products and services, our processing technology platforms, and our program-oriented approach. However, our ability to successfully compete is dependent upon a number of factors, including market and competitive conditions, many of which are outside of our control.

Geographic Diversity and Mix of Business

Our revenues are diversified geographically, by class and line of business, type of insured and distribution. Our corporate strategy emphasizes a regional focus and diverse source of revenues between underwriting premiums, fee-for-service revenue and commissions. We believe our approach balances an effective local touch with efficient national coordination. Additionally, this allows us to leverage fixed costs over a larger revenue base and opportunistically take advantage of new opportunities. Within the workers’ compensation line of business, we have a regional focus in California and New England.  Within the other liability, commercial auto liability, excess worker’s compensation, and commercial multiple peril liability lines of business, we have a regional focus in the Southeast and California. Within the commercial multiple property line of business we have a focus in Texas.  Our fee-for-service business is managed on a regional basis with an emphasis in the Midwest, New England, and southeastern regions of the United States.

The following table summarizes our gross written premium distribution by state for the years ended December 31, 2011, 2010, and 2009 (in thousands). We include only states that were top ten gross written premium production states in 2011:

Gross Written Premium	2011	%	2010	%	2009	%
California	300,539	33.2%	285,771	35.6%	209,293	30.4%
Florida	89,068	9.9%	80,876	10.1%	74,639	10.8%
Texas	58,760	6.5%	51,621	6.4%	51,506	7.5%
New Jersey	39,972	4.4%	38,198	4.8%	41,095	6.0%
New York	33,455	3.7%	25,366	3.2%	21,704	3.2%
Illinois	24,644	2.7%	18,772	2.3%	15,432	2.2%
Missouri	23,709	2.6%	23,882	3.0%	23,711	3.4%
Michigan	22,030	2.4%	23.074	2.9%	17,445	2.5%
Pennsylvania	19,970	2.2%	15,143	1.9%	14,771	2.1%
Louisiana	18,531	2.0%	16,878	2.1%	15,937	2.3%
All Other States	273,351	30.4%	222,319	27.7%	203,154	29.6%
Total	904,029	100.0%	801,900	100.0%	688,687	100.0%

Our most significant geographic concentration is in the state of California. After studying the California market for several years and concluding that profitable growth could be achieved in select niche areas, we decided to enter the California workers’ compensation market in 2009. Our current book of business in this state is largely related to our relationship with a general agent who specializes in non-contractor workers’ compensation, as well as a program, which includes a general agent that primarily focuses on the food service industry.  It is important to note the business we added has a history of underwriting profitability. Moreover, indications are that rate increases have been keeping up with the underlying loss trends and overall the business remains profitable.

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

MEADOWBROOK INSURANCE GROUP, INC.

The following table summarizes gross written premiums, net earned premiums, and net written premiums by line of business for the years ended December 31, 2011, 2010, and 2009 (in thousands):

Gross Written Premium	2011	%	2010	%	2009	%
Workers' Compensation	$345,402	38.21%	$320,348	39.95%	$233,269	33.87%
Other Liability	150,751	16.67%	129,876	16.19%	140,541	20.41%
Commercial Auto Liability	99,409	11.00%	101,096	12.61%	92,632	13.45%
Commercial Multi-Peril Property	68,745	7.60%	62,769	7.83%	54,901	7.97%
Excess Worker's Compensation	68,058	7.53%	34,235	4.27%	29,427	4.27%
Commercial Multi-Peril Liability	51,133	5.66%	47,493	5.92%	43,428	6.31%
All Other Lines	120,528	13.33%	106,083	13.23%	94,489	13.72%
Total	$904,026	100.00%	$801,900	100.00%	$688,687	100.00%

Net Earned Premium	2011	%	2010	%	2009	%
Workers' Compensation	$314,825	42.11%	$275,585	41.76%	$163,834	30.36%
Other Liability	112,610	15.07%	105,024	15.92%	121,324	22.49%
Commercial Auto Liability	91,576	12.24%	89,215	13.52%	79,802	14.79%
Commercial Multi-Peril Property	57,138	7.64%	$48,956	7.42%	$45,660	8.46%
Excess Worker's Compensation	35,471	4.74%	$17,690	2.68%	$19,162	3.55%
Commercial Multi-Peril Liability	48,738	6.52%	41,697	6.32%	37,133	6.88%
All Other Lines	87,277	11.68%	81,673	12.38%	72,687	13.47%
Total	$747,635	100.00%	$659,840	100.00%	$539,602	100.00%

Net Written Premium	2011	%	2010	%	2009	%
Workers' Compensation	$314,168	40.47%	$291,670	42.05%	$206,246	35.56%
Other Liability	123,651	15.93%	103,350	14.90%	113,004	19.49%
Commercial Auto Liability	91,948	11.85%	91,860	13.24%	82,499	14.22%
Commercial Multi-Peril Property	59,908	7.72%	54,667	7.88%	45,462	7.84%
Excess Worker's Compensation	44,234	5.70%	21,839	3.15%	18,917	3.26%
Commercial Multi-Peril Liability	49,333	6.36%	45,620	6.58%	38,825	6.69%
All Other Lines	93,011	11.97%	84,593	12.20%	75,065	12.94%
Total	$776,253	100.00%	$693,599	100.00%	$580,018	100.00%

In 2011, we increased our premium writings within the excess workers’ compensation line of business. This increase was driven primarily by the conversion of an existing fee-based program into an insured program where we now write the underwriting risk on our paper. The conversion of this business began in the fourth quarter of 2010 and was completed in 2011 and increased gross written premium by approximately $34.0 million in 2011.

We also experienced a moderate increase in our workers’ compensation line of business during 2011. This increase primarily reflects the maturation of existing programs, as well as rate increases achieved during the year. For the year, our workers’ compensation rates increased 3.4%.

Our other liability line of business is comprised of both shorter tail lines of business, such as habitational risks (i.e., hotels, motels and apartments, mercantile operations, etc.), and longer tail lines of business, such as, public entity excess and environmental. Growth in this line of business has been primarily driven by maturation of existing specialties.

We reduced our commercial auto premium writings during 2011. This primarily reflects underwriting pricing actions intended to improve the profitability of a program that was not meeting our expected targets.

Overall, we believe we have achieved controlled, profitable growth.

MEADOWBROOK INSURANCE GROUP, INC.

Reserves

The following table shows the development of reserves for unpaid losses and loss adjustment expenses (“LAE”) from 2002 through 2011 for our Insurance Company Subsidiaries, and the deconsolidation impact of American Indemnity Insurance Company, Ltd (“American Indemnity”). American Indemnity is a wholly-owned subsidiary that is not consolidated pursuant to ASC 810 – Consolidations. Prior to 2004, we consolidated American Indemnity.

Development on the ProCentury acquired reserves is not included for the years prior to 2008, because our merger was not effective until August 1, 2008.  The lower portion of the table reflects the impact of reinsurance for the years 2002 through 2011 reconciling the net reserves shown in the upper portion of the table to gross reserves.

Additional information relating to our reserves is included within the Losses and Loss Adjustment Expenses and Reinsurance Recoverables section of Note 1 ~ Summary of Significant Accounting Policies and Note 4 ~ Liability for Losses and Loss Adjustment Expenses of the Notes to the Consolidated Financial Statements, as well as to the Critical Accounting Policies section and the Reserves section of Item 7, Management’s Discussion and Analysis.

MEADOWBROOK INSURANCE GROUP, INC.

Analysis of Loss and Loss Adjustment Expense Development (1)

	Years Ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(in thousands)
Reserves for losses and LAE at end of period	$193,116	$192,019	$226,996	$271,423	$302,655	$341,541	$625,331	$682,376	$784,202	$879,093

Deconsolidation of subsidiary	(2,973)	(2,989)

Adjusted reserves for losses and LAE at end of period	$190,143	$189,030	$226,996	$271,423	$302,655	$341,541	$625,331	$682,376	$784,202	$879,093

Cumulative paid as of
1 year later	78,023	71,427	79,056	83,271	81,779	95,393	173,525	187,818	269,913
2 years later	122,180	118,729	124,685	133,809	140,308	155,745	279,221	338,925
3 years later	151,720	145,279	153,780	170,226	207,227	197,558	369,313
4 years later	167,288	159,220	171,946	210,110	204,802	233,421
5 years later	174,778	169,980	195,328	210,993	228,284
6 years later	180,489	184,663	195,691	226,048
7 years later	190,133	183,961	204,939
8 years later	187,692	190,965
9 years later	191,268

Reserves re-estimated as of end of year:
1 year later	193,532	193,559	231,880	268,704	295,563	330,416	596,661	651,373	791,514
2 years later	196,448	203,394	227,462	263,069	286,647	327,862	566,878	654,641
3 years later	202,126	205,650	226,437	261,319	283,583	331,034	568,751
4 years later	203,738	202,748	226,492	260,373	293,897	339,931
5 years later	202,028	202,716	229,746	268,007	303,948
6 years later	201,786	203,727	233,560	276,374
7 years later	201,355	207,401	238,547
8 years later	203,867	209,606
9 years later	204,332

Net cumulative redundancy (deficiency):
Dollars	$(14,189)	$(20,575)	$(11,552)	$(4,951)	$(1,294)	$1,610	$56,580	$27,736	$(7,311)
Percentage	-7.5%	-10.9%	-5.1%	-1.8%	-0.4%	0.5%	9.0%	4.1%	-0.9%
Net reserves	190,143	189,030	226,996	271,423	302,655	341,541	625,331	682,376	784,202	879,093
Ceded reserves	181,817	147,446	151,161	187,254	198,422	198,461	260,366	266,801	280,854	315,884
Gross reserves	371,960	336,476	378,157	458,677	501,077	540,002	885,697	949,177	1,065,056	1,194,977
Net re-estimated	204,332	209,606	238,547	276,374	303,948	339,931	568,751	654,641	791,514
Ceded re-estimated	257,016	245,826	207,893	207,915	203,039	200,220	242,105	255,081	284,160
Gross re-estimated	461,347	455,432	446,440	484,289	506,988	540,151	810,856	909,721	1,075,674
Gross cumulative redundancy (deficiency)	$(89,387)	$(118,955)	$(68,284)	$(25,612)	$(5,911)	$(150)	$74,840	$39,456	$(10,617)

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

MEADOWBROOK INSURANCE GROUP, INC.

The following table sets forth the difference between GAAP reserves for loss and loss adjustment expenses and statutory reserves for loss and loss adjustment expenses at December 31, (in thousands):

	2011	2010
GAAP reserves for loss and LAE	$1,194,977	$1,065,056
Reinsurance recoverables for unpaid losses	(315,884)	(280,854)
ASC 944 adjustment*	(8,322)	-
Statutory reserves for loss and LAE	$870,771	$784,202

* 100% Quota Share reinsurance agreement related to a worker’s compensation replacement policy, with reinsurance provisions recognized as retroactive reinsurance on a GAAP basis in accordance with ASC 944 - Financial Services - Insurance.

For the year ended December 31, 2011, we reported an increase of $10.6 million in gross ultimate loss estimates for accident years 2010 and prior, or 1.0% of $1,065.1 million of gross loss and LAE reserves at January 1, 2011. We reported a $7.3 million increase in net ultimate loss and LAE estimates for accident years 2010 and prior, or 0.9% of $784.2 million of net loss & LAE reserves at January 1, 2011.

For the year ended December 31, 2010, we reported a decrease of $41.3 million in gross ultimate loss estimates for accident years 2009 and prior, or 4.4% of $949.2 million of gross loss and LAE reserves at January 1, 2010.  We reported a $31.0 million decrease in net ultimate loss and LAE estimates for accident years 2009 and prior, or 4.5% of $682.4 million of net loss & LAE reserves at January 1, 2010.

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

Membership in Insolvency Funds and Associations and Mandatory Pools

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers.  Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers.  Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state.  For 2011, 2010, and 2009, assessments from insolvency funds were $8.6 million, $5.1 million, and $491,000, respectively.  Most of these payments are recoverable through future policy surcharges and premium tax reductions.  Except for New Jersey, business written on a surplus lines basis is not subject to state guaranty fund assessments.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market.  Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage.  These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis.  To the extent that reinsurance treaties do not cover these assessments, they may adversely affect us.  For 2011, 2010, and 2009, total assessments paid to all such facilities were $5.0 million, $3.5 million, and $2.7 million, respectively.

Restrictions on Dividends and Risk-Based Capital

For information on Restrictions on Dividends and Risk-based Capital that affect us please refer to Note 8 ~ Regulatory Matters and Rating Issues of the Notes to the Consolidated Financial Statements and the Regulatory and Rating Issues section within Item 7, Management’s Discussion and Analysis.

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

MEADOWBROOK INSURANCE GROUP, INC.

Employees

At March 5, 2012, we employed  1,054 associates to service our clients and provide management services to our Insurance Company Subsidiaries as described below. We believe we have good relationships with our associates.

Available Information

Our Internet address is www.meadowbrook.com.  There we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Statements of Beneficial Ownership (Forms 3, 4, and 5), and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC.  You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549.  You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site that contains reports, proxy statements, and other information that we file at www.sec.gov.  Our SEC reports can also be accessed through the investor relations section of our website.  The information found on our website is not part of this or any other report we file with, or furnished to the SEC.  The Charters of the Nominating and Governance Committee, the Compensation Committee, the Audit Committee, Risk Management and Finance Committee , and Investment Committee, as well as the Board of Directors Governance Guidelines are also available on our website, or available in print to any shareholder who requests this information.  In addition, our Compliance Code of Conduct and Business Ethics Policy are available on our website, or in print to any shareholder who requests this information.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors, categorized by “Our Business” and “Our Industry”, which could materially affect our business, financial condition or results of operations in future periods.

Risks Related to Our Business

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

MEADOWBROOK INSURANCE GROUP, INC.

•	Loss emergence patterns;
•	Emerging economic and social trends;
•	Inflation; and
•	Changes in the regulatory and litigation environments.

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

One of our predominate lines of business is workers’ compensation (42.1% of net earned premiums in 2011), which is concentrated in California. Accordingly, unfavorable business, economic or regulatory conditions in this state could negatively impact our business. California is also exposed to climate and environmental changes, natural perils such as earthquakes, water supplies, and the possibility of pandemics or terrorist acts.  Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification.  Refer to Note 5 ~ Reinsurance for further information regarding our reinsurance structure related to workers’ compensation business.

Our success depends on our ability to appropriately price the risks we underwrite.

Our financial results depend on our ability to underwrite and collect adequate premium rates for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss expenses, and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data, develop, test and apply appropriate rating formulas, monitor and react to changes in trends and project both severity and frequency of losses with reasonable accuracy. These activities are subject to a number of risks and uncertainties that are outside our control, including:

•	availability of sufficient reliable data and our ability to properly analyze available data;
•	uncertainties that inherently characterize estimates and assumptions;
•	selection and application of appropriate rating and pricing techniques;
•	changes in legal standards, claim settlement practices, medical care expenses and restoration costs;
•	changes in mandated rates or benefits set by the state regulators; and
•	legislative actions.

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

We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, as noted above, rising interest rates could result in a significant reduction of our book value. While, a low investment yield environment could adversely impact our net earnings, as a result of fixed income securities maturing and being replaced with lower yielding securities which impact investing results.

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

We are also subject to the laws of Michigan, Ohio, Texas, California, Washington D.C., Missouri, and other states, which govern insurance holding companies. Under these laws, a person generally must obtain the applicable Insurance Department’s approval to acquire, directly or indirectly, five to ten percent or more of the outstanding voting securities of our Insurance Company Subsidiaries. An Insurance Department’s determination of whether to approve an acquisition would be based on a variety of factors, including an evaluation of the acquirer’s financial stability, the competence of its management, and whether competition in that state would be reduced. These laws may prevent, delay or defer a change of control of us or our Insurance Company Subsidiaries.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

MEADOWBROOK INSURANCE GROUP, INC.

One of our core selected producers accounts for a large portion of our premium volume, loss of business provided by this entity could adversely affect us.

Our largest producer in 2011 was Midwest Insurance General Agency, LLC, which in combination with its affiliates,  accounted for 14.7% of our gross written premium. No other producer was responsible for more than 10% of our gross written premium. A significant decrease in business from this producer could have an adverse impact on our operating results.

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

Risks Related to Our Industry

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

MEADOWBROOK INSURANCE GROUP, INC.

•	rising levels of actual costs that are not known by companies at the time they price their products;
•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;
•	changes in loss reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurer’s liability develop;
•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses; and
•	increases in medical costs beyond historic or expected annual inflationary levels.

Because the cyclicality of our industry is due in large part to the actions of competitors and general economic conditions, we cannot predict with certainty the timing or duration of changes in the market cycle.

Severe weather conditions and other catastrophes are inherently unpredictable and could cause us to suffer material financial losses.

The majority of our property business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events, such as hurricanes, winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events, such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable.  Generally these losses result in an increase in the number of claims incurred as well as the amount of compensation sought by claimants.  In 2011, we experienced an unusual frequency of storm activity, although none of the storms were severe enough to trigger our catastrophe reinsurance program. We did not have any significant catastrophic-related losses in 2010.  Currently, we purchase catastrophe reinsurance to cover for a potential catastrophe.   However, it is possible that a catastrophic event or multiple catastrophic events could cause our loss and loss adjustment expense reserves to increase and our liquidity and financial condition to decline.  Refer to Note 5 ~ Reinsurance for a detailed description of our reinsurance treaties and structure.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own the land and an approximately 72,000 square feet corporate headquarters building in Southfield, Michigan. We expect that our corporate headquarters building will be adequate for our current and expected future operations.

With the ProCentury merger, we assumed the lease of their corporate headquarters, an approximately 44,000 square foot office building located in Westerville, Ohio.  The lease agreement for this building has an initial term of ten years that expires in 2013.

We are also a party to various leases for other locations in which we have offices. We do not consider any of these leases to be material.

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

ITEM 4.	RESERVED

MEADOWBROOK INSURANCE GROUP, INC.

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholder Information
Corporate Headquarters	Transfer Agent & Registrar	Annual Meeting
26255 American Drive	Computershare Shareowner Services LLC	The Annual Meeting of
Southfield, MI 48034-6112	P.O. Box 358015	Shareholders
Phone: (248) 358-1100	Pittsburgh, PA 15252-8015	will be held at:
2:00 p.m.
Independent Registered		May 17, 2012
Public Accounting Firm
Ernst & Young LLP	Stock Listing	Corporate Headquarters
One Kennedy Square, Suite 1000	New York Stock Exchange	26255 American Drive
777 Woodward Avenue	Symbol: MIG	Southfield, MI 48304-6112
Detroit, MI 48226-5495

Corporate Counsel
Howard & Howard PLLC
450 West Fourth Street
Royal Oak, MI 48067-2557

Shareholder Relations and Form 10-K

A copy of our 2011 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters, or contact:

Karen M. Spaun, Senior Vice President and Chief Financial Officer
(248) 204-8178; karen.spaun@meadowbrook.com

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

Computershare Shareowner Services LLC
1-800-442-8134

Or visit their website at www.bnymellon.com/shareowner/isd

MEADOWBROOK INSURANCE GROUP, INC.

Share Price and Dividend Information

Our common stock is traded on the New York Stock Exchange under the symbol “MIG.”  The following table sets forth the high and low sale prices of our common shares as reported by the NYSE and our quarterly dividends declared for each period shown:

December 31, 2011	High	Low	Dividends
First Quarter	$10.51	$9.34	$0.04
Second Quarter	10.64	9.22	0.04
Third Quarter	10.28	8.27	0.05
Fourth Quarter	10.85	8.50	0.05

December 31, 2010	High	Low	Dividends
First Quarter	$8.21	$6.01	$0.03
Second Quarter	9.20	7.51	0.03
Third Quarter	9.29	8.10	0.04
Fourth Quarter	10.46	8.45	0.04

For additional information regarding dividend restrictions, refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis.

When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations strategic plans, industry conditions, our overall financial condition and other relevant factors.  As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our subsidiaries.  In 2011 and 2010, the Insurance Company Subsidiaries paid dividends to our holding company of $22.6 million and $42.0 million, respectively.

Shareholders of Record

As of March 5, 2012, there were 238 shareholders of record of our common stock.  For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.

Purchase of Equity Securities by the Issuer

On February 12, 2010, our Board of Directors authorized us to purchase up to 5.0 million shares of our common stock in market transactions for a period not to exceed twenty-four months.  On October 28, 2011, our Board of Directors authorized us to purchase up to 5.0 million shares of our common stock in market transactions for a period not to exceed twenty-four months.  This Share Repurchase Plan replaced our former plan, which had been previously authorized in February 2010.

MEADOWBROOK INSURANCE GROUP, INC.
The following table presents information with respect to repurchases of our common stock made during the quarterly period ended December 31, 2011:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may still be Repurchased Under the Plans or Programs
October 1 - October 31, 2011	-	$-	-	5,000,000
November 1 - November 30, 2011	-	-	-	5,000,000
December 1 - December 31, 2011	-	-	-	5,000,000
Total	-	$-	-

Performance Graph

The following graph sets forth, for the five year period ended December 31, 2011, the cumulative total stockholder return for the Company’s common stock, the Russell 2000 Index, and a Peer Group index.  The graph assumes the investment of $100 on December 31, 2006 in Common Stock of the Company, the Russell 2000 Index, and a Peer Group index.  The stock price performance represented on the following graph is not necessarily indicative of future stock price performance.

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

MEADOWBROOK INSURANCE GROUP, INC.

Meadowbrook Insurance Group, Inc.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Meadowbrook Insurance Group, Inc.	100.00	95.15	65.96	76.86	108.07	114.52
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Insurance $1B-$2.5B	100.00	96.96	79.84	87.19	112.26	142.59

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

MEADOWBROOK INSURANCE GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share and ratio data)

Income Statement Data:
Gross written premiums	$904,026	$801,900	$688,687	$457,683	$346,451
Net written premiums	776,253	693,599	580,018	375,194	280,211
Net earned premiums	747,635	659,840	539,602	369,721	268,197
Net commissions and fees	32,115	34,239	37,881	42,904	45,988
Net investment income	54,522	54,173	50,366	36,624	26,400
Net realized gains (losses)	2,949	1,817	(225)	(11,422)	150
Total revenue	837,221	750,069	627,624	437,827	340,735
Net losses and LAE	495,351	399,650	327,426	229,181	164,027
Policy acquisition and other underwriting expenses	249,644	227,031	175,134	117,006	93,490
General selling & administrative expenses	24,775	22,494	29,601	29,282	31,370
General corporate expense	400	5,668	5,977	4,572	4,501
Amortization expense	4,973	4,966	5,781	6,310	1,930
Interest expense	8,347	9,458	10,596	7,681	6,030
Income before income taxes and equity earnings	53,731	80,802	73,109	43,795	39,387
Equity earnings of affiliates, net of tax	2,418	2,263	874	-	-
Equity earnings of unconsolidated subsidiaries, net of tax	(57)	473	(12)	269	331
Net income	43,611	59,721	52,650	27,397	27,992
Earnings per share - Diluted	$0.83	$1.10	$0.92	$0.61	$0.85
Dividends paid per common share	$0.17	$0.13	$0.09	$0.08	$-

Balance Sheet Data:
Total investments and cash and cash equivalents	$1,487,680	$1,345,257	$1,203,215	$1,085,648	$651,601
Total assets	2,381,294	2,177,641	1,989,816	1,813,916	1,113,966
Loss and LAE reserves	1,194,977	1,065,056	949,177	885,697	540,002
Debt	28,375	37,750	49,875	60,250	-
Debentures	80,930	80,930	80,930	80,930	55,930
Shareholders' equity	592,428	547,101	502,881	438,170	301,894
Book value per share	$11.60	$10.28	$9.06	$7.64	$8.16

Other Data:
GAAP ratios (insurance companies only):
Net loss and LAE ratio	66.3%	60.6%	60.7%	62.0%	61.2%
Expense ratio	33.4%	34.4%	32.5%	31.6%	34.9%
Combined ratio	99.7%	95.0%	93.2%	93.6%	96.1%

Accident year combined ratio (1)	98.7%	99.7%	98.5%	98.1%	98.7%

Total adverse (favorable) development on prior years	$7,311	$(31,003)	$(28,670)	$(16,772)	$(7,091)

(1) The accident year combined ratio is the sum of the expense ratio and accident year loss ratio.  The accident year loss ratio measures loss and LAE occurring in a particular year, regardless of when they are reported and does not take into consideration changes in estimates in loss reserves from prior accident years.

The merger with ProCentury was completed following the close of business on July, 31, 2008.  Therefore, the above table includes only five months of financial results for ProCentury for the year ended December 31, 2008 and twelve months of financial results for the years ended December 31, 2009, 2010, and 2011.

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

Through our retail property and casualty agencies, we also generate commission revenue, which represents 1.6% of our total consolidated revenues. Our agencies are located in Michigan, California, and Florida and produce commercial, personal lines, life and accident and health insurance that is primarily with unaffiliated insurance carriers. These agencies produce a minimal amount of business for our affiliated Insurance Company Subsidiaries.

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

We establish a liability for losses and LAE, which represents case based estimates of reported unpaid losses and LAE and actuarial estimates of incurred but not reported losses (“IBNR”) and LAE.  Such liabilities, by necessity, are based upon estimates and, while we believe the amount of our reserves is adequate, the ultimate liability may be greater or less than the estimate.  As of December 31, 2011 and 2010, we have accrued $1,195.0 million and $1,065.1 million of gross loss and LAE reserves, respectively.

Components of Losses and Loss Adjustment Expense

The following table sets forth our gross and net reserves for losses and LAE based upon an underlying source of data, at December 31, 2011 (in thousands):

	Case	IBNR	Total
Direct	$420,477	$667,344	$1,087,821
Assumed-Directly Managed (1)	40,078	30,627	70,705
Assumed-Residual Markets (2)	8,888	8,794	17,682
Assumed-MFH	9,966	3294	13,260
Assumed-Other	3,544	1,965	5,509
Gross	482,953	712,024	1,194,977
Less Ceded	97,793	218,091	315,884
Net	$385,160	$493,933	$879,093

(1) Directly managed represents business managed and processed by our underwriting, claims, and loss control departments, utilizing our internal systems and related controls.

(2) Residual markets represent mandatory pooled workers’ compensation business allocated to individual insurance company writers based on the insurer’s market share in a given state.

The reserves referenced in the above table related to our direct and assumed-directly managed business are established through transactions processed through our internal systems and related controls.  Likewise assumed-MFH is assumed business related to our partial ownership of Midwest Financial Holdings where we have direct access to their paid and case reserve loss data.  Accordingly, case reserves are established on a current basis, therefore there is no delay or lag in reporting of losses from a ceding company, and IBNR is determined utilizing various actuarial methods based upon historical data.  Ultimate reserve estimates related to assumed business from residual markets are provided by individual states on a two quarter lag between the date of the evaluation and the receipt of the estimate from the National Council on Compensation Insurance (“NCCI”), and include an estimated reserve determined based upon internal actuarial methods for this lag.  Relative to assumed business from other sources, we receive case and paid loss data within a forty-five day reporting period and develop our estimates for IBNR based on both current and historical data.

The completeness and accuracy of data received from cedants on assumed business that we do not manage directly is verified through monthly reconciliations to detailed statements, inception to date rollforwards of claim data, actuarial estimates of historical trends, field audits, and a series of management oversight reports on a program basis.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The following table sets forth our net case and IBNR reserves for losses and LAE by line of business at December 31, 2011 (in thousands):

	Net Case	Net IBNR	Total
Workers' Compensation	$188,518	$169,613	$358,131
Residual Markets	8,888	8,794	17,682
Commercial Multiple Peril/General Liability	112,374	240,937	353,311
Commercial Automobile	55,698	61,896	117,594
Other	19,682	12,693	32,375
Total	$385,160	$493,933	$879,093

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

In developing claim and claim adjustment expense reserve estimates, we perform a complete and detailed reserve analyses each quarter. To perform this analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it may be a particular geographical area within a line of business such as California workers’ compensation. The reserves within a reserve category level are characterized as either short tail or long tail.  About 97% of our reserves can be characterized as coming from long tail lines of business. For long tail business, several years may lapse between the time the business is written and the time when all claims are settled. Our long-tail exposures include workers’ compensation, commercial automobile liability, general liability, professional liability, products liability, aviation liability, excess, and umbrella. Short-tail exposures include property, commercial automobile physical damage, a portion of ocean marine, and inland marine. The analyses generally review losses both gross and net of reinsurance.

The standard actuarial methods that we use to project ultimate losses for both long-tail and short-tail exposures include, but are not limited to, the following:
•	Paid Development Method
•	Incurred Development Method
•	Paid Bornhuetter-Ferguson Method
•	Reported Bornhuetter-Ferguson Method
•	Initial Expected Loss Method
•	Paid Roll-forward Method
•	Incurred Roll-forward Method

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

Claims for short-tail lines of business settle more quickly than long-tail lines of business, and in general, loss development factors for short-tail lines are smaller than long-tail lines.  For long-tail lines, we tend to rely on initial expected loss methods throughout the current accident year then move to development factor based methods for older accident years.    Development methods on short-tail lines are generally reliable in the third and fourth quarter of the initial accident year and recorded loss ratios reflect a blend of the development and forecast methods.  Short-tail lines represent 3% of our total reserves at December 31, 2011.

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

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.  In particular, the development factor based methods all have as a key assumption that the development of losses in the future will follow a pattern similar to those measured by past experience and as adjusted either explicitly or by actuarial judgment.  There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple and varied factors.  With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2011 and 2010.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

One implicit assumption underlying development patterns is that the claims inflation trends will continue into the future similar to their past patterns. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, our actuarial department derives expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2011 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. General inflation trends have been fairly stable over the past several years but there have been fluctuations of one to two percent over the past ten years and therefore we used a one percent annual inflation variance factor. The effect differed by line of business but overall was a four percent change in reserve adequacy or approximately $22.6 million effect on after tax net income.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

An explicit assumption used in the analysis is the set of initial expected loss ratios (“IELRs”) used in the current accident year reserve projections and in some of the prior accident year ultimate loss indications.  To estimate the sensitivity of the estimated ultimate loss to a change in IELRs, the actuarial department recasted the loss reserve indications using a set of IELRs all one percent higher than the final IELRs. The overall impact of a one percent change in IELRS would be a corresponding one percent change in reserve adequacy or a $4.9 million effect on after tax net income.  Often the loss ratios by line of business will vary from the IELR in different directions causing them to partially offset each other.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

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

Our range of loss and LAE reserves table shows that presently we estimate them as going from favorable development of 10.4% to unfavorable of 10.8%.  The range was evaluated based on the ultimate loss estimates from the actuarial methods described above.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Pre-tax Impact on Earnings from a Variance in Future Loss Payments and Case Reserves as of December 31, 2011
(in thousands)
Line of Business	Minimum Reserve Range		Maximum Reserve Range
Workers' Compensation	$(22,762)	-6.4%	$25,174	7.0%
Residual Markets	(1,239)	-7.0%	529	3.0%
Commercial Multiple Peril / General Liability	(59,088)	-16.7%	60,473	17.1%
Commercial Automobile	(6,498)	-5.5%	7,214	6.1%
Other	(2,024)	-6.3%	1,719	5.3%
Total	$(91,611)	-10.4%	$95,109	10.8%

The sensitivity around our workers’ compensation reserves primarily reflects the size and the maturity of the underlying book of business.  Our workers’ compensation reserves represent 43% of our total reserves at December 31, 2011.

The sensitivity around our commercial multiple peril / general liability reserves primarily reflects the longer duration of reserves relating to our liability excess program, which started in 2003, and construction defect exposure, which together represent approximately 39% of the $353.3 million reserves in this line of business as of December 31, 2011.  These lines of business are subject to greater uncertainty than the remainder of our book of business.

The sensitivity around our commercial automobile reserves primarily reflects the speed of reporting of the underlying losses, as well as the maturity of the case law surrounding automobile liability.

The sensitivity around the other lines of business primarily reflects the size of the underlying book of business.  Our other reserves represent 4% of total reserves at December 31, 2011.  A large portion of these reserves represent professional liability programs which tend to be claims-made and reinsured at lower limits, therefore reducing the volatility that is inherent in a smaller book of business.  Another large portion represents property claims, which have a shorter reporting and payout pattern than liability and workers’ compensation claims.

All of our reserves are sensitive to changes in the underlying claim payment and case reserving practices, as well as the other sources of variations mentioned above.

Reinsurance Recoverables

Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR losses and LAE.  Such recoverables, by necessity, are based upon estimates.  Reinsurance does not legally discharge us from our legal liability to our insureds, but it does make the assuming reinsurer liable to us to the extent of the reinsurance ceded.  Instead of being netted against the appropriate liabilities, ceded unearned premiums and reinsurance recoverables on paid and unpaid losses and LAE are reported separately as assets in our consolidated balance sheets.  Reinsurance recoverable balances are also subject to credit risk associated with the particular reinsurer.  In our selection of reinsurers, we continually evaluate their financial stability.  While we believe our reinsurance recoverables are collectible, the ultimate recoverable may be greater or less than the amount accrued.  At December 31, 2011 and 2010, reinsurance recoverables on paid and unpaid losses were $325.8 million and $294.2 million, respectively.

In our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, or on the portion of risk either ceded to the captives, or retained by the clients.  The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs.  We collateralize balances due from our risk-sharing partners through funds withheld trusts or stand-by letters of credit issued by highly rated banks.  We have historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which may be in dispute.  At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility.  At December 31, 2011, we believe this allowance is adequate. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk-sharing partners.  No assurance can be given, however, regarding the future ability of our risk-sharing partners to meet their obligations.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)
Operating income, net of tax	$40,912	$58,216	$53,515
Net realized gains (losses), net of tax	2,699	1,505	(865)
Net income	$43,611	$59,721	$52,650

Diluted earnings per common share:
Net operating income	$0.78	$1.07	$0.93
Net income	$0.83	$1.10	$0.92
Diluted weighted average common shares outstanding	52,404,377	54,289,131	57,413,391

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

	For the Years Ended December 31,
	2011	2010	2009
Accident year loss ratio	65.3%	65.3%	66.0%
Adverse (favorable) development on prior years	1.0%	-4.7%	-5.3%
Net loss & LAE ratio	66.3%	60.6%	60.7%

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

Results of Operations

Executive Overview

Our results for the year ended December 31, 2011, include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines and a focus on current accident year price adequacy.  Our generally accepted accounting principles (“GAAP”) combined ratio was 99.7% for the year ended December 31, 2011, compared to 95.0% in 2010.   Our accident year combined ratio was 98.7% for the year ended December 31, 2011, compared to 99.7% in 2010. The year-to-date 2011 results were impacted by higher than expected or ‘normal level’ storm losses that occurred during 2011, which added 1.2 percentage points to both the GAAP and accident year combined ratios.

Net operating income, a non-GAAP measure, decreased $17.3 million, from $58.2 million, or $1.07 per diluted share for the year ended December 31, 2010, to $40.9 million, or $0.78 per diluted share for the year ended December 31, 2011.  The 2011 results include losses of $5.9 million after-tax, due to higher than expected or ‘normal level’ of storm activity in 2011.  Development on prior year reserves reduced net operating income by $4.8 million in 2011, compared to an increase in net operating income by $20.2 million in 2010.  Excluding the impact of the higher than normal level storm losses and development on prior year loss reserves, 2011 net operating income on an accident year basis increased to $51.6 million, compared to $38.0 million in 2010.

Gross written premium increased $102.1 million, or 12.7%, to $904 million in 2011, compared to $801.9 million in 2010.  The 2011 results reflect the conversion of an existing fee-based program into an insured program where we now assumes the underwriting risk. Excluding the impact of the conversion of the existing fee-based program, gross written premium increased $68.0 million, or 8.7% as compared to the prior year. This increase primarily reflects the maturation of existing programs, rate increases that have been achieved and new business initiatives that were implemented during the past twelve months designed to develop specialty niche expertise in a range of areas. These increases were partially offset by reductions in certain programs where pricing or underwriting did not meet the Company’s targets.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Results of Operations 2011 compared to 2010:

Net income for the year ended December 31, 2011, was $43.6 million, or $0.83 per dilutive share, compared to net income of $59.7 million, or $1.10 per dilutive share, for the comparable period of 2010.  Net operating income, a non-GAAP measure, decreased $17.3 million, or 29.7%, to $40.9 million, or $0.78 per diluted share, compared to net operating income of $58.2 million, or $1.07 per diluted share in 2010. Total diluted weighted average shares outstanding for the year ended December 31, 2011, were 52,404,377, compared to 54,289,131for the comparable period in 2010.  This decrease reflects the impact of our Share Repurchase Plan (the “Plan”) in which we repurchased 2.2 million shares during 2011.

Revenues - 2011 compared to 2010

Revenues for the year ended December 31, 20110, increased $87.1 million, or 11.6%, to $837.2 million, from $750.1 million for the comparable period in 2010.  This increase primarily reflects overall growth within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Years Ended December 31,
	2011	2010
Revenue:
Net earned premiums	$747,635	$659,840
Management administrative fees	12,814	16,240
Claims fees	6,251	6,806
Commission revenue	13,050	11,193
Net investment income	54,522	54,173
Net realized gains	2,949	1,817
Total revenue	$837,221	$750,069

Net earned premiums increased $87.8 million, or 13.3%, to $747.6 million for the year ended December 31, 2011, from $659.8 million in the comparable period in 2010.  This increase primarily reflects the maturation of existing programs, the conversion of the existing fee-based program into an insured program, rate increases that have been achieved and new business initiatives that were implemented during the past twelve months designed to develop specialty niche expertise in a range of areas.

Management fees decreased $3.4 million, or 21%, to $12.8 million for the year ended December 31, 2011, from $16.2 million for the comparable period in 2010.  As previously discussed, this decrease was primarily driven by the conversion of an existing fee-based program into an insured program where we earn premium revenue as opposed to fees revenue.

Commission revenue increased $1.9 million, or 17%, to $13.1 million for the year ended December 31, 2011, from $11.2 million for the comparable period in 2010. This increase primarily reflects Michigan agency business that was added in the current year.

Net realized gains increased by $1.1 million, to a $2.9 million gain for the year ended December 31, 2011, from a $1.8 million gain for the comparable period in 2010. The increase in realized gains relates to our efforts to generate capital gains as a result of our tax strategy to utilize the benefit from our capital tax loss carry-forward.

Expenses - 2011 compared to 2010

Expenses increased $114.2 million from $669.3 million for the year ended December 31, 2010 to $783.5 million for the year ended December 31, 2011.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The following table sets forth the components of expenses (in thousands):

	For the Years Ended December 31,
	2011	2010
Expense:
Net losses and loss adjustment expenses	$495,351	$399,650
Policy acquisition and other underwriting expenses	249,644	227,031
General selling & administrative expenses	24,775	22,494
General corporate expenses	400	5,668
Amortization expense	4,973	4,966
Interest expense	8,347	9,458
Total expenses	$783,490	$669,267

Relating to the components of our combined ratio, it is important to note the impact of the issuance of a one-time replacement policy for one of our self-insured clients for which we purchased a reinsurance policy from a third party re-insurer, which transferred 100% of the risk. This transaction had no impact on the combined ratio or underwriting income, but did result in a 0.4% percentage point increase during the year on our loss and LAE ratio and a corresponding 0.4% percentage point decrease on the expense ratio.

Net loss and loss adjustment expenses (“LAE”) increased $95.7 million, to $495.4 million for the year ended December 31, 2011, from $399.7 million for the same period in 2010.  Our loss and LAE ratio was 66.3% for the year ended December 31, 2011 and 60.6% for the year ended December 31, 2010.  The accident year loss and LAE ratio was 65.3% for the both years ended December 31, 2011 and 2010. The 2011 accident year loss and LAE ratio includes 1.2 percentage points of higher than an expected or ‘normal level’ of storm loss activity. The higher than normal level of storm losses was partially offset by improved underwriting results as rate increases and underwriting actions begin to take effect. Excluding the higher than normal level of storm activity the 2011 accident year loss and LAE ratio improved to 64.1%, compared to 65.3% in the prior year. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $22.6 million, to $249.6 million for the year ended December 31, 2011, from $227.0 million for the same period in 2010. Our expense ratio decreased one percentage point to 33.4% for the year ended December 31, 2011, from 34.4% for the same period in 2010. This improvement reflects a reduction in variable compensation and a reduction in commission rates due to mix of business.

General, selling and administrative costs increased $2.3 million, to $24.8 million for the year ended December 31, 2011, from $22.5 million for the same period in 2010.  This increase relates primarily to investments in new sales initiatives to stimulate net commission and fee revenue growth, as well as a shift in certain overhead expenses from direct insurance operations to corporate overhead. These items were partially offset by a reduction in performance based variable compensation in 2011 as compared to 2010.

General corporate expenses decreased $5.3 million, to $0.4 million for the year ended December 31, 2011, from $5.7 million for the same period in 2010.  The decrease is due to a reduction in the performance based variable compensation accrual in the current year, as compared to accruing a provision for variable compensation in 2010.

Interest expense for the year ended December 31, 2011, decreased $1.2 million, to $8.3 million, from $9.5 million for the comparable period in 2010.  Interest expense is primarily attributable to our debentures, which are described within the Liquidity and Capital Resources section of Management’s Discussion and Analysis, as well as our term loan.  The overall decrease reflects the decline in the average outstanding balance on our term loan to $30.8 million for the period ended December 31, 2011 from $43.8 million for same period in 2010.

Federal income tax expense for the year ended December 31, 2011 was $11.8 million, or 22.3% of income before taxes, compared to $22.9 million, or 28.7% of income before taxes for the same period in 2010.  Income tax expense on net capital gains and the change in our valuation allowance on deferred tax assets, was $0.3 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively.  Excluding the tax impact of net capital gains and the change in or valuation allowance, the effective income tax rate would have been 23.1% and 28.8% for the years ended December 31, 2011 and 2010, respectively.  The lower rate reflects a larger portion of taxable income coming from net investment income rather than fee based and underwriting income, which includes a portion of tax exempt investments.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

The following table sets forth the components of revenues (in thousands):

	For the Years Ended December 31,
	2010	2009
Revenue:
Net earned premiums	$659,840	$539,602
Management administrative fees	16,240	19,697
Claims fees	6,806	7,427
Commission revenue	11,193	10,757
Net investment income	54,173	50,366
Net realized gains (losses)	1,817	(225)
Total revenue	$750,069	$627,624

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

Other Items – Results of Operations

Equity earnings of affiliated, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, MFH, for $14.8 million in cash.  We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership.  We recognized equity earnings, net of tax, from MFH of $2.4 million, or $0.5 per dilutive share, for the year ended December 31, 2011, compared to $2.3 million, or $0.04 per dilutive share, for the comparable period of 2010, and $0.9 million, or $0.02 per dilutive share, for the comparable period of 2009.  We received dividends from MFH in 2011, 2010 and 2009, for $3.4 million, $1.0 million and $0.4 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Reserves

At December 31, 2011, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $879.1 million. We established a reasonable range of reserves of approximately $787.5 million to $974.2 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$335,369	$383,305	$358,131
Residual Markets	16,443	18,211	17,682
Commercial Multiple Peril / General Liability	294,223	413,784	353,311
Commercial Automobile	111,096	124,808	117,594
Other	30,351	34,094	32,375
Total Net Reserves	$787,482	$974,202	$879,093

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the twelve months ended December 31, 2011, and the year ended December 31, 2010.

For the twelve months ended December 31, 2011, we reported an increase in net ultimate loss estimates for accident years 2010 and prior of $7.3 million, or 0.9% of $784.2 million of beginning net loss and LAE reserves at December 31, 2010. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2011 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2010 and for the twelve months ended December 31, 2011. The major components of this change in ultimates are as follows (in thousands):

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2010	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at December 31, 2011

Workers' Compensation	$285,069	$209,144	$9,229	$218,373	$40,637	$104,674	$145,311	$358,131
Residual Markets	18,963	3,257	(1,414)	1,843	1,008	2,116	3,124	17,682
Commercial Multiple Peril / General Liability	330,850	121,069	(5,077)	115,992	11,020	82,511	93,531	353,311
Commercial Automobile	112,388	85,566	5,344	90,910	32,321	53,383	85,704	117,594
Other	36,932	69,004	(771)	68,233	45,561	27,229	72,790	32,375
Net Reserves	784,202	$488,040	$7,311	$495,351	$130,547	$269,913	$400,460	879,093
Reinsurance Recoverable	280,854							315,884
Consolidated	$1,065,056							$1,194,977

Line of Business	Reserves at December 31, 2010	Total Re-estimated Reserves at December 31, 2011 on Prior Years	Development as a Percentage of Prior Year Reserves

Workers' Compensation	$285,069	$294,298	3.2%
Commercial Multiple Peril / General Liability	330,850	325,773	-1.5%
Commercial Automobile	112,388	117,732	4.8%
Other	36,932	36,161	-2.1%
Sub-total	765,239	773,964	1.1%
Residual Markets	18,963	17,549	-7.5%
Total Net Reserves	$784,202	$791,513	0.9%

Workers’ Compensation Excluding Residual Markets

The projected net ultimate loss estimate for the workers’ compensation line of business excluding residual markets increased $9.2 million, or 3.2% of net workers’ compensation reserves. This net overall increase reflects increases of $8.7 million, $3.8 million, and $1.1 million for accident years 2010, 2009, and 2003, respectively.  This increase in the net ultimate loss estimate for these accident years was due to greater than expected claim emergence.  The 2009 and 2010 accident years’ emergence was from two countrywide programs, a New England program, three California programs, and a Nevada program.  Accident year 2003 emergence came from a single claim reserve increase. These increases were partially offset by decreases of $1.0 million, $2.0 million, $533,000 and $763,000 for accident years 2008, 2007, 2006, and 2005 respectively.  The decrease in the net ultimate loss estimates for these accident years was due to less than expected claim emergence in two countrywide programs and a Florida program.  The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril / General Liability

The commercial multiple peril line and general liability line of business had a decrease in net ultimate loss estimates of $5.1 million, or 1.5% of net commercial multiple peril and general liability reserves. The net decrease reflects decreases of $7.0 million, $3.1 million, $681,000, $2.1 million, $665,000, and $873,000 in the ultimate loss estimates for accident years 2010, 2009, 2008, 2007, 2002, and 1996 respectively.  The decreases in the net ultimate loss estimates for these accident years were due to better than expected claim emergence in several general liability programs and an excess liability program.  The decreases were offset by increases of $841,000, $4.2 million, $2.4 million, $686,000, $522,000 and $852,000 for accident years 2006, 2005, 2004, 2003, 2000, and 1997, respectively.  These increases in the net ultimate loss estimates for these accident years was due to greater than expected claim emergence in an excess liability program and a contractors program.  The change in ultimate loss estimates for all other accident years was insignificant.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Commercial Automobile

The projected net ultimate loss estimate for the commercial automobile line of business increased $5.3 million, or 4.8% of net commercial automobile reserves. This net overall increase reflects increases in the net ultimate loss estimate of $2.7 million, $2.4 million and $646,000 for accident years 2010, 2009, and 2007, respectively.  This increase in the net ultimate loss estimates for this accident year was due to greater than expected claim emergence in a garage program, a California program, an excess program, and a transportation program.  This increase was partially offset by a decrease of $630,000 for accident year 2005.  The decrease in the net ultimate loss estimates for this accident year was due to less than expected claim emergence spread across several programs.  The change in ultimate loss estimates for all other accident years was insignificant.

Other

The projected net ultimate loss estimate for the other lines of business decreased $771,000, or 2.1% of net reserves. This net decrease reflects decreases of $450,000, $445,000, and $459,000 in accident years 2009, 2008, and 2006, respectively.  This decrease is primarily due to better than expected case reserve development during the calendar year in two professional liability programs and a general liability program.  The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $1.4 million, or 7.5% of net reserves. This decrease reflects a reduction of $1.3 million in accident year 2009.  We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year. The change in ultimate loss estimates for all other accident years was insignificant.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2011 is $43.8 million without prior regulatory approval. Of this $43.8 million, ordinary dividends of $22.6 million have been declared and paid as of December 31, 2011. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $111.9 million of extraordinary dividends in 2011, subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $22.6 million and $42.0 million as of December 31, 2011 and 2010, respectively.  We remain well within our targets as they relate to our premium leverage ratios, even taking into consideration the dividends paid by our Insurance Company Subsidiaries.  Our targeted maximum leverage ratios for gross and net written premium to statutory surplus are 2.75 to 1.0 and 2.25 to 1.0, respectively.  As of December 31, 2011, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.3 to 1.0 and 2.0 to 1.0, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees.  These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries.  Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $12.1 million for the year ended December 31, 2011.

We have a total revolving credit facility of $35.0 million, which may include up to $15.0 million in letters of credit. As of December 31, 2011, we had $4.5 million outstanding balance on our revolving credit facility and $0.5 million in letters of credit issued.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Cash flows provided by operations were $138.1 million and $174.5 million for the years ended December 31, 2011 and 2010, respectively.  The decrease in cash flows from operations is driven primarily by a decrease in cash provided by underwriting activities due to the lag on losses paid relating to the growth in premiums from 2009 to 2010. The reduction in cash provided from underwriting was offset by increases in cash provided from net investment income, net commissions and fees, and the timing of taxes paid.  We maintain a strong balance sheet with geographic spread of risks, high quality reinsurance, and a high quality investment portfolio.

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

Refer to Note 7 ~ Derivative Instruments for additional information specific to our interest rate swaps.

Credit Facilities

Refer to Note 6 ~ Debt for additional information specific to our credit facilities and debentures.

Investment Portfolio

As of December 31, 2011 and December 31, 2010, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.5 billion and $1.3 billion, respectively.

In general, we believe our overall investment portfolio is conservatively invested.  The effective duration of the investment portfolio at December 31, 2011 and 2010, was 4.9 years and 5.0 years, respectively.  Our current pre-tax book yield is 4.0% compared to 4.2% in 2010.  The current after-tax yield is 3.0%, compared to 3.1% in 2010.  Approximately 98.9% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

Refer to Note 12 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2011 (in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Non-regulated companies:
Term Loan	$23,875	$15,625	$8,250	$-	$-
Lines of Credit (1)	4,500	4,500	-	-	-

Debentures (2):
Senior debentures due 2034; issued $13.0 million	13,000	-	-	-	13,000
Senior debentures due 2034; issued $12.0 million	12,000	-	-	-	12,000
Junior subordinated debentures due 2035; issued $20.6 million	20,620	-	-	-	20,620
Junior subordinated debentures due 2033; issued $10.3 million	10,310	-	-	-	10,310
Junior subordinated debentures due 2032; issued $15.0 million (3)	15,000	-	-	-	15,000
Junior subordinated debentures due 2033; issued $10.0 million (3)	10,000	-	-	-	10,000
Total Debt	109,305	20,125	8,250	-	80,930

Interest on Term Loan (4)	1,307	1,102	205	-	-
Interest on Line of Credit	130	130	-	-	-

Interest on Debentures:
Senior debentures due 2034; issued $13.0 million	7,224	1,032	2,064	2,064	2,064
Senior debentures due 2034; issued $12.0 million	5,358	765	1,531	1,531	1,531
Junior subordinated debentures due 2035; issued $20.6 million	8,817	1,260	2,519	2,519	2,519
Junior subordinated debentures due 2033; issued $10.3 million	5,709	816	1,631	1,631	1,631
Junior subordinated debentures due 2032; issued $15.0 million (3)	8,180	1,169	2,337	2,337	2,337
Junior subordinated debentures due 2033; issued $10.3 million (3)	5,516	788	1,576	1,576	1,576
Total Interest Payable	42,241	7,062	11,863	11,658	11,658

Operating lease obligations (5)	10,542	3,889	4,547	1,474	632

Regulated companies:
Losses and loss adjustment expenses (6)	1,194,977	295,273	374,265	173,090	352,349
Total	$1,357,065	$326,349	$398,925	$186,222	$445,569

(1) Relates to our revolving line of credit.

(2) Five year call feature associated with debentures, estimated seven year repayment.  For a description of our debentures and related interest rate terms, as well as actual rates in accordance with our interest rate swap transactions, refer to Note 6 ~ Debt and Note 7 ~ Derivative Instruments.

(3) Relates to the junior subordinated debentures acquired in conjunction with the ProCentury merger.

(4) For a description of our term loan and its interest rate terms, as well as actual rates in accordance with our interest rate swap transaction, refer to Note 6 ~ Debt and Note 7 ~ Derivative Instruments.

(5) Consists of rental obligations under real estate leases related to branch offices.  In addition, includes amounts related to equipment leases.

(6) The loss and loss adjustment expense payments do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty.  However, based upon historical payment patterns, we have included an estimate of our gross losses and loss adjustment expenses.  In addition, we have anticipated cash receipts on reinsurance recoverables on unpaid losses and loss adjustment expenses of $315.9 million, of which we estimate that these payments to be paid for losses and loss adjustment expenses for the periods less than one year, one to three years, three to five years, and more than five years, to be $58.6 million, $91.7 million, $43.9 million, and $121.6 million, respectively, resulting in net losses and loss adjustment expenses of  $236.7 million, $282.6 million, $129.2 million, and $230.7 million, respectively.

We maintain an investment portfolio with varying maturities that we believe will provide adequate cash for the payment of claims.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Variable Compensation

Our variable compensation plans have been established as an incentive for performance of our management team, consist of an Annual Bonus Plan (“Bonus Plan”) and a Long-Term Incentive Plan (“LTIP”).  The Bonus Plan is a discretionary cash bonus plan premised upon a targeted growth in net after-tax earnings on a year over year basis.  Each year, the Compensation Committee and our Board of Directors establish a new target based upon prior year performance and the forecasted performance levels anticipated for the following year.  The amount of the bonus pool is established by aggregating the individual targets for each participant, which is a percentage of salary.  An employee’s actual bonus may be plus or minus his or her target based upon the Company and individual’s performance At the end of the year, the Compensation Committee and the Board of Directors review our performance in relation to performance targets and then establish the total bonus pool to be utilized to pay cash bonuses to the management team based upon overall corporate and individual participant goals.

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

Our Compensation Committee also is authorized to issue restricted stock awards when the Company achieves various financial, operational and strategic goals and objectives.

With the ProCentury merger our Compensation Committee and Board of Directors determined that our opportunity for successfully integrating the ProCentury merger would be heightened and shareholder value increased, if all participants were in the same equity-based plan beginning in 2009.  As a result, our Compensation Committee approved the termination of our current 2007-2009 LTIP effective December 31, 2008 and established a new plan for 2009-2011 based on new performance targets.  Based on this amendment, the LTIP participants would receive their award based on a two-year performance period, rather than a three-year period.  Therefore, the total award would be approximately two-thirds of the original three-year award.  There were no accounting adjustments as a result of the amendment as there were no changes to the underlying plan, only an adjustment to the performance period.

All of our plans are administered by the Compensation Committee of the Board of Directors and all awards are reviewed and approved by the Board of Directors at both inception and at distribution.

Refer to Note 11 ~ Variable Compensation for additional information relating to our variable compensation.

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

At December 31, 2011, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies.  Our targeted maximum leverage ratios for gross and net written premium to statutory surplus are 2.75 to 1.0 and 2.25 to 1.0, respectively.  As of December 31, 2011, on a statutory consolidated basis, the gross and net premium leverage ratios were 2.3 to 1.0 and 2.0 to 1.0, respectively.

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

In 2011, our Insurance Company Subsidiaries generated ratios that varied from the “usual value” range.  The variations and reasons are set forth below:

Ratio	Usual Range	Value

Company: Star
Adjusted Liabilities to Liquid Assets	Under 100%	125%(1)
Gross Agents’ Balances to Policyholders’ Surplus	Under 40%	47%(2)

Company: Savers
Gross Agents’ Balances to Policyholders’ Surplus	Under 40%	41%(2)

Company: Williamsburg
Adjusted Liabilities to Liquid Assets	Under 100%	105%(1)
Gross Agents’ Balances to Policyholders’ Surplus	Under 40%	55%(2)

(1)
Adjusted Liabilities to Liquid Assets on Star and Williamsburg are outside the usual range primarily as a result of our Intercompany Reinsurance Pooling Agreement. The Adjusted Liabilities include the gross amount of reinsurance payables related to the pool and does not allow an offset to those payables for any reinsurance recoverables related to the pool.  In addition, the reinsurance recoverables are not included in the Liquid Assets portion of the formula. This causes the ratio results to appear much higher due to the timing of the settlement of the pool balances.  Pool balances between the entities are settled in the month following the completion of the pooling. Once the balances are settled, the ratio will be 99% and 87% respectively, which is within the usual range.

(2)
The Gross Agents’ Balances to Policyholders’ Surplus on Star, Savers and Williamsburg were impacted by our Intercompany Reinsurance Pooling Agreement.  The assumed premium receivable increased as a result of growth in business, thereby increasing the gross agents’ balances related to the pooling agreement.  Excluding the intercompany pooling, this ratio would have been within the usual range for 2011 for all companies.

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

In regard to our excess-of-loss reinsurance, we manage our credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective or existing reinsurers. We generally do not seek collateral where the reinsurer is rated “A−” or better by A. M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. The following table sets forth information relating to our five largest unaffiliated excess-of-loss reinsurers based upon ceded premium as of December 31, 2011:

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Reinsurer	Reinsurance Premium Ceded December 31, 2011	Reinsurance Recoverable December 31, 2011	A.M. Best Rating
	(In thousands)	(In thousands)
Hannover Rueckversicherung AG	$11,912	$20,639	A
Lloyds Syndicate Number 2003	9,500	23,724	A
Maiden Reinsurance Company	9,069	27,492	A	-
Swiss Reinsurance America Corporation	8,952	22,035	A	+
Munich Reinsurance America	6,300	20,661	A	+

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we have no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Convertible Note

Refer to Note 7 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

Related Party Transactions

Refer to Note 17 ~ Related Party Transaction of the Notes to the Consolidated Financial Statements.

Recent Accounting Standards

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2011. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At December 31, 2011, our fixed income portfolio had an effective duration of 4.9, compared to 5.0 at December 31, 2010.

At December 31, 2011, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.4 billion.  Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income.  These investments comprise 2.0% of our investment portfolio.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,419,638	$1,358,749	$1,292,721
Yield to Maturity or Call	1.86%	2.66%	3.63%
Effective Duration	4.6	4.9	5.0

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates.  Thus, our interest expense on these debentures is directly correlated to market interest rates.  At December 31, 2011 and 2010, we had debentures of $80.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates.  Thus, our interest expense on our term loan is directly correlated to market interest rates.  At December 31, 2011, we had an outstanding balance on our term loan of $23.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $239,000.  At December 31, 2010, we had an outstanding balance on our term loan of $37.8 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $378,000.

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

MEADOWBROOK INSURANCE GROUP, INC.

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates.  Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates.  At December 31, 2011, we had $4.5 million outstanding on this revolving line of credit.  At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $45,000. At December 31, 2010, we had a zero outstanding balance on our revolving line of credit. Additionally, at December 31, 2011 and 2010, $0.5 million in letters of credit had been issued.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to list of Financial Statement Schedules and Note 18 ~ Quarterly Financial Data (Unaudited) of the Notes to the Consolidated Financial Statements.

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

As of December 31, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that material information relating to us is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on our assessment, we concluded that, as of December 31, 2011, our internal controls over financial reporting were effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The information required by this item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 17, 2012, which is hereby incorporated by reference.  Our Code of Conduct can be found on our website www.meadowbrook.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Employment Agreements,” “Other Senior Executive Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 17, 2012, which is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 17, 2012, which is hereby incorporated by reference.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders (1)	0	$0.00	2,376,587
Equity compensation plans not approved by security holders	-	-	-
Total	0	$0.00	2,376,587

(1) The 2,376,587 number of shares remaining available for future issuance relates to our 2002 Amended and Restated Stock Option Plan of 376,587 shares and our 2009 Equity Compensation plan of 2,000,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Party Transactions” and “Independence Determination” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 17, 2012, which is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 17, 2012, which is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this Report:

1.	List of Financial Statements:	Page

	Report of Independent Registered Public Accounting Firm on Financial Statements	54

	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	55

	Consolidated Balance Sheet — December 31, 2011 and 2010	56

	Consolidated Statement of Income — For Years Ended December 31, 2011, 2010, and 2009	57

	Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2011, 2010, and 2009	58

	Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2011, 2010, and 2009	59

	Consolidated Statement of Cash Flows — For Years Ended December 31, 2011, 2010, and 2009	60

	Notes to Consolidated Financial Statements	61-87

2.	Financial Statement Schedules

	Schedule I Summary of Investments Other Than Investments in Related Parties	88

	Schedule II Condensed Financial Information of Registrant	89-92

	Schedule III Supplementary Insurance Information – Omitted as not applicable

	Schedule IV Reinsurance	93

	Schedule V Valuation and Qualifying accounts	94

	Schedule VI Supplemental Information Concerning Property and Casualty Insurance Operations	95

3.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements, referred to above present fairly, in all material respects, the consolidated financial position of Meadowbrook Insurance Group, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity of U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respect the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

We have audited Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Meadowbrook Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Meadowbrook Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
March 15, 2012

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,252,775 and $1,170,795 in 2011 and 2010, respectively)	$1,358,749	$1,226,360
Equity securities available for sale, at fair value (cost of $25,176 and $25,632 in 2011 and 2010, respectively)	27,174	28,483
Cash and cash equivalents	101,757	90,414
Accrued investment income	13,757	13,021
Premiums and agent balances receivable (net of allowance of $3,904 and $3,015 in 2011 and 2010, respectively)	183,160	169,866
Reinsurance recoverable on:
Paid losses	9,870	13,342
Unpaid losses	315,884	280,854
Prepaid reinsurance premiums	33,754	28,208
Deferred policy acquisition costs	85,663	78,755
Deferred income taxes, net	-	5,569
Goodwill	120,792	118,842
Other intangible assets	34,483	36,637
Other assets	96,251	87,290
Total assets	$2,381,294	$2,177,641

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,194,977	$1,065,056
Unearned premiums	386,750	352,585
Debt	28,375	37,750
Debentures	80,930	80,930
Accounts payable and accrued expenses	38,716	38,645
Reinsurance funds held and balances payable	25,903	28,824
Payable to insurance companies	4,321	2,754
Deferred income taxes, net	12,372	-
Other liabilities	16,522	23,996
Total liabilities	1,788,866	1,630,540

Shareholders' Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 51,050,204 and 53,236,542 shares issued and outstanding	520	520
Additional paid-in capital	279,005	292,705
Retained earnings	245,816	219,298
Note receivable from officer	(767)	(797)
Accumulated other comprehensive income	67,854	35,375
Total shareholders' equity	592,428	547,101
Total liabilities and shareholders' equity	$2,381,294	$2,177,641

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)
Revenues
Premiums earned
Gross	$869,861	$775,231	$644,858
Ceded	(122,226)	(115,391)	(105,256)
Net earned premiums	747,635	659,840	539,602
Net commissions and fees	32,115	34,239	37,881
Net investment income	54,522	54,173	50,366
Realized (losses) gains:
Total other-than-temporary impairments on securities	(84)	(491)	(5,203)
Portion of loss recognized in other comprehensive income	-	-	1,734
Net other-than-temporary impairments on securities recognized in earnings	(84)	(491)	(3,469)
Net realized gains excluding other-than-temporary impairments on securities	3,033	2,308	3,244
Net realized gains (losses)	2,949	1,817	(225)
Total revenues	837,221	750,069	627,624

Expenses
Losses and loss adjustment expenses	590,675	471,846	396,277
Reinsurance recoveries	(95,324)	(72,196)	(68,851)
Net losses and loss adjustment expenses	495,351	399,650	327,426
Policy acquisition and other underwriting expenses	249,644	227,031	175,134
General selling & administrative expenses	24,775	22,494	29,601
General corporate expense	400	5,668	5,977
Amortization expense	4,973	4,966	5,781
Interest expense	8,347	9,458	10,596
Total expenses	783,490	669,267	554,515
Income before taxes and equity earnings	53,731	80,802	73,109
Federal and state income tax expense	12,481	23,817	21,321
Equity earnings of affiliates, net of tax	2,418	2,263	874
Equity (losses) earnings of unconsolidated subsidiaries, net of tax	(57)	473	(12)
Net income	$43,611	$59,721	$52,650

Earnings Per Share
Basic	$0.83	$1.11	$0.92
Diluted	$0.83	$1.10	$0.92

Weighted average number of common shares
Basic	52,404,377	53,979,374	57,248,497
Diluted	52,404,377	54,289,131	57,413,391

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Net income	$43,611	$59,721	$52,650
Other comprehensive income, net of tax:
Unrealized gains on securities	34,786	10,227	26,951
Unrealized (losses) gains in affiliates and unconsolidated subsidiaries	(23)	158	-
Increase (decrease) on non-credit other-than-temporary impairments on securities	17	941	(178)
Net deferred derivative gains (losses) - hedging activity	578	(3)	1,958
Less reclassification adjustment for investment (gains) losses included in net income	(2,879)	(1,728)	398
Other comprehensive income	32,479	9,595	29,129
Comprehensive income	$76,090	$69,316	$81,779

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	For the Years ended December 31, 2011, 2010, and 2009
	(In thousands)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balances January 1, 2009	573	314,641	127,157	(852)	(3,349)	438,170
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	27,997	27,997
Change in valuation allowance on deferred tax assets	-	-	-	-	694	694
Net deferred derivative gain - hedging activity	-	-	-	-	1,958	1,958
Dividends declared and paid	-	-	(5,162)	-	-	(5,162)
Long term incentive plan; stock award for 2009-2011 plan years	-	1,003	-	-	-	1,003
Long term incentive plan tax adjustment	-	(224)	-	-	-	(224)
Issuance of 105,718 shares of common stock for long term incentive plan stock award for 2007-2008 plan years	1	(330)	-	-	-	(329)
Repurchase of 1,927,902 shares of common stock	(19)	(10,160)	(3,724)	-	-	(13,903)
Note receivable from an officer	-	-	-	27	-	27
Cumulative effect adjustment for non-credit related portion of OTTI recognized in prior earnings	-	-	1,520	-	(1,520)	-
Net income	-	-	52,650	-	-	52,650
Balances December 31, 2009	555	304,930	172,441	(825)	25,780	502,881
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	9,031	9,031
Change in valuation allowance on deferred tax assets	-	-	-	-	409	409
Net deferred derivative loss - hedging activity	-	-	-	-	(3)	(3)
Dividends declared and paid	-	-	(7,007)	-	-	(7,007)
Stock award	2	497	-	-	-	499
Long term incentive plan; stock award for 2009-2011 plan years	-	1,003	-	-	-	1,003
Repurchase of 2,481,000 shares of common stock	(25)	(13,621)	(5,973)	-	-	(19,619)
Change in investment in affiliates, net of tax	-	-	-	-	109	109
Change in investment of unconsolidated subsidiaries	-	-	-	-	49	49
Dissolution of claims management services company	(12)	(104)	116	-	-	-
Note receivable from an officer	-	-	-	28	-	28
Net income	-	-	59,721	-	-	59,721
Balances December 31, 2010	$520	$292,705	$219,298	$(797)	$35,375	$547,101
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	32,211	32,211
Change in valuation allowance on deferred tax assets	-	-	-	-	(287)	(287)
Net deferred derivative gain - hedging activity	-	-	-	-	578	578
Dividends declared and paid	-	-	(8,889)	-	-	(8,889)
Stock award		543	-	-	-	543
Long term incentive plan; stock award for 2009-2011 plan years	-	(2,006)	-	-	-	(2,006)
Repurchase of 2,225,000 shares of common stock		(12,237)	(8,204)	-	-	(20,441)
Change in investment in affiliates, net of tax	-	-	-	-	(19)	(19)
Change in investment of unconsolidated subsidiaries	-	-	-	-	(4)	(4)
Note receivable from an officer	-	-	-	30	-	30
Net income	-	-	43,611	-	-	43,611
Balances December 31, 2011	$520	$279,005	$245,816	$(767)	$67,854	$592,428

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands, expect share data)
Cash Flows From Operating Activities
Net income	$43,611	$59,721	$52,650
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	4,847	4,966	5,780
Amortization of deferred debenture issuance costs	125	224	347
Depreciation of furniture, equipment, and building	5,491	5,612	5,251
Net accretion of discount and premiums on bonds	4,406	2,843	3,128
(Gain) loss on investments, net	(2,879)	(1,728)	398
Gain on sale of fixed assets	(88)	(87)	(88)
Long term incentive plan (benefit) expense	(2,006)	1,003	1,003
Stock award	535	531	-
Equity earnings of affiliates, net of taxes	(2,418)	(2,263)	(874)
Equity losses (earnings) of unconsolidated subsidiaries, net of taxes	57	(473)	12
Deferred income tax expense	258	(4,435)	3,285
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agent balances receivable	(13,294)	(14,539)	(37,652)
Reinsurance recoverable on paid and unpaid losses	(31,558)	(19,671)	(5,822)
Prepaid reinsurance premiums	(5,546)	7,090	(3,413)
Deferred policy acquisition costs	(6,908)	(9,968)	(12,333)
Other assets	(3,159)	(4,653)	(2,352)
Increase (decrease) in:
Losses and loss adjustment expenses	129,921	115,879	63,480
Unearned premiums	34,165	26,670	43,829
Payable to insurance companies	1,567	(560)	93
Funds held and reinsurance balances payable	(2,921)	(337)	4,552
Other liabilities	(16,088)	8,642	6,411
Total adjustments	94,507	114,746	75,035
Net cash provided by operating activities	138,118	174,467	127,685
Cash Flows From Investing Activities
Purchase of equity securities available for sale	-	-	(306)
Purchase of debt securities available for sale	(223,787)	(257,692)	(261,705)
Proceeds from sale of equity securities available for sale	700	1,685	258
Proceeds from sales and maturities of debt securities available for sale	140,980	129,619	192,929
Capital expenditures	(5,958)	(3,892)	(3,627)
Purchase of books of business	(1,036)	(303)	(2,095)
Equity investment in insurance holding limited liability company	-	-	(14,782)
Loan receivable	940	(467)	-
Other investing activities	(306)	(2,038)	298
Net cash used in investing activities	(88,467)	(133,088)	(89,030)
Cash Flows From Financing Activities
Proceeds from lines of credit	4,500	-	-
Payment of lines of credit	(13,875)	(12,125)	(10,375)
Book overdrafts	358	2,580	(141)
Dividend paid on common stock	(8,889)	(7,007)	(5,162)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	9	(35)	(330)
Share repurchases of common stock (1)	(20,441)	(20,726)	(12,790)
Other financing activities	30	29	(126)
Net cash used in financing activities	(38,308)	(37,284)	(28,924)
Net increase in cash and cash equivalents	11,343	4,095	9,731
Cash and cash equivalents, beginning of year	90,414	86,319	76,588
Cash and cash equivalents, end of year	$101,757	$90,414	$86,319
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,852	$8,867	$9,575
Net income taxes paid	$17,682	$26,399	$21,913
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Share-based employee compensation	$535	$531	$-

(1) The Company repurchased 150,000 shares at the end of 2009.  The cash settlement related to these share repurchases did not occur until January 2010, therefore $1.1 million was not considered a cash outflow as of December 31, 2009.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

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

Through its retail property and casualty agencies, the Company also generates commission revenue, which represents 1.6% of total consolidated revenues. The Company’s agencies are located in Michigan, California, and Florida and produce commercial, personal lines, life and accident and health insurance that is primarily with unaffiliated insurance carriers. These agencies produce a minimal amount of business for the Company’s affiliated Insurance Company Subsidiaries.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend income is recognized when declared and interest income is recognized when earned.  Discount or premium on debt securities purchased at other than par value is amortized using the effective yield method.

Refer to Note 2 ~ Investments of the Notes to Consolidated Financial Statements for further detail in regard to the Company’s investments.

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

Reserves related to the Company’s direct business and assumed business it manages directly are established through transactions processed through the Company’s internal systems and related controls.  Accordingly, case reserves are established on a current basis, therefore there is no delay or lag in reporting of losses from a ceding company, and IBNR is determined utilizing various actuarial methods based upon historical data.  Ultimate reserve estimates related to assumed business from residual markets are provided by the mandatory pools on a two quarter lag and include an estimated reserve determined based upon internal actuarial methods for this lag.   Lastly, in relation to assumed business from other sources, the Company receives case and paid loss data within a forty-five day reporting period and develops estimates for IBNR based on both current and historical data.

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

The methods for making such estimates and for establishing the loss reserves and reinsurance recoverables are continually reviewed and updated.  There were no significant changes in key assumptions during 2011, 2010, and 2009.

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

The Company reviews, on an ongoing basis, the collectability of its receivables and establishes an allowance for estimated uncollectible accounts. As of December 31, 2011 and 2010, the allowance for uncollectibles on receivables was $3.9 million and $3.0 million, respectively. Additionally, the agent balances receivable from MFH for the years ended December 31, 2011 and 2010 was $40.0 milliion and $39.0 million, respectively. No other receivable exceeds 10% of the aggregate amount of receivables.

Equity Earnings of Affiliates

Equity earnings represent investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. The Company has a 28.5% equity interest in one affiliate, MFH. The equity earnings of this interest were recorded in net income. Equity earnings, net of tax, from MFH in 2011, 2010, and 2009, was $2.4 million, $2.3 million, and $0.9 million, respectively.   The Company received dividends from MFH in 2011, 2010 and 2009, for $3.4 million, $1.0 million and $0.4 million, respectively.

The Company is recording the equity earnings in MFH based on a month lag due to timing differences with respect to the availability of information, as permissible under ASC 323-10-35-6, Investments - Equity Method and Joint Ventures - Subsequent Measurement.

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts. The Company reduces these costs for premium deficiencies.  There were no premium deficiencies for the years ended December 31, 2011, 2010, and 2009.

Participating Policyholder Dividends

The Company’s method for determining policyholder dividends is a combination of subjective and objective decisions, which may include, among other things, a loss ratio analysis for the specific program and the Company’s overall business strategy.  The Company determines the total dividends to be paid and then obtains the approval of the Board of Directors to pay up to a certain amount.  At December 31, 2011 and 2010, the Company had $1.2 million and $1.3 million accrued for policyholder dividends, respectively.

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

Goodwill

The Company evaluates existing goodwill for impairment on an annual basis as of October 1st, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill impairment is performed at the reporting unit level and performed in accordance with the 2011 issued guidance on how to test goodwill for impairment through use of a qualitative approach.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Refer to Note 14 ~ Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements for further detail in regard to the Company’s Goodwill.

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

Restricted Stock Awards, Long Term Incentive Plan,  and Deferred Compensation Plan

Refer to Note 11 ~ Variable Compensation of the Notes to Consolidated Financial Statements for further details in regards to the Company’s Restricted Stock Awards, Long Term Incentive Plan, and Deferred Compensation Plan.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the year, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock awards using the treasury stock method.

Shares related to the LTIP included in diluted earnings per share were zero,  309,757, and 164,894 for the years ended December 31, 2011, 2010, and 2009, respectively.

Restricted stock awards granted under the Plan on February 23, 2011, and 2010, were 28,500 and 202,500, respectively.  Shares retired under both plans for tax withholding were 9,766 resulting in a net issuance of 221,234, which are included in the weighted average number of common shares for the year ended December 31, 2011.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Disclosures

Due to the short-term nature of cash and cash equivalents, premiums and agent balances receivable, reinsurance recoverables, accrued interest, and other assets, their estimated fair value approximates their carrying value.  Since debt and equity securities are recorded in the financial statements at their estimated fair value as securities available for sale, their carrying value is their estimated fair value. The Company’s long term debt, including its debentures, line of credit, accrued expenses and other liabilities, and reinsurance balances payable are either short term in nature or based on current market prices; therefore, their estimated fair value approximates their carrying value.  In addition, the Company’s derivative instruments, as disclosed in Note 7 ~ Derivative Instruments, are recorded in accordance with related accounting guidance and, therefore, are recorded at fair value.

Recent Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to assist in a consistent application of accounting for costs related to acquiring or renewing insurance contracts among industry practice. The new guidance restricts the capitalization of a contract’s acquisition costs to those that are directly related to the successful acquisition of a new or renewing insurance contract. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The Company plans to adopt this guidance retrospectively on January 1, 2012, and anticipates that the effect of adopting this guidance will have an after-tax reduction on stockholders’ equity by approximately $7.3 million, with no material impact on its results of operations.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued guidance to achieve common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).  The guidance explains how to measure fair value and does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. The Company has not yet adopted this guidance and is not expected to  have a material impact on its financial condition and results of operations.

Presentation of Comprehensive Income

In June 2011, the FASB issued guidance to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company has not yet adopted this guidance and its adoption will not have a material impact on its financial condition and results of operations.

Testing Goodwill for Impairment

In September 2011, the FASB issued guidance on how to test goodwill for impairment through use of a qualitative approach. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to early adopt this guidance in 2011, noting that it did not have a material impact on its financial condition and results of operations.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. INVESTMENTS

The cost or amortized cost, gross unrealized gains, losses, non-credit other than temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at December 31, 2011 and December 31, 2010 were as follows (in thousands):

		December 31, 2010
		Gross Unrealized
	Cost or
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI	Fair Value
U.S. Government and agencies	$20,510	$1,856	$-	$-	$22,366
Obligations of states and political subs	556,265	49,742	(5)	-	606,002
Corporate securities	469,770	40,591	(1,292)	-	509,069
Redeemable preferred stocks	1,924	330	-	-	2,254
Residential mortgage-backed securities	152,719	11,534	(40)	(228)	163,985
Commercial mortgage-backed securities	37,191	2,337	-	-	39,528
Other asset-backed securities	14,396	1,695	(33)	(513)	15,545
Total debt securities available for sale	1,252,775	108,085	(1,370)	(741)	1,358,749
Equity Securities:
Perpetual preferred stock	10,413	1,792	(58)	-	12,147
Common stock	14,763	597	(333)	-	15,027
Total equity securities available for sale	25,176	2,389	(391)	-	27,174
Total securities available for sale	$1,277,951	$110,474	$(1,761)	$(741)	$1,385,923

		December 31, 2010
		Gross Unrealized
	Cost or
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI	Fair Value
Debt Securities:
U.S. Government and agencies	$25,375	$1,363	$(24)	$-	$26,714
Obligations of states and political subs	527,080	22,176	(2,125)	-	547,131
Corporate securities	379,974	21,555	(1,355)	(3)	400,171
Redeemable preferred stocks	3,368	1,044	-	-	4,412
Residential mortgage-backed securities	181,966	12,182	(694)	(151)	193,303
Commercial mortgage-backed securities	34,942	1,236	(478)	-	35,700
Other asset-backed securities	18,090	1,476	(33)	(604)	18,929
Total debt securities available for sale	1,170,795	61,032	(4,709)	(758)	1,226,360
Equity Securities:
Perpetual preferred stock	10,869	2,006	(6)	-	12,869
Common stock	14,763	1,255	(404)	-	15,614
Total equity securities available for sale	25,632	3,261	(410)	-	28,483
Total securities available for sale	$1,196,427	$64,293	$(5,119)	$(758)	$1,254,843

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of December 31, 2011 and December 31, 2010 were as follows (in thousands):

	December 31, 2011	December 31, 2010
Unrealized gains	$110,474	$64,293
Unrealized losses	(1,761)	(5,119)
Non-credit OTTI	(741)	(758)
Net unrealized gains	107,972	58,416
Deferred federal income tax expense	(37,790)	(20,445)
Net unrealized gains on investments, net of deferred federal income taxes	$70,182	$37,971

Net realized gains (losses, including OTTI) on securities, for the three years ended December 31, 2011, 2010, and 2009 were as follows (in thousands):

	December 31,
	2011	2010	2009
Realized gains (losses):
Debt securities:
Gross realized gains	$2,815	$1,760	$3,977
Gross realized losses	(180)	(429)	(3,587)
Total debt securities	2,635	1,331	390
Equity securities:
Gross realized gains	244	495	70
Gross realized losses	-	(98)	(858)
Total equity securities	244	397	(788)
Net realized gains (losses)	$2,879	$1,728	$(398)

OTTI included in realized losses on securities above	$(84)	$(491)	$(3,469)

Proceeds from the sales of fixed maturity securities available for sale were $35.9 million, $10.2 million, and $62.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

At December 31, 2011, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$35,851	$36,370
Due after one year through five years	279,860	293,796
Due after five years through ten years	602,808	669,348
Due after ten years	129,950	140,177
Mortgage-backed securities, collateralized obligations and asset-backed securities	204,306	219,058
	$1,252,775	$1,358,749

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net investment income for the three years ended December 31, 2011, 2010, and 2009 was as follows (in thousands):

	December 31,
	2011	2010	2009
Net Investment Income Earned From:
Debt securities	$52,983	$52,390	$48,187
Equity securities	2,054	2,073	2,168
Cash and cash equivalents	807	805	1,057
Total gross investment income	55,844	55,268	51,412
Less investment expenses	1,322	1,095	1,046
Net investment income	$54,522	$54,173	$50,366

United States Government obligations, municipal and corporate bonds aggregating $220.3 million and $118.2 million were on deposit at December 31, 2011 and 2010, respectively, with state regulatory authorities or otherwise pledged as required by law or contract.

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

Upon review of the Company’s investment portfolio in the context of our OTTI policy, the Company recorded $84,000 and $491,000 of credit related OTTI, of which no non-credit related OTTI losses were recognized in other comprehensive income for the years ended December 31, 2011 and 2010 respectively.  For the year ended December 31, 2009, the Company recorded an OTTI loss of $5.2 million, of which a non-credit related OTTI loss of $1.7 million was recognized in other comprehensive income, resulting in a credit related OTTI loss of $3.5 million.  These impairments pertained to certain corporate bonds, asset-backed and mortgage-backed securities.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	December 31, 2011
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of states and political subs	1	202	(2)	2	923	(3)	3	1,125	(5)
Corporate securities	15	27,154	(1,292)	-	-	-	15	27,154	(1,292)
Redeemable preferred stocks	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	4	183	(38)	2	3,561	(230)	6	3,744	(268)
Commercial mortgage-backed securities	1	683	-	-	-	-	1	683	-
Other asset-backed securities	3	1,163	(27)	8	1,831	(519)	11	2,994	(546)
Total debt securities	24	29,385	(1,359)	12	6,315	(752)	36	35,700	(2,111)
Equity Securities:
Perpetual preferred stock	3	1,079	(58)	-	-	-	3	1,079	(58)
Common stock	1	279	(12)	3	4,851	(321)	4	5,130	(333)
Total equity securities	4	1,358	(70)	3	4,851	(321)	7	6,209	(391)
Total securities	28	$30,743	$(1,429)	15	$11,166	$(1,073)	43	$41,909	$(2,502)

	December 31, 2010
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	3	$3,381	$(24)	-	$-	$-	3	$3,381	$(24)
Obligations of states and political subs	36	71,422	(2,119)	2	679	(6)	38	72,101	(2,125)
Corporate securities	40	70,411	(1,358)	-	-	-	40	70,411	(1,358)
Redeemable preferred stocks	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	5	22,161	(694)	1	3,631	(151)	6	25,792	(845)
Commercial mortgage-backed securities	2	7,052	(183)	1	311	(295)	3	7,363	(478)
Other asset-backed securities	2	1,569	(16)	12	2,617	(621)	14	4,186	(637)
Total debt securities	88	175,996	(4,394)	16	7,238	(1,073)	104	183,234	(5,467)
Equity Securities:
Perpetual preferred stock	1	995	(6)	-	-	-	1	995	(6)
Common stock	-	-	-	3	5,063	(404)	3	5,063	(404)
Total equity securities	1	995	(6)	3	5,063	(404)	4	6,058	(410)
Total securities	89	$176,991	$(4,400)	19	$12,301	$(1,477)	108	$189,292	$(5,877)

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of January 1, 2010	$(547)
Additional credit impairments on:
Previously impaired securities	(264)
Securities for which an impairment was not previously recognized	-
Reductions	89
Balance as of December 31, 2010	(722)
Additional credit impairments on:
Previously impaired securities	(67)
Securities for which an impairment was not previously recognized	-
Reductions	-
Balance as of December 31, 2011	$(789)

3. FAIR VALUE MEASUREMENTS

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

Level 2 – Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information.  The third party pricing service monitors market indicators, as well as industry and economic events.  The Level 2 category includes corporate bonds, government and agency bonds, asset-backed, residential mortgage-backed and commercial mortgage-backed securities and municipal bonds.  The fair value measurements that were based on Level 2 inputs comprise 97.6% of the fair value of the total investment portfolio.

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

The Level 3 securities consist of 12 securities totaling $4.7 million or 0.3% of the total investment portfolio.  These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip.  To fair value these securities, the third party investment manager uses a combination of methods.  Non-binding broker/dealer quotes are used on 5 holdings.  Benchmarking techniques based upon industry sector, rating and other factors are used on 7 holdings.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of December 31, 2011 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Debt Securities:
U.S. Government and agencies	$22,366	$-	$22,366	$-
Obligations of states and political subs	606,002	-	606,002	-
Corporate securities	509,069	-	507,991	1,078
Redeemable preferred stocks	2,254	2,254	-	-
Residential mortgage-backed securities	163,985	-	163,985	-
Commercial mortgage-backed securities	39,528	-	39,528	-
Other asset-backed securities	15,545	-	11,964	3,581
Total debt securities available for sale	1,358,749	2,254	1,351,836	4,659
Equity Securities:
Perpetual preferred stock	12,147	11,409	738	-
Common stock	15,027	15,027	-	-
Total equity securities available for sale	27,174	26,436	738	-
Total securities available for sale	$1,385,923	$28,690	$1,352,574	$4,659

Derivatives - interest rate swaps	$(5,084)	$-	$(5,084)	$-

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Balance as of January 1, 2010	$4,161

Total gains or losses (realized/unrealized):
Included in earnings	(3)
Included in other comprehensive income	463

Purchases	-
Issuances	-
Settlements	(97)

Transfers in and out of Level 3	(442)
Balance as of December 31, 2010	4,082

Total gains or losses (realized/unrealized):
Included in earnings	16
Included in other comprehensive income	604

Purchases	-
Issuances	-
Settlements	(11)

Transfers in and out of Level 3	(32)
Balance as of December 31, 2011	$4,659

There were no credit related losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of a reporting period.  During the year ended December 31, 2011, there was one asset-backed security transferred into Level 2 from Level 3.  The security was previously priced using a non-binding broker quote; however, during the year the Company’s third party pricing service identified a comparable asset with observable inputs actively trading in the market place.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

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

	For the Years Ended December 31,
	2011	2010	2009
Balance, beginning of year	$1,065,056	$949,177	$885,697
Less reinsurance recoverables	280,854	266,801	260,366
Total beginning reserves	784,202	682,376	625,331
Incurred related to:
Current year	488,040	430,653	356,096
Prior years	7,311	(31,003)	(28,670)
Total incurred	495,351	399,650	327,426
Paid related to:
Current year	130,547	110,006	96,856
Prior years	269,913	187,818	173,525
Total paid	400,460	297,824	270,381
Net balance, end of year	879,093	784,202	682,376
Plus reinsurance recoverables	315,884	280,854	266,801
Balance, end of year	$1,194,977	$1,065,056	$949,177

As a result of development on prior accident years’ reserves, the provision for losses and loss adjustment expenses (“LAE”) increased by $7.3 million in calendar year 2011, decreased by $31.0 million in calendar year 2010, and decreased by $28.7 million in calendar year 2009.

For the year ended December 31, 2011, the Company reported net unfavorable development on loss and LAE of $7.3 million, or 0.9% of $784.2 million of beginning net loss and LAE reserves.  There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2011.  The $7.3 million of unfavorable development reflects unfavorable development of $9.2 million and $5.4 million related to workers’ compensation programs and commercial auto programs respectively. The 2011 development also reflects favorable development of $5.1 million, $1.4 million, and $0.8 million related to commercial multiple peril, the residual markets, and other lines of business, respectively.

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

5. REINSURANCE

The Company’s Insurance Company Subsidiaries cede insurance to reinsurers under pro-rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its exposure to large losses or hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder.  In the event that all or any of the reinsuring companies are unable to meet their obligations, the Company would be liable for such defaulted amounts. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other domestic insurers and reinsurers.  The Company performs a risk transfer analysis on those agreements which are not reasonably self-evident to evaluate whether  the reinsurance agreements entered into by the Company transfer both significant timing and underwriting risk to the reinsurer. All current reinsurance contracts conform to the risk transfer requirements and, accordingly, are accounted for as reinsurance under the applicable accounting guidance.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company receives ceding commissions in conjunction with certain reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $15.2 million, $15.0 million, and $16.7 million in 2011, 2010, and 2009, respectively.

At December 31, 2011 and 2010, the Company had reinsurance recoverable for paid and unpaid losses of $325.8 million and $294.2 million, respectively.

The Company manages its credit risk on reinsurance recoverable by reviewing the financial stability, A.M. Best Company (“A.M. Best”) rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners.  The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. The Company generally does not seek collateral where the reinsurer is rated “A-” or better by A.M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan.  As of December 31, 2011, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A+” A.M. Best rating and accounts for 13.6% of the total recoverable for paid and unpaid losses.  To date, the Company has not, in the aggregate, experienced material difficulties in collecting reinsurance recoverable.

The Company has historically maintained an allowance for the potential exposure to certain uncollectible reinsurance balances. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to default.  While management believes the allowances to be adequate, no assurance can be given regarding the future ability of any of the Company’s risk-sharing partners to meet their financial obligations.

The Company maintains a reinsurance structure designed to protect against large or unusual loss and loss adjustment expense activity. The Company determines the appropriate amount of reinsurance based primarily on the Company’s evaluation of the risks accepted, but also considers analysis prepared by consultants and reinsurers, along with market conditions including the availability and pricing of reinsurance.  To date, there have been no material disputes with the Company’s reinsurers.  However, no assurance can be given regarding the future ability of any of the Company’s reinsurers to meet their obligations.

The Company’s current reinsurance structure for business generated by its affiliated insurance entities includes the following primary categories:

Agriculture
•	The Company retains the first $500,000 of loss, per risk, for property and casualty.
•	Reinsurers reimburse the Company up to $500,000 for casualty and up to $9,500,000 for property, per risk, in excess of the $500,000 retention.

Aviation
•
The Company retains up to the first $500,000 of loss for each aviation hull and up to $1 million  for each aviation liability risk; however, our retention for any one occurrence is limited to $1 million

•	Reinsurers reimburse the Company up to $9.5 million for each loss occurrence in excess of the $1 million retention.

Casualty – Commercial Lines – Excess and Primary
•	The Company retains up to the first $1 million of loss for each risk.
•	Reinsurers reimburse the Company up to $6 million per risk, or up to $15 million per risk, for business classified as excess liability for Public Entities, in excess of the $1 million retention.
•
Reinsurers reimburse the Company up to an additional $10 million for awards made in excess of the Company’s policy limits or resulting from extra contractual obligations, after the Company retains the first $500,000.

•
The Company assumes a 20% line under a third party quota share contract for management liability where the maximum exposure to any one loss is limited to $5 million.  The Company’s exposure to loss in excess of policy limits and extra contractual obligations is limited to an additional $5 million any one loss and $15 million for all such loss occurring during the treaty period.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excess Workers Compensation
•	The Company retains 10% of the difference between $2 million and the insured’s self-insured retention, up to $175,000 of loss per claim, per occurrence based on a minimum SIR of 250,000.
•
Reinsurers reimburse the Company 90% of the difference between $2 million and the insured’s self-insured retention, up to $1.575 million per claim, per occurrence after an annual aggregate deductible is met.  The minimum annual aggregate deductible is $4,935,000.

•	Reinsurers reimburse the Company 100% of $8 million per claim, per occurrence in excess of the $2 million underlying structure.

Marine
•	The Company retains up to $1 million of loss for each hull and each marine liability risk.
•	Reinsurers reimburse the Company up to $4 million for each hull and each marine liability risk in excess of the $1 million retention.
•	Reinsurers reimburse the Company up to an additional $1 million for a loss event involving both marine hull and liability or a loss event involving more than one risk.

Property
•	The Company retains up to $1 million of loss for each property risk.
•	Reinsurers reimburse the Company up to $9 million for each property risk in excess of the $1 million retention after an annual aggregate deductible of $1 million is met.
•	Individual facultative reinsurance is purchased for any property risk with limits in excess of $10 million.
•	The Company retains the first $4 million of net property catastrophe loss plus 50% of the next $6 million of net property catastrophe loss (up to $7 million) per loss occurrence.
•
Reinsurers reimburse the Company up to $58 million of net property catastrophe loss, per occurrence in excess of the $7 million retention, subject to an aggregate limit of $116 million for all property catastrophe losses occurring during the treaty period.

     Surety
•	The Company retains up to $2.5 million for each bond under a variable quota share agreement.
•	Reinsurers reimburse the Company up to $7.5 million for each bond under a variable quota share agreement.
•	The Company assumes a 5% line under a third party quota share agreement where the maximum exposure to any one loss is limited to $2 million.

Workers Compensation
•	The Company retains up to $1 million of loss per occurrence.
•
Reinsurers reimburse the Company up to $9 million of loss for each claimant and $99 million for all claimants involved in any one loss occurrence, subject to an aggregate limit of $198 million for the annual period.  For terrorism the Company can recover an additional $30 million in loss in excess of the $100 million underlying reinsurance structure.

•
The Company assumes a 65% line under a third party quota share agreement where the maximum exposure to any one loss occurrence is limited to $1 million.  The quota share contract is protected by inuring excess of loss reinsurance up to $20 million per claim or per occurrence.

Reconciliations of direct to net premiums, on a written and earned basis, for 2011, 2010, and 2009 are as follows (in thousands):

	2011		2010		2009
	Written	Earned	Written	Earned	Written	Earned
Direct	$876,014	$846,402	$782,009	$758,890	$678,380	$637,043
Assumed	28,012	23,459	19,892	16,341	10,307	7,815
Ceded	(127,773)	(122,226)	(108,302)	(115,391)	(108,669)	(105,256)
Net	$776,253	$747,635	$693,599	$659,840	$580,018	$539,602

One reinsurer, with an A.M. Best financial strength rating of “A” (Excellent), accounts for 9.3% of ceded premiums in 2011.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. DEBT

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”).  The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of its Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger.  The revolving credit facility includes a letter of credit facility with a sublimit.  The total amount of credit available under the revolving credit facility is $35.0 million, which may include up to $15 million in letters of credit.  As of December 31, 2011, the outstanding balance on its term loan facility was $23.9 million.  The Company had a $4.5 million outstanding balance on its revolving credit facility as of December 31, 2011, and $0.5 million in letters of credit had been issued as of December 31, 2011.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.  At December 31, 2010, the Company had an outstanding balance of $37.8 million on its term loan and a zero outstanding balance on its revolving credit facility.  There was $0.5 million in letters of credit that had been issued as of December 31, 2010.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate.  The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin.  The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio.  In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities.  At December 31, 2011, the interest rate on the Company’s term loan was 5.70%, which consisted of a fixed rate of 3.95%, as described in Note 7 ~ Derivative Instruments, plus an applicable margin of 1.75%.

The debt financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.”  As of December 31, 2011, the Company was in compliance with these debt covenants.

During the second quarter of 2011, several of the Company's insurance subsidiaries (Star, Williamsburg, and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis, providing a source of liquidity. The aggregate investment of approximately $0.5 million by these subsidiaries provides the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased. As of December 31, 2011, based on the subsidiaries’ common stock investment, the Company had the borrowing capacity of up to approximately $10 million from the FHLBI. As of December 31, 2011, the Company did not have any borrowings outstanding from the FHLBI.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at December 31, 2011 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.63%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.45%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.71%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	4.13%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.53%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.56%	10,000
					Total	$80,930

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

7. DERIVATIVE INSTRUMENTS

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at December 31, 2011

4/23/2008	6/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	$10,000
4/29/2008	4/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
7/31/2008	7/31/2013	Term loan (1)	Three-month LIBOR	3.950%	23,875
8/15/2008	8/15/2013	Junior subordinated debentures (2)	Three-month LIBOR	3.780%	10,000
9/4/2008	9/4/2013	Junior subordinated debentures (2)	Three-month LIBOR	3.790%	15,000
9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In relation to the above interest rate swaps, the net interest expense incurred for the year ended December 31, 2011, 2010, and 2009 was approximately $3.7 million, $4.4 million, and $4.1 million, respectively.

As of December 31, 2011 and 2010, the total fair value of the interest rate swaps was an unrealized loss of $5.0 million and $5.9 million.  At December 31, 2011 and 2010, accumulated other comprehensive income included accumulated loss on the cash flow hedge, net of taxes, of approximately $3.3 million and $3.9 million, respectively.

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

8. REGULATORY MATTERS AND RATING ISSUES

A significant portion of the Company’s consolidated assets represents assets of its Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is limited by regulatory guidelines.  These guidelines specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months.  Using these criteria, the ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2011 is $43.8 million without prior regulatory approval. Of this $43.8 million, ordinary dividend available of $22.6 million have been declared and paid as of December 31, 2011. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $111.9 million of extraordinary dividends in 2011, subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income.  Total ordinary dividends paid from the Company’s Insurance Company Subsidiaries to its holding company were $22.6 million and $42.0 million in 2011 and 2010, respectively.

Summarized 20110 and 2010 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, is as follows (in thousands):

2011:	Star	Savers	Williamsburg	Ameritrust	Century	PIC
Statutory capital and surplus	$229,142	$43,419	$21,293	$20,081	$156,232	$35,686
RBC authorized control level	$64,266	$11,407	$5,921	$5,095	$33,756	$8,254
Statutory net income	$25,763	$4,992	$2,275	$2,298	$12,363	$2,467

2010:	Star	Savers	Williamsburg	Ameritrust	Century	PIC
Statutory capital and surplus	$226,352	$45,065	$23,021	$20,577	$144,141	$32,924
RBC authorized control level	$54,391	$9,723	$5,031	$4,314	$28,801	$7,031
Statutory net income	$28,571	$6,840	$3,304	$3,057	$15,711	$3,422

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies.  The Company’s targeted maximum leverage ratios for gross and net written premium to statutory surplus are 2.75 to 1.0 and 2.25 to 1.0, respectively.  As of December 31, 2011, on a statutory consolidated basis, the gross and net premium leverage ratios were 2.3 to 1.0 and 2.0 to 1.0, respectively.

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

The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital, defined as the total of its statutory capital, and surplus to its risk-based capital requirement. Risk-based capital requirements are determined by applying varying factors to asset, premium and reserve items. The factor is higher for those items that have a greater inherent risk, and lower for those items of lesser risk.

At December 31, 2011, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required.  At December 31, 2011 and 2010, the Company’s consolidated statutory surplus was $385.4 million and $370.5 million, respectively.  For the years ended December 31, 2011, 2010, and 2009, the Company’s consolidated statutory net income was $37.3 million, $48.3 million, and $48.7 million, respectively.

The Company’s Insurance Company Subsidiaries are required to maintain certain deposits with regulatory authorities, which totaled $220.3 million and $118.2 million at December 31, 2011 and 2010, respectively.

The Company’s current financial strength rating from A.M. Best is “A−” (Excellent) for its Insurance Company Subsidiaries. A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders.

9. DEFERRED POLICY ACQUISITION COSTS

The following table reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Balance, beginning of period	$78,755	$68,787	$56,454

Acquisition costs deferred	149,323	134,529	114,103
Amortized to expense during the period	(142,415)	(124,561)	(101,770)
Balance, end of period	$85,663	$78,755	$68,787

The Company reduces deferred policy acquisition costs for premium deficiencies. There were no premium deficiencies at December 31, 2011, 2010, and 2009.

10. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Current tax expense	$12,223	$28,252	$18,036
Deferred tax expense (benefit)	258	(4,435)	3,285
Total provision for income tax expense	$12,481	$23,817	$21,321

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the Company’s tax provision on income from operations to the U.S. federal income tax rate of 35% is as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Tax provision at statutory rate	$18,807	$28,281	$25,588
Tax effect of:
Tax exempt interest	(5,409)	(5,266)	(5,145)
Deferred tax asset valuation allowance	(260)	(2,619)	710
Deferred and other tax asset adjustments	(903)	2,887	—
State income taxes, net of federal benefit	422	569	291
Other, net	(176)	(35)	(123)
Federal and state income tax expense	$12,481	$23,817	$21,321
Effective tax expense rate	23.2%	29.5%	29.2%

At December 31, 2011 and 2010, the current taxes receivable were $5.9 million and $1.9 million, respectively.

Deferred federal income taxes reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The components of deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred Tax Assets:
Unpaid losses and loss adjustment expenses	$34,826	$31,876
Unearned premium reserves	24,731	22,731
Other than temporary impairment losses on investments and purchase accounting adjustments	8,504	9,924
Other, net	2,561	4,201
Total deferred tax assets	70,622	68,732

Deferred Tax Liabilities:
Unrealized loss/gains on investments	(36,074)	(18,428)
Deferred policy acquisition costs	(29,982)	(27,564)
Goodwill	(6,448)	(5,635)
Amortization of intangible assets	(4,810)	(5,883)
Total deferred tax liabilities	(77,314)	(57,510)

Net deferred tax (liabilities) assets before valuation allowance	(6,692)	11,222
Valuation allowance	(5,680)	(5,653)
Net deferred tax (liabilities) assets	$(12,372)	$5,569

Realization of the deferred tax asset shown above is dependent upon generating sufficient taxable income to absorb the applicable reversing temporary differences.  A valuation allowance is established if, based upon certain facts and circumstances, management believes some or all of certain tax assets will not be realized.  At December 31, 2011 and 2010, the Company had a valuation allowance of $5.7 million related to unrealized losses on securities and other than temporary impairments that, upon realization, could not be offset by past or future capital gains.  During 2011, the valuation allowance increased by $27,000 and $287,000, and was recorded as a reduction to other comprehensive income.  This reduction was offset by $260,000 recorded through the statement of operations.  During 2010, the valuation allowance decreased by $3,028,000, of which $409,000 was recorded through other comprehensive income.  The remaining $2,619,000 was recorded through the statement of operations. Management periodically evaluates the adequacy of the valuation allowances, taking into account open tax positions, tax assessments received and tax law changes.  This evaluation involves the use of estimates and a high degree of management judgment.  Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities and reserves.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2011 and 2010, the Company did not have any unrecognized tax benefits.  Interest costs and penalties related to income taxes are classified as interest expense and other administrative expenses, respectively.  As of December 31, 2011 and December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  Tax returns for all years after 2005 are subject to future examination by tax authorities.

11. VARIABLE COMPENSATION

Stock Options

The Company has the ability to issue stock options pursuant to its 2002 Amended and Restated Stock Option Plan (the “Plan”).  Currently, the Plan has either five or ten-year option terms and are exercisable and vest in equal increments over the option term.  The Company has not issued any new stock options to employees since 2003.  As of December 31, 2011 and 2010, the Company had no options outstanding.

Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. The Company recorded approximately $391,000 and $526,000 of restricted stock awards compensation expense for the year ended December 31, 2011 and 2010, respectively.  The total compensation cost related to the nonvested portion of the awards that have not been recognized as of December 31, 2011 and 2010 were $796,000 and $902,000, respectively.

On February 23, 2011, the Company issued 1,500 non-restricted stock awards to each outside member of the Board of Directors, which vested immediately. The Company recorded $150,000 of non-restricted stock awards compensation expense for the year ended December 31, 2011.  No non-restricted stock awards were issued to the directors in 2010.

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

With the ProCentury merger, the Company’s Compensation Committee and its Board of Directors determined that the Company’s opportunity for successfully integrating the ProCentury merger would be heightened and shareholder value increased, if all participants were in the same equity-based plan beginning in 2009.  As a result, its Compensation Committee approved the termination of the Company’s 2007-2009 LTIP effective December 31, 2008 and established a new plan for 2009-2011 based on new performance targets.  Based on this amendment, the LTIP participants would receive their award based on a two-year performance period, rather than a three-year period.  Therefore, the total award would be approximately two-thirds of the original three-year award.  There were no accounting adjustments as a result of the amendment as there were no changes to the underlying plan, only an adjustment to the performance period.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2008, the Company achieved its specified financial goals for the 2007-2008 plan years.  On February 13, 2009, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved the distribution of the LTIP award for the 2007-2008 plan years, which included both a cash and stock award.  The total cash distribution was $1.6 million, of which approximately $530,000 was paid out in 2009 with the remainder to be paid out evenly in 2010 and 2011.  The stock portion of the LTIP award was $1.6 million, which resulted in the issuance of 161,686 shares of the Company’s common stock.  Of the 161,686 shares issued, 55,968 shares were retired for payment of the participant’s associated withholding taxes related to the compensation recognized by the participant.  The stock portion of the award was fully expensed as of December 31, 2008.  The cash portion of the award was expensed over a four-year period.  In addition, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved new performance targets for the 2009-2011 plan years.  The Company began accruing for the LTIP payout for the 2009-2011 plan years as of March 31, 2009.

At December 31, 2011, there was nothing accrued for the 2009-2011 plan years as the performance targets were not met.  At December 31, 2010, for all plan years under the LTIP the Company had approximately $1.7 million and approximately $2.0 million accrued for the cash and stock award, respectively.  The stock portion for the 2007-2008 plan years was fully expensed as of December 31, 2008 and the cash portion fully expensed as of December 31, 2010.  Shares related to the Company’s LTIP included in diluted earnings per share were zero and 309,757 for the years ended December 31, 2011 and 2010, respectively.

Deferred Compensation Plan

The Company maintains an Executive Nonqualified Excess Plan (the “Excess Plan”).  The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code.  The Company maintains the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan.  The Excess Plan is funded solely by the participating employees and maintained primarily for the purpose of providing deferred compensation benefits for eligible employees.  At December 31, 2011 and 2010, the Company had $2.1 million and $1.9 million accrued for the Excess Plan, respectively.

12. SHAREHOLDERS’ EQUITY

At December 31, 2011, shareholders’ equity was $592.4 million, or a book value of $11.60 per common share, compared to $547.1 million, or a book value of $10.28 per common share, at December 31, 2010.

At the Company’s regularly scheduled board meeting on February 12, 2010, its Board of Directors authorized management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.  For the year ended December 31, 2011, the Company purchased and retired 2.2 million shares of common stock for a total cost of approximately $20.4 million.  For the year ended December 31, 2010, the Company purchased and retired 2.5 million shares of common stock for a total cost of approximately $19.6 million.

On October 28, 2011, the Company’s Board of Directors approved a Share Repurchase Plan authorizing management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.  This Share Repurchase Plan replaced the existing plan, which was previously authorized in February 2010.

For the years ended December 31, 2011 and 2010, cash dividends paid to common shareholders totaled $8.9 million and $7.0 million, respectively.  On February 9, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.05 per common share.  The dividend is payable on April 5, 2012, to shareholders of record as of March 21, 2012.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. EARNINGS PER SHARE

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2011	2010	2009

Net income, as reported	$43,611	$59,721	$52,650

Common shares:
Basic
Weighted average shares outstanding	52,404,377	53,979,374	57,248,497

Diluted
Weighted average shares outstanding	52,404,377	53,979,374	57,248,497
Dilutive effect of:
Share awards under long term incentive plan	-	309,757	164,894
Total	52,404,377	54,289,131	57,413,391

Net income per common share
Basic	$0.83	$1.11	$0.92
Diluted	$0.83	$1.10	$0.92

14. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In 2011, the FASB issued ASU 2011-8, which amended guidance on testing goodwill for impairment. The amended guidance introduced an optional qualitative assessment for testing goodwill for impairment that may allow companies to skip the annual two-step test. Under the new guidance, the Company is still required to test goodwill for impairment annually, and more frequently if indicators of impairment exist. The new guidance continues to require companies to compare the fair value of a reporting unit to its carrying amount; however, management is able to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If that is the case, the Company would have to perform the annual two-step impairment test described below.

The Company adopted the amended guidance on testing goodwill for impairment during 2011, selecting October 1st as the evaluation date. As part of the analysis, management evaluated the impact of events and circumstances, including both positive and negative evidence, that have occurred since the last annual goodwill impairment test date of October 1, 2010. This evaluation is a subjective process and involves the consideration of performance since the last testing date, changes in carrying value, identifying and assessing changes in key drivers of enterprise value (both internal and external factors). Based on this qualitative assessment, management concluded that there was no goodwill impairment during 2011. Accordingly, no two-step impairment test was performed during 2011.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2011, the Company acquired the business of a Michigan-based agency, which increased goodwill attributed to the Agency Operations reporting unit. There were no other changes to goodwill during the year. The following summarizes the carrying amount of goodwill for the year ended December 31, 2011 (in thousands):

	Agency Operations	Specialty Insurance Operations	Total
Balance at January 1, 2011	$3,445	$115,397	$118,842
Balance at December 31, 2011	$5,395	$115,397	$120,792

In addition, the Company determined there were no triggering events that would indicate any potential goodwill impairment, as of December 31, 2011. The Company did not record any impairment losses in relation to its existing goodwill during 2011, 2010, or 2009.

Other Intangible Assets

At December 31, 2011 and 2010, the Company had other intangible assets, net of related accumulated amortization, of $34.5 million ($59.8 million gross) and $36.6 million ($57.1 million gross), respectively, recorded within the consolidated balance sheets.

Other intangible assets of $29.0 million ($54.3 million gross) had definite lives and were subject to amortization as of December 31, 2011.  The definite lived intangible assets are primarily related to agent relationships ($21.0 million gross carrying value, $17.1 million net) and trade names ($5.0 million gross carrying value, $3.3 million net) acquired during the merger with ProCentury in 2008.  The agent relationships and trade names have estimated useful lives of fifteen years and ten years respectively.

As of December 31, 2011, the Company also had a net intangible asset of $3.2 million ($14.5 gross) related to the USSU acquisition.  The USSU intangible asset has an estimated useful life of eight years.  All other definite lived intangible assets, except those described above, have estimated useful lives of five to fifteen years.

Other intangible assets of $5.5 million had indefinite lives and were not subject to amortization as of December 31, 2011.  The indefinite lived assets are primarily related to an insurance license acquired during the merger with ProCentury in 2008.

Amortization expense related to other intangible assets for 2011, 2010, and 2009, was $5.0 million, $5.0 million, and $5.8 million, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2012	$5,373
2013	4,556
2014	4,058
2015	3,573
2016	2,823
Total amortization expense	$20,383

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. COMMITMENTS AND CONTINGENCIES

The Company has certain operating lease agreements for its offices and equipment. A majority of the Company’s lease agreements contain renewal options and rent escalation clauses.  At December 31, 2011, future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

2012	$3,889
2013	3,389
2014	1,158
2015	829
2016	645
Thereafter	632
Total minimum lease commitments	$10,542

Rent expense for the years ended December 31, 2011, 2010, and 2009 was $4.4 million, $4.5 million, and $4.2 million, respectively.

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers.  Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers.  Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state.  Assessments from insolvency funds were $8.6 million, $5.1 million, and $491,000, for 2011, 2010, and 2009, respectively.  Most of these payments are recoverable through future policy surcharges or premium tax reductions.

The Company’s Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market.  Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage.  These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis.  To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company.  Total assessments paid to all such facilities were $5.0 million, $3.5 million, and $2.7 million for 2011, 2010, and 2009, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
16. RELATED PARTY TRANSACTIONS

At December 31, 2011 and 2010, the Company held a $767,000 and $797,000 note receivable from one of its executive officers, including $106,000 and $136,000 of accrued interest, respectively.  This note arose from a transaction in late 1998 in which the Company loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise.  The note bears interest equal to the rate charged pursuant to the Company’s revolving credit agreement and is due on demand any time after January 1, 2002.  As of December 31, 2011, the rate was 2.33%.  The loan is partially collateralized by 64,718 shares of the Company’s common stock under a stock pledge agreement.  For the years ended December 31, 2011 and 2010, $43,800 and $43,800, respectively, was paid against the loan.  As of December 31, 2011, the cumulative amount that has been paid against this loan was $338,000.

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

17. EMPLOYEE BENEFIT PLANS

Company employees over the age of 20 1/2 who have completed six months of service are eligible for participation in The Meadowbrook, Inc. 401(k) Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan provides for matching contributions and/or profit sharing contributions at the discretion of the Board of Directors of Meadowbrook, Inc.  In 2011, 2010, and 2009, the matching contributions were $1.4 million, $1.3 million, and $1.2 million, respectively.  There were no profit sharing contributions in 2011, 2010, and 2009.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2011 and 2010 (in thousands, except per share and ratio data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011:
Gross premiums written	$224,946	$212,672	$243,291	$223,117
Net premiums written	193,316	185,777	205,448	191,712
Net premiums earned	170,658	181,470	193,587	201,920
Net commissions and fees	8,438	7,897	7,293	8,487
Net investment income	13,572	13,765	13,502	13,683
Net realized gains	812	1,094	363	680
Net losses and loss adjustment expenses	105,262	121,403	128,956	139,730
Policy acquisition and other underwriting expenses	57,438	62,450	64,665	65,091
General selling & administrative expenses	6,244	5,631	5,876	7,024
General corporate expense	1,355	(719)	273	(509)
Amortization expense	1,232	1,206	1,208	1,327
Interest expense	2,172	2,082	2,066	2,027
Net income	15,116	9,939	9,752	8,804
Diluted earnings per share	$0.28	$0.19	$0.19	$0.17
GAAP combined ratio(1)	95.4%	101.3%	100.0%	101.4%

2010:
Gross premiums written	$207,173	$189,821	$204,190	$200,716
Net premiums written	178,776	161,275	179,362	174,186
Net premiums earned	151,441	162,760	171,864	173,775
Net commissions and fees	9,868	7,135	9,869	7,367
Net investment income	13,029	13,454	13,715	13,975
Net realized (losses) gains	(134)	292	283	1,376
Net losses and loss adjustment expenses	87,480	99,212	105,939	107,019
Policy acquisition and other underwriting expenses	51,879	57,370	59,013	58,769
General selling & administrative expenses	5,906	5,321	5,881	5,386
General corporate expense	1,977	1,269	1,163	1,259
Amortization expense	1,401	1,121	1,235	1,209
Interest expense	2,443	2,411	2,405	2,199
Net income	16,434	12,861	15,036	15,390
Diluted earnings per share	$0.30	$0.24	$0.28	$0.29
GAAP combined ratio(1)	92.1%	96.2%	95.9%	95.4%

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

Schedule I
Meadowbrook Insurance Group, Inc.
Summary of investments - other than investments in related parties
As of December 31, 2011
(in thousands)

	Cost or Amortized Cost	Estimated Fair Value	Amount at Which Shown on the Balance Sheet
Debt Securities:
US Government and agencies	$20,510	$22,366	$22,366
Obligations of states and political subs	556,265	606,002	606,002
Corporate securities	469,770	509,069	509,069
Redeemable preferred stocks	1,924	2,254	2,254
Residential mortgage-backed securities	152,719	163,985	163,985
Commercial mortgage-backed securities	37,191	39,528	39,528
Asset-backed securities	14,396	15,545	15,545
Total debt securities available for sale	1,252,775	1,358,749	1,358,749

Equity Securities:
Perpetual preferred stock	10,413	12,147	12,147
Common stock	14,763	15,027	15,027
Total equity securities available for sale	25,176	27,174	27,174
Total securities available for sale	$1,277,951	$1,385,923	$1,385,923

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
BALANCE SHEET

	December 31,
	2011	2010
	(In thousands)
ASSETS
Investment in subsidiaries	$693,270	$633,155
Cash and cash equivalents	111	17,429
Goodwill	62,328	62,328
Other assets	46,151	42,502
Total assets	$801,860	$755,414

LIABILITIES
Other liabilities	26,407	18,702
Payable to subsidiaries	98,720	95,931
Debt	28,375	37,750
Debentures	55,930	55,930
Total liabilities	209,432	208,313
SHAREHOLDERS' EQUITY
Common stock	520	520
Additional paid-in capital	279,005	292,705
Retained earnings	245,816	219,298
Note receivable from officer	(767)	(797)
Accumulated other comprehensive loss	67,854	35,375
Total shareholders' equity	592,428	547,101
Total liabilities and shareholders' equity	$801,860	$755,414

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
INCOME STATEMENT

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Revenue	$1,970	$1,955	$2,011
Operating expenses:
Interest expense	6,604	7,808	8,968
Other expenses	2,489	6,980	7,250
Total operating expenses	9,093	14,788	16,218

Loss before income taxes and subsidiary equity	(7,123)	(12,833)	(14,207)
Federal and state income tax (benefit) expense	(3,645)	5,603	(8,095)
Loss before subsidiary equity earnings	(3,478)	(18,436)	(6,112)
Subsidiary equity earnings	47,089	78,157	58,762
Net income	$43,611	$59,721	$52,650

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$43,611	$59,721	$52,650
Other comprehensive income, net of tax:
Unrealized gains on securities	34,786	10,227	26,951
Unrealized (losses) gains in affiliates and unconsolidated subsidiaries	(23)	158	-
Increase (decrease) on non-credit other-than-temporary impairments on securities	17	941	(178)
Net deferred derivative gains (losses) - hedging activity	578	(3)	1,958
Less: reclassification adjustment for investment (gains) losses included in net income	(2,879)	(1,728)	398
Other comprehensive income	32,479	9,595	29,129
Comprehensive income	$76,090	$69,316	$81,779

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Net cash provided by operating activities:	$1,848	$39,152	$4,205

Cash Flow from Investing Activities:
Dividends from subsidiaries	19,500	15,379	27,179
Other investing activities	-	-	(174)
Net cash provided by investing activities	19,500	15,379	27,005

Cash Flow from Financing Activities:
Proceeds from borrowings	4,500	-	-
Principal payments on borrowings	(13,875)	(12,125)	(10,375)
Dividends paid on common stock	(8,889)	(7,007)	(5,162)
Share repurchases of cmmon stock	(20,441)	(20,726)	(12,790)
Payroll taxes associated with long-term incentive plan stock issuance	9	(35)	(330)
Other financing activities	30	28	27
Net cash used in financing activities	(38,666)	(39,865)	(28,630)

(Decrease) increase in cash and cash equivalents	(17,318)	14,666	2,581
Cash and cash equivalents, beginning of year	17,429	2,763	182
Cash and cash equivalents, end of year	$111	$17,429	$2,763

Supplemental Disclosure for Non-cash Investing and Financing Activities
Share-based employee compensation	$535	$531	$-

Schedule IV
Meadowbrook Insurance Group, Inc.
Reinsurance
For the Years Ended December 31, 2011, 2010, and 2009
(in thousands)

		Ceded	Assumed		Percentage
	Gross	to other	from other	Net	of amount
Property and Liability Insurance	amount	companies	companies	amount	assumed to net
2011	$846,402	$122,226	$23,459	$747,635	3.14%
2010	$758,890	$115,391	$16,341	$659,840	2.48%
2009	$637,043	$105,256	$7,815	$539,602	1.45%

Schedule V
Meadowbrook Insurance Group, Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2011, 2010, and 2009
(in thousands)

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	beginning of	costs and	other	from allowance	end of
Allowance for doubtful accounts	period	expense	accounts	account	period
2011	$3,015	$3,712	-	$2,823	$3,904
2010	$3,446	$2,431	-	$2,862	$3,015
2009	$2,945	$1,740	-	$1,239	$3,446

Schedule VI
Meadowbrook Insurance Group, Inc.
Supplemental Information Concerning Property and Casualty Insurance Operations
For the Years Ended December 31, 2011, 2010, and 2009
(in thousands)

	Deferred	Reserves for	Discount, if
	Policy	Losses and Loss	any, deducted		Net	Net
	Acquisition	Adjustment	from previous	Unearned	Premiums	Investment
Affiliation with Registrant	Costs	Expenses (2)	column (1)	Premiums (2)	Earned	Income
(a) Consolidated Property and
Casualty Subsidiaries
2011	$85,663	$1,194,977	$-	$386,750	$747,635	$54,125
2010	$78,755	$1,065,056	$-	$352,585	$659,840	$53,768
2009	$68,787	$949,177	$-	$325,915	$539,602	$49,910

			Amortization
			of deferred	Paid losses
	Losses and loss		policy	and loss	Net
	adjustment expense		acquisition	adjustment	Premiums
	Current Year	Prior Years	expenses	expenses	Written

2011	$488,040	$7,311	$142,415	$400,460	$776,253
2010	$430,653	$(31,003)	$124,561	$297,824	$693,599
2009	$356,096	$(28,670)	$101,770	$270,381	$580,018

(1) The Company does not employ any discounting techniques.
(2) Reserves for losses and loss adjustment expenses are shown gross of $315.9 million, $280.9 million, and $266.8 million of reinsurance recoverable on unpaid losses in 2011, 2010, and 2009 respectively.  Unearned premiums are shown gross of ceded unearned premiums of
$33.8 million, $28.2 million, and $35.3 million in 2011, 2010, and 2009 respectively.

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX

Exhibit No.	Description	Filing Basis

3.1	Amended and Restated Articles of Incorporation of the Company.	(11)

3.2	Amended and Restated Bylaws of the Company.	(12)

4.1	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(5)

4.2	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc. and LaSalle Bank National Association, dated as of September 16, 2005 .	(7)

4.3	Indenture, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut.	(17)

4.4	Amended and Restated Declaration of Trust, dated as of December 4, 2002, by and among State Street Bank and Trust Company of Connecticut, and ProFinance Holdings Corporation.	(17)

4.5	Guarantee Agreement, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut.	(17)

4.6	Indenture, dated as of May 16, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association.	(17)

4.7	Amended and Restated Declaration of Trust, dated as of May 16, 2003, by and among U.S. Bank National Association, and ProFinance Holdings Corporation.	(17)

4.8	Guarantee Agreement, dated as of May 16, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association.	(17)

10.1	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994.	(1)

10.2	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement.	(2)

10.3	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan.	(4)

10.4	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust I, and Dekania CDO I, Ltd., dated September 30, 2003.	(3)

10.5	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees Named Herein, dated September 30, 2003.	(3)

10.6	Guaranty Agreement between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(3)

10.7	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan.	(5)

10.8	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004.	(5)

10.9	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated May 26, 2004.	(5)

10.10
Loan Agreement by and between Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Star Insurance Company, Williamsburg National Insurance Company, Meadowbrook Insurance Group, Inc., Century Surety Company, Pro Century Insurance Company, Pro Century Risk Partners Insurance Company, and Meadowbrook, Inc., dated December 1, 2011.

10.11	Form of Nonqualified Stock Option Agreement under the Meadowbrook Insurance Group, Inc., Stock Option Plan, dated February 21, 2003.	(6)

10.12	Lease Agreement between Meadowbrook Insurance Group, Inc. and Meadowbrook, Inc., dated December 6, 2004.	(6)

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX – (Continued)

Exhibit No.	Description	Filing Basis

10.13	Master Lease Agreement between LaSalle National Leasing Corporation and Meadowbrook Insurance Group, Inc., dated December 30, 2004.	(6)

10.14	Promissory Note between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)

10.15	Commercial Mortgage between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)

10.16	Assignment of Leases and Rents between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)

10.17	Amendment to Demand Note Addendum among the Company and Robert S. Cubbin and Kathleen D. Cubbin, dated February 17, 2005.	(6)

10.18	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust II, and Merrill Lynch International, dated as of September 16, 2005.	(7)

10.19	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., LaSalle Bank National Association, Christiana Bank & Trust Company, and The Administrative Trustees Named Herein, dated as of September 16, 2005.	(7)

10.20	Guarantee Agreement between Meadowbrook Insurance Group, Inc., and LaSalle Bank National Association, dated as of September 16, 2005.	(7)

10.21	Convertible Note between Meadowbrook Insurance Group, Inc. and Renaissance Insurance Group, LLC, dated December 20, 2005.	(8)

10.22	Executive Nonqualified Excess Plan, Plan Document, effective May 1, 2006.	(9)

10.23	Executive Nonqualified Excess Plan Adoption Agreement, effective May 1, 2006.	(9)

10.24	Executive Nonqualified Excess Plan, Rabbi Trust Agreement, between Meadowbrook, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company, dated March 30, 2006.	(10)

10.25	Credit Agreement, dated July 31, 2008, between Meadowbrook Insurance Group, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, KeyBank National Association, JPMorgan Chase Bank, N.A. and RBS Citizens N.A., as Co-Syndication Agents, the other lenders party hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.	(13)

10.26	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One.	(13)

10.27	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and RBS Citizens, National Association, D/B/A Charter One.	(13)

10.28	Revolving Credit Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company.	(13)

10.29	Term Note, dated July 31, 2008, between Meadowbrook Insurance Group, Inc. and The PrivateBank and Trust Company.	(13)

10.30	Amended and Restated Executive Employment Agreement, dated July 31, 2008, by and between ProCentury Corporation and Christopher J. Timm.	(14)

10.31	Consulting Agreement, dated October 1, 2008, by and among Meadowbrook Insurance Group, Inc., Meadowbrook, Inc., and Merton J. Segal.	(15)

10.32	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2009.	(16)

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX – (Continued)

Exhibit No.	Description	Filing Basis

10.33	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2009.	(16)

10.34	Form of senior executive Employment Agreement by and between the Company and Karen M. Spaun, Stephen Belden, Archie McIntyre, James M. Mahoney, and Robert C. Spring, dated January 1, 2009.	(16)

10.35	First Amendment to the Company’s Long Term Incentive Plan, dated December 30, 2008.	(16)

10.36	2009 Equity Compensation Plan	(18)

10.37	Form of Restricted Stock Agreement in connection with restricted stock awards granted to Robert S. Cubbin, Karen M. Spaun, Michael G. Costello, Stephen A. Belden, James M. Mahoney, Christopher J. Timm, and Archie S. McIntyre.	(19)

10.38	Advances, Pledge and Security Agreement between Star Insurance Company and the Federal Home Loan Bank of Indianapolis, dated May 4, 2011.

10.39	Management Services Agreement by and between Meadowbrook Insurance Group, Inc., Star Insurance Company, Williamsburg National Insurance Company, Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Century Surety Company, ProCentury Insurance Company, ProCentury Risk Partners Insurance Company, and Meadowbrook, Inc., dated July 1, 2011.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Chief Financial Officer of the Corporation.

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(3)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2003.

(4)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2004 Proxy Statement.

(5)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2004.

(6)	Filed as Exhibit to Form 10-K for the year ending December 31, 2004.

(7)	Filed as Exhibit to Current Report on Form 8-K filed on September 22, 2005.

(8)	Filed as Exhibit to Form 10-K for the year ending December 31, 2005.

(9)	Filed as Exhibit to Current Report on Form 8-K filed on May 31, 2006.

(10)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2006.

(11)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2007.

(12)	Filed as Exhibit to Form 10-K for the year ending December 31, 2007.

(13)	Filed as Exhibit to Current Report on Form 8-K filed on July 31, 2008.

(14)	Filed as Exhibit to Current Report on Form 8-K as filed by ProCentury Corporation on July 31, 2008.

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX – (Continued)

(15)	Filed as Exhibit to Current Report on Form 8-K filed on September 8, 2008.

(16)	Filed as Exhibit to Current Report on Form 8-K filed on January 7, 2009.

(17)	Incorporated by reference to ProCentury Corporation’s Registration Statement on Form S-1, as amended.

(18)	Incorporated by reference from Appendix A to Schedule 14A filed on April 8, 2009.

(19)	Filed as Exhibit to Current Report on Form 8-K filed on March 1, 2010

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

Dated: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

**	Chairman and Director	March 15, 2012
Merton J. Segal

/s/ Robert S. Cubbin	President, Chief Executive Officer and Director	March 15, 2012
Robert S. Cubbin	(Principal Executive Officer)

**	Director	March 15, 2012
Hugh W. Greenberg

**	Director	March 15, 2012
Florine Mark

**	Director	March 15, 2012
Robert H. Naftaly

**	Director	March 15, 2012
David K. Page

**	Director	March 15, 2012
Robert W. Sturgis

**	Director	March 15, 2012
Bruce E. Thal

**	Director	March 15, 2012
Herbert Tyner

**	Director	March 15, 2012
Jeffrey A. Maffett

**	Director	March 15, 2012
Robert F. Fix

**By:	/s/ Robert S. Cubbin
Robert S. Cubbin,
Attorney-in-fact