Form 10-Q
period 2012-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2012-05-10
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

Commission File Number 1-14094

Meadowbrook Insurance Group, Inc.
(Exact name of Registrant as specified in its charter)

Michigan 38-2626206	38-2626206
(State of Incorporation)	(IRS Employer Identification No.)

26255 American Drive, Southfield, Michigan  48034
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 2, 2012, was 50,513,311.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31

		As Adjusted
	2012	2011
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$227,447	$200,686
Ceded	(34,632)	(30,028)
Net earned premiums	192,815	170,658
Net commissions and fees	8,965	8,438
Net investment income	13,732	13,572
Realized gains (losses):
Total other-than-temporary impairments on securities	-	(84)
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	(84)
Net realized gains excluding other-than-temporary impairments on securities	732	896
Net realized gains	732	812
Total revenues	216,244	193,480

Expenses
Losses and loss adjustment expenses	161,519	128,723
Reinsurance recoveries	(28,772)	(23,461)
Net losses and loss adjustment expenses	132,747	105,262
Policy acquisition and other underwriting expenses	63,113	58,158
General, selling and administrative expenses	6,339	6,244
General corporate expenses	1,373	1,355
Amortization expense	1,416	1,232
Interest expense	1,977	2,172
Total expenses	206,965	174,423
Income before taxes and equity earnings	9,279	19,057
Federal and state income tax expense	1,855	5,459
Equity earnings of affiliates, net of tax	688	1,073
Equity losses of unconsolidated subsidiaries, net of tax	(8)	(23)
Net income	$8,104	$14,648

Earnings Per Share
Basic	$0.16	$0.28
Diluted	$0.16	$0.27

Weighted average number of common shares
Basic	50,915,145	53,252,007
Diluted	50,921,465	53,527,022

Dividends paid per common share	$0.05	$0.04

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31

		As Adjusted
	2012	2011
	(Unaudited)
	(In thousands)
Net income	$8,104	$14,648
Other comprehensive income, net of tax:
Unrealized loss on securities	(168)	(2,380)
Unrealized gains (losses) in affiliates and unconsolidated subsidiaries	149	(51)
Increase on non-credit other-than-temporary impairments on securities	258	316
Net deferred derivative gains - hedging activity	300	666
Less reclassification adjustment for investment gains included in net income	(711)	(810)
Other comprehensive losses	(172)	(2,259)
Comprehensive income	$7,932	$12,389

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

		As Adjusted
	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,333,436 and $1,252,775)	$1,437,157	$1,358,749
Equity securities available for sale, at fair value (cost of $24,959 and $25,176)	27,883	27,174
Cash and cash equivalents	77,170	101,757
Accrued investment income	14,371	13,757
Premiums and agent balances receivable, net	198,605	183,160
Reinsurance recoverable on:
Paid losses	12,911	9,870
Unpaid losses	330,558	315,884
Prepaid reinsurance premiums	38,103	33,754
Deferred policy acquisition costs	79,703	74,467
Goodwill	120,792	120,792
Other intangible assets	34,268	34,483
Other assets	94,728	96,251
Total assets	$2,466,249	$2,370,098

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,235,211	$1,194,977
Unearned premiums	417,258	386,750
Debt	49,688	28,375
Debentures	80,930	80,930
Accounts payable and accrued expenses	41,599	38,716
Funds held and reinsurance balances payable	27,547	25,903
Payable to insurance companies	3,414	4,321
Deferred income taxes, net	7,571	8,453
Other liabilities	17,312	16,522
Total liabilities	1,880,530	1,784,947

Shareholders' Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 50,513,311 and 51,050,204 shares issued and outstanding	512	520
Additional paid-in capital	276,101	279,005
Retained earnings	242,183	238,539
Note receivable from officer	(759)	(767)
Accumulated other comprehensive income	67,682	67,854
Total shareholders' equity	585,719	585,151
Total liabilities and shareholders' equity	$2,466,249	$2,370,098

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited, In thousands)
Balances December 31, 2011 (As previously reported)	$520	$279,005	$245,816	$(767)	$67,854	$592,428
Cumulative effect of adjustment resulting from adoption of new accounting guidance	-	-	(7,277)	-	-	(7,277)
As Adjusted Balance December 31, 2011	$520	$279,005	$238,539	$(767)	$67,854	$585,151
Net income	-	-	8,104	-	-	8,104
Dividends declared	-	-	(2,532)	-	-	(2,532)
Change in unrealized on gain or loss available for sale securities, net of tax	-	-	-	-	(862)	(862)
Change in valuation allowance on deferred tax assets	-	-	-	-	241	241
Net deferred derivative gain - hedging activity	-	-	-	-	300	300
Stock award	-	109	-	-	-	109
Long term incentive plan; stock award for 2012 plan years	-	53	-	-	-	53
Change in investment of affiliates, net of tax	-	-	-	-	162	162
Change in investment of unconsolidated subsidiaries	-	-	-	-	(13)	(13)
Repurchase of 530,000 shares of common stock	(8)	(3,066)	(1,928)	-	-	(5,002)
Note receivable from officer	-	-	-	8	-	8
Balances March 31, 2012	$512	$276,101	$242,183	$(759)	$67,682	$585,719

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31

		As Adjusted
	2012	2011
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$8,104	$14,648
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	1,416	1,232
Amortization of deferred debenture issuance costs	31	31
Depreciation of furniture, equipment, and building	1,400	1,291
Net amortization of discount and premiums on bonds	1,467	816
Gain on sale of investments, net	(711)	(810)
Gain on sale of fixed assets	(21)	(22)
Long-term incentive plan expense (benefit)	53	(147)
Stock award	109	276
Equity earnings of affiliates, net of taxes	(688)	(1,073)
Equity losses of unconsolidated subsidiaries, net of tax	8	23
Deferred income tax (benefit) expense	(427)	153
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(15,445)	(16,593)
Reinsurance recoverable on paid and unpaid losses	(17,715)	(9,545)
Prepaid reinsurance premiums	(4,349)	(1,602)
Deferred policy acquisition costs	(5,236)	(4,979)
Other assets	(2,661)	311
Increase (decrease) in:
Losses and loss adjustment expenses	40,234	26,893
Unearned premiums	30,508	24,260
Payable to insurance companies	(907)	(958)
Funds held and reinsurance balances payable	1,644	2,957
Other liabilities	1,437	(2,545)
Total adjustments	30,147	19,969
Net cash provided by operating activities	38,251	34,617
Cash Flows From Investing Activities
Purchase of debt securities available for sale	(111,769)	(61,779)
Proceeds from sales and maturities of debt securities available for sale	35,676	44,606
Proceeds from sales of equity securities available for sale	275	-
Capital expenditures	(483)	(1,616)
Acquisition of rights renewals	-	(100)
Other investing activities	(2,608)	1,110
Net cash used in investing activities	(78,909)	(17,779)
Cash Flows From Financing Activities
Proceeds from line of credit and FHLBI	25,000	-
Payments on term loan	(3,688)	(3,250)
Book overdrafts	(247)	(1,248)
Dividends paid on common stock (1)	-	-
Share repurchases	(5,002)	-
Other financing activities	8	8
Net cash used in financing activities	16,071	(4,490)
Net decrease in cash and cash equivalents	(24,587)	12,348
Cash and cash equivalents, beginning of period	101,757	90,414
Cash and cash equivalents, end of period	$77,170	$102,762
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,831	$2,048
Net income taxes paid (2)	$(421)	$(696)
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock-based employee compensation	$109	$276

(1) Dividends of $2,532 and $2,131 were paid on April 5, 2012 and April 5, 2011, respectively.

(2) Tax return refunds were received in first quarter of 2012 and 2011 for $475 and $732, respectively.

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period.  Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the year ended December 31, 2011.

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

Assumed premium estimates include business where the Company accepts a portion of the risk from a ceding carrier as well as the mandatory assumed pool business from the National Council on Compensation Insurance ("NCCI"), or residual market business. The majority of the assumed premium is from an established book of workers' compensation business produced by a ceding company in which the Company has an equity stake.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Income Taxes

As of March 31, 2012 and December 31, 2011, the Company did not have any unrecognized tax benefits.  As of March 31, 2012 and December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to assist in a consistent application of accounting for costs related to acquiring or renewing insurance contracts among industry practice. The new guidance restricts the capitalization of a contract’s acquisition costs to those that are directly related to the successful acquisition of a new or renewing insurance contract. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The Company adopted this guidance retrospectively on January 1, 2012 and has adjusted its previously issued financial information.

The effect of adoption of this new guidance on the consolidated balance sheet and shareholders’ equity statements as of December 31, 2011 was as follows:

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2011
(In thousands)	As Previously Reported	Adjustment	As Adjusted Reported
Deferred policy acquisition costs	85,663	(11,196)	74,467
Total assets	2,381,294	(11,196)	2,370,098
Deferred income tax, net	12,372	(3,919)	8,453
Total liabilities	1,788,866	(3,919)	1,784,947
Retained earnings	245,816	(7,277)	238,539
Total shareholders' equity	592,428	(7,277)	585,151
Total liabilities and shareholders' equity	2,381,294	(11,196)	2,370,098

The effect of adoption of this new guidance on the consolidated income and comprehensive income statements for the three months ended March 31, 2011 was as follows:

	Three Months Ended March 31, 2011
(In thousands)	As Previously Reported	Adjustment	As Adjusted Reported
Policy acquisition and other underwriting expenses	57,438	720	58,158
Total expenses	173,703	720	174,423
Income before taxes and equity earnings	19,777	(720)	19,057
Federal and state income tax expense	5,711	(252)	5,459
Net Income	15,116	(468)	14,648
Comprehensive Income	12,857	(468)	12,389

Earnings per share
Basic	$0.28	$-	$0.28
Diluted	$0.28	$(0.01)	$0.27

The effect of adoption of this new guidance on the consolidated cash flows statement for the three months ended March 31, 2011 was as follows:

	Three Months Ended March 31, 2011
(In thousands)	As Previously Reported	Adjustment	As Adjusted Reported
Net Income	15,116	(468)	14,648
Deferred income tax expense	405	(252)	153
Deferred policy acquisition costs	(5,699)	720	(4,979)

 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued guidance to achieve common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The guidance explains how to measure fair value and does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012. The adoption did not have a material impact on its financial condition and results of operations.

Presentation of Comprehensive Income

In June 2011, the FASB issued guidance to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance in the first quarter of 2012. The adoption of this guidance did not have a material impact on its financial condition and results of operations.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Investments

The cost or amortized cost, gross unrealized gains, losses, non-credit other-than-temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$21,487	$1,635	$(5)	$-	$23,117
Obligations of states and political subs	579,015	46,832	(731)	-	625,116
Corporate securities	533,134	42,183	(504)	-	574,813
Redeemable preferred stocks	1,924	431	-	-	2,355
Residential mortgage-backed securities	145,929	10,711	(84)	(107)	156,449
Commercial mortgage-backed securities	38,733	2,189	(70)	-	40,852
Other asset-backed securities	13,214	1,625	(8)	(376)	14,455
Total debt securities available for sale	1,333,436	105,606	(1,402)	(483)	1,437,157
Equity Securities:
Perpetual preferred stock	10,196	2,236	(9)	-	12,423
Common stock	14,763	984	(287)	-	15,460
Total equity securities available for sale	24,959	3,220	(296)	-	27,883
Total securities available for sale	$1,358,395	$108,826	$(1,698)	$(483)	$1,465,040

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$20,510	$1,856	$-	$-	$22,366
Obligations of states and political subs	556,265	49,742	(5)	-	606,002
Corporate securities	469,770	40,591	(1,292)	-	509,069
Redeemable preferred stocks	1,924	330	-	-	2,254
Residential mortgage-backed securities	152,719	11,534	(40)	(228)	163,985
Commercial mortgage-backed securities	37,191	2,337	-	-	39,528
Other asset-backed securities	14,396	1,695	(33)	(513)	15,545
Total debt securities available for sale	1,252,775	108,085	(1,370)	(741)	1,358,749
Equity Securities:
Perpetual preferred stock	10,413	1,792	(58)	-	12,147
Common stock	14,763	597	(333)	-	15,027
Total equity securities available for sale	25,176	2,389	(391)	-	27,174
Total securities available for sale	$1,277,951	$110,474	$(1,761)	$(741)	$1,385,923

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Unrealized gains	$108,826	$110,474
Unrealized losses	(1,698)	(1,761)
Non-credit OTTI	(483)	(741)
Net unrealized gains	106,645	107,972
Deferred federal income tax expense	(37,325)	(37,790)
Net unrealized gains on investments, net of deferred federal income taxes	$69,320	$70,182

Net realized (losses including OTTI) gains on securities, for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Realized (losses) gains:
Debt securities:
Gross realized gains	$666	$923
Gross realized losses	(12)	(113)
Total debt securities	654	810
Equity Securities:
Gross realized gains	57	-
Gross realized losses	-	-
Total equity securities	57	-
Net realized gains (losses)	$711	$810

OTTI included in realized losses on securities above	$-	$(84)

Proceeds from the sales of fixed maturity securities available for sale were $10.8 million and $16.3 million for the three months ended March 31, 2012 and 2011, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2012, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$34,773	$35,248
Due after one year through five years	324,256	341,004
Due after five years through ten years	623,764	687,332
Due after ten years	152,767	161,817
Mortgage-backed securities, collateralized obligations and asset-backed securities	197,876	211,756
	$1,333,436	$1,437,157

Net investment income for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Net Investment Income Earned From:
Debt securities	$13,293	$13,192
Equity Securities	505	506
Cash and cash equivalents	275	216
Total gross investment income	14,073	13,914
Less investment expenses	341	342
Net investment income	$13,732	$13,572

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

After the Company’s review of its investment portfolio in relation to this policy, the Company did not record a credit or a non-credit related OTTI loss for the three months ended March 31, 2012. For the three months ended March 31, 2011, the Company recorded an OTTI loss of $84,000, of which no non-credit related OTTI losses were recognized in other comprehensive income.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	March 31, 2012
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non- Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non- Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non- Credit OTTI
Debt Securities:
U.S. Government and agencies	2	$1,144	$(5)	-	$-	$-	2	$1,144	$(5)
Obligations of states and political subs	10	29,863	(731)	-	-	-	10	29,863	(731)
Corporate securities	29	58,682	(504)	-	-	-	29	58,682	(504)
Redeemable preferred stocks	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	3	6,374	(83)	2	3,554	(108)	5	9,928	(191)
Commercial mortgage-backed securities	2	2,617	(70)	-	-	-	2	2,617	(70)
Other asset-backed securities	4	1,164	(14)	8	1,435	(370)	12	2,599	(384)
Total debt securities	50	99,844	(1,407)	10	4,989	(478)	60	104,833	(1,885)
Equity Securities:
Perpetual preferred stock	2	5	(9)	-	-	-	2	5	(9)
Common stock	1	279	(12)	3	4,897	(275)	4	5,176	(287)
Total equity securities	3	284	(21)	3	4,897	(275)	6	5,181	(296)
Total securities	53	$100,128	$(1,428)	13	$9,886	$(753)	66	$110,014	$(2,181)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of December 31, 2011	$(789)
Additional credit impairments on:
Previously impaired securities	-
Securities for which an impairment was not previously recognized	-
Reductions	-
Balance as of March 31, 2012	$(789)

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 1 – Valuations that are based on unadjusted quoted prices in active markets for identical securities. The fair value of exchange-traded preferred and common equities, and mutual funds included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The fair value measurements that were based on Level 1 inputs comprise 2.0% of the fair value of the total investment portfolio.

Level 2 – Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information.  The third party pricing service monitors market indicators, as well as industry and economic events.  The Level 2 category includes corporate bonds, government and agency bonds, asset-backed, residential mortgage-backed and commercial mortgage-backed securities and municipal bonds.  The fair value measurements that were based on Level 2 inputs comprise 97.7% of the fair value of the total investment portfolio.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Level 3 securities consist of 13 securities totaling $4.6 million or 0.3% of the total investment portfolio.  These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip.  To fair value these securities, the third party investment manager uses a combination of methods.  Non-binding broker/dealer quotes are used on 4 holdings.  Benchmarking techniques based upon industry sector, rating and other factors are used on 9 holdings.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of March 31, 2012 (in thousands):

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Fair Value Measurements Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Debt Securities:
U.S. Government and agencies	$23,117	$-	$23,117	$-
Obligations of states and political subs	625,116	-	625,116	-
Corporate securities	574,813	-	573,806	1,007
Redeemable preferred stocks	2,355	2,355	-	-
Residential mortgage-backed securities	156,449	-	156,449	-
Commercial mortgage-backed securities	40,852	-	40,852	-
Other asset-backed securities	14,455	-	10,853	3,602
Total debt securities available for sale	1,437,157	2,355	1,430,193	4,609
Equity Securities:
Perpetual preferred stock	12,423	11,665	758	-
Common stock	15,460	15,460	-	-
Total equity securities available for sale	27,883	27,125	758	-
Total securities available for sale	$1,465,040	$29,480	$1,430,951	$4,609

Derivatives - interest rate swaps	$(4,582)	$-	$(4,582)	$-

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Balance as of December 31, 2011	$4,659

Total gains or losses (realized/unrealized):
Included in earnings	18
Included in other comprehensive income	(66)

Purchases	-
Issuances	-
Settlements	(2)

Transfers in and out of Level 3
Balance as of March 31, 2012	$4,609

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no credit losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of a reporting period.  During the quarter ended March 31, 2012, there was one asset-backed security transferred into Level 3 from Level 2 as fair value was no longer determined using market inputs that could be directly or indirectly observable. There were no transfers between Level 1 and Level 2 during the quarter ended March 31, 2012.

NOTE  4 – Debt

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”).  The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of its Merger with ProCentury and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger.

The revolving credit facility includes a letter of credit facility with a sublimit.  The total amount of credit available under the revolving credit facility is $35.0 million, which may include up to $15 million in letters of credit.  As of March 31, 2012, the outstanding balance on its term loan facility was $20.2 million.  The Company had a $9.5 million outstanding balance on its revolving credit facility as of March 31, 2012, and $0.5 million in letters of credit had been issued as of March 31, 2012.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.  At December 31, 2011, the Company had an outstanding balance of $23.9 million on its term loan and a $4.5 million outstanding balance on its revolving credit facility. There was $0.5 million in letters of credit that had been issued as of December 31, 2011.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate.  The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin.  The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio.  In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities.  At March 31, 2012, the interest rate on the Company’s term loan was 5.70%, which consisted of a fixed rate of 3.95%, as described in Note 5 ~ Derivative Instruments, plus an applicable margin of 1.75%.

The debt financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the acquisition of ProCentury, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star and Century of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.”  As of March 31, 2012, the Company was in compliance with these debt covenants.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During 2011, several of the Company's insurance subsidiaries (Star, Williamsburg, and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity. The aggregate investment of approximately $1.2 million by these subsidiaries provides the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, or the borrowing capacity of up to approximately $24 million from the FHLBI. As of March 31, 2012, the Company had borrowed $20 million from the FHLBI after pledging as collateral the carrying value of $21.7 million in residential mortgage-backed securities (“RMBS”). The Company retains all the rights regarding the collateralized RMBS.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at March 31, 2012 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.52%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.50%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.69%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	4.05%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.48%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.60%	10,000
					Total	$80,930

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
(Unaudited)

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

designated as cash flow hedges and are deemed highly effective hedges.  These interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income.  The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense.

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at March 31, 2012

4/23/2008	6/30/2013	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	8.020%	$10,000
4/29/2008	4/29/2013	Senior debentures	Three-month LIBOR, plus 4.00%	7.940%	13,000
7/31/2008	7/31/2013	Term loan (1)	Three-month LIBOR	3.950%	20,188
8/15/2008	8/15/2013	Junior subordinated debentures (2)	Three-month LIBOR	3.780%	10,000
9/4/2008	9/4/2013	Junior subordinated debentures (2)	Three-month LIBOR	3.790%	15,000
9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000

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

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended March 31, 2012 and 2011, was approximately $0.8 million and $1.0 million, respectively.

As of March 31, 2012 and December 31, 2011, the total fair value of the interest rate swaps was an unrealized loss of $4.6 million and $5.0 million, respectively. At March 31, 2012 and December 31, 2011, accumulated other comprehensive income included accumulated loss on the cash flow hedge, net of taxes, of approximately $3.0 million and $3.3 million, respectively.

In March 2012, the Company replaced its existing $5.6 million convertible note and $664,000 demand note receivables with an unaffiliated insurance agency into new debt instruments with a related limited liability company. The new instruments were effective January 1, 2012 and consist of a $2 million convertible note and a $4.2 million term loan. The interest rate on of the convertible note is 3% and, absent an event of default, is due January 1, 2022. This note is convertible at the option of the Company based upon a pre-determined formula. The interest rate of the term loan is 5.5% and, absent an event of default, is due April 30, 2016. As security for the note and term loan, the borrower granted the Company a first lien on all of its accounts receivable, cash, general intangibles, and other assets. As additional collateral for the note and term loan, the Company obtained guaranties of payment and performance from certain affiliated companies of the borrower, as well as related individuals, which guaranties are secured by additional collateral.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  6 – Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements.   The Company recorded approximately $46,000 and $132,000 of restricted stock awards compensation expense for the three months ended March 31, 2012 and 2011, respectively.

On February 23, 2012 and 2011 the Company issued 1,500 non-restricted stock awards to each member of the Board of Directors, which vested immediately. The Company recorded approximately $149,000 and $150,000 of non-restricted stock awards compensation expense for the three months ended March 31, 2012 and 2011, respectively.

NOTE 7 – Shareholders’ Equity

At March 31, 2012, shareholders’ equity was $585.7 million, or a book value of $11.60 per common share, compared to $585.2 million, or a book value of $11.46 per common share, at December 31, 2011.

On October 28, 2011, the Company’s Board of Directors approved a Share Repurchase Plan authorizing management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. For the three months ended March 31, 2012, the Company purchased and retired approximately 0.5 million shares of common stock for a total cost of approximately $5.0 million. For the three months ended March 31, 2011, there were no share repurchases.

For the three months ended March 31, 2012, the Company had $2.5 million of cash dividends payable on April 5, 2012.  For the three months ended March 31, 2011, cash dividends paid to common shareholders totaled $2.1 million.  On April 26, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.05 per common share.  The dividend is payable on May 29, 2012, to shareholders of record as of May 11, 2012.

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
(Unaudited)

NOTE 8 – Earnings Per Share

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
		As Adjusted
	2012	2011
Net income	$8,104	$14,648

Common shares:
Basic
Weighted average shares outstanding	50,915,145	53,252,007

Diluted
Weighted average shares outstanding	50,915,145	53,252,007
Dilutive effect of:
Share awards under long term incentive plan	6,320	275,015
Total	50,921,465	53,527,022

Net income per common share
Basic	$0.16	$0.28
Diluted	$0.16	$0.27

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

For the Periods ended March 31, 2012 and 2011

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

Through our retail property and casualty agencies, we also generate commission revenue, which represents 2.0% of our total consolidated revenues. Our agencies are located in Michigan, California, and Florida and produce commercial, personal lines, life and accident and health insurance that is primarily with unaffiliated insurance carriers.

These agencies produce a minimal amount of business for our affiliated Insurance Company Subsidiaries.

We recognize revenue related to the services and coverages within the following categories: net earned premiums, management administrative fees, claims fees, commission revenue, net investment income, and net realized gains (losses).

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  The accounting estimates and related risks described in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 15, 2012, are those that we consider to be our critical accounting estimates.  For the three months ended March 31, 2012, there have been no material changes in regard to any of our critical accounting estimates.

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

	For the Three Months Ended March 31,
	2012	2011
	(In thousands, except share and per share data)
Operating income, net of tax	$7,527	$14,016
Net realized gains, net of tax	577	632
Net income	$8,104	$14,648

Diluted earnings per common share:
Net operating income	$0.15	$0.26
Net income	$0.16	$0.27
Diluted weighted average common shares outstanding	50,921,465	53,527,022

We use net operating income and net operating income per share as components to assess our performance and as measures to evaluate the results of our business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the net effect of realized gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available for sale and not held for trading purposes. Realized gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Accordingly, net operating income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying profitability of our business. Therefore, we believe that it is useful for investors to evaluate net operating income and net operating income per share, along with net income and net income per share, when reviewing and evaluating our performance.

Accident Year Loss Ratio

The accident year loss ratio is a non-GAAP measure and represents our net loss and LAE ratio adjusted for any changes in net ultimate loss estimates on prior year loss reserves. The most directly comparable financial GAAP measure to the accident year loss ratio is the net loss and LAE ratio.  The accident year loss ratio is intended as supplemental information and is not meant to replace the net loss and LAE ratio. The accident year loss ratio should be read in conjunction with the GAAP financial results.  The following is a reconciliation of the accident year loss ratio to the net loss and LAE ratio, which is the most directly comparable GAAP measure:

	For the Three Months Ended March 31,
	2012	2011
Accident year loss ratio	63.5%	63.6%
Increase (decrease) in net ultimate loss estimates on prior year loss reserves	5.3%	-1.9%
Net loss & LAE ratio	68.8%	61.7%

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Executive Overview

Our results for the first quarter of 2012 were impacted by the increase in net ultimate loss estimates for 2011 and prior accident years, which added 5.3 percentage points to the GAAP combined ratio. The first quarter of 2012 results also include the positive impact from continued selective growth, coupled with our adherence to strict corporate underwriting guidelines. Our generally accepted accounting principles (“GAAP”) combined ratio was 101.5% for the first quarter of 2012 compared to 95.8% for the comparable quarter in 2011.  Our accident year combined ratio was 96.2% for the first quarter of 2012, compared to 97.7% in 2011.

Net operating income, a non-GAAP measure, decreased $6.5 million, from $14.0 million, or $0.26 per diluted share for the first quarter ended March 31, 2011, to $7.5 million, or $0.15 per diluted share for the first quarter ended March 31, 2012.  The first quarter 2012 results include an after-tax increase in net ultimate loss estimates for 2011 and prior accident years of $6.6 million, or $0.13 per diluted share. By contrast the first quarter of 2011 results include an after-tax decrease in net ultimate loss estimates for 2010 and prior accident years of $2.1 million, or $0.04 per diluted share. Excluding the impact of the change in net ultimate loss estimates on prior year loss reserves, 2012 net operating income on an accident year basis increased to $14.1 million, compared to $11.9 million in 2011.

Gross written premium increased $33.0 million, or 14.7%, to $258.0 million, compared to $225.0 million in 2011.  The increase reflects the maturation of existing programs, rate increases that have been achieved and new business initiatives that were implemented during the past twelve months designed to develop specialty niche expertise in a range of areas. These increases were partially offset by reductions in certain programs where pricing and underwriting did not meet our targets.

Results of Operations

Net income for the three months ended March 31, 2012, was $8.1 million, or $0.16 per dilutive share, compared to net income of $14.7 million, or $0.27 per dilutive share, for the comparable period of 2011.  Net operating income, a non-GAAP measure, decreased to $7.5 million, or $0.15 per dilutive share, compared to net operating income of $14.0 million, or $0.26 per dilutive share for the comparable period in 2011.  Total diluted weighted average shares outstanding for the three months ended March 31, 2012 were 50,921,465 compared to 53,527,022 for the comparable period in 2011.  This decrease reflects the impact of our Share Repurchase Plan in which we have continued to repurchase shares.

Revenues

Revenues for the three months ended March 31, 2012, increased $22.7 million, or 11.8%, to $216.2 million, from $193.5 million for the comparable period in 2011.  This increase primarily reflects overall growth within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Revenue:
Net earned premiums	$192,815	$170,658
Management administrative fees	2,927	3,238
Claims fees	1,662	1,607
Commission revenue	4,376	3,593
Net investment income	13,732	13,572
Net realized gains	732	812
Total revenue	$216,244	$193,480

Net earned premiums increased $22.1 million, or 13.0%, to $192.8 million for the three months ended March 31, 2012, from $170.7 million in the comparable period in 2011. This increase was primarily the result of growth within our existing programs, rate increases that have been achieved and new business initiatives that were implemented during the past twelve months designed to further develop our specialty niche expertise in a range of areas.  These increases were partially offset by reductions in certain programs where pricing and underwriting did not meet our targets.

Commission revenue increased $0.8 million, or 21.8%, to $4.4 million for the three months ended March 31, 2012, from $3.6 million for the comparable period in 2011. This increase was driven primarily by commission revenues generated from assets of a Michigan agency that was acquired in the fourth quarter of 2011.

Expenses

Expenses increased $32.6 million from $174.4 million for the three months ended March 31, 2011 to $207.0 million for the three months ended March 31, 2012.

The following table sets forth the components of expenses (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Expense:
Net losses and loss adjustment expenses	$132,747	$105,262
Policy acquisition and other underwriting expenses	63,113	58,158
General selling & administrative expenses	6,339	6,244
General corporate expenses	1,373	1,355
Amortization expense	1,416	1,232
Interest expense	1,977	2,172
Total expenses	$206,965	$174,423

Net loss and loss adjustment expenses (“LAE”) increased $27.4 million, to $132.7 million for the three months ended March 31, 2012, from $105.3 million for the same period in 2011.  Our loss and LAE ratio was 68.8% for the three months ended March 31, 2012 and 61.7% for the three months ended March 31, 2011.  The loss and LAE ratio for the first quarter of 2012 include a 5.3 percentage point increase from net ultimate loss estimates for accident years 2011 and prior, whereas the 2011 results include a 1.9 percentage point decrease from net ultimate loss estimates for accident years 2010 and prior. The accident year loss and LAE ratio was 63.5% for the three months ended March 31, 2012 down from 63.6% in the comparable period in 2011. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $4.9 million, to $63.1 million for the three months ended March 31, 2012 from $58.2 million for the same period in 2011. Our expense ratio decreased 1.4 percentage points to 32.7% for the three months ended March 31, 2012, from 34.1% for the same period in 2011. The 2012 expense ratio improvement was primarily impacted by a reduction in variable compensation and a shift in the mix of business resulting in a lower commission expense as compared to the prior year quarter.

Federal income tax expense for the three months ended March 31, 2012 was $1.7 million, or 18.6% of income before taxes, compared to $5.4 million, or 27.7% of income before taxes, for the same period in 2011.  Income tax expense on capital gains and the change in our valuation allowance on deferred tax assets, was $155,000 and $180,000 for the three months ended March 31, 2012 and 2011, respectively.  The lower rate reflects a higher proportion of taxable income derived from net investment income, which includes a portion of tax exempt income; rather than, fee based or underwriting income.

Other Items

Equity earnings of affiliated, net of tax;

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holdings, LLC (“MFH”), for $14.8 million in cash.  We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star recognizes 28.5% of the profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from MFH of $0.7 million, or $0.01 per dilutive share, for the three months ended March 31, 2012, compared to $1.1 million, or $0.02 per dilutive share, for the comparable period of 2011. We received dividends from MFH in the three months ended March 31, 2012 and 2011, for $1.0 million and $0.6 million, respectively.

Reserves

At March 31, 2012 our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $904.7 million. We established a reasonable range of reserves of approximately $833.0 million to $977.4 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$346,191	$395,752	$370,150
Residual Markets	16,064	17,791	17,275
Commercial Multiple Peril / General Liability	326,878	401,983	364,083
Commercial Automobile	113,192	127,424	120,437
Other	30,681	34,444	32,708
Total Net Reserves	$833,006	$977,394	$904,653

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the three months ended March 31, 2012, and the year ended December 31, 2011.

For the three months ended March 31, 2012, we reported an increase in net ultimate loss estimates for accident years 2011 and prior of $10.2 million, or 1.2% of $879.1 million of beginning net loss and LAE reserves at December 31, 2011. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2012 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2011 and for the three months ended March 31, 2012. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2011	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at March 31, 2012

Workers' Compensation	$358,131	$50,923	$3,064	$53,987	$1,661	$40,307	$41,968	$370,150
Residual Markets	17,682	845	(468)	377	430	354	784	17,275
Commercial Multiple Peril / General Liability	353,311	34,596	2,322	36,918	571	25,575	26,146	364,083
Commercial Automobile	117,594	21,189	3,987	25,176	3,250	19,083	22,333	120,437
Other	32,375	14,986	1,303	16,289	4,463	11,493	15,956	32,708
Net Reserves	879,093	$122,539	$10,208	$132,747	$10,375	$96,812	$107,187	904,653
Reinsurance Recoverable	315,884							330,558
Consolidated	$1,194,977							$1,235,211

Line of Business	Reserves at December 31, 2011	Total Re-estimated Reserves at March 31, 2012 on Prior Years	Development as a Percentage of Prior Year Reserves

Workers' Compensation	$358,131	$361,195	0.9%
Commercial Multiple Peril / General Liability	353,311	355,633	0.7%
Commercial Automobile	117,594	121,581	3.4%
Other	32,375	33,678	4.0%
Sub-total	861,411	872,087	1.2%
Residual Markets	17,682	17,214	-2.6%
Total Net Reserves	$879,093	$889,301	1.2%

Workers’ Compensation Excluding Residual Markets

The net ultimate loss estimates for accident years 2011 and prior in the workers' compensation line of business increased $3.1 million, or 0.9%. As our business grew in 2009-2011, claim counts increased. Additionally, as the case reserves matured, our estimates for the ultimate probable cost on those newer claims increased. During the first quarter, we also experienced an acceleration of our claims closure rate which should be an indication that this phenomenon has stabilized. The increase in net ultimate loss estimates is spread approximately equally over the 2009, 2010 and 2011 accident years.

Cumulative rate increases on worker's compensation accounts over the last nine quarters have been approximately 16.3%.

Commercial Multiple Peril / General Liability

The $2.3 million increase, or 0.7%, in net ultimate loss estimates in the commercial multiple peril/general liability line of business is primarily from accident years 2007 and prior, reflecting higher than expected severity in one excess liability program. All other accident years and programs remained relatively stable.

Cumulative rate increases in commercial multi-peril line of business over the last nine quarters have been approximately 1.8%.

Commercial Automobile

The $4.0 million increase, or 3.4%, in net ultimate loss estimates in the commercial automobile line of business is primarily in the 2011 accident year reflecting the emergence of higher than expected severity on the policies written prior to June 2011 on a transportation program and slightly higher than expected severity on a smaller west coast program. As we announced in previous quarters, we have aggressively raised rates and reduced premium volume to lower our future loss ratios in this line of business.

Cumulative rate increases in the transportation program mentioned above have been 46.0% since the first quarter of 2011 and we have reduced written premium volume by 41.2%.

Other

The $1.3 million increase, or 4.0%, in net ultimate loss estimates in the other lines of business is primarily from 2011 accident year property exposures where we had a handful of larger claims that occurred in late 2011, but were not reported until the first quarter of 2012. These occurrences were partially offset by better than expected frequency in our medical malpractice line of business.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $468,000, or 2.6% of net reserves. This decrease reflects reductions in various accident years.  We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the ordinary dividend available that can be paid from the Insurance Company Subsidiaries during 2012 is $41.2 million without prior regulatory approval. Of this $41.2 million, ordinary dividends of $12.5 million have been declared and paid as of March 31, 2012. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $100.1 million of extraordinary dividends in 2012, subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income.  Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $12.5 million and zero for the three months ended March 31, 2012 and 2011, respectively.  We remain well within our targets as they relate to our premium leverage ratios, even taking into consideration the dividends paid by our Insurance Company Subsidiaries.  Our guidelines for gross and net written premium to statutory surplus are 2.75 to 1.0 and 2.25 to 1.0, respectively.  As of March 31, 2012, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.5 to 1.0 and 2.1 to 1.0, respectively.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees.  These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries.  Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $2.7 million for the three months ended March 31, 2012.

We have a total revolving credit facility of $35.0 million, which may include up to $15.0 million in letters of credit. As of March 31, 2012, we had $9.5 million outstanding balance on our revolving credit facility and $0.5 million in letters of credit issued.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Based on our subsidiaries’ common stock investment in FHLBI and after pledging the required collateral, we have the borrowing capacity of up to approximately $24 million from the FHLBI. As of March 31, 2012, we had borrowed $20 million from the FHLBI. The proceeds were used to fund purchases of high quality bonds with maturities that match the maturity of the FHLBI credit facility. Due to the low cost of the FHLBI funding, we expect to generate returns in excess of our cost of borrowing under this strategy.

Cash flow provided by operations was $38.3 million and $34.6 million for the three months ended March 31, 2012 and 2011, respectively. The increase in operating cash flows were driven by the increase in cash received from premium offset by the increase in losses paid. In addition, the increase was driven by variable compensation payments that were made in 2011 (related to 2010 performance), but not in 2012. We maintain a strong balance sheet with diversified geographic risks, high quality reinsurance, and a high quality investment portfolio.

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

Investment Portfolio

As of March 31, 2012 and December 31, 2011, the recorded values of our investment portfolio, including cash and cash equivalents, were both $1.5 billion.

In general, we believe our overall investment portfolio is conservatively invested.  The effective duration of the investment portfolio at March 31, 2012, is 5.0 years, compared to 5.1 years at March 31, 2011.  Our pre-tax book yield is 4.0%, compared to 4.2% in 2011.  The current after-tax yield is 3.0%, compared to 3.1% in 2011.  Approximately 99% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

Refer to Note 7 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commitments

For the three months ended March 31, 2012, there were no material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of March 31, 2012.  Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus.  The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years.  At March 31, 2012, our fixed income portfolio had an effective duration of 5.0 years, compared to 4.9 years at December 31, 2011

At March 31, 2012, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.5 billion.  Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income.  These investments comprise 1.9% of our investment portfolio.

Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds.  We continue to increase our holdings of tax-exempt securities based on our desire to maximize after-tax investment income.  For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2011. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,503,807	$1,437,157	$1,366,129
Yield to Maturity or Call	1.57%	2.41%	3.40%
Effective Duration	4.7	5.0	5.1

 The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates.  Thus, our interest expense on these debentures is directly correlated to market interest rates.  At March 31, 2012 and December 31, 2011, we had outstanding debentures of $80.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates.  Thus, our interest expense on our term loan is directly correlated to market interest rates.  At March 31, 2012, we had an outstanding balance on our term loan of $20.2 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $202,000.  At December 31, 2011 we had an outstanding balance on our term loan of $23.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $239,000.

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

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates.  Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates.  At March 31, 2012, we had a $9.5 million outstanding balance on our line of credit. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $95,000.  At March 31, 2012 and December 31, 2011, $0.5 million in letters of credit had been issued.

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

As of March 31, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, we implemented a new general ledger system which was integrated into our financial reporting process. The implementation was not made in response to any deficiency in our internal controls. Implementation of this new system involved changes to our financial reporting procedures and controls. Our management believes that appropriate internal controls are in place with the new system. There were no other significant changes in our internal control over financial reporting during the three month period ended March 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 9 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2012, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and our other filings with the Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2011, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.

The following table represents information with respect to repurchases of the Company’s common stock for the quarterly period ended March 31, 2012:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may still be Repurchased Under the Plans or Programs
January 1 - January 31, 2012	-	$-	-	5,000,000
February 1 - February 29, 2012	132,000	9.86	-	4,868,000
March 1 - March 31, 2012	398,000	9.30	-	4,470,000
Total	530,000	$9.44	-

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

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

Dated: May 10, 2012