Form 10-Q
period 2012-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2012-08-09
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 2, 2012, was 49,776,011.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30,

		As Adjusted
	2012	2011
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$248,581	$209,676
Ceded	(37,278)	(28,206)
Net earned premiums	211,303	181,470
Net commissions and fees	8,552	7,897
Net investment income	13,683	13,765
Realized gains (losses):
Total other-than-temporary impairments on securities	-	-
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	-
Net realized gains excluding other-than-temporary impairments on securities	1,567	1,094
Net realized gains	1,567	1,094
Total revenues	235,105	204,226

Expenses
Losses and loss adjustment expenses	196,976	141,356
Reinsurance recoveries	(31,218)	(19,953)
Net losses and loss adjustment expenses	165,758	121,403
Policy acquisition and other underwriting expenses	68,993	62,694
General, selling and administrative expenses	6,327	5,631
General corporate expenses	758	(719)
Amortization expense	1,307	1,206
Interest expense	2,033	2,082
Total expenses	245,176	192,297
(Loss) income before taxes and equity earnings	(10,071)	11,929
Federal and state income tax (benefit) expense	(1,782)	2,323
Equity earnings of affiliates, net of tax	562	173
Equity (losses) earnings of unconsolidated subsidiaries, net of tax	(5)	1
Net (loss) income	$(7,732)	$9,780

(Losses) Earnings Per Share
Basic	$(0.15)	$0.18
Diluted	$(0.15)	$0.18

Weighted average number of common shares
Basic	50,251,591	53,100,479
Diluted	50,251,591	53,248,573

Dividends paid per common share	$0.05	$0.04

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30,

		As Adjusted
	2012	2011
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$476,027	$410,362
Ceded	(71,909)	(58,234)
Net earned premiums	404,118	352,128
Net commissions and fees	17,517	16,335
Net investment income	27,415	27,337
Realized gains (losses):
Total other-than-temporary impairments on securities	-	(84)
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	(84)
Net realized gains excluding other-than-temporary impairments on securities	2,299	1,990
Net realized gains	2,299	1,906
Total revenues	451,349	397,706

Expenses
Losses and loss adjustment expenses	358,495	270,079
Reinsurance recoveries	(59,990)	(43,414)
Net losses and loss adjustment expenses	298,505	226,665
Policy acquisition and other underwriting expenses	132,106	120,851
General, selling and administrative expenses	12,666	11,875
General corporate expenses	2,131	636
Amortization expense	2,723	2,438
Interest expense	4,010	4,254
Total expenses	452,141	366,719
(Loss) income before taxes and equity earnings	(792)	30,987
Federal and state income tax expense	73	7,782
Equity earnings of affiliates, net of tax	1,250	1,246
Equity losses of unconsolidated subsidiaries, net of tax	(13)	(22)
Net income	$372	$24,429

Earnings Per Share
Basic	$0.01	$0.46
Diluted	$0.01	$0.46

Weighted average number of common shares
Basic	50,583,368	53,175,824
Diluted	50,583,368	53,323,802

Dividends paid per common share	$0.10	$0.08

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended June 30,

		As Adjusted
	2012	2011
	(Unaudited)
	(In thousands)

Net (loss) income	$(7,732)	$9,780
Other comprehensive (loss) income, net of tax:
Unrealized gain on securities	7,900	13,528
Unrealized gains in affiliates and unconsolidated subsidiaries	16	50
Increase (decrease) on non-credit other-than-temporary impairments on securities	34	(231)
Net deferred derivative losses - hedging activity	(413)	(381)
Less reclassification adjustment for investment gains included in net income	(1,645)	(1,070)
Other comprehensive gains	5,892	11,896
Comprehensive (loss) income	$(1,840)	$21,676

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Six Months Ended June 30,

		As Adjusted
	2012	2011
	(Unaudited)
	(In thousands)

Net income	$372	$24,429
Other comprehensive income, net of tax:
Unrealized gains on securities	7,732	11,148
Unrealized gains (losses) in affiliates and unconsolidated subsidiaries	165	(1)
Increase on non-credit other-than-temporary impairments on securities	292	85
Net deferred derivative (losses) gains - hedging activity	(113)	285
Less reclassification adjustment for investment gains included in net income	(2,356)	(1,880)
Other comprehensive gains	5,720	9,637
Comprehensive income	$6,092	$34,066

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

		As Adjusted
	June 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,352,554 and $1,252,775)	$1,466,000	$1,358,749
Equity securities available for sale, at fair value (cost of $23,065 and $25,176)	25,823	27,174
Cash and cash equivalents	88,159	101,757
Accrued investment income	14,528	13,757
Premiums and agent balances receivable, net	216,485	183,160
Reinsurance recoverable on:
Paid losses	12,788	9,870
Unpaid losses	349,361	315,884
Prepaid reinsurance premiums	37,678	33,754
Deferred policy acquisition costs	80,554	74,467
Goodwill	121,041	120,792
Other intangible assets	32,837	34,483
Other assets	102,351	96,251
Total assets	$2,547,605	$2,370,098

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,301,002	$1,194,977
Unearned premiums	424,760	386,750
Debt	61,000	28,375
Debentures	80,930	80,930
Accounts payable and accrued expenses	39,233	38,716
Funds held and reinsurance balances payable	34,264	25,903
Payable to insurance companies	6,059	4,321
Deferred income taxes, net	8,966	8,453
Other liabilities	16,407	16,522
Total liabilities	1,972,621	1,784,947

Shareholders' Equity
Common stock, $0.01 par value; authorized 75,000,000 shares; 49,776,011 and 51,050,204 shares issued and outstanding	505	520
Additional paid-in capital	272,198	279,005
Retained earnings	229,459	238,539
Note receivable from officer	(752)	(767)
Accumulated other comprehensive income	73,574	67,854
Total shareholders' equity	574,984	585,151
Total liabilities and shareholders' equity	$2,547,605	$2,370,098

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid- In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited, In thousands)
Balances December 31, 2011 (As previously reported)	$520	$279,005	$245,816	$(767)	$67,854	$592,428
Cumulative effect of adjustment resulting from adoption of new accounting guidance	-	-	(7,277)	-	-	(7,277)
As Adjusted Balances December 31, 2011	520	279,005	238,539	(767)	67,854	585,151
Net income	-	-	372	-	-	372
Dividends declared	-	-	(5,057)	-	-	(5,057)
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	5,351	5,351
Change in valuation allowance on deferred tax assets	-	-	-	-	317	317
Net deferred derivative loss - hedging activity	-	-	-	-	(113)	(113)
Stock award	-	194	-	-	-	194
Long term incentive plan; stock award for 2012 plan years	-	106	-	-	-	106
Change in investment of affiliates, net of tax	-	-	-	-	156	156
Change in investment of unconsolidated subsidiaries	-	-	-	-	9	9
Repurchase of 1,267,300 shares of common stock	(15)	(7,107)	(4,395)	-	-	(11,517)
Note receivable from officer	-	-	-	15	-	15
Balances June 30, 2012	$505	$272,198	$229,459	$(752)	$73,574	$574,984

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

		As Adjusted
	2012	2011
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$372	$24,429
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	2,723	2,438
Amortization of deferred debenture issuance costs	63	63
Depreciation of furniture, equipment, and building	2,821	2,697
Net amortization of discount and premiums on bonds	2,990	1,829
Gain on sale of investments, net	(2,356)	(1,880)
Gain on sale of fixed assets	(44)	(44)
Long-term incentive plan expense (benefit)	106	(973)
Stock award	194	366
Equity earnings of affiliates, net of taxes	(1,250)	(1,246)
Equity losses of unconsolidated subsidiaries, net of tax	13	22
Deferred income tax benefit	(2,075)	(522)
Goodwill adjustment	(249)	-
Write-off of book of business	123	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Premiums and agent balances receivable	(33,325)	(25,634)
Reinsurance recoverable on paid and unpaid losses	(36,395)	(11,771)
Prepaid reinsurance premiums	(3,924)	(292)
Deferred policy acquisition costs	(6,087)	(5,115)
Other assets	(3,561)	(285)
Increase (decrease) in:
Losses and loss adjustment expenses	106,025	60,160
Unearned premiums	38,010	27,257
Payable to insurance companies	1,738	2,373
Funds held and reinsurance balances payable	8,361	2,825
Other liabilities	(1,233)	(14,826)
Total adjustments	72,668	37,442
Net cash provided by operating activities	73,040	61,871
Cash Flows From Investing Activities
Purchase of debt securities available for sale	(169,329)	(133,777)
Proceeds from sales and maturities of debt securities available for sale	69,247	78,352
Proceeds from sales of equity securities available for sale	2,506	200
Capital expenditures	(958)	(3,970)
Acquisition of rights renewals	-	(129)
Other investing activities	(4,367)	592
Net cash used in investing activities	(102,901)	(58,732)
Cash Flows From Financing Activities
Proceeds from line of credit and FHLBI	40,000	-
Payments on term loan	(7,375)	(6,500)
Book overdrafts	197	(1,785)
Dividends paid on common stock	(5,057)	(4,262)
Share repurchases	(11,517)	(3,904)
Other financing activities	15	20
Net cash used in financing activities	16,263	(16,431)
Net decrease in cash and cash equivalents	(13,598)	(13,292)
Cash and cash equivalents, beginning of period	101,757	90,414
Cash and cash equivalents, end of period	$88,159	$77,122
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,695	$4,070
Net income taxes paid (1)	$3,476	$14,678
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock-based employee compensation	$194	$366

(1)	Tax return refunds were received in first quarter of 2012 and 2011 for $475 and $732, respectively.

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period.  Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates.  Actual results could differ from those estimates.  The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results expected for the full year.

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

Assumed premium estimates include business where the Company accepts a portion of the risk from a ceding carrier as well as the mandatory assumed pool business from the National Council on Compensation Insurance (“NCCI”), or residual market business. The majority of the assumed premium is from an established book of workers’ compensation business produced by a ceding company in which the Company has an equity stake.

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

Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they were earned.  Commission income is reported net of any sub-producer commission expense.  Commission adjustments that occur subsequent to the issuance of the policy, because of cancellation typically are recognized when the policy is effectively cancelled.  Profit sharing commissions from insurance companies are recognized when determinable, which is when such commissions are received.

Income Taxes

As of June 30, 2012 and December 31, 2011, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effect of adoption of this new guidance on the consolidated balance sheet and shareholders’ equity statements as of December 31, 2011 was as follows:

	December 31, 2011
(In thousands)	As Previously Reported	Adjustment	As Adjusted Reported
Deferred policy acquisition costs	$85,663	$(11,196)	$74,467
Total assets	2,381,294	(11,196)	2,370,098
Deferred income tax, net	12,372	(3,919)	8,453
Total liabilities	1,788,866	(3,919)	1,784,947
Retained earnings	245,816	(7,277)	238,539
Total shareholders' equity	592,428	(7,277)	585,151
Total liabilities and shareholders' equity	2,381,294	(11,196)	2,370,098

The effect of adoption of this new guidance on the consolidated income and comprehensive income statements for the three months and six months ended June 30, 2011 was as follows:

	Three Months Ended June 30, 2011
(In thousands)	As Previously Reported	Adjustment	As Adjusted Reported
Policy acquisition and other underwriting expenses	$62,450	$244	$62,694
Total expenses	192,053	244	192,297
Income before taxes and equity earnings	12,173	(244)	11,929
Federal and state income tax expense	2,408	(85)	2,323
Net income	9,939	(159)	9,780
Comprehensive income	21,835	(159)	21,676

Earnings per share
Basic	$0.19	$(0.01)	$0.18
Diluted	$0.19	$(0.01)	$0.18

	Six Months Ended June 30, 2011
(In thousands)	As Previously Reported	Adjustment	As Adjusted Reported
Policy acquisition and other underwriting expenses	$119,888	$963	$120,851
Total expenses	365,756	963	366,719
Income before taxes and equity earnings	31,950	(963)	30,987
Federal and state income tax expense	8,119	(337)	7,782
Net income	25,055	(626)	24,429
Comprehensive income	34,692	(626)	34,066

Earnings per share
Basic	$0.47	$(0.01)	$0.46
Diluted	$0.47	$(0.01)	$0.46

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effect of adoption of this new guidance on the consolidated cash flows statement for the six months ended June 30, 2011 was as follows:

	Six Months Ended June 30, 2011
(In thousands)	As Previously Reported	Adjustment	As adjusted Reported
Net income	$25,055	$(626)	$24,429
Deferred income tax expense	(185)	(337)	(552)
Deferred policy acquisition costs	(6,078)	963	(5,115)

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued guidance to achieve common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).  The guidance explains how to measure fair value and does not require additional fair value measurements, nor is it intended to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012. The adoption did not have a material impact on its financial condition and results of operations.

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

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued guidance on how to test indefinite-lived intangible assets for impairment through use of a qualitative approach. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is still evaluating the impact of adoption on its financial condition and results of operations.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Investments

The cost or amortized cost, gross unrealized gains, losses, non-credit other-than-temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$21,077	$1,772	$-	$-	$22,849
Obligations of states and political subs	598,436	50,344	(371)	-	648,409
Corporate securities	547,966	47,728	(525)	-	595,169
Redeemable preferred stock	1,743	460	-	-	2,203
Residential mortgage-backed securities	134,203	10,294	(112)	-	144,385
Commercial mortgage-backed securities	37,066	2,633	-	-	39,699
Other asset-backed securities	12,063	1,596	(373)	-	13,286
Total debt securities available for sale	1,352,554	114,827	(1,381)	-	1,466,000
Equity Securities:
Perpetual preferred stock	8,302	2,029	(10)	-	10,321
Common stock	14,763	971	(232)	-	15,502
Total equity securities available for sale	23,065	3,000	(242)	-	25,823
Total securities available for sale	$1,375,619	$117,827	$(1,623)	$-	$1,491,823

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$20,510	$1,856	$-	$-	$22,366
Obligations of states and political subs	556,265	49,742	(5)	-	606,002
Corporate securities	469,770	40,591	(1,292)	-	509,069
Redeemable preferred stock	1,924	330	-	-	2,254
Residential mortgage-backed securities	152,719	11,534	(40)	(228)	163,985
Commercial mortgage-backed securities	37,191	2,337	-	-	39,528
Other asset-backed securities	14,396	1,695	(33)	(513)	15,545
Total debt securities available for sale	1,252,775	108,085	(1,370)	(741)	1,358,749
Equity Securities:
Perpetual preferred stock	10,413	1,792	(58)	-	12,147
Common stock	14,763	597	(333)	-	15,027
Total equity securities available for sale	25,176	2,389	(391)	-	27,174
Total securities available for sale	$1,277,951	$110,474	$(1,761)	$(741)	$1,385,923

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Unrealized gains	$117,827	$110,474
Unrealized losses	(1,623)	(1,761)
Non-credit OTTI	-	(741)
Net unrealized gains	116,204	107,972
Deferred federal income tax expense	(40,671)	(37,790)
Net unrealized gains on investments, net of deferred federal income taxes	$75,533	$70,182

Net realized gains (losses including OTTI) on securities, for the three months and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Realized gains (losses):
Debt securities:
Gross realized gains	$1,328	$942	$1,994	$1,866
Gross realized losses	(21)	(27)	(33)	(141)
Total debt securities	1,307	915	1,961	1,725
Equity securities:
Gross realized gains	338	154	395	154
Gross realized losses	-	-	-	-
Total equity securities	338	154	395	154
Net realized gains	$1,645	$1,069	$2,356	$1,879

OTTI included in realized losses on securities above	$-	$-	$-	$(84)

Proceeds from the sales of fixed maturity securities available for sale were $9.6 million and $11.1 million for the three months ended June 30, 2012 and 2011, respectively. Proceeds from the sales of fixed maturity securities available for sale were $20.4 million and $27.4 million for the six months ended June 30, 2012 and 2011, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2012, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,634	$32,007
Due after one year through five years	329,713	346,905
Due after five years through ten years	634,506	705,493
Due after ten years	173,369	184,225
Mortgage-backed securities, collateralized obligations and asset-backed securities	183,332	197,370
	$1,352,554	$1,466,000

Net investment income for the three months and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net Investment Income Earned From:
Debt securities	$13,507	$13,436	$26,800	$26,628
Equity Securities	370	473	876	979
Cash and cash equivalents	143	174	417	390
Total gross investment income	14,020	14,083	28,093	27,997
Less investment expenses	337	318	678	660
Net investment income	$13,683	$13,765	$27,415	$27,337

Other-Than-Temporary Impairments of Securities and Unrealized Losses on Investments

Available for sale securities are reviewed for declines in fair value that are determined to be other-than-temporary.  For a debt security, if the Company intends to sell a security and it is more likely than not the Company will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, the Company concludes that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss in the Consolidated Statements of Income.  If the Company does not intend to sell a debt security and it is not more likely than not the Company will be required to sell a debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), the Company concludes that an OTTI has occurred.  In this instance, accounting guidance requires the bifurcation of the total OTTI into the amount related to the credit loss, which is recognized in earnings, and the non-credit OTTI, which is recorded in Other Comprehensive Income as an unrealized non-credit OTTI in the Consolidated Statements of Comprehensive Income.

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

For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, the Company concludes that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding charge to realized loss within the Consolidated Statements of Income. When assessing the Company’s ability and intent to hold the equity security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security, the cause of the decline and a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

After the Company’s review of its investment portfolio in relation to this policy, the Company did not record a credit or a non-credit related OTTI loss for the three months or six months ended June 30, 2012. For the three months and six months ended June 30, 2011, the Company recorded no credit OTTI loss and a credit OTTI loss of $84,000, respectively. For the three months and six months ended June 30, 2011, no non-credit related OTTI losses were recognized by the Company in other comprehensive income.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	June 30, 2012
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	1	$151	$-	-	$-	$-	1	$151	$-
Obligations of states and political subs	13	39,769	(371)	-	-	-	13	39,769	(371)
Corporate securities	10	24,653	(481)	1	3,005	(44)	11	27,658	(525)
Redeemable preferred stock	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	2	93	-	3	3,538	(112)	5	3,631	(112)
Commercial mortgage-backed securities	-	-	-	-	-	-	-	-	-
Other asset-backed securities	1	1,120	(7)	9	1,406	(366)	10	2,526	(373)
Total debt securities	27	65,786	(859)	13	7,949	(522)	40	73,735	(1,381)
Equity Securities:
Perpetual preferred stock	2	4	(10)	-	-	-	2	4	(10)
Common stock	1	279	(11)	3	4,932	(221)	4	5,211	(232)
Total equity securities	3	283	(21)	3	4,932	(221)	6	5,215	(242)
Total securities	30	$66,069	$(880)	16	$12,881	$(743)	46	$78,950	$(1,623)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2011
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of states and political subs	1	202	(2)	2	923	(3)	3	1,125	(5)
Corporate securities	15	27,154	(1,292)	-	-	-	15	27,154	(1,292)
Redeemable preferred stock	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	4	183	(38)	2	3,561	(230)	6	3,744	(268)
Commercial mortgage-backed securities	1	683	-	-	-	-	1	683	-
Other asset-backed securities	3	1,163	(27)	8	1,831	(519)	11	2,994	(546)
Total debt securities	24	29,385	(1,359)	12	6,315	(752)	36	35,700	(2,111)
Equity Securities:
Perpetual preferred stock	3	1,079	(58)	-	-	-	3	1,079	(58)
Common stock	1	279	(12)	3	4,851	(321)	4	5,130	(333)
Total equity securities	4	1,358	(70)	3	4,851	(321)	7	6,209	(391)
Total securities	28	$30,743	$(1,429)	15	$11,166	$(1,073)	43	$41,909	$(2,502)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of December 31, 2011	$(789)
Additional credit impairments on:
Previously impaired securities	-
Securities for which an impairment was not previously recognized	-
Reductions	-
Balance as of June 30, 2012	$(789)

NOTE 3 – Fair Value Measurements

According to accounting guidance for fair value measurements and disclosures, fair value is the price that would be received in the sale of an asset or would be paid in the transfer of a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  The guidance establishes a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 1 – Valuations that are based on unadjusted quoted prices in active markets for identical securities. The fair value of exchange-traded preferred and common equities, and mutual funds included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The fair value measurements that were based on Level 1 inputs comprise 1.8% of the fair value of the total investment portfolio.

Level 2 – Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information.  The third party pricing service monitors market indicators, as well as industry and economic events.  The Level 2 category includes corporate bonds, government and agency bonds, asset-backed, residential mortgage-backed and commercial mortgage-backed securities and municipal bonds.  The fair value measurements that were based on Level 2 inputs comprise 97.9% of the fair value of the total investment portfolio.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For asset-backed, residential mortgage-backed and commercial mortgage-backed securities, the third party pricing service valuation methodology includes consideration of interest rate movements, new issue data, monthly remittance reports and other pertinent data that is observable in the marketplace.  This information is used to determine the cash flows for each tranche and identifies the inputs to be used, such as benchmark yields, prepayment assumptions and collateral performance.  All asset-backed, residential mortgage-backed and commercial mortgage-backed securities valued under these methods are classified as Level 2.

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

The Level 3 securities consist of 13 securities totaling $4.8 million or 0.3% of the fair value of the total investment portfolio.  These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip.  To fair value these securities, the third party investment manager uses a combination of methods.  Non-binding broker/dealer quotes are used on 1 holding.  Benchmarking techniques based upon industry sector, rating and other factors are used on the other12 holdings.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of June 30, 2012 (in thousands):

		Fair Value Measurements Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Debt Securities:
U.S. Government and agencies	$22,849	$-	$22,849	$-
Obligations of states and political subs	648,409	-	648,409	-
Corporate securities	595,169	-	594,045	1,124
Redeemable preferred stock	2,203	2,203	-	-
Residential mortgage-backed securities	144,385	-	144,385	-
Commercial mortgage-backed securities	39,699	-	39,699	-
Other asset-backed securities	13,286	-	9,657	3,629
Total debt securities available for sale	1,466,000	2,203	1,459,044	4,753
Equity Securities:
Perpetual preferred stock	10,321	9,582	739	-
Common stock	15,502	15,502	-	-
Total equity securities available for sale	25,823	25,084	739	-
Total securities available for sale	$1,491,823	$27,287	$1,459,783	$4,753

Derivatives - interest rate swaps	$(5,217)	$-	$(5,217)	$-

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Balance as of December 31, 2011	$4,659

Total gains or losses (realized/unrealized):
Included in earnings	33
Included in other comprehensive income	63

Purchases	-
Issuances	-
Settlements	(2)

Transfers in and out of Level 3	-
Balance as of June 30, 2012	$4,753

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no credit losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of a reporting period.  During the three months ended June 30, 2012, there were no transfers between levels. During the six months ended June 30, 2012, there was one asset-backed security of negligible value transferred into Level 3 from Level 2 as fair value was no longer determined using market inputs that could be directly or indirectly observable.

NOTE 4 – Debt

Credit Facilities

On July 31, 2008, the Company executed $100 million in senior credit facilities (the “Credit Facilities”).  The Credit Facilities included a $65.0 million term loan facility, which was fully funded upon the closing of its merger with ProCentury (the “Merger”) and a $35.0 million revolving credit facility, which was partially funded upon closing of the Merger.

The revolving credit facility includes a letter of credit facility with a sublimit.  The total amount of credit available under the revolving credit facility is $35.0 million, which may include up to $15 million in letters of credit.  As of June 30, 2012, the outstanding balance on its term loan facility was $16.5 million.  The Company had a $14.5 million outstanding balance on its revolving credit facility as of June 30, 2012, and $0.5 million in letters of credit had been issued as of June 30, 2012.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.  At December 31, 2011, the Company had an outstanding balance of $23.9 million on its term loan and a $4.5 million outstanding balance on its revolving credit facility. There was $0.5 million in letters of credit that had been issued as of December 31, 2011.

The principal amount outstanding under the Credit Facilities provides for interest at LIBOR, plus the applicable margin, or at the Company’s option, the base rate.  The base rate is defined as the higher of the lending bank’s prime rate or the Federal Funds rate, plus 0.50%, plus the applicable margin.  The applicable margin is determined by the consolidated indebtedness to consolidated total capital ratio.  In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and forty basis points, based on our consolidated leverage ratio as defined by the Credit Facilities.  At June 30, 2012, the interest rate on the Company’s term loan was 5.70%, which consisted of a fixed rate of 3.95%, as described in Note 5 ~ Derivative Instruments, plus an applicable margin of 1.75%.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of pro forma consolidated net worth after giving effect to the Merger, with quarterly increases thereafter, (2) minimum Risk Based Capital Ratio for Star and Century of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated debt service coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.”  As of June 30, 2012, the Company was in compliance with these debt covenants.

During 2011, several of the Company's insurance subsidiaries (Star, Williamsburg, and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity. As of June 30, 2012, the Company had borrowed $30.0 million from the FHLBI after pledging as collateral residential mortgage-backed securities (“RMBS”) having a carrying value of $31.0 million, and making a FHLBI common stock investment of approximately $1.6 million. The Company has the ability to increase its borrowing capacity through purchasing additional investments and pledging additional securities. The Company retains all the rights regarding the collateralized RMBS.

Debentures

The following table summarizes the principal amounts and certain other information associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at June 30, 2012 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.51%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.47%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.67%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	4.05%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.47%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.57%	10,000
					Total	$80,930

(1) The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2) Represents the junior subordinated debentures acquired in conjunction with the Merger on July 31, 2008.

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

The junior subordinated debentures acquired in the Merger were issued in conjunction with the issuance of $15.0 million and $10.0 million in floating rate trust preferred securities to a trust formed from the Company’s unconsolidated trust, ProFinance Statutory Trust I and ProFinance Statutory Trust II.  The Company also acquired the remaining unamortized portion of the capitalized issuance costs associated with these debentures.  The remaining unamortized portion of the issuance costs acquired was $625,000.  These issuance costs are included in other assets on the balance sheet.  The remaining balance is being amortized over a five year period beginning August 1, 2008, as a component of interest expense.

The junior subordinated debentures are unsecured obligations of the Company and are junior in the right of payment to all senior indebtedness of the Company.  The Company has guaranteed that the payments made to the four trusts mentioned above will be distributed to the holders of the respective trust preferred securities.

The Company estimates that the fair value of the above mentioned junior subordinated debentures and senior debentures issued approximated the gross proceeds of cash received at the time of issuance.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at June 30, 2012

4/23/2008	6/30/2013	Junior subordinated debentures (1)	Three-month LIBOR, plus 4.05%	8.020%	$10,000
4/29/2008	4/29/2013	Senior debentures (1)	Three-month LIBOR, plus 4.00%	7.940%	13,000
7/31/2008	7/31/2013	Term loan (2)	Three-month LIBOR	3.950%	16,500
8/15/2008	8/15/2013	Junior subordinated debentures (1)(3)	Three-month LIBOR	3.780%	10,000
9/4/2008	9/4/2013	Junior subordinated debentures (1)(3)	Three-month LIBOR	3.790%	15,000
9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000

(1)  During the quarter ended June 30, 2012, the Company entered into four forward starting interest rate swaps. The swaps will replace the identified interest rate swaps, upon their expiration in 2013.  The fixed rates on the forward starting interest rate swaps are approximately 150 basis points less than the fixed rates on the current swaps in place. Additionally, the forward starting interest rate swaps will expire ten years from the effective date.

(2) The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule.  The Company fixed only the variable interest portion of the loan.  The actual interest payments associated with the term loan also include an additional rate of 1.75% in accordance with the Credit Facilities.

(3) The Company fixed only the variable interest portion of the debt.  The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended June 30, 2012 and 2011, was approximately $0.7 million and $0.9 million, respectively.  The net interest expense incurred for the six months ended June 30, 2012 and 2011, was approximately $1.5 million and $1.9 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2012 and December 31, 2011, the total fair value of the interest rate swaps was an unrealized loss of $5.2 million and $5.0 million, respectively. At June 30, 2012 and December 31, 2011, accumulated other comprehensive income included accumulated loss on the cash flow hedge, net of taxes, of approximately $3.4 million and $3.3 million, respectively.

In March 2012, the Company replaced its existing $5.6 million convertible note and $664,000 demand note receivables with an unaffiliated insurance agency into new debt instruments with a related limited liability company.  The new instruments were effective January 1, 2012 and consist of a $2 million convertible note and a $4.2 million term loan.  The interest rate on the convertible note is 3% and is due on January 1, 2022. This note is convertible at the option of the Company based upon a pre-determined formula.  The interest rate on the term loan is 5.5% and is due on April 30, 2016.  As security for the note and term loan, the borrower granted the Company a first lien on all of its accounts receivable, cash, general intangibles, and other assets.  As additional collateral for the note and term loan, the Company obtained guaranties of payment and performance from certain affiliated companies of the borrower, as well as related individuals, which guaranties are secured by additional collateral.

NOTE 6 – Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employees’ respective employment agreements. The Company recorded approximately $82,000 and $86,000 of compensation expense related to the restricted stock awards for the three months ended June 30, 2012 and 2011, respectively. The Company recorded approximately $128,000 and $218,000 of compensation expense related to the restricted stock awards for the six months ended June 30, 2012 and 2011, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On February 23, 2012 and 2011, the Company issued 1,500 non-restricted stock awards to each member of the Board of Directors pursuant to the Plan, which vested immediately. The Company recorded zero non-restricted stock awards compensation expense for the three months ended June 30, 2012 and 2011. The Company recorded approximately $149,000 and $150,000 of compensation expense related to the non-restricted stock awards for the six months ended June 30, 2012 and 2011, respectively.

NOTE 7 – Shareholders’ Equity

At June 30, 2012, shareholders’ equity was $575.0 million, or a book value of $11.55 per common share, compared to $585.2 million, or a book value of $11.46 per common share, at December 31, 2011.

On October 28, 2011, the Company’s Board of Directors approved a Share Repurchase Plan authorizing management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. For the three months and six months ended June 30, 2012, the Company purchased and retired approximately 0.7 million and 1.3 million shares of common stock for a total cost of approximately $6.5 million and $11.5 million, respectively. For the year ended December 31, 2011, the Company purchased and retired approximately 2.2 million shares of common stock for a total cost of approximately $20.4 million.

For the period ended June 30, 2012, the Company paid dividends to its common shareholders of $5.1 million.  For the year ended December 31, 2011, the Company paid dividends to its common shareholders of $8.9 million. On July 27, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.05 per common share.  The dividend is payable on August 27, 2012, to shareholders of record as of August 10, 2012.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a reconciliation of the (loss) income and share data used in the basic and diluted earnings per share computations for the three months and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		As Adjusted		As Adjusted
	2012	2011	2012	2011
Net (loss) income	$(7,732)	$9,780	$372	$24,429

Common shares:
Basic
Weighted average shares outstanding	50,251,591	53,100,479	50,583,368	53,175,824

Diluted
Weighted average shares outstanding	50,251,591	53,100,479	50,583,368	53,175,824
Dilutive effect of:
Share awards under long term incentive plan	-	148,094	-	147,978
Total	50,251,591	53,248,573	50,583,368	53,323,802

Net (loss) income per common share
Basic	$(0.15)	$0.18	$0.01	$0.46
Diluted	$(0.15)	$0.18	$0.01	$0.46

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

For the Periods ended June 30, 2012 and 2011

Forward-Looking Statements

This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.  You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements.  Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectability of reinsurance; increased rate pressure on premiums and on underwriting criteria; ability to obtain rate increases in current market conditions; investment rate of return and losses (whether realized or unrealized) in our investment portfolio; changes in and adherence to insurance or other regulation; actions taken by regulators, rating agencies or lenders; attainment of certain processing efficiencies; changing rates of inflation; general economic conditions and other risks identified in our reports and registration statements filed with the Securities and Exchange Commission.  For additional information with respect to certain of these and other factors, refer to the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and subsequent filings. We are not under any obligation to (and expressly disclaim any obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

We are a publicly traded specialty niche, focused commercial insurance underwriter and insurance administration services company.  We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis through a broad and diverse network of independent retail agents, wholesalers, program administrators and general agents, who value service, specialized knowledge, and focused expertise.  Program business refers to an aggregation of individually underwritten risks that have some unique characteristic and are distributed through a select group of agents. We seek to combine profitable underwriting, income from our net commissions and fees, investment returns and efficient capital management to deliver consistent long-term growth in shareholder value.

Through our retail property and casualty agencies, we also generate commission revenue, which represents 1.9% of our total consolidated revenues. Our agencies are located in Michigan, California, Massachusetts, and Florida and produce commercial, personal lines, life and accident and health insurance that is primarily with unaffiliated insurance carriers. These agencies produce a minimal amount of business for our affiliated Insurance Company Subsidiaries.

We recognize revenue related to the services and coverages we provide within the following categories: net earned premiums, management administrative fees, claims fees, commission revenue, net investment income, and net realized gains (losses).

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  The accounting estimates and related risks described in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 15, 2012, are those that we consider to be our critical accounting estimates.  For the three months and six months ended June 30, 2012, there have been no material changes in regard to any of our critical accounting estimates.

Non-GAAP Financial Measures

Net Operating (Loss) Income and Net Operating (Loss) Income Per Share

Net operating (loss) income and net operating (loss) income per share are non-GAAP measures that represent net (loss) income excluding net realized gains or loss, net of tax. The most directly comparable financial GAAP measures to net operating (loss) income and net operating (loss) income per share are net (loss) income and net (loss) income per share.  Net operating (loss) income and net operating (loss) income per share are intended as supplemental information and are not meant to replace net (loss) income nor net (loss) income per share. Net operating (loss) income and net operating (loss) income per share should be read in conjunction with the GAAP financial results.  The following is a reconciliation of net operating (loss) income to net (loss) income, as well as net operating (loss) income per share to net (loss) income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net operating (loss) income	$(8,752)	$8,381	$(1,225)	$22,398
Net realized gains, net of tax	1,020	1,399	1,597	2,031
Net (loss) income	$(7,732)	$9,780	$372	$24,429

Diluted earnings per common share:
Net operating (loss) income	$(0.17)	$0.16	$(0.02)	$0.42
Net (loss) income	$(0.15)	$0.18	$0.01	$0.46
Diluted weighted average common shares outstanding	50,251,591	53,248,573	50,583,368	53,323,802

We use net operating (loss) income and net operating (loss) income per share as components to assess our performance and as measures to evaluate the results of our business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the net effect of realized gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available for sale and not held for trading purposes. Realized gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Accordingly, net operating (loss) income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying loss or profitability of our business. We believe that it is useful for investors to evaluate net operating (loss) income and net operating (loss) income per share, along with net (loss) income and net (loss) income per share, when reviewing and evaluating our performance.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Accident year loss ratio	65.1%	66.4%	64.4%	65.0%
Increase (decrease) in net ultimate loss estimates on prior year loss reserves	13.3%	0.5%	9.5%	-0.6%
Net loss & LAE ratio	78.4%	66.9%	73.9%	64.4%

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Executive Overview

Our results for the second quarter of 2012 were impacted by the increase in net ultimate loss estimates for 2011 and prior accident years, which added 13.3 percentage points to the GAAP combined ratio. The second quarter 2012 increase in net ultimate loss estimates for accident years 2011 and prior primarily reflects incurred large loss activity that is higher than historic patterns. In certain segments of the business, this increase is connected to corporate and branch office claims initiatives that were recently implemented.  Our GAAP combined ratio was 111.1% for the second quarter of 2012 compared to 101.4% for the comparable quarter in 2011.  Our accident year combined ratio was 97.8% for the second quarter of 2012, compared to 100.9% in 2011.

Net operating loss, a non-GAAP measure, for the second quarter ended June 30, 2012 was ($8.8 million), or ($0.17) per diluted share, compared to net operating income of $8.4 million, or $0.16 per diluted share for the second quarter ended June 30, 2011.  The second quarter 2012 results include the pre-tax increase in net ultimate loss estimates for 2011 and prior accident years of $28.2 million. By contrast, the second quarter of 2011 results include the pre-tax increase in net ultimate loss estimates for 2010 and prior accident years of $0.9 million.

Gross written premium increased $43.4 million, or 20.4%, to $256.1 million, compared to $212.7 million in 2011.  The growth primarily reflects rate increases in combination with the maturation of existing programs and to a lesser extent new business initiatives that were implemented during the past twelve months. This growth was partially offset by reductions in certain programs where pricing and underwriting did not meet our targets.

Results of Operations

Net loss for the three months ended June 30, 2012, was ($7.7 million), or ($0.15) per dilutive share, compared to net income of $9.8 million, or $0.18 per dilutive share, for the comparable period of 2011.  Net operating loss, a non-GAAP measure, for the second quarter ended June 30, 2012 was ($8.8 million), or ($0.17) per diluted share, compared to net operating income of $8.4 million, or $0.16 per diluted share for the second quarter ended June 30, 2011.  Total diluted weighted average shares outstanding for the three months ended June 30, 2012 were 50,251,591 compared to 53,248,573 for the comparable period in 2011.  This decrease reflects the impact of our Share Repurchase Plan, which we have continued to repurchase shares.

Revenues

Revenues for the three months ended June 30, 2012, increased $30.9 million, or 15.1%, to $235.1 million, from $204.2 million for the comparable period in 2011.  This increase primarily reflects overall growth within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Three Months Ended June 30,
	2012	2011
Revenue:
Net earned premiums	$211,303	$181,470
Management administrative fees	2,823	3,041
Claims fees	1,599	1,606
Commission revenue	4,130	3,250
Net investment income	13,683	13,765
Net realized gains	1,567	1,094
Total revenue	$235,105	$204,226

Net earned premiums increased $29.8 million, or 16.4%, to $211.3 million for the three months ended June 30, 2012, from $181.5 million in the comparable period in 2011. This growth primarily reflects rate increase in combination with the maturation of  existing programs and to a lesser extent new business initiatives that were implemented during the past twelve months.  This growth was partially offset by reductions in certain programs where pricing and underwriting did not meet our targets.

Commission revenue increased $0.9 million, or 27.1%, to $4.1 million for the three months ended June 30, 2012, from $3.3 million for the comparable period in 2011. This increase was driven primarily by commission revenues generated from assets of a Michigan agency that was acquired in the fourth quarter of 2011.

Expenses

Expenses increased $52.9 million from $192.3 million for the three months ended June 30, 2011 to $245.2 million for the three months ended June 30, 2012.

The following table sets forth the components of expenses (in thousands):

	For the Three Months Ended June 30,
	2012	2011
Expense:
Net losses and loss adjustment expenses	$165,758	$121,403
Policy acquisition and other underwriting expenses	68,993	62,694
General selling & administrative expenses	6,327	5,631
General corporate expenses	758	(719)
Amortization expense	1,307	1,206
Interest expense	2,033	2,082
Total expenses	$245,176	$192,297

Net loss and loss adjustment expenses (“LAE”) increased $44.4 million, to $165.8 million for the three months ended June 30, 2012, from $121.4 million for the same period in 2011.  Our loss and LAE ratio was 78.4% for the three months ended June 30, 2012 and 66.9% for the three months ended June 30, 2011.  The loss and LAE ratio for the second quarter of 2012 includes a 13.3 percentage point increase from net ultimate loss estimates for accident years 2011 and prior, whereas the 2011 results include a 0.5 percentage point increase from net ultimate loss estimates for accident years 2010 and prior. The accident year loss and LAE ratio was 65.1% for the three months ended June 30, 2012 down from 66.4% in the comparable period in 2011. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $6.3 million, to $69.0 million for the three months ended June 30, 2012 from $62.7 million for the same period in 2011. Our expense ratio decreased 1.8 percentage points to 32.7% for the three months ended June 30, 2012, from 34.5% for the same period in 2011. The 2012 expense ratio improvement reflects a reduction in profit sharing commissions and leveraging of fixed costs over a larger premium base. These were partially offset by a reduction in the accrual for variable compensation that reduced policy acquisition expenses in 2011.

General corporate expenses increased $1.5 million, to $0.8 million for the three months ended June 30, 2012, from a benefit of $0.7 million for the same period in 2011.  The prior year amount reflects a reduction in the accrual for variable compensation; excluding this item, 2012 general corporate expenses were consistent with 2011.

The GAAP effective tax rate for both the three months ended June 30, 2012 and 2011, was approximately 18%.  Income tax expense (benefit) on capital gains and the change in our valuation allowance on deferred tax assets, was $547,000 and ($306,000) for the three months ended June 30, 2012 and 2011, respectively.  The annual effective tax rate for 2012 is expected to be approximately 15%.

Other Items

Equity earnings of affiliated, net of tax;

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holdings, LLC (“MFH”), for $14.8 million in cash.  We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star recognizes 28.5% of the profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from MFH of $0.6 million, or $0.01 per diluted share, for the three months ended June 30, 2012, compared to $0.2 million, which had no per diluted share impact, for the comparable period of 2011. We received dividends from MFH in the three months ended June 30, 2012 and 2011, of $0.9 million and $1.2 million, respectively.

Reserves

For the three months ended June 30, 2012, we reported an increase in net ultimate loss estimates for accident years 2011 and prior of $28.2 million, or 3.2% of $879.1 million of net loss and LAE reserves at December 31, 2011.  There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2011 and 2012.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Executive Overview

Our results for the six months ended June 30, 2012, were impacted by the increase in net ultimate loss estimates for 2011 and prior accident years, which added 9.5 percentage points to the GAAP combined ratio. The year-to-date 2012 increase in net ultimate loss estimates for accident years 2011 and prior primarily reflects incurred large loss activity that is higher than historic patterns. Our GAAP combined ratio was 106.6% for the six months ended June 30, 2012, compared to 98.7% for the comparable quarter in 2011.  Our accident year combined ratio was 97.1% for the six months ended June 30, 2012, compared to 99.3% in 2011.

Net operating loss, a non-GAAP measure, for the six months ended June 30, 2012 was ($1.2 million), or ($0.02) per diluted share, compared to net operating income of $22.4 million, or $0.42 per diluted share for the six months ended June 30, 2011.  The six months ended June 30, 2012, results include the pre-tax increase in net ultimate loss estimates for 2011 and prior accident years of $38.4 million. By contrast, the six months ended 2011 results include an after-tax decrease in net ultimate loss estimates for 2010 and prior accident years of $2.4 million.

Gross written premium increased $76.4 million, or 17.5%, to $514.0 million, compared to $437.6 million in 2011. The growth primarily reflects rate increases in combination with the maturation of existing programs and to a lesser extent new business initiatives that were implemented during the past twelve months. This growth was partially offset by reductions in certain programs where pricing and underwriting did not meet our targets.

Results of Operations

Net income for the six months ended June 30, 2012, was $0.4 million, or $0.01 per diluted share, compared to net income of $24.4 million, or $0.46 per diluted share, for the comparable period of 2011.  Net operating loss, a non-GAAP measure, for the six months ended June 30, 2012 was ($1.2 million), or ($0.02) per diluted share, compared to net operating income of $22.4 million, or $0.42 per diluted share for the six months ended June 30, 2011.  Total diluted weighted average shares outstanding for the six months ended June 30, 2012 were 50,583,368 compared to 53,323,802 for the comparable period in 2011.  This decrease reflects the impact of our Share Repurchase Plan, which we have continued to repurchase shares.

Revenues

Revenues for the six months ended June 30, 2012, increased $53.6 million, or 13.5%, to $451.3 million, from $397.7 million for the comparable period in 2011.  This increase primarily reflects overall growth within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Six Months Ended June 30,
	2012	2011
Revenue:
Net earned premiums	$404,118	$352,128
Management administrative fees	5,751	6,399
Claims fees	3,261	3,213
Commission revenue	8,505	6,723
Net investment income	27,415	27,337
Net realized gains	2,299	1,906
Total revenue	$451,349	$397,706

Net earned premiums increased $52.0 million, or 14.8%, to $404.1 million for the six months ended June 30, 2012, from $352.1 million in the comparable period in 2011. This growth primarily reflects rate increases in combination with the maturation of existing programs and to a lesser extent new business initiatives that were implemented during the past twelve months.  This growth was partially offset by reductions in certain programs where pricing and underwriting did not meet our targets.

Commission revenue increased $1.8 million, or 26.5%, to $8.5 million for the six months ended June 30, 2012, from $6.7 million for the comparable period in 2011. This increase was driven primarily by commission revenues generated from assets of a Michigan agency that was acquired in the fourth quarter of 2011.

Expenses

Expenses increased $85.4 million from $366.7 million for the six months ended June 30, 2011 to $452.1 million for the six months ended June 30, 2012.

The following table sets forth the components of expenses (in thousands):

	For the Six Months Ended June 30,
	2012	2011
Expense:
Net losses and loss adjustment expenses	$298,505	$226,665
Policy acquisition and other underwriting expenses	132,106	120,851
General selling & administrative expenses	12,666	11,875
General corporate expenses	2,131	636
Amortization expense	2,723	2,438
Interest expense	4,010	4,254
Total expenses	$452,141	$366,719

Net loss and LAE increased $71.8 million, to $298.5 million for the six months ended June 30, 2012, from $226.7 million for the same period in 2011.  Our loss and LAE ratio was 73.9% for the six months ended June 30, 2012 and 64.4% for the six months ended June 30, 2011.  The loss and LAE ratio for the second quarter of 2012 include a 9.5 percentage point increase from net ultimate loss estimates for accident years 2011 and prior, whereas the 2011 results include a 0.6 percentage point decrease from net ultimate loss estimates for accident years 2010 and prior. The accident year loss and LAE ratio was 64.4% for the six months ended June 30, 2012 down from 65.0% in the comparable period in 2011. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $11.3 million, to $132.1 million for the six months ended June 30, 2012 from $120.9 million for the same period in 2011. Our expense ratio decreased 1.6 percentage points to 32.7% for the six months ended June 30, 2012, from 34.3% for the same period in 2011. The 2012 expense ratio improvement reflects a reduction in profit sharing commissions and leveraging of fixed costs over a larger premium base.

General corporate expenses increased $1.5 million, to $2.1 million for the six months ended June 30, 2012, from $0.6 million for the same period in 2011.  The prior year amount reflects a reduction in the accrual for variable compensation; excluding this item, 2012 general corporate expenses were consistent with 2011.

The GAAP effective tax rate for the six months ended June 30, 2012 was approximately 15%, compared to 24%, for the same period in 2011.  Income tax expense (benefit) on capital gains and the change in our valuation allowance on deferred tax assets was $702,000 and ($126,000) for the six months ended June 30, 2012 and 2011, respectively.  The lower rate reflects a higher proportion of taxable income derived from net investment income, which includes a portion of tax exempt income, rather than, fee based or underwriting income. The annual effective tax rate for 2012 is expected to be approximately 15%.

Other Items

Equity earnings of affiliated, net of tax;

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holdings, LLC (“MFH”), for $14.8 million in cash.  We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star recognizes 28.5% of the profits and losses as a result of this equity interest ownership.  We recognized equity earnings, net of tax, from MFH of $1.3 million, or $0.02 per diluted share, for the six months ended June 30, 2012, compared to $1.2 million, or $0.02 per diluted share, for the comparable period of 2011. We received dividends from MFH in the six months ended June 30, 2012 and 2011, for $1.8 million and $1.7 million, respectively.

Reserves

At June 30, 2012 our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $951.6 million. We established a reasonable range of reserves of approximately $875.5 million to $1.0 billion. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$363,707	$415,290	$389,086
Residual Markets	16,094	17,825	17,307
Commercial Multiple Peril / General Liability	346,339	429,171	386,092
Commercial Automobile	115,851	130,613	123,464
Other	33,510	37,603	35,692
Total Net Reserves	$875,501	$1,030,502	$951,641

Reserves are reviewed and established by our internal actuaries for adequacy and are peer reviewed by our third-party actuaries. When reviewing reserves, we analyze historical data and estimate the impact of numerous factors such as (1) per claim information; (2) industry and our historical loss experience; (3) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (4) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.  There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the six months ended June 30, 2012, and the year ended December 31, 2011.

For the six months ended June 30, 2012, we reported an increase in net ultimate loss estimates for accident years 2011 and prior of $38.4 million, or 4.4% of $879.1 million of beginning net loss and LAE reserves at December 31, 2011. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2012 that differed from the projected activity. There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2011 and for the six months ended June 30, 2012. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2011	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at June 30, 2012

Workers' Compensation	$358,131	$107,272	$10,873	$118,145	$10,429	$76,761	$87,190	$389,086
Residual Markets	17,682	2,027	(732)	1,295	592	1,078	1,670	17,307
Commercial Multiple Peril /General Liability	353,311	72,494	16,491	88,985	2,841	53,363	56,204	386,092
Commercial Automobile	117,594	44,482	9,043	53,525	10,828	36,827	47,655	123,464
Other	32,375	33,804	2,751	36,555	14,923	18,315	33,238	35,692
Net Reserves	879,093	$260,079	$38,426	$298,505	$39,613	$186,344	$225,957	951,641
Reinsurance Recoverable	315,884							349,361
Consolidated	$1,194,977							$1,301,002

The following table shows the re-estimated December 31, 2011 held reserves by line of business as of June 30, 2012 (in thousands):

Line of Business	Reserves at December 31, 2011	Total Re-estimated Reserves at June 30, 2012 on Prior Years	Development as a Percentage of Prior Year Reserves

Workers' Compensation	$358,131	$369,004	3.0%
Commercial Multiple Peril / General Liability	353,311	369,802	4.7%
Commercial Automobile	117,594	126,637	7.7%
Other	32,375	35,126	8.5%
Sub-total	861,411	900,569	4.5%
Residual Markets	17,682	16,950	-4.1%
Total Net Reserves	$879,093	$917,519	4.4%

Workers’ Compensation Excluding Residual Markets

The net ultimate loss estimates for accident years 2011 and prior in the workers' compensation line of business increased $10.9 million, or 3.0%. This was driven primarily by accident years 2009 through 2011. The increase in net ultimate loss estimates is $3.0 million, $4.6 million, and $3.5 million for the 2011, 2010 and 2009 accident years, respectively. These increases were partially offset by a reduction in net ultimate loss estimates for accident years 2008 and prior.

In this line of business we continue to see favorable overall underwriting results. In California, where we have achieved a cumulative filed rate increase of 41.4% starting in 2009, our workers’ compensation business remains profitable. These rate increases have exceeded loss cost trends. However, we have slightly increased loss estimates for prior accident years.  In other areas of the country, underwriting actions and rate increases have been effective and ultimate loss estimates have decreased.

Commercial Multiple Peril / General Liability

The $16.5 million increase, or 4.7%, in net ultimate loss estimates in the commercial multiple peril/general liability line of business is primarily from higher than expected large case reserve movement in our Public Entity Excess liability program by about $9.6 million.  As a result of our ongoing and proactive oversight of the primary claim management process within our insureds’ underlying self-insured layer, particularly on high exposure cases, we believe our reserving to the ultimate probable costs per file has accelerated at a pace that is unprecedented in this program.  While we adjusted for this acceleration we also recognized a need for higher ultimate loss estimates and these additions totaled $9.6 million as noted above.

The remainder of the increase in net ultimate loss estimates for accident years 2011 and prior was driven by a number of large claims that were strengthened in the second quarter of 2012.

Commercial Automobile

The $9.0 million increase, or 7.7%, in net ultimate loss estimates for the commercial automobile line of business is primarily in the 2011 and 2010 accident years and also reflects the emergence of higher than expected large loss activity.  The increase in net ultimate loss estimates includes the policies written prior to July 2011 on our transportation program and slightly higher than expected severity on a smaller west coast based program.  The Company has been aggressively raising rates and reducing premium volume to lower future loss ratios in this line of business.

Cumulative rate increases in the transportation program have been approximately 46% since 2010 and exposure base is down more than 50%. As these rate increases continue to earn out in 2012, we expect improved current accident year results for this business.

Other

The $2.8 million increase, or 8.5%, in net ultimate loss estimates in the other lines of business is primarily from 2011 accident year property exposures where we had a handful of larger claims that occurred in late 2011, but were not reported until the first quarter of 2012. These occurrences were partially offset by better than expected frequency in our medical malpractice line of business.

Cumulative rate increases in other lines since 2009 have been approximately 4.6%.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $0.7 million, or 4.1% of net reserves. This decrease reflects reductions in various accident years.  We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the ordinary dividend available that can be paid from the Insurance Company Subsidiaries during 2012 is $41.2 million without prior regulatory approval. Of this $41.2 million, ordinary dividends of $12.5 million have been declared and paid as of June 30, 2012. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $96.0 million of extraordinary dividends in 2012, subject to prior regulatory approval. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income.  Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $12.5 million and zero for the six months ended June 30, 2012 and 2011, respectively.  We remain within our targets as they relate to our premium leverage ratios, taking into consideration the dividends paid by our Insurance Company Subsidiaries.  Our guidelines for gross and net written premium to statutory surplus are 2.75 to 1.0 and 2.25 to 1.0, respectively.  As of June 30, 2012, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.6 to 1.0 and 2.2 to 1.0, respectively.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees.  These sources of income are available for debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries.  Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $5.4 million for the six months ended June 30, 2012.

We have a total revolving credit facility of $35.0 million, which may include up to $15.0 million in letters of credit. As of June 30, 2012, we had $14.5 million outstanding balance on our revolving credit facility and $0.5 million in letters of credit issued.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Based on our subsidiaries’ subsidiaries’ membership in the FHLBI, we have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity.  As of June 30, 2012, we had borrowed $30.0 million from the FHLBI. The proceeds were used to fund purchases of high quality bonds with maturities that match the maturity of the FHLBI credit facility. Due to the low cost of the FHLBI funding, the Company expects to generate returns in excess of its cost of borrowing under this strategy. We have the ability to increase our borrowing capacity through additional investments and pledging additional securities.

Cash flow provided by operations was $73.0 million and $61.9 million for the six months ended June 30, 2012 and 2011, respectively. The increase in operating cash flows is driven primarily by a decrease in estimated federal income tax payments in the current year. We maintain a strong balance sheet with diversified geographic risks, high quality reinsurance and a high quality investment portfolio.

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

Refer to Note 5 ~ Derivative Instruments of the Notes to the Consolidated Financial Statements, for additional information specific to our interest rate swaps.

Credit Facilities

Refer to Note 4 ~ Debt of the Notes to the Consolidated Financial Statements, for additional information specific to our credit facilities and debentures.

Investment Portfolio

As of June 30, 2012 and December 31, 2011, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.6 billion and $1.5 billion, respectively.

In general, we believe our overall investment portfolio is conservatively invested.  The effective duration of the investment portfolio at June 30, 2012, is 4.9 years, compared to 5.0 years at June 30, 2011.  Our pre-tax book yield as of June 30, 2012 is 3.9%, compared to 4.2% in 2011.  The current after-tax yield is 3.0% as of June 30, 2012, compared to 3.1% in 2011.  Approximately 99.1% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

Refer to Note 7 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commitments

For the six months ended June 30, 2012, there were no material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of June 30, 2012.  Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus.  The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years.  At June 30, 2012 and December 31, 2011, our fixed income portfolio had an effective duration of 4.9 years.

At June 30, 2012, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.5 billion.  Our market risk relating to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income.  These investments comprised 1.7% of our investment portfolio as of June 30, 2012.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,526,846	$1,465,999	$1,394,724
Yield to Maturity or Call	1.55%	2.28%	3.26%
Effective Duration	4.6	4.9	5.0

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates.  Thus, our interest expense on these debentures is directly correlated to market interest rates.  At June 30, 2012 and December 31, 2011, we had outstanding debentures of $80.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates.  Thus, our interest expense on our term loan is directly correlated to market interest rates.  At June 30, 2012, we had an outstanding balance on our term loan of $16.5 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $165,000.  At December 31, 2011, we had an outstanding balance on our term loan of $23.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $239,000.

We have entered into interest rate swap transactions to mitigate our interest rate risk on our existing debt obligations.  These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges.  These interest rate swap transactions are recorded at fair value on the balance sheet and the effective portion of the changes in fair value are accounted for within other comprehensive income.  The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense.  Refer to Note 5 ~ Derivative Instruments of the Notes to the Consolidated Financial Statements, for further detail relating to our interest rate swap transactions.

In addition, our revolving line of credit under which we can borrow up to $35.0 million is subject to variable interest rates.  Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates.  At June 30, 2012, we had a $14.5 million outstanding balance on our line of credit. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $145,000.  At December 31, 2011, we had $4.5 million outstanding on this revolving line of credit.  At this level, a 100 basis point (1%) change in market rates would have changed annual interest expense by $45,000.  At June 30, 2012 and December 31, 2011, $0.5 million in letters of credit had been issued.

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

As of June 30, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended June 30, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 9 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2012, which is hereby incorporated by reference.

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

The following table represents information with respect to repurchases of the Company’s common stock for the quarterly period ended June 30, 2012:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may still be Repurchased Under the Plans or Programs
April 1 - April 30, 2012	-	$-	-	4,470,000
May 1 - May 31, 2012	513,000	8.88	-	3,957,000
June 1 - June 30, 2012	224,300	8.73	-	3,732,700
Total	737,300	$8.84	-

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

Dated: August 9, 2012

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