Form 10-Q
period 2012-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2012-11-09
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

The aggregate number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding on  November 1, 2012, was 49,776,011.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30,
		As Adjusted
	2012	2011
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$265,619	$225,219
Ceded	(42,212)	(31,632)
Net earned premiums	223,407	193,587
Net commissions and fees	7,410	7,293
Net investment income	13,815	13,502
Realized gains (losses):
Total other-than-temporary impairments on securities	-	-
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	-
Net realized gains excluding other-than-temporary impairments on securities	902	363
Net realized gains	902	363
Total revenues	245,534	214,745

Expenses
Losses and loss adjustment expenses	242,847	153,809
Reinsurance recoveries	(30,149)	(24,853)
Net losses and loss adjustment expenses	212,698	128,956
Policy acquisition and other underwriting expenses	71,373	64,833
General, selling and administrative expenses	5,745	5,876
General corporate expenses	717	273
Amortization expense	1,372	1,208
Interest expense	2,372	2,066
Total expenses	294,277	203,212
(Loss) income before taxes and equity earnings	(48,743)	11,533
Federal and state income tax (benefit) expense	(21,357)	2,531
Equity earnings of affiliates, net of tax	791	649
Equity (losses) earnings of unconsolidated subsidiaries, net of tax	(15)	(8)
Net (loss) income	$(26,610)	$9,643

(Losses) Earnings Per Share
Basic	$(0.53)	$0.18
Diluted	$(0.53)	$0.18

Weighted average number of common shares
Basic	49,776,011	52,240,813
Diluted	49,776,011	52,355,581

Dividends paid per common share	$0.05	$0.04

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30,
		As Adjusted
	2012	2011
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$741,646	$635,581
Ceded	(114,121)	(89,866)
Net earned premiums	627,525	545,715
Net commissions and fees	24,927	23,628
Net investment income	41,230	40,839
Realized gains (losses):
Total other-than-temporary impairments on securities	-	(84)
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	(84)
Net realized gains excluding other-than-temporary impairments on securities	3,201	2,353
Net realized gains	3,201	2,269
Total revenues	696,883	612,451

Expenses
Losses and loss adjustment expenses	601,342	423,889
Reinsurance recoveries	(90,139)	(68,268)
Net losses and loss adjustment expenses	511,203	355,621
Policy acquisition and other underwriting expenses	203,479	185,684
General, selling and administrative expenses	18,411	17,751
General corporate expenses	2,848	909
Amortization expense	4,095	3,646
Interest expense	6,382	6,320
Total expenses	746,418	569,931
(Loss) income before taxes and equity earnings	(49,535)	42,520
Federal and state income tax (benefit) expense	(21,284)	10,313
Equity earnings of affiliates, net of tax	2,041	1,895
Equity losses of unconsolidated subsidiaries, net of tax	(28)	(30)
Net (loss) income	$(26,238)	$34,072

(Losses) Earnings Per Share
Basic	$(0.52)	$0.64
Diluted	$(0.52)	$0.64

Weighted average number of common shares
Basic	50,312,285	52,860,729
Diluted	50,312,285	52,974,390

Dividends paid per common share	$0.15	$0.12

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30,
		As Adjusted
	2012	2011
	(Unaudited)
	(In thousands)
Net (loss) income	$(26,610)	$9,643
Other comprehensive (loss) income, net of tax:
Unrealized gain on securities	11,921	16,788
Unrealized gains in affiliates and unconsolidated subsidiaries	57	23
Increase on non-credit other-than-temporary impairments on securities	271	74
Net deferred derivative losses - hedging activity	(72)	(275)
Less reclassification adjustment for investment gains included in net income	(880)	(342)
Other comprehensive gains	11,297	16,268
Comprehensive (loss) income	$(15,313)	$25,911

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30,
		As Adjusted
	2012	2011
	(Unaudited)
	(In thousands)
Net (loss) income	$(26,238)	$34,072
Other comprehensive (loss) income, net of tax:
Unrealized gains on securities	19,653	27,936
Unrealized gains in affiliates and unconsolidated subsidiaries	222	22
Increase on non-credit other-than-temporary impairments on securities	563	159
Net deferred derivative (losses) gains - hedging activity	(185)	10
Less reclassification adjustment for investment gains included in net income	(3,236)	(2,222)
Other comprehensive gains	17,017	25,905
Comprehensive (loss) income	$(9,221)	$59,977

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

		As Adjusted
	September 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,397,121 and $1,252,775)	$1,527,482	$1,358,749
Equity securities available for sale, at fair value (cost of $22,559 and $25,176)	25,615	27,174
Cash and cash equivalents	111,144	101,757
Accrued investment income	15,216	13,757
Premiums and agent balances receivable, net	225,943	183,160
Reinsurance recoverable on:
Paid losses	14,251	9,870
Unpaid losses	366,998	315,884
Prepaid reinsurance premiums	52,756	33,754
Deferred policy acquisition costs	84,372	74,467
Goodwill	121,041	120,792
Other intangible assets	31,465	34,483
Other assets	121,097	96,251
Total assets	$2,697,380	$2,370,098

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,409,422	$1,194,977
Unearned premiums	465,076	386,750
Debt	70,000	28,375
Debentures	80,930	80,930
Accounts payable and accrued expenses	35,923	38,716
Funds held and reinsurance balances payable	43,016	25,903
Payable to insurance companies	3,855	4,321
Deferred income taxes, net	13,489	8,453
Other liabilities	18,342	16,522
Total liabilities	2,140,053	1,784,947

Shareholders' Equity
Common stock, $0.01 par value; authorized 75,000,000 shares; 49,776,011 and
51,050,204 shares issued and outstanding	505	520
Additional paid-in capital	272,336	279,005
Retained earnings	200,360	238,539
Note receivable from officer	(745)	(767)
Accumulated other comprehensive income	84,871	67,854
Total shareholders' equity	557,327	585,151
Total liabilities and shareholders' equity	$2,697,380	$2,370,098

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid- In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited, In thousands)
Balances December 31, 2011 (As previously reported)	$520	$279,005	$245,816	$(767)	$67,854	$592,428
Cumulative effect of adjustment resulting from adoption of new accounting guidance	-	-	(7,277)	-	-	(7,277)
As Adjusted Balances December 31, 2011	520	279,005	238,539	(767)	67,854	585,151
Net loss	-	-	(26,238)	-	-	(26,238)
Dividends declared	-	-	(7,546)	-	-	(7,546)
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	16,539	16,539
Change in valuation allowance on deferred tax assets	-	-	-	-	441	441
Net deferred derivative loss - hedging activity	-	-	-	-	(185)	(185)
Stock award	-	279	-	-	-	279
Long term incentive plan; stock award for 2012 plan years	-	159	-	-	-	159
Change in investment of affiliates, net of tax	-	-	-	-	197	197
Change in investment of unconsolidated subsidiaries	-	-	-	-	25	25
Repurchase of 1,267,300 shares of common stock	(15)	(7,107)	(4,395)	-	-	(11,517)
Note receivable from officer	-	-	-	22	-	22
Balances September 30, 2012	$505	$272,336	$200,360	$(745)	$84,871	$557,327

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,
		As Adjusted
	2012	2011
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net (loss) income	$(26,238)	$34,072
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	4,095	3,646
Amortization of deferred debenture issuance costs	94	94
Depreciation of furniture, equipment, and building	3,916	3,916
Net amortization of discount and premiums on bonds	4,680	3,092
Gain on sale of investments, net	(3,236)	(2,222)
Gain on sale of fixed assets	(66)	(47)
Long-term incentive plan expense (benefit)	159	(1,195)
Stock award	279	454
Equity earnings of affiliates, net of taxes	(2,041)	(1,895)
Equity losses of unconsolidated subsidiaries, net of tax	28	30
Deferred income tax benefit	(3,437)	(9,304)
Goodwill adjustment	(249)	-
Write-off of book of business	123	-
Changes in operating assets and liabilities:
(Increase) in:
Premiums and agent balances receivable	(42,783)	(23,829)
Reinsurance recoverable on paid and unpaid losses	(55,495)	(23,655)
Prepaid reinsurance premiums	(19,002)	(6,502)
Deferred policy acquisition costs	(9,905)	(8,335)
Other assets	(3,773)	(3,409)
Increase (decrease) in:
Losses and loss adjustment expenses	214,445	92,397
Unearned premiums	78,326	45,328
Payable to insurance companies	(466)	55
Funds held and reinsurance balances payable	17,113	5,409
Other liabilities	(28,676)	(13,225)
Total adjustments	154,129	60,803
Net cash provided by operating activities	127,891	94,875
Cash Flows From Investing Activities
Purchase of debt securities available for sale	(242,172)	(170,746)
Proceeds from sales and maturities of debt securities available for sale	103,529	104,272
Proceeds from sales of equity securities available for sale	3,090	700
Capital expenditures	(2,183)	(5,606)
Acquisition of rights renewals	-	(164)
Other investing activities	(4,008)	132
Net cash used in investing activities	(141,744)	(71,412)
Cash Flows From Financing Activities
Proceeds from term loan	30,000	-
Proceeds from line of credit	20,000	-
Proceeds from FHLB advance	30,000	-
Payments on term loan	(23,875)	(10,188)
Payments on line of credit	(14,500)	-
Book overdrafts	656	(593)
Dividends paid on common stock	(7,546)	(6,336)
Share repurchases	(11,517)	(20,441)
Other financing activities	22	29
Net cash provided by (used in) financing activities	23,240	(37,529)
Net increase (decrease) in cash and cash equivalents	9,387	(14,066)
Cash and cash equivalents, beginning of period	101,757	90,414
Cash and cash equivalents, end of period	$111,144	$76,348
Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,951	$6,074
Net income taxes paid	$3,510	$18,279
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock-based employee compensation	$279	$454

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period.  Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates.  Actual results could differ from those estimates.  The results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full year.

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

Income Taxes

As of September 30, 2012 and December 31, 2011, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.

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

The effect of adoption of this new guidance on the consolidated income and comprehensive income statements for the three months and nine months ended September 30, 2011 was as follows:

	Three Months Ended September 30, 2011
(In thousands)	As Previously Reported	Adj.	As Adjusted Reported
Policy acquisition and other underwriting expenses	$64,665	$168	$64,833
Total expenses	203,044	168	203,212
Income before taxes and equity earnings	11,701	(168)	11,533
Federal and state income tax expense	2,590	(59)	2,531
Net income	9,752	(109)	9,643
Comprehensive income	26,020	(109)	25,911

Earnings per share
Basic	$0.19	$(0.01)	$0.18
Diluted	$0.19	$(0.01)	$0.18

	Nine Months Ended September 30, 2011
(In thousands)	As Previously Reported	Adj.	As Adjusted Reported
Policy acquisition and other underwriting expenses	$184,553	$1,131	$185,684
Total expenses	568,800	1,131	569,931
Income before taxes and equity earnings	43,651	(1,131)	42,520
Federal and state income tax expense	10,709	(396)	10,313
Net income	34,807	(735)	34,072
Comprehensive income	60,712	(735)	59,977

Earnings per share
Basic	$0.66	$(0.02)	$0.64
Diluted	$0.66	$(0.02)	$0.64

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effect of adoption of this new guidance on the consolidated cash flows statement for the nine months ended September 30, 2011 was as follows:

	Nine Months Ended September 30, 2011
(In thousands)	As Previously Reported	Adjustment	As Adjusted Reported
Net income	$34,807	$(735)	$34,072
Deferred income tax expense	(8,908)	(396)	(9,304)
Deferred policy acquisition costs	(9,466)	1,131	(8,335)

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Investments

The cost or amortized cost, gross unrealized gains, losses, non-credit other-than-temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$19,298	$1,745	$-	$-	$21,043
Obligations of states and political subs	638,724	55,903	-	-	694,627
Corporate securities	566,869	57,765	(63)	-	624,571
Redeemable preferred stock	1,743	441	-	-	2,184
Residential mortgage-backed securities	124,525	10,222	(1)	-	134,746
Commercial mortgage-backed securities	35,556	2,877	-	-	38,433
Other asset-backed securities	10,406	1,714	(242)	-	11,878
Total debt securities available for sale	1,397,121	130,667	(306)	-	1,527,482
Equity Securities:
Perpetual preferred stock	7,796	1,940	-	-	9,736
Common stock	14,763	1,281	(165)	-	15,879
Total equity securities available for sale	22,559	3,221	(165)	-	25,615
Total securities available for sale	$1,419,680	$133,888	$(471)	$-	$1,553,097

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$20,510	$1,856	$-	$-	$22,366
Obligations of states and political subs	556,265	49,742	(5)	-	606,002
Corporate securities	469,770	40,591	(1,292)	-	509,069
Redeemable preferred stock	1,924	330	-	-	2,254
Residential mortgage-backed securities	152,719	11,534	(40)	(228)	163,985
Commercial mortgage-backed securities	37,191	2,337	-	-	39,528
Other asset-backed securities	14,396	1,695	(33)	(513)	15,545
Total debt securities available for sale	1,252,775	108,085	(1,370)	(741)	1,358,749
Equity Securities:
Perpetual preferred stock	10,413	1,792	(58)	-	12,147
Common stock	14,763	597	(333)	-	15,027
Total equity securities available for sale	25,176	2,389	(391)	-	27,174
Total securities available for sale	$1,277,951	$110,474	$(1,761)	$(741)	$1,385,923

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Unrealized gains	$133,888	$110,474
Unrealized losses	(471)	(1,761)
Non-credit OTTI	-	(741)
Net unrealized gains	133,417	107,972
Deferred federal income tax expense	(46,696)	(37,790)
Net unrealized gains on investments, net of deferred federal income taxes	$86,721	$70,182

Net realized gains (losses including OTTI) on securities, for the three months and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Realized gains (losses):
Debt securities:
Gross realized gains	$818	$274	$2,812	$2,141
Gross realized losses	(16)	(22)	(49)	(163)
Total debt securities	802	252	2,763	1,978
Equity securities:
Gross realized gains	78	90	473	244
Gross realized losses	-	-	-	-
Total equity securities	78	90	473	244
Net realized gains	$880	$342	$3,236	$2,222

OTTI included in realized losses on securities above	$-	$-	$-	$(84)

Proceeds from the sales of fixed maturity securities available for sale were $6.6 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively. Proceeds from the sales of fixed maturity securities available for sale were $27.0 million and $28.5 million for the nine months ended September 30, 2012 and 2011, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2012, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$45,884	$46,446
Due after one year through five years	353,917	377,406
Due after five years through ten years	634,545	713,525
Due after ten years	192,288	205,048
Mortgage-backed securities, collateralized obligations and asset-backed securities	170,487	185,057
	$1,397,121	$1,527,482

Net investment income for the three months and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net Investment Income Earned From:
Debt securities	$13,544	$13,207	$40,348	$39,834
Equity Securities	421	452	1,297	1,431
Cash and cash equivalents	197	176	610	567
Total gross investment income	14,162	13,835	42,255	41,832
Less investment expenses	347	333	1,025	993
Net investment income	$13,815	$13,502	$41,230	$40,839

Other-Than-Temporary Impairments of Securities and Unrealized Losses on Investments

Available for sale securities are reviewed for declines in fair value that are determined to be other-than-temporary.  For a debt security, if the Company intends to sell a security and it is more likely than not that the Company will be required to sell a debt security before recovery of its amortized cost basis and that the fair value of the debt security is below amortized cost, the Company concludes that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss in the Consolidated Statements of Income.  If the Company does not intend to sell a debt security and it is not more likely than not that the Company will be required to sell a debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), the Company concludes that an OTTI has occurred.  In this instance, accounting guidance requires the bifurcation of the total OTTI into the amount related to the credit loss, which is recognized in earnings, and the non-credit OTTI, which is recorded in Other comprehensive income as an unrealized non-credit OTTI in the Consolidated Statements of Comprehensive Income.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

When assessing the Company’s intent to sell a debt security, if it is more likely than not that the Company will be required to sell a debt security before recovery of its cost basis, facts and circumstances such as, but not limited to, decisions to reposition the security portfolio, sales of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing, are evaluated.  In order to determine the amount of the credit loss for a debt security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows expected to be recovered.  The discount rate is the effective interest rate implicit in the underlying debt security upon issuance.  The effective interest rate is the original yield or the coupon if the debt security was previously impaired.  If an OTTI exists and there is not sufficient cash flows or other information to determine a recovery value of the security, the Company concludes that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss in the Consolidated Statements of Income.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

After the Company’s review of its investment portfolio in relation to this policy, the Company did not record a credit or a non-credit related OTTI loss for the three months or nine months ended September 30, 2012. For the three months and nine months ended September 30, 2011, the Company recorded no credit OTTI loss and a credit OTTI loss of $84,000, respectively. For the three months and nine months ended September 30, 2011, no non-credit related OTTI losses were recognized by the Company in Other comprehensive income.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	September 30, 2012
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of states and political subs	-	-	-	-	-	-	-	-	-
Corporate securities	3	5,305	(29)	1	3,071	(34)	4	8,376	(63)
Redeemable preferred stock	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	1	1	-	1	24	(1)	2	25	(1)
Commercial mortgage-backed securities	-	-	-	-	-	-	-	-	-
Other asset-backed securities	3	2,001	(26)	5	1,348	(216)	8	3,349	(242)
Total debt securities	7	7,307	(55)	7	4,443	(251)	14	11,750	(306)
Equity Securities:
Perpetual preferred stock	-	-	-	-	-	-	-	-	-
Common stock	-	-	-	2	4,606	(165)	2	4,606	(165)
Total equity securities	-	-	-	2	4,606	(165)	2	4,606	(165)
Total securities	7	$7,307	$(55)	9	$9,049	$(416)	16	$16,356	$(471)

	December 31, 2011
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of states and political subs	1	202	(2)	2	923	(3)	3	1,125	(5)
Corporate securities	15	27,154	(1,292)	-	-	-	15	27,154	(1,292)
Redeemable preferred stock	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	4	183	(38)	2	3,561	(230)	6	3,744	(268)
Commercial mortgage-backed securities	1	683	-	-	-	-	1	683	-
Other asset-backed securities	3	1,163	(27)	8	1,831	(519)	11	2,994	(546)
Total debt securities	24	29,385	(1,359)	12	6,315	(752)	36	35,700	(2,111)
Equity Securities:
Perpetual preferred stock	3	1,079	(58)	-	-	-	3	1,079	(58)
Common stock	1	279	(12)	3	4,851	(321)	4	5,130	(333)
Total equity securities	4	1,358	(70)	3	4,851	(321)	7	6,209	(391)
Total securities	28	$30,743	$(1,429)	15	$11,166	$(1,073)	43	$41,909	$(2,502)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in Other comprehensive income were as follows (in thousands):

Balance as of December 31, 2011	$(789)
Additional credit impairments on:
Previously impaired securities	-
Securities for which an impairment was not previously recognized	-
Reductions	-
Balance as of September 30, 2012	$(789)

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 1 – Valuations that are based on unadjusted quoted prices in active markets for identical securities. The fair value of exchange-traded preferred and common equities, and mutual funds included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The fair value measurements that were based on Level 1 inputs comprise 1.7% of the fair value of the total investment portfolio.

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

The Level 3 securities consist of 38 securities totaling $6.3 million or 0.4% of the fair value of the total investment portfolio.  These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip.  To fair value these securities, the third party investment manager uses a combination of methods.  Non-binding broker/dealer quotes are used on 3 holdings.  Benchmarking techniques based upon industry sector, rating and other factors are used on the other 35 holdings.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of September 30, 2012 (in thousands):

		Fair Value Measurements Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Debt Securities:
U.S. Government and agencies	$21,043	$-	$21,043	$-
Obligations of states and political subs	694,627	-	694,627	-
Corporate securities	624,571	-	623,449	1,122
Redeemable preferred stock	2,184	2,184	-	-
Residential mortgage-backed securities	134,746	-	134,717	29
Commercial mortgage-backed securities	38,433	-	37,705	728
Other asset-backed securities	11,878	-	7,442	4,436
Total debt securities available for sale	1,527,482	2,184	1,518,983	6,315
Equity Securities:
Perpetual preferred stock	9,736	8,976	760	-
Common stock	15,879	15,879	-	-
Total equity securities available for sale	25,615	24,855	760	-
Total securities available for sale	$1,553,097	$27,039	$1,519,743	$6,315

Derivatives - interest rate swaps	$(5,328)	$-	$(5,328)	$-

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Balance as of December 31, 2011	$4,659

Total gains or losses (realized/unrealized):
Included in earnings	48
Included in other comprehensive income	52

Purchases	-
Issuances	-
Settlements	(4)

Transfers in and out of Level 3	1,560
Balance as of September 30, 2012	$6,315

There were no credit losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of a reporting period.  During the three and nine months ended September 30, 2012, there were no transfers between Level 1 and Level 2. During the three months ended September 30, 2012, there were 25 structured securities transferred into Level 3 from Level 2. During the nine months ended September 30, 2012, there were 26 structured securities transferred into Level 3 from Level 2, as fair value was no longer determined using market inputs that could be directly or indirectly observable.

NOTE 4 – Debt

Credit Facilities

On August 29, 2012, the Company executed $130.0 million in senior credit facilities (the “Credit Facilities”).  The Credit Facilities include a $30.0 million term loan facility and a $100.0 million revolving credit facility.

The Term Loan Facility has a four year term with a $30.0 million borrowing limit, which, subject to certain exceptions, can be increased up to an additional $25.0 million.  As of September 30, 2012, the outstanding balance on its term loan facility was $30.0 million.  The Company had a $10.0 million outstanding balance on its revolving credit facility as of September 30, 2012, and $0.5 million in letters of credit had been issued as of September 30, 2012.  The undrawn portion of the revolving credit facility, which was $89.5 million as of September 30, 2012, is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.  These Credit Facilities replaced the Company’s former term loan and revolving credit agreement, which were terminated upon the execution of the Credit Facilities. At the time of the creation of the Credit Facilities, there was a $16.5 million outstanding balance on the former term loan and a $14.5 million balance on the former revolving credit facility, both of which were paid in full in connection with the creation of the new Credit Facilities.  At December 31, 2011, the Company had an outstanding balance of $23.9 million on its former term loan and a $4.5 million outstanding balance on its former revolving credit facility. There was $0.5 million in letters of credit that had been issued and were outstanding as of December 31, 2011.

The principal amount outstanding under the Credit Facilities provides for interest at either the Alternative Base Rate (“ABR”) or the London interbank offered rate (“LIBOR”).  ABR borrowings under the Agreement will bear interest at the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBOR for a one-month period plus 1.0%, in each case, plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. Eurodollar borrowings under the Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio.  In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and thirty basis points, based on the Company’s consolidated leverage ratio as defined by the Credit Facilities.  At September 30, 2012, the interest rate on the Company’s term loan was 2.46%, which consisted of a weighted fixed rate of 0.71%, plus an applicable margin of 1.75%, as described in Note 5 ~ Derivative Instruments. At September 30, 2012, the interest rate on the Company’s revolving credit facility was 0.25%, plus a 1.75% margin.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at $473.9 million, (2) minimum Risk Based Capital Ratio for Star of 1.50 to 1.00 and Century of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated fixed charge coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.”  As of September 30, 2012, the Company was in compliance with these debt covenants.

During 2011, several of the Company's insurance subsidiaries (Star, Williamsburg, and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity. As of September 30, 2012, the Company had borrowed $30.0 million from the FHLBI after pledging as collateral residential mortgage-backed securities (“RMBS”) having a carrying value of $32.4 million, and making a FHLBI common stock investment of approximately $1.6 million. The Company has the ability to increase its borrowing capacity through purchasing additional investments and pledging additional securities. The Company retains all the rights regarding the collateralized RMBS.

Debentures

The following table summarizes the principal amounts and certain other information associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at September 30, 2012 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.41%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.43%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.63%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.97%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.42%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.53%	10,000
					Total	$80,930

(1) The underlying three-month LIBOR varies as a result of the interest rate reset dates used in determining the three-month LIBOR  which varies for each long-term debt item each quarter.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) Represents the junior subordinated debentures acquired in conjunction with the merger with ProCentury Corporation (the “Merger”) on July 31, 2008.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at September 30, 2012

4/23/2008	6/30/2013	Junior subordinated debentures (1)	Three-month LIBOR, plus 4.05%	8.020%	$10,000
4/29/2008	4/29/2013	Senior debentures (1)	Three-month LIBOR, plus 4.00%	7.940%	13,000
9/28/2012	8/30/2016	Term loan (2)	Three-month LIBOR	0.714%	30,000
8/15/2008	8/15/2013	Junior subordinated debentures (1)(3)	Three-month LIBOR	3.780%	10,000
9/4/2008	9/4/2013	Junior subordinated debentures (1)(3)	Three-month LIBOR	3.790%	15,000
9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000
				Total	$110,000

(1)  During the quarter ended June 30, 2012, the Company entered into four forward starting interest rate swaps. The swaps will replace the identified interest rate swap, upon their expiration in 2013.  The fixed rates on the forward starting interest rate swaps are approximately 150 basis points less than the fixed rates on the current swaps in place. Additionally, the forward starting interest rate swaps will expire ten years from the effective date.

(2) As a result of the new Credit Facilities, as described in Note 4 ~ Debt, the Company terminated and replaced its swaps on the former term loan, which were set to expire on July 31, 2013. The early termination resulted in approximately $391,000 of breakage fees that were expensed in the third quarter of 2012. The fixed rate on the replacement swaps entered into on the new term loan amount represents the weighted fixed rate. The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule.  The Company fixed only the variable interest portion of the loan.  The actual interest payments associated with the term loan also include an additional rate of 1.75% in accordance with the Credit Facilities.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) The Company fixed only the variable interest portion of the debt.  The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended September 30, 2012 and 2011, was approximately $1.0 million and $0.9 million, respectively.  The net interest expense incurred for the nine months ended September 30, 2012 and 2011, was approximately $2.5 million and $2.8 million, respectively.

As of September 30, 2012 and December 31, 2011, the total fair value of the interest rate swaps was an unrealized loss of $5.3 million and $5.0 million, respectively. At September 30, 2012 and December 31, 2011, accumulated other comprehensive income included accumulated loss on the cash flow hedge, net of taxes, of approximately $3.5 million and $3.3 million, respectively.

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

NOTE 6 – Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employees’ respective employment agreements.   The Company recorded approximately $83,000 and $87,000 of compensation expense related to the restricted stock awards for the three months ended September 30, 2012 and 2011, respectively.  The Company recorded approximately $211,000 and $305,000 of compensation expense related to the restricted stock awards for the nine months ended September 30, 2012 and 2011, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A portion of our Board of Directors’ compensation is in the form of non-restricted stock awards. On February 23, 2012 and 2011, the Company issued 1,500 non-restricted stock awards to each member of the Board of Directors pursuant to the Plan, which vested immediately. The Company recorded zero non-restricted stock awards compensation expense for the three months ended September 30, 2012 and 2011. The Company recorded approximately $149,000 and $150,000 of compensation expense related to the non-restricted stock awards for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 7 – Shareholders’ Equity

At September 30, 2012, shareholders’ equity was $557.3 million, or a book value of $11.20 per common share, compared to $585.2 million, or a book value of $11.46 per common share, at December 31, 2011.

On October 28, 2011, the Company’s Board of Directors approved a Share Repurchase Plan authorizing management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. For the three months ended September 30, 2012, there were no share repurchases. For the nine months ended September 30, 2012, the Company purchased and retired approximately 1.3 million shares of common stock for a total cost of approximately $11.5 million. For the year ended December 31, 2011, the Company purchased and retired approximately 2.2 million shares of common stock for a total cost of approximately $20.4 million.

For the period ended September 30, 2012, the Company paid dividends to its common shareholders of $7.5 million.  For the year ended December 31, 2011, the Company paid dividends to its common shareholders of $8.9 million. On October 26, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share.  The dividend is payable on November 27, 2012, to shareholders of record as of November 12, 2012.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the year, while diluted earnings per share include the weighted average number of common shares and potential dilution from shares issuable pursuant to stock awards using the treasury stock method.

The following table is a reconciliation of the (loss) income and share data used in the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		As Adjusted		As Adjusted
	2012	2011	2012	2011
Net (loss) income	$(26,610)	$9,643	$(26,238)	$34,072

Common shares:
Basic
Weighted average shares outstanding	49,776,011	52,240,813	50,312,285	52,860,729

Diluted
Weighted average shares outstanding	49,776,011	52,240,813	50,312,285	52,860,729
Dilutive effect of:
Share awards under long term incentive plan	-	114,768	-	113,661
Total	49,776,011	52,355,581	50,312,285	52,974,390

Net (loss) income per common share
Basic	$(0.53)	$0.18	$(0.52)	$0.64
Diluted	$(0.53)	$0.18	$(0.52)	$0.64

NOTE 9 – Commitments and Contingencies

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business.  Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings.  Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant.  Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy at issue, errors and omissions insurance or other appropriate insurance.  In terms of deductibles associated with such insurance, the Company has established provisions against these items, which are believed to be adequate in light of current information and legal advice.  In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable, then an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets.  Period expenses related to the defense of such claims are included in the accompanying consolidated statements of income.  Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters.  On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate, will have a material adverse effect on the Company’s financial condition.  However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended September 30, 2012 and 2011

Forward-Looking Statements

This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.  You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements.  Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the frequency and severity of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability or collectability of reinsurance; increased rate pressure on premiums and on underwriting criteria; ability to obtain rate increases in current market conditions; investment rate of return and losses (whether realized or unrealized) in our investment portfolio; changes in and adherence to insurance or other regulation; actions taken by regulators, rating agencies or lenders, including possible downgrade of our current A- financial strength rating; attainment of certain processing efficiencies; changing rates of inflation; impairment of intangibles; general economic conditions; our possible ability to implement our capital raising and capital preservation strategies in a timely manner,  and other risks identified in our reports and registration statements filed with the Securities and Exchange Commission, any of which may have a material and adverse effect on our results of operations and financial condition.  For additional information with respect to certain of these and other factors, refer to the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and subsequent filings made with the United States Securities and Exchange Commission. We are not under any obligation to (and expressly disclaim any obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Developments

Following the announcement by A.M. Best Company (“A.M. Best”) that it has put the financial strength rating of our insurance subsidiaries under review with negative implications, the Company commenced a detailed review of potential capital enhancement strategies that may be taken to improve our capital position and maintain the current A.M. Best rating.  Steps taken thus far include:

•
undertaking a sale of a portion of our bond portfolio in order to realize gains initially targeted at $50 million, which is expected to add about $36 million to $37 million to our statutory surplus on an after-tax basis, leaving approximately $80 million in additional pre-tax unrealized gains remaining in our $1.5 billion portfolio;

•	reducing our quarterly dividend from $0.05 per share to $0.02 per share;
•	reducing our premium volume in certain unprofitable lines of business or terminating the programs entirely, as described in more detail below; and
•	retaining Willis Capital Markets & Advisory to review various strategies with respect to our current capital position.

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  The accounting estimates and related risks described in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 15, 2012, are those that we consider to be our critical accounting estimates.  For the three months and nine months ended September 30, 2012, there have been no material changes in regard to any of our critical accounting estimates.

Non-GAAP Financial Measures

Net Operating (Loss) Income and Net Operating (Loss) Income Per Share

Net operating (loss) income and net operating (loss) income per share are non-GAAP measures that represent net (loss) income excluding net realized gains or loss, net of tax. The most directly comparable financial GAAP measures to net operating (loss) income and net operating (loss) income per share are net (loss) income and net (loss) income per share, respectively.  Net operating (loss) income and net operating (loss) income per share are intended as supplemental information and are not meant to replace net (loss) income nor net (loss) income per share. Net operating (loss) income and net operating (loss) income per share should be read in conjunction with the GAAP financial results.  The following is a reconciliation of net operating (loss) income to net (loss) income, as well as net operating (loss) income per share to net (loss) income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net operating (loss) income	$(27,223)	$9,406	$(28,448)	$31,804
Net realized gains, net of tax	613	237	2,210	2,268
Net (loss) income	$(26,610)	$9,643	$(26,238)	$34,072

Diluted earnings per common share:
Net operating (loss) income	$(0.55)	$0.18	$(0.57)	$0.60
Net (loss) income	$(0.53)	$0.18	$(0.52)	$0.64
Diluted weighted average common shares outstanding	49,776,011	52,355,581	50,312,285	52,974,390

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

Accident Year Loss and LAE Ratio

The accident year loss and LAE ratio is a non-GAAP measure and represents our net loss and LAE ratio excluding the impact of any changes in net ultimate loss estimates on prior year loss and LAE reserves. The most directly comparable financial GAAP measure to the accident year loss and LAE ratio is the net loss and LAE ratio.  The accident year loss and LAE ratio is intended as supplemental information and is not meant to replace the net loss and LAE ratio. The accident year loss and LAE ratio should be read in conjunction with the GAAP financial results.  The following is a reconciliation of the accident year loss and LAE ratio to the net loss and LAE ratio:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Accident year loss and LAE ratio	76.0%	65.6%	68.5%	65.2%
Increase in net ultimate loss estimates on prior year loss reserves	19.2%	1.0%	13.0%	0.0%
Net loss & LAE ratio	95.2%	66.6%	81.5%	65.2%

We use the accident year loss and LAE ratio as one component to assess our current year performance and as a measure to evaluate, and if necessary, adjust our pricing and underwriting. Our net loss and LAE ratio is based on calendar year information. Adjusting this ratio to an accident year loss and LAE ratio allows us to evaluate information based on the current year activity. We believe this measure provides investors with valuable information for comparison to historical trends and current industry estimates. We also believe that it is useful for investors to evaluate the accident year loss ratio and LAE and net loss and LAE ratio separately when reviewing and evaluating our performance.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Executive Overview

Our results for the third quarter of 2012 were impacted by the increase in net ultimate loss estimates for 2011 and prior accident years, which added 19.2 percentage points to the GAAP combined ratio. The third quarter 2012 results also reflect higher than expected storm losses, which added 3.5 percentage points to the GAAP combined ratio. The third quarter 2012 increase in net ultimate loss estimates for accident years 2011 and prior primarily reflects continued higher than expected incurred loss activity in accident years 2009, 2010, and 2011.  Our GAAP combined ratio was 127.1% for the third quarter of 2012 compared to 100.1% for the comparable quarter in 2011.  Our accident year combined ratio was 107.9% for the third quarter of 2012, compared to 99.1% in 2011.

Net operating loss, a non-GAAP measure, for the third quarter ended September 30, 2012 was ($27.2 million), or ($0.55) per diluted share, compared to net operating income of $9.4 million, or $0.18 per diluted share for the third quarter ended September 30, 2011.  The third quarter 2012 results include the pre-tax increase in net ultimate loss estimates for 2011 and prior accident years of $42.9 million. By contrast, the third quarter 2011 results include the pre-tax increase in net ultimate loss estimates for 2010 and prior accident years of $2.0 million.

Gross written premium increased $62.6 million, or 25.8%, to $305.9 million, compared to $243.3 million in 2011.  The growth primarily reflects the accelerating pace of rate increases that have been achieved in combination with the maturation of existing programs. This growth was partially offset by reductions in certain programs where pricing and underwriting did not meet our targets.

Results of Operations

Net loss for the three months ended September 30, 2012, was ($26.6 million), or ($0.53) per diluted share, compared to net income of $9.6 million, or $0.18 per diluted share, for the comparable period of 2011.  Net operating loss, a non-GAAP measure, for the third quarter ended September 30, 2012 was ($27.2 million), or ($0.55) per diluted share, compared to net operating income of $9.4 million, or $0.18 per diluted share for the third quarter ended September 30, 2011.  Total diluted weighted average shares outstanding for the three months ended September 30, 2012 were 49,776,011 compared to 52,355,581 for the comparable period in 2011.  This decrease reflects the impact of our Share Repurchase Plan.

Revenues

Revenues for the three months ended September 30, 2012, increased $30.8 million, or 14.3%, to $245.5 million, from $214.7 million for the comparable period in 2011.  This increase primarily reflects overall growth within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Three Months Ended September 30,
	2012	2011
Revenue:
Net earned premiums	$223,407	$193,587
Management administrative fees	2,705	3,052
Claims fees	1,596	1,544
Commission revenue	3,109	2,697
Net investment income	13,815	13,502
Net realized gains	902	363
Total revenue	$245,534	$214,745

Net earned premiums increased $29.8 million, or 15.4%, to $223.4 million for the three months ended September 30, 2012, from $193.6 million in the comparable period in 2011. This growth primarily reflects rate increase in combination with the maturation of existing programs.  This growth was partially offset by reductions in certain programs where pricing and underwriting did not meet our targets.

Commission revenue increased $0.4 million, or 15.3%, to $3.1 million for the three months ended September 30, 2012, from $2.7 million for the comparable period in 2011. This increase was driven primarily by commission revenues generated from assets of a Michigan agency that was acquired in the fourth quarter of 2011.

Expenses

Expenses increased $91.1 million from $203.2 million for the three months ended September 30, 2011 to $294.3 million for the three months ended September 30, 2012.

The following table sets forth the components of expenses (in thousands):

	For the Three Months Ended September 30,
	2012	2011
Expense:
Net losses and loss adjustment expenses	$212,698	$128,956
Policy acquisition and other underwriting expenses	71,373	64,833
General selling & administrative expenses	5,745	5,876
General corporate expenses	717	273
Amortization expense	1,372	1,208
Interest expense	2,372	2,066
Total expenses	$294,277	$203,212

Net loss and loss adjustment expenses (“LAE”) increased $83.7 million, to $212.7 million for the three months ended September 30, 2012, from $129.0 million for the same period in 2011.  Our loss and LAE ratio was 95.2% for the three months ended September 30, 2012 and 66.6% for the three months ended September 30, 2011.  The loss and LAE ratio for the third quarter of 2012 includes a 19.2 percentage point increase from net ultimate loss estimates for accident years 2011 and prior, whereas the 2011 results include a 1.0 percentage point increase from net ultimate loss estimates for accident years 2010 and prior. The accident year loss and LAE ratio was 76.0% for the three months ended September 30, 2012 up from 65.6% in the comparable period in 2011. The increase was partially driven by higher than expected storm losses in 2012 as compared to 2011. In addition, the 2012 accident year loss ratio reflects the cumulative effect of an increase in our accident year forecasted 2012 loss ratio based upon the increase in net ultimate loss estimates for the 2009, 2010 and 2011 accident years. These increases were partially offset by the impact of cumulative rate increases achieved and other underwriting actions taken in multiple lines of business. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $6.6 million, to $71.4 million for the three months ended September 30, 2012 from $64.8 million for the same period in 2011. Our expense ratio decreased 1.6 percentage points to 31.9% for the three months ended September 30, 2012, from 33.5% for the same period in 2011. The 2012 expense ratio improvement reflects a reduction in profit sharing commissions and leveraging of fixed costs over a larger premium base.

The GAAP effective tax rate for the three months ended September 30, 2012 was approximately 44%, compared to 21% for the same period in 2011.  The higher rate is primarily due to the current quarter loss development and storm losses generating an underwriting loss and tax benefit.  The Company is required to record income tax expense/benefit for the first nine months of the year based on the estimated total federal effective tax rate for the year.  As the Company has experienced a net operating loss year to date that exceeds its expected annual loss, the tax benefit recognized at September 30, 2012 is limited to the benefit that would be recognized if the year to date loss were the estimated annual loss.  This limitation decreased the tax benefit recognized during the quarter.  The annual effective tax rate for 2012 is expected to be approximately 50%.  Income tax expense on capital gains and the change in our valuation allowance on deferred tax assets was $289,000 and $123,000 for the three months ended September 30, 2012 and 2011, respectively.

Other Items

Equity earnings of affiliated, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holdings, LLC (“MFH”), for $14.8 million in cash.  We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star recognizes 28.5% of the profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from MFH of $0.8 million, or $0.02 per diluted share, for the three months ended September 30, 2012, compared to $0.6 million, or $0.01 per diluted share impact, for the comparable period of 2011. We received dividends from MFH in the three months ended September 30, 2012  and 2011 of $1.3 million and $1.0 million, respectively.

Reserves

For the three months ended September 30, 2012, we reported an increase in net ultimate loss estimates for accident years 2011 and prior of $42.9 million, or 4.9% of $879.1 million of net loss and LAE reserves at December 31, 2011.  There were no significant changes in the key assumptions utilized in the analysis and calculations of our reserves during 2011 and 2012.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Executive Overview

Our results for the nine months ended September 30, 2012, were impacted by the increase in net ultimate loss estimates for 2011 and prior accident years, which added 13.0 percentage points to the GAAP combined ratio. The year-to-date 2012 increase in net ultimate loss estimates for accident years 2011 and prior primarily reflects continued higher than expected incurred loss activity in accident years 2009, 2010, and 2011. Our GAAP combined ratio was 113.9% for the nine months ended September 30, 2012, compared to 99.2% for the comparable period in 2011.  Our accident year combined ratio was 100.9% for the nine months ended September 30, 2012, compared to 99.2% in 2011.

Net operating loss, a non-GAAP measure, for the nine months ended September 30, 2012 was ($28.4 million), or ($0.57) per diluted share, compared to net operating income of $31.8 million, or $0.60 per diluted share for the nine months ended September 30, 2011.  The results for the nine months ended September 30, 2012 include the pre-tax increase in net ultimate loss estimates for 2011 and prior accident years of $81.3 million. By contrast, the nine months ended 2011 results include an after-tax decrease in net ultimate loss estimates for 2010 and prior accident years of $0.4 million.

Gross written premium increased $139.1 million, or 20.4%, to $820.0 million, compared to $680.9 million in 2011. The growth primarily reflects the accelerating pace of rate increases that have been achieved in combination with the maturation of existing programs. This growth was partially offset by reductions in certain programs where pricing and underwriting did not meet our targets.

Results of Operations

Net loss for the nine months ended September 30, 2012, was ($26.2 million), or ($0.52) per diluted share, compared to net income of $34.1 million, or $0.64 per diluted share, for the comparable period of 2011.  Net operating loss, a non-GAAP measure, for the nine months ended September 30, 2012 was ($28.4 million), or ($0.57) per diluted share, compared to net operating income of $31.8 million, or $0.60 per diluted share for the nine months ended September 30, 2011.  Total diluted weighted average shares outstanding for the nine months ended September 30, 2012 were 50,312,285 compared to 52,974,390 for the comparable period in 2011.  This decrease reflects the impact of our Share Repurchase Plan.

Revenues

Revenues for the nine months ended September 30, 2012, increased $84.4 million, or 13.8%, to $696.9 million, from $612.5 million for the comparable period in 2011.  This increase primarily reflects overall growth within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Revenue:
Net earned premiums	$627,525	$545,715
Management administrative fees	8,457	9,452
Claims fees	4,856	4,756
Commission revenue	11,614	9,420
Net investment income	41,230	40,839
Net realized gains	3,201	2,269
Total revenue	$696,883	$612,451

Net earned premiums increased $81.8 million, or 15.0%, to $627.5 million for the nine months ended September 30, 2012, from $545.7 million in the comparable period in 2011. This growth primarily reflects rate increases in combination with the maturation of existing programs.  This growth was partially offset by reductions in certain programs where pricing and underwriting did not meet our targets.

Commission revenue increased $2.2 million, or 23.3%, to $11.6 million for the nine months ended September 30, 2012, from $9.4 million for the comparable period in 2011. This increase was driven primarily by commission revenues generated from assets of a Michigan agency that was acquired in the fourth quarter of 2011.

Expenses

Expenses increased $176.5 million from $569.9 million for the nine months ended September 30, 2011 to $746.4 million for the nine months ended September 30, 2012.

The following table sets forth the components of expenses (in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Expense:
Net losses and loss adjustment expenses	$511,203	$355,621
Policy acquisition and other underwriting expenses	203,479	185,684
General selling & administrative expenses	18,411	17,751
General corporate expenses	2,848	909
Amortization expense	4,095	3,646
Interest expense	6,382	6,320
Total expenses	$746,418	$569,931

Net loss and LAE increased $155.6 million, to $511.2 million for the nine months ended September 30, 2012, from $355.6 million for the same period in 2011.  Our loss and LAE ratio was 81.5% for the nine months ended September 30, 2012 and 65.2% for the nine months ended September 30, 2011.  The loss and LAE ratio for the nine months ended September 30, 2012 include a 13.0 percentage point increase from net ultimate loss estimates for accident years 2011 and prior, whereas the 2011 results include less than a 0.1 percentage point change from net ultimate loss estimates for accident years 2010 and prior. The accident year loss and LAE ratio was 68.5% for the nine months ended September 30, 2012 up from 65.2% in the comparable period in 2011. In addition, the 2012 accident year loss ratio reflects an increase in our 2012 forecasted loss ratio based upon the increase in net ultimate loss estimates for the 2009, 2010 and 2011 accident years. These increases were partially offset by the impact of cumulative rate increases achieved and other underwriting actions taken in multiple lines of business. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $17.8 million, to $203.5 million for the nine months ended September 30, 2012 from $185.7 million for the same period in 2011. Our expense ratio decreased 1.6 percentage points to 32.4% for the nine months ended September 30, 2012, from 34.0% for the same period in 2011. The 2012 expense ratio improvement reflects a reduction in profit sharing commissions and leveraging of fixed costs over a larger premium base.

General corporate expenses increased $1.9 million, to $2.8 million for the nine months ended September 30, 2012, from $0.9 million for the same period in 2011.  The prior year amount reflects a reduction in the accrual for variable compensation; excluding this item, 2012 general corporate expenses were consistent with 2011.

The GAAP effective tax rate for the nine months ended September 30, 2012 was approximately 43%, compared to 23% for the same period in 2011.  The higher rate is primarily due to the current quarter loss development and storm losses generating an underwriting loss and tax benefit.  The Company is required to record income tax expense/benefit for the first nine months of the year based on the estimated total federal effective tax rate for the year.  As the Company has experienced a net operating loss year to date that exceeds its expected annual loss, the tax benefit recognized at September 30, 2012 is limited to the benefit that would be recognized if the year to date loss were the estimated annual loss.  The annual effective tax rate for 2012 is expected to be approximately 50%.  Income tax expense on capital gains and the change in our valuation allowance on deferred tax assets was $992,000 and $1,000 for the nine months ended September 30, 2012 and 2011, respectively.

Other Items

Equity earnings of affiliated, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, MFH, for $14.8 million in cash.  We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star recognizes 28.5% of the profits and losses as a result of this equity interest ownership.  We recognized equity earnings, net of tax, from MFH of $2.0 million, or $0.04 per diluted share, for the nine months ended September 30, 2012, compared to $1.9 million, or $0.04 per diluted share, for the comparable period of 2011. We received dividends from MFH in the nine months ended September 30, 2012 and 2011, for $3.1 million and $2.7 million, respectively.

Reserves

At September 30, 2012, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $1.0 billion. We established a reasonable range of reserves of approximately $0.9 billion to $1.1 billion. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$383,650	$445,118	$431,624
Residual Markets	16,191	17,932	17,412
Commercial Multiple Peril / General Liability	362,801	456,203	410,841
Commercial Automobile	129,215	146,732	138,701
Other	41,183	46,201	43,846
Total Net Reserves	$933,040	$1,112,186	$1,042,424

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the nine months ended September 30, 2012, and the year ended December 31, 2011.

For the nine months ended September 30, 2012, we reported an increase in net ultimate loss estimates for accident years 2011 and prior of $81.3 million, or 9.3% of $879.1 million of beginning net loss and LAE reserves at December 31, 2011. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2012 that differed from the projected activity. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2011	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at September 30, 2012

Workers' Compensation	$358,131	$179,802	$28,396	$208,198	$26,190	$108,515	$134,705	$431,624
Residual Markets	17,682	3,443	(958)	2,485	1,034	1,721	2,755	17,412
Commercial Multiple Peril / General Liability	353,311	112,966	30,933	143,899	6,509	79,860	86,369	410,841
Commercial Automobile	117,594	71,575	20,059	91,634	21,192	49,335	70,527	138,701
Other	32,375	62,082	2,905	64,987	32,429	21,087	53,516	43,846
Net Reserves	879,093	$429,868	$81,335	$511,203	$87,354	$260,518	$347,872	1,042,424
Reinsurance Recoverable	315,884							366,998
Consolidated	$1,194,977							$1,409,422

The following table shows the re-estimated December 31, 2011 held reserves by line as of September 30, 2012 (in thousands):

Line of Business	Reserves at December 31, 2011	Re-estimated Reserves for December 31, 2011 at September 30, 2012	Development as a Percentage of Prior Year Reserves

Workers' Compensation	$358,131	$386,527	7.9%
Commercial Multiple Peril / General Liability	353,311	384,244	8.8%
Commercial Automobile	117,594	137,653	17.1%
Other	32,375	35,280	9.0%
Sub-total	861,411	943,704	9.6%
Residual Markets	17,682	16,724	-5.4%
Total Net Reserves	$879,093	$960,428	9.3%

Workers’ Compensation Excluding Residual Markets

The net ultimate loss estimates for accident years 2011 and prior in the workers' compensation line of business increased $28.4 million, or 7.9%. This was driven primarily by accident years 2009, 2010, and 2011. The increase in net ultimate loss estimates is $8.7 million in 2009, $12.9 million in 2010, and $7.2 million in 2011. These increases were partially offset by a reduction in net ultimate loss estimates for accident years 2008 and prior.

In this line of business we continue to see favorable overall underwriting trends. The average accident year combined ratio since 2010 was 103.2%. In California workers’ compensation, which represents approximately 57% of our year-to-date 2012 workers’ compensation net written premium, the average accident year combined ratio since 2010 is 101.6%.  Our overall current accident year combined ratio for workers’ compensation is 100.8%.  This improvement reflects the impact of cumulative rate increases of 17.2% since 2009, with an additional 14.4% filed and approved rate increase, which will be effective November 15, 2012.  While we continue to experience acceleration in the case reserving process, the amount of acceleration identified is less in this quarter than our previous estimates contemplated.  Accordingly, we have increased our estimates for prior year losses as we have placed less weight on the case reserving acceleration assumption. Furthermore, although the acceleration represents a deviation from standard loss development patterns, it also accelerated the recognition of some claim liabilities that were more than contemplated in our previous estimates.  This, in turn, also led to an increase in the net ultimate loss estimates on prior accident years. Paid loss severities remain more stable and claim frequencies have decreased due to earned rate increases. We view the paid loss severity and frequency trends, along with the rate increases that we have achieved as positive indicators for this business. In most states', underwriting actions and rate increases have been effective and ultimate loss estimates on prior accident years have been stable.

Commercial Multiple Peril / General Liability

The net ultimate loss estimates for accident years 2011 and prior in the commercial multi-peril/general liability line of business increased $30.9 million, or 8.8%. This was driven primarily by accident years 2007, 2008, 2009, 2010 and 2011. The increase in net ultimate loss estimates is $4.3 million for 2007, $2.0 million for 2008, $7.3 million for 2009, $2.7 million for 2010, and $10.9 million for the 2011 accident year. This re-estimation reflects an increase in the frequency of larger claims and strengthening of case reserves relating to prior years that occurred in calendar year 2012.

Of the $30.9 million increase in prior accident year net ultimate loss estimates, $12.6 million was related to the excess liability program.  This program has been cancelled as of October 2012.

Although our ultimate loss estimates for prior years increased in 2012, we continue to see favorable overall underwriting trends in this line of business. The average accident year combined ratio since 2009 was 95.2%. Our current accident year combined ratio is 94.0%. During the year, our claim managers continued to perform an exposure analysis on our larger exposure claims. This recent initiative was designed to identify higher exposure claims earlier and focus our investigation and defense strategy on claims with higher exposures. This may have led to a higher level of incurred losses than indicated by our historical development patterns. While this acceleration represents a deviation from standard loss development patterns, it also accelerated the recognition of some claim liabilities that were not contemplated in our previous estimates.

Commercial Automobile

The $20.1 million increase, or 17.1%, in net ultimate loss estimates for the commercial automobile line of business is primarily in the 2010 and 2011 accident years and also reflects the emergence of higher than expected large loss activity.  The increase in net ultimate loss estimates is $7.4 million for 2010 and $9.8 million for 2011.

The average accident year combined ratio since 2009 was 109.1%. Our current accident year combined ratio is 109.6%.

These unfavorable results primarily reflect the impact of the transportation program and a smaller segment of another program.  The Company aggressively achieved rate increases and reduced exposure on the transportation program. Despite these cumulative rate increases, which exceeded 46% since 2010, this program has been terminated on a go forward basis along with the smaller program mentioned above. As these rate increases taken continue to earn in 2012, and as this business runs off, we expect improved current accident year results for this business.

Other

The $2.9 million increase, or 9.0%, in net ultimate loss estimates in the other lines of business is primarily from 2011 accident year property exposures where we had a handful of larger claims that occurred in late 2011, but were not reported until the first quarter of 2012. The increase in net ultimate loss estimates is $2.3 million for 2011.  These occurrences were partially offset by better than expected frequency in our medical malpractice line of business.  Cumulative rate increases in other lines since 2009 have been approximately 4.5%.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $1.0 million, or 5.4% of net reserves. This decrease reflects reductions in the net ultimate loss estimates for various accident years.  We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year.

Over the years we have demonstrated an ability to remediate programs that are not meeting our targets through a combination of underwriting and pricing actions. Although we have experienced increases in net ultimate loss estimates noted above, we have made significant headway in remediating where necessary. We will continue to earn premium in 2012 that reflects the cumulative rate increases and underwriting actions, which we expect to result in an improved combined ratio. Despite the prolonged soft market and lackluster economic growth, we have had an average combined ratio of 99.9% over the last six accident years and 2012 is at 100.9%. As we emerge from an underpriced environment to more adequate pricing levels, we should see ongoing, incremental improvement in our overall underwriting results.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the ordinary dividend available that can be paid from the Insurance Company Subsidiaries during 2012 is $41.2 million without prior regulatory approval. Of this $41.2 million, ordinary dividends of $12.5 million have been declared and paid as of September 30, 2012. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $66.4 million of extraordinary dividends in 2012, subject to prior regulatory approval. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and A.M. Best’s Capital Adequacy Ratio (BCAR).  The Company heavily considers these ratios when evaluating liquidity and capital strategies.  The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income.  Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $12.5 million and $22.6 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 3.0 to 1.0 and 2.5 to 1.0, respectively.

We have undertaken the sale of a portion of our bond portfolio in order to realize gains initially targeted at $50 million, which is expected to add about $36 million to $37 million to our statutory surplus on an after-tax basis; we will still have approximately $80 million in additional pre-tax unrealized gains remaining in our $1.5 billion portfolio.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees.  These sources of income are available for debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries.  Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $7.4 million for the nine months ended September 30, 2012.

We have a total revolving credit facility of $100.0 million. As of September 30, 2012, we had a $10.0 million outstanding balance on our revolving credit facility and $0.5 million in letters of credit. The undrawn portion of the revolving credit facility, which was $89.5 million as of September 30, 2012, is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Based on our subsidiaries’ membership in the FHLBI, we have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity.  As of September 30, 2012, we had borrowed $30.0 million from the FHLBI. The proceeds were used to fund purchases of high quality bonds with maturities that match the maturity of the FHLBI credit facility. Due to the low cost of the FHLBI funding, the Company expects to generate returns in excess of its cost of borrowing under this strategy. We have the ability to increase our borrowing capacity through additional investments and pledging additional securities.

Cash flow provided by operations was $127.9 million and $94.9 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in operating cash flows is driven primarily by a decrease in estimated federal income tax payments in the current year. The increase was also driven by increased premium revenue and was partially offset by policy acquisition costs and paid losses and LAE. We maintain a strong balance sheet with diversified geographic risks, high quality reinsurance and a high quality investment portfolio.

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

Credit Facilities

On August 29, 2012, we executed a credit agreement, which provides the Company with access to $130.0 million in Credit Facilities. The Credit Facilities included a $30.0 million term loan facility and a $100.0 million revolving credit facility.  These new Credit Facilities replaced the Company’s former $100.0 million credit facilities, which included a $65.0 million term loan facility and a $35.0 million revolving credit facility. The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Refer to Note 4 ~ Debt of the Notes to the Consolidated Financial Statements, for additional information specific to our credit facilities and debentures.

Investment Portfolio

As of September 30, 2012 and December 31, 2011, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.7 billion and $1.5 billion, respectively.

In general, we believe our overall investment portfolio is conservatively invested.  The effective duration of the investment portfolio at September 30, 2012, is 4.8 years, compared to 4.9 years at September 30, 2011.  Our pre-tax book yield as of September 30, 2012 is 3.9%, compared to 4.1% in 2011.  The current after-tax yield is 3.0% as of September 30, 2012, compared to 3.1% in 2011.  Approximately 99.1% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

Refer to Note 7 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commitments

For the nine months ended September 30, 2012, there were no material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

Goodwill

As of September 30, 2012, the Company had $121.0 million of goodwill recorded.  In accordance with accounting guidance, the Company concluded its reporting units to be agency operations and specialty insurance operations (SIO).  As a result of operating results to date, the updated forecast of the fair value of the SIO reporting unit has decreased.  As such, the Company performed an interim goodwill impairment test as of September 30, 2012, updating its cash flow projections and related assumptions from the analysis performed as of October 1, 2011.  As a result of completing this analysis, the SIO's fair value exceeded its carrying value.  Subsequent to September 30, 2012, we have identified certain additional indicators of potential goodwill impairment in the SIO reporting unit.  These indicators include a notable decrease in the stock price of the Company as well as the A.M. Best review with negative implications.  In connection with our annual impairment test of goodwill as of October 1, 2012, we will consider these indicators in connection with the SIO's fair value.

Terminated Programs

We have commenced terminating certain programs in our businesses that have been adversely impacting our results. As a result, we have notified the affected production sources that, due to the capital situation we are addressing, certain areas of our business that have been adversely impacting our results need to be terminated.  Those programs are expected to generate approximately $75.9 million of gross written premium in 2012. We will continue to earn some premium on these terminated programs as they run off in 2013.

Furthermore, one of the programs terminated is the public-entity excess workers’ compensation program (“PEEP”), which was terminated on October 15, 2012.  We insured this program since 2003, and in 2007 we acquired the customer list from the producer that controlled the program.  The acquisition resulted in the establishment of $7.5 million of intangible assets with definite lives.  This asset is being amortized over a period of 10 years, with approximately $2.0 million remaining as of September 30, 2012. As a result of terminating PEEP in the fourth quarter, we expect to recognize the remaining amortization expense of $2.0 million in the fourth quarter of 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of September 30, 2012.  Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus.  The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years.  At September 30, 2012 and December 31, 2011, our fixed income portfolio had an effective duration of 4.8 years and 4.9 years, respectively.

At September 30, 2012, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.6 billion.  Our market risk relating to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income.  These investments comprised 1.6% of our investment portfolio as of September 30, 2012.

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

A sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonable possible near-term changes in those rates. “Near-term” means a period of up to one year from the date of the consolidated financial statements. In our sensitivity model, we use a hypothetical change to measure our potential loss in fair value of debt securities assuming an upward and downward parallel shift in interest rates.   The table below presents our model’s estimate of changes in fair values given a change in interest rates.  Dollar values are in thousands.

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,589,091	$1,527,482	$1,454,643
Yield to Maturity or Call	1.3%	2.0%	2.9%
Effective Duration	4.8	4.8	4.9

 The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates.  Thus, our interest expense on these debentures is directly correlated to market interest rates.  At September 30, 2012 and December 31, 2011, we had outstanding debentures of $80.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates.  Thus, our interest expense on our term loan is directly correlated to market interest rates.  At September 30, 2012, we had an outstanding balance on our term loan of $30.0 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $300,000.  At December 31, 2011, we had an outstanding balance on our term loan of $23.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $239,000.

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

In addition, our revolving line of credit under which we can borrow up to $100.0 million is subject to variable interest rates.  Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates.  At September 30, 2012, we had a $10 million outstanding balance on our line of credit. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $100,000.  At December 31, 2011, we had $4.5 million outstanding on this revolving line of credit.  At this level, a 100 basis point (1%) change in market rates would have changed annual interest expense by $45,000.  At September 30, 2012 and December 31, 2011, $0.5 million in letters of credit had been issued.

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

As of September 30, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended September 30, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 9 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements (unaudited) of the Company’s Form 10-Q for the nine months ended September 30, 2012, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

Except as set forth below, have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and our other filings with the Securities and Exchange Commission.

A decrease in our A.M. Best rating could negatively affect our business.

Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate greater financial stability and a stronger ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors they believe are important to policyholders. Ratings evaluations are not directed to potential purchasers of our common stock and are not recommendations to buy, hold, or sell our securities.

Our ability to write business is most influenced by our rating from A.M. Best. A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders. Currently, our financial strength rating from A.M. Best is “A−” (Excellent) for our Insurance Company Subsidiaries.  On October 19, 2012, following our preliminary announcement of our third quarter 2012 results, A.M. Best Co. placed under review with negative implications the financial strength rating of A- (Excellent) and issuer credit ratings of “a-” of the subsidiaries of the Company, which operate under an intercompany reinsurance pooling agreement. A.M. Best also has placed under review with negative implications the issuer credit rating of “bbb-” of the Company.  The negative implications reflect the possibility that the ratings may be downgraded.

A rating downgrade from A.M. Best could materially adversely affect the business we write and our results of operations.  Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and insureds to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings, it is likely that we would not be able to compete as effectively with our competitors, and our ability to sell insurance policies could decline. Should this occur, our sales and earnings would likely decrease.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2011, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.

The following table represents information with respect to repurchases of the Company’s common stock for the quarterly period ended September 30, 2012:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may still be Repurchased Under the Plans or Programs
July 1 - July 31, 2012	-	$-	-	3,732,700
August 1 - August 31, 2012	-	-	-	3,732,700
September 1 - September 30, 2012	-	-	-	3,732,700
Total	-	$-	-

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

The following documents are filed as part of this Report:

Exhibit No.	Description

10.1	2012 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on August 2, 2012).*

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

101	Interactive Data File

* Compensatory plan required to be as an exhibit pursuant to Item 6 of this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meadowbrook Insurance Group, Inc.

	By:	/s/	Karen M. Spaun
Senior Vice President and
Chief Financial Officer

Dated: November 9, 2012

EXHIBITS INDEX

Exhibit No.	Description

10.1	2012 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on August 2, 2012). *

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

101	Interactive Data File

* Compensatory plan required to be as an exhibit pursuant to Item 6 of this report.