Form 10-K
period 2012-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2013-03-08
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012 was $437,531,137.  As of February 26, 2013, there were 49,887,199 shares of the Company’s common stock ($.01 par value) outstanding.

Documents Incorporated by Reference

Certain portions of the Registrant’s Proxy Statement for the 2013 Annual Shareholders’ Meeting scheduled for May 17, 2013 are incorporated by reference into Part III of this report.

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

Business Overview

We are a specialty niche focused commercial insurance underwriter and insurance administration services company.  We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis through a broad and diverse network of independent retail agents, wholesalers, program administrators and general agents, who value service, specialized knowledge, and focused expertise.  Program business refers to an aggregation of individually underwritten risks that have some unique characteristic and are distributed through a select group of agents. Despite our disappointing 2012 results, we remain committed to our core business model through which we seek to combine profitable underwriting, income from our net commissions and fees, investment returns and efficient capital management to deliver consistent long-term growth in shareholder value.

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

Recent Developments

We experienced significant adverse loss development in the second and third quarters of 2012, announcing reserves strengthening of $28.2 million and $42.9 million, respectively. In October 2012, A.M. Best Company (“A.M. Best”) announced that it had put the financial strength rating and issuer credit rating of our Insurance Company Subsidiaries and our issuer credit rating under review with negative implications. The Company thereupon commenced a detailed review of potential capital enhancement strategies that could be taken to improve our capital position and maintain the current A.M. Best rating.  Steps taken thus far include:

•
we sold a portion of our bond portfolio in the fourth quarter of 2012, which generated gross realized gains of $51 million, and added $37 million to our statutory surplus on an after-tax basis (leaving approximately $80 million in additional pre-tax unrealized gains remaining in our $1.6 billion portfolio);

•	we reduced our quarterly dividend from $0.05 per share to $0.02 per share;

•	we reduced our premium volume by approximately $100 million in certain unprofitable lines of business or terminated the programs entirely; and

MEADOWBROOK INSURANCE GROUP, INC.

•
we entered into a quota-share reinsurance agreement with Swiss Re on December 20, 2012, pursuant to which we agreed to cede 50% of our unearned premium as of December 31, 2012, and will cede 25% of our 2013 direct written premium on selected portions of our business; the unearned premium ceded in 2012 was approximately $91.4 million and we anticipate the direct written premium to be ceded in 2013 will be between $90 and $100 million. The agreement is for successive one year terms and may be terminated by either party with 90 day prior written notice.

On March 1, 2013, A.M. Best announced that they will maintain their ‘under review’ status with negative implications as they continue to evaluate the Company’s corrective actions.

We are continuing to work with our advisors to explore other possible means of increasing our capital position.  Such means could include increasing borrowing, issuing debt or equity securities or entering into additional reinsurance arrangements. There can be no assurance, however, that even if we enter in one or more of these transactions to increase our capital position, A.M. Best will remove us or our Insurance Company Subsidiaries from review or that we or our Insurance Company Subsidiaries will ultimately not be downgraded.

The Meadowbrook Approach

We have built our business in a manner that enables us to adapt to changing market conditions and deliver more predictable results. The following highlights key aspects of our model that contribute to our balanced approach:

Diverse Revenue Sources: We generate the vast majority of our revenues from net earned premiums. To help generate our premiums, we have developed specialty niche expertise relative to a wide range of underwriting risks. Consequently, our premium base is broadly diversified by line of business, customer, type of distribution and geography. We also generate fee-for-service revenues from risk management services and commission revenue from our agencies that are not related to our insurance underwriting operations. Our range of capabilities provides flexibility for our long-term business development efforts as we seek to generate profitable growth. We also believe revenue diversification reduces our risk profile and enhances the durability of our business model.

Positioned to Manage Insurance Cycles: We serve markets that operate on different cycles and believe our mix of admitted and non-admitted capabilities enhances our balanced business model. Our admitted market capabilities generally provide a consistent source of revenues as this market generally has less pronounced cycles, higher renewal retentions, and more stable pricing than the non-admitted markets. Our non-admitted capabilities enable us to respond opportunistically to otherwise unavailable insurance and volatile pricing environments.

Conservative Investment Philosophy: We seek to generate consistent investment income through a low-risk, high-quality investment portfolio.  We manage overall credit, interest rate, and liquidity risks when making investment decisions. We invest in highly rated, investment grade securities. Our high quality investment portfolio is well matched to our loss reserves and  our investment approach rein-forces our focus on underwriting profitability.

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

Culture of Disciplined Underwriting, Claims Handling & Reserving: Our associates have significant experience across all functions of our business including underwriting, claims handling, and reserving. New business opportunities undergo a vigorous due diligence process with input provided from key functional areas. Our underwriters are focused on achieving pricing adequacy and adherence to disciplined underwriting standards. Our main street excess and surplus lines business includes binding authority and brokerage production sources. We re-underwrite the binding authority files for accuracy and completeness through our dedicated binding authority teams and further control the risks assumed by issuing all the policies to assure compliance with our policy and underwriting protocols.  Further, the vast majority of this business can be handled within our CenturyOnLine (“COL”) online quote and bind system used by our general agents. Our non-admitted programs business employs dedicated underwriting specialists in the particular class of business being considered. These professionals review policy files for completeness and compliance with our terms, conduct on site audits, and when necessary send and enforce underwriting notifications on files found to be out of compliance.  However this business is generally issued by the program manager. With regard to property coverages, we limit exposures to catastrophe prone areas and purchase excess of loss and catastrophe reinsurance. Additionally, our actuarial associates support underwriting with pricing and loss analysis. We have also built a robust control environment where underwriting trends are closely monitored, which enables us to proactively manage our business and deliver more predictable results. Finally, we have built a strong claims handling function internally that plays a substantial role in claims management and handling activities.

MEADOWBROOK INSURANCE GROUP, INC.

Operating Cash Flow and Liquidity Position: The Company has taken actions in an effort to effort to establish a capital position to support our business strategy. Such actions include undertaking a sale of a portion of our bond portfolio in the fourth quarter of 2012 that generated gross realized gains of $51 million, and added $37 million to our statutory surplus on an after-tax basis, leaving approximately $80 million in additional pre-tax unrealized gains remaining in our $1.6 billion portfolio. We generate cash flows from both regulated and non-regulated sources, which provides us with the flexibility to manage our business during different market cycles (cash flows provided by operations was $174.5 million, $138.1 million, and $122.0 million for 2010, 2011, and 2012, respectively; the 2012 cash flows from operations, excluding the impact of the unearned premium transfer was $181.4 million). Additionally, we have access to a $100 million line of credit that is available for general business purposes, for which we had a $20 million outstanding balance as of December 31, 2012. Furthermore, our Insurance Company Subsidiaries have additional borrowing capacity through their Federal Home Loan Bank of Indianapolis (“FHLBI”) membership, for which we had a $30 million outstanding balance at December 31, 2012. See “Management’s Discussion and Analysis” for a further discussion of our liquidity position.

Between 2003 and 2012, our book value per share has grown at a compound annual growth rate (CAGR) of 8.6% and from $5.34 to $11.22. The Board resumed quarterly dividends  in the first quarter of 2008.  On February 8, 2013, the Board declared the most recent dividend of $0.02 per share for shareholders of record as of March 21, 2013 and payable on April 4, 2013.

Objective and Strategy

Our objective is to generate more predictable results across the market cycle, while focusing on attaining profitability based on strategic organic growth initiatives established the last several years. To achieve these results we seek to leverage the unique characteristics of our balanced business model to generate:

•	consistent, profitable underwriting results;
•	predictable investment income in a low-risk, high-quality, fixed income portfolio;
•	profitable growth both organically and through acquisitions;
•	strong cash flow from our Insurance Company Subsidiaries and non-regulated fee-based services to leverage invested assets to equity and manage debt service; and
•	steady fee and commission income.

We monitor our objectives and strategy in the context of the interest rate environment, insurance market cycle conditions, and general economic conditions. As we seek to maximize long-term shareholder value, our priorities may be influenced by these factors.

Significant Mergers, Acquisitions, and Strategic Investments

We continue to actively review merger, acquisition and strategic investment prospects on a strategic basis, while considering our capital strategy and business needs, with a focus beyond 2013. We consider a range of strategic factors when looking at acquisitions including:

•
probability that revenue and cost synergies such as the ability to leverage our diverse revenue platform, expansion of current distribution network, enhancement of servicing capabilities, and complimentary product lines and classes;

•	opportunity to both expand an existing specialty into new markets and expand into new specialty areas;
•	ability to attract and retain talented insurance professionals that blend with our culture; and
•
opportunity to create “win-win” situations by mitigating our downside risk and providing sellers with the opportunity to obtain fair value through deal structure, including adjustments to the purchase price based upon actual results.

The following is a summary of significant transactions we have entered into in recent years:

Midwest Financial Holdings, LLC (“MFH”): In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in MFH. MFH is a limited liability holding company with the primary purpose of providing workers’ compensation insurance coverage for a variety of businesses. MFH’s holding company system consists of a managing general agency and an insurance company. We serve as the primary market for MFH’s managing general agent and we have a quota share agreement in place with MFH’s insurance company. We performed an analysis under ASC 810 – Consolidations and determined that we are not MFH’s primary beneficiary. Therefore, we are not required to consolidate this investment. Accordingly, we account for this investment using the equity method of accounting and as a result, we recognize 28.5% of MFH’s profits and losses.

MEADOWBROOK INSURANCE GROUP, INC.

ProCentury Corporation: In July 2008, we completed the ProCentury merger (“Merger”). ProCentury is a specialty insurance company that primarily underwrites general liability, commercial property, environmental, garage, commercial multi-peril, commercial auto, surety, and marine insurance primarily. This business is primarily in the excess and surplus lines or “non-admitted” market and is distributed through a select group of general agents. Since the completion of the Merger, we have been able to leverage our existing infrastructure and increased size.

U.S. Specialty Underwriters, Inc. (“USSU”): In April 2007, we acquired the business of USSU. USSU is a specialty program manager that produces fee based income by underwriting targeted classes within excess workers’ compensation coverage through its national network of agents and brokers. This acquisition enhanced our existing specialty niche capabilities and expanded our distribution network. During the fourth quarter of 2010, this program was converted into an insured program within the Company’s underwriting subsidiary. Consequently, the Company now generates underwriting profits from this business, as well as investment income.

Description of Programs, Products, and Services

We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis. We categorize our products into the following four categories:

Admitted Programs and Standard Market Products: The admitted programs that we write are characterized by risks that are homogeneous or similar within specialty line, class and niche segments of business but have a diverse geographic profile. We also write a range of standard market products that are distributed through specialty agents.  Generally, the average account premium for our admitted programs and standard market products is approximately $9,000. Due to the specialized nature of the program and distribution style, our admitted programs have high premium retention levels. This helps create stability in our business amid the cyclicality of the insurance industry.  Examples of admitted programs we write are coverages for the food service industry, educators, and agriculture. The largest line of business for our standard market products is workers’ compensation.

Main Street Excess and Surplus Lines: The excess and surplus lines business we write are characterized by broad classes of “Main Street” commercial risks that are ineligible for coverage by the standard market.  Generally, the average account premium for our excess and surplus lines risks is approximately $3,000.  The excess and surplus lines regulatory environment allows rate and form freedom, which gives us the flexibility to design tailored coverage forms that are often more restrictive than those available in the admitted market. The high degree of flexibility contributes to heightened competition during soft markets and creates the potential for rapid expansion during hard markets. Examples of our excess and surplus lines business we underwrite include coverages for restaurants, bars/taverns, apartments, hotels/motels, and contractors’ liability.

Non-Admitted Programs: The non-admitted programs we write have characteristics that are similar to our admitted programs; however, the commercial risks we provide coverage for are ineligible for coverage by the standard or admitted market. With this focus on non-admitted program underwriting, we are able to provide coverage for start-up organizations and relatively low volume programs that other markets are unable or unwilling to serve. Examples of non-admitted programs we offer include coverages for pet-sitters, oil and gas contractors, and professional liability.

Specialty Market Products: We also offer specialty market products, where specific and unique underwriting expertise is required.  We develop product solutions designed for specific specialty lines and market segments that may leverage either our admitted market or non-admitted market product capabilities, or both, depending on the market need. The specific and unique underwriting expertise that is required to write business in the segments we serve creates barriers to entry for new competitors. Examples of specialty markets we serve are the excess workers’ compensation, environmental, and marine.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

Claims Administration and Handling.  We provide substantially all claims management and handling services for workers’ compensation and most other lines, such as property, auto liability, professional liability, and general liability. Our claims handling is managed by our field offices. Our corporate claims department monitors the results through self-audits, corporate claim audits, internal controls, and other executive oversight reports. With the exception of MFH, with respect to whom we have direct access to their paid and case reserve loss data and perform corporate claims audits, we handle substantially all claims functions for the majority of the programs we manage. Our involvement in claims administration and handling provides benchmarks and valuable feedback to program managers in assessing the client’s risk environment and the overall structure of the program.

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

Agency.  We earn commission revenue through the operation of our retail property and casualty insurance agencies, located in Michigan, California, Massachusetts and Florida. These agencies produce commercial, personal lines, life and accident and health insurance that is primarily with unaffiliated insurance carriers.

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

Our largest producer in 2012 was Midwest General Insurance Agency, LLC, which, in combination with its affiliates, accounted for 13.1% of our gross written premium. We have a 28.5% equity interest in Midwest General Agency’s parent, MFH. No other producer was responsible for more than 10% of our gross written premium.

We seek to offer incentives to our distribution network in a manner that aligns our distributors’ financial interests with our balanced business model. Our experience has been that the number of claims and the cost of losses tend to be lower in risk-sharing programs than with traditional forms of insurance. We believe that risk-sharing motivates participants to focus on underwriting selection, loss prevention, risk control measures and adherence to stricter underwriting guidelines. Risk sharing structures are designed based on the particular risk management goals of our clients, market conditions and our assessment of the opportunity for generating operating profit. We categorize risk sharing into two categories: profit sharing and quota sharing.

Profit-Sharing: In addition to the initial commission allowed to the producing agent, we at times offer various program dependent, profit-sharing commission contracts. These are tailored to the specific product and its attributes.

Quota Sharing: A second way we offer incentives to our producers is through quota sharing reinsurance structures. In these scenarios, producers of the business determine which risks to submit to us for underwriting. For risks submitted, Meadowbrook underwrites individual primary insurance policies for members of a group or association, or a specific industry. We share in the operating results with the producer through a quota share reinsurance agreement with an insurance company (owned by the producer) or a captive or rent-a-captive.

MEADOWBROOK INSURANCE GROUP, INC.

We believe our selective approach to distribution also serves to align the agents’ financial interests with our balanced business model. Our selective approach reduces channel conflict and allows our agencies to generate franchise value. This is a mutually beneficial approach to enhancing the value of our distribution relationships.

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

Geographic Diversity and Mix of Business

Our revenues are diversified geographically, by class and line of business, type of insured and distribution. Our corporate strategy emphasizes a regional focus and diverse source of revenues between underwriting premiums, fee-for-service revenue and commissions. We believe our approach balances an effective local touch with efficient national coordination. Additionally, this allows us to leverage fixed costs over a larger revenue base and opportunistically take advantage of new opportunities. Within the workers’ compensation line of business, we have a regional focus in California and New England. Within the other liability, commercial auto liability, excess worker’s compensation, and commercial multiple peril liability lines of business, we have a regional focus in the Southeast and California. Within the commercial multiple property line of business we have a focus in Texas.  Our fee-for-service business is managed on a regional basis with an emphasis in the Midwest, New England, and Southeast regions of the United States.

MEADOWBROOK INSURANCE GROUP, INC.

The following table summarizes our gross written premium distribution by state for the years ended December 31, 2012, 2011, and 2010 (in thousands). We include only states that were top ten gross written premium production states in 2012:

Gross Written Premium	2012	%	2011	%	2010	%
California	$351,805	33.0%	$300,539	33.2%	$285,771	35.6%
Florida	98,127	9.2%	89,068	9.9%	80,876	10.1%
Texas	67,068	6.3%	58,760	6.5%	51,621	6.4%
New Jersey	44,582	4.2%	39,972	4.4%	38,198	4.8%
Michigan	40,952	3.8%	22,030	2.4%	23,074	2.9%
New York	40,177	3.8%	33,455	3.7%	25,366	3.2%
Illinois	28,969	2.7%	24,644	2.7%	18,772	2.3%
Missouri	24,526	2.3%	23,709	2.6%	23,882	3.0%
Pennsylvania	22,290	2.1%	19,970	2.2%	15,143	1.9%
Louisiana	21,168	2.0%	18,531	2.0%	16,878	2.1%
All Other States	326,969	30.6%	273,351	30.4%	222,319	27.7%
Total	$1,066,633	100.0%	$904,029	100.0%	$801,900	100.0%

Our most significant geographic concentration is in the state of California. After studying the California market for several years and concluding that profitable growth could be achieved in select niche areas, we decided to enter the California workers’ compensation market in 2009. Our current book of business in this state is largely related to our relationship with a general agent who specializes in non-contractor workers’ compensation, as well as a program, which includes a general agent that primarily focuses on the food service industry. These books of business have a history of underwriting profitability. Moreover, we have achieved average written rate increases of 9.2% in 2012 within the workers’ compensation line countrywide.  Rates continue to keep pace with underlying loss trends and overall this business remains profitable.

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

MEADOWBROOK INSURANCE GROUP, INC.

The following table summarizes gross written premiums, net earned premiums, and net written premiums by line of business for the years ended December 31, 2012, 2011, and 2010 (in thousands):

Gross Written Premium	2012	%	2011	%	2010	%
Workers' Compensation	$429,259	40.24%	$345,402	38.21%	$320,348	39.95%
Other Liability	179,487	16.82%	150,751	16.67%	129,876	16.19%
Commercial Auto Liability	109,758	10.29%	99,409	11.00%	101,096	12.61%
Commercial Multi-Peril Property	78,399	7.35%	68,745	7.60%	62,769	7.83%
Excess Workers' Compensation	81,171	7.61%	68,058	7.53%	34,235	4.27%
Commercial Multi-Peril Liability	59,986	5.62%	51,133	5.66%	47,493	5.92%
All Other Lines	128,573	12.05%	120,528	13.33%	106,083	13.23%

Total	$1,066,633	100.00%	$904,026	100.00%	$801,900	100.00%

Net Earned Premium	2012	%	2011	%	2010	%
Workers' Compensation	$358,243	41.94%	$314,825	42.11%	$275,585	41.76%
Other Liability	134,224	15.72%	112,610	15.07%	105,024	15.92%
Commercial Auto Liability	97,723	11.43%	91,576	12.24%	89,215	13.52%
Commercial Multi-Peril Property	62,991	7.37%	57,138	7.64%	48,956	7.42%
Excess Workers' Compensation	50,510	5.91%	35,471	4.74%	17,690	2.68%
Commercial Multi-Peril Liability	54,536	6.38%	48,738	6.52%	41,697	6.32%
All Other Lines	96,032	11.25%	87,277	11.68%	81,673	12.38%

Total	$854,259	100.00%	$747,635	100.00%	$659,840	100.00%

Net Written Premium	2012	%	2011	%	2010	%
Workers' Compensation	$344,992	43.26%	$314,168	40.47%	$291,670	42.05%
Other Liability	133,520	16.74%	123,651	15.93%	103,350	14.90%
Commercial Auto Liability	78,868	9.89%	91,948	11.85%	91,860	13.24%
Commercial Multi-Peril Property	48,330	6.06%	59,908	7.72%	54,667	7.88%
Excess Workers' Compensation	52,421	6.57%	44,234	5.70%	21,839	3.15%
Commercial Multi-Peril Liability	57,317	7.19%	49,333	6.36%	45,620	6.58%
All Other Lines	82,054	10.28%	93,011	11.97%	84,593	12.20%

Total	$797,502	100.00%	$776,253	100.00%	$693,599	100.00%

The increase in gross premium writings in 2012 was driven primarily by an increase in our workers’ compensation and liability lines of business. This growth primarily reflects the accelerating pace of rate increases that have been achieved in combination with the maturation of existing programs where we are achieving adequate pricing levels. The overall average written rate increase achieved for 2012 was 6.2%.

Our other liability line of business is comprised of both shorter tail lines of business, such as habitational risks (i.e., hotels, motels and apartments, mercantile operations, etc.), and longer tail lines of business, such as, public entity excess and environmental. Growth in this line of business has been primarily driven by maturation of existing specialties.

Reserves

The following table shows the development of reserves for unpaid losses and loss adjustment expenses (“LAE”) from 2003 through 2012 for our Insurance Company Subsidiaries, and the deconsolidation impact of American Indemnity Insurance Company, Ltd. (“American Indemnity”). American Indemnity is a wholly-owned subsidiary that is not consolidated pursuant to ASC 810 – Consolidations.

MEADOWBROOK INSURANCE GROUP, INC.

Development of the ProCentury acquired reserves is not included for the years prior to 2008, because our Merger was not effective until August 1, 2008. The lower portion of the table reflects the impact of reinsurance for the years 2003 through 2012 reconciling the net reserves shown in the upper portion of the table to gross reserves.

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

Analysis of Loss and Loss Adjustment Expense Development (1)

	Years Ended December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(in thousands)
Reserves for losses and LAE at end of period	$192,019	$226,996	$271,423	$302,655	$341,541	$625,331	$682,376	$784,202	$879,093	$1,074,075

Deconsolidation of subsidiary	(2,989)

Adjusted reserves for losses and LAE at end of period	$189,030	$226,996	$271,423	$302,655	$341,541	$625,331	$682,376	$784,202	$879,093	$1,074,075
Cumulative paid as of
1 year later	71,427	79,056	83,271	81,779	95,393	173,525	187,818	269,913	331,440
2 years later	118,729	124,685	133,809	140,308	155,745	279,221	338,925	458,376
3 years later	145,279	153,780	170,226	180,197	197,558	369,313	441,938
4 years later	159,220	171,946	195,242	204,802	233,421	425,223
5 years later	169,980	186,454	210,993	228,284	255,627
6 years later	178,388	195,691	226,048	241,737
7 years later	183,961	204,939	235,193
8 years later	190,965	211,149
9 years later	194,387
Reserves re-estimated as of end of year:
1 year later	193,559	231,880	268,704	295,563	330,416	596,661	651,373	791,514	964,608
2 years later	203,394	227,462	263,069	286,647	327,862	566,878	654,641	844,001
3 years later	205,650	226,437	261,319	292,516	331,034	568,751	684,621
4 years later	202,748	226,492	265,448	293,897	339,931	580,023
5 years later	202,716	232,314	268,007	303,948	346,790
6 years later	206,062	233,560	276,374	305,504
7 years later	207,401	238,547	276,130
8 years later	209,606	238,446
9 years later	209,318
Net cumulative redundancy (deficiency):
Dollars	$(20,287)	$(11,451)	$(4,707)	$(2,850)	$(5,249)	$45,308	$(2,245)	$(59,799)	$(85,515)
Percentage	-10.7%	-5.0%	-1.7%	-0.9%	-1.5%	7.2%	-0.3%	-7.6%	-9.7%
Net reserves	189,030	226,996	271,423	302,655	341,541	625,331	682,376	784,202	879,093	1,074,075
Ceded reserves	147,446	151,161	187,254	198,422	198,461	260,366	266,801	280,854	315,884	381,905
Gross reserves	336,476	378,157	458,677	501,077	540,002	885,697	949,177	1,065,056	1,194,977	1,455,980
Net re-estimated	209,318	238,446	276,130	305,504	346,790	580,023	684,621	844,001	964,608
Ceded re-estimated	246,042	208,195	207,793	203,812	201,781	246,207	259,924	289,991	326,438
Gross re-estimated	455,359	446,641	483,923	509,317	548,570	826,230	944,545	1,133,993	1,291,046
Gross cumulative redundancy (deficiency)	$(118,883)	$(68,484)	$(25,246)	$(8,240)	$(8,569)	$59,467	$4,632	$(68,936)	$(96,069)

* American Indemnity reserves and development have been removed from the development. This foreign subsidiary was deconsolidated effective January 1, 2004.

MEADOWBROOK INSURANCE GROUP, INC.

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

The following table sets forth the difference between GAAP reserves for loss and loss adjustment expenses and statutory reserves for loss and loss adjustment expenses at December 31, (in thousands):

	2012	2011
GAAP reserves for loss and LAE	$1,455,980	$1,194,977
Reinsurance recoverables for unpaid losses	(381,905)	(315,884)
ASC 944 adjustment*	(6,858)	(8,322)
Statutory reserves for loss and LAE	$1,067,217	$870,771

* 100% Quota Share reinsurance agreement related to a worker’s compensation novation policy, with reinsurance provisions recognized as retroactive reinsurance on a GAAP basis in accordance with ASC 944- Financial Services- Insurance and recognized as prospective reinsurance on a statutory basis in accordance with SSAP 62R- Property and Casualty Reinsurance.

For the year ended December 31, 2012, we reported an increase of $96.1 million in gross ultimate loss estimates for accident years 2011 and prior, or 8.0% of $1,195.0 million of gross loss and LAE reserves at January 1, 2012.  We reported an $85.5 million increase in net ultimate loss and LAE estimates for accident years 2011 and prior, or 9.7% of $879.1 million of net loss & LAE reserves at January 1, 2012.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

Insurance Holding Company Regulation

We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which we conduct business. These regulations require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system, which are domiciled in that state. The insurance laws similarly provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator.

Various State and Federal Regulation

Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. In addition, for some classes of insureds individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, if permitted by applicable regulations, these adverse effects on profitability can be minimized through repricing of coverages or limitations or cessation of the affected business.

Reinsurance Intermediary

Our reinsurance intermediaries are also subject to regulation. Under applicable regulations, an intermediary is responsible, as a fiduciary, for funds received on account of the parties to the reinsurance transaction. The intermediaries are required to hold such funds in appropriate bank accounts subject to restrictions on withdrawals and prohibitions on commingling.

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

Membership in Insolvency Funds and Associations and Mandatory Pools

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of the annual premium written by a member in that state. For 2012, 2011, and 2010, assessments from insolvency funds were $6.8 million, $8.6 million, and $5.1 million, respectively. Most of these payments are recoverable through future policy surcharges and premium tax reductions.  Except for New Jersey, business written on a surplus lines basis is not subject to state guaranty fund assessments.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may adversely affect us. For 2012, 2011, and 2010, total assessments paid to all such facilities were $4.9 million, $5.0 million, and $3.5 million, respectively.

Restrictions on Dividends and Risk-Based Capital

For information on Restrictions on Dividends and Risk-based Capital that affect us please refer to Note 8 ~ Regulatory Matters and Rating Issues of the Notes to the Consolidated Financial Statements and the Regulatory and Rating Issues section within Item 7, Management’s Discussion and Analysis.

NAIC-IRIS Ratios

The National Association of Insurance Commissioners’ (“NAIC”) Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries or possible further review from individual state insurance commissioners. Refer to the Regulatory and Rating Issues section within Item 7, Management’s Discussion and Analysis.

Effect of Federal Legislation

The Terrorism Risk Insurance Act of 2002 (“TRIA”) established a program under which the United States federal government provides governmental support for businesses that suffer damages from certain acts of international terrorism. In 2007, TRIA was extended through December 31, 2014. The terms of the legislation enacted now also include domestic terrorist acts. TRIA serves as an additional high layer of reinsurance against losses that may arise from a terrorist incident. The impact upon us resulting from TRIA is minimal, as we generally do not underwrite risks that are considered targets for terrorism, we generally avoid concentration of exposures in both property and workers’ compensation and we have terrorism coverage included in our reinsurance treaties to cover the most likely exposure.

MEADOWBROOK INSURANCE GROUP, INC.

Employees

At February 20, 2013, we employed 1,032 associates to service our clients and provide management services to our Insurance Company Subsidiaries as described below. We believe we have good relationships with our associates.

Available Information

Our Internet address is www.meadowbrook.com. There we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Statements of Beneficial Ownership (Forms 3, 4, and 5), and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site that contains reports, proxy statements, and other information that we file at www.sec.gov.  Our SEC reports can also be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with, or furnish to the SEC. The Charters of the Governance and Nominating Committee, the Compensation Committee, the Audit Committee and the Capital Strategy and Acquisition, and Investment Committee, as well as the Board of Directors Governance Guidelines are also available on our website, or available in print to any shareholder who requests this information.  In addition, our Compliance Code of Conduct and Business Ethics policy is available on our website, or in print to any shareholder who requests this information.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, including the information regarding forward-looking statements set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully consider the following risk factors, categorized by “Risks Related to Our Business”, “Risks Related to Our Industry” and “Risks Related to Our Common Stock”, which could materially affect our business, financial condition or results of operations in future periods.

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

In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. Loss reserves are an estimate of what we anticipate the ultimate costs to be and therefore do not represent an exact calculation of liabilities. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:

•	actuarial and statistical projections of the cost of settlement and administration of claims reflecting facts and circumstances then known;
•	historical claims information and loss emergence patterns;
•	assessments of currently available data;
•	estimates of future trends in claims severity and frequency;
•	economic factors such as inflation;
•	judicial theories of liability;
•	estimates and assumptions regarding social, judicial and legislative trends, and actions such as class action lawsuits and judicial interpretation of coverages or policy exclusions; and
•	the level of insurance fraud.

MEADOWBROOK INSURANCE GROUP, INC.

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

If the actual amount of insured losses is greater than our reserve estimates, our profitability, capital and financial position could suffer.  In addition, if our loss reserves are inadequate to cover the actual amount of insured losses, our financial strength rating or the financial strength ratings of our Insurance Company Subsidiaries could be downgraded.  An increase in reserves may also require us to write off a portion of our deferred acquisition costs asset, which would also negatively impact our operating results and financial position.

In 2012, we experienced material reserve strengthening because of significant adverse loss development primarily in commercial multiple peril, workers’ compensation and commercial auto lines and in the second and third quarters of 2012, we took charges of $28.2 million and $42.9 million, respectively. Additional information relating to our reserves is included within the Losses and Loss Adjustment Expenses and Reinsurance Recoverables section of Note 1 ~ Summary of Significant Accounting Policies and Note 4 ~ Liability for Losses and Loss Adjustment Expenses of the Notes to the Consolidated Financial Statements, as well as to the Critical Accounting Policies section and the Reserves section of Item 7, Management’s Discussion and Analysis. There can be no assurance that we will not in the future experience further significant adverse loss development that could result in further reserve strengthening and additional material charges to earnings.

A decrease in our A.M. Best rating could negatively affect our business.

Financial ratings are an important factor influencing the competitive position of insurance companies. Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate greater financial stability and a stronger ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors they believe are important to policyholders. Ratings evaluations are not directed to potential purchasers of our common stock and are not recommendations to buy, hold, or sell our securities.

Our ability to write business is most influenced by our rating from A.M. Best. A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders. Currently, our financial strength rating from A.M. Best is “A−” (Excellent) for our Insurance Company Subsidiaries.  On October 19, 2012, following announcement of our third quarter 2012 results, A.M. Best  placed under review with negative implications the financial strength rating of A- (Excellent) and issuer credit ratings of “a-” of the subsidiaries of the Company, which operate under an intercompany reinsurance pooling agreement. A.M. Best also has placed under review with negative implications the issuer credit rating of “bbb-” of the Company. A.M. Best announced on March 1, 2013 that they will maintain their “under review” status with negative implications as they continue to evaluate the Company’s corrective actions. As a result, the negative implications remain today. We cannot be sure that further actions, if any, that we take to improve our capital position will be sufficient to maintain our current ratings.  In addition, any further adverse loss development or other developments in the future could result in further rating actions.

A rating downgrade from A.M. Best could materially adversely affect the business we write and our results of operations.  Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and insureds to choose to transact their business with more highly rated competitors.  Such a downgrade could result in a significant reduction in the number of insurance contracts we write and the loss of substantial business to our competitors that maintain higher ratings, which would cause premiums and earnings to decrease. In addition, a downgrade could negatively impact our ability to raise capital and have a negative impact on our overall liquidity. Financial strength ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security and should not be relied upon as such.

We face competitive pressures in our business that could cause our revenues to decline and adversely affect our profitability.

We compete with a large number of other companies in our selected lines of business. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than us. Insurers in our markets generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage.  Although pricing is influenced to some degree by that of our competitors, it is not in our best interests to compete solely on price, and we may from time-to-time experience a loss of market share during period of intense price competition.  A number of new, proposed or potential legislative or industry developments could further increase competition in our industry including, but not limited to:

•
the formation of new insurers and an influx of new capital in the marketplace as existing companies attempt to expand their business as a result of better pricing and/or terms or the offering of similar or better products at or below our prices;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas, other alternative market types of coverage, or other non-property insurance; and
•	changing practices created by the Internet, which has increased competition within the insurance business.

New competition resulting from these and other developments could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity. In that event, the current market may soften further, and it may negatively influence our ability to maintain or increase rates. Consequently, our profitability could be adversely impacted by increased competition.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our results of operations and financial condition.

Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, have been negotiated to limit our exposure to certain types of risks and expanding theories of legal liability. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought by our policyholders.  While these exclusions and limitations help us assess and control our loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion, or legislation could be enacted that modifies or voids the use of such endorsements and limitations in a way that could have a materially adverse impact on our financial condition and operating results.  Such actions could result in higher than anticipated losses and LAE by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until some time after we have issued the insurance policies that are affected by the changes and litigation relating to the insurance policy interpretation has been resolved. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

MEADOWBROOK INSURANCE GROUP, INC.

Our geographic concentration ties our performance to the business, economic, natural perils, man made perils, and regulatory conditions within our most concentrated region.

Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business.  Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified.  In addition, our exposure to severe losses from localized perils, such as earthquakes, hurricanes, tropical storms, tornadoes, wind, ice storms, hail, fires, terrorism, riots and explosions, is increased in those areas where we have written significant numbers of insurance policies.

One of our predominate lines of business is workers’ compensation (41.9% of net earned premiums in 2012), which has a high concentration in California. Accordingly, unfavorable business, economic or regulatory conditions in this state could negatively impact our business. California is also exposed to climate and environmental changes, natural perils such as earthquakes, water supplies, and the possibility of pandemics or terrorist acts. Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification. Refer to Note [5] ~ Reinsurance for further information regarding our reinsurance structure related to workers’ compensation business.

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

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We are required to perform a goodwill impairment analysis at least annually and whenever events or circumstances indicate that the carrying value of a reporting unit may not be recoverable from estimated future cash flows. If it is determined that the goodwill has been impaired, we would be required to write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such impairments could have a material adverse effect on our results of operations, capital  and financial position.

MEADOWBROOK INSURANCE GROUP, INC.

If market conditions cause our reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.

As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk underwritten by our Insurance Company Subsidiaries, especially for the excess-of-loss and severity risks. We purchase reinsurance by transferring part of the risk we have written (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk under pro-rata and excess-of-loss contracts. These reinsurance arrangements are intended to diversify our business and reduce our exposure to large losses or from hazards of an unusual nature.

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

Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, the ceding of insurance does not discharge us of our primary liability to our policyholder. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims.  Therefore, we are subject to credit risk with respect to the obligations of our reinsurers. We are also subject to the risk that their reinsurers may dispute their obligations to pay our claims.  In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that it exceeds those limits.  Should an unlikely event occur that exceeds our reinsurance coverage, then the amounts in excess of our reinsurance coverage could adversely impact our financial condition or results of operations.  In order to minimize our exposure to significant losses from reinsurer insolvencies, we evaluate the financial condition of our reinsurers and monitor the economic characteristics of the reinsurers on an ongoing basis and, if appropriate, we may require trust agreements to collateralize reinsurers’ financial obligation to us. Nevertheless, if our reinsurers fail to pay us or fail to pay on a timely basis, our financial results and financial condition could be adversely affected.

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

MEADOWBROOK INSURANCE GROUP, INC.

Interest rates are highly sensitive to many factors beyond our control including general economic conditions, governmental monetary policy, and political conditions. As discussed above, fluctuations in interest rates may adversely impact our business. See “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” for further discussion on interest rate risk.

Continued difficult conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Recently, concerns over the slow economic recovery, level of U.S. national debt, the U.S. mortgage market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and global capital markets going forward. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the U.S. economy.  Although liquidity has improved, the market for fixed income instruments continues to experience some price volatility, credit downgrade events and elevated probabilities of default.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence and inflation levels all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, negative investor sentiment and lower consumer spending, the demand for our insurance products could be adversely affected. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Adverse changes in the economy could negatively affect our net income and could have a material adverse effect on our business, results of operations and financial condition.

In addition, continuing market turmoil has resulted in, and may continue to raise the possibility of, legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

Even in the absence of a market downturn, our insurance products, as well as our investment returns and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions. These fluctuations and conditions could materially and adversely affect our results of operations, financial condition and liquidity.

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

We invest the premiums we receive from customers until they are needed to pay policyholder claims or until they are recognized as profits. Consequently, we seek to match the duration of our investment portfolio with the duration of our loss and loss adjustment expense reserves to ensure strong liquidity and avoid having to liquidate securities to fund claims. As an example, we ladder the maturities of our investment portfolio to ensure we have adequate liquidity to fund anticipated liabilities that are coming due.   Risks such as inadequate loss and loss adjustment reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. Such sales could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.

If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, our business, financial condition and results of operations will be adversely affected.

MEADOWBROOK INSURANCE GROUP, INC.

The successful implementation of our business model depends on our ability to adapt to evolving technologies and industry standards and introduce new products and services. We cannot assure you that we will be able to introduce new products, or that any new products will achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect our results of operations. A failure by us to introduce planned products or other new products could have an adverse effect on our business, financial condition and results of operations.

If we cannot adapt to changing technologies, our products and services may become obsolete, and our business could suffer. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances on a timely and cost-effective basis. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving customer requirements, and, as a result, our business could suffer.

We are unable to predict the impact on us of the federal financial regulatory reform.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) enacted in July, 2010, expands the federal presence in insurance oversight. The Dodd-Frank Act's requirements include streamlining the state-based regulation of reinsurance and nonadmitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). The Dodd-Frank Act also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with regulatory authority over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The Federal Insurance Office has the power to, among other things, monitor aspects of the insurance industry, identify issues in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances.

The Dodd-Frank Act provides a framework for further regulation and governance initiatives. These regulations and initiatives cover many aspects of public company governance including, but not limited to, new and enhanced executive compensation disclosures, nonbinding stockholder votes on executive compensation, new independence standards for compensation committee membership, and incentive compensation clawback policies. Because the SEC has not yet completed its required rulemaking under the Dodd-Frank Act, we are unable to predict with certainty the overall impact these new regulations and initiatives will have on us. However, the cost of compliance with new regulations and initiatives could be significant, and adversely impact our results of operations, equity, business, and insurer financial strength and debt ratings.

Our ability to meet ongoing cash requirements and pay dividends may be limited by our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries.

We are a holding company that transacts the majority of our business through our Insurance Company Subsidiaries. Our ability to meet our obligations on our outstanding debt, and to pay our expenses and shareholder dividends, depends upon the dividend paying capacity of our Insurance Company Subsidiaries. We will be limited by the earnings of our Insurance Company Subsidiaries, and the distribution or other payment of such earnings to it in the form of dividends, loans, advances or the reimbursement of expenses.  Payments of dividends to us by our Insurance Company Subsidiaries are subject to various business considerations and restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to revised restrictions in the future. As of December 31, 2012, our Insurance Company Subsidiaries were able to make distributions to us up to $41.2 million without regulatory approval.  The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and A.M. Best’s Capital Adequacy Ratio (“BCAR”), which in turn could affect our A.M. Best rating. As a result, at times, we may not be able to receive dividends from our Insurance Company Subsidiaries in amounts necessary to meet our debt obligations, to pay shareholder dividends on our capital stock or to pay corporate expenses.  Therefore, the inability of our Insurance Company Subsidiaries to pay dividends or make other distributions could have a material adverse effect on our business and financial condition.

MEADOWBROOK INSURANCE GROUP, INC.

Our insurance company subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements could subject us to regulatory action.

Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of their respective states of domicile and each state in which they issue policies. Any failure by one of our Insurance Company Subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action, which may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. A decline in the risk based capital ratios of our Insurance Company Subsidiaries could limit their ability to pay dividends to us. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Company Subsidiaries, which we may not be able to do.

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

At times, we may investigate and pursue acquisition opportunities if we believe such opportunities are consistent with our long-term objectives and that the expected benefits exceed the risks.  Achieving such benefits is subject to a number of uncertainties, including whether the combined businesses are integrated in an efficient and effective manner; assumption of unknown material liabilities, including deficient provisions for unpaid claims; diversion of management’s attention from other business concerns; failure to achieve financial or operating objectives; potential loss of policyholders or key employees of acquired companies; and general competitive factors in the marketplace.  We believe we have a robust due diligence process; however, integrating an acquired company or business can be a complex and costly endeavor.  Integration may result in the loss of key employees, disruption to the existing business or the business of the acquired company, or otherwise harm our ability to retain customers and employees or achieve the anticipated benefits of the acquisition.  Also, the negative effect of any financial commitments required by regulatory authorities or rating agencies in acquisitions or business combinations may be greater than expected.  We may be unable to integrate or profitably operate any business, operations, personnel, services or products that we may acquire in the future, which could materially impact our projected benefits from the transaction, business, financial condition, results of operations, and cash flows.

Our reliance upon producers subjects us to their credit risk.

With respect to agency-billed premiums and premiums generated by brokers, producers collect premiums from the policyholders and forward them to us. We rely, and will continue to rely, heavily on these producers to attract new business.  Independent producers generally have the ability to bind insurance policies and collect premiums on our behalf, actions over which we have a limited ability to exercise preventative control.  In the event that an independent agent exceeds its authority by binding us to a risk that does not comply with our underwriting guidelines, we may be at risk for that policy until we effect a cancellation.  Any improper use of such authority may result in losses that could have a material adverse effect on our business, results of operations and financial condition.

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

Our largest producer in 2012 was Midwest General Insurance Agency, LLC (“Midwest General”), which in combination with its affiliates, accounted for 13.1% of our gross written premium. No other producer was responsible for more than 10% of our gross written premium. We do not have an exclusive relationship with Midwest General, and there can be no assurance that this relationship will continue in the future.  If Midwest General reduces its marketing of our products or moves some or all of its business to another carrier, then our business, investment financial condition and results of operations may be adversely affected.

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

Our internal controls are not fail-safe.

We continually enhance our operating procedures and internal controls to effectively support our business and comply with our regulatory and financial reporting requirements. As a result of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control objectives have been or will be met, and that every instance of error or fraud has been or will be detected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individual acts or by collusion of two or more persons. The design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Internal controls may also become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Further, the design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our internal controls and procedures are designed to provide reasonable, not absolute, assurance that the control objectives are met.

MEADOWBROOK INSURANCE GROUP, INC.

Risks Related to Our Industry and Our Regulatory and Litigation Environment

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

Because the cyclicality of our industry is due in large part to the actions of competitors and general economic conditions, we cannot predict with certainty the timing or duration of changes in the market cycle. We have been in a prolonged soft market and cannot necessarily predict how long it will take to harden.

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

One or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have an adverse effect on our results of operations or financial condition.  Along with other insurers in the industry, we use models in assessing our exposure to catastrophe losses that assume various conditions and probability scenarios. However, these models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Catastrophe models use historical information about various catastrophes and detailed information about our in-force business. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. Such limitations lead to questionable predictive capability and post-event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of our or state-specific policy language, demand surge for labor and materials or loss settlement expenses, all of which are subject to wide variation by catastrophe.

Litigation may have an adverse effect on our business

MEADOWBROOK INSURANCE GROUP, INC.

We are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary, or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy at issue, errors and omissions insurance or other appropriate insurance. In terms of any retentions or deductibles associated with such insurance, we have established accruals for such retentions or deductibles, when necessary, based upon current available information. With the assistance of outside counsel, we adjust such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, we do not expect the outcome of the claims, lawsuits and proceedings to which we are subject to, either individually, or in the aggregate, will have a material adverse effect on our financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

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

We are subject to extensive supervision and regulation in the states in which we operate. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is to maintain compliance with insurance regulations and to protect policyholders. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:

•	standards of solvency, including risk-based capital measurements;
•	restrictions on the nature, quality and concentration of investments;
•	restrictions on the types of terms that we can include in the insurance policies we offer;
•	restrictions on our ability to withdraw from unprofitable lines of insurance or unprofitable market areas;
•	required methods of accounting;
•	required reserves for unearned premiums, losses and other purposes;
•	permissible underwriting and claims settlement practices;
•	assessments for the provision of funds necessary for the settlement of covered claims under certain insurance policies provided by impaired, insolvent or failed insurance companies;
•	approval of policy forms and rates; and
•	restrictions on transactions between our Insurance Company Subsidiaries and their affiliates.

The regulations of the state insurance departments may affect the cost or demand for our products and may impede us from obtaining rate increases or taking other actions we might wish to take to increase our profitability. Furthermore, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals, or do not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend us from conducting some or all of our activities or monetarily penalize us. In addition, state regulators and the NAIC regularly examine existing laws and regulations applicable to insurance companies. Changes in these laws and regulations or the interpretations thereof could adversely impact our business.

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

Our Insurance Company Subsidiaries are subject to assessments in most states where we are licensed for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.  These assessments, which are levied by guaranty associations within the state, up to prescribed limits, are imposed on all member insurers in the applicable state on the basis of the proportionate share of the premiums written by member insures in the lines of business in which the impaired, insolvent or failed insurer was engaged.  Accordingly, the assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written.  Maximum contributions required by law in any one year vary by state, and have historically been less than one percent of annual premiums written. In addition, as a condition to the ability to conduct business in certain states, insurance companies are required to participate in mandatory reinsurance funds.  We cannot predict with certainty the amount of future assessments or level of participation in mandatory reinsurance funds. Significant assessments and the effect of mandatory reinsurance arrangements, or changes therein, could have a material adverse effect on our financial condition and results of operations.

MEADOWBROOK INSURANCE GROUP, INC.

Risks Related to Our Common Stock

The price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially due to a variety of factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could be significant and could cause a loss in the amount invested in our shares of common stock. Factors that could cause fluctuations include, but are not limited to, the following:

●	Variations in our actual or anticipated operating results or changes in the expectations of financial market analysts with respect to our results;
●	Investor perceptions of the insurance industry in general and the Company in particular;
●	Market conditions in the insurance industry and any significant volatility in the market;
●	Major catastrophic events; and
●	Departure of key personnel.

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

In general, subject to certain exceptions, the Fair Price Act prohibits a Michigan corporation from engaging in a “business combination” with an “interested shareholder” for a period of five years following the date that such shareholder became an interested shareholder, unless (i) prior to such date, the board of directors approved the business combination or (ii) on or subsequent to such date, the business combination is approved by at least 90% of the votes of each class of the corporation’s stock entitled to vote and by at least two-thirds of such voting stock not held by the interested shareholder or such shareholder’s affiliates.  The Fair Price Act defines a “business combination” to include certain mergers, consolidations, dispositions of assets or shares and recapitalizations.  An “interested shareholder” is defined by the Fair Price Act to include a beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting shares of the corporation.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 2.	PROPERTIES

We own the land and an approximately 72,000 square foot corporate headquarters building in Southfield, Michigan. We expect that our corporate headquarters building will be adequate for our current and expected future operations.

With the ProCentury merger, we assumed the lease of their corporate headquarters, an approximately 44,000 square foot office building located in Westerville, Ohio.  The lease agreement for this building expires in 2013. We are in discussions on future office space in the Columbus, Ohio area.

We are also a party to various leases for other locations in which we have offices. We do not consider any of these leases to be material.

ITEM 3.	LEGAL PROCEEDINGS

We are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy at issue, errors and omissions insurance or other appropriate insurance. In terms of any retentions or deductibles associated with such insurance, we have established accruals for such retentions or deductibles, when necessary, based upon current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable, then an accrual for the costs to resolve these claims is recorded in our consolidated balance sheets. Period expenses related to the defense of such claims are included in the accompanying consolidated statements of income. With the assistance of outside counsel, we adjust such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, we do not expect the outcome of the claims, lawsuits and proceedings to which we are subject to, either individually, or in the aggregate, will have a material adverse effect on our financial condition. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

MEADOWBROOK INSURANCE GROUP, INC.

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholder Information
Corporate Headquarters	Transfer Agent & Registrar	Annual Meeting
26255 American Drive	Computershare Shareowner Services LLC	The Annual Meeting of
Southfield, MI 48034-6112	P.O. Box 43006	Shareholders
Phone: (248) 358-1100	Providence, RI 02940-3006	will be held at:
2:00 p.m.
Independent Registered		May 17, 2013
Public Accounting Firm
Ernst & Young LLP	Stock Listing	Corporate Headquarters
One Kennedy Square, Suite 1000	New York Stock Exchange	26255 American Drive
777 Woodward Avenue	Symbol: MIG	Southfield, MI 48304-6112
Detroit, MI 48226-5495

Corporate Counsel
Sidley Austin LLP
One South Dearborn Street
Chicago, IL 60603-2302

Shareholder Relations and Form 10-K

A copy of our 2012 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters, or contact:

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

Computershare Shareowner Services LLC
1-800-442-8134

Or visit their website at www.cpushareownerservices.com

MEADOWBROOK INSURANCE GROUP, INC.

Share Price and Dividend Information

Our common stock is traded on the New York Stock Exchange under the symbol “MIG.”  The following table sets forth the high and low sale prices of our common shares as reported by the NYSE and our quarterly dividends declared for each period shown:

December 31, 2012	High	Low	Dividends
First Quarter	$11.91	$8.97	$0.05
Second Quarter	10.02	8.36	0.05
Third Quarter	8.86	6.53	0.02
Fourth Quarter	8.21	5.22	0.02
December 31, 2011	High	Low	Dividends
First Quarter	$10.51	$9.34	$0.04
Second Quarter	10.64	9.22	0.04
Third Quarter	10.28	8.27	0.05
Fourth Quarter	10.85	8.50	0.05

When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations strategic plans, industry conditions, our overall financial condition and other relevant factors.  As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our subsidiaries which may be subject to limitations under applicable insurance regulations.  In 2012 and 2011, the Insurance Company Subsidiaries paid dividends to our holding company of $12.5 million and $22.6 million, respectively.

For additional information regarding dividend restrictions, refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis.

Shareholders of Record

As of February 26, 2013, there were 232 shareholders of record of our common stock.  For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.

Purchase of Equity Securities by the Issuer

On October 28, 2011, our Board of Directors authorized us to purchase up to 5.0 million shares of our common stock in market transactions for a period not to exceed twenty-four months.  This Share Repurchase Plan replaced our former plan, which had been previously authorized in February 2010.

The following table presents information with respect to repurchases of our common stock made during the quarterly period ended December 31, 2012:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may still be Repurchased Under the Plans or Programs
October 1 - October 31, 2012	-	$-	-	3,732,700
November 1 - November 30, 2012	-	-	-	3,732,700
December 1 - December 31, 2012	-	-	-	3,732,700
Total	-	$-	-

MEADOWBROOK INSURANCE GROUP, INC.

Performance Graph

The following graph sets forth, for the five year period ended December 31, 2012, the cumulative total stockholder return for the Company’s common stock, the Russell 2000 Index, and a published industry index.  The graph assumes the investment of $100 on December 31, 2007 in Common Stock of the Company, the Russell 2000 Index, and a published industry index.  The stock price performance represented on the following graph is not necessarily indicative of future stock price performance.

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

Meadowbrook Insurance Group, Inc.

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Meadowbrook Insurance Group, Inc.	100.00	69.33	80.78	113.58	120.36	66.57
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Insurance $1B-$2.5B	100.00	82.34	89.93	115.78	147.06	164.18

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

MEADOWBROOK INSURANCE GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share and ratio data)
Income Statement Data:
Gross written premiums	$1,066,633	$904,026	$801,901	$688,687	$457,683
Net written premiums	797,502	776,253	693,599	580,018	375,194
Net earned premiums	854,259	747,635	659,840	539,602	369,721
Net commissions and fees	34,049	32,115	34,239	37,881	42,904
Net investment income	53,143	54,522	54,173	50,366	36,624
Net realized gains (losses)	55,312	2,949	1,817	(225)	(11,422)
Total revenue	996,763	837,221	750,069	627,624	437,827
Net losses and LAE	677,684	495,351	399,650	327,426	229,181
Policy acquisition and other underwriting expenses	274,066	250,535	228,182	175,657	117,357
General selling & administrative expenses	24,463	24,775	22,494	29,601	29,282
General corporate expense	3,572	400	5,668	5,977	4,572
Amortization expense	7,296	4,973	4,966	5,781	6,310
Interest expense	8,429	8,347	9,458	10,596	7,681
Income before income taxes and equity earnings	1,253	52,840	79,651	72,586	43,444
Equity earnings of affiliates, net of tax	2,652	2,418	2,263	874	-
Equity earnings of unconsolidated subsidiaries, net of tax	2	(57)	473	(12)	269
Net income	11,749	43,032	58,973	52,310	27,169
Earnings per share - Diluted	$0.23	$0.82	$1.09	$0.91	$0.60
Dividends paid per common share	$0.17	$0.17	$0.13	$0.09	$0.08

Balance Sheet Data:
Total investments and cash and cash equivalents	$1,651,592	$1,487,680	$1,345,257	$1,203,215	$1,085,648
Total assets	2,713,274	2,370,098	2,170,943	1,989,794	1,820,165
Loss and LAE reserves	1,455,980	1,194,977	1,065,056	949,177	885,697
Debt	78,500	28,375	37,750	49,875	60,250
Debentures	80,930	80,930	80,930	80,930	80,930
Shareholders' equity	558,279	585,151	540,403	496,931	435,479
Book value per share	$11.22	$11.46	$10.15	$8.95	$7.59

Other Data:
GAAP ratios (insurance companies only):
Net loss and LAE ratio	79.3%	66.3%	60.6%	60.7%	62.0%
Expense ratio	32.1%	33.5%	34.6%	32.6%	31.7%
Combined ratio	111.4%	99.8%	95.2%	93.3%	93.7%

Accident year combined ratio (1)	101.4%	98.8%	99.9%	98.6%	98.2%

Total adverse (favorable) development on prior years	$85,515	$7,311	$(31,003)	$(28,670)	$(16,772)

(1) The accident year combined ratio is a non-GAAP measure that excludes changes in net ultimate loss estimates from prior year loss reserves  Management uses accident year combined ratio as one component to assess the Company's current year performance and as a measure to evaluate, and if necessary, adjust pricing and underwriting.

The merger with ProCentury was completed following the close of business on July, 31, 2008.  Therefore, the above table includes only five months of financial results for ProCentury for the year ended December 31, 2008 and twelve months of financial results for the years ended December 31, 2009, 2010, 2011, and 2012.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-K may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.  You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements.  Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: actual loss and loss adjustment expenses exceeding our reserve estimates; a decrease in our A.M. Best rating; competitive pressures in our business; the failure of any of the loss limitation methods we employ; our geographic concentration and the business, economic, natural perils, man made perils, and regulatory conditions within our most concentrated region; our ability to appropriately price the risks we underwrite; goodwill impairment risk employed as part of our growth strategy; increased risks or reduction in the level of our underwriting commitments due to market conditions; a failure of our reinsurers to pay losses in a timely fashion, or at all; interest rate changes; continued difficult conditions in the global capital markets and the economy generally; market and credit risks affecting our investment portfolio; liquidity requirements forcing us to sell our investments; a failure to introduce new products or services to keep pace with advances in technology; the new federal financial regulatory reform; our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries; minimum capital and surplus requirements imposed on our Insurance Company Subsidiaries; a failure of additional capital to be available or only available on unfavorable terms; acquisitions and integration of acquired businesses resulting in operating difficulties, which may prevent us from achieving the expected benefits; our reliance upon producers, which subjects us to their credit risk; loss of one of our core selected producers; our dependence on the continued services and performance of our senior management and other key personnel; our reliance on our information technology and telecommunications systems; effectively managing technology initiatives and obtaining the efficiencies anticipated with technology implementation; a failure in our internal controls; the cyclical nature of the property and casualty insurance industry; severe weather conditions and other catastrophes; the effects of litigation; state regulation; and assessments imposed upon our Insurance Company Subsidiaries to provide funds for failing insurance companies. Meadowbrook is not under any obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

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

We establish a liability for losses and LAE, which represents case based estimates of reported unpaid losses and LAE and actuarial estimates of incurred but not reported losses (“IBNR”) and LAE.  Such liabilities, by necessity, are based upon estimates and, while we believe the amount of our reserves is adequate, the ultimate liability may be greater or less than the estimate.  As of December 31, 2012 and 2011, we have accrued $1,456.0 million and $1,195.0 million of gross loss and LAE reserves, respectively.

Components of Losses and Loss Adjustment Expense

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The following table sets forth our gross and net reserves for losses and LAE based upon an underlying source of data, at December 31, 2012 (in thousands):

	Case	IBNR	Total
Direct	$521,549	$821,630	$1,343,179
Assumed-Directly Managed (1)	40,773	24,262	65,035
Assumed-Residual Markets (2)	8,478	9,599	18,077
Assumed-MFH	10,737	5,352	16,089
Assumed-Other	4,128	9,472	13,600
Gross	585,665	870,315	1,455,980
Less Ceded	116,430	265,475	381,905
Net	$469,235	$604,840	$1,074,075

(1) “Directly Managed” represents business managed and processed by our underwriting, claims, and loss control departments, utilizing our internal systems and related controls.

(2) “Residual Markets” represent mandatory pooled workers’ compensation business allocated to individual insurance company writers based on the insurer’s market share in a given state.

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

The following table sets forth our net case and IBNR reserves for losses and LAE by line of business at December 31, 2012 (in thousands):

	Net Case	Net IBNR	Total
Workers' Compensation	$224,308	$224,283	$448,591
Residual Markets	8,657	9,794	18,451
Commercial Multiple Peril/General Liability	149,985	277,311	427,296
Commercial Automobile	60,330	78,375	138,705
Other	25,955	15,077	41,032
Total	$469,235	$604,840	$1,074,075

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

Claims for short-tail lines of business settle more quickly than long-tail lines of business, and in general, loss development factors for short-tail lines are smaller than long-tail lines.  For long-tail lines, we tend to rely on initial expected loss methods throughout the current accident year then move to development factor based methods for older accident years.    Development methods on short-tail lines are generally reliable in the third and fourth quarter of the initial accident year and recorded loss ratios reflect a blend of the development and forecast methods.  Short-tail lines represent 3% of our total reserves at December 31, 2012.

The reserve categories where the above methods are not applicable are few.  The largest of these is our workers’ compensation residual market reserve category, where we utilize detailed reserve analyses performed by the industry statistical agency NCCI in making our estimates.  We adjust these estimates for timing differences in the reporting of the data.  The other reserve categories that deviate from the above methods are smaller; as a group they constitute less than one percent of the total reserves.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Each of the methods listed above requires the selection and application of parameters and assumptions.  For all but the initial expected loss method, the key assumptions are the patterns with which our aggregate claims data will be paid or will emerge over time (“development patterns”).  These patterns incorporate inherent assumptions of claims cost inflation rates and trends in the frequency of claims, both overall and by severity of claim.  These are affected by underlying loss trends, rate changes, benefit changes, reinsurance structure and cost changes, and other pertinent adjustments which are explicit key assumptions underlying the initial expected loss method.  Each of these key assumptions is discussed in the following paragraphs.

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

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.  In particular, the development factor based methods all have as a key assumption that the development of losses in the future will follow a pattern similar to those measured by past experience and as adjusted either explicitly or by actuarial judgment.  There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple and varied factors.  With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2012 and 2011.

Variability of Claim Reserve Estimates

By its nature, the estimate of ultimate losses and LAE is subject to variability due to differences between our assumptions and actual events in the future.  Although many factors influence the actual cost of claims and our corresponding reserve estimates, we do not measure and estimate values for all of these variables individually.  This is due to the fact that many of the factors known to impact the cost of claims cannot be measured directly, such as the impact on claim costs due to economic inflation, coverage interpretations, and jury determinations.  In most instances, we rely on our historical experience or industry information to estimate the values for the variables that are explicitly used in our reserve analyses.  We assume that the historical effect of these unmeasured factors, which is embedded in our experience or industry experience, is representative of the future effects of these factors.  Where we have reason to expect a change in the effect of one of these factors, we perform analyses to perform the necessary adjustments.

One implicit assumption underlying development patterns is that the claims inflation trends will continue into the future similar to their past patterns. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, our actuarial department derives expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2012 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. General inflation trends have been fairly stable over the past several years but there have been fluctuations of one to two percent over the past ten years and therefore we used a one percent annual inflation variance factor. The effect differed by line of business but overall was a four percent change in reserve adequacy or approximately $27.9 million effect on after tax net income.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

An explicit assumption used in the analysis is the set of initial expected loss ratios (“IELRs”) used in the current accident year reserve projections and in some of the prior accident year ultimate loss indications.  To estimate the sensitivity of the estimated ultimate loss to a change in IELRs, the actuarial department recasted the loss reserve indications using a set of IELRs all one percent higher than the final IELRs. The overall impact of a one percent change in IELRS would be a corresponding one percent change in reserve adequacy or a $5.7 million effect on after tax net income.  Often the loss ratios by line of business will vary from the IELR in different directions causing them to partially offset each other.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

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

Our range of loss and LAE reserves table shows that presently we estimate them as going from favorable development of 11.2% to unfavorable of 8.4%.  The range was evaluated based on the ultimate loss estimates from the actuarial methods described above.

Pre-tax Impact on Earnings from a Variance in Future Loss Payments and Case Reserves as of December 31, 2012

	(in thousands)
Line of Business	Minimum Reserve Range		Maximum Reserve Range
Workers' Compensation	$(52,514)	-11.7%	$20,630	4.6%
Residual Markets	$(1,293)	-7.0%	$552	3.0%
Commercial Multiple Peril / General Liability	$(53,860)	-12.6%	57,154	13.4%
Commercial Automobile	$(10,701)	-7.7%	9,673	7.0%
Other	$(2,419)	-5.9%	2,300	5.6%
Total	$(120,787)	-11.2%	$90,309	8.4%

The sensitivity around our workers’ compensation reserves primarily reflects the size and the maturity of the underlying book of business.  Our workers’ compensation reserves represent 44% of our total reserves at December 31, 2012.

The sensitivity around our commercial multiple peril / general liability reserves primarily reflects the longer duration of reserves relating to our liability excess program, which started in 2003 and was cancelled in 2012, and our construction defect exposure, which together represent approximately 40% of the $427.3 million reserves in this line of business as of December 31, 2012.  These lines of business are subject to greater uncertainty than the remainder of our book of business.

The sensitivity around our commercial automobile reserves primarily reflects the speed of reporting of the underlying losses, as well as the maturity of the case law surrounding automobile liability.

The sensitivity around the other lines of business primarily reflects the size of the underlying book of business.  Our other reserves represent 4% of total reserves at December 31, 2012.  A large portion of these reserves represent professional liability programs which tend to be claims-made and reinsured at lower limits, therefore reducing the volatility that is inherent in a smaller book of business.  Another large portion represents property claims, which have a shorter reporting and payout pattern than liability and workers’ compensation claims.

All of our reserves are sensitive to changes in the underlying claim payment and case reserving practices, as well as the other sources of variations mentioned above.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Reinsurance Recoverables

Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR losses and LAE.  Such recoverables, by necessity, are based upon estimates.  Reinsurance does not legally discharge us from our legal liability to our insureds, but it does make the assuming reinsurer liable to us to the extent of the reinsurance ceded.  Instead of being netted against the appropriate liabilities, ceded unearned premiums and reinsurance recoverables on paid and unpaid losses and LAE are reported separately as assets in our consolidated balance sheets.  Reinsurance recoverable balances are also subject to credit risk associated with the particular reinsurer.  In our selection of reinsurers, we continually evaluate their financial stability.  While we believe our reinsurance recoverables are collectible, the ultimate recoverable may be greater or less than the amount accrued.  At December 31, 2012 and 2011, reinsurance recoverables on paid and unpaid losses were $395.5 million and $325.8 million, respectively.

In our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, or on the portion of risk either ceded to the captives, or retained by the clients.  The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs.  We collateralize balances due from our risk-sharing partners through funds withheld trusts or stand-by letters of credit issued by highly rated banks.  We have historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which may be in dispute.  At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility.  At December 31, 2012, we believe this allowance is adequate. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk-sharing partners.  No assurance can be given, however, regarding the future ability of our risk-sharing partners to meet their obligations.

Legal Contingencies

We are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business.  Where appropriate, we vigorously defend such claims, lawsuits and proceedings.  Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant.   Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy at issue, errors and omissions insurance or other appropriate insurance.  In terms of any retentions or deductibles associated with such insurance, we have established accruals for such retentions or deductibles, when necessary, based upon current available information.  In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable; then an accrual is provided for the costs to resolve these claims in the accompanying consolidated balance sheets.  Period expenses related to the defense of such claims are included in the accompanying consolidated statements of income.  We, with the assistance of outside counsel, adjust such provisions according to new developments or changes in the strategy in dealing with such matters.  On the basis of current information, we do not expect the outcome of the claims, lawsuits and proceedings to which we are subject to, either individually, or in the aggregate, will have a material adverse effect on our financial condition.  However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued
Non-GAAP Financial Measures

Statutory Surplus

Statutory surplus is a non-GAAP measure with the most directly comparable financial GAAP measure being shareholders’ equity. The following is a reconciliation of statutory surplus to shareholders’ equity:

Consolidated Statutory Surplus to GAAP Shareholders' Equity
For Period Ending: December 31, 2012
(In thousands)

Statutory Consolidated Surplus		$426,257

Statutory to GAAP differences:
Deferred policy acquisition costs	45,417
Unrealized gain (loss) on securities available for sale	62,877
Non-admitted assets and other	(2,993)

Total Statutory to GAAP differences		105,301

Total Non-Regulated Entities		26,721
GAAP Consolidated Shareholders' Equity		$558,279

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

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Net operating (loss) income	$(28,401)	$40,333	$57,468
Net realized gains, net of tax	40,150	2,699	1,505
Net income	$11,749	$43,032	$58,973

Diluted earnings per common share:
Net operating (loss) income	$(0.57)	$0.77	$1.06
Net income	$0.23	$0.82	$1.09
Diluted weighted average common shares outstanding	50,177,484	52,404,377	54,289,131

We use net operating (loss) income and net operating (loss) income per share as components to assess our performance and as measures to evaluate the results of our business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the net effect of realized gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available for sale and not held for trading purposes. Realized gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Additionally, in 2012 realized gains of $55.3 million were generated in part, by the sale of a portion of our investment portfolio, compared to realized gains of $2.9 million and $1.8 million in 2011 and 2010, respectively. Accordingly, net operating (loss) income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying loss or profitability of our business. We believe that it is useful for investors to evaluate net operating (loss) income and net operating (loss) income per share, along with net (loss) income and net (loss) income per share, when reviewing and evaluating our performance.

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

	For the Years Ended December 31,
	2012	2011	2010
Accident year loss and LAE ratio	69.3%	65.3%	65.3%
Increase in net ultimate loss estimates on prior year loss reserves	10.0%	1.0%	-4.7%
Net loss & LAE ratio	79.3%	66.3%	60.6%

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

Results of Operations

Executive Overview

Our results for the year ended December 31, 2012 were impacted by the increase in net ultimate loss estimates for 2011 and prior accident years, which added 10.0 percentage points to the generally accepted accounting principles (“GAAP”) combined ratio. The year ended December 31, 2012 results also reflect the impact of Super Storm Sandy, which added 0.8 percentage points to the GAAP combined ratio. Our GAAP combined ratio was 111.4% for the year ended December 31, 2012, compared to 99.8% in 2011.   Our accident year combined ratio was 101.4% for the year ended December 31, 2012, compared to 98.8% in 2011.

Net operating loss, a non-GAAP measure, for the year ended December 31, 2012 was ($28.4 million), or ($0.57) per diluted share, compared to net operating income of $40.3 million, or $0.77 per diluted share in 2011.  The 2012 results include the pre-tax increase in net ultimate loss estimates for 2011 and prior accident years of $85.5 million. By contrast, the 2011 results include the pre-tax increase in net ultimate loss estimates for 2010 and prior accident years of $7.3 million. In addition, the 2012 results include the pre-tax impact from Super Storm Sandy of $7.0 million.

Gross written premium increased $162.6 million, or 18.0%, to $1,066.6 million in 2012, compared to $904.0 million in 2011.  This growth primarily reflects the accelerating pace of rate increases that have been achieved in combination with the maturation of existing programs where we are achieving adequate pricing levels. This growth was partially offset by the termination  or reduction of certain programs where pricing and underwriting did not meet the Company’s targets.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Results of Operations 2012 compared to 2011:

Net income for the year ended December 31, 2012 was $11.7 million, or $0.23 per dilutive share, compared to net income of $43.0 million, or $0.82 per dilutive share, for the comparable period of 2011.  Net operating loss, a non-GAAP measure, for the year ended December 31, 2012 was ($28.4 million), or ($0.57) per diluted share, compared to net operating income of $40.3 million, or $0.77 per diluted share for the year ended December 31, 2011.  Total diluted weighted average shares outstanding for the year ended December 31, 2012, were 50,177,484, compared to 52,404,377 the comparable period in 2011.  This decrease reflects the impact of our Share Repurchase Plan.

Revenues - 2012 compared to 2011

Revenues for the year ended December 31, 2012, increased $159.6 million, or 19.1%, to $996.8 million, from $837.2 million for the comparable period in 2011.  This increase primarily reflects overall growth within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Years Ended December 31,
	2012	2011
Revenue:
Net earned premiums	$854,259	$747,635
Management administrative fees	11,676	12,814
Claims fees	6,444	6,251
Commission revenue	15,929	13,050
Net investment income	53,143	54,522
Net realized gains	55,312	2,949
Total revenue	$996,763	$837,221

Net earned premiums increased $106.7 million, or 14.3%, to $854.3 million for the year ended December 31, 2012, from $747.6 million in the comparable period in 2011.  This growth primarily reflects rate increase in combination with the maturation of existing programs.  This growth was partially offset by reductions in certain programs where pricing and underwriting did not meet our targets.

Commission revenue increased $2.8 million, or 21.4%, to $15.9 million for the year ended December 31, 2012, from $13.1 million for the comparable period in 2011. This increase was driven primarily by commission revenues generated from assets of a Michigan agency that was acquired in the fourth quarter of 2011.

Net investment income decreased by $1.4 million, to $53.1 million for the year ended December 31, 2012, from a $54.5 million for the comparable period in 2011. The decrease reflects the impact from the fourth quarter 2012 sale of a portion of our bond portfolio in order to generate realized gains, and lower yields on our existing portfolio.

Net realized gains increased by $52.4 million, to a $55.3 million gain for the year ended December 31, 2012, from a $2.9 million gain for the comparable period in 2011. The increase in realized gains relates to the fourth quarter 2012 sale of a portion of our bond portfolio in order to generate realized gains and enhance the statutory surplus of our Insurance Company Subsidiaries. We expect to complete the reinvestment process of the proceeds during the 1st quarter of 2013, with the replacement of those bonds at lower re-investment rates.

Expenses - 2012 compared to 2011

Expenses increased $211.2 million from $784.3 million for the year ended December 31, 2011 to $995.5 million for the year ended December 31, 2012.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The following table sets forth the components of expenses (in thousands):

	For the Years Ended December 31,
	2012	2011
Expense:
Net losses and loss adjustment expenses	$677,684	$495,351
Policy acquisition and other underwriting expenses	274,066	250,535
General selling & administrative expenses	24,463	24,775
General corporate expenses	3,572	400
Amortization expense	7,296	4,973
Interest expense	8,429	8,347
Total expenses	$995,510	$784,381

Net loss and loss adjustment expenses (“LAE”) increased $182.3 million to $677.7 million for the year ended December 31, 2012, from $495.4 million for the same period in 2011.  Our loss and LAE ratio was 79.3% for the year ended December 31, 2012 and 66.3% for the year ended December 31, 2011.  The loss and LAE ratio for the year ended December 31, 2012 includes a 10.0 percentage point increase from net ultimate loss estimates for accident years 2011 and prior, whereas the 2011 results include 1.0 percentage point change from net ultimate loss estimates for accident years 2010 and prior. The accident year loss and LAE ratio was 69.3% for the year ended December 31, 2012 up from 65.3% in the comparable period in 2011. The impact of Super Storm Sandy added 0.8 percentage points in 2012 as compared to 2011. In addition, the 2012 accident year loss and LAE  ratio reflects the cumulative effect of an increase in our accident year forecasted 2012 loss and LAE  ratio based upon the increase in net ultimate loss estimates for the 2009, 2010 and 2011 accident years. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $23.6 million, to $274.1 million for the year ended December 31, 2012, from $250.5 million for the same period in 2011. Our expense ratio decreased 1.4 percentage points to 32.1% for the year ended December 31, 2012, from 33.5% for the same period in 2011. This improvement reflects the reduction in accrued profit sharing commission and our ability to leverage corporate overhead.

General corporate expenses increased $3.2 million, to $3.6 million for the year ended December 31, 2012, from $0.4 million for the same period in 2011.  The increase is due to a reduction in the performance based variable compensation accrual in 2011.

Amortization expense increased $2.3 million to $7.3 million for the year ended December 31, 2011, from $5.0 million for the same period in 2012.  The increase is due to the $1.8 million write off of an intangible asset related to the public entity excess liability program that we terminated in the fourth quarter of 2012.

Federal income tax benefit for the year ended December 31, 2012 was $8.1 million, or -794.3% of income before taxes, compared to an expense of $11.5 million, or 22.1% of income before taxes for the same period in 2011.  Income tax expense on net capital gains and the change in our valuation allowance on deferred tax assets, was $15.2 million for the year ended December 31, 2012, compared to income tax expense on net capital gains and the change in our valuation allowance on deferred tax assets of $0.3 million for the year ended December 31, 2011.  The unusual 2012 tax rate is primarily due to the large tax benefit generated from underwriting losses resulting from adverse loss development and storm losses offset by the tax expense on net investment income and realized gains. The effective tax rate on net investment income was 25.7%, driven by the level of tax exempt investments.  The effective tax rate on underwriting results and profits from net commissions and fees was 34.3%. The effective tax rate on realized gains, which includes the benefit from the removal of the valuation allowance on deferred tax assets relating to OTTI securities that were sold, was 27.4%.  The proportion of these three components of net income resulted in the -794.3% overall effective tax rate.

Results of Operations 2011 compared to 2010:

Net income for the year ended December 31, 2011 was $43.0 million, or $0.82 per dilutive share, compared to net income of $59.0 million, or $1.09 per dilutive share, for the comparable period of 2010.  Net operating income, a non-GAAP measure, decreased $17.2 million, or 29.9%, to $40.3 million, or $0.77 per diluted share, compared to net operating income of $57.5 million, or $1.06 per diluted share in 2010.  Total diluted weighted average shares outstanding for the year ended December 31, 2011, were 52,404,377, compared to 54,289,131for the comparable period in 2010.  This decrease reflects the impact of our Share Repurchase Plan (the “Plan”) in which we repurchased 2.2 million shares during 2011.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Revenues - 2011 compared to 2010

Revenues for the year ended December 31, 2011, increased $87.1 million, or 11.6%, to $837.2 million, from $750.1 million for the comparable period in 2010.  This increase primarily reflects overall growth within our net earned premiums.

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

Expenses - 2011 compared to 2010

Expenses increased $114.0 million from $670.4 million for the year ended December 31, 2010 to $784.4 million for the year ended December 31, 2011.

The following table sets forth the components of expenses (in thousands):

	For the Years Ended December 31,
	2011	2010
Expense:
Net losses and loss adjustment expenses	$495,351	$399,650
Policy acquisition and other underwriting expenses	250,535	228,182
General selling & administrative expenses	24,775	22,494
General corporate expenses	400	5,668
Amortization expense	4,973	4,966
Interest expense	8,347	9,458
Total expenses	$784,381	$670,418

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

LAE increased $95.7 million, to $495.4 million for the year ended December 31, 2011, from $399.7 million for the same period in 2010.  Our loss and LAE ratio was 66.3% for the year ended December 31, 2011 and 60.6% for the year ended December 31, 2010.  The accident year loss and LAE ratio was 65.3% for the both years ended December 31, 2011 and 2010. The 2011 accident year loss and LAE ratio includes 1.2 percentage points of higher than an expected or ‘normal level’ of storm loss activity. The higher than normal level of storm losses  was partially offset by improved underwriting results as rate increases and underwriting actions begin to take effect. Excluding the higher than normal level of storm activity the 2011 accident year loss and LAE ratio improved to 64.1%, compared to 65.3% in the prior year. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $22.3 million, to $250.5 million for the year ended December 31, 2011, from $228.2 million for the same period in 2010. Our expense ratio decreased  1.1 percentage points to 33.5% for the year ended December 31, 2011, from 34.6% for the same period in 2010. This improvement reflects a reduction in variable compensation and a reduction in commission rates due to mix of business.

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

Federal income tax expense for the year ended December 31, 2011 was $11.5 million, or 22.1% of income before taxes, compared to $22.5 million, or 28.6% of income before taxes for the same period in 2010.  Income tax expense on net capital gains and the change in our valuation allowance on deferred tax assets, was $0.3 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively.  Excluding the tax impact of net capital gains and the change in our valuation allowance, the effective income tax rate would have been 22.9% and 28.7% for the years ended December 31, 2011 and 2010, respectively.  The lower rate reflects a larger portion of taxable income coming from net investment income rather than fee based and underwriting income, which includes a portion of tax exempt investments.

Other Items – Results of Operations

Equity earnings of affiliated, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, MFH, for $14.8 million in cash.  We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership.  We recognized equity earnings, net of tax, from MFH of $3.0 million, or $0.06 per dilutive share, for the year ended December 31, 2012, compared to $2.4 million, or $0.05 per dilutive share, for the comparable period of 2011, and $2.3 million, or $0.04 per dilutive share, for the comparable period of 2010.  We received dividends from MFH in 2012, 2011 and 2010, for $4.0 million, $3.4 million and $1.0 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

In November 2012, our subsidiary, Century Surety Company, committed to a $10 million contribution to the Aquiline Financial Services Fund II L.P. as a strategic investment. As of December 31, 2012, approximately $3.5 million of the commitment had been satisfied with $6.5 million of unfunded commitment remaining. Our ownership interest is approximately 1.4% of the fund, which does not constitute “significant influence”, therefore, we are accounting for this investment under the equity method of accounting. Century Surety Company will recognize 1.4% of the Fund’s profits and losses as a result of this equity interest ownership. We recognized a loss to equity earnings, net of tax, from the Aquiline Financial Services Fund II L.P. of ($0.3 million), or ($0.01) per dilutive share for the year ended December 31, 2012.

Reserves

At December 31, 2012, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $1,074 million. We established a reasonable range of reserves of approximately $953.3 million to $1,164 million. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$396,077	$469,221	$448,591
Residual Markets	17,158	19,003	18,451
Commercial Multiple Peril / General Liability	373,436	484,450	427,296
Commercial Automobile	128,004	148,378	138,705
Other	38,613	43,332	41,032
Total Net Reserves	$953,288	$1,164,384	$1,074,075

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the twelve months ended December 31, 2012, and the year ended December 31, 2011.

For the twelve months ended December 31, 2012, we reported an increase in net ultimate loss estimates for accident years 2011 and prior of $85.5 million, or 9.7% of $879.1 million of beginning net loss and LAE reserves at December 31, 2011. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2012 that differed from the projected activity. The major components of this change in ultimate loss estimates are as follows (in thousands):

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2011	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at December 31, 2012

Workers' Compensation	$358,131	$248,874	$28,549	$277,423	$48,149	$138,814	$186,963	$448,591
Residual Markets	17,682	6,102	(1,133)	4,969	1,963	2,237	4,200	18,451
Commercial Multiple Peril / General Liability	353,311	154,253	34,401	188,654	12,011	102,658	114,669	427,296
Commercial Automobile	117,594	97,954	19,874	117,828	34,040	62,677	96,717	138,705
Other	32,375	84,986	3,824	88,810	55,099	25,054	80,153	41,032
Net Reserves	879,093	$592,169	$85,515	$677,684	$151,262	$331,440	$482,702	1,074,075
Reinsurance Recoverable	315,884							381,905
Consolidated	$1,194,977							$1,455,980

The following table shows the re-estimated December 31, 2011 held reserves by line as of December 31, 2012 (in thousands):

Line of Business	Reserves at December 31, 2011	Total Re-estimated Reserves at December 31, 2012 on Prior Years	Development as a Percentage of Prior Year Reserves

Workers' Compensation	$358,131	$386,680	8.0%
Commercial Multiple Peril / General Liability	353,311	387,712	9.7%
Commercial Automobile	117,594	137,468	16.9%
Other	32,375	36,199	11.8%
Sub-total	861,411	948,059	10.1%
Residual Markets	17,682	16,549	-6.4%
Total Net Reserves	$879,093	$964,608	9.7%

Workers’ Compensation Excluding Residual Markets

The net ultimate loss estimates for accident years 2011 and prior in the workers' compensation line of business increased $28.5 million, or 8.0%. This was driven primarily by accident years 2009, 2010, and 2011. The increase in net ultimate loss estimates was $9.1 million in 2009, $13.3 million in 2010, and $7.4 million in 2011. These increases were partially offset by a reduction in net ultimate loss estimates for older accident years.

In this line of business we continue to see favorable overall underwriting trends. The average accident year combined ratio since the beginning of 2010 was 103.2%. In California workers’ compensation, which represents approximately 62% of our year-to-date 2012 workers’ compensation net earned premium, the average accident year combined ratio since the beginning of 2010 is 101.8%.  Our overall current accident year combined ratio for workers’ compensation is 100.8%.  This improvement reflects the impact of cumulative rate increases of 19.8% since the beginning of 2010, with an additional 14.4% filed and approved California rate increase, which became effective November 15, 2012.  During the year, we experienced an acceleration in the claim handling process.  Although the acceleration represents a deviation from standard loss development patterns, it also resulted in the recognition of some claim liabilities that were higher than anticipated in our previous reserving estimates.  This, in turn, led to an increase in the net ultimate loss estimates on prior accident years during the first three quarters.  The acceleration began to dissipate in the fourth quarter and reserves began to stabilize.  Paid loss severities remain more stable and claim frequencies have decreased due to earned rate increases. We view the paid loss severity and frequency trends, along with the rate increases that we have achieved as positive indicators for this business. In most states, underwriting actions and rate increases have been effective and ultimate loss estimates on prior accident years have been stable

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Commercial Multiple Peril / General Liability

The net ultimate loss estimates for accident years 2011 and prior in the commercial multi-peril/general liability line of business increased $34.4 million, or 9.7%. This was driven primarily by accident years 2006 through 2011. The increase in net ultimate loss estimates was $1.5 million for 2006, $6.2 million for 2007, $3.4 million for 2008, $9.0 million for 2009, $1.3 million for 2010, and $12.9 million for 2011.  This re-estimation reflects an increase in the frequency of larger claims and strengthening of case reserves relating to prior years that occurred in calendar year 2012.

Of the $34.4 million increase in prior accident year net ultimate loss estimates, $15.0 million was related to the excess liability program.  This program was cancelled in October 2012.

Although our ultimate loss estimates for prior years increased in 2012, we have begun to see favorable overall underwriting trends in this line of business. The average accident year combined ratio since the beginning of 2009 was 95.4%. Our current accident year combined ratio is 94.3%. During the year, our claim managers continued to perform an exposure analysis on our larger exposure claims. This recent initiative was designed to identify higher exposure claims earlier and focus on our investigation and defense strategies, which led to a higher level of incurred losses than indicated by our historical development patterns. While this acceleration represents a deviation from standard loss development patterns, it also resulted in the recognition of some claim liabilities that were higher than anticipated in our previous reserving estimates.

Commercial Automobile

The $19.9 million increase, or 16.9%, in net ultimate loss estimates for the commercial automobile line of business is primarily in the 2008, 2010, and 2011 accident years and also reflects the emergence of higher than expected large loss activity.  The increase in net ultimate loss estimates was $1.1 million for 2008, $7.6 million for 2010, and $9.8 million for 2011.

The average accident year combined ratio since the beginning of 2009 was 109.4%. Our current accident year combined ratio is 110.4%.

These unfavorable results primarily reflect the impact of the transportation program and a smaller segment of another program.  The Company aggressively achieved rate increases and reduced exposure on the transportation program. Despite these cumulative rate increases, which exceeded 46% since 2010, this program has been terminated on a go forward basis along with the smaller program mentioned above. We believe we could see improved current accident year results for this line of business as these rate increases earn premiums in 2013.

Other

The $3.8 million increase, or 11.8%, in net ultimate loss estimates in other lines of business is primarily from 2011 accident year property exposures where we had a handful of larger claims that occurred in late 2011, but were not reported until the first quarter of 2012. The increase in net ultimate loss estimates is $1.1 million in 2010 and $2.7 million in 2011.  These occurrences were partially offset by better than expected claim activity in our medical malpractice line of business.  Cumulative rate increases in other lines since the beginning of 2010 has been approximately 4.9%.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $1.1 million, or 6.4% of net reserves. This decrease reflects reductions in the net ultimate loss estimates for various accident years.  We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year.

Over the years, we have demonstrated an ability to remediate programs that are not meeting our targets through a combination of underwriting and pricing actions. Although we have experienced increases in net ultimate loss estimates noted above, we have made significant headway in remediating where necessary. We will continue to earn premium that reflects the 2012 cumulative rate increases and underwriting actions, which we believe could result in an improved combined ratio.  Despite the prolonged  soft  market  and  lackluster  economic  growth,  we  have  had  an  average combined ratio of 100.1% over the last six accident years and 101.4% for 2012.   As we emerge from an underpriced environment to more adequate pricing levels, we should see ongoing, incremental improvement in our overall underwriting results.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2012 was $41.2 million without prior regulatory approval. Of this $41.2 million, ordinary dividends of $12.5 million were declared and paid as of December 31, 2012. In addition to ordinary dividends, the Insurance Company Subsidiaries had the capacity to pay $135.3 million of extraordinary dividends in 2012, subject to prior regulatory approval. In addition, the ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and BCAR, which in turn may affect our A.M. Best rating.  The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $12.5 million and $22.6 million as of December 31, 2012 and 2011, respectively.  As of December 31, 2012, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.5 to 1.0 and 1.9 to 1.0, respectively.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees.  These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries.  Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $11.0 million for the year ended December 31, 2012.

We have a revolving credit facility of $100.0 million. As of December 31, 2012, we had a $20.0 million outstanding balance under our revolving credit facility and $0.5 million in letters of credit issued.  The undrawn portion of the revolving credit facility, which was $79.5 million as of December 31, 2012, is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Based on our Insurance Company Subsidiaries’ membership in the FHLBI, we have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity.  As of December 31, 2012, we had borrowed $30.0 million from the FHLBI. The proceeds were used to fund purchases of high quality bonds with maturities that match the maturity of the FHLBI credit facility. Due to the low cost of the FHLBI funding, the Company expects to generate returns in excess of its cost of borrowing under this strategy. We have the ability to increase our borrowing capacity through additional investments and pledging additional securities. As of December 31, 2011, the Company did not have any borrowings outstanding from the FHLBI.

Cash flows provided by operations were $122.0 million and $138.1million for the years ended December 31, 2012 and 2011, respectively.  The decrease in operating cash flows was driven primarily by the reduction from premium revenue as a result of the quota share reinsurance agreement that was entered into during the fourth quarter of 2012. Excluding the quota share reinsurance agreement, there was an increase in operating cash flow of $43.3 million more than 2011. The increase was driven primarily by higher cash flow from underwriting activities and a decrease in estimated federal income tax payments. We believe we maintain a strong balance sheet with geographic spread of risks, high quality reinsurance, and a high quality investment portfolio.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued
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

Refer to Note 7 ~ Derivative Instruments of the Notes to the Consolidated Financial Statements, for additional information specific to our interest rate swaps.

Credit Facilities

On August 29, 2012, we executed a credit agreement, which provides the Company with access to $130.0 million in credit facilities. The credit facilities included a $30.0 million term loan facility and a $100.0 million revolving credit facility.  The undrawn portion of the revolving credit facility is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions. Our credit agreement requires us to maintain the following financial covenants: (1) minimum consolidated net worth starting at $473.9 million, (2) minimum Risk Based Capital Ratio for Star of 1.50 to 1.00 and Century of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated fixed charge coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.”  As of December 31, 2012, the Company was in compliance with these debt covenants.

Refer to Note 6 ~ Debt of the Notes to the Consolidated Financial Statements, for additional information specific to our credit facilities and debentures.

Investment Portfolio

As of December 31, 2012 and December 31, 2011, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.7 billion and $1.5 billion, respectively.

In general, we believe our overall investment portfolio is conservatively invested.  The effective duration of the investment portfolio at December 31, 2012 and 2011, was 5.1 years and 4.9 years, respectively.  Our current pre-tax book yield is 3.0% compared to 4.0% in 2011.  The current after-tax yield is 2.3%, compared to 3.0% in 2011.  Approximately 99.6% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

Refer to Note 12 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued
Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2012 (in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Non-regulated companies:
Term Loan	$28,500	$6,000	$12,000	$10,500	$-
Lines of Credit (1)	20,000	-	15,000	5,000	-

Federal Home Loan Bank of Indianapolis (2)	30,000	-	-	30,000	-

Debentures (3):
Senior debentures due 2034; issued $13.0 million	13,000	-	-	-	13,000
Senior debentures due 2034; issued $12.0 million	12,000	-	-	-	12,000
Junior subordinated debentures due 2035; issued $20.6 million	20,620	-	-	-	20,620
Junior subordinated debentures due 2033; issued $10.3 million	10,310	-	-	-	10,310
Junior subordinated debentures due 2032; issued $15.0 million (4)	15,000	-	-	-	15,000
Junior subordinated debentures due 2033; issued $10.0 million (4)	10,000	-	-	-	10,000
Total Debt	159,430	6,000	27,000	45,500	80,930

Interest on Term Loan (5)	1,684	655	861	168	-
Interest on Line of Credit	2,007	610	1,097	300	-

Federal Home Loan Bank of Indianapolis	1,617	381	761	475	-

Interest on Debentures:
Senior debentures due 2034; issued $13.0 million	5,759	884	1,625	1,625	1,625
Senior debentures due 2034; issued $12.0 million	5,358	765	1,531	1,531	1,531
Junior subordinated debentures due 2035; issued $20.6 million	8,820	1,260	2,520	2,520	2,520
Junior subordinated debentures due 2033; issued $10.3 million	4,619	731	1,296	1,296	1,296
Junior subordinated debentures due 2032; issued $15.0 million (4)	6,737	1,094	1,881	1,881	1,881
Junior subordinated debentures due 2033; issued $10.3 million (4)	4,495	727	1,256	1,256	1,256
Total Interest Payable	41,096	7,107	12,828	11,052	10,109

Operating lease obligations (6)	14,551	3,742	4,252	3,339	3,218

Regulated companies:
Losses and loss adjustment expenses (7)	1,455,980	357,186	454,359	211,825	432,610
Aquiline Investment (8)	6,475	6,475	-	-	-
Total	$1,677,532	$380,510	$498,439	$271,716	$526,867

(1) Relates to our revolving line of credit.

(2) Relates to the proceeds received from the Federal Home Loan Bank of Indianapolis facility for which the Company used the full proceeds to purchase bonds.  The Company achieves a margin on the assets above the cost of the debt and therefore treats this as operating leverage.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

(3) Five year call feature associated with debentures, estimated seven year repayment.  For a description of our debentures and related interest rate terms, as well as actual rates in accordance with our interest rate swap transactions, refer to Note 6 ~ Debt and Note 7 ~ Derivative Instruments.

(4) Relates to the junior subordinated debentures acquired in conjunction with the ProCentury merger.

(5) For a description of our term loan and its interest rate terms, as well as actual rates in accordance with our interest rate swap transaction, refer to Note 6 ~ Debt and Note 7 ~ Derivative Instruments.

(6) Consists of rental obligations under real estate leases related to branch offices.  In addition, includes amounts related to equipment leases.

(7) The loss and loss adjustment expense payments do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty.  However, based upon historical payment patterns, we have included an estimate of our gross losses and loss adjustment expenses.  In addition, we have anticipated cash receipts on reinsurance recoverables on unpaid losses and loss adjustment expenses of $381.9 million, of which we estimate that these payments to be paid for losses and loss adjustment expenses for the periods less than one year, one to three years, three to five years, and more than five years, to be $68.0 million, $110.4 million, $54.1 million, and $149.4 million, respectively, resulting in net losses and loss adjustment expenses of  $289.1 million, $344.0 million, $157.8 million, and $283.2 million, respectively.

(8) In November 2012, Century Surety Company committed to a $10 million contribution to the Aquiline Financial Services Fund II L.P. as a strategic investment.  As of December 31, 2012, approximately $3.5 million of the commitment had been satisfied with $6.5 million of unfunded commitment remaining.  The remainder of the capital commitment will most likely be called in 2013, however, the exact date is not known as it is at the discretion of the fund managers based on the timing of the fund’s investments.

We maintain an investment portfolio with varying maturities that we believe will provide adequate cash for the payment of claims.

Variable Compensation

Our variable compensation plans, which have been established as an incentive for performance of our management team, consist of an Annual Bonus Plan (“Bonus Plan”) and a Long-Term Incentive Plan (“LTIP”).  The Bonus Plan is a discretionary cash bonus plan premised upon a targeted growth in net after-tax earnings on a year over year basis.  Each year, the Compensation Committee and our Board of Directors establish new targets based upon prior year performance and the forecasted performance levels anticipated for the following year.  The amount of the bonus pool is established by aggregating the individual targets for each participant, which is a percentage of salary.  An employee’s actual bonus may be plus or minus his or her target based upon the Company and individual’s performance at the end of the year. The Compensation Committee and the Board of Directors review our performance in relation to performance targets and then establish the total bonus pool to be utilized to pay cash bonuses to the management team based upon overall corporate and individual participant goals.

The LTIP is intended to provide an incentive to management to improve our performance over a period of time and remain with the Company, thereby increasing shareholder value.  The LTIP is paid entirely in stock based upon the performance of the Company and the participant’s service during the one-year period.  A participant’s percentage is established by the Compensation Committee and the Board of Directors in advance of any new LTIP award.

Our Compensation Committee also is authorized to issue restricted stock awards when the Company achieves various financial, operational and strategic goals and objectives.

All of our plans are administered by the Compensation Committee of the Board of Directors and all awards are reviewed and approved by the Board of Directors at both inception and at distribution.

Refer to Note 11 ~ Variable Compensation of the Notes to the Consolidated Financial Statements, for additional information relating to our variable compensation.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Regulatory and Rating Issues

The NAIC has a RBC formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital of regulated companies. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general, an insurance company must submit a calculation of its RBC formula to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines.  The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

At December 31, 2012, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required.

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies.  As of December 31, 2012, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.5 to 1.0 and 1.9 to 1.0, respectively.

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

In 2012, our Insurance Company Subsidiaries generated ratios that varied from the “usual value” range.  The variations and reasons are set forth below:

Ratio	Usual Range	Value

Company: Star
Adjusted Liabilities to Liquid Assets	Under 100%	121% (1)

Company: ProCentury
Gross Agents’ Balances to Policyholders’ Surplus	Under 40%	42% (2)
One-Year Reserve Development to Policyholders’ Surplus	Under 20%	21% (3)

Company: Ameritrust
One-Year Reserve Development to Policyholders’ Surplus	Under 20%	23% (3)

Company: Savers
One-Year Reserve Development to Policyholders’ Surplus	Under 20%	24% (3)

Company: Williamsburg
One-Year Reserve Development to Policyholders’ Surplus	Under 20%	25% (3)

(1)
Adjusted Liabilities to Liquid Assets on Star are outside the usual range primarily as a result of our Intercompany Reinsurance Pooling Agreement. The Adjusted Liabilities include the gross amount of reinsurance payables related to the pool and does not allow an offset to those payables for any reinsurance recoverables related to the pool.  In addition, the reinsurance recoverables are not included in the Liquid Assets portion of the formula. This causes the ratio results to appear much higher due to the timing of the settlement of the pool balances.  Pool balances between the entities are settled in the month following the completion of the pooling. Once the balances are settled, the ratio will be 100%.

(2)
The Gross Agents’ Balances to Policyholders’ Surplus on ProCentury was impacted by our Intercompany Reinsurance Pooling Agreement.  The assumed premium receivable increased as a result of growth in business, thereby increasing the gross agents’ balances related to the pooling agreement.  Excluding the intercompany pooling, this ratio would have been 22%, well within the usual range.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued
(3)
The One-Year Reserve Development to Policyholders’ Surplus was driven by unfavorable prior year development experienced in 2012.  As a result of the significant activity in 2012 on prior years, the Company has taken immediate action to terminate underperforming business and has developed a business plan for moving forward.

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

In regard to our excess-of-loss reinsurance, we manage our credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective or existing reinsurers. We generally do not seek collateral where the reinsurer is rated “A−” or better by A. M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. The following table sets forth information relating to our five largest unaffiliated excess-of-loss reinsurers based upon ceded premium as of December 31, 2012:

Reinsurer	Reinsurance Premium Ceded December 31, 2012	Reinsurance Recoverable December 31, 2012	A.M. Best Rating
	(In thousands)	(In thousands)
Hannover Rueckversicherung AG	$15,423	$35,570	A	+
Lloyds Syndicate Number 2003	11,199	34,908	A
Maiden Reinsurance Company	10,391	29,753	A	-
Swiss Reinsurance America Corporation	9,835	35	A	+
Munich Reinsurance America	6,981	20,442	A	-

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

     Effective December 31, 2012, the Company entered into a Multiple Line Quota Share Agreement with Swiss Reinsurance America Corporation (“Swiss Re”).  Effective December 31, 2012, the Company ceded 50% of its unearned premium on a select portion of business.  In return, the Company received a provisional ceding commission.  The business included in the agreement is subject to specific limitations and cedes certain business based upon an in-force, new and renewal basis.    In addition, the Company will cede 25% of direct written premium on this selected business commencing January 1, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2012, we have no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2012. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At December 31, 2012, our fixed income portfolio had an effective duration of 5.1 years compared to 4.9 years at December 31, 2011.

At December 31, 2012, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.3 billion.  Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income.  These investments comprise 1.7% of our investment portfolio.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,343,709	$1,286,807	$1,221,381
Yield to Maturity or Call	1.3%	2.0%	3.0%
Effective Duration	5.1	5.1	5.2

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates.  Thus, our interest expense on these debentures is directly correlated to market interest rates.  At December 31, 2012 and 2011, we had debentures of $80.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates.  Thus, our interest expense on our term loan is directly correlated to market interest rates.  At December 31, 2012, we had an outstanding under our term loan of $28.5 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $285,000.  At December 31, 2011, we had an outstanding under our term loan of $23.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $239,000.

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

MEADOWBROOK INSURANCE GROUP, INC.

In addition, our revolving line of credit under which we can borrow up to $100.0 million is subject to variable interest rates.  Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates.  At December 31, 2012, we had $20.0 million outstanding under our line of credit. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $200,000.  At December 31, 2011, we had $4.5 million outstanding on this revolving line of credit.  At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $45,000. In addition, at December 31, 2012 and 2011, $0.5 million in letters of credit had been issued.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to list of Financial Statement Schedules (including the Reports of Independent Registered Public Accounting Firm referenced therein) set forth in Item 15 of this Annual Report on Form 10-K and Note 18 ~ Quarterly Financial Data (Unaudited) of the Notes to the Consolidated Financial Statements.

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

As of December 31, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that material information relating to us is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.” Based on our assessment, we concluded that, as of December 31, 2012, our internal controls over financial reporting were effective based on those criteria.

MEADOWBROOK INSURANCE GROUP, INC.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding internal control over financial reporting is set forth in Item 15 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over financial Reporting” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The information required by this item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 17, 2013, which is hereby incorporated by reference.  Our Code of Conduct can be found on our website www.meadowbrook.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Employment Agreements,” “Other Senior Executive Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 17, 2013, which is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 17, 2013, which is hereby incorporated by reference.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders (1)	0	$0.00	2,383,480
Equity compensation plans not approved by security holders	-	-	-
Total	0	$0.00	2,383,480

(1) The 2,383,480 number of shares remaining available for future issuance relates to our 2002 Amended and Restated Stock Option Plan of  and our 2009 Equity Compensation plan  with respect to which there are 383,480 shares and 2,000,000 shares available, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Party Transactions” and “Independence Determination” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 17, 2013, which is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 17, 2013, which is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) The following documents are filed as part of this Report:

1.	List of Financial Statements:	Page

	Report of Independent Registered Public Accounting Firm on Financial Statements	58

	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	59

	Consolidated Balance Sheet — December 31, 2012 and 2011	60

	Consolidated Statement of Income — For Years Ended December 31, 2012, 2011, and 2010	61

	Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2012, 2011, and 2010	62

	Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2012, 2011, and 2010	63

	Consolidated Statement of Cash Flows — For Years Ended December 31, 2012, 2011, and 2010	64

	Notes to Consolidated Financial Statements	65-94

2.	Financial Statement Schedules

	Schedule I Summary of Investments Other Than Investments in Related Parties	95

	Schedule II Condensed Financial Information of Registrant	96-99

	Schedule III Supplementary Insurance Information – Omitted as not applicable

	Schedule IV Reinsurance	100

	Schedule V Valuation and Qualifying accounts	101

	Schedule VI Supplemental Information Concerning Property and Casualty Insurance Operations	102

3.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadowbrook Insurance Group, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ending December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2012 the Company changed its method of accounting for costs relating to the acquisition of new insurance contracts.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
March 8, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

We have audited Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Meadowbrook Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Meadowbrook Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
March 8, 2013

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
		As Adjusted
	2012	2011
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,211,794 and $1,252,775 in 2012 and 2011, respectively)	$1,286,807	$1,358,749
Equity securities available for sale, at fair value (cost of $20,389 and $25,176 in 2012 and 2011, respectively)	22,661	27,174
Cash and cash equivalents	342,124	101,757
Accrued investment income	11,167	13,757
Premiums and agent balances receivable (net of allowance of $4,855 and $3,904 in 2012 and 2011, respectively)	208,743	183,160
Reinsurance recoverable on:
Paid losses	13,612	9,870
Unpaid losses	381,905	315,884
Prepaid reinsurance premiums	143,180	33,754
Deferred policy acquisition costs	45,417	74,467
Deferred income taxes, net	10,929	-
Goodwill	121,041	120,792
Other intangible assets	28,264	34,483
Other assets	97,424	96,251
Total assets	$2,713,274	$2,370,098

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,455,980	$1,194,977
Unearned premiums	439,418	386,750
Debt	78,500	28,375
Debentures	80,930	80,930
Accounts payable and accrued expenses	29,190	38,716
Funds held and reinsurance balances payable	49,622	25,903
Payable to insurance companies	5,641	4,321
Deferred income taxes, net	-	8,453
Other liabilities	15,714	16,522
Total liabilities	2,154,995	1,784,947

Shareholders' Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 49,776,011 and 51,050,204 shares issued and outstanding	505	520
Additional paid-in capital	272,472	279,005
Retained earnings	237,351	238,539
Note receivable from officer	(737)	(767)
Accumulated other comprehensive income	48,688	67,854
Total shareholders' equity	558,279	585,151
Total liabilities and shareholders' equity	$2,713,274	$2,370,098

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended December 31,
		As Adjusted	As Adjusted
	2012	2011	2010
	(In thousands, except share and per share data)
Revenues
Premiums earned
Gross	$1,013,965	$869,861	$775,231
Ceded	(159,706)	(122,226)	(115,391)
Net earned premiums	854,259	747,635	659,840
Net commissions and fees	34,049	32,115	34,239
Net investment income	53,143	54,522	54,173
Realized (losses) gains:
Total other-than-temporary impairments on securities	-	(84)	(491)
Portion of loss recognized in other comprehensive income	-	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	(84)	(491)
Net realized gains excluding other-than-temporary impairments on securities	55,312	3,033	2,308
Net realized gains	55,312	2,949	1,817
Total revenues	996,763	837,221	750,069

Expenses
Losses and loss adjustment expenses	806,635	590,675	471,846
Reinsurance recoveries	(128,951)	(95,324)	(72,196)
Net losses and loss adjustment expenses	677,684	495,351	399,650
Policy acquisition and other underwriting expenses	274,066	250,535	228,182
General selling and administrative expenses	24,463	24,775	22,494
General corporate expense	3,572	400	5,668
Amortization expense	7,296	4,973	4,966
Interest expense	8,429	8,347	9,458
Total expenses	995,510	784,381	670,418
Income before taxes and equity earnings	1,253	52,840	79,651
Federal and state income tax (benefit) expense	(7,842)	12,169	23,414
Equity earnings of affiliates, net of tax	2,652	2,418	2,263
Equity earnings (losses) of unconsolidated subsidiaries, net of tax	2	(57)	473
Net income	$11,749	$43,032	$58,973

Earnings Per Share
Basic	$0.23	$0.82	$1.09
Diluted	$0.23	$0.82	$1.09

Weighted average number of common shares
Basic	50,177,484	52,404,377	53,979,374
Diluted	50,177,484	52,404,377	54,289,131

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
		As Adjusted	As Adjusted
	2012	2011	2010
	(In thousands)

Net income	$11,749	$43,032	$58,973
Other comprehensive (loss) income, net of tax:
Unrealized gains on securities	34,909	34,786	10,227
Unrealized gains (losses) in affiliates and unconsolidated subsidiaries	163	(23)	158
Increase on non-credit other-than-temporary impairments on securities	741	17	941
Net deferred derivative gains (losses) - hedging activity	334	578	(3)
Less reclassification adjustment for investment gains included in net income	(55,313)	(2,879)	(1,728)
Other comprehensive (loss) gains	(19,166)	32,479	9,595
Comprehensive (loss) income	$(7,417)	$75,511	$68,568

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	For the Years ended December 31, 2012, 2011, and 2010
	(In thousands)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balances January 1, 2010 (as previously reported)	$555	$304,930	$172,441	$(825)	$25,780	$502,881
Cumulative effect of adjustment resulting from adoption of new accounting guidance	-	-	(5,950)	-	-	(5,950)
As Adjusted Balances January 1, 2010	555	304,930	166,491	(825)	25,780	496,931
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	9,031	9,031
Change in valuation allowance on deferred tax assets	-	-	-	-	409	409
Net deferred derivative loss - hedging activity	-	-	-	-	(3)	(3)
Dividends declared and paid	-	-	(7,007)	-	-	(7,007)
Stock award	2	497	-	-	-	499
Long term incentive plan; stock award for 2009-2011 plan years	-	1,003	-	-	-	1,003
Repurchase of 2,481,000 shares of common stock	(25)	(13,621)	(5,973)	-	-	(19,619)
Change in investment in affiliates, net of tax	-	-	-	-	109	109
Change in investment of unconsolidated subsidiaries	-	-	-	-	49	49
Dissolution of claims management services company	(12)	(104)	116	-	-	-
Note receivable from an officer	-	-	-	28	-	28
As Adjusted Net income	-	-	58,973	-	-	58,973
As Adjusted Balances December 31, 2010	520	292,705	212,600	(797)	35,375	540,403
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	32,211	32,211
Change in valuation allowance on deferred tax assets	-	-	-	-	(287)	(287)
Net deferred derivative gain - hedging activity	-	-	-	-	578	578
Dividends declared and paid	-	-	(8,889)	-	-	(8,889)
Stock award	-	543	-	-	-	543
Long term incentive plan; stock award for 2009-2011 plan years	-	(2,006)	-	-	-	(2,006)
Repurchase of 2,225,000 shares of common stock	-	(12,237)	(8,204)	-	-	(20,441)
Change in investment in affiliates, net of tax	-	-	-	-	(19)	(19)
Change in investment of unconsolidated subsidiaries	-	-	-	-	(4)	(4)
Note receivable from an officer	-	-	-	30	-	30
As Adjusted Net income	-	-	43,032	-	-	43,032
As Adjusted Balances December 31, 2011	520	279,005	238,539	(767)	67,854	585,151
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	(19,854)	(19,854)
Change in valuation allowance on deferred tax assets	-	-	-	-	191	191
Net deferred derivative gain - hedging activity	-	-	-	-	334	334
Dividends declared and paid	-	-	(8,542)	-	-	(8,542)
Stock award	-	362	-	-	-	362
Long term incentive plan; stock award for 2012 plan year	-	212	-	-	-	212
Repurchase of 1,267,300 shares of common stock	(15)	(7,107)	(4,395)	-	-	(11,517)
Change in investment in affiliates, net of tax	-	-	-	-	192	192
Change in investment of unconsolidated subsidiaries	-	-	-	-	(29)	(29)
Note receivable from an officer	-	-	-	30	-	30
Net income	-	-	11,749	-	-	11,749
Balances December 31, 2012	$505	$272,472	$237,351	$(737)	$48,688	$558,279

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
		As Adjusted	As Adjusted
	2012	2011	2010
	(In thousands)
Cash Flows From Operating Activities
Net income	$11,749	$43,032	$58,973
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	7,296	4,847	4,966
Amortization of deferred debenture issuance costs	125	125	224
Depreciation of furniture, equipment, and building	5,098	5,491	5,612
Net accretion of discount and premiums on bonds	6,526	4,406	2,843
Gain on investments, net	(55,313)	(2,879)	(1,728)
Gain on sale of fixed assets	(88)	(88)	(87)
Long term incentive plan expense (benefit)	212	(2,006)	1,003
Stock award	362	535	531
Equity earnings of affiliates, net of taxes	(2,652)	(2,418)	(2,263)
Equity (earnings) losses of unconsolidated subsidiaries, net of taxes	(2)	57	(473)
Deferred income tax expense	(8,890)	(54)	(4,838)
Write-off of book of business	123	-	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agent balances receivable	(25,583)	(13,294)	(14,539)
Reinsurance recoverable on paid and unpaid losses	(69,763)	(31,558)	(19,671)
Prepaid reinsurance premiums	(109,426)	(5,546)	7,090
Deferred policy acquisition costs	29,050	(6,017)	(8,817)
Other assets	745	(3,159)	(4,653)
Increase (decrease) in:
Losses and loss adjustment expenses	261,003	129,921	115,879
Unearned premiums	52,668	34,165	26,670
Payable to insurance companies	1,320	1,567	(560)
Funds held and reinsurance balances payable	23,719	(2,921)	(337)
Other liabilities	(6,236)	(16,088)	8,642
Total adjustments	110,294	95,086	115,494
Net cash provided by operating activities	122,043	138,118	174,467
Cash Flows From Investing Activities
Purchase of debt securities available for sale	(594,264)	(223,787)	(257,692)
Proceeds from sales and calls of equity securities available for sale	6,121	700	1,685
Proceeds from sales and maturities of debt securities available for sale	682,930	140,980	129,619
Capital expenditures	(2,663)	(5,958)	(3,892)
Purchase of books of business	(3,700)	(1,036)	(303)
Loan receivable	706	940	(467)
Other investing activities	(758)	(306)	(2,038)
Net cash provided by (used in) investing activities	88,372	(88,467)	(133,088)
Cash Flows From Financing Activities
Proceeds from term loan	30,000	-	-
Proceeds from lines of credit	30,000	4,500	-
Proceeds from FHLB advance	30,000	-	-
Payments on term loan	(25,375)	(13,875)	(12,125)
Payments on lines of credit	(14,500)	-	-
Book overdrafts	(144)	358	2,580
Dividend paid on common stock	(8,542)	(8,889)	(7,007)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	-	9	(35)
Share repurchases of common stock	(11,517)	(20,441)	(20,726)
Other financing activities	30	30	29
Net cash provided by (used in) financing activities	29,952	(38,308)	(37,284)
Net increase in cash and cash equivalents	240,367	11,343	4,095
Cash and cash equivalents, beginning of year	101,757	90,414	86,319
Cash and cash equivalents, end of year	$342,124	$101,757	$90,414
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,695	$7,852	$8,867
Net income taxes paid	$176	$17,682	$26,399
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Share-based employee compensation	$362	$535	$531

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. In addition, certain amounts in the 2011 and 2010 notes to the consolidated financial statements and financial statement schedules have been reclassified to conform to the 2012 presentation.

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

Through its retail property and casualty agencies, the Company also generates commission revenue, which represents 1.6% of total consolidated revenues. The Company’s agencies are located in Michigan, California, Massachusetts, and Florida and produce commercial, personal lines, life and accident and health insurance that is primarily with unaffiliated insurance carriers. These agencies produce a minimal amount of business for the Company’s affiliated Insurance Company Subsidiaries.

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

The methods for making such estimates and for establishing the loss reserves and reinsurance recoverables are continually reviewed and updated.  There were no significant changes in key assumptions during 2012, 2011, and 2010.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company reviews, on an ongoing basis, the collectability of its receivables and establishes an allowance for estimated uncollectible accounts. As of December 31, 2012 and 2011, the allowance for uncollectibles on receivables was $4.9 million and $3.9 million, respectively.

The agent balances receivable from MFH for the years ended December 31, 2012 and 2011 was $40.9 million and $40.0 million, respectively.  No other receivable exceeds 10% of the aggregate amount of receivables.

Equity Earnings of Affiliates

Equity earnings represent investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. The Company has a 28.5% equity interest in one affiliate, MFH. The equity earnings of this interest were recorded in net income. Equity earnings, net of tax, from MFH in 2012, 2011, and 2010, was $3.0 million, $2.4 million, and $2.3 million, respectively.   The Company received dividends from MFH in 2012, 2011, and 2010, for $4.0 million, $3.4 million, and $1.0 million, respectively. The Company is recording the equity earnings in MFH based on a month lag due to timing differences with respect to the availability of information.

The Company has a 1.4% equity interest in another affiliate, Aquiline Financial Services Fund II L.P. The losses to equity earnings incurred with respect to this interest were recorded in net income. The losses to equity earnings, net of tax, from Aquiline Financial Services Fund II L.P. in 2012 was ($0.3 million).  The Company had no equity earnings related to the Aquiline Financial Services Fund II L.P. for 2011 and 2010.

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts. The Company reduces these costs for premium deficiencies.  There were no premium deficiencies for the years ended December 31, 2012, 2011, and 2010.  Refer to the “Recent Accounting Pronouncements” section below for the impact of adopting Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts guidance in 2012.

Participating Policyholder Dividends

The Company’s method for determining policyholder dividends is a combination of subjective and objective decisions, which may include, among other things, a loss ratio analysis for the specific program and the Company’s overall business strategy.  The Company determines the total dividends to be paid and then obtains the approval of the Board of Directors to pay up to a certain amount.  At December 31, 2012 and 2011, the Company had $1.5 million and $1.2 million accrued for policyholder dividends, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Shares related to the LTIP included in diluted earnings per share were zero, zero, and 309,757 for the years ended December 31, 2012, 2011, and 2010,  respectively.

Restricted stock awards granted under the Plan on February 23, 2011, and 2010, were 28,500 and 202,500, respectively.  Shares retired under both plans for tax withholding were 22,459 resulting in a net issuance of 208,541, which are included in the weighted average number of common shares for the year ended December 31, 2012.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The effect of adoption of this new guidance on the consolidated balance sheet and shareholders’ equity statements as of December 31, 2011 was as follows:

	December 31, 2011
(In thousands)	As Previously Reported	Adjustment	As Adjusted Reported
Deferred policy acquisition costs	$85,663	$(11,196)	$74,467
Deferred income tax, net	-	-	-
Total assets	2,381,294	(11,196)	2,370,098
Deferred income tax, net	12,372	(3,919)	8,453
Total liabilities	1,788,866	(3,919)	1,784,947
Retained earnings	245,816	(7,277)	238,539
Total shareholders' equity	592,428	(7,277)	585,151
Total liabilities and shareholders' equity	$2,381,294	$(11,196)	$2,370,098

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effect of adoption of this new guidance on the consolidated income and comprehensive income statements for the year ended December 31, 2011 and 2010 was as follows:

	For the Year Ended December 31, 2011
(In thousands)	As Previously Reported	Adjustment	As Adjusted Reported
Policy acquisition and other underwriting expenses	$249,644	$891	$250,535
Total expenses	783,490	891	784,381
Income before taxes and equity earnings	53,731	(891)	52,840
Federal and state income tax expense	12,481	(312)	12,169
Net Income	43,611	(579)	43,032
Comprehensive Income	$76,090	$(579)	$75,511

Earnings per share
Basic	$0.83	$(0.01)	$0.82
Diluted	$0.83	$(0.01)	$0.82

	For the Year Ended December 31, 2010
(In thousands)	As Previously Reported	Adjustment	As Adjusted Reported
Policy acquisition and other underwriting expenses	$227,031	$1,151	$228,182
Total expenses	669,267	1,151	670,418
Income before taxes and equity earnings	80,802	(1,151)	79,651
Federal and state income tax expense	23,817	(403)	23,414
Net Income	59,721	(748)	58,973
Comprehensive Income	$69,316	$(748)	$68,568

Earnings per share
Basic	$1.11	$(0.02)	$1.09
Diluted	$1.10	$(0.01)	$1.09

The effect of adoption of this new guidance on the consolidated cash flows statement for the year ended December 31, 2011and 2010 was as follows:

	For the Year Ended December 31, 2011
(In thousands)	As Previously Reported	Adjustment	As Adjusted Reported
Net Income	$43,611	$(579)	$43,032
Deferred income tax expense	258	(312)	(54)
Deferred policy acquisition costs	$(6,908)	$891	$(6,017)

	For the Year Ended December 31, 2010
(In thousands)	As Previously Reported	Adjustment	As Adjusted Reported
Net Income	$59,721	$(748)	$58,973
Deferred income tax expense	(4,435)	(403)	(4,838)
Deferred policy acquisition costs	$(9,968)	$1,151	$(8,817)

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide addition detail about those amounts. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012. The new guidance impacts disclosures and therefore, will not have an impact on the Company’s financial condition and results of operations.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	INVESTMENTS

The cost or amortized cost, gross unrealized gains, losses, non-credit other than temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at December 31, 2012 and December 31, 2011 were as follows (in thousands):

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$26,788	$918	$(22)	$-	$27,684
Obligations of states and political subs	587,276	43,124	(1,427)	-	628,973
Corporate securities	482,290	25,569	(858)	-	507,001
Redeemable preferred stocks	1,743	436	-	-	2,179
Residential mortgage-backed securities	73,530	4,393	(41)	-	77,882
Commercial mortgage-backed securities	33,732	1,800	-	-	35,532
Other asset-backed securities	6,435	1,125	(4)	-	7,556
Total debt securities available for sale	1,211,794	77,365	(2,352)	-	1,286,807
Equity Securities:
Perpetual preferred stock	6,930	1,578	-	-	8,508
Common stock	13,459	901	(207)	-	14,153
Total equity securities available for sale	20,389	2,479	(207)	-	22,661
Total securities available for sale	$1,232,183	$79,844	$(2,559)	$-	$1,309,468

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$20,510	$1,856	$-	$-	$22,366
Obligations of states and political subs	556,265	49,742	(5)	-	606,002
Corporate securities	469,770	40,591	(1,292)	-	509,069
Redeemable preferred stocks	1,924	330	-	-	2,254
Residential mortgage-backed securities	152,719	11,534	(40)	(228)	163,985
Commercial mortgage-backed securities	37,191	2,337	-	-	39,528
Other asset-backed securities	14,396	1,695	(33)	(513)	15,545
Total debt securities available for sale	1,252,775	108,085	(1,370)	(741)	1,358,749
Equity Securities:
Perpetual preferred stock	10,413	1,792	(58)	-	12,147
Common stock	14,763	597	(333)	-	15,027
Total equity securities available for sale	25,176	2,389	(391)	-	27,174
Total securities available for sale	$1,277,951	$110,474	$(1,761)	$(741)	$1,385,923

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of December 31, 2012 and December 31, 2011 were as follows (in thousands):

	December 31, 2012	December 31, 2011
Unrealized gains	$79,844	$110,474
Unrealized losses	(2,559)	(1,761)
Non-credit OTTI	-	(741)
Net unrealized gains	77,285	107,972
Deferred federal income tax expense	(26,957)	(37,790)
Net unrealized gains on investments, net of deferred federal income taxes	$50,328	$70,182

Net realized gains (losses, including OTTI) on securities, for the three years ended December 31, 2012, 2011, and 2010 were as follows (in thousands):

	December 31,
	2012	2011	2010
Realized gains (losses):
Debt securities:
Gross realized gains	$54,196	$2,815	$1,760
Gross realized losses	(217)	(180)	(429)
Total debt securities	53,979	2,635	1,331
Equity securities:
Gross realized gains	1,351	244	495
Gross realized losses	(17)	-	(98)
Total equity securities	1,334	244	397
Net realized gains	$55,313	$2,879	$1,728

OTTI included in realized losses on securities above	$-	$(84)	$(491)

Proceeds from the sales of debt securities available for sale and equity securities were $572.1 million, $35.9 million, and $10.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

At December 31, 2012, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$42,355	$43,025
Due after one year through five years	314,214	330,638
Due after five years through ten years	533,145	577,029
Due after ten years	208,383	215,145
Mortgage-backed securities, collateralized obligations and asset-backed securities	113,697	120,970
	$1,211,794	$1,286,807

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net investment income for the three years ended December 31, 2012, 2011, and 2010 was as follows (in thousands):

	December 31,
	2012	2011	2010
Net Investment Income Earned From:
Debt securities	$51,956	$52,983	$52,390
Equity securities	1,740	2,054	2,073
Cash and cash equivalents	825	807	805
Total gross investment income	54,521	55,844	55,268
Less investment expenses	1,378	1,322	1,095
Net investment income	$53,143	$54,522	$54,173

United States Government obligations, municipal and corporate bonds aggregating $361.5 million and $220.3 million were on deposit at December 31, 2012 and 2011, respectively, with state regulatory authorities or otherwise pledged as required by law or contract.

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

Upon review of the Company’s investment portfolio in the context of our OTTI policy, the Company did not record a credit or a non-credit related OTTI loss for the year ended December 31, 2012. The Company did record $84,000 and $491,000 of credit related OTTI, of which no non-credit related OTTI losses were recognized in other comprehensive income for the years ended December 31, 2011 and 2010 respectively.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):
	December 31, 2012
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	5	$7,063	$(22)	-	$-	$-	5	$7,063	$(22)
Obligations of states and political subs	23	69,016	(1,427)	-	-	-	23	69,016	(1,427)
Corporate securities	50	113,348	(858)	-	-	-	50	113,348	(858)
Redeemable preferred stocks	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	1	10,219	(40)	1	24	(1)	2	10,243	(41)
Commercial mortgage-backed securities	-	-	-	-	-	-	-	-	-
Other asset-backed securities	2	463	(4)	-	-	-	2	463	(4)
Total debt securities	81	200,109	(2,351)	1	24	(1)	82	200,133	(2,352)
Equity Securities:
Perpetual preferred stock	-	-	-	-	-	-	-	-	-
Common stock	-	-	-	2	4,583	(207)	2	4,583	(207)
Total equity securities	0	-	-	2	4,583	(207)	2	4,583	(207)
Total securities	81	$200,109	$(2,351)	3	$4,607	$(208)	84	$204,716	$(2,559)

	December 31, 2011
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	-	$-	$-	-	$-	$-	-	$-	$-
Obligations of states and political subs	1	202	(2)	2	923	(3)	3	1,125	(5)
Corporate securities	15	27,154	(1,292)	-	-	-	15	27,154	(1,292)
Redeemable preferred stocks	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	4	183	(38)	2	3,561	(230)	6	3,744	(268)
Commercial mortgage-backed securities	1	683	-	-	-	-	1	683	-
Other asset-backed securities	3	1,163	(27)	8	1,831	(519)	11	2,994	(546)
Total debt securities	24	29,385	(1,359)	12	6,315	(752)	36	35,700	(2,111)
Equity Securities:
Perpetual preferred stock	3	1,079	(58)	-	-	-	3	1,079	(58)
Common stock	1	279	(12)	3	4,851	(321)	4	5,130	(333)
Total equity securities	4	1,358	(70)	3	4,851	(321)	7	6,209	(391)
Total securities	28	$30,743	$(1,429)	15	$11,166	$(1,073)	43	$41,909	$(2,502)

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in Other comprehensive income were as follows (in thousands):

Balance as of January 1, 2011	$(722)
Additional credit impairments on:
Previously impaired securities	(67)
Securities for which an impairment was not previously recognized	-
Reductions	-
Balance as of December 31, 2011	(789)
Additional credit impairments on:
Previously impaired securities	-
Securities for which an impairment was not previously recognized	-
Reductions	633
Balance as of December 31, 2012	$(156)

3.	FAIR VALUE MEASUREMENTS

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

Level 2 – Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information.  The third party pricing service monitors market indicators, as well as industry and economic events.  The Level 2 category includes corporate bonds, government and agency bonds, asset-backed, residential mortgage-backed and commercial mortgage-backed securities and municipal bonds.  The fair value measurements that were based on Level 2 inputs comprise 97.8% of the fair value of the total investment portfolio.

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

The Level 3 securities consist of 19 securities totaling $5.4 million or 0.4% of the total investment portfolio.  These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip.  To fair value these securities, the third party investment manager uses a combination of methods.  Non-binding broker/dealer quotes are used on 3 holdings.  Benchmarking techniques based upon industry sector, rating and other factors are used on 16 holdings.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of December 31, 2012 (in thousands):

		Fair Value Measurements Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Debt Securities:
U.S. Government and agencies	$27,684	$-	$27,684	$-
Obligations of states and political subs	628,973	-	628,973	-
Corporate securities	507,001	-	505,860	1,141
Redeemable preferred stocks	2,179	2,179	-	-
Residential mortgage-backed securities	77,882	-	77,882	-
Commercial mortgage-backed securities	35,532	-	35,334	198
Other asset-backed securities	7,556	-	3,451	4,105
Total debt securities available for sale	1,286,807	2,179	1,279,184	5,444
Equity Securities:
Perpetual preferred stock	8,508	7,737	771	-
Common stock	14,153	14,153	-	-
Total equity securities available for sale	22,661	21,890	771	-
Total securities available for sale	$1,309,468	$24,069	$1,279,955	$5,444

Derivatives - interest rate swaps	$(4,530)	$-	$(4,530)	$-

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Balance as of January 1, 2011	$4,082

Total gains or losses (realized/unrealized):
Included in earnings	16
Included in other comprehensive income	604

Purchases	-
Issuances	-
Settlements	(11)

Transfers in and out of Level 3	(32)
Balance as of December 31, 2011	4,659

Total gains or losses (realized/unrealized):
Included in earnings	1,027
Included in other comprehensive income	(139)

Purchases	-
Issuances	-
Settlements	(1,662)

Transfers in and out of Level 3	1,559
Balance as of December 31, 2012	$5,444

There were no credit related losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of a reporting period.  During the year ended December 31, 2012, there were no transfers between Level 1 and Level 2. During the year ended December 31, 2012, there were seven structured securities transferred into Level 3 from Level 2 as fair value was no longer determined using market inputs that could be directly or indirectly observable.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company regularly updates its reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined to be needed and recorded. Activity in the reserves for ultimate losses and loss adjustment expenses is summarized as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of year	$1,194,977	$1,065,056	$949,177
Less reinsurance recoverables	315,884	280,854	266,801
Total beginning reserves	879,093	784,202	682,376
Incurred related to:
Current year	592,169	488,040	430,653
Prior years	85,515	7,311	(31,003)
Total incurred	677,684	495,351	399,650
Paid related to:
Current year	151,262	130,547	110,006
Prior years	331,440	269,913	187,818
Total paid	482,702	400,460	297,824
Net balance, end of year	1,074,075	879,093	784,202
Plus reinsurance recoverables	381,905	315,884	280,854
Balance, end of year	$1,455,980	$1,194,977	$1,065,056

As a result of development on prior accident years’ reserves, the estimate for net ultimate losses and loss adjustment expenses (“LAE”) increased by $85.5 million in calendar year 2012, increased by $7.3 million in calendar year 2011, and decreased by $31.0 million in calendar year 2010.

For the year ended December 31, 2012, the Company reported an increase in net ultimate loss and LAE estimates of $85.5 million, or 9.7% of $879.1 million of beginning net loss and LAE reserves.  There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2012.  The $85.5 million net ultimate increase reflects increases of $34.4 million, $28.5 million, $19.9 million, and $3.8 million related to commercial multiple peril, workers’ compensation, commercial auto, and other lines of business, respectively.  The 2012 increase also reflects a decrease of $1.1 million related to the residual markets.

For the year ended December 31, 2011, the Company reported an increase in net ultimate loss and LAE estimates of $7.3 million, or 0.9% of $784.2 million of beginning net loss and LAE reserves.  There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2011.  The $7.3 million net ultimate increase reflects increases of $9.2 million and $5.4 million related to workers’ compensation and commercial auto lines of business, respectively.  The 2011 increase also reflects decreases of $5.1 million, $1.4 million, and $0.8 million related to commercial multiple peril, the residual markets, and other lines of business, respectively.

For the year ended December 31, 2010, the Company reported a decrease in net ultimate loss and LAE estimates of $31.0 million, or 4.5% of $682.4 million of beginning net loss and LAE reserves.  There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2010.  The $31.0 million net ultimate decrease reflects decreases of $20.7 million, $9.9 million, $3.6 million, and $3.2 million related to commercial multiple peril, commercial auto, other lines of business and the residual markets, respectively.  The 2010 development also reflects an increase of $6.4 million related to workers’ compensation.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company receives ceding commissions in conjunction with certain reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $57.2 million, $15.2 million, and $15.0 million in 2012, 2011, and 2010, respectively.  The notable increase in ceding commission from 2011 to 2012 was related to the Multiple Line Quota Share agreement effective December 31, 2012.  This ceding commission was deferred for GAAP purposes, from which the benefit will be realized over time in relation to earned premium.  The terms of this agreement are further detailed below within the discussion of the Company’s reinsurance structure.

At December 31, 2012 and 2011, the Company had reinsurance recoverable for paid and unpaid losses of $395.5 million and $325.8 million, respectively.

The Company manages its credit risk on reinsurance recoverable by reviewing the financial stability, A.M. Best Company (“A.M. Best”) rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners.  The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. The Company generally does not seek collateral where the reinsurer is rated “A-” or better by A.M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan.  As of December 31, 2012, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A+” A.M. Best rating and accounts for 30.0% of the total recoverable for paid and unpaid losses.  To date, the Company has not, in the aggregate, experienced material difficulties in collecting reinsurance recoverable.

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

Aviation
•
The Company retains up to the first $500,000 of loss for each aviation hull and up to $1 million for each aviation liability risk; however, the retention for any one occurrence is limited to $1 million.

•	Reinsurers reimburse the Company up to $24.5 million for each loss occurrence in excess of the $1 million retention.

Casualty – Commercial Lines – Excess and Primary
•	The Company retains up to the first $1 million of loss for each risk.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	Reinsurers reimburse the Company up to $6 million per risk, or up to $15 million per risk, for business classified as excess liability for Public Entities, in excess of the $1 million retention.
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
•
Reinsurers reimburse the Company 90% of the difference between $2 million and the insured’s self-insured retention, up to $1.575 million per claim, per occurrence after an annual aggregate deductible is met.  The minimum annual aggregate deductible is $6,600,000.

•	Reinsurers reimburse the Company 100% of $13 million per claim, per occurrence in excess of the $2 million underlying structure.

Marine
•	The Company retains up to $1 million of loss for each hull and each marine liability risk.
•	Reinsurers reimburse the Company up to $4 million for each hull and each marine liability risk in excess of the $1 million retention.
•	Reinsurers reimburse the Company up to an additional $1 million for a loss event involving both marine hull and liability or a loss event involving more than one risk.

Multiple Line Quota Share
•
The Company participates 50% under a quota share agreement for a select portion of business subject to certain limitations, effective December 31, 2012 on an in force, new and renewal basis.  In return, the Company receives a provisional ceding commission, which has been deferred and will be recognized in relation to earned premium.  In addition, the Company will cede 25% of direct written premium on this selected business commencing January 1, 2013.

Property
•	The Company retains up to $1 million of loss for each property risk.
•	Reinsurers reimburse the Company up to $9 million for each property risk in excess of the $1 million retention after an annual aggregate deductible of $1 million is met.
•	Individual facultative reinsurance is purchased for any property risk with limits in excess of $10 million.
•	The Company retains the first $5 million of net property catastrophe loss plus 50% of the next $5 million of net property catastrophe loss (up to $7.5 million) per loss occurrence.
•
Reinsurers reimburse the Company up to $57.5 million of net property catastrophe loss, per occurrence in excess of the $7.5 million retention, subject to an aggregate limit of $115 million for all property catastrophe losses occurring during the treaty period.

Surety
•	The Company retains up to $2.5 million for each bond under a variable quota share agreement.
•	Reinsurers reimburse the Company up to $7.5 million for each bond under a variable quota share agreement.
•
The Company assumed a 5% line under a third party quota share agreement where the maximum exposure to any one loss was limited to $2 million.  The Company terminated its participation and commuted all liabilities effective August 1, 2012.

Workers Compensation
•	The Company retains up to $1 million of loss per occurrence.
•
Reinsurers reimburse the Company up to $14 million of loss for each claimant and $99 million for all claimants involved in any one loss occurrence, subject to an aggregate limit of $198 million for the annual period.  For terrorism the Company can recover an additional $40 million in loss in excess of the $100 million underlying reinsurance structure.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
The Company assumes a 65% line under a third party quota share agreement where the maximum exposure to any one loss occurrence is limited to $1 million after an annual aggregate deductible of $500,000 is met.  The quota share contract is protected by inuring excess of loss reinsurance up to $20 million per claim or per occurrence.

Reconciliations of direct to net premiums, on a written and earned basis, for 2012, 2011, and 2010 are as follows (in thousands):

	2012		2011		2010
	Written	Earned	Written	Earned	Written	Earned
Direct	$1,028,630	$977,749	$876,014	$846,402	$782,009	$758,890
Assumed	38,003	36,216	28,012	23,459	19,892	16,341
Ceded	(269,131)	(159,706)	(127,773)	(122,226)	(108,302)	(115,391)
Net	$797,502	$854,259	$776,253	$747,635	$693,599	$659,840

One reinsurer, with an A.M. Best financial strength rating of “A+” (Excellent), accounts for 37.8% of ceded premiums in 2012.

6.	DEBT

Credit Facilities

On August 29, 2012, the Company executed $130.0 million in senior credit facilities (the “Credit Facilities”).  The Credit Facilities include a $30.0 million term loan facility and a $100.0 million revolving credit facility.

The Term Loan Facility has a four year term with a $30.0 million borrowing limit, which, subject to certain exceptions, can be increased up to an additional $25.0 million.  As of December 31, 2012, the outstanding balance on its term loan facility was $28.5 million.  The Company had $20.0 million outstanding under its revolving credit facility as of December 31, 2012, and $0.5 million in letters of credit had been issued as of December 31, 2012.  The undrawn portion of the revolving credit facility, which was $79.5 million as of December 31, 2012, is available to finance working capital and for general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.  These Credit Facilities replaced the Company’s former term loan and revolving credit agreement, which were terminated upon the execution of the Credit Facilities. At the time of the creation of the Credit Facilities, there was $16.5 million outstanding under the former term loan and a $14.5 million balance on the former revolving credit facility, both of which were paid in full in connection with the creation of the new Credit Facilities.  At December 31, 2011, the Company had an outstanding balance of $23.9 million on its former term loan and $4.5 million outstanding under its former revolving credit facility. There was $0.5 million in letters of credit that had been issued and were outstanding as of December 31, 2011.

The principal amount outstanding under the Credit Facilities provides for interest at either the Alternative Base Rate (“ABR”) or the London interbank offered rate (“LIBOR”).  ABR borrowings under the Agreement will bear interest at the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBOR for a one-month period plus 1.0%, in each case, plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. Eurodollar borrowings under the Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio.  In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and thirty basis points, based on the Company’s consolidated leverage ratio as defined by the Credit Facilities.  At December 31, 2012, the interest rate on the Company’s term loan was 2.46%, which consisted of a weighted fixed rate of 0.71%, plus an applicable margin of 1.75%, as described in Note 7 ~ Derivative Instruments. At December 31, 2012, the interest rate on the Company’s revolving credit facility was 0.34%, plus a 1.75% margin.

The financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at $473.9 million, (2) minimum Risk Based Capital Ratio for Star of 1.50 to 1.00 and Century of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated fixed charge coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.”  As of December 31, 2012, the Company was in compliance with these debt covenants.

During 2011, several of the Company's insurance subsidiaries (Star, Williamsburg, and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity. As of December 31, 2012, the Company had borrowed $30.0 million from the FHLBI after pledging as collateral residential mortgage-backed securities (“RMBS”) having a carrying value of $35.2 million, and making a FHLBI common stock investment of approximately $1.6 million. The Company has the ability to increase its borrowing capacity through purchasing additional investments and pledging additional securities. The Company retains all the rights regarding the collateralized RMBS.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at December 31, 2012 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.36%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.31%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.51%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.89%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.31%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.41%	10,000
					Total	$80,930

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at December 31, 2012

4/23/2008	6/30/2013	Junior subordinated debentures (1)	Three-month LIBOR, plus 4.05%	8.020%	$10,000
4/29/2008	4/29/2013	Senior debentures (1)	Three-month LIBOR, plus 4.00%	7.940%	13,000
9/28/2012	8/30/2016	Term loan (2)	Three-month LIBOR	0.714%	28,500
8/15/2008	8/15/2013	Junior subordinated debentures (1)(3)	Three-month LIBOR	3.780%	10,000
9/4/2008	9/4/2013	Junior subordinated debentures (1)(3)	Three-month LIBOR	3.790%	15,000
9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000
				Total	$108,500

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

(2) As a result of the new Credit Facilities, as described in Note 6 ~ Debt, the Company terminated and replaced its swaps on the former term loan, which were set to expire on July 31, 2013. The early termination resulted in approximately $391,000 of breakage fees that were expensed in the third quarter of 2012. The fixed rate on the replacement swaps entered into on the new term loan amount represents the weighted fixed rate. The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule.  The Company fixed only the variable interest portion of the loan.  The actual interest payments associated with the term loan also include an additional rate of 1.75% in accordance with the Credit Facilities.

(3) The Company fixed only the variable interest portion of the debt.  The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

In relation to the above interest rate swaps, the net interest expense incurred for the year ended December 31, 2012, 2011, and 2010 was approximately $3.1 million, $3.7 million, and $4.4 million, respectively.

As of December 31, 2012 and 2011, the total fair value of the interest rate swaps was an unrealized loss of $4.5 million and $5.0 million.  At December 31, 2012 and 2011, accumulated other comprehensive income included accumulated loss on the cash flow hedge, net of taxes, of approximately $2.9 million and $3.3 million, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	REGULATORY MATTERS AND RATING ISSUES

A significant portion of the Company’s consolidated assets represents assets of its Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is limited by regulatory guidelines.  These guidelines specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2012 was $41.2 million without prior regulatory approval. Of this $41.2 million, ordinary dividends of $12.5 million were declared and paid as of December 31, 2012. In addition to ordinary dividends, the Insurance Company Subsidiaries had the capacity to pay $135.3 million of extraordinary dividends in 2012, subject to prior regulatory approval. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and A.M. Best’s Capital Adequacy Ratio (BCAR).  The Company heavily considers these ratios when evaluating liquidity and capital strategies. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income.  Total ordinary dividends paid from the Company’s Insurance Company Subsidiaries to its holding company were $12.5 million and $22.6 million in 2012 and 2011, respectively.

Summarized 2012 and 2011 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, is as follows (in thousands):

2012:	Star	Savers	Williamsburg	Ameritrust	Century	PIC
Statutory capital and surplus	$263,096	$54,496	$29,432	$27,382	$163,162	$37,304
RBC authorized control level	$80,831	$13,763	$7,193	$6,236	$40,749	$10,054
Statutory net income	$5,752	$6,051	$1,705	$2,291	$15,328	$2,408

2011:	Star	Savers	Williamsburg	Ameritrust	Century	PIC
Statutory capital and surplus	$229,142	$43,419	$21,293	$20,081	$156,232	$35,686
RBC authorized control level	$64,266	$11,407	$5,921	$5,095	$33,756	$8,254
Statutory net income	$25,763	$4,992	$2,275	$2,298	$12,363	$2,467

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. As of December 31, 2012, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.5 to 1.0 and 1.9 to 1.0, respectively.

The National Association of Insurance Commissioners (“NAIC”) has adopted a RBC formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital of regulated companies. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general, an insurance company must submit a calculation of its RBC formula to the insurance department of its state of domicile as of the end of the previous calendar year.  These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines.  The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

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

At December 31, 2012, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required.  At December 31, 2012 and 2011, the Company’s consolidated statutory surplus was $426.3 million and $385.4 million, respectively.  For the years ended December 31, 2012, 2011, and 2010, the Company’s consolidated statutory net income was $33.5 million, $37.3 million, and $48.3 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s Insurance Company Subsidiaries are required to maintain certain deposits with regulatory authorities.  At December 31, 2012 and 2011, the book-adjusted carrying value of these deposits totaled $361.5 million and $220.3 million, respectively.

The Company’s current financial strength rating from A.M. Best is “A−” (Excellent) for its Insurance Company Subsidiaries. On October 19, 2012, A.M. Best put the financial strength rating and issuer credit rating of the Company’s insurance subsidiaries and the issuer credit rating of the Company under review with negative implications. On March 1, 2013, A.M. Best announced that they will maintain their ‘under review’ status with negative implications as they continue to evaluate the Company’s corrective actions. A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders.

9.	DEFERRED POLICY ACQUISITION COSTS

As disclosed in Note 1 ~ Summary of Significant Accounting Policies, the Company adopted new guidance regarding the accounting for the costs related to acquiring or renewing insurance contracts. The Company adopted this guidance retrospectively on January 1, 2012 and has adjusted its previously issued financial information.

The following table reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of period	$74,467	$68,451	$59,633

Acquisition costs deferred	159,416	149,323	134,530
Amortized to expense during the period	(156,480)	(143,307)	(125,712)
Swiss Re QS Agreement	(31,986)	-	-
Balance, end of period	$45,417	$74,467	$68,451

The Company reduces deferred policy acquisition costs for premium deficiencies. There were no premium deficiencies at December 31, 2012, 2011, and 2010.

10.	INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2012		2011	2010
Current tax expense		$1,048	$12,223	$28,252
Deferred tax benefit		(8,890)	(54)	(4,838)
Total provision for income tax (benefit) expense	$	(7,842)	$12,169	$23,414

A reconciliation of the Company’s tax provision on income from operations to the U.S. federal income tax rate of 35% is as follows (in thousands):

	For the Years Ended December 31,
	2012		2011	2010
Tax provision at statutory rate		$439	$18,495	$27,878
Tax effect of:
Tax exempt interest		(5,684)	(5,409)	(5,266)
Deferred tax asset valuation allowance		(4,085)	(260)	(2,619)
Deferred and other tax asset adjustments		1,233	(903)	2,887
State income taxes, net of federal benefit		153	422	569
Other, net		102	(176)	(35)
Federal and state income tax (benefit) expense	$	(7,842)	$12,169	$23,414
Effective tax (benefit) expense rate		(625.9%)	23.0%	29.4%

At December 31, 2012 and 2011, the current taxes receivable were $3.6 million and $5.9 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred federal income taxes reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The components of deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011

Deferred Tax Assets:
Unpaid losses and loss adjustment expenses	$39,279	$34,257
Unearned premium reserves	20,759	24,731
Other than temporary impairment losses on investments and purchase accounting adjustments	3,365	8,504
Allowance for doubtful accounts	1,699	1,366
AMT credit carry-forward	1,355	-
Amortization of debt and transaction costs	1,257	1,305
Compensation related	1,051	971
Other, net	876	2,802
Total Deferred Tax Assets	69,641	73,936
Deferred Tax Liabilities:
Unrealized gains on investments, net	(25,523)	(36,074)
Deferred policy acquisition costs	(15,896)	(26,063)
Goodwill	(7,754)	(6,448)
Amortization of intangible assets	(4,689)	(4,810)
Depreciation	(3,446)	(3,314)
Total Deferred Tax Liabilities	(57,308)	(76,709)

Net deferred tax assets (liabilities) before valuation allowance	12,333	(2,773)
Valuation allowance	(1,404)	(5,680)
Net deferred tax assets (liabilities)	$10,929	$(8,453)

Realization of the deferred tax asset shown above is dependent upon generating sufficient taxable income to absorb the applicable reversing temporary differences.  A valuation allowance is established if, based upon certain facts and circumstances, management believes some or all of certain tax assets will not be realized.  At December 31, 2012 and 2011, the Company had a valuation allowance of $1.4 million and $5.7 million, respectively, related to unrealized losses on securities and other than temporary impairments that, upon realization, could not be offset by past or future capital gains.  During 2012, the valuation allowance decreased by $4.3 million of which $4.1 million was recorded through the statement of operations.  The remaining $191,000 was recorded as a reduction to other comprehensive income.   During 2011, the valuation allowance increased by $27,000, of which $287,000 was recorded as a reduction to other comprehensive income.  This reduction was offset by $260,000 recorded through the statement of operations. Management periodically evaluates the adequacy of the valuation allowances, taking into account open tax positions, tax assessments received and tax law changes.  This evaluation involves the use of estimates and a high degree of management judgment.  Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities and reserves.

At December 31, 2012, the Company has an Alternative Minimum Tax (AMT) credit carry-forward of $1.4 million.  At December 31, 2011, the Company did not have an AMT credit carry-forward.  The AMT credit carry-forwards have no expiration date.

At December 31, 2012 and 2011, the Company did not have any unrecognized tax benefits.  Interest costs and penalties related to income taxes are classified as interest expense and general corporate expenses, respectively.  As of December 31, 2012 and December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  Tax returns for all years after 2005 are subject to future examination by tax authorities.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	VARIABLE COMPENSATION

Stock Options

The Company has the ability to issue stock options pursuant to its 2002 Amended and Restated Stock Option Plan (the “Plan”).  Currently, the Plan has either five or ten-year option terms and are exercisable and vest in equal increments over the option term.  The Company has not issued any new stock options to employees since 2003.  As of December 31, 2012 and 2011, the Company had no options outstanding.

Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). No restricted stock awards were issued in 2012.The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. The Company recorded approximately $294,000 and $391,000 of restricted stock awards compensation expense for the year ended December 31, 2012 and 2011, respectively.  The total compensation cost related to the nonvested portion of the awards that have not been recognized as of December 31, 2012 and 2011 were $433,000 and $796,000, respectively.

On February 23, 2012 and 2011, the Company issued 1,500 non-restricted stock awards to each outside member of the Board of Directors, which vested immediately. No non-restricted stock awards were issued in 2010. The Company recorded $148,500 and $150,000 of non-restricted stock awards compensation expense for the year ended December 31, 2012 and 2011, respectively.

Long Term Incentive Plan

The Company maintains a Long Term Incentive Plan (the “LTIP”). On July 27, 2012, the Company adopted its 2012 LTIP (the “Plan”). The Plan allows for the use of cash and/or restricted stock incentive awards to eligible executives, managers and other eligible key employees based on the achievement of pre-established performance goals for annual performance periods commencing on or after January 1, 2012.  The Compensation Committee of the Board of Directors administers the Plan, subject to the direction of the Board of Directors, and will designate the eligible employees, who will participate in the Plan for a specified performance period.  The Plan was adopted pursuant to the Company's 2009 Equity Compensation Plan, which was previously approved by shareholders.  Participants are not eligible for any award under the Plan, until the end of the performance period, which is December 31, 2012.

Under the Plan, in the event that a participant’s employment is terminated by the Company or any of its subsidiaries for “cause”, or by the participant without “good reason” (as such terms are defined in the Plan), the participant is not entitled to the payment of any cash award previously declared that has not been paid, forfeits all shares of unvested restricted stock, and will not be entitled to any award for the period in which such termination of employment occurs.

In the event that the a participant’s employment is terminated by the Company or any of its subsidiaries without “cause”, by the participant for “good reason” (as such terms are defined in the Plan), or due to the participant’s death, disability or retirement, the participant is entitled to previously declared cash awards, will become vested in all shares of restricted stock that have not yet vested (or will continue to vest in such shares in accordance with the terms and conditions of the participant’s restricted stock agreement), and is entitled to a pro rata portion of any awards for the period in which such termination occurs.

In the event of a “change in control” of the Company (as defined in the Plan) each participant is entitled to the payment of a pro rata portion of the award for the period in which the change in control occurs, cash awards that have not yet been paid for the period ending prior to the effective date of the change in control and, to the extent provided in the applicable restricted stock agreement, all shares of restricted stock fully vest and become nonforfeitable.

The Plan will be paid 100% in stock and vest in 20% increments following the end of the one-year period, with 30% of the award based upon service and 70% of the award based upon the performance of the Company during the one-year period. The Company began accruing for the LTIP payout for the 2012 plan as of March 31, 2012.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The prior LTIP, was a three-year plan for the years 2009 through2011 and provided participants with the opportunity to earn cash and stock awards based upon service and the achievement of pre-established performance goals over a three-year performance period. The Company began accruing for the LTIP payout for the 2009 through2011 plan years as of March 31, 2009.

At December 31, 2012, the Company had accrued $212,000 for the 2012 LTIP service portion. Because the targets were not met for the performance portion of the 2012 LTIP, no amounts were accrued for by the Company as of December 31, 2012.. At December 31, 2011, there was nothing accrued for the 2009 through2011 plan years under the prior LTIP as the performance goals were not met.

Deferred Compensation Plan

The Company maintains an Executive Nonqualified Excess Plan (the “Excess Plan”).  The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code.  The Company maintains the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan.  The Excess Plan is funded solely by the participating employees and maintained primarily for the purpose of providing deferred compensation benefits for eligible employees.  For those participants who satisfy minimum funding requirements, the participant is eligible for a life insurance benefit of $250,000 in the event of the participant’s death. At December 31, 2012 and 2011, the Company had $2.2 million and $2.1 million accrued for the Excess Plan, respectively.

12.	SHAREHOLDERS’ EQUITY

At December 31, 2012, shareholders’ equity was $558.3 million, or a book value of $11.22 per common share, compared to $585.2 million, or a book value of $11.46 per common share, at December 31, 2011.

On October 28, 2011, the Company’s Board of Directors approved a Share Repurchase Plan authorizing management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.  For the year ended December 31, 2012, the Company purchased and retired 1.3 million shares of common stock for a total cost of approximately $11.5 million.  For the year ended December 31, 2011, the Company purchased and retired 2.2 million shares of common stock for a total cost of approximately $20.4 million.

For the years ended December 31, 2012 and 2011, cash dividends paid to common shareholders totaled $8.5 million and $8.9 million, respectively.  On February 8, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share.  The dividend is payable on April 4, 2013, to shareholders of record as of March 21, 2013.

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2012	2011	2010

Net income	$11,749	$43,032	$58,973

Common shares:
Basic
Weighted average shares outstanding	50,177,484	52,404,377	53,979,374

Diluted
Weighted average shares outstanding	50,177,484	52,404,377	53,979,374
Dilutive effect of:
Share awards under long term incentive plan	-	-	309,757
Total	50,177,484	52,404,377	54,289,131

Net income per common share
Basic	$0.23	$0.82	$1.09
Diluted	$0.23	$0.82	$1.09

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company evaluates existing goodwill for impairment on an annual basis as of October 1st, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill impairment is performed at the reporting unit level.

Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments, particularly related to future cash flows, discount rates (including market risk premiums) and market multiples. The fair values of the reporting units were determined using a blend of two commonly used valuation techniques, the market approach and the income approach. The Company gives consideration to two valuation techniques, as either technique can be an indicator of value. For the market approach, valuations of reporting units were based on an analysis of price multiples of net income, net book value and net tangible book value.  The peer group price multiples used in the analysis were selected based on management’s judgment.  For the income approach, the Company estimated future cash flows using a discounted cash flow model (“DCF model”). A DCF model was selected to be comparable to what would be used by market participants to estimate fair value. The DCF model incorporated expected future growth rates, terminal value amounts, and the applicable weighted-average cost of capital to discount estimated cash flows.  The projections used in the estimate of fair value are consistent with the Company’s forecast and long-range plans.

In accordance with accounting guidance, the Company concluded its reporting units to be specialty insurance operations and agency operations. The nature of the business and economic characteristics of all agency operations and all specialty insurance operations are similar based upon, but not limited to, the following; (1) management alignment within each reporting unit, (2) the Company’s Insurance Company Subsidiaries operating under a reinsurance pooling arrangement, and (3) the ability of the Company to leverage its expertise and fixed costs within each reporting unit.

On October 1, 2012, the Step 1 analysis resulted in fair value of the reporting units in excess of their carrying value and accordingly, the Company did not perform Step 2.  Fair value exceeded carrying value by 3% in the specialty insurance operations and 150% in the agency operations. Had fair value in Step 1 fallen below carrying value, the Company would have needed to perform a Step 2 analysis, which may have resulted in impairment of goodwill.

Subsequent to the annual impairment test date, the Company considered potential indicators of impairment that would suggest further analysis.  The Company considered its market capitalization decline during the fourth quarter as a trigger for performing an interim Step 1 analysis.  This subsequent analysis resulted in fair values of the reporting units in excess of their carrying value and accordingly, the Company did not perform Step 2.  Fair value exceeded carrying value by 8% in the specialty insurance operations and 109% in the agency operations. Had fair value in Step 1 fallen below carrying value, the Company would have needed to perform a Step 2 analysis, which may have resulted in impairment of goodwill.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

While management believes the estimates and assumptions are reasonable in determining the fair value of reporting units, it is possible a material change could occur. If actual results are not consistent with estimates and assumptions used to calculate fair value, a Step 2 analysis may be required in future periods and impairment of goodwill.  Future events that might impact the fair value of reporting units and goodwill impairment cannot be predicted.  Such events include, but are not limited to increased competition in insurance markets and global economic changes.

The valuation analysis discussed above supports management’s view that goodwill is not impaired at October 1, 2012 and December 31, 2012.
The following summarizes the carrying amount of goodwill for the year ended December 31, 2012 (in thousands):
	Agency Operations	Specialty Insurance Operations	Total
Balance at January 1, 2012	$5,395	$115,397	$120,792
Additions to goodwill - Agency	249	-	249
Balance at December 31, 2012	$5,644	$115,397	$121,041

The Company did not record any impairment losses in relation to its existing goodwill during 2012, 2011 or 2010.

Other Intangible Assets

At December 31, 2012 and 2011, the Company had other intangible assets, net of related accumulated amortization, of $28.3 million ($53.4 million gross) and $34.5 million ($59.8 million gross), respectively, recorded within the consolidated balance sheets. During 2012, the Company wrote off a $1.8 million intangible asset related to the Public Entity Excess Liability program that it terminated in the fourth quarter of 2012.

Other intangible assets of $22.8 million ($47.9 million gross) had definite lives and were subject to amortization as of December 31, 2012.  The definite lived intangible assets are primarily related to agent relationships ($21.0 million gross carrying value, $14.8 million net) and trade names ($5.0 million gross carrying value, $2.8 million net) acquired during the merger with ProCentury in 2008.  The agent relationships and trade names have estimated useful lives of fifteen years and ten years respectively.

As of December 31, 2012, the Company also had a net intangible asset of $2.0 million ($14.5 million gross) related to the USSU acquisition.  The USSU intangible asset has an estimated useful life of eight years.  All other definite lived intangible assets, except those described above, have estimated useful lives of five to fifteen years.

Other intangible assets of $5.5 million had indefinite lives and were not subject to amortization as of December 31, 2012.  The indefinite lived assets are primarily related to an insurance license acquired during the merger with ProCentury in 2008.

Amortization expense related to other intangible assets for 2012, 2011, and 2010,  was $7.3 million, $5.0 million, and $5.0 million, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2013	$4,166
2014	3,805
2015	3,406
2016	2,692
2017	2,235
Total amortization expense	$16,304

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	COMMITMENTS AND CONTINGENCIES

The Company has certain operating lease agreements for its offices and equipment. A majority of the Company’s lease agreements contain renewal options and rent escalation clauses.  At December 31, 2012, future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

2013	$3,742
2014	2,287
2015	1,965
2016	1,767
2017	1,572
Thereafter	3,218
Total minimum lease commitments	$14,551

Rent expense for the years ended December 31, 2012, 2011, and 2010, was $4.7 million, $5.0 million, and $5.1 million, respectively.

In November 2012, Century Surety Company committed to a $10 million contribution to the Aquiline Financial Services Fund II L.P. as a strategic investment.  As of December 31, 2012, approximately $3.5 million of the commitment had been satisfied with $6.5 million of unfunded commitment remaining.  The remainder of the capital commitment will most likely be called in 2013, however, the exact date is not known as it is at the discretion of the fund managers based on the timing of the fund’s investments.

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers.  Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers.  Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state.  Assessments from insolvency funds were $6.8 million, $8.6 million, and $5.1 million, for 2012, 2011, and 2010, respectively.  Most of these payments are recoverable through future policy surcharges or premium tax reductions.

The Company’s Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market.  Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage.  These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis.  To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company.  Total assessments paid to all such facilities were $4.9 million, $5.0 million, and $3.5 million for 2012, 2011, and 2010, respectively.

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business.  Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings.  Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant.   Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy at issue, errors and omissions insurance or other appropriate insurance.  In terms of any retentions or deductibles associated with such insurance, the Company has established accruals for such retentions or deductibles, when necessary, based upon current available information.  In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable; then an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets.  Period expenses related to the defense of such claims are included in the accompanying consolidated statements of income.  Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters.  On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate, will have a material adverse effect on the Company’s financial condition.  However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	RELATED PARTY TRANSACTIONS

At December 31, 2012 and 2011, the Company held a $737,000 and $767,000 note receivable from one of its executive officers, including $76,000 and $106,000 of accrued interest, respectively.  This note arose from a transaction in late 1998 in which the Company loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise.  The note bears interest equal to the rate charged pursuant to the Company’s revolving credit agreement and is due on demand any time after January 1, 2002.  As of December 31, 2012, the rate was 2.06%.  The loan is partially collateralized by 64,718 shares of the Company’s common stock under a stock pledge agreement.  For the years ended December 31, 2012 and 2011, $43,800 and $43,800, respectively, was paid against the loan.  As of December 31, 2012, the cumulative amount that has been paid against this loan was $381,800.

The Company maintains an employment agreement with the executive officer, which provides that the note is a non-recourse loan and the Company’s sole legal remedy in the event of a default is the right to reclaim the shares pledged under the stock pledge agreement.  Also, if there is a change in control of the Company and the officer is terminated or if the officer is terminated without cause, the note is cancelled and deemed paid in full.  In these events, the officer may also retain the pledged shares of the Company, or, at the officer’s discretion, sell these shares back to the Company at the then current market price or their book value, whichever is greater.

If the officer is terminated by the Company for cause, the note is cancelled and considered paid in full.  In this case, however, the officer forfeits the pledged shares of the Company, or, at the Company’s discretion, must sell these shares back to the Company for a nominal amount.

If the officer terminates his employment during the term of the agreement, the Company can demand full repayment of the note.  If the note was not paid by the officer on the demand of the Company, the Company’s only recourse is to reclaim the shares of the Company that were pledged under the stock pledge agreement.

17.	EMPLOYEE BENEFIT PLANS

Company employees over the age of 20 1/2 who have completed six months of service are eligible for participation in The Meadowbrook, Inc. 401(k) Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan provides for matching contributions and/or profit sharing contributions at the discretion of the Board of Directors of Meadowbrook, Inc.  In 2012, 2011, and 2010, the matching contributions were $1.3 million, $1.4 million, and $1.3 million, respectively.  There were no profit sharing contributions in 2012, 2011, and 2010.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.	QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2012 and 2011 (in thousands, except per share and ratio data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012:
Gross premiums written	$257,955	$256,082	$305,935	$246,661
Net premiums written	218,975	219,229	248,646	110,653
Net premiums earned	192,815	211,303	223,407	226,734
Net commissions and fees	8,965	8,552	7,410	9,122
Net investment income	13,732	13,683	13,815	11,913
Net realized gains	732	1,567	902	52,111
Net losses and loss adjustment expenses	132,747	165,758	212,698	166,481
Policy acquisition and other underwriting expenses	63,113	68,993	71,373	70,587
General selling & administrative expenses	6,339	6,327	5,745	6,052
General corporate expense	1,373	758	717	724
Amortization expense	1,416	1,307	1,372	3,201
Interest expense	1,977	2,033	2,372	2,047
Net income (loss)	8,104	(7,732)	(26,610)	37,987
Diluted earnings (losses) per share	$0.16	$(0.15)	$(0.53)	$0.76
GAAP combined ratio(1)	101.5%	111.1%	127.1%	104.5%

2011:
Gross premiums written	$224,946	$212,672	$243,291	$223,117
Net premiums written	193,316	185,777	205,448	191,712
Net premiums earned	170,658	181,470	193,587	201,920
Net commissions and fees	8,438	7,897	7,293	8,487
Net investment income	13,572	13,765	13,502	13,683
Net realized gains	812	1,094	363	680
Net losses and loss adjustment expenses	105,262	121,403	128,956	139,730
Policy acquisition and other underwriting expenses	58,158	62,694	64,833	64,851
General selling & administrative expenses	6,244	5,631	5,876	7,024
General corporate expense	1,355	(719)	273	(509)
Amortization expense	1,232	1,206	1,208	1,327
Interest expense	2,172	2,082	2,066	2,027
Net income	14,648	9,780	9,643	8,960
Diluted earnings per share	$0.27	$0.18	$0.18	$0.18
GAAP combined ratio(1)	95.8%	101.4%	100.1%	101.3%

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

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX

Schedule I
Meadowbrook Insurance Group, Inc.
Summary of investments - other than investments in related parties
As of December 31, 2012
(in thousands)

	Cost or Amortized Cost	Estimated Fair Value	Amount at Which Shown on the Balance Sheet
Debt Securities:
US Government and agencies	$26,788	$27,684	$27,684
Obligations of states and political subs	587,276	628,973	628,973
Corporate securities	482,290	507,001	507,001
Redeemable preferred stocks	1,743	2,179	2,179
Residential mortgage-backed securities	73,530	77,882	77,882
Commercial mortgage-backed securities	33,732	35,532	35,532
Other asset-backed securities	6,435	7,556	7,556
Total debt securities available for sale	1,211,794	1,286,807	1,286,807

Equity Securities:
Perpetual preferred stock	6,930	8,508	8,508
Common stock	13,459	14,153	14,153
Total equity securities available for sale	20,389	22,661	22,661
Total securities available for sale	$1,232,183	$1,309,468	$1,309,468

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
BALANCE SHEET

	December 31,
		As Adjusted
	2012	2011
	(In thousands)
ASSETS
Investment in subsidiaries	$587,224	$596,336
Cash and cash equivalents	418	111
Goodwill	62,328	62,328
Other assets	42,412	46,151
Total assets	$692,382	$704,926

LIABILITIES
Other liabilities	21,033	26,407
Payable to subsidiaries	8,640	9,063
Debt	48,500	28,375
Debentures	55,930	55,930
Total liabilities	134,103	119,775
SHAREHOLDERS' EQUITY
Common stock	505	520
Additional paid-in capital	272,472	279,005
Retained earnings	237,351	238,539
Note receivable from officer	(737)	(767)
Accumulated other comprehensive income	48,688	67,854
Total shareholders' equity	558,279	585,151
Total liabilities and shareholders' equity	$692,382	$704,926

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
INCOME STATEMENT

	For the Years Ended December 31,
		As Adjusted	As Adjusted
	2012	2011	2010
	(In thousands)
Revenue	$2,043	$1,970	$1,955
Operating expenses:
Interest expense	6,582	6,604	7,808
Other expenses	8,412	2,489	6,980
Total operating expenses	14,994	9,093	14,788

Loss before income taxes and subsidiary equity	(12,951)	(7,123)	(12,833)
Federal and state income tax (benefit) expense	(8,151)	(3,645)	5,603
Loss before subsidiary equity earnings	(4,800)	(3,478)	(18,436)
Subsidiary equity earnings	16,549	46,510	77,409
Net income	$11,749	$43,032	$58,973

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
		As Adjusted	As Adjusted
	2012	2011	2010
	(In thousands)
Net income	$11,749	$43,032	$58,973
Other comprehensive income, net of tax:
Unrealized gains on securities	34,909	34,786	10,227
Unrealized gains (losses) in affiliates and unconsolidated subsidiaries	163	(23)	158
Increase on non-credit other-than-temporary impairments on securities	741	17	941
Net deferred derivative gains (losses) - hedging activity	334	578	(3)
Less: reclassification adjustment for investment gains included in net income	(55,313)	(2,879)	(1,728)
Other comprehensive (loss) income	(19,166)	32,479	9,595
Comprehensive (loss) income	$(7,417)	$75,511	$68,568

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
		As Adjusted	As Adjusted
	2012	2011	2010
	(In thousands)

Net Cash (Used in) Provided by Operating Activities	$(35,695)	$(1,223)	$1,718

Cash Flow from Investing Activities:
Dividends from subsidiaries	15,906	22,571	52,913
Investment in Subsidiaries	(10,000)	-	(100)
Net cash provided by investing activities	5,906	22,571	52,813

Cash Flow from Financing Activities:
Proceeds from borrowings	90,000	4,500	-
Principal payments on borrowings	(39,875)	(13,875)	(12,125)
Dividends paid on common stock	(8,542)	(8,889)	(7,007)
Share repurchases of common stock	(11,517)	(20,441)	(20,726)
Payroll taxes associated with long-term incentive plan stock issuance	-	9	(35)
Other financing activities	30	30	28
Net cash provided by (used in) financing activities	30,096	(38,666)	(39,865)

Increase (decrease) in cash and cash equivalents	307	(17,318)	14,666
Cash and cash equivalents, beginning of year	111	17,429	2,763
Cash and cash equivalents, end of year	$418	$111	$17,429

Supplemental Disclosure for Non-cash Investing and Financing Activities
Share-based employee compensation	$363	$535	$531

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX

Schedule IV
Meadowbrook Insurance Group, Inc.
Reinsurance
For the Years Ended December 31, 2012, 2011, and 2010
(in thousands)

		Ceded	Assumed		Percentage
	Gross	to other	from other	Net	of amount
Property and Liability Insurance	amount	companies	companies	amount	assumed to net
2012	$977,749	$159,706	$36,216	$854,259	4.24%
2011	$846,402	$122,226	$23,459	$747,635	3.14%
2010	$758,890	$115,391	$16,341	$659,840	2.48%

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX

Schedule V
Meadowbrook Insurance Group, Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2012, 2011, and 2010
(in thousands)

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	beginning of	costs and	other	from allowance	end of
Allowance for doubtful accounts	period	expense	accounts	account	period
2012	$3,904	$4,014	-	$3,063	$4,855
2011	$3,015	$3,712	-	$2,823	$3,904
2010	$3,446	$2,431	-	$2,862	$3,015

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX

Schedule VI
Meadowbrook Insurance Group, Inc.
Supplemental Information Concerning Property and Casualty Insurance Operations
For the Years Ended December 31, 2012, 2011, and 2010
(in thousands)

	Deferred	Reserves for	Discount, if
	Policy	Losses and Loss	any, deducted		Net	Net
	Acquisition	Adjustment	from previous	Unearned	Premiums	Investment
Affiliation with Registrant	Costs (3)	Expenses (2)	column (1)	Premiums (2)	Earned	Income
(a) Consolidated Property and
Casualty Subsidiaries
2012	$45,417	$1,455,980	$-	$439,418	$854,259	$52,656
2011	$74,467	$1,194,977	$-	$386,750	$747,635	$54,125
2010	$68,451	$1,065,056	$-	$352,585	$659,840	$53,768

			Amortization
			of deferred	Paid losses
	Losses and loss		policy	and loss	Net
	adjustment expense		acquisition	adjustment	Premiums
	Current Year	Prior Years	expenses (3)	expenses	Written

2012	$592,169	$85,515	$188,466	$482,702	$797,502
2011	$488,040	$7,311	$143,307	$400,460	$776,253
2010	$430,653	$(31,003)	$125,712	$297,824	$693,599

(1) The Company does not employ any discounting techniques.
(2) Reserves for losses and loss adjustment expenses are shown gross of $381.9 million, $315.9 million, and $280.9 million of reinsurance recoverable on unpaid losses in 2012, 2011, and 2010 respectively. Unearned premiums are shown gross of ceded unearned premiums of $143.2 million, $33.8 million, and $28.2 million in 2012, 2011, and 2010 respectively.
(3) 2011 and 2010 amounts are 'As Adjusted', as a result of the impact of adopting Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts guidance in 2012.

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX

Exhibit No.	Description	Filing Basis
2.1	Agreement and Plan of Merger dated February 20, 2008 (as amended).	(7)
3.1	Amended and Restated Articles of Incorporation of the Company.	(11)
3.2	Amended and Restated Bylaws of the Company.	(12)
4.1	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(5)
4.2	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc. and LaSalle Bank National Association, dated as of September 16, 2005 .	(8)
4.3	Indenture, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut.	(15)
4.4	Amended and Restated Declaration of Trust, dated as of December 4, 2002, by and among State Street Bank and Trust Company of Connecticut, and ProFinance Holdings Corporation.	(15)
4.5	Guarantee Agreement, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut.	(15)
4.6	Indenture, dated as of May 16, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association.	(15)
4.7	Amended and Restated Declaration of Trust, dated as of May 16, 2003, by and among U.S. Bank National Association, and ProFinance Holdings Corporation.	(15)
4.8	Guarantee Agreement, dated as of May 16, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association.	(15)
4.9	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004.	(5)
4.10	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated May 26, 2004.	(5)
10.1	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994.	(1)
10.2	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement.	(2)
10.3	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan.	(4)
10.4	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust I, and Dekania CDO I, Ltd., dated September 30, 2003.	(3)
10.5	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees Named Herein, dated September 30, 2003.	(3)
10.6	Guaranty Agreement between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(3)
10.7	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan.	(5)
10.8	Loan Agreement by and between Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Star Insurance Company, Williamsburg National Insurance Company, Meadowbrook Insurance Group, Inc., Century Surety Company, ProCentury Insurance Company, ProCentury Risk Partners Insurance Company, and Meadowbrook, Inc., dated December 1, 2011.	(18)

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX – (Continued)

Exhibit No.	Description	Filing Basis
10.9	Form of Nonqualified Stock Option Agreement under the Meadowbrook Insurance Group, Inc., Stock Option Plan, dated February 21, 2003.	(6)
10.10	Lease Agreement between Meadowbrook Insurance Group, Inc. and Meadowbrook, Inc., dated December 6, 2004.	(6)
10.11	Promissory Note between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)
10.12	Commercial Mortgage between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)
10.13	Assignment of Leases and Rents between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)
10.14	Amendment to Demand Note Addendum among the Company and Robert S. Cubbin and Kathleen D. Cubbin, dated February 17, 2005.	(6)
10.15	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust II, and Merrill Lynch International, dated as of September 16, 2005.	(8)
10.16	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., LaSalle Bank National Association, Christiana Bank & Trust Company, and The Administrative Trustees Named Herein, dated as of September 16, 2005.	(8)
10.17	Guarantee Agreement between Meadowbrook Insurance Group, Inc., and LaSalle Bank National Association, dated as of September 16, 2005.	(8)
10.18	Convertible Note between Meadowbrook Insurance Group, Inc. and Renaissance Alliance Insurance Services, LLC, effective date January 1, 2012.
10.19	Promissory Note between Meadowbrook Insurance Group, Inc. and Renaissance Alliance Insurance Services, LLC, effective date January 1, 2012.
10.20	Executive Nonqualified Excess Plan, Plan Document, effective May 1, 2006.	(9)
10.21	Executive Nonqualified Excess Plan Adoption Agreement, effective May 1, 2006.	(9)
10.22	Executive Nonqualified Excess Plan, Rabbi Trust Agreement, between Meadowbrook, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company, dated March 30, 2006.	(10)
10.23	Amended and Restated Executive Employment Agreement, dated July 31, 2008, by and between ProCentury Corporation and Christopher J. Timm.	(13)
10.24	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2009.	(14)
10.25	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2009.	(14)
10.26	Form of senior executive Employment Agreement by and between the Company and Karen M. Spaun, Stephen Belden, Archie McIntyre, James M. Mahoney, and Robert C. Spring, dated January 1, 2009.	(14)
10.27	First Amendment to the Company’s Long Term Incentive Plan, dated December 30, 2008.	(14)
10.28	2009 Equity Compensation Plan	(16)
10.29	Form of Restricted Stock Agreement in connection with restricted stock awards granted to Robert S. Cubbin, Karen M. Spaun, Michael G. Costello, Stephen A. Belden, James M. Mahoney, Christopher J. Timm, and Archie S. McIntyre.	(17)
10.30	Advances, Pledge and Security Agreement between Star Insurance Company and the Federal Home Loan Bank of Indianapolis, dated May 4, 2011.	(18)

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX – (Continued)

Exhibit No.	Description	Filing Basis
10.31	Management Services Agreement by and between Meadowbrook Insurance Group, Inc., Star Insurance Company, Williamsburg National Insurance Company, Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Century Surety Company, ProCentury Insurance Company, ProCentury Risk Partners Insurance Company, and Meadowbrook, Inc., dated July 1, 2011.	(18)
10.32	2012 Long Term Incentive Plan.*	(19)
10.33	Credit Agreement, dated August 29, 2012, between Meadowbrook Insurance Group, Inc., as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and KeyBank, N.A., as Syndication Agents, J.P. Morgan Securities, LLC, as the Sole Bookrunner and Sole Lead Arranger, and the other lenders party thereto.	(20)
14	Code of Conduct.	(18)
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Chief Financial Officer of the Corporation.
101	Interactive Data File.

* Compensatory plan required to be as an exhibit pursuant to Item 15 of this report.

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(3)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2003.

(4)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2004 Proxy Statement.

(5)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2004.

(6)	Filed as Exhibit to Form 10-K for the year ending December 31, 2004.

(7)	Filed as Exhibit 2.1 to Form S-4/A filed on May 27, 2005.

(8)	Filed as Exhibit to Current Report on Form 8-K filed on September 22, 2005.

(9)	Filed as Exhibit to Current Report on Form 8-K filed on May 31, 2006.

(10)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2006.

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX – (Continued)

(11)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2007.

(12)	Filed as Exhibit to Form 10-K for the year ending December 31, 2007.

(13)	Filed as Exhibit to Current Report on Form 8-K as filed by ProCentury Corporation on July 31, 2008.

(14)	Filed as Exhibit to Current Report on Form 8-K filed on January 7, 2009.

(15)	Incorporated by reference to ProCentury Corporation’s Registration Statement on Form S-1, as amended.

(16)	Incorporated by reference from Appendix A to Schedule 14A filed on April 8, 2009.

(17)	Filed as Exhibit to Current Report on Form 8-K filed on March 1, 2010.

(18)	Filed as Exhibit to Form 10-K for the year ending December 31, 2011.

(19)	Filed as Exhibit to Current Report on Form 8-K filed on August 2, 2012.

(20)	Filed as Exhibit to Current Report on Form 8-K filed on August 30, 2012.

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

Dated: March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

**	Chairman and Director	March 8, 2013
Merton J. Segal

/s/ Robert S. Cubbin	President, Chief Executive Officer and Director	March 8, 2013
Robert S. Cubbin	(Principal Executive Officer)

**	Director	March 8, 2013
Hugh W. Greenberg

**	Director	March 8, 2013
Florine Mark

**	Director	March 8, 2013
Robert H. Naftaly

**	Director	March 8, 2013
David K. Page

**	Director	March 8, 2013
Robert W. Sturgis

**	Director	March 8, 2013
Bruce E. Thal

**	Director	March 8, 2013
Herbert Tyner

**	Director	March 8, 2013
Jeffrey A. Maffett

**	Director	March 8, 2013
Robert F. Fix

**By:	/s/ Robert S. Cubbin
Robert S. Cubbin,
Attorney-in-fact