Form 10-Q
period 2013-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2013-05-10
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 1, 2013, was 49,887,200.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31,

	2013	2012
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$264,342	$227,447
Ceded	(93,754)	(34,632)
Net earned premiums	170,588	192,815
Net commissions and fees	9,634	8,965
Net investment income	11,140	13,732
Realized gains (losses):
Total other-than-temporary impairments on securities	-	-
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	-
Net realized gains excluding other-than-temporary impairments on securities	316	732
Net realized gains	316	732
Total revenues	191,678	216,244

Expenses
Losses and loss adjustment expenses	191,974	161,519
Reinsurance recoveries	(70,158)	(28,772)
Net losses and loss adjustment expenses	121,816	132,747
Policy acquisition and other underwriting expenses	50,605	63,113
General, selling and administrative expenses	6,023	6,339
General corporate expenses	1,516	1,373
Amortization expense	1,071	1,416
Interest expense	2,197	1,977
Total expenses	183,228	206,965
Income before taxes and equity earnings	8,450	9,279
Federal and state income tax expense	1,836	1,855
Equity earnings of affiliates, net of tax	438	688
Equity earnings (losses) of unconsolidated subsidiaries, net of tax	30	(8)
Net income	$7,082	$8,104

Earnings Per Share
Basic	$0.14	$0.16
Diluted	$0.14	$0.16

Weighted average number of common shares
Basic	49,823,882	50,915,145
Diluted	49,845,023	50,921,465

Dividends paid per common share	$0.02	$0.05

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31,

	2013	2012
	(Unaudited)
	(In thousands)
Net income	$7,082	$8,104
Other comprehensive loss, net of tax:
Unrealized losses on securities	(2,782)	(417)
Unrealized gains in affiliates and unconsolidated subsidiaries	12	149
Increase on non-credit other-than-temporary impairments on securities	-	258
Net deferred derivative gains - hedging activity	805	300
Less reclassification adjustment for investment gains included in net income	(187)	(462)
Other comprehensive losses, net of tax	(2,152)	(172)
Comprehensive income	$4,930	$7,932

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,430,000 and $1,211,794)	$1,496,953	$1,286,807
Equity securities available for sale, at fair value (cost of $70,073 and $20,389)	75,690	22,661
Cash and cash equivalents	158,678	342,124
Accrued investment income	14,284	11,167
Premiums and agent balances receivable, net	214,146	208,743
Reinsurance recoverable on:
Paid losses	24,827	13,612
Unpaid losses	419,864	381,905
Prepaid reinsurance premiums	122,276	143,180
Deferred policy acquisition costs	51,967	45,417
Deferred income taxes, net	11,821	10,929
Goodwill	121,041	121,041
Other intangible assets	27,193	28,264
Other assets	118,965	97,424
Total assets	$2,857,705	$2,713,274

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,487,905	$1,455,980
Unearned premiums	442,741	439,418
Debt	164,110	78,500
Debentures	80,930	80,930
Accounts payable and accrued expenses	27,543	29,190
Funds held and reinsurance balances payable	49,687	49,622
Payable to insurance companies	2,342	5,641
Other liabilities	36,984	15,714
Total liabilities	2,292,242	2,154,995

Shareholders' Equity
Common stock, $0.01 par value; authorized 75,000,000 shares; 49,887,200 and 49,776,011 shares issued and outstanding	506	505
Additional paid-in capital	275,716	272,472
Retained earnings	243,435	237,351
Note receivable from officer	(730)	(737)
Accumulated other comprehensive income	46,536	48,688
Total shareholders' equity	565,463	558,279
Total liabilities and shareholders' equity	$2,857,705	$2,713,274

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid- In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited, In thousands)
Balances December 31, 2012	$505	$272,472	$237,351	$(737)	$48,688	$558,279
Net income	-	-	7,082	-	-	7,082
Dividends declared	-	-	(998)	-	-	(998)
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	(3,157)	(3,157)
Change in valuation allowance on deferred tax assets	-	-	-	-	188	188
Net deferred derivative gain - hedging activity	-	-	-	-	805	805
Stock award	1	107	-	-	-	108
Long term incentive plan; stock award for 2012 and 2013 plan years	-	114	-	-	-	114
Change in investment of affiliates, net of tax	-	-	-	-	(9)	(9)
Change in investment of unconsolidated subsidiaries	-	-	-	-	21	21
Stock warrant issuance	-	3,023	-	-	-	3,023
Note receivable from officer	-	-	-	7	-	7
Balances March 31, 2013	$506	$275,716	$243,435	$(730)	$46,536	$565,463

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2013	2012
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$7,082	$8,104
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	1,071	1,416
Amortization of deferred debenture issuance costs	31	31
Depreciation of furniture, equipment, and building	1,189	1,400
Net amortization of discount and premiums on bonds	2,249	1,467
Accretion of issued debt/original issue discount	51	-
Amortization of capitalized convertible note fees	14	-
Gain on sale of investments	(288)	(711)
Gain on sale of fixed assets	(22)	(21)
Long-term incentive plan expense	114	53
Stock award	107	109
Equity earnings of affiliates, net of taxes	(438)	(688)
Equity (earnings) losses of unconsolidated subsidiaries, net of tax	(30)	8
Deferred income tax expense (benefit)	424	(427)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agent balances receivable	(5,403)	(15,445)
Reinsurance recoverable on paid and unpaid losses	(49,174)	(17,715)
Prepaid reinsurance premiums	20,904	(4,349)
Deferred policy acquisition costs	(6,550)	(5,236)
Other assets	(10,432)	(2,661)
Increase (decrease) in:
Losses and loss adjustment expenses	31,925	40,234
Unearned premiums	3,323	30,508
Payable to insurance companies	(3,299)	(907)
Funds held and reinsurance balances payable	65	1,644
Other liabilities	9,707	1,437
Total adjustments	(4,462)	30,147
Net cash provided by operating activities	2,620	38,251
Cash Flows From Investing Activities
Purchase of debt securities available for sale	(239,603)	(111,769)
Proceeds from sales and maturities of debt securities available for sale	17,718	35,676
Purchase of equity securities available for sale	(54,351)	-
Proceeds from sales of equity securities available for sale	4,934	275
Capital expenditures	(467)	(483)
Other investing activities	90	(2,608)
Net cash used in investing activities	(271,679)	(78,909)
Cash Flows From Financing Activities
Proceeds from line of credit	-	5,000
Proceeds from FHLB advance	-	20,000
Payments on term loan	(1,500)	(3,688)
Proceeds from convertible senior notes	96,423	-
Payments for convertible senior notes hedge	(12,942)	-
Proceeds from issuance of warrants	3,023	-
Book overdrafts	601	(247)
Dividends paid on common stock (1)	-	-
Share repurchases	-	(5,002)
Other financing activities	8	8
Net cash provided by financing activities	85,613	16,071
Net decrease in cash and cash equivalents	(183,446)	(24,587)
Cash and cash equivalents, beginning of period	342,124	101,757
Cash and cash equivalents, end of period	$158,678	$77,170
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,808	$1,831
Net income taxes paid (2)	$(3,067)	$(421)
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock-based employee compensation	$107	$109

(1)	Dividends of $998 and $2,532 were paid on April 4, 2013 and April 5, 2012, respectively.

(2)	Tax return refunds were received in first quarter of 2013 and 2012 for $3,067 and $475, respectively.

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period.  Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full year. In addition, certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation as a result of adopting the new Accumulated Other Comprehensive guidance noted below.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the fiscal year ended December 31, 2012.

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

Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they were earned.  Commission income is reported net of any sub-producer commission expense.   Commission adjustments that occur subsequent to the issuance of the policy because of cancellation, typically are recognized when the policy is effectively cancelled. Profit sharing commissions from insurance companies are recognized when determinable, which is when such commissions are received.

Income Taxes

As of March 31, 2013 and December 31, 2012, the Company did not have any unrecognized tax benefits.  As of March 31, 2013 and December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012. The Company adopted this new guidance on January 1, 2013 and included the required disclosures in note 10 ~ Accumulated Other Comprehensive Income.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Investments

The cost or amortized cost, gross unrealized gains, losses, non-credit other-than-temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Non-Credit OTTI	Estimated Fair Value
Debt Securities:
U.S. Government and agencies	$25,213	$859	$(28)	$-	$26,044
Obligations of states and political subs	686,729	40,264	(3,537)	-	723,456
Corporate securities	528,670	24,628	(1,577)	-	551,721
Redeemable preferred stocks	1,461	422	-	-	1,883
Residential mortgage-backed securities	141,574	3,888	(480)	-	144,982
Commercial mortgage-backed securities	35,675	1,593	(122)	-	37,146
Other asset-backed securities	10,678	1,048	(5)	-	11,721
Total debt securities available for sale	1,430,000	72,702	(5,749)	-	1,496,953
Equity Securities:
Perpetual preferred stock	6,422	1,666	-	-	8,088
Common stock	63,651	4,376	(425)	-	67,602
Total equity securities available for sale	70,073	6,042	(425)	-	75,690
Total securities available for sale	$1,500,073	$78,744	$(6,174)	$-	$1,572,643

	December 31, 2012
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Non-Credit OTTI	Estimated Fair Value
Debt Securities:
U.S. Government and agencies	$26,788	$918	$(22)	$-	$27,684
Obligations of states and political subs	587,276	43,124	(1,427)	-	628,973
Corporate securities	482,290	25,569	(858)	-	507,001
Redeemable preferred stocks	1,743	436	-	-	2,179
Residential mortgage-backed securities	73,530	4,393	(41)	-	77,882
Commercial mortgage-backed securities	33,732	1,800	-	-	35,532
Other asset-backed securities	6,435	1,125	(4)	-	7,556
Total debt securities available for sale	1,211,794	77,365	(2,352)	-	1,286,807
Equity Securities:
Perpetual preferred stock	6,930	1,578	-	-	8,508
Common stock	13,459	901	(207)	-	14,153
Total equity securities available for sale	20,389	2,479	(207)	-	22,661
Total securities available for sale	$1,232,183	$79,844	$(2,559)	$-	$1,309,468

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Unrealized gains	$78,744	$79,844
Unrealized losses	(6,174)	(2,559)
Non-credit OTTI	-	-
Net unrealized gains	72,570	77,285
Deferred federal income tax expense	(25,399)	(26,957)
Net unrealized gains on investments, net of deferred federal income taxes	$47,171	$50,328

Net realized gains (losses including OTTI) on securities, for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Realized gains (losses):
Debt securities:
Gross realized gains	$30	$666
Gross realized losses	(9)	(12)
Total debt securities	21	654
Equity Securities:
Gross realized gains	275	57
Gross realized losses	(8)	-
Total equity securities	267	57
Net realized gains (losses)	$288	$711

OTTI included in realized losses on securities above	$-	$-

Proceeds from the sales of debt and equity securities available for sale were $6.5 million and $10.8 million for the three months ended March 31, 2013 and 2012, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2013, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$46,685	$47,239
Due after one year through five years	365,358	383,453
Due after five years through ten years	600,492	639,123
Due after ten years	229,538	233,289
Mortgage-backed securities, collateralized obligations and asset-backed securities	187,927	193,849
	$1,430,000	$1,496,953

Net investment income for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Net Investment Income Earned From:
Debt securities	$10,688	$13,293
Equity securities	620	505
Cash and cash equivalents	194	275
Total gross investment income	11,502	14,073
Less investment expenses	362	341
Net investment income	$11,140	$13,732

Other-Than-Temporary Impairments of Securities and Unrealized Losses on Investments

Available for sale securities are reviewed for declines in fair value, excluding other-than-temporary declines.  For a debt security, if the Company intends to sell a security and it is more likely than not that the Company will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, the Company concludes that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss in the Consolidated Statements of Income.  If the Company does not intend to sell a debt security and it is not more likely than not that the Company will be required to sell a debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), the Company concludes that an OTTI has occurred.  In this instance, accounting guidance requires the bifurcation of the total OTTI into the amount related to the credit loss, which is recognized in earnings, and the non-credit OTTI, which is recorded in Other Comprehensive Income as an unrealized non-credit OTTI in the Consolidated Statements of Comprehensive Income.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

When assessing the Company’s intent to sell a debt security, if it is more likely than not that the Company will be required to sell a debt security before recovery of its cost basis, facts and circumstances such as, but not limited to, decisions to reposition the security portfolio, sales of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing, are evaluated.  In order to determine the amount of the credit loss for a debt security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows expected to be recovered.  The discount rate is the effective interest rate implicit in the underlying debt security upon issuance.  The effective interest rate is the original yield or the coupon if the debt security was previously impaired.  If an OTTI exists and there is not sufficient cash flows or other information to determine a recovery value of the security, the Company concludes the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss in the Consolidated Statements of Income.

To determine the recovery period of a debt security, the Company considers the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

•	Historical and implied volatility of the security;
•	Length of time and extent to which the fair value has been less than amortized cost;
•	Conditions specifically related to the security such as default rates, loss severities, loan to value ratios, current levels of subordination, third party guarantees, and vintage;
•	Specific conditions in an industry or geographic area;
•	Any changes to the rating of the security by a rating agency;
•	Failure, if any, of the issuer of the security to make scheduled payments; and/or
•	Recoveries or additional declines in fair value subsequent to the balance sheet date.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery of the cost of the security in value, the Company concludes that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding charge to realized loss within the Consolidated Statements of Income. When assessing the Company’s ability and intent to hold the equity security to recovery of the cost of the security, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security, as well as the cause of decline, a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

The Company reviewed its investment portfolio in relation to its OTTI policy and determined that the Company did not record a credit related OTTI loss or recognize a non-credit related OTTI loss in other comprehensive income for the three months ended March 31, 2013 and 2012.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	March 31, 2013
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	3	$3,494	$(28)	-	$-	$-	3	$3,494	$(28)
Obligations of states and political subs	56	195,938	(3,537)	-	-	-	56	195,938	(3,537)
Corporate securities	58	136,362	(1,577)	-	-	-	58	136,362	(1,577)
Redeemable preferred stocks	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	5	33,379	(479)	1	24	(1)	6	33,403	(480)
Commercial mortgage-backed securities	3	8,045	(122)	-	-	-	3	8,045	(122)
Other asset-backed securities	3	5,197	(4)	1	11	(1)	4	5,208	(5)
Total debt securities	128	382,415	(5,747)	2	35	(2)	130	382,450	(5,749)
Equity Securities:
Perpetual preferred stock	-	-	-	-	-	-	-	-	-
Common stock	6	4,204	(173)	2	4,557	(252)	8	8,761	(425)
Total equity securities	6	4,204	(173)	2	4,557	(252)	8	8,761	(425)
Total securities	134	$386,619	$(5,920)	4	$4,592	$(254)	138	$391,211	$(6,174)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of December 31, 2012	$(156)
Additional credit impairments on:
Previously impaired securities	-
Securities for which an impairment was not previously recognized	-
Reductions	-
Balance as of March 31, 2013	$(156)

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

Level 1 – Valuations that are based on unadjusted quoted prices in active markets for identical securities. The fair value of exchange-traded preferred and common equities, and mutual funds included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The fair value measurements that were based on Level 1 inputs comprise 4.9% of the fair value of the total investment portfolio.

Level 2 – Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information.  The third party pricing service monitors market indicators, as well as industry and economic events.  The Level 2 category includes corporate bonds, government and agency bonds, asset-backed, residential mortgage-backed and commercial mortgage-backed securities and municipal bonds.  The fair value measurements that were based on Level 2 inputs comprise 94.8% of the fair value of the total investment portfolio.

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

The Level 3 securities consist of 19 securities totaling $5.3 million or 0.3% of the total investment portfolio.  These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip.  To fair value these securities, the third party investment manager uses a combination of methods.  Non-binding broker/dealer quotes are used on 2 holdings.  Benchmarking techniques based upon industry sector, rating and other factors are used on 17 holdings.

Also included in Level 3 valuation are the conversion feature within the Notes (as defined below) and the convertible senior notes hedge.  The estimated fair values of the both the conversion feature and the convertible senior notes hedge are obtained from the third party financial institution counterparties valued using non-binding broker quotations and significant unobservable inputs.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of March 31, 2013 (in thousands):

		Fair Value Measurements Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Debt Securities:
U.S. Government and agencies	$26,044	$-	$26,044	$-
Obligations of states and political subs	723,456	-	723,456	-
Corporate securities	551,721	-	550,590	1,131
Redeemable preferred stocks	1,883	1,883	-	-
Residential mortgage-backed securities	144,982	-	144,982	-
Commercial mortgage-backed securities	37,146	-	36,956	190
Other asset-backed securities	11,721	-	7,749	3,972
Total debt securities available for sale	1,496,953	1,883	1,489,777	5,293
Equity Securities:
Perpetual preferred stock	8,088	7,862	226	-
Common stock	67,602	67,602	-	-
Total equity securities available for sale	75,690	75,464	226	-
Total securities available for sale	$1,572,643	$77,347	$1,490,003	$5,293
Derivatives:
Derivatives - interest rate swaps	$(3,291)	$-	$(3,291)	$-
Cash conversion feature of cash convertible notes	(18,534)	-	-	(18,534)
Purchased cash convertible note hedge	18,534	-	-	18,534
Total derivatives	$(3,291)	$-	$(3,291)	$-

Total securities available for sale and derivatives	$1,569,352	$77,347	$1,486,712	$5,293

The following table presents changes in Level 3 available for sale investments and derivatives measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Balance as of December 31, 2012	$5,444

Total gains or losses (realized/unrealized):
Included in earnings	40
Included in other comprehensive income	(70)

Purchases	18,534
Issuances	(18,534)
Settlements	(121)

Transfers in and out of Level 3	-
Balance as of March 31, 2013	$5,293

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no credit losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of a reporting period.  During the quarter ended March 31, 2013, no transfers into or out of Levels 1, 2 and 3 were required. During the quarter ended March 31, 2012, there was one asset-backed security transferred into Level 3 from Level 2 as fair value was no longer determined using market inputs that could be directly or indirectly observable.

NOTE  4 – Debt

Credit Facilities

On August 29, 2012, the Company executed $130.0 million in senior credit facilities (the “Credit Facilities”).  The Credit Facilities include a $30.0 million term loan facility and a $100.0 million revolving credit facility.

The term loan facility has a four year term with a $30.0 million borrowing limit, which, subject to certain exceptions, can be increased up to an additional $25.0 million.  As of March 31, 2013, the outstanding balance on its term loan facility was $27.0 million.  The Company had $20.0 million outstanding under its revolving credit facility as of March 31, 2013, and $0.5 million in letters of credit had been issued as of March 31, 2013.  The undrawn portion of the revolving credit facility, which was $79.5 million as of March 31, 2013, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.  These Credit Facilities replaced the Company’s former term loan and revolving credit agreement, which were terminated upon the closing of the Credit Facilities. At December 31, 2012, the Company had an outstanding balance of $28.5 million on its term loan and a $20.0 million outstanding balance on its revolving credit facility. There was $0.5 million in letters of credit that had been issued as of December 31, 2012.

The principal amount outstanding under the Credit Facilities provides for interest at either the Alternative Base Rate (“ABR”) or the London interbank offered rate (“LIBOR”).  ABR borrowings under the Agreement will bear interest at the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBOR for a one-month period plus 1.0%, in each case, plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. Eurodollar borrowings under the Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio.  In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and thirty basis points, based on the Company’s consolidated leverage ratio as defined by the Credit Facilities.  At March 31, 2013, the interest rate on the Company’s term loan was 2.72%, which consisted of a weighted fixed rate of 0.72%, plus an applicable margin of 2.00%, as described in Note 5 ~ Derivative Instruments. At March 31, 2013, the interest rate on the Company’s revolving credit facility was 0.31%, plus a 2.00% margin.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at $473.9 million, (2) minimum Risk Based Capital Ratio for Star of 1.50 to 1.00 and all other Insurance Company Subsidiaries of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated fixed charge coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.”  As of March 31, 2013, the Company was in compliance with these debt covenants.

During 2011, several of the Insurance Company Subsidiaries (Star, Williamsburg, and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates providing a source of liquidity. As of March 31, 2013, the Company had borrowed $30.0 million from the FHLBI after pledging as collateral residential mortgage-backed securities (“RMBS”) having a carrying value of $31.0 million, and making a FHLBI common stock investment of approximately $1.6 million. The Company has the ability to increase its borrowing capacity through purchasing additional investments in FHLBI and pledging additional securities. The Company retains all the rights regarding the collateralized RMBS.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at March 31, 2013 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.33%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.29%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.49%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.86%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.29%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.39%	10,000
					Total	$80,930

(1) The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2) Represents the junior subordinated debentures acquired in conjunction with the ProCentury Merger on July 31, 2008.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Convertible Senior Notes

On March 18, 2013, the Company issued $100.0 million of 5.0% cash convertible senior notes (the “Notes”), which mature on March 15, 2020.  Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2013.  Until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time on or after September 15, 2019 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions.  The notes are not convertible into Meadowbrook common stock or any other securities under any circumstances.  The initial conversion rate is 108.8732 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $9.18 per share), subject to adjustment upon the occurrence of certain events.  Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal, plus any accrued and unpaid interest.  The proceeds from the issuance of the Notes were bifurcated into a debt component and an embedded conversion option component.

Due to the bifurcation, the debt component reflects an original issue discount (“OID”) of $12.9 million.  The OID and deferred issuance costs of $3.6 million will be amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the OID, the Notes’ effective interest rate is 7.4%.  Interest expense, including amortization of deferred issuance costs, recognized on the Notes was $244,000 for the period ended March 31, 2013.

The following table shows the amounts recorded for the debt component of the Notes as of March 31, 2013 (in thousands):

Outstanding principal	$100,000
Unamortized OID	(12,890)
Total debt component	$87,110

As the conversion feature is structured under the cash settlement method, the embedded conversion option is reported as a derivative liability.

In connection with the offering of the Notes, the Company also entered into cash convertible senior notes hedge transactions (the “Note Hedges”) and warrant transactions (the “Warrants”) with respect to its common stock with certain counter-parties.  Upon conversion, the Note Hedges are intended to offset potential cash payments in excess of the principal of the Notes.  The Note Hedges and Warrants are separate transactions, entered into by the Company with certain counter-parties and are not part of the terms of the Notes.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company paid $12.9 million for the Note Hedges, which are exercisable upon conversion of the Notes.  The Note Hedges are structured under the cash settlement method and are accounted for as a derivative asset.

The Company received $3.0 million for the warrants sold to certain counter-parties.  The warrants have a strike price of $11.69 and will be net share settled; meaning the Company will issue a number of shares per warrant corresponding to the difference between its share price on each warrant exercise date and the exercise price.  The warrants meet the definition of derivatives under the guidance in ASC 815; however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40, the warrants have been accounted for as an adjustment to the Company’s paid-in-capital.

If the market value per share of the Company’s common stock exceeds the strike price of the warrants, the warrants will have a dilutive effect on the Company’s net income per share and the Company will use the “treasury stock” method in calculating the dilutive effect on earnings per share.

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at March 31, 2013

4/23/2008	6/30/2013	Junior subordinated debentures (1)	Three-month LIBOR, plus 4.05%	8.020%	$10,000
4/29/2008	4/29/2013	Senior debentures (1)	Three-month LIBOR, plus 4.00%	7.940%	13,000
9/28/2012	8/30/2016	Term loan (2)	Three-month LIBOR	0.724%	27,000
8/15/2008	8/15/2013	Junior subordinated debentures (1)(3)	Three-month LIBOR	3.780%	10,000
9/4/2008	9/4/2013	Junior subordinated debentures (1)(3)	Three-month LIBOR	3.790%	15,000
9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000
				Total	$107,000

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(2) The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule.  The Company fixed only the variable interest portion of the loan.  The actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the Credit Facilities.

(3) The Company fixed only the variable interest portion of the debt.  The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended March 31, 2013 and 2012, was approximately $0.6 million and $0.8 million, respectively.

As of March 31, 2013 and December 31, 2012, the total fair value of the interest rate swaps were unrealized losses of $3.3 million and $4.5 million, respectively. At March 31, 2013 and December 31, 2012, accumulated other comprehensive income included accumulated loss on the cash flow hedge, net of taxes, of approximately $2.1 million and $2.9 million, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Convertible Senior Notes and Note Hedges

As discussed in Note 4 ~ Debt, the Company issued the Notes.  Holders may convert their cash convertible notes subject to certain conversion provisions.  In order to offset the risk associated with the cash conversion feature, the Company entered into convertible note hedges with certain counterparties.  Both the cash conversion feature and the purchased convertible note hedges are measured at fair value with gains and losses recorded in the Company’s Consolidated Statements of Income.

NOTE  6 – Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). No restricted stock awards were issued in 2012 or 2013. The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. The Company recorded approximately $81,000 and $46,000 of restricted stock awards compensation expense for the three months ended March 31, 2013 and 2012, respectively.

On February 13, 2013, and February 23, 2012 the Company issued 2,400 and 1,500 non-restricted stock awards, respectively, to members of the Board of Directors, which vested immediately. The Company recorded approximately $137,000 and $148,500 of non-restricted stock awards compensation expense for the three months ended March 31, 2013 and 2012, respectively.

NOTE 7 – Shareholders’ Equity

At March 31, 2013, shareholders’ equity was $565.5 million, or a book value of $11.33 per common share, compared to $558.3 million, or a book value of $11.22 per common share, at December 31, 2012.

On October 28, 2011, the Company’s Board of Directors approved a Share Repurchase Plan authorizing management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. For the three months ended March 31, 2013, there were no share repurchases. For the three months ended March 31, 2012, the Company purchased and retired approximately 0.5 million shares of common stock for a total cost of approximately $5.0 million.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2013, the Company had $1.0 million of cash dividends payable on April 4, 2013.  For the three months ended March 31, 2012, cash dividends payable to common shareholders totaled $2.5 million.

On April 26, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share.  The dividend is payable on May 28, 2013, to shareholders of record as of May 10, 2013.

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2013	2012
Net income	$7,082	$8,104

Common shares:
Basic
Weighted average shares outstanding	49,823,882	50,915,145

Diluted
Weighted average shares outstanding	49,823,882	50,915,145
Dilutive effect of:
Share awards under long term incentive plan	21,141	6,320
Total	49,845,023	50,921,465

Net income per common share
Basic	$0.14	$0.16
Diluted	$0.14	$0.16

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – Commitments and Contingencies

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business.  Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings.  Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant.   Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy at issue, errors and omissions insurance or other appropriate insurance.  In terms of any retentions or deductibles associated with such insurance, the Company has established accruals for such retentions or deductibles, when necessary, based upon currently available information.  In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is estimable; then an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets.  Period expenses related to the defense of such claims are included in the accompanying consolidated statements of income.  Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters.  On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is subject, either individually, or in the aggregate, to have a material adverse effect on the Company’s financial condition.  However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Accumulated Other Comprehensive Income

The Company’s comprehensive income includes net earnings plus unrealized gain or loss on available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the income statement, we used a 35 percent tax rate. The following table illustrates the amounts reclassified from accumulated other comprehensive income:

Reclassifications out of accumulated other comprehensive income: Period Ended March 31, 2013 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$288	Net realized gains
	(101)	Tax expense
	$187	Net of tax

Reclassifications out of accumulated other comprehensive income: Period Ended March 31, 2012 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$711	Net realized gains
	(249)	Tax expense
	$462	Net of tax

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended March 31, 2013 and 2012

Forward-Looking Statements

This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.  You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements.  Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: actual loss and loss adjustment expenses exceeding our reserve estimates; competitive pressures in our business; the failure of any of the loss limitation methods we employ; our geographic concentration and the business, economic, natural perils, man made perils, and regulatory conditions within our most concentrated region; our ability to appropriately price the risks we underwrite; goodwill impairment risk employed as part of our growth strategy; a decrease in our A.M. Best rating; increased risks or reduction in the level of our underwriting commitments due to market conditions; a failure of our reinsurers to pay losses in a timely fashion, or at all; interest rate changes; continued difficult conditions in the global capital markets and the economy generally; market and credit risks affecting our investment portfolio; liquidity requirements forcing us to sell our investments; a failure to introduce new products or services to keep pace with advances in technology; the new federal financial regulatory reform; our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries; minimum capital and surplus requirements imposed on our Insurance Company Subsidiaries; a failure of additional capital to be available or only available on unfavorable terms; acquisitions and integration of acquired businesses resulting in operating difficulties, which may prevent us from achieving the expected benefits; our reliance upon producers, which subjects us to their credit risk; loss of one of our core selected producers; our dependence on the continued services and performance of our senior management and other key personnel; our reliance on our information technology and telecommunications systems; managing technology initiatives and obtaining the efficiencies anticipated with technology implementation; a failure in our internal controls; the cyclical nature of the property and casualty insurance industry; severe weather conditions and other catastrophes; the effects of litigation; state regulation; and assessments imposed upon our Insurance Company Subsidiaries to provide funds for failing insurance companies.  For additional information with respect to certain of these and other factors, refer to the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and subsequent filings made with the United States Securities and Exchange Commission. We are not under any obligation to (and expressly disclaim any obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Through our retail property and casualty agencies, we also generate commission revenue, which represents 2.4% of our total consolidated revenues. Our agencies are located in Michigan, California, Massachusetts, and Florida and produce commercial, personal lines, life and accident and health insurance that is placed primarily with unaffiliated insurance carriers. These agencies are a minimal source of business for our Insurance Company Subsidiaries.

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

Recent Developments

On April 19, 2013, A.M. Best Company (“A.M. Best”) announced it had removed the ‘under review’ status and affirmed the financial strength rating and issuer credit rating of our Insurance Company Subsidiaries and our issuer credit rating. A.M. Best had previously announced in October 2012 that they had put the financial strength rating and issuer credit rating of our Insurance Company Subsidiaries and our issuer credit rating under review with negative implications. Our Insurance Company Subsidiaries are rated “A-” (Excellent) by A.M. Best.

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  The accounting estimates and related risks described in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 8, 2013, are those that we consider to be our critical accounting estimates.  For the three months ended March 31, 2013, there have been no material changes in regard to any of our critical accounting estimates.

Non-GAAP Financial Measures

Statutory Surplus

Statutory surplus is a non-GAAP measure with the most directly comparable financial GAAP measure being shareholders’ equity. The following is a reconciliation of statutory surplus to shareholders’ equity:

Consolidated Statutory Surplus to GAAP Shareholders' Equity
For Period Ending March 31, 2013
(In thousands)

Statutory Consolidated Surplus		$501,166

Statutory to GAAP differences:
Deferred policy acquisition costs	51,967
Unrealized gain on securities available for sale	57,749
Non-admitted assets and other	(4,354)

Total Statutory to GAAP differences		105,362

Total Non-Regulated Entities		(41,065)
GAAP Consolidated Shareholders' Equity		$565,463

Net Operating Income and Net Operating Income Per Share

Net operating income and net operating income per share are non-GAAP measures that represent net income excluding net realized gains or loss, net of tax. The most directly comparable financial GAAP measures to net operating income and net operating income per share are net income and net income per share, respectively.  Net operating income and net operating income per share are intended as supplemental information and are not meant to replace net income or net income per share. Net operating income and net operating income per share should be read in conjunction with the GAAP financial results.  The following is a reconciliation of net operating income to net income, as well as net operating income per share to net income per share:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands, except share and per share data)
Net operating income	$6,877	$7,527
Net realized gains, net of tax	205	577
Net income	$7,082	$8,104

Diluted earnings per common share:
Net operating income	$0.14	$0.15
Net income	$0.14	$0.16
Diluted weighted average common shares outstanding	49,845,023	50,921,465

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

	For the Three Months Ended March 31,
	2013	2012
Accident year loss and LAE ratio	69.3%	63.5%
Increase in net ultimate loss estimates on prior year loss reserves	2.1%	5.3%
Net loss & LAE ratio	71.4%	68.8%

We use the accident year loss and LAE ratio as one component to assess our current year performance and as a measure to evaluate and, if necessary, adjust our pricing and underwriting. Our net loss and LAE ratio is based on calendar year information. Adjusting this ratio to an accident year loss and LAE ratio allows us to evaluate information based on the current accident year activity. We believe this measure provides investors with valuable information for comparison to historical trends and current industry estimates. We also believe that it is useful for investors to evaluate the accident year loss ratio and LAE and net loss and LAE ratio separately when reviewing and evaluating our performance.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Executive Overview

Our results for the first quarter of 2013 were impacted by the increase in net ultimate loss estimates for 2012 and prior accident years, which added 2.1 percentage points to the GAAP combined ratio. The first quarter of 2013 results also reflect a 1.8 combined ratio percentage points impact from the quota share reinsurance treaty that was entered into during the fourth quarter of 2012. Our GAAP combined ratio was 101.1% for the first quarter of 2013 compared to 101.5% for the comparable quarter in 2012.  Our accident year combined ratio was 99.0% for the first quarter of 2013, compared to 96.2% in 2012.

Net operating income, a non-GAAP measure, decreased $0.6 million, from $7.5 million, or $0.15 per diluted share for the first quarter ended March 31, 2012, to $6.9 million, or $0.14 per diluted share for the first quarter ended March 31, 2013.  The first quarter 2013 results include an after-tax increase in net ultimate loss estimates for 2012 and prior accident years of $2.3 million, or $0.05 per diluted share. By contrast, the first quarter of 2012 results include an after-tax decrease in net ultimate loss estimates for 2011 and prior accident years of $6.6 million, or $0.13 per diluted share. In addition, the first quarter 2013 after-tax results were reduced by $2.2 million, or $0.04 per diluted share as a result of the quota share reinsurance treaty.

Gross written premium increased $9.7 million, or 3.8%, to $267.7 million in 2013, compared to $258.0 million in 2012.  This growth primarily reflects the accelerating pace of rate increases that have been achieved in combination with the maturation of existing programs where we are achieving adequate pricing levels. This growth was partially offset by the termination of, or reductions in, certain programs where pricing and underwriting did not meet our targets.

Results of Operations

Net income for the three months ended March 31, 2013, was $7.1 million, or $0.14 per dilutive share, compared to net income of $8.1 million, or $0.16 per dilutive share, for the comparable period of 2012.  Net operating income, a non-GAAP measure, decreased to $6.9 million, or $0.14 per dilutive share, compared to net operating income of $7.5 million, or $0.16 per dilutive share for the comparable period in 2012.  Total diluted weighted average shares outstanding for the three months ended March 31, 2013 was 49,845,023 compared to 50,921,465 for the comparable period in 2012.  This decrease reflects the impact of our Share Repurchase Plan.

Revenues

Revenues for the three months ended March 31, 2013 decreased $24.6 million, or 11.4%, to $191.7 million, from $216.2 million for the comparable period in 2012.  This decrease primarily reflects the reduction within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Revenue:
Net earned premiums	$170,588	$192,815
Management administrative fees	3,369	2,927
Claims fees	1,743	1,662
Commission revenue	4,522	4,376
Net investment income	11,140	13,732
Net realized gains	316	732
Total revenue	$191,678	$216,244

Net earned premiums decreased $22.2 million, or 11.5%, to $170.6 million for the three months ended March 31, 2013, from $192.8 million in the comparable period in 2012. This decrease was primarily the result of the quota share reinsurance treaty as well as termination of, or reductions in, certain programs where pricing and underwriting did not meet our targets.

Net investment income decreased by $2.6 million, or 18.9%, to $11.1 million for the three months ended March 31, 2013, from $13.7 million in the comparable period in 2012. The decrease reflects the impact from the fourth quarter 2012 sale of a portion of our bond portfolio in order to generate realized gains. We reinvested the proceeds during the first quarter of 2013, with the replacement of those bonds at lower interest rates.

Expenses

Expenses decreased $23.8 million from $207.0 million for the three months ended March 31, 2012 to $183.2 million for the three months ended March 31, 2013.

The following table sets forth the components of expenses (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Expense:
Net losses and loss adjustment expenses	$121,816	$132,747
Policy acquisition and other underwriting expenses	50,605	63,113
General selling & administrative expenses	6,023	6,339
General corporate expenses	1,516	1,373
Amortization expense	1,071	1,416
Interest expense	2,197	1,977
Total expenses	$183,228	$206,965

Net loss and loss adjustment expenses (“LAE”) decreased $10.9 million, to $121.8 million for the three months ended March 31, 2013, from $132.7 million for the same period in 2012.  Our loss and LAE ratio was 71.4% for the three months ended March 31, 2013 and 68.8% for the three months ended March 31, 2012.  The loss and LAE ratio for the first quarter of 2013 includes a 2.1 percentage point increase from net ultimate loss estimates for accident years 2012 and prior, whereas the 2012 results included a 5.3 percentage point increase from net ultimate loss estimates for accident years 2011 and prior. The accident year loss and LAE ratio was 69.3% for the three months ended March 31, 2013 up from 63.5% in the comparable period in 2012. In addition, the 2013 accident year loss and LAE ratio reflects the cumulative effect of an increase in our 2013 accident year forecasted loss and LAE ratio based upon the increase in net ultimate loss estimates for the 2009, 2010, and 2011 accident years previously recognized in the second and third quarters of 2012, and was partially offset by earned rate increases and other underwriting actions. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses decreased $12.5 million, to $50.6 million for the three months ended March 31, 2013 from $63.1 million for the same period in 2012. Our expense ratio decreased 3.0 percentage points to 29.7% for the three months ended March 31, 2013, from 32.7% for the same period in 2012. This improvement reflects the impact of the quota share reinsurance treaty and our ability to leverage fixed costs and execute on expense management initiatives.

Federal income tax expense for the three months ended March 31, 2013 was $1.7 million, or 20.6% of income before taxes, compared to $1.7 million, or 18.6% of income before taxes, for the same period in 2012.  Income tax expense on capital gains and the change in our valuation allowance on deferred tax assets, was $111,000 and $155,000 for the three months ended March 31, 2013 and 2012, respectively. The higher rate reflects a lower proportion of taxable income derived from net investment income, which includes a portion of tax exempt income, as opposed to fee based or underwriting income.

Other Items

Equity earnings of affiliated, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holdings, LLC (“MFH”), for $14.8 million in cash.  We are not required to consolidate this investment because we are not the primary beneficiary of the business, nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star recognizes 28.5% of the profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from MFH of $0.3 million, or less than $0.01 per dilutive share, for the three months ended March 31, 2013, compared to $0.7 million, or $0.01 per dilutive share, for the comparable period of 2012. We received dividends from MFH in the three months ended March 31, 2013 and 2012, for $0.4 million and $1.0 million, respectively.

In November 2012, our subsidiary, Century Surety Company, committed to a $10 million strategic equity investment in Aquiline Financial Services Fund II L.P. As of March 31, 2013, approximately $3.8 million of the commitment had been satisfied with $6.2 million of unfunded commitment remaining. Our ownership interest is approximately 1.34% of the fund, which we are accounting for under the equity method of accounting. Century Surety Company will recognize 1.34% of the Fund’s profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from the Aquiline Financial Services Fund II L.P. of $0.2 million, or less than $0.01 per dilutive share, for the three months ended March 31, 2013.

Reserves

At March 31, 2013, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $1.1 billion. We established a reasonable range of reserves of approximately $951.0 million to $1.2 billion. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$402,201	$471,241	$450,547
Residual Markets	19,190	21,254	20,637
Commercial Multiple Peril / General Liability	381,214	493,206	434,468
Commercial Automobile	118,445	139,270	130,193
Other	29,993	34,532	32,196
Total Net Reserves	$951,043	$1,159,503	$1,068,041

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the three months ended March 31, 2013, and the year ended December 31, 2012.

For the three months ended March 31, 2013, we reported an increase in net ultimate loss estimates for accident years 2012 and prior of $3.6 million, or 0.3% of $1.1 billion of beginning net loss and LAE reserves at December 31, 2012. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2013 that differed from the projected activity. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2012	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at March 31, 2013

Workers' Compensation	$448,591	$54,142	$(1,170)	$52,972	$1,748	$49,268	$51,016	$450,547
Residual Markets	18,451	4,295	(324)	3,971	1,012	773	1,785	20,637
Commercial Multiple Peril / General Liability	427,296	38,235	2,848	41,083	692	33,219	33,911	434,468
Commercial Automobile	138,705	12,300	3,871	16,171	1,941	22,742	24,683	130,193
Other	41,032	9,204	(1,585)	7,619	1,536	14,919	16,455	32,196
Net Reserves	1,074,075	$118,176	$3,640	$121,816	$6,929	$120,921	$127,850	1,068,041
Reinsurance Recoverable	381,905							419,864
Consolidated	$1,455,980							$1,487,905

The following table shows the re-estimated December 31, 2012 held reserves by line as of March 31, 2013 (in thousands):

Line of Business	Reserves at December 31, 2012	Re-estimated Reserves for December 31, 2012 at March 31, 2013	Development as a Percentage of Prior Year Reserves

Workers' Compensation	$448,591	$447,421	-0.3%
Commercial Multiple Peril / General Liability	427,296	430,144	0.7%
Commercial Automobile	138,705	142,576	2.8%
Other	41,032	39,447	-3.9%
Sub-total	1,055,624	1,059,588	0.4%
Residual Markets	18,451	18,127	-1.8%
Total Net Reserves	$1,074,075	$1,077,715	0.3%

Workers’ Compensation Excluding Residual Markets

The net ultimate loss estimates for accident years 2012 and prior in the workers' compensation line of business decreased $1.2 million, or 0.3%. This was driven primarily by a decrease of $941,000 in 2009 related to a California and a New England program.  An increase of $5.0 million in 2011 was offset by a decrease of $5.0 million in 2012.  The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril / General Liability

The net ultimate loss estimates for accident years 2012 and prior in the commercial multi-peril/general liability line of business increased $2.8 million, or 0.7%. This was driven primarily by increases of $703,000, $1.1 million, and $1.5 million in accident years 2009, 2008 and 2006, respectively.  This increase was primarily due to an excess liability program.  This increase was partially offset by a decrease of $510,000 in accident year 2011.  This decrease was related to an excess liability program.  The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The $3.9 million increase, or 2.8%, in net ultimate loss estimates for the commercial automobile line of business increased $2.1 million, $809,000, and $599,000 in accident years 2012, 2010, and 2004, respectively.  This increase was from an excess liability program and two other commerical automobile programs.  The increase in net ultimate loss estimates was partially offset by a decrease of $671,000 in accident year 2009.  This decrease was related to smaller movements in several programs.  The change in ultimate loss estimates for all other accident years was insignificant.

Other

The $1.6 million decrease, or 3.9%, in net ultimate loss estimates in other lines of business is primarily from a decrease of $1.7 million in accident year 2012.  This decrease was related to a habitational program and a professional liability program.  The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $324,000, or 1.8% of net reserves. This decrease reflects reductions in the net ultimate loss estimates for various accident years.  We record loss reserves as reported by the NCCI, plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the ordinary dividend available that can be paid from the Insurance Company Subsidiaries during 2013 is $42.6 million without prior regulatory approval. Of this $42.6 million, no ordinary dividends have been declared and paid as of March 31, 2013. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $126.3 million of extraordinary dividends in 2013, subject to prior regulatory approval. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and A.M. Best’s Capital Adequacy Ratio. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were zero and $12.5 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.1 to 1.0 and 1.5 to 1.0, respectively.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees.  These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $3.3 million for the three months ended March 31, 2013.

We have a revolving credit facility of $100.0 million. As of March 31, 2013, we had $20.0 million outstanding balance under our revolving credit facility and $0.5 million in letters of credit issued.  The undrawn portion of the revolving credit facility, which was $79.5 million as of March 31, 2013, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Because of our Insurance Company Subsidiaries’ membership in the FHLBI, we have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity.  As of March 31, 2013, we had borrowed $30.0 million from the FHLBI. The proceeds were used to fund purchases of high quality bonds with maturities that match the maturity of the FHLBI credit facility. Due to the low cost of the FHLBI funding, we expect to generate returns in excess of its cost of borrowing under this strategy. We have the ability to increase our borrowing capacity through additional investments in FHLBI and pledging additional securities. As of December 31, 2012, we had $30.0 million of borrowings outstanding from the FHLBI.

Cash flow provided by operations was $2.6 million and $38.3 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in operating cash flows reflects a net cash outflow from the quota share treaty that was entered into during the fourth quarter of 2012 as well as a reduction in cash from underwriting activities. We maintain a strong balance sheet with diversified geographic risks, high quality reinsurance, and a high quality investment portfolio.

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

Credit Facilities, Debentures, and Cash Convertible Senior Notes

Refer to Note 4 ~ Debt of the Notes to the Consolidated Financial Statements, for additional information specific to our credit facilities, debentures, and the Notes.

Investment Portfolio

As of March 31, 2013 and December 31, 2012, the recorded values of our investment portfolio, including cash and cash equivalents, were both $1.7 billion.

In general, we believe our overall investment portfolio is conservatively invested.  The effective duration of the investment portfolio at March 31, 2013, is 5.2 years, compared to 5.0 years at March 31, 2012.  Our pre-tax book yield, excluding cash and cash equivalents was 3.3%, compared to 4.1% in 2012.  The  tax equivalent yield, excluding cash and cash equivalents was 3.8%, compared to 4.8% in 2012.  Approximately 99.7% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

Refer to Note 7 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commitments

On March 18, 2013, the Company issued $100.0 million of 5.0% cash convertible senior notes, which mature on March 15, 2020.  As a result of the issuance of the cash convertible notes, as of March 31, 2013, the total debt (including debentures) of the Company and its non-regulated subsidiaries was $245.0 million, and the payments due in more than five years increased to $180.9 million.  For additional information regarding the cash convertible notes, refer to Note 4 ~ Debt of the Notes to the Consolidated Financial Statements.  For the three months ended March 31, 2013, there were no other material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of March 31, 2013.  Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest Rate Risk

Interest rate risk is managed within the context of an asset and liability management strategy for which the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus.  The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years.  At March 31, 2013, our fixed income portfolio had an effective duration of 5.2 years, compared to 5.1 years at December 31, 2012.

At March 31, 2013, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.6 billion.  Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income.  These investments comprise 4.8% of our investment portfolio.

Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds.  We continue to increase our holdings of tax-exempt securities based on our desire to maximize after-tax investment income.  For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2012. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,562,567	$1,496,953	$1,419,664
Yield to Maturity or Call	1.3%	2.0%	3.0%
Effective Duration	5.1	5.2	5.3

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates.  Thus, our interest expense on these debentures is directly correlated to market interest rates.  At March 31, 2013 and December 31, 2012, we had outstanding debentures of $80.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates.  Thus, our interest expense on our term loan is directly correlated to market interest rates.  At March 31, 2013, we had an outstanding balance on our term loan of $27.0 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $270,000.  At December 31, 2012 we had an outstanding balance on our term loan of $28.5 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $285,000.

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

In addition, our revolving line of credit under which we can borrow up to $100.0 million is subject to variable interest rates.  Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates.  At March 31, 2013 and December 31, 2012, we had a $20.0 million outstanding balance on our line of credit. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $200,000.  In addition, at March 31, 2013 and December 31, 2012, $0.5 million in letters of credit had been issued.

Equity Risk

Equity risk is the risk that we may incur economic losses due to adverse changes in equity prices.  Our equity securities are classified as available for sale in accordance with GAAP and carried on the balance sheet at fair value.  Our outside investment managers are constantly reviewing the financial health of these issuers.  In addition, we perform periodic reviews of these issuers.

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

As of March 31, 2013, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended March 31, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 9 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2013, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and our other filings with the Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

The following documents are filed as part of this Report:

Exhibit
No.	Description

4.1	Indenture, dated as of March 18, 2013, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.1
Amendment No. 1, dated as of March 12, 2013, to the Credit Agreement, dated as of August 29, 2012, by and among the Company, as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and KeyBank, N.A., as Syndication Agents, J.P. Morgan Securities, LLC, as the Sole Bookrunner and Sole Lead Arranger, and the other lenders party thereto (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.2
Convertible note hedge transaction confirmation, dated as of March 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.3
Letter Agreement, dated as of March 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.4
Convertible note hedge transaction confirmation, dated as of March 12, 2013, by and between Bank of America, N.A. and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.5	Letter Agreement, dated as of March 14, 2013, by and between Bank of America, N.A. and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.6
Warrant transaction confirmation, dated as of March 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.7
Warrant transaction confirmation, dated as of March 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.8	Warrant transaction confirmation, dated March 12, 2013, by and between Bank of America, N.A. and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.9	Warrant transaction confirmation, dated as of March 14, 2013, by and between Bank of America, N.A. and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.

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
Senior Vice President and
Chief Financial Officer

Dated:   May 10, 2013

EXHIBITS INDEX

Exhibit
No.	Description

4.1	Indenture, dated as of March 18, 2013, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.1
Amendment No. 1, dated as of March 12, 2013, to the Credit Agreement, dated as of August 29, 2012, by and among the Company, as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and KeyBank, N.A., as Syndication Agents, J.P. Morgan Securities, LLC, as the Sole Bookrunner and Sole Lead Arranger, and the other lenders party thereto (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.2
Convertible note hedge transaction confirmation, dated as of March 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.3
Letter Agreement, dated as of March 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.4
Convertible note hedge transaction confirmation, dated as of March 12, 2013, by and between Bank of America, N.A. and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.5	Letter Agreement, dated as of March 14, 2013, by and between Bank of America, N.A. and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.6
Warrant transaction confirmation, dated as of March 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.7
Warrant transaction confirmation, dated as of March 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.8	Warrant transaction confirmation, dated March 12, 2013, by and between Bank of America, N.A. and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

10.9	Warrant transaction confirmation, dated as of March 14, 2013, by and between Bank of America, N.A. and the Company (incorporated by reference from Current Report on Form 8-K filed on March 12, 2013).

31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Senior Vice President and Chief Financial Officer of the Corporation.

101	Interactive Data File