Form 10-Q
period 2013-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2013-08-14
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 12, 2013, was 49,887,200.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30,

	2013	2012
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$264,853	$248,581
Ceded	(89,072)	(37,278)
Net earned premiums	175,781	211,303
Net commissions and fees	8,539	8,552
Net investment income	11,768	13,683
Realized gains:
Total other-than-temporary impairments on securities	-	-
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	-
Net realized gains excluding other-than-temporary impairments on securities	2,869	1,567
Net realized gains	2,869	1,567
Total revenues	198,957	235,105

Expenses
Losses and loss adjustment expenses	200,807	196,976
Reinsurance recoveries	(55,436)	(31,218)
Net losses and loss adjustment expenses	145,371	165,758
Policy acquisition and other underwriting expenses	58,450	68,993
General, selling and administrative expenses	5,901	6,327
General corporate expenses	760	758
Amortization expense	1,038	1,307
Goodwill impairment expense	115,397	-
Interest expense	3,653	2,033
Total expenses	330,570	245,176
Loss before taxes and equity earnings	(131,613)	(10,071)
Federal and state income tax benefit	(17,604)	(1,782)
Equity earnings of affiliates, net of tax	945	562
Equity earnings (losses) of unconsolidated subsidiaries, net of tax	6	(5)
Net loss	$(113,058)	$(7,732)

Losses Per Share
Basic	$(2.27)	$(0.15)
Diluted	$(2.27)	$(0.15)

Weighted average number of common shares
Basic	49,887,200	50,251,591
Diluted	49,887,200	50,251,591

Dividends paid per common share	$0.02	$0.05

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30,

	2013	2012
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$529,195	$476,027
Ceded	(182,826)	(71,909)
Net earned premiums	346,369	404,118
Net commissions and fees	18,173	17,517
Net investment income	22,908	27,415
Realized gains:
Total other-than-temporary impairments on securities	-	-
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	-
Net realized gains excluding other-than-temporary impairments on securities	3,185	2,299
Net realized gains	3,185	2,299
Total revenues	390,635	451,349

Expenses
Losses and loss adjustment expenses	392,781	358,495
Reinsurance recoveries	(125,594)	(59,990)
Net losses and loss adjustment expenses	267,187	298,505
Policy acquisition and other underwriting expenses	109,055	132,106
General, selling and administrative expenses	11,924	12,666
General corporate expenses	2,276	2,131
Amortization expense	2,109	2,723
Goodwill impairment expense	115,397	-
Interest expense	5,850	4,010
Total expenses	513,798	452,141
Loss before taxes and equity earnings	(123,163)	(792)
Federal and state income tax (benefit) expense	(15,768)	73
Equity earnings of affiliates, net of tax	1,383	1,250
Equity losses of unconsolidated subsidiaries, net of tax	36	(13)
Net (loss) income	$(105,976)	$372

(Losses) Earnings Per Share
Basic	$(2.13)	$0.01
Diluted	$(2.13)	$0.01

Weighted average number of common shares
Basic	49,855,716	50,583,368
Diluted	49,855,716	50,583,368

Dividends paid per common share	$0.04	$0.10

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended June 30,

	2013	2012
	(Unaudited)
	(In thousands)
Net loss	$(113,058)	$(7,732)
Other comprehensive loss, net of tax:
Unrealized (losses) gains on securities	(32,487)	7,325
Unrealized gains in affiliates and unconsolidated subsidiaries	50	16
Increase on non-credit other-than-temporary impairments on securities	-	34
Net deferred derivative gains (losses) - hedging activity	2,233	(413)
Less reclassification adjustment for investment gains included in net income	(1,890)	(1,070)
Other comprehensive (losses) gains, net of tax	(32,094)	5,892
Comprehensive loss	$(145,152)	$(1,840)

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Six Months Ended June 30,

	2013	2012
	(Unaudited)
	(In thousands)
Net (loss) income	$(105,976)	$372
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities	(35,269)	6,908
Unrealized gains in affiliates and unconsolidated subsidiaries	62	165
Increase on non-credit other-than-temporary impairments on securities	-	292
Net deferred derivative gains (losses) - hedging activity	3,038	(113)
Less reclassification adjustment for investment gains included in net income	(2,077)	(1,532)
Other comprehensive (loss) gains, net of tax	(34,246)	5,720
Comprehensive (loss) income	$(140,222)	$6,092

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,431,965 and $1,211,794)	$1,445,076	$1,286,807
Equity securities available for sale, at fair value (cost of $101,625 and $20,389)	108,723	22,661
Cash and cash equivalents	118,048	342,124
Accrued investment income	13,966	11,167
Premiums and agent balances receivable, net	218,191	208,743
Reinsurance recoverable on:
Paid losses	22,432	13,612
Unpaid losses	445,100	381,905
Prepaid reinsurance premiums	100,735	143,180
Deferred policy acquisition costs	54,904	45,417
Deferred income taxes, net	42,057	10,929
Goodwill	5,644	121,041
Other intangible assets	26,155	28,264
Other assets	131,865	97,424
Total assets	$2,732,896	$2,713,274

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,531,849	$1,455,980
Unearned premiums	411,974	439,418
Debt	162,975	78,500
Debentures	80,930	80,930
Accounts payable and accrued expenses	28,360	29,190
Funds held and reinsurance balances payable	54,290	49,622
Payable to insurance companies	3,926	5,641
Other liabilities	39,126	15,714
Total liabilities	2,313,430	2,154,995

Shareholders' Equity
Common stock, $0.01 par value; authorized 75,000,000 shares; 49,887,200 and 49,776,011 shares issued and outstanding	499	505
Additional paid-in capital	276,024	272,472
Retained earnings	129,223	237,351
Note receivable from officer	(722)	(737)
Accumulated other comprehensive income	14,442	48,688
Total shareholders' equity	419,466	558,279
Total liabilities and shareholders' equity	$2,732,896	$2,713,274

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited, In thousands)
Balances December 31, 2012	$505	$272,472	$237,351	$(737)	$48,688	$558,279
Net loss	-	-	(105,976)	-	-	(105,976)
Dividends declared	-	-	(1,995)	-	-	(1,995)
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	(37,192)	(37,192)
Change in valuation allowance on deferred tax assets	-	-	-	-	(154)	(154)
Net deferred derivative gain - hedging activity	-	-	-	-	3,038	3,038
Stock award	1	190	-	-	-	191
Long term incentive plan; stock award for 2012 and 2013 plan years	-	212	-	-	-	212
Change in investment of affiliates, net of tax	-	-	-	-	33	33
Change in investment of unconsolidated subsidiaries	-	-	-	-	29	29
Stock warrant issuance	-	3,023	-	-	-	3,023
Other reclass	(7)	127	(157)	-	-	(37)
Note receivable from officer	-	-	-	15	-	15
Balances June 30, 2013	$499	$276,024	$129,223	$(722)	$14,442	$419,466

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

	2013	2012
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net (loss) income	$(105,976)	$372
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of other intangible assets	2,109	2,723
Amortization of deferred debenture issuance costs	63	63
Impairment of goodwill	115,397	-
Depreciation of furniture, equipment, and building	2,384	2,821
Net amortization of discount and premiums on bonds	5,270	2,990
Accretion of issued debt/original issue discount	417	-
Amortization of capitalized convertible note fees	118	-
Gain on sale of investments	(3,195)	(2,356)
Gain on sale of fixed assets	(44)	(44)
Long-term incentive plan expense	212	106
Stock award	191	194
Equity earnings of affiliates, net of taxes	(1,383)	(1,250)
Equity (earnings) losses of unconsolidated subsidiaries, net of tax	(36)	13
Deferred income tax expense (benefit)	(13,053)	(2,075)
Goodwill adjustment	-	(249)
Write-off of book of business	-	123
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agent balances receivable	(9,448)	(33,325)
Reinsurance recoverable on paid and unpaid losses	(72,015)	(36,395)
Prepaid reinsurance premiums	42,445	(3,924)
Deferred policy acquisition costs	(9,487)	(6,087)
Other assets	(20,530)	(3,561)
Increase (decrease) in:
Losses and loss adjustment expenses	75,869	106,025
Unearned premiums	(27,444)	38,010
Payable to insurance companies	(1,715)	1,738
Funds held and reinsurance balances payable	4,668	8,361
Other liabilities	13,684	(1,233)
Total adjustments	104,477	72,668
Net cash (used in) provided by operating activities	(1,499)	73,040
Cash Flows From Investing Activities
Purchase of debt securities available for sale	(334,138)	(169,329)
Proceeds from sales and maturities of debt securities available for sale	109,397	69,247
Purchase of equity securities available for sale	(93,641)	-
Proceeds from sales of equity securities available for sale	14,240	2,506
Capital expenditures	(764)	(958)
Other investing activities	228	(4,367)
Net cash used in investing activities	(304,678)	(102,901)
Cash Flows From Financing Activities
Proceeds from line of credit	-	10,000
Proceeds from FHLB advance	-	30,000
Payments on term loan	(3,000)	(7,375)
Proceeds from convertible senior notes	96,324	-
Payments for convertible senior notes hedge	(12,942)	-
Proceeds from issuance of warrants	3,023	-
Book overdrafts	676	197
Dividends paid on common stock	(1,995)	(5,057)
Share repurchases	-	(11,517)
Other financing activities	15	15
Net cash provided by financing activities	82,101	16,263
Net decrease in cash and cash equivalents	(224,076)	(13,598)
Cash and cash equivalents, beginning of period	342,124	101,757
Cash and cash equivalents, end of period	$118,048	$88,159
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,590	$3,695
Net income taxes paid (1)	$1,165	$3,476
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock-based employee compensation	$191	$194

(1) Tax return refunds were received in first quarter of 2013 and 2012 for $3,067 and $475, respectively.

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company” or “Meadowbrook”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company (“Savers”), Williamsburg National Insurance Company (“Williamsburg”), and Ameritrust Insurance Corporation (“Ameritrust”). The consolidated financial statements also include Meadowbrook, Inc., Crest Financial Corporation, and their respective subsidiaries. In addition, the consolidated financial statements include ProCentury Corporation (“ProCentury”) and its wholly owned subsidiaries. ProCentury’s wholly owned subsidiaries consist of Century Surety Company (“Century”) and its wholly owned subsidiary ProCentury Insurance Company (“PIC”). In addition, ProCentury Risk Partners Insurance Company, Ltd., is a wholly owned subsidiary of ProCentury. Star, Savers, Williamsburg, Ameritrust, Century, and PIC are collectively referred to as the Insurance Company Subsidiaries.

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the results expected for the full year. In addition, certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation as a result of adopting the new Accumulated Other Comprehensive guidance noted below.

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

Income Taxes

As of June 30, 2013 and December 31, 2012, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Investments

The cost or amortized cost, gross unrealized gains, losses, non-credit other-than-temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI	Fair Value
Debt Securities:
U.S. Government and agencies	$24,438	$670	$(159)	$-	$24,949
Obligations of states and political subs	741,419	28,203	(19,807)	-	749,815
Corporate securities	484,266	16,013	(12,257)	-	488,022
Redeemable preferred stocks	854	362	-	-	1,216
Residential mortgage-backed securities	131,759	2,744	(3,441)	-	131,062
Commercial mortgage-backed securities	33,357	1,007	(944)	-	33,420
Other asset-backed securities	15,872	745	(25)	-	16,592
Total debt securities available for sale	1,431,965	49,744	(36,633)	-	1,445,076
Equity Securities:
Perpetual preferred stock	6,007	1,393	-	-	7,400
Common stock	95,618	6,837	(1,132)	-	101,323
Total equity securities available for sale	101,625	8,230	(1,132)	-	108,723
Total securities available for sale	$1,533,590	$57,974	$(37,765)	$-	$1,553,799

	December 31, 2012
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI	Fair Value
Debt Securities:
U.S. Government and agencies	$26,788	$918	$(22)	$-	$27,684
Obligations of states and political subs	587,276	43,124	(1,427)	-	628,973
Corporate securities	482,290	25,569	(858)	-	507,001
Redeemable preferred stocks	1,743	436	-	-	2,179
Residential mortgage-backed securities	73,530	4,393	(41)	-	77,882
Commercial mortgage-backed securities	33,732	1,800	-	-	35,532
Other asset-backed securities	6,435	1,125	(4)	-	7,556
Total debt securities available for sale	1,211,794	77,365	(2,352)	-	1,286,807
Equity Securities:
Perpetual preferred stock	6,930	1,578	-	-	8,508
Common stock	13,459	901	(207)	-	14,153
Total equity securities available for sale	20,389	2,479	(207)	-	22,661
Total securities available for sale	$1,232,183	$79,844	$(2,559)	$-	$1,309,468

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Unrealized gains	$57,974	$79,844
Unrealized losses	(37,765)	(2,559)
Non-credit OTTI	-	-
Net unrealized gains	20,209	77,285
Deferred federal income tax expense	(7,073)	(26,957)
Net unrealized gains on investments, net of deferred federal income taxes	$13,136	$50,328

Net realized gains (losses including OTTI) on securities, for the three months and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Realized gains (losses):
Debt securities:
Gross realized gains	$1,500	$1,328	$1,530	$1,994
Gross realized losses	(162)	(21)	(170)	(33)
Total debt securities	1,338	1,307	1,360	1,961
Equity securities:
Gross realized gains	1,570	338	1,845	395
Gross realized losses	(1)	-	(10)	-
Total equity securities	1,569	338	1,835	395
Net realized gains	$2,907	$1,645	$3,195	$2,356

OTTI included in realized losses on securities above	$-	$-	$-	$-

Proceeds from the sales of debt and equity securities available for sale were $69.7 million and $9.6 million for the three months ended June 30, 2013 and 2012, respectively. Proceeds from the sales of debt and equity securities available for sale were $76.2 million and $20.4 million for the six months ended June 30, 2013 and 2012, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2013, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$43,167	$43,678
Due after one year through five years	371,017	383,473
Due after five years through ten years	627,935	635,550
Due after ten years	208,858	201,301
Mortgage-backed securities, collateralized obligations and asset-backed securities	180,988	181,074
	$1,431,965	$1,445,076

Net investment income for the three months and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net Investment Income Earned From:
Debt securities	$11,016	$13,507	$21,704	$26,800
Equity securities	930	370	1,550	876
Cash and cash equivalents	199	143	393	417
Total gross investment income	12,145	14,020	23,647	28,093
Less investment expenses	377	337	739	678
Net investment income	$11,768	$13,683	$22,908	$27,415

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company reviewed its investment portfolio in relation to its OTTI policy and determined that the Company did not record a credit related OTTI loss or recognize a non-credit related OTTI loss in other comprehensive income for the three months and six months ended June 30, 2013 and 2012.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	June 30, 2013
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	8	$8,325	$(159)	-	$-	$-	8	$8,325	$(159)
Obligations of states and political subs	111	324,046	(19,807)	-	-	-	111	324,046	(19,807)
Corporate securities	133	285,814	(12,257)	-	-	-	133	285,814	(12,257)
Redeemable preferred stocks	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	13	85,963	(3,440)	1	23	(1)	14	85,986	(3,441)
Commercial mortgage-backed securities	6	13,093	(944)	-	-	-	6	13,093	(944)
Other asset-backed securities	2	4,369	(25)	-	-	-	2	4,369	(25)
Total debt securities	273	721,610	(36,632)	1	23	(1)	274	721,633	(36,633)
Equity Securities:
Perpetual preferred stock	-	-	-	-	-	-	-	-	-
Common stock	33	17,635	(766)	2	4,514	(366)	35	22,149	(1,132)
Total equity securities	33	17,635	(766)	2	4,514	(366)	35	22,149	(1,132)
Total securities	306	$739,245	$(37,398)	3	$4,537	$(367)	309	$743,782	$(37,765)

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

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of December 31, 2012	$(156)
Additional credit impairments on:
Previously impaired securities	-
Securities for which an impairment was not previously recognized	-
Reductions	156
Balance as of June 30, 2013	$-

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 1 – Valuations that are based on unadjusted quoted prices in active markets for identical securities. The fair value of exchange-traded preferred and common equities, and mutual funds included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The fair value measurements that were based on Level 1 inputs comprise 7.1% of the fair value of the total investment portfolio.

Level 2 – Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The Level 2 category includes corporate bonds, government and agency bonds, asset-backed, residential mortgage-backed and commercial mortgage-backed securities and municipal bonds. The fair value measurements that were based on Level 2 inputs comprise 92.7% of the fair value of the total investment portfolio.

Level 3 – Valuations that are derived from techniques in which one or more of the significant inputs are unobservable and/or involve management judgment and/or are based on non-binding broker quotes. The fair value measurements that were based on Level 3 inputs comprise 0.2% of the fair value of the total investment portfolio.

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

The Level 3 securities consist of 17 securities totaling $3.7 million or 0.2% of the total investment portfolio. These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip. To fair value these securities, the third party investment manager uses a combination of methods. Non-binding broker/dealer quotes are used on 1 holding. Benchmarking techniques based upon industry sector, rating and other factors are used on 16 holdings.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of June 30, 2013 (in thousands):

		Fair Value Measurements Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Debt Securities:
U.S. Government and agencies	$24,949	$-	$24,949	$-
Obligations of states and political subs	749,815	-	749,815
Corporate securities	488,022		487,063	959
Redeemable preferred stocks	1,216	1,216	-	-
Residential mortgage-backed securities	131,062	-	131,062	-
Commercial mortgage-backed securities	33,420	-	33,241	179
Other asset-backed securities	16,592	-	14,073	2,519
Total debt securities available for sale	1,445,076	1,216	1,440,203	3,657
Equity Securities:
Perpetual preferred stock	7,400	7,183	217	-
Common stock	101,323	101,323	-	-
Total equity securities available for sale	108,723	108,506	217	-
Total securities available for sale	$1,553,799	$109,722	$1,440,420	$3,657
Derivatives:
Derivatives - interest rate swaps	$145	$-	$145	$-
Cash conversion feature of cash convertible notes	(12,967)	-	-	(12,967)
Purchased cash convertible note hedge	12,967	-	-	12,967
Total derivatives	$145	$-	$145	$-

Total securities available for sale and derivatives	$1,553,944	$109,722	$1,440,565	$3,657

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Level 3 available for sale investments and derivatives measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Balance as of December 31, 2012	$5,444

Total gains or losses (realized/unrealized):
Included in earnings	721
Included in other comprehensive income	(476)

Purchases	-
Issuances	-
Settlements	(2,032)

Transfers in and out of Level 3	-
Balance as of June 30, 2013	$3,657

There were no credit losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of a reporting period. During the three months and six months ended June 30, 2013, no transfers into or out of Levels 1, 2 and 3 were required.

NOTE 4 – Debt

Credit Facilities

On August 29, 2012, the Company executed $130.0 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities include a $30.0 million term loan facility and a $100.0 million revolving credit facility.

The term loan facility has a four year term with a $30.0 million borrowing limit, which, subject to certain exceptions, can be increased up to an additional $25.0 million. As of June 30, 2013, the outstanding balance on its term loan facility was $25.5 million. The Company had $20.0 million outstanding under its revolving credit facility as of June 30, 2013, and $0.5 million in letters of credit had been issued as of June 30, 2013. The undrawn portion of the revolving credit facility, which was $79.5 million as of June 30, 2013, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. These Credit Facilities replaced the Company’s former term loan and revolving credit agreement, which were terminated upon the closing of the Credit Facilities. At December 31, 2012, the Company had an outstanding balance of $28.5 million on its term loan and a $20.0 million outstanding balance on its revolving credit facility. There was $0.5 million in letters of credit that had been issued as of December 31, 2012.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The principal amount outstanding under the Credit Facilities provides for interest at either the Alternative Base Rate (“ABR”) or the London interbank offered rate (“LIBOR”). ABR borrowings under the Agreement will bear interest at the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBOR for a one-month period plus 1.0%, in each case, plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. Eurodollar borrowings under the Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty basis points and thirty basis points, based on the Company’s consolidated leverage ratio as defined by the Credit Facilities. At June 30, 2013, the interest rate on the Company’s term loan was 2.72%, which consisted of a weighted fixed rate of 0.72%, plus an applicable margin of 2.00%, as described in Note 5 ~ Derivative Instruments. At June 30, 2013, the interest rate on the Company’s revolving credit facility was 0.31%, plus a 2.00% margin.

The financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth starting at eighty percent of December 31, 2011 consolidated shareholders’ equity, with quarterly increases thereafter of fifty percent of net income (2) minimum Risk Based Capital Ratio for Star of 1.50 to 1.00 and all other Insurance Company Subsidiaries of 1.75 to 1.00, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00, (4) minimum consolidated fixed charge coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.” As of June 30, 2013, the Company was not in compliance with the minimum consolidated net worth and the maximum permitted consolidated leverage ratio covenants as a result of the goodwill impairment recorded in the second quarter of 2013, as described in Note 11 ~ Subsequent Events. Pursuant to the credit agreement, the lenders may take either or both of the following actions related to the non-compliance with the covenants: (i) immediate termination of the loan commitments, and (ii) declaration of the $45.5 million outstanding loans to be due and payable in whole together with accrued interest. As a result of the non-compliance with these covenants, the Company is currently in discussions with the lending group to amend the loan agreements that may include obtaining a waiver and revision of the financial covenants. While the Company remains in discussions with the lending group, the Company has not obtained, and there can be no assurance that the Company will obtain such an amendment.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FHLBI

During 2011, several of the Insurance Company Subsidiaries (Star, Williamsburg and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates providing a source of liquidity. As of June 30, 2013, the Company had borrowed $30.0 million from the FHLBI after pledging as collateral residential mortgage-backed securities (“RMBS”) having a carrying value of $45.6 million, and making a FHLBI common stock investment of approximately $1.6 million. The Company has the ability to increase its borrowing capacity through purchasing additional investments in FHLBI and pledging additional securities. The Company retains all the rights regarding the collateralized RMBS.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at June 30, 2013 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.32%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.28%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.47%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.85%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.28%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.38%	10,000
					Total	$80,930

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

Due to the bifurcation, the debt component reflects an original issue discount (“OID”) of $12.9 million. The OID and deferred issuance costs of $3.7 million will be amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the OID, the Notes’ effective interest rate is 7.4%. Interest expense, including amortization of deferred issuance costs, recognized on the Notes was $1.7 million and $2.0 million for the three and six months ended June 30, 2013, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the amounts recorded for the debt component of the Notes as of June 30, 2013 (in thousands):

Outstanding principal	$100,000
Unamortized OID	(12,525)
Total debt component	$87,475

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at June 30, 2013

6/30/2013	6/30/2023	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	6.340%	$10,000
4/29/2013	4/29/2023	Senior debentures	Three-month LIBOR, plus 4.00%	6.250%	13,000
9/28/2012	8/30/2016	Term loan (1)	Three-month LIBOR	0.724%	25,500
8/15/2008	8/15/2013	Junior subordinated debentures (2)(3)	Three-month LIBOR	3.780%	10,000
9/4/2008	9/4/2013	Junior subordinated debentures (2)(3)	Three-month LIBOR	3.790%	15,000
9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000
				Total	$105,500

(1) The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. The Company fixed only the variable interest portion of the loan. The actual interest payments associated with the term loan also include an additional rate of 2.00% in accordance with the Credit Facilities.

(2) During the quarter ended June 30, 2012, the Company entered into forward starting interest rate swaps. The swaps will replace the identified interest rate swap, upon their expiration in 2013. The fixed rates on the forward starting interest rate swaps are approximately 150 basis points less than the fixed rates on the current swaps in place. Additionally, the forward starting interest rate swaps will expire ten years from the effective date.

(3) The Company fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended June 30, 2013 and 2012, was approximately $0.6 million and $0.7 million, respectively. The net interest expense incurred for the six months ended June 30, 2013 and 2012, was approximately $1.3 million and $1.5 million, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2013 and December 31, 2012, the total fair value of the interest rate swaps were unrealized gains (losses) of $0.1 million and ($4.5 million), respectively. At June 30, 2013 and December 31, 2012, accumulated other comprehensive income included accumulated gain (loss) on the cash flow hedge, net of taxes, of approximately $0.1 million and ($2.9 million), respectively.

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

NOTE 6 – Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). No restricted stock awards were issued in 2012 or 2013. The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. The Company recorded approximately $82,000 of restricted stock awards compensation expense for both the three months ended June 30, 2013 and 2012, respectively. The Company recorded approximately $164,000 and $128,000 of restricted stock awards compensation expense for the six months ended June 30, 2013 and 2012, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 13, 2013, and February 23, 2012 the Company issued 2,400 and 1,500 non-restricted stock awards, respectively, to members of the Board of Directors, which vested immediately. The Company recorded zero non-restricted stock awards compensation expense for the three months ended June 30, 2013 and 2012, respectively. The Company recorded approximately $137,000 and $148,500 of non-restricted stock awards compensation expense for the six months ended June 30, 2013 and 2012, respectively.

NOTE 7 – Shareholders’ Equity

At June 30, 2013, shareholders’ equity was $419.5 million, or a book value of $8.41 per common share, compared to $558.3 million, or a book value of $11.22 per common share, at December 31, 2012. The decrease in shareholders’ equity from year end primarily relates to the goodwill impairment expense that was recorded in the three months ended June 30, 2013, as described in Note 11 ~ Subsequent Events.

On October 28, 2011, the Company’s Board of Directors approved a Share Repurchase Plan authorizing management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. For the three months and six months ended June 30, 2013, there were no share repurchases. For the three months and six months ended June 30, 2012, the Company purchased and retired approximately 0.7 million and 1.3 million shares of common stock for a total cost of approximately $6.5 million and $11.5 million, respectively.

For the six months ended June 30, 2013, the Company paid dividends to its common shareholders of $2.0 million. For the six months ended June 30, 2012, cash dividends paid to common shareholders totaled $5.1 million.

On July 26, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend is payable on August 26, 2013, to shareholders of record as of August 12, 2013. In addition, so long as the Company is in default under its Credit Facilities, it is prohibited by the terms thereof from paying any dividends without breaching the Credit Facilities. Refer to Note 4 ~ Debt, for additional information specific to the Company’ financial covenants.

When evaluating the declaration of a dividend, the Company’s Board of Directors considers a variety of factors, including but not limited to, cash flow, liquidity needs, results of operations, industry conditions, regulatory constraints related to the Insurance Company Subsidiaries, and our overall financial condition. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its Insurance Company Subsidiaries.

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months and six months ended June 30 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(113,058)	$(7,732)	$(105,976)	$372

Common shares:
Basic
Weighted average shares outstanding	49,887,200	50,251,591	49,855,716	50,583,368

Diluted
Weighted average shares outstanding	49,887,200	50,251,591	49,855,716	50,583,368
Dilutive effect of:
Share awards under long term incentive plan	-	-	-	-
Total	49,887,200	50,251,591	49,855,716	50,583,368

Net (loss) income per common share
Basic	$(2.27)	$(0.15)	$(2.13)	$0.01
Diluted	$(2.27)	$(0.15)	$(2.13)	$0.01

NOTE 9 – Commitments and Contingencies

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy of insurance at issue, errors and omissions insurance, extra-contractual coverage under the reinsurance treaty related to the policy of insurance at issue or other appropriate insurance. In terms of any retentions or deductibles associated with such insurance, the Company has established accruals for such retentions or deductibles, when necessary, based upon current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable, then an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets. Period expenses related to the defense of such claims are included in the accompanying consolidated statements of income. Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters. On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is a party to will have a material adverse effect on the Company’s financial condition.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other than with regard to the arbitration described below, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already accrued for these matters, if any, has been incurred. However, the ultimate resolutions of these matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of the above-mentioned matters.

Legal Proceedings

Arbitration

The Company purchased a three year underlying per occurrence excess of loss reinsurance agreement (the “Retention Buy Down Treaty”) reinsuring the Company’s statutory workers’ compensation business for the period of January 1, 1999 through January 1, 2002.  Under the Retention Buy Down Treaty, the Company has ceded losses to the reinsurer of approximately $42.6 million. The Company was also a party to an unrelated excess of loss treaty with another reinsurer for its workers compensation business covering the same periods (the “Excess of Loss Treaty”). Under the Excess of Loss Treaty, the Company’s retention was $250,000 per occurrence. The Company purchased the Retention Buy Down Treaty in order to reduce its $250,000 existing retention to $100,000. In approximately 2008, a dispute arose between the parties as to how the Retention Buy Down Treaty applied to certain ceded losses. When the Company and the Reinsurer could not come to a mutual understanding, the Company initiated arbitration proceedings. On July 23, 2013, the Arbitration Panel issued an interim final award finding that the Retention Buy Down Treaty did not include certain ceded losses that the Company believed were subject to the Retention Buy Down Treaty.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the arbitration, the reinsurer sought from the Company an award of $1.6 million. This amount reflected the difference between what the Company claimed was due from the reinsurer ($2.9 million) and what the reinsurer claimed it was due back from the Company ($4.5 million). The panel awarded the reinsurer $1.6 million, and $2.0 million in interest, plus attorney’s fees. Based upon the panel’s interpretation of the Retention Buy Down Treaty, the Company was required to reverse certain of its ceded incurred losses due from the reinsurer. The Company recorded this change in ceded incurred losses during the second quarter of 2013. Notwithstanding the Panel’s netting of the outstanding balances, the panel requested the Company submit additional documentation listing all programs covered by the Retention Buy Down Treaty and the Company's retained limit for each program. The Company will be submitting additional documentation to the panel. The reinsurer will be allowed to respond, as well as submit its claim for attorney fees. The Company continues to explore all of its legal remedies as allowed by law. Resolution of this matter is inherently unpredictable. Given the inherent uncertainty surrounding the conclusion of this proceeding, an adverse outcome in this matter could have a material impact on our results of operations or cash flows on a particular quarter or annual period. At this time, an estimate of possible loss or range of loss cannot be made. The $1.6 million and the interest of $2.0 million were expensed by the Company during the second quarter and an estimate for the attorney fee portion of the award was also reserved for by the Company in the second quarter of 2013 in an amount that would fully pay the attorney fee request of the reinsurer.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Accumulated Other Comprehensive Income

The Company’s comprehensive income includes net earnings plus unrealized gain or loss on available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the income statement, we used a 35 percent tax rate. The following table illustrates the amounts reclassified from accumulated other comprehensive income:

Reclassifications out of accumulated other comprehensive income: Three Months Ended June 30, 2013 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$2,907	Net realized gains
	(1,017)	Tax expense
	$1,890	Net of tax

Reclassifications out of accumulated other comprehensive income: Three Months Ended June 30, 2012 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$1,645	Net realized gains
	(575)	Tax expense
	$1,070	Net of tax

Reclassifications out of accumulated other comprehensive income: Six Months Ended June 30, 2013 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$3,195	Net realized gains
	(1,118)	Tax expense
	$2,077	Net of tax

Reclassifications out of accumulated other comprehensive income: Six Months Ended June 30, 2012 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$2,356	Net realized gains
	(824)	Tax expense
	$1,532	Net of tax

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Subsequent Events

Adverse Reinsurance Arbitration Award

On July 23, 2013, the Company was notified of an adverse interim final award in a reinsurance arbitration against it on ceded losses that relate to a reinsurance treaty in place for the 1999 to 2001 policy periods, a provision for these ceded losses was recorded as a $5.2 million allowance for ceded recoverables. With an accrual for other items of approximately $2.9 million, the total pre-tax impact was $8.2 million and the after-tax impact was $5.3 million, or $0.11 per diluted share. This subsequent event was recorded in the second quarter 2013 financial statements. Refer to Note 9 ~ Commitments and Contingencies, for additional information specific to the arbitration award.

A.M. Best Downgrades the Company’s Financial Strength Rating

On August 2, 2013, A.M. Best Company (“A.M. Best”) , insurance industry rating agency, lowered Meadowbrook’s issuer credit rating, as well its financial strength ratings and downgraded the Company’s Insurance Company Subsidiaries’ financial strength rating from “A-” (Excellent) with a “negative” outlook to “B++” (Good) with a “stable” outlook. The Company cannot make an estimate of the financial effect to the Company as a result of the A.M. Best downgrades.

 Agreement to Provide “A” Rated Policy Insurance Solution

On August 4, 2013, the Company’s Insurance Company Subsidiaries entered into agreements with State National Insurance Company and its affiliates, which will provide the Company’s Insurance Company Subsidiaries the use of an “A” rated policy insurance company for a portion of its business where an “A” rated policy issuer is required. The Company cannot make an estimate of the financial effect to the Company as a result of the agreements.

Goodwill Impairment

The Company evaluates existing goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment is performed at the reporting unit level.

On August 2, 2013, A.M. Best lowered Meadowbrook's issuer credit rating, as well its financial strength ratings and the issuer credit ratings of its Insurance Company Subsidiaries, following the Company’s reported weaker-than-anticipated second-quarter results. These events represented triggering events for potential goodwill impairment. The Company has performed an interim goodwill impairment evaluation as of June 30, 2013, as required under ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill and intangible assets with indefinite lives must be tested for impairment at least once a year or more frequently if management believes indicators of impairment exist. Carrying values are compared with fair values, and if the carrying value exceeds the fair value, the carrying value of the impaired asset or goodwill is reduced to its fair value. The performance of the test requires a two-step process.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Step 1 of the impairment test involves comparing the estimated fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's estimated fair value, the Company performs Step 2 of the goodwill impairment test to determine the amount of impairment, if any. Step 2 of the goodwill impairment test requires comparing the implied fair value of the affected reporting unit's goodwill against the carrying value of that goodwill.

In accordance with accounting guidance, the Company concluded its reporting units to be Specialty Insurance Operations and Agency Operations. The nature of the business and economic characteristics of all agency operations and all Specialty Insurance Operations are similarly based upon, but not limited to, the following; (1) management alignment within each reporting unit, (2) the Company’s Insurance Company Subsidiaries operating under a reinsurance pooling arrangement, and (3) the ability of the Company to leverage its expertise and fixed costs within each reporting unit.

Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments, particularly related to future cash flows, discount rates (including market risk premiums) and market multiples. The fair values of the reporting units were determined using a blend of two commonly used valuation techniques, the market approach and the income approach. The Company gives consideration to both valuation techniques, as either technique can be an indicator of value. For the market approach, the valuations of the reporting units were based on an analysis of price multiples of net income, net book value and net tangible book value. The peer group price multiples used in the analysis were selected based on management’s judgment. For the income approach, the Company estimated value using a discounted cash flow method (“DCF method”). A DCF method was selected to be comparable to what would be used by market participants to estimate fair value. The DCF method incorporated expected future growth rates, terminal value amounts, and the applicable weighted-average cost of capital to discount estimated cash flows. The projections used in the estimate of fair value are consistent with the Company’s forecast and long-range plans.

The Company completed Step 1 of the impairment test and concluded that a potential impairment existed in its Specialty Insurance Operations reporting unit. The Company is in the process of conducting a Step 2 analysis; however, that analysis remains incomplete as of the date of this report due to the complexity of the required calculations. Step 2 involves determining the potential impairment of goodwill as the difference between the carried goodwill and the hypothetical fair value of enterprise less the fair value of the tangible net assets and less the estimation of identifiable intangible assets, such as agent relationships, licenses, trademarks and other intangibles that may not be carried on the books at fair value. Our preliminary analysis indicates that the estimation of the other identifiable intangible assets is greater than the carrying amount of other intangible assets. To the extent this estimation is greater than the carried amount of other intangibles, we are not permitted to write up the other intangibles to fair value. The Company expects to complete the Step 2 analysis during the third quarter of 2013.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Management has reviewed the results of the Step 1 analysis and concluded that an impairment of goodwill exists at June 30, 2013 and has estimated an impairment amount of $115.4 million. This provisional impairment adjustment will be revised, if necessary, during the third quarter of 2013. Management believes any adjustment to this preliminary charge will not be material; however, until such time as the evaluation is complete any potential changes are uncertain.

The non-cash impairment of goodwill of $115.4 million was recorded in the three months ended June 30, 2013.

The following summarizes the carrying amount of goodwill as of June 30, 2013 (in thousands):

	Agency Operations	Specialty Insurance Operations	Total
Balance at April 1, 2013	$5,644	$115,397	$121,041
Goodwill Impairment	-	(115,397)	(115,397)
Balance at June 30, 2013	$5,644	$-	$5,644

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended June 30, 2013 and 2012

Forward-Looking Statements

This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: actual loss and loss adjustment expenses exceeding our reserve estimates; competitive pressures in our business; the failure of any of the loss limitation methods we employ; our ability to secure a waiver from our lenders under our credit agreement in connection with the financial covenant non-compliance described under Note 4 - Debt; a  failure of additional capital to be available or only available on unfavorable terms; our geographic concentration and the business, economic, natural perils, man made perils, and regulatory conditions within our most concentrated region; our ability to appropriately price the risks we underwrite; goodwill impairment risk employed as part of our growth strategy and the anticipated impact of the goodwill impairment charge recognized in the second quarter of 2013; efforts with regard to the review of strategic alternatives; actions taken by regulators, rating agencies or lenders, including the impact of the downgrade by A.M. Best of the Company’s Insurance Company Subsidiaries’ financial strength rating; increased risks or reduction in the level of our underwriting commitments due to market conditions; a failure of our reinsurers to pay losses in a timely fashion, or at all; interest rate changes; continued difficult conditions in the global capital markets and the economy generally; market and credit risks affecting our investment portfolio; liquidity requirements forcing us to sell our investments; a failure to introduce new products or services to keep pace with advances in technology; the new federal financial regulatory reform; our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries; minimum capital and surplus requirements imposed on our Insurance Company Subsidiaries; acquisitions and integration of acquired businesses resulting in operating difficulties, which may prevent us from achieving the expected benefits; our reliance upon producers, which subjects us to their credit risk; loss of one of our core selected producers; our dependence on the continued services and performance of our senior management and other key personnel; our reliance on our information technology and telecommunications systems; managing technology initiatives and obtaining the efficiencies anticipated with technology implementation; a failure in our internal controls; the cyclical nature of the property and casualty insurance industry; severe weather conditions and other catastrophes; the effects of litigation; state regulation; and assessments imposed upon our Insurance Company Subsidiaries to provide funds for failing insurance companies.

For additional information with respect to certain of these and other factors, refer to the Item 1A of Part II Report on Form 10-Q for the first quarter ended June 30, 2013 and subsequent filings made with the United States Securities and Exchange Commission. We are not under any obligation to (and expressly disclaim any obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Through our retail property and casualty agencies, we also generate commission revenue, which represents 2.2% of our total consolidated revenues. Our agencies are located in Michigan, California, Massachusetts, and Florida and produce commercial, personal lines, life and accident and health insurance that is placed primarily with unaffiliated insurance carriers. These agencies are a minimal source of business for our Insurance Company Subsidiaries.

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 8, 2013, are those that we consider to be our critical accounting estimates. For the three months and six months ended June 30, 2013, there have been no material changes in regard to any of our critical accounting estimates.

Non-GAAP Financial Measures

Statutory Surplus

Statutory surplus is a non-GAAP measure with the most directly comparable financial GAAP measure being shareholders’ equity. The following is a reconciliation of statutory surplus to shareholders’ equity:

Meadowbrook Insurance Group, Inc.

Consolidated Statutory Surplus to GAAP Shareholders' Equity
For Six Months Ended June 30, 2013
(In thousands)

Statutory Consolidated Surplus		$498,393

Statutory to GAAP differences:
Deferred policy acquisition costs	54,904
Unrealized gain (loss) on securities available for sale	(114)
Non-admitted assets and other	13,226

Total Statutory to GAAP differences		68,016

Total Non-Regulated Entities		(146,943)
GAAP Consolidated Shareholders' Equity		$419,466

Net Operating (Loss) Income and Net Operating (Loss) Income Per Share

Net operating (loss) income and net operating (loss) income per share are non-GAAP measures that represent net (loss) income excluding net realized gains or loss, net of tax. The most directly comparable financial GAAP measures to net operating (loss) income and net operating (loss) income per share are net (loss) income and net (loss) income per share, respectively. Net operating (loss) income and net operating (loss) income per share are intended as supplemental information and are not meant to replace net (loss) income or net (loss) income per share. Net operating (loss) income and net operating (loss) income per share should be read in conjunction with the GAAP financial results. The following is a reconciliation of net operating (loss) income to net (loss) income, as well as net operating (loss) income per share to net (loss) income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net operating (loss) income	$(115,090)	$(8,752)	$(108,213)	$(1,225)
Net realized gains, net of tax	2,032	1,020	2,237	1,597
Net (loss) income	$(113,058)	$(7,732)	$(105,976)	$372

Diluted earnings per common share:
Net operating (loss) income	$(2.31)	$(0.17)	$(2.17)	$(0.02)
Net (loss) income	$(2.27)	$(0.15)	$(2.13)	$0.01
Diluted weighted average common shares outstanding	49,887,200	50,251,591	49,855,716	50,583,368

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

Combined Ratio

The combined loss and expense ratio (or combined ratio), expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance business. The combined ratio is a statutory (non-GAAP) accounting measurement, which represents the sum of (i) the ratio of losses and loss expenses to premiums earned (loss ratio), plus (ii) the ratio of underwriting expenses to premiums written (expense ratio). The combined ratios above have been modified to reflect GAAP accounting, as we evaluate the performance of our underwriting operations using the GAAP combined ratio. Specifically, the GAAP combined ratio is the sum of the loss ratio, plus the ratio of GAAP underwriting expenses (which include the change in deferred policy acquisition costs) to premiums earned (expense ratio). When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.

The accident year combined ratio is a non-GAAP measure that excludes changes in net ultimate loss estimates from prior accident year loss reserves. The accident year combined ratio provides us with an assessment of the specific policy year’s profitability (which matches policy pricing with related losses) and assists us in our evaluation of product pricing levels and quality of business written. We use accident year combined ratio as one component to assess the Company's current year performance and as a measure to evaluate, and if necessary, adjust current year pricing and underwriting. The following is a reconciliation of the accident year combined ratio to the GAAP combined ratio:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Accident year combined ratio	100.9%	97.8%	99.9%	97.1%
Increase in net ultimate loss estimates on prior year loss reserves	15.1%	13.3%	8.7%	9.5%
GAAP Combined ratio	116.0%	111.1%	108.6%	106.6%

We believe the accident year combined ratio provides investors with valuable information for comparison to historical trends and current industry estimates. We also believe that it is useful for investors to evaluate the accident year combined ratio and GAAP combined ratio separately when reviewing and evaluating our performance.

Recent Developments

Adverse Reinsurance Arbitration Award

On July 23, 2013, we were notified of an adverse interim final award in a reinsurance arbitration against us on ceded losses that date back to a reinsurance treaty in place for the 1999 to 2001 policy periods, a provision for these ceded losses was recorded as a $5.2 million allowance for ceded recoverables. With an accrual for other items of approximately $2.9 million, the total pre-tax impact was $8.2 million and the after-tax impact was $5.3 million, or $0.11 per diluted share. This subsequent event was recorded in the second quarter 2013 financial statements. Refer to Note 9 ~ Commitments and Contingencies, for additional information specific to the arbitration award.

A.M. Best Downgrades the Company’s Financial Strength Rating

On August 2, 2013, A.M. Best Company (“A.M. Best”) lowered Meadowbrook’s issuer credit rating, as well its financial strength ratings and downgraded the Company’s Insurance Company Subsidiaries’ financial strength rating from “A-” (Excellent) with a “negative” outlook to “B++” (Good) with a “stable” outlook. As a result of this recent development we could experience a negative impact to our operations as described in our updated risk factors section below.

Agreement to Provide “A” Rated Policy Insurance Solution

On August 4, 2013, our Insurance Company Subsidiaries entered into agreements with State National Insurance Company and its affiliates, which will provide our Insurance Company Subsidiaries the use of an “A” rated policy insurance company for a portion of its business where an “A” rated policy issuer is required.

Goodwill Impairment

The company recorded a non-cash impairment of goodwill of $115.4 million in the three months ended June 30, 2013, as described in Note 11 ~ Subsequent Events.

Financial Covenants

As of June 30, 2013, we were not in compliance with some of our financial covenants applicable to the Credit Facilities as a result of the goodwill impairment recorded in the second quarter of 2013. While we remain in discussions with the lending group to amend the loan agreements that may include obtaining a waiver and revision of the financial covenants. We have not obtained, and there can be no assurance that we will obtain such an amendment. Refer to Note 4 ~ Debt, for additional information specific to our financial covenants.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

Executive Overview

Our results for the second quarter of 2013 were impacted by a $115.4 million, or $2.31 per diluted share, goodwill impairment charge that we recorded as described under “Recent Developments”. In addition our results for the second quarter of 2013 were impacted by an evaluation of the impact of an adverse interim final reinsurance arbitration award, which added 3.8 percentage points to the GAAP combined ratio, above average storm losses, which added 2.7 percentage points to the GAAP combined ratio, and the increase in net ultimate loss estimates for 2012 and prior accident years, which added 15.1 percentage points to the GAAP combined ratio. The second quarter of 2013 results also reflect a 4.5 combined ratio percentage points impact from the quota share reinsurance treaty that was entered into during the fourth quarter of 2012. Our GAAP combined ratio was 116.0% for the second quarter of 2013, compared to a GAAP combined ratio of 111.1% for the comparable quarter in 2012. Our accident year combined ratio was 100.9% for the second quarter of 2013, compared to 97.8% in 2012.

Net operating loss, a non-GAAP measure, was ($115.1 million), or ($2.31) per diluted share for the second quarter ended June 30, 2013. Excluding the impact of the goodwill impairment charge, net operating loss was ($13.6 million), or ($0.27) per diluted share for the second quarter ended June 30, 2013, compared to net operating loss of ($8.8 million), or ($0.17) per diluted share for the second quarter ended June 30, 2012. The second quarter 2013 results include an after-tax increase in net ultimate loss estimates for 2012 and prior accident years of $17.2 million, or $0.35 per diluted share. By contrast, the second quarter of 2012 results include an after-tax increase in net ultimate loss estimates for 2011 and prior accident years of $18.3 million, or $0.37 per diluted share. The second quarter 2013 after-tax results were impacted by $5.3 million, or $0.11 per diluted share, as a result of the adverse reinsurance arbitration award and $3.8 million, or $0.08 per diluted share, as a result of above average storm losses. In addition, the second quarter 2013 after-tax results were impacted by $2.0 million, or $0.04 per diluted share as a result of the quota share reinsurance treaty.

Gross written premium decreased to $234.1 million in the second quarter ended June 30, 2013, compared to $256.1 million in the comparable period of 2012. This anticipated decrease primarily reflects the impact of business that was discontinued in 2012. This decrease was largely offset by the accelerating pace of rate increases that have been achieved in combination with the maturation of existing programs.

Results of Operations

Net loss for the three months ended June 30, 2013, was ($113.1 million), or ($2.27) per dilutive share. Excluding the impact of the goodwill impairment charge, net loss for the three months ended June 30, 2013, was ($11.5 million), or ($0.23) per dilutive share, compared to net loss of ($7.7 million), or ($0.15) per dilutive share, for the comparable period of 2012. Net operating loss, a non-GAAP measure, for the three months ended June 30, 2013 was ($115.1 million) or ($2.31) per dilutive share. Excluding the impact of the goodwill impairment charge, net operation loss for the three months ended June 30, 2013 was ($13.6 million), or ($0.27) per dilutive share, compared to net operating loss of ($8.8 million), or ($0.17) per dilutive share for the comparable period in 2012. Total diluted weighted average shares outstanding for the three months ended June 30, 2013 was 49,887,200 compared to 50,251,591 for the comparable period in 2012. This decrease reflects the impact of our Share Repurchase Plan.

Revenues

Revenues for the three months ended June 30, 2013 decreased $36.1 million, or 15.4%, to $199.0 million, from $235.1 million for the comparable period in 2012. This decrease primarily reflects the reduction within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Three Months Ended June 30,
	2013	2012
Revenue:
Net earned premiums	$175,781	$211,303
Management administrative fees	2,791	2,823
Claims fees	1,674	1.599
Commission revenue	4,074	4,130
Net investment income	11,768	13,683
Net realized gains	2,869	1,567
Total revenue	$198,957	$235,105

Net earned premiums decreased $35.5 million, or 16.8%, to $175.8 million for the three months ended June 30, 2013, from $211.3 million in the comparable period in 2012. This decrease was primarily the result of the quota share reinsurance treaty as well as termination of, or reductions in, certain programs where pricing and underwriting did not meet our targets.

Net investment income decreased by $1.9 million, or 14.0%, to $11.8 million for the three months ended June 30, 2013, from $13.7 million in the comparable period in 2012. The decrease reflects the impact from the fourth quarter 2012 sale of a portion of our bond portfolio in order to generate realized gains. We reinvested the proceeds during the first quarter of 2013, with the replacement of those bonds at lower interest rates.

Net realized gains increased by $1.3 million, or 83.1%, to $2.9 million for the three months ended June 30, 2013, from $1.6 million in the comparable period in 2012. The increase in realized gains during 2013 relates to higher volume of sales primarily from repositioning our common equity portfolio.

Expenses

Expenses increased $85.4 million from $245.2 million for the three months ended June 30, 2012 to $330.6 million for the three months ended June 30, 2013. This increase primarily reflects the $115.4 million goodwill impairment as discussed under “Recent Developments”.

The following table sets forth the components of expenses (in thousands):

	For the Three Months Ended June 30,
	2013	2012
Expense:
Net losses and loss adjustment expenses	$145,371	$165,758
Policy acquisition and other underwriting expenses	58,450	68,993
General selling & administrative expenses	5,901	6,327
General corporate expenses	760	758
Amortization expense	1,038	1,307
Goodwill impairment expense	115,397	-
Interest expense	3,653	2,033
Total expenses	$330,570	$245,176

Net loss and loss adjustment expenses (“LAE”) decreased $20.4 million, to $145.4 million for the three months ended June 30, 2013, from $165.8 million for the same period in 2012. Our calendar year loss and LAE ratio was 82.7% for the three months ended June 30, 2013 and 78.4% for the three months ended June 30, 2012. The loss and LAE ratio for the second quarter of 2013 includes a 15.1 percentage point increase from net ultimate loss estimates for accident years 2012 and prior, whereas the 2012 results included a 13.4 percentage point increase from net ultimate loss estimates for accident years 2011 and prior. The accident year loss and LAE ratio was 67.6% for the three months ended June 30, 2013 and 65.1% for the three months ended June 30, 2012. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses decreased $10.5 million, to $58.5 million for the three months ended June 30, 2013 from $69.0 million for the same period in 2012. Our expense ratio increased 0.6 percentage points to 33.3% for the three months ended June 30, 2013, from 32.7% for the same period in 2012. The increase in the expense ratio reflects the adverse reinsurance arbitration result which was partly offset by our ability to leverage fixed costs and growth in business where we receive a ceding commission for providing insurance services to a workers’ compensation placement facility.

Interest expense for the three months ended June 30, 2013 increased $1.6 million, to $3.6 million, from $2.0 million for the comparable period in 2012. The increase in interest expense is primarily attributed to the Notes we issued in the first quarter of 2013.

The GAAP effective tax rate for the three months ended June 30, 2013 and 2012 was 13.5% and 18.2% respectively. These rates include adjustments to an annual operating effective tax rate. The annual operating effective tax rate for 2013 is expected to be approximately 4.8%. Income tax expense (benefit) on capital gains and the change in our valuation allowance on deferred tax assets was $0.8 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively. Excluding the impact of the goodwill impairment, the GAAP effective tax rate for the three months ended Jun 30, 2013 would have been 23.7%. The higher GAAP effective tax rate reflects a larger adjustment to the annual operating effective tax rate in 2013 compared to 2012.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Executive Overview

Our results for the six months ended June 30, 2013 were impacted by a $115.4 million, or $2.31 per diluted share, goodwill impairment charge that we recorded as described under “Recent Developments”. In addition our results for the six months ended June 30, 2013 were impacted by an evaluation of the impact of an adverse interim final reinsurance arbitration award, which added 1.9 percentage points to the GAAP combined ratio and the increase in net ultimate loss estimates for 2012 and prior accident years, which added 8.7 percentage points to the GAAP combined ratio. The six months ended June 30, 2013 results also reflect a 3.2 combined ratio percentage points impact from the quota share reinsurance treaty that was entered into during the fourth quarter of 2012. Our GAAP combined ratio was 108.6% for the six months ended June 30, 2013, compared to a GAAP combined ratio of 106.6% in 2012. Our accident year combined ratio was 99.9% for the six months ended June 30, 2013, compared to 97.1% in 2012.

Net operating loss, a non-GAAP measure, was ($108.2 million), or ($2.17) per diluted share for the six months ended June 30, 2013. Excluding the impact of the goodwill impairment charge, net operating loss was ($6.7 million), or ($0.13) per diluted share for the six months ended June 30, 2013, compared to net operating loss of ($1.2 million), or ($0.02) per diluted share for the six months ended June 30, 2012. The six months ended June 30, 2013 results include an after-tax increase in net ultimate loss estimates for 2012 and prior accident years of $19.6 million, or $0.39 per diluted share. By contrast, the six months ended June 30, 2012 results include an after-tax increase in net ultimate loss estimates for 2011 and prior accident years of $25.0 million, or $0.49 per diluted share. The six months ended June 30, 2013 after-tax results were impacted by $5.3 million, or $0.11 per diluted share, as a result of the adverse reinsurance arbitration award. In addition, the six months ended June 30, 2013 after-tax results were impacted by $4.1 million, or $0.08 per diluted share as a result of the quota share reinsurance treaty.

Gross written premium decreased to $501.8 million in the six months ended June 30, 2013, compared to $514.0 million in the comparable period of 2012. This anticipated decrease primarily reflects the impact of business that was discontinued in 2012. This decrease was largely offset by the accelerating pace of rate increases that have been achieved in combination with the maturation of existing programs.

Results of Operations

Net loss for the six months ended June 30, 2013, was (106.0 million), or ($2.13) per dilutive share. Excluding the impact of the goodwill impairment charge, net loss for the six months ended June 30, 2013, was ($4.4 million), or ($0.09) per dilutive share, compared to net income of $0.4 million, or $0.01 per dilutive share, for the comparable period of 2012. Net operating loss, a non-GAAP measure, for the six months ended June 30, 2013 was ($108.2 million) or ($2.17) per dilutive share. Excluding the impact of the goodwill impairment charge, net operation loss for the six months ended June 30, 2013, was ($6.7 million), or ($0.13) per dilutive share, compared to net operating loss of ($1.2 million), or ($0.02) per dilutive share for the comparable period in 2012. Total diluted weighted average shares outstanding for the six months ended June 30, 2013 was 49,855,716 compared to 50,583,368 for the comparable period in 2012. This decrease reflects the impact of our Share Repurchase Plan.

Revenues

Revenues for the six months ended June 30, 2013 decreased $60.7 million, or 13.5%, to $390.6 million, from $451.3 million for the comparable period in 2012. This decrease primarily reflects the reduction within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Six Months Ended June 30,
	2013	2012
Revenue:
Net earned premiums	$346,369	$404,118
Management administrative fees	6,158	5,751
Claims fees	3,416	3,261
Commission revenue	8,599	8,505
Net investment income	22,908	27,415
Net realized gains	3,185	2,299
Total revenue	$390,635	$451,349

Net earned premiums decreased $57.7 million, or 14.3%, to $346.4 million for the six months ended June 30, 2013, from $404.1 million in the comparable period in 2012. This decrease was primarily the result of the quota share reinsurance treaty as well as termination of, or reductions in, certain programs where pricing and underwriting did not meet our targets.

Net investment income decreased by $4.5 million, or 16.4%, to $22.9 million for the six months ended June 30, 2013, from $27.4 million in the comparable period in 2012. The decrease reflects the impact from the fourth quarter 2012 sale of a portion of our bond portfolio in order to generate realized gains. We reinvested the proceeds during the first quarter of 2013, with the replacement of those bonds at lower interest rates.

Net realized gains increased by $0.9 million, or 38.5%, to $3.2 million for the six months ended June 30, 2013, from $2.3 million in the comparable period in 2012. The increase in realized gains during 2013 relates to higher volume of sales primarily from repositioning our common equity portfolio.

Expenses

Expenses increased $61.7 million from $452.1 million for the six months ended June 30, 2012 to $513.8 million for the six months ended June 30, 2013. This increase primarily reflects the $115.4 million goodwill impairment as discussed under “Recent Developments”.

The following table sets forth the components of expenses (in thousands):

	For the Six Months Ended June 30,
	2013	2012
Expense:
Net losses and loss adjustment expenses	$267,187	$298,505
Policy acquisition and other underwriting expenses	109,055	132,106
General selling & administrative expenses	11,924	12,666
General corporate expenses	2,276	2,131
Amortization expense	2,109	2,723
Goodwill impairment expense	115,397	-
Interest expense	5,850	4,010
Total expenses	$513,798	$452,141

Net loss and LAE decreased $31.3 million, to $267.2 million for the six months ended June 30, 2013, from $298.5 million for the same period in 2012. Our calendar year loss and LAE ratio was 77.1% for the six months ended June 30, 2013 and 73.9% for the six months ended June 30, 2012. The loss and LAE ratio for the six months ended June 30, 2013 includes a 8.7 percentage point increase from net ultimate loss estimates for accident years 2012 and prior, whereas the 2012 results included a 9.5 percentage point increase from net ultimate loss estimates for accident years 2011 and prior. The accident year loss and LAE ratio was 68.4% for the six months ended June 30, 2013 and 64.4% for the six months ended June 30, 2012. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses decreased $23.0 million, to $109.1 million for the six months ended June 30, 2013 from $132.1 million for the same period in 2012. Our expense ratio decreased 1.2 percentage points to 31.5% for the six months ended June 30, 2013, from 32.7% for the same period in 2012. The decrease reflects our ability to leverage fixed costs and growth in business for which we receive a ceding commission for providing insurance services to a workers’ compensation placement facility. Partly offsetting the decrease was the impact of the recent adverse interim final reinsurance arbitration award discussed under “Recent Developments”.

Interest expense for the six months ended June 30, 2013, increased $1.8 million, to $5.8 million, from $4.0 million for the comparable period in 2012. The increase in interest expense is primarily attributed to the Notes we issued in the first quarter of 2013.

The GAAP effective tax rate for the six months ended June 30, 2013 was approximately 13.0%, compared to 15.1%, for the same period in 2012. These rates include adjustments to an annual operating effective tax rate. The annual operating effective tax rate for 2013 is expected to be approximately 4.8%. Income tax expense (benefit) on capital gains and the change in our valuation allowance on deferred tax assets was $0.9 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively. Excluding the impact of the goodwill impairment, the GAAP effective tax rate for the six months ended June 30, 2013 would have been 26.9%. The higher GAAP effective tax rate reflects a larger adjustment to the annual operating effective tax rate in 2013 compared to 2012.

Other Items

Equity earnings of affiliated, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holdings, LLC (“MFH”), for $14.8 million in cash. We are not required to consolidate this investment because we are not the primary beneficiary of the business, nor do we control the entity’s operations. Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting. Star recognizes 28.5% of the profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from MFH of $1.0 million, or $0.02 per dilutive share, for the six months ended June 30, 2013, compared to $1.3 million, or $0.02 per dilutive share, for the comparable period of 2012. We received dividends from MFH in the six months ended June 30, 2013 and 2012, for $1.4 million and $1.8 million, respectively.

In November 2012, our subsidiary, Century Surety Company, committed to a $10 million strategic equity investment in Aquiline Financial Services Fund II L.P. As of June 30, 2013, approximately $4.9 million of the commitment had been satisfied with $5.1 million of unfunded commitment remaining. Our ownership interest is approximately 1.34% of the fund, which we are accounting for under the equity method of accounting. Century Surety Company will recognize 1.34% of the Fund’s profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from the Aquiline Financial Services Fund II L.P. of $0.6 million, or $0.01 per dilutive share, for the six months ended June 30, 2013.

Reserves

At June 30, 2013, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $1.1 billion. We established a reasonable range of reserves of approximately $967.6 million to $1.2 billion. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$417,998	$495,857	$468,957
Residual Markets	19,917	22,059	21,418
Commercial Multiple Peril / General Liability	390,813	509,347	444,514
Commercial Automobile	108,685	129,388	119,480
Other	30,193	34,923	32,380
Total Net Reserves	$967,606	$1,191,574	$1,086,749

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the six months ended June 30, 2013, and the year ended December 31, 2012.

For the six months ended June 30, 2013, we reported an increase in net ultimate loss estimates for accident years 2012 and prior of $30.1 million, or 2.8% of $1.1 billion of beginning net loss and LAE reserves at December 31, 2012. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2013 that differed from the projected activity. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2012	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at June 30, 2013

Workers' Compensation	$448,591	$106,109	$18,378	$124,487	$9,902	$94,219	$104,121	$468,957
Residual Markets	18,451	6,077	(85)	5,992	1,274	1,751	3,025	21,418
Commercial Multiple Peril / General Liability	427,296	74,791	12,587	87,378	3,311	66,849	70,160	444,514
Commercial Automobile	138,705	24,027	941	24,968	6,201	37,992	44,193	119,480
Other	41,032	26,055	(1,693)	24,362	11,888	21,126	33,014	32,380
Net Reserves	1,074,075	$237,059	$30,128	$267,187	$32,576	$221,937	$254,513	1,086,749
Reinsurance Recoverable	381,905							445,100
Consolidated	$1,455,980							$1,531,849

The following table shows the re-estimated December 31, 2012 held reserves by line as of June 30, 2013 (in thousands):

Line of Business	Reserves at December 31, 2012	Re-estimated Reserves for December 31, 2012 at June 30, 2013	Development as a Percentage of Prior Year Reserves

Workers' Compensation	$448,591	$466,969	4.1%
Commercial Multiple Peril / General Liability	427,296	439,883	2.9%
Commercial Automobile	138,705	139,646	0.7%
Other	41,032	39,339	-4.1%
Sub-total	1,055,624	1,085,837	2.9%
Residual Markets	18,451	18,366	-0.5%
Total Net Reserves	$1,074,075	$1,104,203	2.8%

Workers’ Compensation Excluding Residual Markets

The net ultimate loss estimates for accident years 2012 and prior in the workers' compensation line of business increased $18.4 million, or 4.1%. This was driven primarily by increases of $9.5 million and $5.9 million in 2011 and 2010, respectively. These increases are related to two California programs. This increase was partially offset by a decrease of $1.2 million in 2012 related to a countrywide program and a California program. Additional increases of $1.9 million, $2.0 million, and $1.3 million in accident years 2001, 2000, and 1999, respectively, were all related to an evaluation of the impact of an adverse interim final arbitration reinsurance award. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril / General Liability

The net ultimate loss estimates for accident years 2012 and prior in the commercial multi-peril/general liability line of business increased $12.6 million, or 2.9%. This was driven primarily by increases of $2.7 million, $2.4 million, $2.3 million, $870,000, $1.8 million, $770,000 and $765,000 in accident years 2012, 2009, 2008, 2007, 2006, 2005, and 2004, respectively. This increase was primarily due to an excess liability program. This increase was partially offset by a decrease of $731,000 in accident year 1999. This decrease was related to a movement in an excess liability program. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

A $0.9 million increase, or 0.7%, in net ultimate loss estimates, for the commercial automobile line of business was primarily from increases of $2.4 million and $632,000 in accident years 2012 and 2010, respectively. This increase was from two California programs and a transportation program. The increase in net ultimate loss estimates was partially offset by decreases of $701,000, $852,000, and $649,000 in accident years 2011, 2009, and 2007, respectively. These decreases were related to smaller movements in several programs. The change in ultimate loss estimates for all other accident years was insignificant.

Other

The $1.7 million decrease, or 4.1%, in net ultimate loss estimates in other lines of business is primarily from a decrease of $1.2 million in accident year 2012. This decrease was related to a general agency program. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $85,000, or 0.5% of net reserves. This decrease reflects reductions in the net ultimate loss estimates for various accident years. We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year.

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

As an insurance holding company, the Company’s ability to continue to pay shareholder dividends is dependent upon the availability of liquid assets, which is dependent in large part on the dividend paying ability of its Insurance Company Subsidiaries. The timing and amount of dividends paid by the Insurance Company Subsidiaries to the Company may vary from year to year. Our Insurance Company Subsidiaries are subject to laws and regulations in the jurisdictions where they operate that restrict the amount and timing of dividends they may pay within twelve consecutive months without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval.

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the ordinary dividend available that can be paid from the Insurance Company Subsidiaries during 2013 is $42.6 million without prior regulatory approval. Of this $42.6 million, no ordinary dividends have been declared and paid as of June 30, 2013. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $123.5 million of extraordinary dividends in 2013, subject to prior regulatory approval. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and A.M. Best’s Capital Adequacy Ratio. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were zero and $12.5 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.1 to 1.0 and 1.4 to 1.0, respectively.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, impairment charges, depreciation, and amortization from non-regulated subsidiaries were approximately $6.3 million for the six months ended June 30, 2013.

We have a revolving credit facility of $100.0 million. As of June 30, 2013, we had $20.0 million outstanding balance under our revolving credit facility and $0.5 million in letters of credit issued. The undrawn portion of the revolving credit facility, which was $79.5 million as of June 30, 2013, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions. As of June 30, 2013, we were not in compliance with some of our financial covenants applicable to the Credit Facilities, as described in Note 4 - Debt.

Because of our Insurance Company Subsidiaries’ membership in the FHLBI, we have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity. As of June 30, 2013, we had borrowed $30.0 million from the FHLBI. The proceeds were used to fund purchases of high quality bonds with maturities that match the maturity of the FHLBI credit facility. Due to the low cost of the FHLBI funding, we expect to generate returns in excess of its cost of borrowing under this strategy. We have the ability to increase our borrowing capacity through additional investments in FHLBI and pledging additional securities. As of December 31, 2012, we had $30.0 million of borrowings outstanding from the FHLBI.

Cash flows used in operations was $1.5 million for the six months ended June 30, 2013, compared to cash flows provided by operations of $73.0 million for the six months ended June 30, 2012. The decrease in operating cash flows reflects a net cash outflow from the quota share treaty that was entered into during the fourth quarter of 2012 as well as a reduction in cash from underwriting activities. We maintain a strong balance sheet with diversified geographic risks, high quality reinsurance, and a high quality investment portfolio.

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

Investment Portfolio

As of June 30, 2013 and December 31, 2012, the recorded values of our investment portfolio, including cash and cash equivalents, were both $1.7 billion.

In general, we believe our overall investment portfolio is conservatively invested. The effective duration of the investment portfolio at June 30, 2013, is 5.2 years, compared to 4.9 years at June 30, 2012. Our pre-tax book yield, excluding cash and cash equivalents was 3.3% at June 30, 2013, compared to 3.4% at December 31, 2012. The tax equivalent yield, excluding cash and cash equivalents was 3.8% at June 30, 2013, compared to 4.1% at December 31, 2012. Approximately 99.9% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

Refer to Note 7 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commitments

On March 18, 2013, the Company issued $100.0 million of 5.0% cash convertible senior notes, which mature on March 15, 2020. As a result of the issuance of the cash convertible notes, as of June 30, 2013, the total debt (including debentures) of the Company and its non-regulated subsidiaries was $243.9 million, and the payments due in more than five years increased to $180.9 million. For additional information regarding the cash convertible notes, refer to Note 4 ~ Debt of the Notes to the Consolidated Financial Statements. For the six months ended June 30, 2013, there were no other material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of June 30, 2013. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest Rate Risk

Interest rate risk is managed within the context of an asset and liability management strategy for which the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio effective duration of between three and a half and five and a half years. At June 30, 2013, our fixed income portfolio had an effective duration of 5.2 years, compared to 5.1 years at December 31, 2012.

At June 30, 2013, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.6 billion. Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of common stocks, preferred stocks and mutual funds with an emphasis on dividend income. These investments comprise 7.0% of our investment portfolio.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,518,024	$1,445,076	$1,370,700
Yield to Maturity or Call	1.7%	2.6%	3.5%
Effective Duration	5.1	5.2	5.3

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At June 30, 2013 and December 31, 2012, we had outstanding debentures of $80.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates. Thus, our interest expense on our term loan is directly correlated to market interest rates. At June 30, 2013, we had an outstanding balance on our term loan of $25.5 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $255,000. At December 31, 2012 we had an outstanding balance on our term loan of $28.5 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $285,000.

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

In addition, our revolving line of credit under which we can borrow up to $100.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At June 30, 2013 and December 31, 2012, we had a $20.0 million outstanding balance on our line of credit. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $200,000. In addition, at June 30, 2013 and December 31, 2012, $0.5 million in letters of credit had been issued.

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

As of June 30, 2013, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended June 30, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 9 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2013, which is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and our other filings with the Securities and Exchange Commission.

In addition to the other information set forth in this report, including the information regarding forward-looking statements set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully consider the following risk factors, categorized by “Risks Related to Our Business”, “Risks Related to Our Industry” and “Risks Related to Our Common Stock”, which could materially affect our business, financial condition or results of operations in future periods.

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

In 2012, we experienced material reserve strengthening because of significant adverse loss development primarily in commercial multiple peril, workers’ compensation and commercial auto lines and in the second and third quarters of 2012, we took charges of $28.2 million and $42.9 million, respectively.  For the six months ended June 30, 2013, we reported an increase in net ultimate loss estimates for accident years 2012 and prior of $30.1 million, or 2.8% of $1.1 billion of beginning net loss and LAE reserves at December 31, 2012. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2013 that differed from the projected activity. Additional information relating to our reserves is included within the Losses and Loss Adjustment Expenses and Reinsurance Recoverables section of Note 1 ~ Summary of Significant Accounting Policies, as well as to the Critical Accounting Policies section and the Reserves section of Item 2, Management’s Discussion and Analysis. There can be no assurance that we will not in the future experience further significant adverse loss development that could result in further reserve strengthening and additional material charges to earnings.

The decrease in our A.M. Best rating could negatively affect our business.

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

Our ability to write business is most influenced by our rating from A.M. Best (“A.M. Best”).  A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders.  On August 2, 2013, A.M. Best Company, insurance industry rating agency, lowered Meadowbrook's issuer credit rating, as well its financial strength ratings and downgraded the Company’s Insurance Company Subsidiaries’ financial strength rating from “A-” (Excellent) with a “negative” outlook to “B++” (Good) with a “stable” outlook.
As a result of the foregoing downgrade, our results of operations could be materially and adversely impacted, including as a result of current and future independent agents and insureds who may choose to transact their business with more highly rated competitors. In addition, we may face a significant reduction in the number of insurance contracts we write and the loss of substantial business to our competitors that maintain higher ratings, which would cause premiums and earnings to decrease. The downgrade could negatively impact our ability to raise capital and have a negative impact on our overall liquidity.  Because lenders and reinsurers will use our A.M. Best ratings as a factor in deciding whether to transact business with us, the current ratings of our Insurance Company Subsidiaries or their failure to maintain the current ratings may dissuade a financial institution or reinsurance company from conducting any business with us or may increase our interest or reinsurance costs.  There can be no assurance that the Company will not be further downgraded.
In response to the downgrade by A.M. Best, on August 4, 2013, the Insurance Company Subsidiaries entered into agreements with State National Insurance Company and its affiliates, which will provide the Insurance Company Subsidiaries the use of an “A” rated policy insurance company for a portion of its business where an “A” rated policy issuer is required.  The costs associated with these agreements could negatively impact our results of operations, and there can be no assurance that the Company will not need to enter into additional similar agreements as a result of the downgrade.

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

As of June 30, 2013, the Company was not in compliance with the minimum consolidated net worth and the maximum permitted consolidated leverage ratio covenants as a result of the goodwill impairment recorded in the second quarter of 2013, as described in Note 11 ~ Subsequent Events.  Pursuant to the credit agreement, the lenders may take either or both of the following actions related to the non-compliance with the covenants: (i) immediate termination of the loan commitments, and (ii) declaration of the outstanding loans to be due and payable in whole together with accrued interest.  The acceleration of the outstanding loans may result in cross-defaults under the Notes and other debt obligations of the Company, which would materially and adversely affect our results of operations.

In connection with the foregoing covenant non-compliance, the Company is currently in discussions with the lending group to potentially amend the loan agreements, which may include obtaining a waiver and revising the financial covenants.  While the Company remains in discussions with the lending group, the Company has not obtained, and there can be no assurance that the Company will obtain, such an amendment.

As a result of the foregoing, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We are required to perform a goodwill impairment analysis at least annually and whenever events or circumstances indicate that the carrying value of a reporting unit may not be recoverable from estimated future cash flows. Upon a determination that goodwill has been impaired, we are required to write down goodwill by the amount of the impairment, with a corresponding charge to net income.

On August 2, 2013, A.M. Best lowered Meadowbrook's issuer credit rating, as well its financial strength ratings and the issuer credit ratings of its Insurance Company Subsidiaries, following the Company’s reported weaker-than-anticipated second-quarter results.  These events represented triggering events for potential goodwill impairment.  The Company has performed an interim goodwill impairment evaluation as of June 30, 2013, as required under ASC 350, Goodwill and Other Intangible Assets.  Management has concluded that an impairment of goodwill exists at June 30, 2013 and has estimated an impairment amount of $115.4 million. This provisional impairment adjustment will be revised, if necessary, during the third quarter of 2013. Management believes any adjustment to this preliminary charge will not be material; however, until such time as the evaluation is complete any potential changes are uncertain.  The non-cash impairment of goodwill of $115.4 million was recorded in the three months ended June 30, 2013.  Such impairments could have a material adverse effect on our results of operations, capital and financial position.

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

Interest rates are highly sensitive to many factors beyond our control including general economic conditions, governmental monetary policy, and political conditions. As discussed above, fluctuations in interest rates may adversely impact our business. See “Item 3 Qualitative and Quantitative Disclosures About Market Risk” for further discussion on interest rate risk.

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

We are a holding company that transacts the majority of our business through our Insurance Company Subsidiaries. Our ability to meet our obligations on our outstanding debt, and to pay our expenses and shareholder dividends, depends upon the dividend paying capacity of our Insurance Company Subsidiaries. We will be limited by the earnings of our Insurance Company Subsidiaries, and the distribution or other payment of such earnings to it in the form of dividends, loans, advances or the reimbursement of expenses. Payments of dividends to us by our Insurance Company Subsidiaries are subject to various business considerations and restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to revised restrictions in the future. As of June 30, 2013, the ordinary dividend available that can be paid from the Insurance Company Subsidiaries during 2013 without prior regulatory approval is $42.6 million. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and A.M. Best’s Capital Adequacy Ratio (“BCAR”), which in turn could affect our A.M. Best rating. As a result, at times, we may not be able to receive dividends from our Insurance Company Subsidiaries in amounts necessary to meet our debt obligations, to pay shareholder dividends on our capital stock or to pay corporate expenses. Therefore, the inability of our Insurance Company Subsidiaries to pay dividends or make other distributions could have a material adverse effect on our business and financial condition.

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

Acquisitions and integration of acquired businesses and other strategic transactions may result in operating difficulties, which may prevent us from achieving the expected benefits.

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

On August 2, 2013, the Company announced that its board of directors is undertaking a review of strategic alternatives.  The pursuit of strategic alternatives raises some of the same risks associated with pursuing acquisitions, including diversion of management’s attention from other business concerns; failure to achieve financial or operating objectives; potential loss of policyholders or key employees of acquired companies; and volatility in the Company’s stock price.

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

Litigation may have an adverse effect on our business

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business.  Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings.  Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant.  Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy of insurance at issue, errors and omissions insurance, extra-contractual coverage under the reinsurance treaty related to the policy of insurance at issue or other appropriate insurance.  In terms of any retentions or deductibles associated with such insurance, the Company has established accruals for such retentions or deductibles, when necessary, based upon current available information.  Period expenses related to the defense of such claims are included in the accompanying consolidated statements of income.  Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters.  On the basis of current information, the Company does not expect the outcome of the claims, lawsuits and proceedings to which the Company is a party to will have a material adverse effect on the Company’s financial condition.  However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

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

The declaration and payment of dividends is subject to the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash flows, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our Insurance Company Subsidiaries and other factors deemed relevant by our Board of Directors. There is no requirement that we must, and we cannot assure you that we will, declare and pay any dividends in the future. Our Board of Directors may determine to retain such capital for general corporate or other purposes.  In addition, so long as the Company is in default under its Credit Facilities it is prohibited by the terms thereof from paying any dividends, without breaching the Credit Facilities.

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
Senior Vice President and
Chief Financial Officer

Dated: August 14, 2013

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