Form 10-Q
period 2013-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2013-11-12
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 5, 2013, was 49,887,200.

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30,

	2013	2012
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$260,273	$265,619
Ceded	(79,217)	(42,212)
Net earned premiums	181,056	223,407
Net commissions and fees	10,458	7,410
Net investment income	11,695	13,815
Realized gains:
Total other-than-temporary impairments on securities	-	-
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	-
Net realized gains excluding other-than-temporary impairments on securities	675	902
Net realized gains	675	902
Total revenues	203,884	245,534

Expenses
Losses and loss adjustment expenses	197,314	242,847
Reinsurance recoveries	(65,067)	(30,149)
Net losses and loss adjustment expenses	132,247	212,698
Policy acquisition and other underwriting expenses	54,228	71,373
General, selling and administrative expenses	7,026	5,745
General corporate expenses	1,025	717
Amortization expense	1,037	1,372
Interest expense	3,581	2,372
Total expenses	199,144	294,277
Income (loss) before taxes and equity earnings	4,740	(48,743)
Federal and state income tax expense (benefit)	356	(21,357)
Equity earnings of affiliates, net of tax	1,164	791
Equity losses of unconsolidated subsidiaries, net of tax	(32)	(15)
Net income (loss)	$5,516	$(26,610)

Earnings (Losses) Per Share
Basic	$0.11	$(0.53)
Diluted	$0.11	$(0.53)

Weighted average number of common shares
Basic	49,887,200	49,776,011
Diluted	49,933,540	49,776,011

Dividends paid per common share	$0.02	$0.05

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30,

	2013	2012
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$789,468	$741,646
Ceded	(262,043)	(114,121)
Net earned premiums	527,425	627,525
Net commissions and fees	28,631	24,927
Net investment income	34,603	41,230
Realized gains:
Total other-than-temporary impairments on securities	-	-
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	-
Net realized gains excluding other-than-temporary impairments on securities	3,860	3,201
Net realized gains	3,860	3,201
Total revenues	594,519	696,883

Expenses
Losses and loss adjustment expenses	590,095	601,342
Reinsurance recoveries	(190,661)	(90,139)
Net losses and loss adjustment expenses	399,434	511,203
Policy acquisition and other underwriting expenses	163,283	203,479
General, selling and administrative expenses	18,950	18,411
General corporate expenses	3,301	2,848
Amortization expense	3,146	4,095
Goodwill impairment expense	115,397	-
Interest expense	9,431	6,382
Total expenses	712,942	746,418
Loss before taxes and equity earnings	(118,423)	(49,535)
Federal and state income tax benefit	(15,412)	(21,284)
Equity earnings of affiliates, net of tax	2,547	2,041
Equity income (losses) of unconsolidated subsidiaries, net of tax	4	(28)
Net loss	$(100,460)	$(26,238)

Losses Per Share
Basic	$(2.01)	$(0.52)
Diluted	$(2.01)	$(0.52)

Weighted average number of common shares
Basic	49,866,326	50,312,285
Diluted	49,866,326	50,312,285

Dividends paid per common share	$0.06	$0.15

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30,

	2013	2012
	(Unaudited)
	(In thousands)
Net income (loss)	$5,516	$(26,610)
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	3,243	11,612
Unrealized (losses) gains in affiliates and unconsolidated subsidiaries	(316)	57
Increase in non-credit other-than-temporary impairments on securities	-	271
Net deferred derivative gains (losses) - hedging activity	140	(72)
Less reclassification adjustment for investment gains included in net income	(457)	(571)
Other comprehensive gains, net of tax	2,610	11,297
Comprehensive income (loss)	$8,126	$(15,313)

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30,

	2013	2012
	(Unaudited)
	(In thousands)
Net loss	$(100,460)	$(26,238)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities	(32,026)	18,520
Unrealized (losses) gains in affiliates and unconsolidated subsidiaries	(254)	222
Increase on non-credit other-than-temporary impairments on securities	-	563
Net deferred derivative gains (losses) - hedging activity	3,178	(185)
Less reclassification adjustment for investment gains included in net income	(2,534)	(2,103)
Other comprehensive (loss) gains, net of tax	(31,636)	17,017
Comprehensive loss	$(132,096)	$(9,221)

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,460,190 and $1,211,794)	$1,474,735	$1,286,807
Equity securities available for sale, at fair value (cost of $102,981 and $20,389)	112,988	22,661
Cash and cash equivalents	103,433	342,124
Accrued investment income	15,118	11,167
Premiums and agent balances receivable, net	225,422	208,743
Reinsurance recoverable on:
Paid losses	17,047	13,612
Unpaid losses	486,791	381,905
Prepaid reinsurance premiums	92,687	143,180
Deferred policy acquisition costs	60,232	45,417
Deferred income taxes, net	35,374	10,929
Goodwill	5,644	121,041
Other intangible assets	25,118	28,264
Other assets	134,748	97,424
Total assets	$2,789,337	$2,713,274

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,579,391	$1,455,980
Unearned premiums	408,728	439,418
Debt	161,842	78,500
Debentures	80,930	80,930
Accounts payable and accrued expenses	31,774	29,190
Funds held and reinsurance balances payable	37,777	49,622
Payable to insurance companies	31,740	5,641
Other liabilities	30,357	15,714
Total liabilities	2,362,539	2,154,995

Shareholders' Equity
Common stock, $0.01 par value; authorized 75,000,000 shares; 49,887,200 and 49,776,011 shares issued and outstanding	499	505
Additional paid-in capital	276,220	272,472
Retained earnings	133,742	237,351
Note receivable from officer	(715)	(737)
Accumulated other comprehensive income	17,052	48,688
Total shareholders' equity	426,798	558,279
Total liabilities and shareholders' equity	$2,789,337	$2,713,274

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited, In thousands)
Balances December 31, 2012	$505	$272,472	$237,351	$(737)	$48,688	$558,279
Net loss	-	-	(100,460)	-	-	(100,460)
Dividends declared	-	-	(2,993)	-	-	(2,993)
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	(34,369)	(34,369)
Change in valuation allowance on deferred tax assets	-	-	-	-	(191)	(191)
Net deferred derivative gain - hedging activity	-	-	-	-	3,178	3,178
Stock award	1	274	-	-	-	275
Long term incentive plan; stock award for 2012 and 2013 plan years	-	324	-	-	-	324
Change in investment of affiliates, net of tax	-	-	-	-	(213)	(213)
Change in investment of unconsolidated subsidiaries	-	-	-	-	(41)	(41)
Stock warrant issuance	-	3,023	-	-	-	3,023
Other reclass	(7)	127	(156)	-	-	(36)
Note receivable from officer	-	-	-	22	-	22
Balances September 30, 2013	$499	$276,220	$133,742	$(715)	$17,052	$426,798

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

	2013	2012
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net loss	$(100,460)	$(26,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of other intangible assets	3,146	4,095
Amortization of deferred debenture issuance costs	73	94
Impairment of goodwill	115,397	-
Depreciation of furniture, equipment, and building	3,479	3,916
Net amortization of discount and premiums on bonds	8,453	4,680
Accretion of issued debt/original issue discount	784	-
Amortization of capitalized convertible note fees	223	-
Gain on sale of investments	(3,898)	(3,236)
Gain on sale of fixed assets	(66)	(66)
Long-term incentive plan expense	324	159
Stock award	274	279
Equity earnings of affiliates, net of taxes	(2,547)	(2,041)
Equity (earnings) losses of unconsolidated subsidiaries, net of tax	(4)	28
Deferred income tax expense (benefit)	(7,870)	(3,437)
Goodwill adjustment	-	(249)
Write-off of book of business	-	123
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agent balances receivable	(16,679)	(42,783)
Reinsurance recoverable on paid and unpaid losses	(108,321)	(55,495)
Prepaid reinsurance premiums	50,493	(19,002)
Deferred policy acquisition costs	(14,815)	(9,905)
Other assets	(24,147)	(3,773)
Increase (decrease) in:
Losses and loss adjustment expenses	123,411	214,445
Unearned premiums	(30,690)	78,326
Payable to insurance companies	26,099	(466)
Funds held and reinsurance balances payable	(11,845)	17,113
Other liabilities	8,122	(28,676)
Total adjustments	119,396	154,129
Net cash (used in) provided by operating activities	18,936	127,891
Cash Flows From Investing Activities
Purchase of debt securities available for sale	(400,212)	(242,172)
Proceeds from sales and maturities of debt securities available for sale	145,606	103,529
Purchase of equity securities available for sale	(98,385)	-
Proceeds from sales of equity securities available for sale	18,285	3,090
Capital expenditures	(1,363)	(2,183)
Other investing activities	(680)	(4,008)
Net cash used in investing activities	(336,749)	(141,744)
Cash Flows From Financing Activities
Proceeds from term loan	-	30,000
Proceeds from line of credit	-	20,000
Proceeds from FHLB advance	-	30,000
Payments on term loan	(4,500)	(23,875)
Payments on line of credit	-	(14,500)
Proceeds from convertible senior notes	96,324	-
Payments for convertible senior notes hedge	(12,942)	-
Proceeds from issuance of warrants	3,023	-
Book overdrafts	188	656
Dividends paid on common stock	(2,993)	(7,546)
Share repurchases	-	(11,517)
Other financing activities	22	22
Net cash provided by financing activities	79,122	23,240
Net (decrease) increase in cash and cash equivalents	(238,691)	9,387
Cash and cash equivalents, beginning of period	342,124	101,757
Cash and cash equivalents, end of period	$103,433	$111,144
Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,092	$5,951
Net income taxes paid (1)	$1,165	$3,510
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock-based employee compensation	$274	$279

(1)	Tax return refunds were received in first quarter of 2013 and 2012 for $3,067 and $475, respectively.

The accompanying notes are an integral part of the Consolidated Financial Statements.

 MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company” or “Meadowbrook”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company (“Savers”), Williamsburg National Insurance Company (“Williamsburg”), and Ameritrust Insurance Corporation (“Ameritrust”). The consolidated financial statements also include Meadowbrook, Inc., Crest Financial Corporation, and their respective subsidiaries. In addition, the consolidated financial statements include ProCentury Corporation (“ProCentury”) and its wholly owned subsidiaries. ProCentury’s wholly owned subsidiaries consist of Century Surety Company (“Century”) and its wholly owned subsidiary ProCentury Insurance Company (“PIC”). In addition, ProCentury Risk Partners Insurance Company, Ltd., is a wholly owned subsidiary of ProCentury. Star, Savers, Williamsburg, Ameritrust, Century, and PIC are collectively referred to as the “Insurance Company Subsidiaries”.

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full year. In addition, certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation as a result of adopting the new Accumulated Other Comprehensive guidance noted below and to reflect the reclassification adjustment net of taxes.

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

Effective July 1, 2013, we entered into a 100% quota share reinsurance agreement(s) with State National Insurance Company, National Specialty Insurance Company and United Specialty Insurance Company  (collectively, “SNIC”), wherein certain of our business is written direct with SNIC and 100% assumed by certain of our insurance companies. The SNIC business has a 5.5% fee, which is reflected as assumed commission on the applicable Company’s insurance company’s books.  As of third quarter 2013, the insurance companies have assumed $85.1 million in gross written premium from SNIC.  The impact of the SNIC fee on the Company’s expense ratio was 0.4% and 0.2% for the three months and nine months ended September 30, 2013, respectively.

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

Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they were earned. Commission income is reported net of any sub-producer commission expense. Commission adjustments that occur subsequent to the issuance of the policy because of cancellation typically are recognized when the policy is effectively cancelled. Profit sharing commissions from insurance companies are recognized when determinable, which is when such commissions are received.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes

As of September 30, 2013 and December 31, 2012, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012. The Company adopted this new guidance on January 1, 2013 and included the required disclosures in Note 11 ~ Accumulated Other Comprehensive Income.

NOTE 2 – Investments

The cost or amortized cost, gross unrealized gains, losses, non-credit other-than-temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013
	Cost or	Gross Unrealized
	Amortized			Non-Credit	Estimated
	Cost	Gains	Losses	OTTI	Fair Value
Debt Securities:
U.S. Government and agencies	$25,701	$651	$(146)	$-	$26,206
Obligations of states and political subs	743,216	27,265	(18,357)	-	752,124
Corporate securities	515,684	16,325	(11,403)	-	520,606
Redeemable preferred stocks	854	354	-	-	1,208
Residential mortgage-backed securities	123,730	2,439	(3,278)	-	122,891
Commercial mortgage-backed securities	30,474	823	(818)	-	30,479
Other asset-backed securities	20,531	705	(15)	-	21,221
Total debt securities available for sale	1,460,190	48,562	(34,017)	-	1,474,735
Equity Securities:
Perpetual preferred stock	6,007	1,224	-	-	7,231
Common stock	96,974	10,120	(1,337)	-	105,757
Total equity securities available for sale	102,981	11,344	(1,337)	-	112,988
Total securities available for sale	$1,563,171	$59,906	$(35,354)	$-	$1,587,723

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

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Unrealized gains	$59,906	$79,844
Unrealized losses	(35,354)	(2,559)
Non-credit OTTI	-	-
Net unrealized gains	24,552	77,285
Deferred federal income tax expense	(8,593)	(26,957)
Net unrealized gains on investments, net of deferred federal income taxes	$15,959	$50,328

Net realized gains (losses including OTTI) on securities, for the three months and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Realized gains (losses):
Debt securities:
Gross realized gains	$87	$818	$1,617	$2,812
Gross realized losses	(40)	(16)	(211)	(49)
Total debt securities	47	802	1,406	2,763
Equity securities:
Gross realized gains	656	78	2,502	473
Gross realized losses	-	-	(10)	-
Total equity securities	656	78	2,492	473
Net realized gains	$703	$880	$3,898	$3,236

OTTI included in realized losses on securities above	$-	$-	$-	$-

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Proceeds from the sales of debt and equity securities available for sale were $12.8 million and $6.6 million for the three months ended September 30, 2013 and 2012, respectively. Proceeds from the sales of debt and equity securities available for sale were $88.9 million and $27.0 million for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$34,436	$34,879
Due after one year through five years	414,302	429,113
Due after five years through ten years	667,466	672,615
Due after ten years	169,251	163,537
Mortgage-backed securities, collateralized obligations and asset-backed securities	174,735	174,591
	$1,460,190	$1,474,735

Net investment income for the three months and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net Investment Income Earned From:
Debt securities	$10,888	$13,544	$32,593	$40,348
Equity securities	1,043	421	2,593	1,297
Cash and cash equivalents	165	197	558	610
Total gross investment income	12,096	14,162	35,744	42,255
Less investment expenses	401	347	1,141	1,025
Net investment income	$11,695	$13,815	$34,603	$41,230

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
(Unaudited)

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

During the quarter, the Company reviewed its investment portfolio in conjunction with its OTTI policy and determined the Company was not required to record a credit related OTTI loss or recognize a non-credit related OTTI loss in other comprehensive income for the three months and nine months ended September 30, 2013 and 2012.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	September 30, 2013
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	7	$7,334	$(146)	-	$-	$-	7	$7,334	$(146)
Obligations of states and political subs	112	324,676	(18,357)	-	-	-	112	324,676	(18,357)
Corporate securities	126	265,822	(11,403)	-	-	-	126	265,822	(11,403)
Redeemable preferred stocks	-	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	11	82,127	(3,278)	-	-	-	11	82,127	(3,278)
Commercial mortgage-backed securities	6	13,023	(818)	-	-	-	6	13,023	(818)
Other asset-backed securities	2	8,789	(15)	-	-	-	2	8,789	(15)
Total debt securities	264	701,771	(34,017)	-	-	-	264	701,771	(34,017)
Equity Securities:
Perpetual preferred stock	-	-	-	-	-	-	-	-	-
Common stock	19	18,985	(956)	2	4,499	(381)	21	23,484	(1,337)
Total equity securities	19	18,985	(956)	2	4,499	(381)	21	23,484	(1,337)
Total securities	283	$720,756	$(34,973)	2	$4,499	$(381)	285	$725,255	$(35,354)

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

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of December 31, 2012	$(156)
Additional credit impairments on:
Previously impaired securities	-
Securities for which an impairment was not previously recognized	-
Reductions	156
Balance as of September 30, 2013	$-

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

Level 1 – Valuations that are based on unadjusted quoted prices in active markets for identical securities. The fair value of exchange-traded preferred and common equities, and mutual funds included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The fair value measurements that were based on Level 1 inputs comprise 7.2% of the fair value of the total investment portfolio.

Level 2 – Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The Level 2 category includes corporate bonds, government and agency bonds, asset-backed, residential mortgage-backed and commercial mortgage-backed securities and municipal bonds. The fair value measurements that were based on Level 2 inputs comprise 92.6% of the fair value of the total investment portfolio.

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

The Level 3 securities consist of 17 securities totaling $3.5 million or 0.2% of the total investment portfolio. These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip. To fair value these securities, the third party investment manager uses benchmarking techniques based upon industry sector, rating and other factors.

Also included in Level 3 valuation are the conversion feature within the Notes (as defined in Note 4 ~Debt) and the convertible senior notes hedge. The estimated fair values of both the conversion feature and the convertible senior notes hedge are obtained from the third party financial institution counterparties valued using non-binding broker quotations and significant unobservable inputs.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of September 30, 2013 (in thousands):

		Fair Value Measurements Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Debt Securities:
U.S. Government and agencies	$26,206	$-	$26,206	$-
Obligations of states and political subs	752,124	-	752,124	-
Corporate securities	520,606	-	519,668	938
Redeemable preferred stocks	1,208	1,208	-	-
Residential mortgage-backed securities	122,891	-	122,891	-
Commercial mortgage-backed securities	30,479	-	30,307	172
Other asset-backed securities	21,221	-	18,781	2,440
Total debt securities available for sale	1,474,735	1,208	1,469,977	3,550
Equity Securities:
Perpetual preferred stock	7,231	7,013	218	-
Common stock	105,757	105,757	-	-
Total equity securities available for sale	112,988	112,770	218	-
Total securities available for sale	$1,587,723	$113,978	$1,470,195	$3,550
Derivatives:
Derivatives - interest rate swaps	$360	$-	$360	$-
Cash conversion feature of cash convertible notes	(15,144)	-	-	(15,144)
Purchased cash convertible note hedge	15,144	-	-	15,144
Total derivatives	$360	$-	$360	$-

Total securities available for sale and derivatives	$1,588,083	$113,978	$1,470,555	$3,550

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Level 3 available for sale investments and derivatives measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Balance as of December 31, 2012	$5,444

Total gains or losses (realized/unrealized):
Included in earnings	748
Included in other comprehensive income	(520)

Purchases	12,942
Issuances	(12,942)
Settlements	(2,122)

Transfers in and out of Level 3	-
Balance as of September 30, 2013	$3,550

There were no credit losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of a reporting period. During the three months and nine months ended September 30, 2013, no transfers into or out of Levels 1, 2 and 3 were required.

NOTE 4 – Debt

Credit Facilities

On August 29, 2012, the Company executed $130.0 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $30.0 million term loan facility and a $100.0 million revolving credit facility.  On September 19, 2013, the Company amended the Credit Facilities pursuant to a Second Amendment to Credit Agreement and Waiver (the “Amendment”).

Under the Amendment, the term loan facility continues to have a four year term, along with no changes to the amortization period. As of September 30, 2013, the outstanding balance on the Company’s term loan facility was $24.0 million. The Amendment reduced available borrowing under the revolving credit facility from $100.0 million to $30.0 million with further periodic reductions to $21.0 million as of March 31, 2016.  The Amendment also established an amortization schedule for the revolving credit facility beginning on September 30, 2014.  The Company has $20.0 million outstanding under its revolving credit facility as of September 30, 2013, and $0.5 million in letters of credit have been issued as of September 30, 2013. The undrawn portion of the revolving credit facility, which was $9.5 million as of September 30, 2013, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

The Credit Facilities replaced the Company’s former term loan of $65.0 million and revolving credit agreement of $35.0 million, entered into on July 31, 2008, which were terminated upon the closing of the Credit Facilities on August 29, 2012. At December 31, 2012, the Company had an outstanding balance of $28.5 million on its term loan and a $20.0 million outstanding balance on its revolving credit facility. There was $0.5 million in letters of credit that had been issued as of December 31, 2012.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The principal amount outstanding under the Credit Facilities provides for interest at either the Alternative Base Rate (“ABR”) or the London interbank offered rate (“LIBOR”). ABR borrowings under the Credit Facilities will bear interest at the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBOR for a one-month period plus 1.0%, in each case, plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Facilities will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty-five basis points and thirty-seven and a half basis points, based on the Company’s consolidated leverage ratio as defined by the Credit Facilities. At September 30, 2013, the interest rate on the Company’s term loan was 3.21%, which consisted of a weighted fixed rate of 0.71%, plus an applicable margin of 2.50%, as described in Note 5 ~ Derivative Instruments. At September 30, 2013, the interest rate on the Company’s revolving credit facility was 0.31%, plus a 2.50% margin.

Additionally, the Amendment revised the financial covenants applicable to the Credit Facilities that consist of: (1) minimum consolidated net worth of $365,697,000 as of the effective date of the Amendment, with quarterly increases thereafter of the sum of (a) seventy-five percent of positive net income and (b) seventy-five percent of increases in shareholders’ equity by reason of the issuance and sale of equity interests, if any, (2) minimum Risk Based Capital Ratio for all material insurance company subsidiaries of 1.75 times Company Action Level, (3) maximum permitted consolidated leverage ratio of (i) 0.375 to 1.00 at any time prior to September 30, 2014, or (ii) 0.35 to 1.00 at any time on or after September 30, 2014, (4) minimum consolidated fixed charge coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.” As of September 30, 2013, the Company was in compliance with these debt covenants.

FHLBI

During 2011, certain of the Insurance Company Subsidiaries (Star, Williamsburg and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates providing a source of liquidity. As of September 30, 2013, the Company had borrowed $30.0 million from the FHLBI after pledging as collateral residential mortgage-backed securities (“RMBS”) having a carrying value of $40.1 million, and making a FHLBI common stock investment of approximately $1.6 million. The Company has the ability to increase its borrowing capacity through purchasing additional investments in FHLBI and pledging additional securities. The Company retains all the rights regarding the collateralized RMBS.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at September 30, 2013 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.30%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.26%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.46%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.83%	20,620
Junior subordinated debentures (2)		2007	2032	Three-month LIBOR, plus 4.00%	4.26%	15,000
Junior subordinated debentures (2)		2008	2033	Three-month LIBOR, plus 4.10%	4.36%	10,000
					Total	$80,930

(1) The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2) Represents the junior subordinated debentures acquired in conjunction with the merger with ProCentury Corporation on July 31, 2008 (the “ProCentury Merger”).

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

The junior subordinated debentures acquired in the ProCentury Merger were issued in conjunction with the issuance of $15.0 million and $10.0 million in floating rate trust preferred securities to a trust formed from the Company’s unconsolidated trust, ProFinance Statutory Trust I and ProFinance Statutory Trust II. The Company also acquired the remaining unamortized portion of the capitalized issuance costs associated with these debentures. The remaining unamortized portion of the issuance costs acquired was $625,000. These issuance costs are included in other assets on the balance sheet. The remaining balance is being amortized over a five year period beginning August 1, 2008, as a component of interest expense.  As of September 30, 2013, these issuance costs were fully amortized.

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

Cash Convertible Senior Notes

On March 18, 2013, the Company issued $100.0 million of 5.0% cash convertible senior notes (the “Notes”), which mature on March 15, 2020. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2013. Until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time on or after September 15, 2019 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. The notes are not convertible into Meadowbrook common stock or any other securities under any circumstances. The initial conversion rate is 108.8732 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $9.18 per share), subject to adjustment upon the occurrence of certain events. Additionally, in the event of certain fundamental changes with respect to the Company, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal, plus any accrued and unpaid interest. The proceeds from the issuance of the Notes were bifurcated into a debt component and an embedded conversion option component.

Due to the bifurcation, the debt component reflects an original issue discount (“OID”) of $12.9 million. The OID and deferred issuance costs of $3.7 million will be amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the OID, the Notes’ effective interest rate is 7.4%. Interest expense, including amortization of deferred issuance costs, recognized on the Notes was $1.7 million and $3.7 million for the three and nine months ended September 30, 2013, respectively.

The following table shows the amounts recorded for the debt component of the Notes as of September 30, 2013 (in thousands):

Outstanding principal	$100,000
Unamortized OID	(12,158)
Total debt component	$87,842

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As the conversion feature is structured under the cash settlement method, the embedded conversion option is reported as a derivative liability.

In connection with the offering of the Notes, the Company also entered into cash convertible senior notes hedge transactions (the “Note Hedges”) and warrant transactions (the “Warrants”) with respect to its common stock with certain counter-parties. Upon conversion, the Note Hedges are intended to offset potential cash payments in excess of the principal of the Notes. The Note Hedges and Warrants are separate transactions, which were entered into by the Company with certain counter-parties and are not part of the terms of the Notes.

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counter-party Interest Rate Terms	Fixed Rate	Fixed Amount at September 30, 2013

6/30/2013	6/30/2023	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	6.340%	$10,000
4/29/2013	4/29/2023	Senior debentures	Three-month LIBOR, plus 4.00%	6.250%	13,000
9/28/2012	8/30/2016	Term loan (1)	Three-month LIBOR	0.714%	24,000
8/15/2013	8/15/2023	Junior subordinated debentures (2)	Three-month LIBOR	2.180%	10,000
9/4/2013	9/4/2023	Junior subordinated debentures (2)	Three-month LIBOR	2.270%	15,000
9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000
				Total	$104,000

(1) The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. The Company fixed only the variable interest portion of the loan. The actual interest payments associated with the term loan also include an additional rate of 2.50% in accordance with the Credit Facilities.

(2) The Company fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended September 30, 2013 and 2012 was approximately $0.5 million and $1.0 million, respectively. The net interest expense incurred for the nine months ended September 30, 2013 and 2012 was approximately $1.8 million and $2.5 million, respectively.

As of September 30, 2013 and December 31, 2012, the total fair value of the interest rate swaps were unrealized gains (losses) of $0.4 million and ($4.5 million), respectively. At September 30, 2013 and December 31, 2012, accumulated other comprehensive income included accumulated gain (loss) on the cash flow hedge, net of taxes, of approximately $0.2 million and ($2.9 million), respectively.

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

NOTE 6 – Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to executives of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). No restricted stock awards were issued in 2012 or 2013. The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. The Company recorded approximately $83,000 of restricted stock awards compensation expense for both the three months ended September 30, 2013 and 2012, respectively. The Company recorded approximately $247,000 and $211,000 of restricted stock awards compensation expense for the nine months ended September 30, 2013 and 2012, respectively.

On February 13, 2013, and February 23, 2012 the Company issued 2,400 and 1,500 non-restricted stock awards, respectively, to each member of the Board of Directors, which vested immediately. The Company recorded zero non-restricted stock awards compensation expense for the three months ended September 30, 2013 and 2012, respectively. The Company recorded approximately $137,000 and $149,000 of non-restricted stock awards compensation expense for the nine months ended September 30, 2013 and 2012, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Shareholders’ Equity

At September 30, 2013, shareholders’ equity was $426.8 million, or a book value of $8.56 per common share, compared to $558.3 million, or a book value of $11.22 per common share, at December 31, 2012. The decrease in shareholders’ equity from year end primarily relates to the goodwill impairment expense that was recorded in the three months ended June 30, 2013.

On October 28, 2011, the Company’s Board of Directors approved a Share Repurchase Plan authorizing management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. For the three months and nine months ended September 30, 2013, there were no share repurchases. For the three months ended September 30, 2012, there were no share repurchases.  For the nine months ended September 30, 2012, the Company purchased and retired approximately 1.3 million shares of common stock for a total cost of approximately $11.5 million.  The Share Repurchase Plan expired on October 28, 2013.

For the nine months ended September 30, 2013, the Company paid dividends to its common shareholders of $3.0 million. For the nine months ended September 30, 2012, cash dividends paid to common shareholders totaled $7.5 million.

On October 29, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend is payable on December 3, 2013, to shareholders of record as of November 18, 2013.

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$5,516	$(26,610)	$(100,460)	$(26,238)

Common shares:
Basic
Weighted average shares outstanding	49,887,200	49,776,011	49,866,326	50,312,285

Diluted
Weighted average shares outstanding	49,887,200	49,776,011	49,866,326	50,312,285
Dilutive effect of:
Share awards under long term incentive plan	46,340	-	-	-
Total	49,933,540	49,776,011	49,866,326	50,312,285

Net income (loss) per common share
Basic	$0.11	$(0.53)	$(2.01)	$(0.52)
Diluted	$0.11	$(0.53)	$(2.01)	$(0.52)

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – Goodwill

The Company evaluates existing goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill impairment is performed at the reporting unit level.

In accordance with accounting guidance, the Company concluded its reporting units to be specialty insurance operations (the “Specialty Insurance Operations”) and agency operations (the “Agency Operations”). The nature of the business and economic characteristics of all Agency Operations and all Specialty Insurance Operations are similar based upon, but not limited to, the following: (1) management alignment within each reporting unit, (2) the Company’s Insurance Company Subsidiaries operating under a reinsurance pooling arrangement, and (3) the ability of the Company to leverage its expertise and fixed costs within each reporting unit.

Goodwill and intangible assets with indefinite lives are required to be tested for impairment at least once a year or more frequently if management believes indicators of impairment exist. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The performance of the test involves a two-step process.  Step One of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs Step Two to determine the amount of impairment loss. Step Two analysis involves determining the potential impairment of goodwill as the difference between the carried goodwill and the hypothetical fair value of the enterprise less the fair value of the tangible net assets and less the estimation of identifiable intangible assets, such as agent relationships, licenses, trademarks and other intangibles that are not carried on the books at fair value.

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

On August 2, 2013, A.M. Best (insurance industry rating agency) downgraded Meadowbrook's issuer credit rating, as well its financial strength ratings and the issuer credit ratings of its Insurance Company Subsidiaries after the Company reported weaker-than-anticipated second-quarter results.  Subsequent to the announcement, the Company’s stock price decreased by 10%.  These events represented a triggering event for potential goodwill impairment.  The Company completed a Step One interim goodwill impairment evaluation as of June 30, 2013, and determined that a potential goodwill impairment existed in the Specialty Insurance Operations reporting unit, as the carrying value of the unit exceeded its fair value.    The results of Step One analysis indicated that after assigning the fair value of the Specialty Insurance Operations reporting unit to all of the assets and liabilities there would not be any excess fair value over the amounts assigned to allocate to goodwill.  As a result, the Company recorded a provisional impairment adjustment of $115.4 million at June 30, 2013.  This provisional adjustment represented a full impairment of Specialty Insurance Operations’ goodwill.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended September 30, 2013, the Company performed a Step Two analysis of the goodwill impairment test.  The Step Two analysis indicated that the estimation of the fair value of identifiable intangible assets is greater than the amount of other intangibles carried.  To the extent this estimation is greater than the carried amount of other intangibles, the Company is not permitted to write up the other intangibles to fair value.  Based on the Step Two analysis completed during the three months ended September 30, 2013, the Company concluded that no revision was necessary to its estimated goodwill impairment of $115.4 million recorded during the three months ended June 30, 2013. The carrying amount of the remaining goodwill as of September 30, 2013 was $5.6 million and represented goodwill attributable to the Company’s Agency Operations reporting unit.

NOTE 10 – Commitments and Contingencies

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business.  Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings.  Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant.   Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy of insurance at issue. We account for such activity through the establishment of unpaid loss and loss expense reserves.  We also maintain errors and omissions insurance and extra-contractual coverage under reinsurance treaties related to the policy of insurance at issue or other appropriate insurance.  In terms of any retentions or deductibles associated with such insurance, the Company has established accruals for such retentions or deductibles, when necessary, based upon current available information.  In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable; then an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets.  Period expenses related to the defense of such claims are included in the accompanying consolidated statements of income.  Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters.  On the basis of current information, the Company does not believe that there is a reasonable possibility that, other than with regard to the arbitration described below, any material loss exceeding amounts already accrued, if any, will result from any of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate.

Legal Proceedings

Arbitration

The Company purchased a three year underlying per occurrence excess of loss reinsurance agreement (the “Retention Buy Down Treaty”) from the Reinsurer, which reinsured the Company’s statutory workers’ compensation business for the period of January 1, 1999 through January 1, 2002.  Under the Retention Buy Down Treaty, the Company ceded losses to the Reinsurer of approximately $42.6 million. The Company was also a party to an unrelated excess of loss treaty with another reinsurer for its workers compensation business covering the same periods (the “Excess of Loss Treaty”). Under the Excess of Loss Treaty, the Company’s retention was $250,000 per occurrence. The Company purchased the Retention Buy Down Treaty to reduce its $250,000 existing per occurrence retention to $100,000. In approximately 2008, a dispute arose between the Company and the Reinsurer as to how the Retention Buy Down Treaty applied to certain losses. When the Company and the Reinsurer could not come to a mutual understanding, the Company initiated arbitration proceedings requesting payment of its outstanding balance. On July 23, 2013, the arbitration panel issued an interim final award finding the Retention Buy Down Treaty did not include certain losses that the Company believed were subject to the Retention Buy Down Treaty.

During the arbitration, the Reinsurer sought from the Company an award of $1.6 million. This amount reflected the difference between what the Company claimed was due from the Reinsurer ($2.9 million) and what the Reinsurer claimed it was due back from the Company ($4.5 million). The panel awarded the Reinsurer $1.6 million, and $2.0 million in interest, plus attorney’s fees. Based upon the panel’s interpretation of the Retention Buy Down Treaty, the Company was required to reverse certain of its ceded incurred losses due from the Reinsurer. The Company recorded this change in ceded incurred losses during the second quarter of 2013. Notwithstanding the panel’s netting of the outstanding balances, the panel requested the Company submit additional documentation listing all programs covered by the Retention Buy Down Treaty and the Company's retained limit for each program. The Reinsurer was allowed to respond and submit its bill for attorney’s fees. The Company paid the $1.6 million and $2.0 million in interest, as required by the interim final award. On August 6, 2013, the Company submitted the above-mentioned additional documentation.

On August 10, 2013 the Reinsurer argued the Company’s submission as non-compliant. On August 12, 2103 and August 13, 2013, “by majority” the panel issued two orders: (1) the first order determined the Company’s submission of August 6, 2013 was non-responsive; and (2) the second order modified the terms of the interim final award and limited the submissions to documents previously produced in the arbitration.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 19, 2013, the Company brought a Motion to Stay Proceedings before the panel, because it had discovered evidence of what it believed were improper ex parte contacts between the Reinsurer’s lawyer and the arbitrator appointed by the Reinsurer.  On August 29, 2013, the panel (by majority) denied the Company’s Motion to Stay Proceedings.

Thereafter, the Company filed a complaint in state court to vacate and/or modify the interim final award.  Subsequently, the Company filed a Motion to Stay the Arbitration in the state court requesting discovery to investigate what the Company believed was a “tainted” arbitration panel.  The Reinsurer removed the case to the United States District Court for the Eastern District of Michigan under Case No. 2:13-CV-13807.

On September 4, 2013, the Reinsurer filed a response to the Company’s submission before the panel seeking an additional $25 million in damages from the Company.  On September 10, 2013, the Company filed a motion seeking a preliminary injunction from the federal court requesting the court enjoin the panel from issuing any further decisions.

On September 12, 2013 the federal court granted the Company’s preliminary injunction enjoining the panel from issuing any further decisions.  The district court found the Company would likely succeed on its underlying complaint seeking to vacate the interim final award due to: (1) the strong evidence of improper ex parte communications between the arbitrator appointed by the Reinsurer and its lawyer; (2) a breach of the arbitration provision within the Retention Buy Down Treaty because the Reinsurer’s arbitrator and the neutral arbitrator issued two substantive orders without the knowledge or input from the Company’s arbitrator; and  (3) failure of the Reinsurer’s arbitrator to disclose to the Company certain relationships between the Reinsurer and its arbitrator.  The court issued the injunction because it concluded, among other things, that the Company was “likely to prevail on the merits in a breach of contract action.”

The Reinsurer appealed the preliminary injunction.  Correspondingly, the Reinsurer has filed a Motion to Stay all Discovery in the federal court, which has not yet been ruled upon by the court.

Given the inherent uncertainty surrounding the conclusion of this proceeding, an adverse outcome in this matter could have a material impact on our results of operations or cash flows on a particular quarter or annual period. At this time, an estimate of possible loss or range of loss cannot be made. The $1.6 million and the interest of $2.0 million were expensed by the Company during the second quarter and an estimate for the attorney fee portion of the award was also reserved for by the Company. Each of these amounts are being disputed in the federal court proceeding.

Securities Class Actions

On August 15, 2013, a lawsuit was filed in the United States District Court for the Southern District of New York against the Company, Robert Cubbin and Karen Spaun by Gabby Klein, a purported shareholder of the Company, individually and on behalf of a purported class consisting of stockholders who purchased Meadowbrook common stock between July 30, 2012 and August 8, 2013.  On October 7, 2013, a second lawsuit was filed against the same defendants in the same court by Anita Salberg and Family Estates Development, Inc., on behalf of themselves and a purported class of stockholders who purchased Meadowbrook common stock between January 25, 2012 and August 14, 2013.  Both lawsuits allege that during the purported class periods, the defendants made materially false and misleading statements relating to the Company’s reserves and reported goodwill.  There have been two filings by shareholders seeking the consolidation of the lawsuits and appointment as lead plaintiff, which are pending.  The Company intends to vigorously defend against these claims. The Company has not accrued any amounts for the securities class actions as the Company does not believe, based upon current information, that a loss relating to these matters is probable, and an estimate of a range of potential loss relating to these matters, cannot reasonably be made.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Accumulated Other Comprehensive Income

The Company’s comprehensive income includes net earnings plus unrealized gain or loss on available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the income statement, we used a 35 percent tax rate. The following table illustrates the amounts reclassified from accumulated other comprehensive income:

Reclassifications out of accumulated other comprehensive income: Three Months Ended September 30, 2013 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$703	Net realized gains
	(246)	Tax expense
	$457	Net of tax

Reclassifications out of accumulated other comprehensive income: Three Months Ended September 30, 2012 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$880	Net realized gains
	(309)	Tax expense
	$571	Net of tax

Reclassifications out of accumulated other comprehensive income: Nine Months Ended September 30, 2013
(in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$3,898	Net realized gains
	(1,364)	Tax expense
	$2,534	Net of tax

Reclassifications out of accumulated other comprehensive income: Nine Months Ended September 30, 2012
(in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$3,236	Net realized gains
	(1,133)	Tax expense
	$2,103	Net of tax

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended September 30, 2013 and 2012

Forward-Looking Statements

This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: actual loss and loss adjustment expenses exceeding our reserve estimates; competitive pressures in our business; the failure of any of the loss limitation methods we employ; a  failure of additional capital to be available or only available on unfavorable terms; our geographic concentration and the business, economic, natural perils, man made perils, and regulatory conditions within our most concentrated region; our ability to appropriately price the risks we underwrite; goodwill impairment risk employed as part of our growth strategy and the anticipated impact of the goodwill impairment charge recognized in the second quarter of 2013; efforts with regard to the review of strategic alternatives; actions taken by regulators, rating agencies or lenders, including the impact of the downgrade by A.M. Best of the Company’s Insurance Company Subsidiaries’ financial strength rating; increased risks or reduction in the level of our underwriting commitments due to market conditions; a failure of our reinsurers to pay losses in a timely fashion, or at all; interest rate changes; continued difficult conditions in the global capital markets and the economy generally; market and credit risks affecting our investment portfolio; liquidity requirements forcing us to sell our investments; a failure to introduce new products or services to keep pace with advances in technology; the new federal financial regulatory reform; our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries; minimum capital and surplus requirements imposed on our Insurance Company Subsidiaries; acquisitions and integration of acquired businesses resulting in operating difficulties, which may prevent us from achieving the expected benefits; our reliance upon producers, which subjects us to their credit risk; loss of one of our core selected producers; our dependence on the continued services and performance of our senior management and other key personnel; our reliance on our information technology and telecommunications systems; managing technology initiatives and obtaining the efficiencies anticipated with technology implementation; a failure in our internal controls; the cyclical nature of the property and casualty insurance industry; severe weather conditions and other catastrophes; the effects of litigation, including the previously disclosed arbitration and class action litigation or any similar litigation which may be filed in the future; state regulation; and assessments imposed upon our Insurance Company Subsidiaries to provide funds for failing insurance companies.

For additional information with respect to certain of these and other factors, refer to the Item 1A of Part II Report on Form 10-Q for the second quarter ended June 30, 2013 and subsequent filings made with the United States Securities and Exchange Commission. We are not under any obligation to (and expressly disclaim any obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 8, 2013, are those that we consider to be our critical accounting estimates. For the three months and nine months ended September 30, 2013, there have been no material changes in regard to any of our critical accounting estimates.

Non-GAAP Financial Measures

Statutory Surplus

Statutory surplus is a non-GAAP measure with the most directly comparable financial GAAP measure being shareholders’ equity. The following is a reconciliation of statutory surplus to shareholders’ equity:

Meadowbrook Insurance Group, Inc.

Consolidated Statutory Surplus to GAAP Shareholders' Equity
For Nine Months Ended September 30, 2013
(In thousands)

Statutory Consolidated Surplus		$505,598

Statutory to GAAP differences:
Deferred policy acquisition costs	60,232
Unrealized gain (loss) on securities available for sale	1,314
Non-admitted assets and other	2,868

Total Statutory to GAAP differences		64,414

Debt at Holding Company
Bank Debt	(44,000)
Convertible Debt	(87,842)
Debentures	(80,930)

Total Debt at Holding Company		(212,772)

Total Non-Regulated Entities		69,558
GAAP Consolidated Shareholders' Equity		$426,798

Net Operating (Loss) Income and Net Operating (Loss) Income Per Share

Net operating income (loss) and net operating income (loss) per share are non-GAAP measures that represent net income (loss) excluding net realized gains or loss, net of tax. The most directly comparable financial GAAP measures to net operating income (loss) and net operating income (loss) per share are net income (loss) and net income (loss) per share, respectively. Net operating income (loss) and net operating income (loss) per share are intended as supplemental information and are not meant to replace net income (loss) or net income (loss) per share. Net operating income (loss) and net operating income (loss) per share should be read in conjunction with the GAAP financial results. The following is a reconciliation of net operating income (loss) to net income (loss), as well as net operating income (loss) per share to net income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net operating income (loss)	$5,077	$(27,223)	$(103,136)	$(28,448)
Net realized gains, net of tax	439	613	2,676	2,210
Net income (loss)	$5,516	$(26,610)	$(100,460)	$(26,238)

Diluted earnings per common share:
Net operating income (loss)	$0.10	$(0.55)	$(2.07)	$(0.57)
Net income (loss)	$0.11	$(0.53)	$(2.01)	$(0.52)
Diluted weighted average common shares outstanding	49,933,540	49,776,011	49,866,326	50,312,285

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Accident year combined ratio	99.2%	107.9%	99.7%	100.9%
Increase in net ultimate loss estimates on prior year loss reserves	3.8%	19.2%	7.0%	13.0%
GAAP Combined ratio	103.0%	127.1%	106.7%	113.9%

We believe the accident year combined ratio provides investors with valuable information for comparison to historical trends and current industry estimates. We also believe that it is useful for investors to evaluate the accident year combined ratio and GAAP combined ratio separately when reviewing and evaluating our performance.

Year-to-Date Developments

A.M. Best Downgrades the Company’s Financial Strength Rating

On August 2, 2013, A.M. Best Company (“A.M. Best”) lowered Meadowbrook’s issuer credit rating, as well its financial strength ratings and downgraded the Company’s Insurance Company Subsidiaries’ financial strength rating from “A-” (Excellent) with a “negative” outlook to “B++” (Good) with a “stable” outlook. As a result of this development, we could experience a negative impact to our operations.

Agreement to Provide “A” Rated Policy Insurance Solution

Effective July 1, 2013, certain of our Insurance Company Subsidiaries entered into quota share reinsurance agreement(s) with State National Insurance Company, National Specialty Insurance Company and United Specialty Insurance Company (collectively, “SNIC”), which will provide certain of our Insurance Company Subsidiaries the use of an “A” rated policy issuance carrier for a portion of the Company’s business where an “A” rated policy issuer is required.  For the three months ended September 30, 2013, we assumed $85.1 million in direct written premium from SNIC.  The impact of the fee on the three and nine months ended September 30, 2013 expense ratios were 0.4% and 0.2%, respectively.

Termination of Quota Share Reinsurance Treaty

The quota share reinsurance treaty entered into December 31, 2012 was terminated in the third quarter for business effective October 1, 2013 and after. At September 30, 2013, we had ceded unearned premium of $40.0 million, which will be earned over the next twelve months, based on the premium effective date.  The total pre-tax costs remaining, are $2.8 million (7% of the $40.0 million in ceded unearned premium), or $0.06 per share.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Executive Overview

Our results for the third quarter of 2013 were impacted by the increase in net ultimate loss estimates for 2012 and prior accident years, which added 3.8 percentage points to the GAAP combined ratio. The third quarter of 2013 results also reflect a 1.6 combined ratio percentage points impact from the quota share reinsurance treaty that was entered into during the fourth quarter of 2012. Our GAAP combined ratio was 103.0% for the third quarter of 2013 compared to 127.1% for the comparable period in 2012. Our accident year combined ratio was 99.2% for the third quarter of 2013, compared to 107.9% in 2012.  The third quarter of 2013 was also impacted by after-tax storm losses of $3.8 million, or $0.08 per diluted share, compared to $8.4 million, or $0.17 per diluted share, in the same quarter of 2012.

Net operating income (loss), a non-GAAP measure, increased $32.3 million, from a loss of $27.2 million, or ($0.55) per diluted share for the third quarter ended September 30, 2012, to net operating income of $5.1 million, or $0.10 per diluted share for the third quarter ended September 30, 2013. The third quarter 2013 results include an after-tax increase in net ultimate loss estimates for 2012 and prior accident years of $4.5 million, or $0.09 per diluted share. The third quarter of 2012 results include an after-tax increase in net ultimate loss estimates for 2011 and prior accident years of $27.9 million, or $0.56 per diluted share. In addition, the third quarter 2013 after-tax results were reduced by $1.5 million, or $0.03 per diluted share as a result of the quota share reinsurance treaty.

Gross written premium decreased $48.9 million, or 16.0%, to $257.0 million in 2013, compared to $305.9 million in 2012. This decrease primarily reflects the impact of business that was terminated during the fourth quarter of 2012 and planned premium reductions in specific underperforming programs.  The decrease was partly offset by achieved rate increases and the maturation of existing programs.

Results of Operations

Net income for the three months ended September 30, 2013, was $5.5 million, or $0.11 per dilutive share compared to net loss of ($26.6 million), or ($0.53) per dilutive share, for the comparable period of 2012. Net operating income, a non-GAAP measure, for the three months ended September 30, 2013 was $5.1 million or $0.10 per dilutive share, compared to net operating loss of ($27.2 million), or ($0.55) per dilutive share for the comparable period in 2012. Total diluted weighted average shares outstanding for the three months ended September 30, 2013 was 49,933,540 compared to 49,776,011 for the comparable period in 2012.  This increase was caused by the issuance of certain stock awards.

Revenues

Revenues for the three months ended September 30, 2013 decreased $41.7 million, or 17.0%, to $203.9 million, from $245.5 million for the comparable period in 2012. This decrease primarily reflects the reduction within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Three Months Ended September 30,
	2013	2012
Revenue:
Net earned premiums	$181,056	$223,407
Management administrative fees	5,270	2,705
Claims fees	1,736	1,596
Commission revenue	3,452	3,109
Net investment income	11,695	13,815
Net realized gains	675	902
Total revenue	$203,884	$245,534

Net earned premiums decreased $42.4 million, or 19.0%, to $181.1 million for the three months ended September 30, 2013, compared to $223.4 million for the same period in 2012. This decrease was primarily the result of the quota share reinsurance treaty, as well as termination of, or reductions in, certain programs where pricing and underwriting did not meet our targets.

Net investment income decreased by $2.1 million, or 15.3%, to $11.7 million for the three months ended September 30, 2013, compared to $13.8 million for the same period in 2012. The decrease reflects the impact from the fourth quarter 2012 sale of a portion of our bond portfolio in order to generate realized gains. We reinvested the proceeds from the sale during the first quarter of 2013, at lower interest rates.

Management administrative fees increased by $2.6 million, or 95%, from $2.7 million in the third quarter 2012 to $5.3 million in third quarter of 2013.  In the third quarter of 2013, a portion of our management administrative fee revenue that was previously eliminated as an intercompany transaction is now included with the SNIC policy issuance relationship. As such, that portion of the fee is no longer eliminated as it is considered third party revenue.

Expenses

Expenses decreased $95.1 million from $294.3 million for the three months ended September 30, 2012 compared to $199.1 million for the three months ended September 30, 2013. This decrease was primarily driven by an $80.5 million decrease in net losses and loss adjustment expenses.

The following table sets forth the components of expenses (in thousands):

	For the Three Months Ended September 30,
	2013	2012
Expense:
Net losses and loss adjustment expenses	$132,247	$212,698
Policy acquisition and other underwriting expenses	54,228	71,373
General selling & administrative expenses	7,026	5,745
General corporate expenses	1,025	717
Amortization expense	1,037	1,372
Interest expense	3,581	2,372
Total expenses	$199,144	$294,277

Net loss and loss adjustment expenses (“LAE”) decreased $80.5 million, to $132.2 million for the three months ended September 30, 2013, compared to $212.7 million for the same period in 2012. Our calendar year loss and LAE ratio was 73.0% for the three months ended September 30, 2013 compared to 95.2% for the three months ended September 30, 2012. The loss and LAE ratio for the third quarter of 2013 includes a 3.8 percentage point increase from net ultimate loss estimates for accident years 2012 and prior, whereas the 2012 results included a 19.2 percentage point increase from net ultimate loss estimates for accident years 2011 and prior. The accident year loss and LAE ratio was 69.2% for the three months ended September 30, 2013 compared to 76.0% for the three months ended September 30, 2012. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses decreased $17.1 million, to $54.2 million for the three months ended September 30, 2013 compared to $71.4 million for the same period in 2012. Our expense ratio decreased 1.9 percentage points to 30.0% for the three months ended September 30, 2013, compared to 31.9% for the same period in 2012. The decrease in the expense ratio reflects the benefit of the ceding commission from the quota share reinsurance treaty of $17.4 million in the third quarter of 2013 that did not exist in third quarter 2012, partially offset by an increase in corporate overhead costs related to a reallocation of overhead costs from the Company’s fee-for service operations to the Insurance Company Subsidiaries’ operations.  The reallocation added 1.4 percentage points to the expense ratio and reflected a shift of corporate resources used to support capital and operating enhancements focused on strengthening statutory surplus and returning the insurance companies to an underwriting profit.  This reallocation had no net income effect as there was a corresponding decrease to general selling & administrative costs.

Interest expense for the three months ended September 30, 2013 increased $1.2 million, to $3.6 million, compared to $2.4 million for the same period in 2012. The increase in interest expense is primarily attributed to the Notes we issued in the first quarter of 2013.

The GAAP effective tax rate for the three months ended September 30, 2013 and 2012 was 6.9% and 43.9% respectively. These rates include adjustments to an annual operating effective tax rate. The expected annual operating tax rate primarily excludes discrete charges related to the arbitration allowance and the goodwill impairment charge taken during the second quarter of 2013.  Excluding these discrete items, the annual operating effective tax rate for 2013 is expected to be approximately (8.8%). Income tax expense on capital gains and the change in our valuation allowance on deferred tax assets was $0.2 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively. The lower 2013 quarterly operating federal effective tax rate reflects a higher concentration of tax-advantaged investment income compared to 2012.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Executive Overview

Our results for the nine months ended September 30, 2013 were impacted by a $115.4 million, or $2.31 per diluted share, goodwill impairment charge that we recorded during the second quarter of 2013, as described in Note 9 – Goodwill of the Notes to the Consolidated Financial Statements. In addition, our results for the nine months ended September 30, 2013 were impacted by an evaluation of the impact of an adverse interim final award from a reinsurance arbitration, which added 1.3 percentage points to the GAAP combined ratio before the impact of the quota share reinsurance treaty, and the increase in net ultimate loss estimates for 2012 and prior accident years, which added 7.0 percentage points to the GAAP combined ratio. The nine months ended September 30, 2013 results also reflect a 2.6 combined ratio percentage points impact from the quota share reinsurance treaty that was entered into during the fourth quarter of 2012. Our GAAP combined ratio was 106.7% for the nine months ended September 30, 2013, compared to a GAAP combined ratio of 113.9% in the same period of 2012. Our accident year combined ratio was 99.7% for the nine months ended September 30, 2013, compared to 100.9% in the same period of 2012.

Net operating loss, a non-GAAP measure, was ($103.1 million), or ($2.07) per diluted share for the nine months ended September 30, 2013. Excluding the impact of the goodwill impairment charge, net operating loss was ($1.6 million), or ($0.03) per diluted share for the nine months ended September 30, 2013, compared to net operating loss of ($28.5 million), or ($0.57) per diluted share for the nine months ended September 30, 2012. Results of the nine months ended September 30, 2013 include an after-tax increase in net ultimate loss estimates for 2012 and prior accident years of $24.1 million, or $0.48 per diluted share. By contrast, results of the nine months ended September 30, 2012 include an after-tax increase in net ultimate loss estimates for 2011 and prior accident years of $52.9 million, or $1.05 per diluted share. The nine months ended September 30, 2013 after-tax results were impacted by $5.3 million, or $0.11 per diluted share, as a result of an adverse interim final award from a reinsurance arbitration. In addition, the nine months ended September 30, 2013 after-tax results were impacted by $5.6 million, or $0.11 per diluted share as a result of the quota share reinsurance treaty.

Gross written premium decreased to $758.8 million for the nine months ended September 30, 2013, compared to $820.0 million for the same period in 2012. This anticipated decrease primarily reflects the impact of business that was discontinued in 2012. This decrease was largely offset by the accelerating pace of rate increases that have been achieved in combination with the maturation of existing programs.

Results of Operations

Net loss for the nine months ended September 30, 2013, was ($100.5 million), or ($2.01) per dilutive share compared to a net loss of ($26.2 million), or ($0.52) per dilutive share for the comparable period in 2012. Excluding the impact of the goodwill impairment charge, net income for the nine months ended September 30, 2013, was $1.1 million, or $0.02 per dilutive share, compared to net loss of ($26.2 million), or ($0.52) per dilutive share, for the same period in 2012. Net operating loss, a non-GAAP measure, for the nine months ended September 30, 2013 was ($103.1 million) or ($2.07) per dilutive share. Excluding the impact of the goodwill impairment charge, net operating loss for the nine months ended September 30, 2013, was ($1.6 million), or ($0.03) per dilutive share, compared to net operating loss of ($28.5 million), or ($0.57) per dilutive share for the same period in 2012. Total diluted weighted average shares outstanding for the nine months ended September 30, 2013 was 49,866,326 compared to 50,312,285 for the same period in 2012. This decrease reflects the impact of our Share Repurchase Plan.

Revenues

Revenues for the nine months ended September 30, 2013 decreased $102.4 million, or 14.7%, to $594.5 million, from $696.9 million for the comparable period in 2012. This decrease primarily reflects the reduction within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Nine Months Ended September 30,
	2013	2012
Revenue:
Net earned premiums	$527,425	$627,525
Management administrative fees	11,411	8,457
Claims fees	5,152	4,856
Commission revenue	12,068	11,614
Net investment income	34,603	41,230
Net realized gains	3,860	3,201
Total revenue	$594,519	$696,883

Net earned premiums decreased $100.1 million, or 16.0%, to $527.4 million for the nine months ended September 30, 2013, from $627.5 million in the comparable period in 2012. This decrease was primarily the result of the quota share reinsurance treaty, as well as termination of, or reductions in, certain programs where pricing and underwriting did not meet our targets.

Net investment income decreased by $6.6 million, or 16.1%, to $34.6 million for the nine months ended September 30, 2013, from $41.2 million in the comparable period in 2012. The decrease reflects the impact from the fourth quarter 2012 sale of a portion of our bond portfolio in order to generate realized gains. We reinvested the proceeds during the first quarter of 2013, with the replacement of those bonds at lower interest rates.

Net realized gains increased by $0.7 million, or 20.6%, to $3.9 million for the nine months ended September 30, 2013, from $3.2 million in the comparable period in 2012. The increase in realized gains during 2013 relates to higher volume of sales primarily from the repositioning our common equity portfolio.

Expenses

Expenses decreased $33.5 million from $746.4 million for the nine months ended September 30, 2012 compared to $712.9 million for the nine months ended September 30, 2013. This decrease is primarily the result of the adverse development on prior year reserves in 2012.

The following table sets forth the components of expenses (in thousands):

	For the Nine Months Ended September 30,
	2013	2012
Expense:
Net losses and loss adjustment expenses	$399,434	$511,203
Policy acquisition and other underwriting expenses	163,283	203,479
General selling & administrative expenses	18,950	18,411
General corporate expenses	3,301	2,848
Amortization expense	3,146	4,095
Goodwill impairment expense	115,397	-
Interest expense	9,431	6,382
Total expenses	$712,942	$746,418

Net loss and LAE decreased $111.8 million, to $399.4 million for the nine months ended September 30, 2013, compared to $511.2 million for the same period in 2012. Our calendar year loss and LAE ratio was 75.7% for the nine months ended September 30, 2013 compared to 81.5% for the nine months ended September 30, 2012. The loss and LAE ratio for the nine months ended September 30, 2013 includes a 7.0 percentage point increase from net ultimate loss estimates for accident years 2012 and prior, whereas the 2012 results included a 13.0 percentage point increase from net ultimate loss estimates for accident years 2011 and prior. The accident year loss and LAE ratio was 68.7% for the nine months ended September 30, 2013 compared to 68.5% for the nine months ended September 30, 2012. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses decreased $40.2 million, to $163.3 million for the nine months ended September 30, 2013 compared to $203.5 million for the same period in 2012. Our expense ratio decreased 1.4 percentage points to 31.0% for the nine months ended September 30, 2013, compared to 32.4% for the same period in 2012. The decrease reflects our ability to leverage fixed costs and growth in business for which we receive a ceding commission for providing insurance services to a workers’ compensation placement facility. Partly offsetting the decrease was the impact of the adverse interim final accrual on the reinsurance arbitration (discussed in Note 10 - Commitments and Contingencies) and the cost of the SNIC relationship entered into in the third quarter of 2013 (discussed in the “Year-to-Date Developments” section).

Interest expense for the nine months ended September 30, 2013, increased $3.0 million, to $9.4 million, compared to $6.4 million for the comparable period in 2012. The increase in interest expense is primarily attributed to the Notes we issued in the first quarter of 2013.

The GAAP effective tax rate for the nine months ended September 30, 2013 was approximately 13.2%, compared to 43.4%, for the same period in 2012. These rates include adjustments to an annual operating effective tax rate. The expected annual operating tax rate primarily excludes discrete charges related to the arbitration allowance and the goodwill impairment charge taken during the second quarter of 2012.  Excluding these discrete items, the annual operating effective tax rate for 2013 is expected to be approximately (8.8%). Income tax expense (benefit) on capital gains and the change in our valuation allowance on deferred tax assets was $1.2 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively. The lower 2013 year-to-date operating federal effective tax rate reflects a higher concentration of tax-advantaged investment income compared to 2012.

Other Items

Equity earnings of affiliates, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holdings, LLC (“MFH”), for $14.8 million in cash. We are not required to consolidate this investment because we are not the primary beneficiary of the business, nor do we control the entity’s operations. Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting. Star recognizes 28.5% of the profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from MFH of $2.0 million, or $0.04 per dilutive share, for the nine months ended September 30, 2013, compared to $2.0 million, or $0.04 per dilutive share, for the comparable period of 2012. We received dividends from MFH in the nine months ended September 30, 2013 and 2012, for $2.0 million and $3.1 million, respectively.

In November 2012, our subsidiary, Century Surety Company, committed to a $10 million strategic equity investment in Aquiline Financial Services Fund II L.P. As of September 30, 2013, approximately $6.1 million of the commitment had been satisfied with $3.9 million of unfunded commitment remaining. Our ownership interest is approximately 1.34% of the fund, which we are accounting for under the equity method of accounting. Century Surety Company will recognize 1.34% of the Fund’s profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from the Aquiline Financial Services Fund II L.P. of $0.8 million, or $0.02 per dilutive share, for the nine months ended September 30, 2013.

Reserves

At September 30, 2013, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $1.1 billion. We established a reasonable range of reserves of approximately $0.97 billion to $1.2 billion. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$435,777	$505,580	$476,424
Residual Markets	20,480	22,682	22,023
Commercial Multiple Peril / General Liability	383,077	519,373	446,817
Commercial Automobile	107,610	127,571	117,792
Other	27,228	31,653	29,544
Total Net Reserves	$974,172	$1,206,859	$1,092,600

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the nine months ended September 30, 2013, and the year ended December 31, 2012.

For the nine months ended September 30, 2013, we reported an increase in net ultimate loss estimates for accident years 2012 and prior of $37.0 million, or 3.4% of $1.1 billion of beginning net loss and LAE reserves at December 31, 2012. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2013 that differed from the projected activity. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2012	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at September 30, 2013

Workers' Compensation	$448,591	$164,560	$17,060	$181,620	$22,796	$130,991	$153,787	$476,424
Residual Markets	18,451	7,929	264	8,193	1,756	2,865	4,621	22,023
Commercial Multiple Peril / General Liability	427,296	107,946	17,870	125,816	8,406	97,889	106,295	446,817
Commercial Automobile	138,705	37,790	2,704	40,494	11,663	49,744	61,407	117,792
Other	41,032	44,195	(884)	43,311	28,920	25,879	54,799	29,544
Net Reserves	1,074,075	$362,420	$37,014	$399,434	$73,541	$307,368	$380,909	1,092,600
Reinsurance Recoverable	381,905							486,791
Consolidated	$1,455,980							$1,579,391

The following table shows the re-estimated December 31, 2012 held reserves by line as of September 30, 2013 (in thousands):

Line of Business	Reserves at December 31, 2012	Re-estimated Reserves for December 31, 2012 at September 30, 2013	Development as a Percentage of Prior Year Reserves

Workers' Compensation	$448,591	$465,651	3.8%
Commercial Multiple Peril / General Liability	427,296	445,166	4.2%
Commercial Automobile	138,705	141,409	1.9%
Other	41,032	40,148	-2.2%
Sub-total	1,055,624	1,092,374	3.5%
Residual Markets	18,451	18,715	1.4%
Total Net Reserves	$1,074,075	$1,111,089	3.4%

Workers’ Compensation Excluding Residual Markets

The net ultimate loss estimates for accident years 2012 and prior in the workers' compensation line of business increased $17.1 million, or 3.8%. This was driven primarily by increases of $6.4 million and $6.6 million in 2011 and 2010, respectively.  These increases are related to two California workers’ compensation insurance programs.  This increase was partially offset by decreases in other years.  Additional increases of $1.9 million, $2.1 million, and $1.3 million in accident years 2001, 2000, and 1999, respectively, were related to an adverse reinsurance arbitration. The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril / General Liability

The net ultimate loss estimates for accident years 2012 and prior in the commercial multi-peril/general liability line of business increased $17.9 million, or 4.2%. This was driven primarily by increases of $2.8 million, $3.8 million, $1.7 million, $2.4 million, $2.5 million, $2.7 million, and $1.3 million in accident years 2012, 2011, 2010, 2009, 2008, 2007, and 2006, respectively.  This increase was primarily due to an excess liability program, a general agency program, a habitational program, an ocean marine program, a restaurant program, and a professional liability program.  The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The $2.7 million increase, or 1.9%, in net ultimate loss estimates for the commercial automobile line of business was primarily from increases of $3.9 million accident year 2012.  This increase was from a countrywide program and a transportation program.  The increase in net ultimate loss estimates was partially offset by decreases of $1.3 million and $1.0 million in accident years 2011 and 2009, respectively.  These decreases were related to movements in a countrywide program.  The change in ultimate loss estimates for all other accident years was insignificant.

Other

The $0.9 million decrease, or 2.2%, in net ultimate loss estimates in other lines of business is primarily from a decrease of $1.2 million in accident year 2012.  This decrease was related to small changes in several programs.  The decrease in net ultimate loss estimates was partially offset by increases in other years.  The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had an increase in net ultimate loss estimate of $0.3 million, or 1.4% of net reserves. This increase reflects rises in the net ultimate loss estimates for various accident years.  We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the ordinary dividend available that can be paid from the Insurance Company Subsidiaries during 2013 is $42.6 million without prior regulatory approval. Of this $42.6 million, no ordinary dividends have been declared and paid as of September 30, 2013. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $130.7 million of extraordinary dividends in 2013, subject to prior regulatory approval. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and A.M. Best’s Capital Adequacy Ratio. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were zero and $12.5 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 2.0 to 1.0 and 1.3 to 1.0, respectively.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service obligations, shareholders’ dividends and other operating expenses of the holding company and non-regulated subsidiaries. Earnings (before interest, taxes, impairment charges, depreciation, and amortization from non-regulated subsidiaries) were approximately $9.8 million for the nine months ended September 30, 2013.

On August 29, 2012, the Company executed $130.0 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $30.0 million term loan facility and a $100.0 million revolving credit facility.  On September 19, 2013, the Company amended the Credit Facilities pursuant to a Second Amendment to Credit Agreement and Waiver (the “Amendment”).  Under the Amendment, the term loan facility continues to have a four year term, along with no changes to the amortization period. As of September 30, 2013, the outstanding balance on its term loan facility was $24.0 million.

The Amendment reduced the available borrowing under the revolving credit facility from $100.0 million to $30.0 million with further periodic reductions to $21.0 million as of March 31, 2016.  The Amendment also established an amortization schedule for the revolving credit facility beginning on September 30, 2014.  The Company has $20.0 million outstanding under its revolving credit facility as of September 30, 2013, and $0.5 million in letters of credit have been issued as of September 30, 2013.

The undrawn portion of the revolving credit facility, which was $9.5 million as of September 30, 2013, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. As of September 30, 2013, we were in compliance with our financial covenants applicable to the Credit Facilities, as described in Note 4 - Debt.

Because of our Insurance Company Subsidiaries’ membership in the FHLBI, we have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity. As of September 30, 2013, we had borrowed $30.0 million from the FHLBI. The proceeds were used to fund purchases of high quality bonds with maturities that match the maturity of the FHLBI credit facility. Due to the low cost of the FHLBI funding, we expect to generate returns in excess of its cost of borrowing under this strategy. We have the ability to increase our borrowing capacity through additional investments in FHLBI and pledging additional securities. As of December 31, 2012, we had $30.0 million of borrowings outstanding from the FHLBI.

Cash flows provided by operations was $18.9 million for the nine months ended September 30, 2013, compared to $127.9 million for the nine months ended September 30, 2012. The decrease in operating cash flows reflects a net cash outflow from the quota share treaty that was entered into during the fourth quarter of 2012 as well as a reduction in cash from underwriting activities. We maintain a strong balance sheet with diversified geographic risks, high quality reinsurance, and a high quality investment portfolio.

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

Investment Portfolio

As of September 30, 2013 and December 31, 2012, the recorded values of our investment portfolio, including cash and cash equivalents, were both $1.7 billion.

In general, we believe our overall investment portfolio is conservatively invested. The effective duration of the investment portfolio at September 30, 2013, is 5.1 years, compared to 4.8 years at September 30, 2012. Our pre-tax book yield, excluding cash and cash equivalents was 3.1% at September 30, 2013, compared to 3.4% at December 31, 2012. The tax equivalent yield, excluding cash and cash equivalents was 3.6% at September 30, 2013, compared to 4.0% at December 31, 2012. Approximately 99.7% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

Refer to Note 7 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commitments

On March 18, 2013, the Company issued the Notes, which mature on March 15, 2020. As a result of the issuance of the Notes, as of September 30, 2013, the total debt (including debentures) of the Company and its non-regulated subsidiaries was $212.7 million, and the payments due in more than five years increased to $180.9 million. For additional information regarding the Notes, refer to Note 4 ~ Debt of the Notes to the Consolidated Financial Statements. For the nine months ended September 30, 2013, there were no other material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of September 30, 2013. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest Rate Risk

Interest rate risk is managed within the context of an asset and liability management strategy for which the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio effective duration of between three and a half and five and a half years. At September 30, 2013, our fixed income portfolio had an effective duration of 5.1 years, compared to 5.1 years at December 31, 2012.

At September 30, 2013, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.6 billion. Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of common stocks, preferred stocks and mutual funds with an emphasis on dividend income. These investments comprise 7.0% of our investment portfolio.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,546,284	$1,474,735	$1,400,244
Yield to Maturity or Call	1.7%	2.5%	3.5%
Effective Duration	5.0	5.1	5.1

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, if included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At September 30, 2013 and December 31, 2012, we had outstanding debentures of $80.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates. Thus, our interest expense on our term loan is directly correlated to market interest rates. At September 30, 2013, we had an outstanding balance on our term loan of $24.0 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $240,000. At December 31, 2012 we had an outstanding balance on our term loan of $28.5 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $285,000.

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

In addition, our revolving line of credit under which we can borrow up to $30.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At September 30, 2013 and December 31, 2012, we had a $20.0 million outstanding balance on our line of credit. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $200,000. In addition, at September 30, 2013 and December 31, 2012, $0.5 million in letters of credit had been issued.

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

As of September 30, 2013, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended September 30, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 10 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2013, which is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-Q for the quarter ended June 30, 2013 and our other filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

The following documents are filed as part of this Report:

Exhibit
No.	Description

10.1
Second Amendment to Credit Agreement and Waiver, dated as of September 19, 2013, by and among the Company, as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and KeyBank, N.A., as Syndication Agents, J.P. Morgan Securities, LLC, as the Sole Bookrunner and Sole Lead Arranger, and the other lenders party thereto (incorporated by reference from Current Report on Form 8-K filed on September 20, 2013).

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
Senior Vice President and
Chief Financial Officer

Dated: November 12, 2013

EXHIBITS INDEX

Exhibit
No.	Description

10.1
Second Amendment to Credit Agreement and Waiver, dated as of September 19, 2013, by and among the Company, as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and KeyBank, N.A., as Syndication Agents, J.P. Morgan Securities, LLC, as the Sole Bookrunner and Sole Lead Arranger, and the other lenders party thereto (incorporated by reference from Current Report on Form 8-K filed on September 20, 2013).

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