Form 10-K
period 2013-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2014-03-05
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013 was $400,594,216.  As of February 21, 2014, there were 49,887,200 shares of the Company’s common stock ($.01 par value) outstanding.

Documents Incorporated by Reference

Certain portions of the Registrant’s Proxy Statement for the 2014 Annual Shareholders’ Meeting scheduled for May 16, 2014 are incorporated by reference into Part III of this report.

MEADOWBROOK INSURANCE GROUP, INC.

PART I

ITEM 1. BUSINESS

Legal Organization

Meadowbrook Insurance Group, Inc. (NYSE: MIG) is a holding company organized as a Michigan corporation in 1985. Our principal executive offices are located at 26255 American Drive, Southfield, Michigan 48034-6112 (telephone number: (248) 358-1100). Meadowbrook was initially founded in 1955 as “Meadowbrook Insurance Agency” and was subsequently incorporated in Michigan in 1965.

As used in this Form 10-K, references to the “Company”, “we”, “us”, or “our” refer to Meadowbrook Insurance Group, Inc. (“Meadowbrook”) and its subsidiaries: Star Insurance Company (“Star”), ProCentury Corporation (“ProCentury”), Meadowbrook Inc., and Crest Financial Corporation. References to Meadowbrook also include Star’s wholly-owned subsidiaries Ameritrust Insurance Corporation (“Ameritrust”), Savers Property and Casualty Insurance Company (“Savers”), and Williamsburg National Insurance Company (“Williamsburg”) and ProCentury’s wholly-owned subsidiaries Century Surety Company (“Century”), ProCentury Insurance Company (“PIC”), and ProCentury Risk Partners Insurance Company (“PROPIC”).

Star, Savers, Williamsburg, Ameritrust, Century, and PIC are collectively referred to as the “Insurance Company Subsidiaries.”

Recent Developments

Adverse Loss Development

In 2013, we experienced significant adverse loss development in prior accident years.  For the year ended December 31, 2103, we reported an increase in net ultimate loss estimates for accident years 2012 and prior of $68.4 million, $31.4 million of which was recorded in the fourth quarter of 2013.

A.M. Best Downgrades the Company’s Issuer Credit Rating

Following the release of our 2013 fourth quarter results, on February 21, 2014, A.M. Best Company (“A.M. Best”) downgraded the issuer credit rating for our Insurance Company Subsidiaries to “bbb” from “bbb+” while affirming their financial strength rating of B++ (Good).  A.M. Best also downgraded Meadowbrook’s issuer credit rating to “bb” from “bb+” and revised the outlook for the Insurance Company Subsidiaries to "negative" from "stable".  As a result of this recent development, we could experience a negative impact to our operations as described under "Risk Factors" below.

Business Overview

We are a specialty niche focused commercial insurance underwriter and insurance administration services company, which also owns/operates insurance agencies and third-party administrators. We recognize revenue within the following categories: net earned premiums, management administrative fees, claims fees, commission revenue, net investment income, and net realized gains (losses). We remain committed to our core business model where we seek to combine our diverse revenue streams and efficient capital management to deliver consistent long-term growth in shareholder value.

We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis through a broad and diverse network of independent retail agents, wholesalers, program administrators and general agents, who value service, specialized knowledge, and focused expertise. Program business refers to an aggregation of individually underwritten homogeneous risks that have similar characteristics and are distributed through a select group of agents.

Through our agency operations, we also generate commission revenue. Our agencies are located in Michigan, California, Massachusetts, and Florida and produce commercial, personal lines, life and accident and health insurance which are placed primarily with unaffiliated insurance carriers. Although our agencies are a minimal source of business for our Insurance Company Subsidiaries, the agency operations remain a core strategy enabling us to balance our sources of revenue while staying in touch with the needs of independent agents within our own insurance carrier operations.

The Company’s objective is to create value by emphasizing a regional focus and diverse source of revenues between underwriting premiums, fee-for-service revenue and commissions:

Within our insurance company operations, we believe our approach balances an effective local touch with efficient national coordination and positions us to opportunistically pursue a wide range of business in response to changing market conditions.

Within our fee-for-service operations, we generate fee revenue by providing administrative and risk management services to self-insured groups, municipal pools and trusts.

Through our agency operations, we earn commission revenue through securing quality business and personal insurance products for our clients.

Our mission dictates our commitment to serving:

•    our clients, by providing them with customized insurance products and services, with an emphasis on developing long-term relationships;
•    our associates, for whom we foster a positive and professional work environment with a strong commitment to diversity and equal opportunities for advancement;
•    our shareholders, by promoting steady growth, financial stability and superior long-term investment opportunities; and
•    our communities, by supporting charitable, cultural and educational organizations nationwide, while honoring our responsibility to protect the environment.

MEADOWBROOK INSURANCE GROUP, INC.

Our strategy is to generate profitable results and to deliver consistent, long-term shareholder value. To achieve these results we seek to leverage the unique characteristics of our balanced business model to generate:

•	consistent, profitable underwriting results;
•	predictable investment income in a low-risk, high-quality, primarily fixed income portfolio;
•	steady fee and commission income;
•	strong cash flow from our Insurance Company Subsidiaries and non-regulated fee-based services to leverage invested assets to equity and mange debt service;
•	steady growth through rate increases and select new business with proven track records;

We create a competitive advantage by investing in the talent and technology to efficiently service our clients; through strategically identified industry niches and individual account selectivity; and adequate pricing and focused claims handling.

We monitor our objectives and strategy within the context of the interest rate environment, insurance market cycle conditions, inflation and general economic conditions. Our enterprise risk management (“ERM”) and capital management strategies are designed to ensure our compliance with regulatory guidelines and that our industry reputation is in good-standing.  As we seek to maximize long-term shareholder value, our priorities and corresponding risk appetite may be influenced by these factors.

The Meadowbrook Approach

We have built our business in a manner that is designed to adapt to changing market conditions and deliver more predictable results. The following highlights key aspects of our model that contribute to our balanced approach:

Diverse Revenue Sources: We generate the vast majority of our revenues from net earned premiums. To help generate our premiums, we have developed specialty niche expertise relative to a wide range of underwriting risks. Consequently, our premium base is broadly diversified by line of business, customer, type of distribution and geography. We also generate fee-for-service revenues from risk management services and commission revenue from our agencies that are not related to our insurance underwriting operations. Our range of capabilities provides flexibility for our long-term business development efforts as we seek to generate profitable growth. We also believe revenue diversification reduces our risk profile and enhances the sustainability of our business model.

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

MEADOWBROOK INSURANCE GROUP, INC.

Conservative Investment Philosophy: We seek to generate consistent investment income through a low-risk, high-quality investment portfolio.  We manage overall credit, interest rate, and liquidity risks when making investment decisions. We invest in highly-rated, investment grade securities. The duration of our high quality investment portfolio is well matched to our loss reserves and our investment approach reinforces our focus on underwriting profitability.

Ability to Attract and Retain Talented Insurance Professionals throughout United States: We have assembled a team of talented insurance professionals and are committed to providing career development opportunities and building a culture focused on delivering superior customer service. Our associates possess a wide range of expertise across all functions and lines of business. Moreover, our regional structure enables our associates to deliver strong and responsive local service to our clients. We believe this is a unique aspect of our business model that enables us to better serve our agency network.

Culture of Disciplined Underwriting, Claims Handling & Reserving: We have built a control environment that emphasizes a commitment to disciplined underwriting, claims handling and reserving. New business opportunities undergo a rigorous due diligence process with input provided from key functional areas and existing business is actively managed as discussed below.

Our underwriters are focused on achieving pricing adequacy and appropriate risk selection through adherence to program or insurance product underwriting guidelines. Underwriting trends are closely monitored, which enables us to proactively manage our business as we seek to deliver more predictable results. Our specialty lines products rely on dedicated underwriter leadership whereby the product is managed to meet a defined type of insured and we retain full underwriting and pricing authority.  Our main street excess and surplus lines business includes binding authority and brokerage production sources. Our non-admitted program business employs dedicated underwriting specialists in the particular class of business being considered. These professionals review policy files for completeness and compliance with our terms, conduct on-site audits, and, when necessary, send and enforce underwriting notifications on files found to be out of compliance.  With regard to property coverages, we limit exposures from catastrophe prone areas and purchase excess of loss and catastrophe reinsurance.

Additionally, our actuarial associates support underwriting with pricing and loss analysis. Corporate loss reserves are determined for each line of business, as Meadowbrook regularly performs a complete and detailed reserve analysis. Meadowbrook’s actuaries utilize both standard and proprietary systems to accurately and efficiently analyze reserves. We also engage an outside actuarial firm to review our reserve estimates.

Finally, we have built a strong claims handling function internally that plays a substantial role in claims management and handling activities. Meadowbrook employs approximately 252 claims personnel who operate from 14 regional offices, located throughout the United States. We also operate a centralized support call center and manage a network of independent adjusters. Claims monitoring is conducted through self and corporate audits, internal controls and executive oversight reports.

Description of Programs, Products, and Services

We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis. We categorize our products into the following four categories:

Admitted Programs and Standard Market Products: The admitted programs that we write are characterized by risks that are homogeneous or similar within specialty line, class and niche segments of business but have a diverse geographic profile. We also write a range of standard market products that are distributed through specialty agents.  Generally, the average account premium for our admitted programs and standard market products is approximately $6,500.  Due to the specialized nature of the program and distribution style, our admitted programs tend to have higher premium retention levels. This helps create stability in our business amid the cyclicality of the insurance industry.  Examples of admitted programs we underwrite include coverages for the food service industry, educators, physicians, agricultural businesses and public entities. The largest line of business for our standard market products is workers’ compensation.

Main Street Excess and Surplus Lines: The excess and surplus lines business we write include broad classes of “Main Street” commercial risks that are generally ineligible for coverage by the standard market.  Generally, the average account premium for our excess and surplus lines risks is approximately $2,250.  The excess and surplus lines regulatory environment allows rate and form freedom, which gives us the flexibility to design tailored coverage forms that are often more restrictive than those available in the admitted market. The high degree of flexibility contributes to heightened competition during soft markets and creates the potential for rapid expansion during hard markets. Examples of our excess and surplus lines business we underwrite include coverages for restaurants, bars/taverns, apartments, hotels/motels, and contractors’ liability.  These examples and sub-classes can change as underwriting circumstances dictate.

MEADOWBROOK INSURANCE GROUP, INC.

Non-Admitted Programs: The non-admitted programs we write have characteristics that are similar to our admitted programs; however, the commercial risks we provide coverage for are generally ineligible for coverage by the standard or admitted market. With this focus on non-admitted program underwriting, we are able to provide coverage for start-up organizations and relatively low volume programs that other markets are unable or unwilling to serve. Examples of non-admitted programs we offer include coverages for pet-sitters, oil and gas contractors, and professional liability.

Specialty Market Products: We also offer specialty market products, where specific and unique underwriting expertise is required.  We develop product solutions designed for specific specialty lines and market segments that may leverage either our admitted market or non-admitted market product capabilities, or both, depending on the market need. The specific and unique underwriting expertise that is required to write business in the segments we serve creates barriers to entry for new competitors. Examples of specialty markets we serve are the excess workers’ compensation, environmental, and marine markets.

As part of delivering our insurance programs and products, we are actively involved in a range of activities as described below:

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

Claims Administration and Handling.  We provide substantially all claims management and handling services for workers’ compensation and most other lines, such as property, automobile liability, professional liability, and general liability. Our claims handling is managed by our field offices. Our corporate claims department monitors the results through self-audits, corporate claim audits, internal controls, and other executive oversight reports. With the exception of Midwest Financial Holdings, LLC (“MFH”), where we have direct access to their paid and case reserve loss data and perform corporate claims audits, we handle substantially all claims functions for the majority of the programs we underwrite. Our involvement in claims administration and handling provides benchmarks and valuable feedback to program managers in assessing the client’s risk environment and the overall structure of the program.

Loss Prevention and Control.  We provide loss control services which are designed to help clients prevent or limit the impact of certain loss events. Through an evaluation of the client’s workplace environment, our loss control specialists assist the client in planning and implementing a loss prevention program and, in certain cases, provide educational and training programs. With our managed programs, we provide these same services for a fee based upon the profile of the specific program.

Reinsurance. Meadowbrook’s Insurance Company Subsidiaries cede insurance to other insurers under pro rata and excess-of-loss contracts.  These reinsurance arrangements diversify the Company’s business and mitigate its losses arising from large risks or from hazards of an unusual nature.  We maintain reinsurance treaties for our liability, aviation, marine, surety and property programs.  In addition, facultative reinsurance is obtained as required for individual risks on a policy-by-policy basis.  Meadowbrook also has the ability to cede insurance through captives, rent-a-captives, large deductible programs, and indemnification agreements, and assume insurance from other insurers.

The Company’s philosophy around reinsurance buying has not changed fundamentally and remains rooted in long-term relationships with highly rated reinsurers. These reinsurance partners are generally focused on the longer term profitability of their relationship with the Company.

MEADOWBROOK INSURANCE GROUP, INC.

We also provide the following services to our fee-for-service and agency clients:

Administration of Risk-Bearing Entities.  We generate fee revenue by assisting in the formation and administration of risk-bearing entities for clients and agents. We provide administrative services to self-insured groups, municipal pools and trusts. Additionally, through our subsidiary in Washington D.C., we are able to provide administrative services for certain captives and/or rent-a-captives.

Agency.  We earn commission revenue through the operation of our independent retail insurance agencies, located in Michigan, California, Massachusetts and Florida. These agencies produce commercial, personal lines, life and accident and health insurance that is placed primarily with unaffiliated insurance carriers.

Distribution

We market our specialty property and casualty insurance products on both an admitted and non-admitted basis through a broad and diverse network of independent retail agents, wholesalers, program administrators and general agents (referred to as, “agents” or “producers”). On a limited basis, some of our producers provide certain policy issuance functions on our behalf.

Unlike traditional standard market companies that sell a full menu of insurance products through their distribution network, we selectively determine distribution and target agents that meet the specific product focus and needs for each of our targeted programs for our admitted business. We seek program agents with a primary focus and established niche expertise and where our relationship is a significant if not a majority source of their revenues.

Our largest producer in 2013 was Midwest General Insurance Agency, LLC (“Midwest General”), which, in combination with its affiliates, accounted for 14.5% of our gross written premium. We have a 28.5% equity interest in Midwest General Agency’s parent, MWFH. No other producer was responsible for more than 10% of our gross written premium.

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

Profit-Sharing: In addition to the initial commission allowed to the program agent, we at times offer various program dependent, profit-sharing commission contracts. These are tailored to the specific product and its attributes.

Quota Sharing: A second way we offer incentives to our producers is through quota-share reinsurance structures. In these scenarios, producers of the business determine which risks to submit to us for underwriting. For risks submitted, Meadowbrook underwrites individual primary insurance policies for members of a group or association, or a specific industry. We share in the operating results with the producer through a quota share reinsurance agreement with an insurance company (owned, or affiliated with the producer) or a captive or rent-a-captive.

We believe our selective approach to distribution also serves to align the agents’ financial interests with our balanced business model. Our selective approach reduces channel conflict and allows our agencies to generate franchise value. This is a mutually beneficial approach to enhancing the value of our distribution relationships.

Technology

We seek to leverage our business technology platform in order to achieve a high level of customer service and enhance operating efficiencies. We provide a select set of internet-based business processing systems to our producers to automate their capability to rate, quote, bind and service insurance policies in a timely and efficient manner. Advantage is a processing system for quoting and binding workers’ compensation insurance policies. Century On-Line (“COL”) is a processing system for quoting, binding, and issuing policies for general liability, property and garage insurance policies underwritten by our excess and surplus lines company, Century. Further, we provide additional systems on a network-accessible basis for processing select package and commercial automobile programs. In addition to reducing our internal administrative processing costs, these systems enhance underwriting practices by automating risk selection criteria.

MEADOWBROOK INSURANCE GROUP, INC.

Competition and Pricing

We are part of a highly competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of intense competition and excess underwriting capacity resulting in lower pricing and relaxed eligibility standards including broadening of coverages. We compete with other providers of specialty insurance programs, products, and risk management services, as well as with traditional providers of commercial insurance. Some of our competitors may have greater financial resources than we do.

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

We believe that we are able to compete based on our experience, the combined quality of our products and services, the high level of our employees’ professional expertise, our processing technology platforms, and our program-oriented approach. However, our ability to successfully compete is dependent upon a number of factors, including market and competitive conditions, many of which are outside of our control.

Significant Mergers, Acquisitions, and Strategic Investments

We review merger, acquisition, divestitures, and investments on a strategic basis, while considering our capital strategy and business needs. We consider a range of factors (in relation to organic growth capabilities and plans) when looking at transactions including:

•	probability of revenue increases, service and cost synergies such as the ability to leverage our diverse revenue platform, expansion of current distribution network, enhancement of servicing capabilities, and complimentary product lines and classes;
•	opportunity to expand an existing specialty into new markets and/or expand into new specialty areas;
•	ability to attract and retain talented insurance professionals that blend with our culture; and
•	opportunity to create “win-win” situations by mitigating our downside risk and providing sellers with the opportunity to obtain fair value through deal structure, including adjustments to the purchase price based upon actual results

Geographic Diversity and Mix of Business

Our revenues are diversified geographically, by class and line of business, type of insured and distribution. Within the workers’ compensation line of business, we have a regional focus in California and New England. Within the other liability, commercial automobile liability, excess worker’s compensation, and commercial multiple peril liability lines of business, we have a regional focus in the Southeast and California.  Our fee-for-service business is managed on a regional basis with an emphasis in the Midwest, New England, and Southeast regions of the United States.

MEADOWBROOK INSURANCE GROUP, INC.

The following table summarizes our gross written premium distribution by state for the years ended December 31, 2013, 2012, and 2011 (in thousands). We include only states that were top ten gross written premium production states in 2013:

Gross Written Premium	2013	%	2012	%	2011	%
California	$325,215	34.5%	$351,805	33.0%	$300,539	33.2%
Florida	70,005	7.4%	98,127	9.2%	89,068	9.9%
Texas	54,643	5.8%	67,068	6.3%	58,760	6.5%
New York	44,460	4.7%	40,177	3.8%	33,455	3.7%
Michigan	39,316	4.2%	40,952	3.8%	22,030	2.4%
New Jersey	36,754	3.9%	44,582	4.2%	39,972	4.4%
Missouri	23,936	2.5%	24,526	2.3%	23,709	2.6%
Illinois	21,056	2.2%	28,969	2.7%	24,644	2.7%
Pennsylvania	20,576	2.2%	22,290	2.1%	19,970	2.2%
Oklahoma	20,032	2.1%	21,084	2.0%	16,328	1.8%
All Other States	288,018	30.5%	327,053	30.7%	275,554	30.5%
Total	$944,011	100.0%	$1,066,633	100.0%	$904,029	100.0%

Gross written premium decreased in 2013, which primarily reflects the impact of business that was targeted to be terminated during the fourth quarter of 2012 and planned premium reductions in specific underperforming areas. The terminations were on all new business, and upon renewal, for existing business. The decrease was partially offset by achieved rate increases and the maturation of existing programs. Our most significant geographic concentration remains the state of California. Our current book of business in this state is largely related to our relationship with a general agent who specializes in non-contractor workers’ compensation, and our relationship with a general agent that primarily focuses on the food service industry.

We manage our business to reduce geographic concentration of risk that could increase our exposure to losses from natural or intentionally caused catastrophic events. We also monitor the regulatory environment within our concentrated regions. We believe we have been able to strategically increase our California exposure, while maintaining a geographically diverse premium base.

MEADOWBROOK INSURANCE GROUP, INC.

The following table summarizes gross written premiums, net earned premiums, and net written premiums by line of business for the years ended December 31, 2013, 2012, and 2011 (in thousands):

Meadowbrook Insurance Group, Inc.
Summary of GWP, NEP, and NWP

Gross Written Premium	2013	%	2012	%	2011	%
Workers' Compensation	$420,100	44.5%	$429,259	40.2%	$345,402	38.2%
Other Liability	147,900	15.7%	179,487	16.8%	150,751	16.7%
Commercial Auto Liability	75,638	8.0%	109,758	10.3%	99,409	11.0%
Commercial Multi-Peril Property	66,886	7.1%	78,399	7.4%	68,745	7.6%
Excess Workers' Compensation	63,290	6.7%	81,171	7.6%	68,058	7.5%
Commercial Multi-Peril Liability	47,931	5.1%	59,986	5.6%	51,133	5.7%
All Other Lines	122,266	13.0%	128,573	12.1%	120,528	13.3%

Total	$944,011	100.0%	$1,066,633	100.0%	$904,026	100.0%

Net Earned Premium	2013	%	2012	%	2011	%
Workers' Compensation	$328,978	47.2%	$358,243	41.9%	$314,825	42.1%
Other Liability	117,208	16.8%	134,224	15.7%	112,610	15.1%
Commercial Auto Liability	47,902	6.9%	97,723	11.4%	91,576	12.2%
Commercial Multi-Peril Property	34,990	5.0%	62,991	7.4%	57,138	7.6%
Excess Workers' Compensation	48,166	6.9%	50,510	5.9%	35,471	4.7%
Commercial Multi-Peril Liability	50,317	7.2%	54,536	6.4%	48,738	6.5%
All Other Lines	69,856	10.0%	96,032	11.3%	87,277	11.7%

Total	$697,417	100.0%	$854,259	100.0%	$747,635	100.0%

Net Written Premium	2013	%	2012	%	2011	%
Workers' Compensation	$331,647	48.0%	$344,992	43.3%	$314,168	40.5%
Other Liability	104,024	15.0%	133,520	16.7%	123,651	15.9%
Commercial Auto Liability	52,244	7.6%	78,868	9.9%	91,948	11.8%
Commercial Multi-Peril Property	42,792	6.2%	48,330	6.1%	59,908	7.7%
Excess Workers' Compensation	39,127	5.7%	52,421	6.6%	44,234	5.7%
Commercial Multi-Peril Liability	42,853	6.2%	57,317	7.2%	49,333	6.4%
All Other Lines	78,950	11.4%	82,054	10.3%	93,011	12.0%

Total	$691,637	100.0%	$797,502	100.0%	$776,253	100.0%

As noted above, gross written premium decreased in 2013 due primarily to business that was targeted to be terminated during the fourth quarter of 2012 and planned premium reductions in specific underperforming areas. The decrease was partially offset by achieved rate increases and the maturation of existing programs. During 2013, we achieved overall average written rate increases of approximately 12%. The average written rate increases for our workers’ compensation line of business in 2013 was approximately 16%.

Reserves

The following table shows the development of reserves for unpaid losses and loss adjustment expenses (“LAE”) from 2004 through 2013 for our Insurance Company Subsidiaries

Development of the ProCentury acquired reserves is not included for the years prior to 2008, because our merger with ProCentury (the “ProCentury Merger”) was not effective until August 1, 2008. The lower portion of the table reflects the impact of reinsurance for the years 2004 through 2013 reconciling the net reserves shown in the upper portion of the table to gross reserves.

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

MEADOWBROOK INSURANCE GROUP, INC.

Analysis of Loss and Loss Adjustment Expense Development

	Years Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	(in thousands)
Reserves for losses and LAE at end of period	$226,996	$271,423	$302,655	$341,541	$625,331	$682,376	$784,202	$879,093	$1,074,075	$1,111,090

Adjusted reserves for losses and LAE at end of period	$226,996	$271,423	$302,655	$341,541	$625,331	$682,376	$784,202	$879,093	$1,074,075	$1,111,090
Cumulative paid as of
1 year later	79,056	83,271	81,779	95,393	173,525	187,818	269,913	331,440	396,480
2 years later	124,685	133,809	140,308	155,745	279,221	338,925	458,376	560,826
3 years later	153,780	170,226	180,197	197,558	369,313	441,938	598,254
4 years later	171,946	195,242	204,802	233,421	425,223	520,024
5 years later	186,454	210,993	228,284	255,627	469,293
6 years later	195,691	226,048	241,737	279,743
7 years later	204,939	235,193	258,360
8 years later	211,149	245,528
9 years later	220,105
Reserves re-estimated as of end of year:
1 year later	231,880	268,704	295,563	330,416	596,661	651,373	791,514	964,608	1,142,475
2 years later	227,462	263,069	286,647	327,862	566,878	654,641	844,001	1,014,009
3 years later	226,437	261,319	292,516	331,034	568,751	684,621	874,804
4 years later	226,492	265,448	293,897	339,931	580,023	704,163
5 years later	232,314	268,007	303,948	346,790	598,137
6 years later	233,560	276,374	305,504	360,406
7 years later	238,547	276,130	316,316
8 years later	238,446	285,106
9 years later	245,533
Net cumulative redundancy (deficiency):
Dollars	($18,538)	($13,683)	($13,661)	($18,866)	$27,193	($21,787)	($90,602)	($134,917)	($68,400)
Percentage	-8.2%	-5.0%	-4.5%	-5.5%	4.3%	-3.2%	-11.6%	-15.3%	-6.4%
Net reserves	226,996	271,423	302,655	341,541	625,331	682,376	784,202	879,093	1,074,075	1,111,090
Ceded reserves	151,161	187,254	198,422	198,461	260,366	266,801	280,854	315,884	381,905	505,431
Gross reserves	378,157	458,677	501,077	540,002	885,697	949,177	1,065,056	1,194,977	1,455,980	1,616,521
Net re-estimated	245,533	285,106	316,316	360,406	598,137	704,163	874,804	1,014,009	1,142,475
Ceded re-estimated	206,798	208,635	207,365	206,353	250,422	267,263	301,587	333,319	394,647
Gross re-estimated	452,331	493,741	523,680	566,759	848,559	971,427	1,176,392	1,347,328	1,537,122
Gross cumulative redundancy (deficiency)	($74,174)	($35,064)	($22,604)	($26,757)	$37,137	($22,250)	($111,335)	($152,351)	($81,142)

The following table sets forth the difference between GAAP reserves for loss and loss adjustment expenses and statutory reserves for loss and loss adjustment expenses at December 31, (in thousands):

	2013	2012
GAAP reserves for loss and LAE	1,616,521	1,455,980
Reinsurance recoverables for unpaid losses	(505,431)	(381,905)
ASC 944 adjustment*	(5,827)	(6,858)
Statutory reserves for loss and LAE	1,105,263	1,067,217

* 100% Quota Share reinsurance agreement related to a worker’s compensation novation policy, with reinsurance provisions recognized as retroactive reinsurance on a GAAP basis in accordance with ASC 944- Financial Services- Insurance and recognized as prospective reinsurance on a statutory basis in accordance with SSAP 62R- Property and Casualty Reinsurance.

MEADOWBROOK INSURANCE GROUP, INC.

For the year ended December 31, 2013, we reported an increase of $81.1 million in gross ultimate loss estimates for accident years 2012 and prior, or 5.6% of $1,456.0 million of gross loss and LAE reserves at January 1, 2013.  We reported a $68.4 million increase in net ultimate loss and LAE estimates for accident years 2012 and prior, or 6.4% of $1,074.1 million of net loss & LAE reserves at January 1, 2013.

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

Insurance Holding Company Regulation

We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which we conduct business. These regulations require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system which are domiciled in that state. The insurance laws similarly provide that all transactions among members of a holding company system must be fair and reasonable. Certain types of transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator.

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

Insurance Regulation Concerning Change or Acquisition of Control

Star, Williamsburg, Ameritrust, and PIC are domestic property and casualty insurance companies organized under the insurance laws (the “Insurance Codes”) of Michigan, while Savers, Century and PROPIC are organized under the Insurance Codes of Missouri, Ohio, and Washington D.C., respectively. The Insurance Codes provide that acquisition or change of control of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a “Form A”) containing information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. Control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing ten percent or more of the voting securities of the company.

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

MEADOWBROOK INSURANCE GROUP, INC.

Any future transactions that would constitute a change in control would also generally require prior approval by the Insurance Departments of Michigan, Missouri, Ohio, and Washington D.C. and would require pre-acquisition notification in those states that have adopted pre-acquisition notification provisions and in which the insurers are admitted. Such requirements may deter, delay or prevent certain transactions that could be advantageous to our shareholders.

Membership in Insolvency Funds and Associations and Mandatory Pools

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of the annual premium written by a member in that state. For 2013, 2012, and 2011, assessments from insolvency funds were $7.0 million, $6.8 million, and $8.6 million, respectively. Most of these payments are recoverable through future policy surcharges and premium tax reductions.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. For 2013, 2012, and 2011, total assessments paid to all such facilities were $4.2 million, $4.9 million, and $5.0 million, respectively.

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

Effect of Federal Legislation

The Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002, renewed December 31, 2005 and most recently on December 31, 2007.  Congress’s extension of TRIA, now referred to as TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) is set to expire December 31, 2014, unless renewed.  The law extends the federal Terrorism Insurance Program which requires insurance companies to offer terrorism coverage and provides compensation for insured losses resulting from acts of certified terrorism, subject to a program event trigger of $100.0 million, after the insurer retains loss equal to 20% of its direct earned premium as permitted by the Act.    Insurers covered by TRIPRA are also responsible for a 15% coinsurance of loss in excess of their stated retention.   There is no assurance that TRIPRA will be extended beyond December 31, 2014.  The Company currently purchases $164.0 million of terrorism protection under its workers’ compensation treaties to satisfy these obligations; however, there is no assurance that in the future the Company will be able to obtain coverage at a reasonable cost.  The Company is evaluating alternative strategies to address its exposure which is specifically related to employee concentrations in certain large hospitals where the company provides statutory workers’ compensation limits, in the event TRIPRA is not extended beyond December 31, 2014.  The Company may (a) secure additional reinsurance protection to cover acts of terrorism thereby potentially increasing its cost of insurance; (b) impose aggregate limits on workers’ compensation policies where previously statutory limits were extended where permitted; and/or (c) non-renew certain specific risks where other alternatives are not commercially feasible.  The Company is actively engaged in evaluating these alternatives and monitoring its aggregation exposures to terrorism on a regular basis, we will implement a strategy that conservatively addresses the uncertainty around the possible non-renewal of TRIPRA at December 31, 2014.

MEADOWBROOK INSURANCE GROUP, INC.

Employees

At February 21, 2014, we employed 954 associates to service our clients and provide management services to our Insurance Company Subsidiaries as described below. We believe we have good relationships with our associates.

Available Information

Our Internet address is www.meadowbrook.com. There we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Statements of Beneficial Ownership (Forms 3, 4, and 5), and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site that contains reports, proxy statements, and other information that we file at www.sec.gov.  Our SEC reports can also be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with, or furnish to the SEC. The Charters of the Governance and Nominating Committee, the Compensation Committee, the Audit Committee and the Capital Strategy and Investment Committee, as well as the Board of Directors Governance Guidelines are also available on our website, or available in print to any shareholder who requests this information.  In addition, our Compliance Code of Conduct and Business Ethics policy is available on our website, or in print to any shareholder who requests this information.

Glossary of Selected Insurance Terms

GAAP Terms

Book value per share	Total common shareholders' equity divided by the number of common shares outstanding.
Case reserves	Claim department estimates of anticipated future payments to be made on each specific individual reported claim.
Deferred acquisition costs
Primarily commissions and premium-related taxes that vary with, and are primarily related to, the production of new contracts and are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

Deficiency
With regard to reserves for a given liability, a deficiency exists when it is estimated or determined that the reserves are insufficient to pay the ultimate settlement value of the related liabilities. Where the deficiency is the result of an estimate, the estimated amount of deficiency (or even the finding of whether or not a deficiency exists) may change as new information becomes available.

Expense ratio	See "Underwriting expense ratio."
Incurred but not reported (IBNR) reserves	Reserves for estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases, and re-opened claims.
Loss	An occurrence that is the basis for submission and/or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the policy.
Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.
Loss and LAE ratio
For GAAP, it is the ratio of incurred losses and loss adjustment expenses reduced by an allocation of fee income to net earned premiums.  For SSAP, it is the ratio of incurred losses and loss adjustment expenses to net earned premiums.

Loss reserves
Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves. As the term is used in this document, "loss reserves" is meant to include reserves for both losses and LAE, unless stated otherwise.

MEADOWBROOK INSURANCE GROUP, INC.

Loss reserve development
The increase or decrease in incurred claims and claim adjustment expenses as a result of the re-estimation of claims and claim adjustment expense reserves at successive valuation dates for a given group of claims. Loss reserve development may be related to prior year or current year development.

Losses incurred	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for IBNR.
Redundancy
With regard to reserves for a given liability, a redundancy exists when it is estimated or determined that the reserves are greater than what will be needed to pay the ultimate settlement value of the related liabilities. Where the redundancy is the result of an estimate, the estimated amount of redundancy (or even the finding of whether or not a redundancy exists) may change as new information becomes available.

Underwriting expense ratio
For GAAP, it is the ratio of underwriting expenses incurred plus the change in deferred policy acquisitions costs to net premiums earned.
For SSAP, it is the ratio of underwriting expenses incurred net written premiums.

Non-GAAP Terms

Accident year	The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.
Accident year combined ratio
The accident year combined ratio is a non-GAAP measure that excludes changes in net ultimate loss estimates from prior accident year loss reserves.  The accident year combined ratio provides management with an assessment of the specific policy year’s profitability (which matches policy pricing with related losses) and assists management in their evaluation of product pricing levels and quality of business written. Management uses accident year combined ratio as one component to assess the Company's current year performance and as a measure to evaluate, and if necessary, adjust current year pricing and underwriting.

A.M. Best’s Capital Adequacy Ratio (BCAR)
An integrated review of underwriting, financial and asset leverage. BCAR calculates the net required capital to support the financial risks of the company associated with the exposure of assets and underwriting to adverse economic and market conditions, and compares it to economic capital.

Combined Ratio (GAAP)
The statutory combined ratios modified to reflect GAAP accounting, as management evaluates the performance of our underwriting operations using the GAAP combined ratio.  Specifically, the GAAP combined ratio is the sum of the loss ratio, plus the ratio of GAAP underwriting expenses (which include the change in deferred policy acquisition costs) to net premiums earned (expense ratio)

Combined Ratio (Statutory)
The combined loss and expense ratio (or combined ratio), expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance business.  The combined ratio is a statutory (non-GAAP) accounting measurement, which represents the sum of (i) the ratio of losses and loss expenses to net premiums earned (loss ratio), plus (ii) the ratio of underwriting expenses to net premiums written (expense ratio).

MEADOWBROOK INSURANCE GROUP, INC.

Combined Ratio (Overall)	When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.
NAIC-IRIS ratios	Financial ratios calculated by the NAIC to assist state insurance departments in monitoring the financial condition of insurance companies.
Operating income (loss)	Net income (loss) excluding the after-tax impact of net realized investment gains (losses) and cumulative effect of changes in accounting principles when applicable.
Operating income (loss) per share	Operating income (loss) on a per share basis.
Premium leverage ratio (Gross / Net)	The ratio of gross / net written premium to combined statutory surplus.
Policyholders' surplus
As determined under SSAP, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet. Policyholders' surplus is also referred to as "surplus" or "statutory surplus" for statutory accounting purposes.

Risk-based capital (RBC)
A measure adopted by the NAIC and enacted by states for determining the minimum statutory policyholders' surplus requirements of insurers. Insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Statutory accounting practices (SSAP)
The practices and procedures prescribed or permitted by domiciliary state insurance regulatory authorities in the United States for recording transactions and preparing financial statements. Statutory accounting practices generally reflect a modified going concern basis of accounting.

Underwriting gain or loss	Net earned premiums and fee income less claims and claim adjustment expenses and insurance-related expenses.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

If the actual amount of insured losses is greater than our reserve estimates, our profitability, capital and financial position could suffer.  In addition, if our loss reserves are inadequate to cover the actual amount of insured losses, our financial strength rating or the financial strength ratings of our Insurance Company Subsidiaries could be impacted or downgraded.  An increase in reserves may also require us to write off a portion of our deferred acquisition costs asset, which would also negatively impact our operating results and financial position.

In 2013, we experienced material reserve strengthening because of significant adverse loss development, and for the year ended December 31, 2013, we reported an increase in net ultimate loss estimates for accident years 2012 and prior of $68.4 million, or $63.1 million excluding an adverse arbitration award.   The adverse development did impact our financial strength ratings of our Insurance Company Subsidiaries as discussed under “A decrease in our A.M. Best rating could negatively affect our business” below.

Additional unforeseen losses, the type and magnitude of which we cannot predict, may emerge in the future.  These additional losses could arise from changes in the legal environment, laws and regulations, climate change, catastrophic events, increases in loss severity or frequency, or other causes.  Such future losses could be substantial.  Inflationary scenarios may cause the cost of claims, especially medical claims, to rise, impacting reserve adequacy and our results of operations.  There can be no assurance that we will not in the future experience significant adverse loss developments that could result in reserve strengthening and additional material charges to earnings.

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

Financial ratings are an important factor influencing the competitive position of insurance companies. Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate greater financial stability and a stronger ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors they believe are important to policyholders. Ratings evaluations are not directed to potential purchasers of our common stock and are not recommendations to buy, hold, or sell our securities and should not be relied upon as such.

Our ability to write business is most influenced by our rating from A.M. Best (“A.M. Best”).  A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders.  On August 2, 2013, A.M. Best lowered Meadowbrook’s issuer credit rating, as well its financial strength ratings and downgraded the Company’s Insurance Company Subsidiaries’ financial strength rating from “A-” (Excellent) with a “negative” outlook to “B++” (Good) with a “stable” outlook.  Subsequently, on February 21, 2014, A.M. Best lowered Meadowbrook's issuer credit rating from bbb+ to bbb. A.M. Best affirmed the  B++ financial strength rating of our Insurance Company Subsidiaries, but lowered the outlook for this rating from “stable” to “negative.”

MEADOWBROOK INSURANCE GROUP, INC.

As a result of the foregoing rating changes, our results of operations could be materially and adversely impacted.  The adverse impact could include loss of current and potential independent agents and insureds who may choose to transact their business with more highly rated competitors. In addition, we may face a significant reduction in the number of insurance contracts we write and the loss of substantial business to our competitors that maintain higher ratings, which would cause premiums and earnings to decrease. The rating changes could negatively impact our ability to raise capital and have a negative impact on our overall liquidity.  Because lenders and reinsurers will use our A.M. Best ratings as a factor in deciding whether to transact business with us, the current ratings of our Insurance Company Subsidiaries or their failure to maintain the current ratings may dissuade a financial institution or reinsurance company from conducting any business with us or may increase our interest or reinsurance costs.  There can be no assurance that the Company will not be further downgraded.

In response to the downgrade by A.M. Best, on August 4, 2013, the Insurance Company Subsidiaries entered into a 100% quota share reinsurance agreement(s) with State National Insurance Company, National Specialty Insurance Company and United Specialty Insurance Company (collectively, “SNIC”), which will provide the Insurance Company Subsidiaries the use of an “A” rated policy insurance company for a portion of its business where an “A” rated policy issuer is required.  The costs associated with these agreements could negatively impact our results of operations. A further downgrade could increase the cost for this agreement, as well as require us to post additional collateral. There can be no assurance that the Company will not need to enter into additional similar agreements as a result of any other downgrade.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings. If we had to raise additional capital, equity or debt financing may not be available or may be on terms that are not favorable to us in our current environment. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares currently outstanding. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

We face competitive pressures in our business that could cause our revenues to decline and adversely affect our profitability.

We compete with a large number of other companies in our selected lines of business. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher financial strength ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than us. Insurers in our markets generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage.  Although pricing is influenced to some degree by that of our competitors, it is not in our best interests to compete solely on price, and we may from time-to-time experience a loss of market share during period of intense price competition.  A number of new, proposed or potential legislative or industry developments could further increase competition in our industry including, but not limited to:

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

Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, have been negotiated to limit our exposure to certain types of risks and expanding theories of legal liability. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought by our policyholders.  While these exclusions and limitations help us assess and control our loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion, or legislation could be enacted that modifies or voids the use of such endorsements and limitations in a way that could have a materially adverse impact on our financial condition and operating results.  Such actions could result in higher than anticipated losses and LAE by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until sometime after we have issued the insurance policies that are affected by the changes and litigation relating to the insurance policy interpretation has been resolved. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

MEADOWBROOK INSURANCE GROUP, INC.

Our geographic concentration ties our performance to the business, economic, natural perils, man-made perils, and regulatory conditions within our most concentrated region.

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

One of our predominate lines of business is workers’ compensation (47.2% of net earned premiums in 2013), which has a high concentration in California. Accordingly, unfavorable business, economic or regulatory conditions in this state could negatively impact our business. California is also exposed to climate and environmental changes, natural perils such as earthquakes, water supplies, and the possibility of pandemics or terrorist acts. Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification. Refer to Note 5 ~ Reinsurance for further information regarding our reinsurance structure related to workers’ compensation business.

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

Difficult conditions in the global capital markets and the economy potentially could materially and adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the United States economy generally, both in the United States and elsewhere around the world. Recently, concerns over the slow economic recovery, level of United States national debt, the U.S. mortgage market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and global capital markets going forward. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the United States economy.  Although liquidity has improved, the market for fixed income instruments continues to experience some price volatility, credit downgrade events and elevated probabilities of default.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

Changes in federal regulation could impose significant burdens on us and otherwise adversely impact our results.

While the U.S. federal government has not historically regulated the insurance business, in 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) established a Federal Insurance Office (the FIO) within the U.S. Department of the Treasury. The FIO has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers. In December 2013, the FIO released a report recommending ways to modernize and improve the system of insurance regulation in the United States. While the report did not recommend full federal regulation of insurance, it did suggest an expanded federal role in some circumstances. In addition, the report suggested that Congress should consider direct federal involvement to fill regulatory gaps identified in the report, should those gaps persist, for example, by considering either establishing a federal coordinating body or a direct regulator of select aspects of the industry, such as large complex institutions or institutions that seek a federal charter, if a law is passed to allow a federal charter. It is not clear as to the extent, if any, the report will lead to regulatory changes or how any such changes would impact the Company.

As a result of the foregoing, the Dodd-Frank Act, or other additional federal regulation that is adopted in the future, could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to other insurers that may not be subject to the same level of regulation. Changes in the U.S. regulatory framework could impact the overall competitive environment by imposing additional burdens on us and allowing other competitors not subject to these same burdens to enter or expand their insurance businesses.

MEADOWBROOK INSURANCE GROUP, INC.

Even if we are not subject to additional regulation by the federal government, significant financial sector regulatory reform, including the Dodd-Frank Act, could have a significant impact on us. For example, regulatory reform could have an unexpected impact on our rights as a creditor or on our competitive position.

Other potential changes in U.S. federal legislation, regulation and/or administrative policies, including the potential repeal of the McCarran-Ferguson Act (which exempts insurance from most federal regulation) and potential changes in federal taxation, could also significantly harm the insurance industry, including us.

Our ability to meet ongoing cash requirements and pay dividends may be limited by our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries.

We are a holding company that transacts the majority of our business through our Insurance Company Subsidiaries. Our ability to meet our obligations on our outstanding debt, and to pay our expenses and shareholder dividends, depends upon the dividend paying capacity of our Insurance Company Subsidiaries. We will be limited by the earnings of our Insurance Company Subsidiaries, and the distribution or other payment of such earnings to it in the form of dividends, loans, advances or the reimbursement of expenses.  Payments of dividends to us by our Insurance Company Subsidiaries are subject to various business considerations and restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to revised restrictions in the future. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and A.M. Best’s Capital Adequacy Ratio (“BCAR”).  The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. As a result, at times, we may not be able to receive dividends from our Insurance Company Subsidiaries in amounts necessary to meet our debt obligations, to pay shareholder dividends on our capital stock or to pay corporate expenses.  Therefore, the inability of our Insurance Company Subsidiaries to pay dividends or make other distributions could have a material adverse effect on our business and financial condition.

Our insurance company subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements could subject us to regulatory action.

Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements (which we are in compliance with as of December 31, 2013) imposed under the laws of their respective states of domicile and each state in which they issue policies. Any failure by one of our Insurance Company Subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action.  This may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. A decline in the risk based capital ratios of our Insurance Company Subsidiaries could limit their ability to make a dividend to us and could be a factor in causing rating agencies to downgrade our ratings. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Company Subsidiaries, which we may not be able to do.

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

Our largest producer in 2013 was Midwest General, which in combination with its affiliates, accounted for 14.5% of our gross written premium. No other producer was responsible for more than 10% of our gross written premium. We do not have an exclusive relationship with Midwest General, and there can be no assurance that this relationship will continue in the future.  If Midwest General reduces it’s marketing of our products or moves some or all of its business to another carrier, then our business, financial condition, results of operations and cash flows may be adversely affected.

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

Our future success also will depend on our ability to attract, train, motivate and retain other highly skilled technical, managerial, marketing, and customer service personnel. Competition for these employees is strong and we may not be able to successfully attract, integrate or retain sufficiently qualified personnel in our current environment. In addition, our future success depends on our ability to attract, retain and motivate our agents and other producers. Our failure to attract and retain the necessary personnel and producers could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

MEADOWBROOK INSURANCE GROUP, INC.

Severe weather conditions and other catastrophes are inherently unpredictable and could cause us to suffer material financial losses.

The majority of our property business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events, such as hurricanes, winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events, such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Generally, these losses result in an increase in the number of claims incurred as well as the amount of compensation sought by claimants.

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

Litigation may have an adverse effect on our business

We are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business as further disclosed in Note 15 ~ Commitments and Contingencies.  Where appropriate, we vigorously defend such claims, lawsuits and proceedings.  Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant.   Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy of insurance at issue. We account for such activity through the establishment of unpaid loss and loss expense reserves.  We also maintain errors and omissions insurance and extra-contractual coverage under reinsurance treaties related to the policy of insurance at issue or other appropriate insurance. In terms of any retentions or deductibles associated with such insurance, we have established accruals for such retentions or deductibles, when necessary, based upon current available information.  In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable; then an accrual for the costs to resolve these claims is recorded in the accompanying consolidated balance sheets.  Period expenses related to the defense of such claims are included in the accompanying consolidated statements of income.  With the assistance of outside counsel, we adjust such provisions according to new developments or changes in the strategy in dealing with such matters.  On the basis of current information, we do not believe that there is a reasonable possibility that, other than with regard to the arbitration disclosed in Note 15 ~ Commitments and Contingencies, any material loss exceeding amounts already accrued, if any, will result from any of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate. However, it is possible that future results of operations or cash flows for any particular quarter or annual period could be materially affected by an unfavorable resolution of any such matters.

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

Our Insurance Company Subsidiaries are subject to assessments in most states where we are licensed for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.  These assessments, which are levied by guaranty associations within the state up to prescribed limits, are imposed on all member insurers in the applicable state on the basis of the proportionate share of the premiums written by member insures in the lines of business in which the impaired, insolvent or failed insurer was engaged.  Accordingly, the assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written.  Maximum contributions required by law in any one year vary by state, and have historically been less than one percent of annual premiums written. In addition, as a condition to the ability to conduct business in certain states, insurance companies are required to participate in mandatory reinsurance funds.  We cannot predict with certainty the amount of future assessments or level of participation in mandatory reinsurance funds. Significant assessments and the effect of mandatory reinsurance arrangements, or changes therein, could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Common Stock

The price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially due to a variety of factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could be significant and could cause a loss in the amount invested in our shares of common stock. Factors that could cause fluctuations include, but are not limited to, the following:

•	Variations in our actual or anticipated operating results or changes in the expectations of financial market analysts with respect to our results;
•	Investor perceptions of the insurance industry in general and the Company in particular;
•	Market conditions in the insurance industry and any significant volatility in the market;
•	Major catastrophic events; and
•	Departure of key personnel.

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

We are also subject to the laws of Michigan, Ohio, California, Washington D.C., Missouri, and other states, which govern insurance holding companies. Under these laws, a person generally must obtain the applicable Insurance Department’s approval to acquire, directly or indirectly, five to ten percent or more of the outstanding voting securities of our Insurance Company Subsidiaries. An Insurance Department’s determination of whether to approve an acquisition would be based on a variety of factors, including an evaluation of the acquirer’s financial stability, the competence of its management, and whether competition in that state would be reduced. These laws may prevent, delay or defer a change of control of us or our Insurance Company Subsidiaries.

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

With the ProCentury Merger, we assumed the lease of ProCentury’s corporate headquarters in Westerville, Ohio.  The lease agreement for this building expired in 2013. We executed a new lease agreement for 60,000 square feet of office space in Westerville, Ohio commencing in 2013.

We are also a party to various leases for other locations in which we have offices. We do not consider any of these leases to be material.

ITEM 3. LEGAL PROCEEDINGS

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business as further disclosed in Note 15 ~ Commitments and Contingencies.  Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings.  Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant.   Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy of insurance at issue. We account for such activity through the establishment of unpaid loss and loss expense reserves.  We also maintain errors and omissions insurance and extra-contractual coverage under reinsurance treaties related to the policy of insurance at issue or other appropriate insurance.  In terms of any retentions or deductibles associated with such insurance, the Company has established accruals for such retentions or deductibles, when necessary, based upon current available information.  In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable; then an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets.  Period expenses related to the defense of such claims are included in the accompanying consolidated statements of income.  Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters.  On the basis of current information, the Company does not believe that there is a reasonable possibility that, other than with regard to the arbitration disclosed in Note 15 ~ Commitments and Contingencies, any material loss exceeding amounts already accrued, if any, will result from any of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

MEADOWBROOK INSURANCE GROUP, INC.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholder Information
Corporate Headquarters	Transfer Agent & Registrar	Annual Meeting
26255 American Drive	Computershare Shareowner Services LLC	The Annual Meeting of
Southfield, MI 48034-6112	P.O. Box 43006	Shareholders
Phone: (248) 358-1100	Providence, RI 02940-3006	will be held at:
2:00 p.m.
Independent Registered		May 16, 2014
Public Accounting Firm
Ernst & Young LLP	Stock Listing	Corporate Headquarters
One Kennedy Square, Suite 1000	New York Stock Exchange	26255 American Drive
777 Woodward Avenue	Symbol: MIG	Southfield, MI 48304-6112
Detroit, MI 48226-5495

Corporate Counsel
Sidley Austin LLP
One South Dearborn Street
Chicago, IL 60603-2302

Shareholder Relations and Form 10-K

A copy of our 2013 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters, or contact:

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

Or visit their website at www.cpushareownerservices.com

MEADOWBROOK INSURANCE GROUP, INC.

Share Price and Dividend Information

Our common stock is traded on the New York Stock Exchange under the symbol “MIG.”  The following table sets forth the high and low sale prices of our common shares as reported by the NYSE and our quarterly dividends declared for each period shown:

December 31, 2013	High	Low	Dividends
First Quarter	$7.44	$5.79	$0.02
Second Quarter	8.26	6.84	0.02
Third Quarter	8.90	5.87	0.02
Fourth Quarter	7.46	6.17	0.02

December 31, 2012	High	Low	Dividends
First Quarter	$11.91	$8.97	$0.05
Second Quarter	10.02	8.36	0.05
Third Quarter	8.86	6.53	0.02
Fourth Quarter	8.21	5.22	0.02

When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations strategic plans, industry conditions, our overall financial condition and other relevant factors.  As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our subsidiaries which may be subject to limitations under applicable insurance regulations.  In 2013 and 2012, the Insurance Company Subsidiaries paid dividends to our holding company of $14.0 million and $12.5 million, respectively.

For additional information regarding dividend restrictions, refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis.

Shareholders of Record

As of February 21, 2014, there were 244 shareholders of record of our common stock.  For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.

Purchase of Equity Securities by the Issuer

On October 28, 2011, our Board of Directors authorized us to purchase up to 5.0 million shares of our common stock in market transactions for a period not to exceed twenty-four months.  The Share Repurchase Plan expired on October 28, 2013.

The following table presents information with respect to repurchases of our common stock made during the quarterly period ended December 31, 2013:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may still be Repurchased Under the Plans or Programs

October 1 - October 28, 2013	-	$-	-	-
Total	-	$-	-

MEADOWBROOK INSURANCE GROUP, INC.

Performance Graph

The following graph sets forth, for the five year period ended December 31, 2013, the cumulative total stockholder return for the Company’s common stock, the Russell 2000 Index, and a published industry index.  The graph assumes the investment of $100 on December 31, 2008 in Common Stock of the Company, the Russell 2000 Index, and a Peer Group index.  The stock price performance represented on the following graph is not necessarily indicative of future stock price performance.

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

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

MEADOWBROOK INSURANCE GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share and ratio data)
Income Statement Data:
Gross written premiums	$944,011	$1,066,633	$904,026	$801,901	$688,687
Net written premiums	691,637	797,502	776,253	693,599	580,018
Net earned premiums	697,417	854,259	747,635	659,840	539,602
Net commissions and fees	39,512	34,049	32,115	34,239	37,881
Net investment income	46,473	53,143	54,522	54,173	50,366
Net realized gains (losses)	7,769	55,312	2,949	1,817	(225)
Total revenue	791,171	996,763	837,221	750,069	627,624
Net losses and LAE	549,037	677,684	495,351	399,650	327,426
Policy acquisition and other underwriting expenses	225,510	274,066	250,535	228,182	175,657
General selling & administrative expenses	25,789	24,463	24,775	22,494	29,601
General corporate expense	3,997	3,572	400	5,668	5,977
Amortization expense	4,237	7,296	4,973	4,966	5,781
Goodwill impairment expense	115,397	-	-	-	-
Interest expense	12,950	8,429	8,347	9,458	10,596
(Loss) income before income taxes and equity earnings	(145,746)	1,253	52,840	79,651	72,586
Equity earnings of affiliates, net of tax	3,441	2,652	2,418	2,263	874
Equity (losses) earnings of unconsolidated subsidiaries, net of tax	(965)	2	(57)	473	(12)
Net (loss) income	(112,310)	11,749	43,032	58,973	52,310
(Loss) earnings per share - Diluted	$(2.25)	$0.23	$0.82	$1.09	$0.91
Dividends paid per common share	$0.08	$0.17	$0.17	$0.13	$0.09

Balance Sheet Data:
Total investments and cash and cash equivalents	$1,667,804	$1,651,592	$1,487,680	$1,345,257	$1,203,215
Total assets	2,761,842	2,713,274	2,370,098	2,170,943	1,989,794
Loss and LAE reserves	1,616,521	1,455,980	1,194,977	1,065,056	949,177
Debt	160,723	78,500	28,375	37,750	49,875
Debentures	80,930	80,930	80,930	80,930	80,930
Shareholders' equity	413,413	558,279	585,151	540,403	496,931
Book value per share	$8.29	$11.22	$11.46	$10.15	$8.95

Other Data:
GAAP ratios (insurance companies only):
Net loss and LAE ratio	78.7%	79.3%	66.3%	60.6%	60.7%
Expense ratio	32.3%	32.1%	33.5%	34.6%	32.6%
Combined ratio (1)	111.0%	111.4%	99.8%	95.2%	93.3%

Accident year combined ratio (2)	101.2%	101.4%	98.8%	99.9%	98.6%

Total adverse (favorable) development on prior years	$68,400	$85,515	$7,311	$(31,003)	$(28,670)

(1) The combined loss and expense ratio (or combined ratio), expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance business.  The combined ratio is a statutory (non-GAAP) accounting measurement, which represents the sum of (i) the ratio of losses and loss expenses to premiums earned (loss ratio), plus (ii) the ratio of underwriting expenses to net premiums written (expense ratio).  The combined ratios above have been modified to reflect GAAP accounting, as management evaluates the performance of our underwriting operations using the GAAP combined ratio.  Specifically, the GAAP combined ratio is the sum of the loss ratio, plus the ratio of GAAP underwriting expenses (which include the change in deferred policy acquisition costs) to net premiums earned (expense ratio). When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.

(2) The accident year combined ratio is a non-GAAP measure that excludes changes in net ultimate loss estimates from prior accident year loss reserves.  The accident year combined ratio provides management with an assessment of the specific policy year’s profitability (which matches policy pricing with related losses) and assists management in their evaluation of product pricing levels and quality of business written. Management uses accident year combined ratio as one component to assess the Company's current year performance and as a measure to evaluate, and if necessary, adjust current year pricing and underwriting.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: actual loss and loss adjustment expenses exceeding our reserve estimates; competitive pressures in our business; the failure of any of the loss limitation methods we employ; a  failure of additional capital to be available or only available on unfavorable terms; our geographic concentration and the business, economic, natural perils, man-made perils, and regulatory conditions within our most concentrated region; our ability to appropriately price the risks we underwrite; goodwill impairment risk employed as part of our growth strategy and the anticipated impact of the goodwill impairment charge recognized in the second quarter of 2013; efforts with regard to the review of strategic alternatives; actions taken by regulators, rating agencies or lenders, including the impact of the downgrade by A.M. Best of the Company’s Insurance Company Subsidiaries’ financial strength rating and lowering the outlook for this rating from “stable” to “negative” and A.M. Best’s downgrade of our issuer credit rating and any other future action by A.M. Best with respect to such ratings; increased risks or reduction in the level of our underwriting commitments due to market conditions; a failure of our reinsurers to pay losses in a timely fashion, or at all; interest rate changes; continued difficult conditions in the global capital markets and the economy generally; market and credit risks affecting our investment portfolio; liquidity requirements forcing us to sell our investments; a failure to introduce new products or services to keep pace with advances in technology; the new federal financial regulatory reform; our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries; minimum capital and surplus requirements imposed on our Insurance Company Subsidiaries; acquisitions and integration of acquired businesses resulting in operating difficulties, which may prevent us from achieving the expected benefits; our reliance upon producers, which subjects us to their credit risk; loss of one of our core selected producers; our dependence on the continued services and performance of our senior management and other key personnel; our reliance on our information technology and telecommunications systems; managing technology initiatives and obtaining the efficiencies anticipated with technology implementation; a failure in our internal controls; the cyclical nature of the property and casualty insurance industry; severe weather conditions and other catastrophes; the effects of litigation, including the previously disclosed arbitration and class action litigation or any similar litigation which may be filed in the future; state regulation; and assessments imposed upon our Insurance Company Subsidiaries to provide funds for failing insurance companies.

For additional information with respect to certain of these and other factors, refer to “Risk Factors” above and subsequent filings made with the United States Securities and Exchange Commission. We are not under any obligation to (and expressly disclaim any obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

We establish a liability for losses and LAE, which represents case based estimates of reported unpaid losses and LAE and actuarial estimates of incurred but not reported losses (“IBNR”) and LAE.  Such liabilities, by necessity, are based upon estimates and, while we believe the amount of our reserves is adequate, the ultimate liability may be greater or less than the estimate.  As of December 31, 2013 and 2012, we have accrued $1,616.5 million and $1,456.0 million of gross loss and LAE reserves, respectively.

Components of Losses and Loss Adjustment Expense

The following table sets forth our gross and net reserves for losses and LAE based upon an underlying source of data, at December 31, 2013 (in thousands):

	Case	IBNR	Total
Direct	$543,141	$911,263	$1,454,404
Assumed-Directly Managed (1)	48,616	57,835	106,451
Assumed-Residual Markets (2)	9,041	12,099	21,140
Assumed-MFH	11,627	5,766	17,393
Assumed-Other	5,175	11,958	17,133
Gross	617,600	998,921	1,616,521
Less Ceded	134,479	370,952	505,431
Net	$483,121	$627,969	$1,111,090

(1) “Directly Managed” represents business managed and processed by our underwriting, claims, and loss control departments, utilizing our internal systems and related controls.

(2) “Residual Markets” represent mandatory pooled workers’ compensation business allocated to individual insurance company writers based on the insurer’s market share in a given state.

The reserves referenced in the above table related to our direct and assumed-directly managed business are established through transactions processed through our internal systems and related controls.  Likewise, business assumed from Midwest Insurance Company is defined as assumed business related to our partial ownership of Midwest Financial Holding, LLC (“MFH”), where we have direct access to their paid and case reserve loss data.  Accordingly, case reserves are established on a current basis, therefore, there is no delay or lag in reporting of losses from a ceding company, and IBNR is determined utilizing various actuarial methods based upon historical data.  Ultimate reserve estimates related to assumed business from residual markets are provided by individual states on a two quarter lag between the date of the evaluation and the receipt of the estimate from the National Council on Compensation Insurance (“NCCI”), and include an estimated reserve determined based upon internal actuarial methods for this lag.  Relative to assumed business from other sources, we receive case and paid loss data within a forty-five day reporting period and develop our estimates for IBNR based on both current and historical data.

The completeness and accuracy of data received from cedants on assumed business that we do not manage directly is verified through monthly reconciliations to detailed statements, inception-to-date roll-forwards of claim data, actuarial estimates of historical trends, field audits, and a series of management oversight reports on a program basis.

The following table sets forth our net case and IBNR reserves for losses and LAE by line of business at December 31, 2013 (in thousands):

	Net Case	Net IBNR	Total
Workers' Compensation	$237,108	$240,305	$477,413
Residual Markets	9,321	13,256	22,577
Commercial Multiple Peril/General Liability	159,306	300,644	459,950
Commercial Automobile	57,244	61,131	118,375
Other	20,142	12,633	32,775
Total	$483,121	$627,969	$1,111,090

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Claim Reserving Process and Methodology

When a claim is reported to one of our Insurance Company Subsidiaries or our affiliate MFH, for the majority of claims, our claims personnel within our risk management subsidiary will establish a case reserve for the estimated amount of the ultimate payment.  The amount of the reserve is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses.  The estimate reflects the informed judgment of such personnel based on general insurance reserving practices, which focus on the ultimate probable cost of each reported claim, as well as the experience and knowledge of the claims person.  Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments, new information, or periodic reviews.

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

In developing claim and claim adjustment expense reserve estimates, we perform a complete and detailed reserve analyses each quarter. To perform this analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it may be a particular geographical area within a line of business such as California workers’ compensation. The reserves within a reserve category level are characterized as either short tail or long tail.  About 98% of our reserves can be characterized as coming from long tail lines of business. For long tail business, several years may lapse between the time the business is written and the time when all claims are settled. Our long-tail exposures include workers’ compensation, commercial automobile liability, general liability, professional liability, products liability, aviation liability, excess, and umbrella. Short-tail exposures include property, commercial automobile physical damage, a portion of ocean marine, a portion of aviation, and inland marine. The analyses generally review losses both gross and net of reinsurance.

The standard actuarial methods that we use to project ultimate losses for both long-tail and short-tail exposures include, but are not limited to, the following:

•	Paid Development Method
•	Incurred Development Method
•	Paid Bornhuetter-Ferguson Method
•	Reported Bornhuetter-Ferguson Method
•	Initial Expected Loss Method
•	Paid Roll-forward Technique
•	Incurred Roll-forward Technique

All of these methods are consistently applied to each reserve category for which they are applicable and they create indications for each accident year.  We use judgment selecting the best estimate from within these estimates or adjusted estimates.  As such, no one method or group of methods is strictly used for any line of business or reserve category within a line of business.  The individual selections by year are our best judgments based on the strengths and weaknesses of the method, indications, the inherent variability in the data and the specific modifications to selections for data characteristics.

A brief description of the methods and some discussion of their inherent strengths, weaknesses and uses are as follows:

Paid Development Method

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Selection of the paid loss pattern requires analysis of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments, and other factors. Claim cost inflation itself requires evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.

Incurred Development Method

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

Paid Bornhuetter-Ferguson Method

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

Reported Bornhuetter-Ferguson Method

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

Initial Expected Loss Method

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Paid Roll-forward Technique

This technique adjusts prior estimates of ultimate losses based on the actual paid loss emergence in the quarter compared to the expected emergence. It is useful in evaluating reserves by considering the longer term implications of ordinary fluctuations in the development patterns.

Incurred Roll-forward Technique

This technique adjusts prior estimates of ultimate losses based on the actual case incurred loss emergence in the quarter compared to the expected emergence. It may also be useful in evaluating reserves by considering the longer term implications of ordinary fluctuations in the development patterns and generally reacts faster than the paid roll-forward technique.

Claims for short-tail lines of business settle quicker than long-tail lines of business, and in general, loss development factors for short-tail lines are smaller than long-tail lines.  For long-tail lines, we tend to rely on initial expected loss methods throughout the current accident year then typically move to development factor based methods for older accident years.  Development methods on short-tail lines are generally reliable in the third and fourth quarter of the initial accident year and recorded loss ratios reflect a blend of the development and forecast methods.  Short-tail lines represent 2% of our total reserves at December 31, 2013.

The reserve categories for which the above methods are not applicable are few.  The largest of these is our workers’ compensation residual market reserve category, where we utilize detailed reserve analyses performed by the industry statistical agency NCCI in making our estimates.  We adjust these estimates for timing differences in the reporting of the data.  The other reserve categories that deviate from the above methods are smaller; as a group they constitute less than one percent of the total reserves.

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

To analyze the development patterns, we compile, to the extent available, long-term and short-term historical data for our Insurance Company Subsidiaries, organized in a manner which provides an indication of the historical development patterns.  To the extent that the historical data may provide insufficient information about future patterns—whether due to environmental changes such as legislation or due to the small volume or short history of data for some segments of our business—benchmarks based on industry data, and forecasts made by industry rating bureaus regarding the effect of legislative benefit changes on such patterns, may be used to supplement, adjust, or replace patterns based on our Insurance Company Subsidiaries' historical data.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.  In particular, the development factor based methods all have as a key assumption that the development of losses in the future will follow a pattern similar to those measured by past experience and as adjusted either explicitly or by actuarial judgment.  There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple and varied factors.  With respect to the ultimate estimates for losses and LAE, the key methods remained consistent for the years ended December 31, 2013 and 2012. We reviewed the key assumptions that underlie the actuarial standard methods and made the appropriate adjustments to reflect the emergence of claim activity.

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

One implicit assumption underlying development patterns is that the claims inflation trends will continue into the future similar to their past patterns. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, our actuarial department derives expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2013 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. General inflation trends have been fairly stable over the past several years but there have been fluctuations of one to two percent over the past ten years and therefore we used a one percent annual inflation variance factor. The effect differed by line of business but overall was a four percent change in reserve adequacy or approximately $30.5 million effect on after tax net income.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

An explicit assumption used in the analysis is the set of initial expected loss ratios (“IELRs”) used in the current accident year reserve projections and in some of the prior accident year ultimate loss indications.  To estimate the sensitivity of the estimated ultimate loss to a change in IELRs, the actuarial department recasted the loss reserve indications using a set of IELRs all one percent higher than the final IELRs. The overall impact of a one percent change in IELRS would be a corresponding one percent change in reserve adequacy or a $5.8 million effect on after tax net income.  Often the loss ratios by line of business will vary from the IELR in different directions causing them to partially offset each other.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

The other factors having influence upon the loss and LAE reserve levels are too numerous and interdependent to efficiently model and test for sensitivity.  Likewise, the development factors by reserve category and age are too numerous to model and test for sensitivity.  Instead, ranges are estimated by reserve category considering past history, fluctuations in the development patterns, emerging issues, trends, and other factors.  The ranges are compiled and the total range is estimated considering the sensitivity to all of the underlying factors together.  The resulting range is our best estimate of the expected ongoing variability in the loss reserves.

Our range of loss and LAE reserves table shows that presently we estimate them as going from favorable development of 12.5% to unfavorable of 8.9%.  The range was evaluated based on the ultimate loss estimates from the actuarial methods described above.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Pre-tax Impact on Earnings from a Variance in Future Loss Payments and Case Reserves as of December 31, 2013 (in thousands)
Line of Business	Minimum Reserve Range		Maximum Reserve Range
Workers' Compensation	$(36,809)	-7.7%	$34,501	7.2%
Residual Markets	(1,581)	-7.0%	676	3.0%
Commercial Multiple Peril / General Liability	(83,243)	-18.1%	57,967	12.6%
Commercial Automobile	(14,763)	-12.5%	3,106	2.6%
Other	(2,943)	-9.0%	2,703	8.2%
Total	$(139,339)	-12.5%	$98,953	8.9%

The range of loss and LAE reserves at December 31, 2013 had a minimum reserve estimate of $971.8 million and a maximum reserve estimate of $1,210.0 million.

The range of loss and LAE reserves at December 31, 2012 had a minimum reserve estimate of $953.3 million and a maximum reserve estimate of $1,164.4 million. At December 31, 2012 we recorded the loss and LAE reserves at 1,074.1 million.  At December 31, 2013, re-estimated loss and LAE reserves for December 31, 2012 were $1,142.5 million which was within our 2012 loss and LAE estimated reserve range.

The sensitivity around our workers’ compensation reserves primarily reflects the size and the maturity of the underlying book of business.  Our workers’ compensation reserves represent 45% of our total reserves at December 31, 2013.

The sensitivity around our commercial multiple peril / general liability reserves primarily reflects the longer duration of reserves relating to our liability excess program, which started in 2003 and was cancelled in 2012, and our construction defect exposure, which together represent approximately 37% of the $460.0 million reserves in this line of business as of December 31, 2013.  These lines of business are subject to greater uncertainty and volatility than the remainder of our book of business.

The sensitivity around our commercial automobile reserves primarily reflects the speed of reporting of the underlying losses, as well as the maturity of the case law surrounding automobile liability.

The sensitivity around the other lines of business primarily reflects the size of the underlying book of business.  Our other reserves represent 3% of total reserves at December 31, 2013.  A large portion of these reserves represent professional liability programs which tend to be claims-made and reinsured at lower limits, therefore reducing the volatility that is inherent in a smaller book of business.  Another large portion represents property claims, which have a shorter reporting and payout pattern than liability and workers’ compensation claims.

All of our reserves are sensitive to changes in the underlying claim payment and case reserving practices, as well as the other sources of variations mentioned above.

Reinsurance Recoverables

Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR losses and LAE.  Such recoverables, by necessity, are based upon estimates.  Reinsurance does not legally discharge us from our legal liability to our insureds, but it does make the assuming reinsurer liable to us to the extent of the reinsurance ceded.  Instead of being netted against the appropriate liabilities, ceded unearned premiums and reinsurance recoverables on paid and unpaid losses and LAE are reported separately as assets in our consolidated balance sheets.  Reinsurance recoverable balances are also subject to credit risk associated with the particular reinsurer.  In our selection of reinsurers, we continually evaluate their financial stability.  While we believe our reinsurance recoverables are collectible, the ultimate ceded reserve recoverable may be greater or less than the amount accrued.  At December 31, 2013 and 2012, reinsurance recoverables on paid and unpaid losses were $519.9 million and $395.5 million, respectively.

In our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, or on the portion of risk either ceded to the captives, or retained by the clients.  The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs.  We collateralize balances due from our risk-sharing partners through funds withheld trusts or stand-by letters of credit issued by highly rated banks.  We have historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which may be in dispute.  At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility.  At December 31, 2013, we believe this allowance is adequate. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk-sharing partners.  No assurance can be given, however, regarding the future ability of our risk-sharing partners to meet their obligations.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Legal Contingencies

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, consulting services and other business transactions arising in the ordinary course of business as further disclosed in Note 15 ~ Commitments and Contingencies.  Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings.  Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant.   Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy of insurance at issue. We account for such activity through the establishment of unpaid loss and loss expense reserves.  We also maintain errors and omissions insurance and extra-contractual coverage under reinsurance treaties related to the policy of insurance at issue or other appropriate insurance.  In terms of any retentions or deductibles associated with such insurance, the Company has established accruals for such retentions or deductibles, when necessary, based upon current available information.  In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable; then an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets.  Period expenses related to the defense of such claims are included in the accompanying consolidated statements of income.  Management, with the assistance of outside counsel, adjusts such provisions according to new developments or changes in the strategy in dealing with such matters.  On the basis of current information, the Company does not believe that there is a reasonable possibility that, other than with regard to the arbitration disclosed in Note 15 ~ Commitments and Contingencies, any material loss exceeding amounts already accrued, if any, will result from any of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate.

Non-GAAP Financial Measures

Statutory Surplus

Statutory surplus is a non-GAAP measure with the most directly comparable financial GAAP measure being shareholders’ equity. The following is a reconciliation of statutory surplus to shareholders’ equity:

Meadowbrook Insurance Group, Inc.
Consolidated Statutory Surplus to GAAP Shareholders' Equity
For Period Ending: December 2013

Statutory Consolidated Surplus		488,220

Statutory to GAAP differences:
Deferred policy acquisition costs	62,773
Unrealized gain (loss) on investments	(5,649)
Non-admitted assets and other	(5,255)

Total Statutory to GAAP differences		51,869

Total Non-Regulated Entities		(126,675)

GAAP Consolidated Shareholders' Equity		413,413

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Net operating (loss) income (1)	$(117,908)	$(28,401)	$40,333
Net realized gains, net of tax	5,598	40,150	2,699
Net income	$(112,310)	$11,749	$43,032

Diluted earnings per common share:
Net operating (loss) income	$(2.36)	$(0.57)	$0.77
Net income	$(2.25)	$0.23	$0.82
Diluted weighted average common shares outstanding	49,871,587	50,177,484	52,404,377

(1) After-tax non- cash goodwill impairment represented $101.6 million (or $2.04 loss per diluted share) of the 2013 net operating loss.

We use net operating (loss) income and net operating (loss) income per share as components to assess our performance and as measures to evaluate the results of our business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the net effect of realized gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available for sale and not held for trading purposes. Realized gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. In 2013, realized gains before tax were $7.8 million, compared to $55.3 million of realized gains in 2012 that were generated by the sale of a large portion of our investment portfolio.  Realized gains in 2011 were $3.0 million. Accordingly, net operating (loss) income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying loss or profitability of our business. We believe that it is useful for investors to evaluate net operating (loss) income and net operating (loss) income per share, along with net (loss) income and net (loss) income per share, when reviewing and evaluating our performance.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

	For the Years Ended December 31,
	2013	2012	2011
Accident year loss and LAE ratio	68.9%	69.3%	65.3%
Increase in net ultimate loss estimates on prior year loss reserves	9.8%	10.0%	1.0%
Net loss & LAE ratio	78.7%	79.3%	66.3%

We use the accident year loss and LAE ratio as one component to assess our current year performance and as a measure to evaluate, and if necessary, adjust our pricing and underwriting. Our net loss and LAE ratio is based on calendar year information. Adjusting this ratio to an accident year loss and LAE ratio allows us to evaluate information based on the current year activity. We believe this measure provides investors with valuable information for comparison to historical trends and current industry estimates. We also believe that it is useful for investors to evaluate the accident year loss and LAE ratio and net loss and LAE ratio separately when reviewing and evaluating our performance.

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

On February 21, 2014, A.M. Best Company, insurance industry rating agency, lowered Meadowbrook's issuer credit rating from BBB+ to BBB.  While affirming the Company’s B++ financial strength rating A.M. Best lowered the outlook for this rating from “stable” to “negative.”

Agreement to Provide “A” Rated Policy Insurance Solution

Effective July 1, 2013, certain of our Insurance Company Subsidiaries entered into quota share reinsurance agreement(s) with State National Insurance Company, National Specialty Insurance Company and United Specialty Insurance Company (collectively, “SNIC”), which will provide certain of our Insurance Company Subsidiaries the use of an “A” rated policy issuance carrier for a portion of the Company’s business where an “A” rated policy issuer is required. For the year ended December 31, 2013, we assumed $170.2 million, respectively, in direct written premium from SNIC. The impact of the Front Fee on the year ended December 31, 2013 expense ratios was 0.5%.

Termination of Multiple Line Quota Share Reinsurance Treaty

The multiple line quota share reinsurance treaty entered into December 31, 2012 was terminated, by mutual agreement of the parties, in the third quarter for business effective October 1, 2013 and after. At December 31, 2013, we had ceded unearned premium of $20.3 million, which will be earned over the next nine months, based on the premium effective date.  The total pre-tax costs remaining, are $1.4 million (7% of the $20.3 million in ceded unearned premium), or $0.03 per share.

Results of Operations

Executive Overview

Our GAAP combined ratio was 111.0% for the year ended December 31, 2013, compared to 111.4% in 2012.  Excluding the impact of the quota share reinsurance treaty, the GAAP combined ratio was 107.9% for the year ended December 31, 2013.  Our accident year combined ratio was 101.2% for the year ended December 31, 2013, compared to 101.4% in 2012.   Excluding the impact of the quota share reinsurance treaty, the accident year combined ratio was 99.8% for the year ended December 31, 2013.

The year to date 2013 results were also impacted by the increase in net ultimate loss estimates for 2012 and prior accident years, which added 9.1 percentage points to the GAAP combined ratio. Full-year 2013 results also reflect the addition of 3.1 percentage points to the combined ratio related to the impact from the quota share reinsurance treaty that was entered into during the fourth quarter of 2012, and by an adverse interim final award from a reinsurance arbitration, which added 1.2 percentage points to the GAAP combined ratio.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Net operating loss, a non-GAAP measure, for the year ended December 31, 2013 was ($117.9 million), or ($2.36) per diluted share, compared to net operating loss of ($28.4 million), or ($0.57) per diluted share in 2012. The 2013 net loss includes $5.6 million, or $0.11 per diluted share, of after-tax realized gains, compared to $40.2 million, or $0.80 per diluted share, in 2012.

Net Operating Income - 2013 Pro Forma Results
(in millions, except for per share amounts)

	Net Operating (Loss) Income	Per Share Net Operating (Loss) Income	Combined Ratio

As Reported 2013 Results	$(117.9)	$(2.36)	111.0%

Goodwill impairment (pre-tax $115.4)	101.6	2.04	-9.1%
Prior year development (pre-tax $63.2)	41.5	0.83	-3.1%
Arbitration impact (pre-tax $8.2)	6.7	0.13	-1.2%
Multiple line quota share reinsurance treaty impact (pre-tax $10.2)	5.4	0.11	0.0%

Pro Forma 2013 AY net operating income, including front fee	$37.3	$0.75	97.6%

Pro Forma 2013 Accident Year Net Operating Income
(in millions, except for per share amounts)

	Net Operating (Loss) Income	Per Share Net Operating (Loss) Income	Combined Ratio

Contributions to Pro Forma 2013 Accident Year Net Operating Income
Profits from net commissions and fee revenue (pre-tax $13.7)	$9.0	$0.18
Net investment income (pre-tax $46.5)	36.8	0.74
2013 accident year underwriting profit (pre-tax $7.9)	5.2	0.10	97.1%
Equity earnings (reported net of tax)	2.5	0.05

Expenses to Support Capital Sturcture
Front fee (pre-tax $3.5)	(2.3)	(0.05)	0.5%
General Corporate Expenses (pre-tax $4.0)	(2.6)	(0.05)
Amortization Expense (pre-tax $4.0)	(2.8)	(0.06)
Interest expense (pre-tax $13.0)	(8.5)	(0.17)

Pro Forma 2013 AY net operating income, including front fee	$37.3	$0.74	97.6%

Gross written premium decreased $122.6 million, or 11.5%, to $944.0 million in 2013, compared to $1,066.6 million in 2012.  The decline in premium is attributed to the termination of, or premium volume reductions in certain programs where pricing and underwriting did not meet the Company’s underwriting standards and was offset by an overall 12% rate increase, which exceeded the Company’s estimated loss ratio trend of 1.7%.

Results of Operations - 2013 compared to 2012:

The net loss for the year ended December 31, 2013 was ($112.3 million), or ($2.25) per dilutive share, compared to net income of $11.7 million, or $0.23 per dilutive share, for the comparable period of 2012.  Net operating loss, a non-GAAP measure, for the year ended December 31, 2013 was ($117.9 million), or ($2.36) per diluted share, compared to net operating loss of ($28.4 million), or ($0.57) per diluted share for the year ended December 31, 2012.  The 2013 net operating loss, excluding the goodwill impairment, was ($16.3 million), or ($0.21) per diluted share. Total diluted weighted average shares outstanding for the year ended December 31, 2013, were 49,871,587, compared to 50,177,484 the comparable period in 2012.  The decrease reflects the impact of our Share Repurchase Plan in 2012.

Revenues - 2013 compared to 2012

Revenues for the year ended December 31, 2013, decreased $205.6 million, or 20.6%, to $791.2 million, from $996.8 million for the comparable period in 2012.  This decrease primarily reflects reduced premium levels and a decrease in net realized gains.

The following table sets forth the components of revenues (in thousands):

	For the Years Ended December 31,
	2013	2012
Revenue:
Net earned premiums	$697,417	$854,259
Management administrative fees	16,034	11,676
Claims fees	7,065	6,444
Commission revenue	16,413	15,929
Net investment income	46,473	53,143
Net realized gains	7,769	55,312
Total revenue	$791,171	$996,763

Net earned premiums decreased $156.8 million, or 18.4%, to $697.4 million for the year ended December 31, 2013, from $854.3 million in the comparable period in 2012.  The decrease in premium is attributed to the termination of, or premium volume reductions in certain programs where pricing and underwriting did not meet the Company’s underwriting standards and was offset by an overall 12% rate increase, which exceeded the Company’s estimated loss ratio trend of 1.7%.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Net commission and fee revenue increased $5.5 million, or 16.0%, to $39.5 million for the year ended December 31, 2013, from $34.0 million for the comparable period in 2012. This increase was driven primarily by commission revenues generated from our subsidiary US Specialty Underwriters (“USSU”) that are no longer considered intercompany or eliminated in consolidation as they are now written by SNIC carriers. This increase did not impact the Company’s consolidated financial results as there is a corresponding increase in the expenses from net commission and fee operations.

Net investment income decreased by $6.7 million, to $46.5 million for the year ended December 31, 2013, from $53.1 million for the comparable period in 2012. The decrease reflects the impact of lower reinvestment rates in 2013 from the proceeds of the fourth quarter 2012 sale of a portion of our bond portfolio offset by the investment of the proceeds from the cash convertible senior notes.

Net realized gains decreased by $47.5 million, to a $7.8 million gain for the year ended December 31, 2013, from a $55.3 million gain for the comparable period in 2012. The decrease in realized gains relates to the fourth quarter 2012 sale of a portion of our bond portfolio in order to generate realized gains and enhance the statutory surplus of our Insurance Company Subsidiaries.

Expenses - 2013 compared to 2012

Expenses decreased $58.6 million from $995.5 million for the year ended December 31, 2012 to $936.9 million for the year ended December 31, 2013.

The following table sets forth the components of expenses (in thousands):

	For the Years Ended December 31,
	2013	2012
Expense:
Net losses and loss adjustment expenses	$549,037	$677,684
Policy acquisition and other underwriting expenses	225,510	274,066
General selling & administrative expenses	25,789	24,463
General corporate expenses	3,997	3,572
Amortization expense	4,237	7,296
Goodwill impairment expense	115,397	-
Interest expense	12,950	8,429
Total expenses	$936,917	$995,510

Net loss and loss adjustment expenses (“LAE”) decreased $128.6 million to $549.0 million for the year ended December 31, 2013, from $677.7 million for the same period in 2012.  Our loss and LAE ratio was 78.7% for the year ended December 31, 2013 and 79.3% for the year ended December 31, 2012.  The loss and LAE ratio for the year ended December 31, 2013 includes a 9.8 percentage point increase from net ultimate loss estimates for accident years 2012 and prior, whereas the 2012 results include a 10.0 percentage point increase from net ultimate loss estimates for accident years 2011 and prior. The accident year loss and LAE ratio was 68.9% for the year ended December 31, 2013, down from 69.3% in the comparable period in 2012. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Policy acquisition and other underwriting expenses decreased $48.6 million, to $225.5 million for the year ended December 31, 2013, from $274.1 million for the same period in 2012. Our expense ratio increased 0.2 percentage points to 32.3% for the year ended December 31, 2013, from 32.1% for the same period in 2012.  The 2013 expense ratio, excluding the impact of the quota share reinsurance treaty, was 33.3% compared to 32.1% in 2012, or an increase of 1.2 percentage points.  This increase reflects the effect of the arbitration award expense of 0.3 percentage points and 0.4 percentage points relating to a reallocation of corporate overhead costs from our fee-for-service operations to Insurance Company Subsidiaries' operations.  The reallocation reflects a shift of corporate resources used to support capital and operating enhancements focused on strengthening statutory surplus and returning the Insurance Company Subsidiaries to an underwriting profit and a corresponding decrease to general selling and administrative costs.  This reallocation had no net income effect. In addition, the expense ratio included a 0.4 percentage point increase relating to the use of an unaffiliated “A” rated insurance company for policy issuance purposes (“Front Fee’).  The remaining 0.1 percentage point reflects the impact of deleveraging fixed costs.

Amortization expense decreased $3.1 million to $4.2 million for the year ended December 31, 2013, from $7.3 million for the same period in 2012.  The decrease is primarily due to the $1.8 million write off of an intangible asset related to the public entity excess liability program that we terminated in the fourth quarter of 2012.

Goodwill impairment expense increased by $115.4 million from $0 in 2012 due to the $115.4 million impairment taken in the second quarter of 2013.  Refer to Note 14 – Goodwill and Other Intangible Assets of the Notes to the Consolidated Financial Statements, for additional information specific to the goodwill impairment.

Interest expense increased by $4.5 million to $12.9 million for the year ended December 31, 2013 from $8.4 million for the same period in 2012.  The increase is primarily due to the interest incurred on the $100 million cash convertible senior notes entered into in the first quarter of 2013.

Federal income tax benefit for the year ended December 31, 2013 was $31.1 million, or 21.3% of income before taxes, compared to an expense of $8.1 million, or -794.3% of income before taxes for the same period in 2012.  Income tax expense on net capital gains and the change in our valuation allowance on deferred tax assets was $2.1 million for the year ended December 31, 2013, compared to $15.2 million for the year ended December 31, 2012.  The unusual 2012 tax rate is primarily due to the large tax benefit generated from underwriting losses resulting from adverse loss development and storm losses offset by the tax expense on net investment income and realized gains. The effective tax rate on net investment income in 2013 was 20.8%, driven by the level of tax exempt investments, compared to 25.7% for the year ended December 31, 2012.  The 2013 effective tax rate on underwriting results and profits from net commissions and fees was 21.5% compared to 2012 of 34.3%. The 2013 effective tax rate on realized gains was 27.9% compared to 27.4% in 2012.  The proportion of these three components of 2013 net income resulted in the 21.3% overall effective tax rate.

Results of Operations - 2012 compared to 2011:

Net income for the year ended December 31, 2012 was $11.7 million, or $0.23 per dilutive share, compared to net income of $43.0 million, or $0.82 per dilutive share, for the comparable period of 2011.  Net operating loss, a non-GAAP measure, for the year ended December 31, 2012 was ($28.4 million), or ($0.57) per diluted share, compared to net operating income of $40.3 million, or $0.77 per diluted share for the year ended December 31, 2011.  Total diluted weighted average shares outstanding for the year ended December 31, 2012, were 50,177,484, compared to 52,404,377 for the comparable period in 2011.  This decrease reflects the impact of our Share Repurchase Plan (the “Plan”).

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

Commission revenue increased $2.8 million, or 21.4%, to $15.9 million for the year ended December 31, 2012, from $13.1 million for the comparable period in 2011. This increase was driven primarily by commission revenues generated from the business of a Michigan agency that was acquired in the fourth quarter of 2011.

Net investment income decreased by $1.4 million, to $53.1 million for the year ended December 31, 2012, from $54.5 million for the comparable period in 2011.  The decrease reflects the impact from the fourth quarter 2012 sale of a portion of our bond portfolio in order to generate realized gains, and lower yields on our existing portfolio.

Net realized gains increased by $52.4 million, to $55.3 million for the year ended December 31, 2012, from a $2.9 million gain for the comparable period in 2011. The increase in realized gains relates to the fourth quarter 2012 sale of a portion of our bond portfolio in order to generate realized gains and enhance the statutory surplus of our Insurance Company Subsidiaries.  We completed the reinvestment process of the proceeds during the first quarter of 2013, with the replacement of these bonds at lower re-investment rates.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Net loss and loss adjustment expenses (“LAE”) increased $182.3 million, to $677.7 million for the year ended December 31, 2012, from $495.4 million for the same period in 2011.  Our loss and LAE ratio was 79.3% for the year ended December 31, 2012 and 66.3% for the year ended December 31, 2011.  The loss and LAE ratio for the year ended December 31, 2012 includes a 10.0 percentage point increase from net ultimate loss estimates for accident years 2011 and prior, whereas the 2011 results include 1.0 percentage point change from net ultimate loss estimates for accident years 2010 and prior.  The accident year loss and LAE ratio was 69.3% for the year ended December 31, 2012 up from 65.3% in the comparable period in 2011.  The impact of Super Storm Sandy added 0.8 percentage points in 2012 as compared to 2011.  In addition, the 2012 accident year loss and LAE ratio reflects the cumulative effect of an increase in our accident year forecasted 2012 loss and LAE ratio based upon the increase in net ultimate loss estimates for the 2009, 2010 and 2011 accident years.

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

Federal income tax benefit for the year ended December 31, 2012 was $8.1 million, or -794.3% of income before taxes, compared to an expense of $11.5 million, or 22.1% of income before taxes for the same period in 2011.  Income tax expense on net capital gains and the change in our valuation allowance on deferred tax assets was $15.2 million for the year ended December 31, 2012, compared to income tax expense on net capital gains and the change in our valuation allowance on deferred tax assets of $0.3 million for the year ended December 31, 2011.  The unusual 2012 tax rate is primarily due to the large tax benefit generated from underwriting losses resulting from adverse loss development and storm losses offset by the tax expense on net investment income and realized gains.    The effective tax rate on net investment income was 25.7%, driven by the level of tax exempt investments, compared to 24.6% for the year ended December 31, 2011.  The 2012 effective tax rate on underwriting results and profits from net commissions and fees was 34.3%, compared to 42.1% for the year ended December 31, 2011.  The 2012 effective tax rate on realized gains, which includes the benefit from the removal of the valuation allowance on deferred tax assets relating to OTTI securities that were sold, was 27.4%, compared to 8.6% for the year ended December 31, 2011.  The proportion of these three components of 2012 net income resulted in the -794.3% overall effective tax rate.

Other Items – Results of Operations

Equity earnings of affiliated, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, MFH, for $14.8 million in cash.  We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star will recognize 28.5% of the profits and losses as a result of this equity interest ownership.  We recognized equity earnings, net of tax, from MFH of $2.8 million, or $0.06 per dilutive share, for the year ended December 31, 2013, compared to $3.0 million, or $0.06 per dilutive share, for the comparable period of 2012, and $2.4 million, or $0.05 per dilutive share, for the comparable period of 2011.  We received dividends from MFH in 2013, 2012 and 2011, for $2.0 million, $4.0 million and $3.4 million, respectively.

In November 2012, our subsidiary, Century, committed to a $10 million contribution to the Aquiline Financial Services Fund II L.P. as a strategic investment. As of December 31, 2013, approximately $6.4 million of the commitment had been satisfied with $3.6 million of unfunded commitment remaining. Our ownership interest is approximately 1.3% of the fund, which does not constitute “significant influence”. Therefore, we are accounting for this investment under the equity method of accounting. Century will recognize 1.3% of the Fund’s profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from the Aquiline Financial Services Fund II L.P. of $0.6 million, or $0.01 per dilutive share for the year ended December 31, 2013.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Reserves

At December 31, 2013, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $1.1 billion. We established a reasonable range of reserves of approximately $971.8 million to $1.2 billion. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$440,604	$511,914	$477,413
Residual Markets	$20,996	$23,253	$22,577
Commercial Multiple Peril / General Liability	376,707	517,917	459,950
Commercial Automobile	103,612	121,481	118,375
Other	29,832	35,478	32,775
Total Net Reserves	$971,751	$1,210,043	$1,111,090

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key methods remained consistent for the year ended December 31, 2013, and the year ended December 31, 2012. We reviewed the key assumptions that underlie the actuarial standard methods and made the appropriate adjustments to reflect the emergence of claim activity.

For the year ended December 31, 2013, we reported an increase in net ultimate loss estimates for accident years 2012 and prior of $68.4 million, or 6.4% of $1.1 billion of beginning net loss and LAE reserves at January 1, 2013. At December 31, 2012 we recorded the loss and LAE reserves at 1,074.1 million.  At December 31, 2013, re-estimated loss and LAE reserves for December 31, 2012 were $1,142.5 million which was within our 2012 loss and LAE estimated reserve range. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2013 that differed from the projected activity. The major components of this change in ultimates are as follows (in thousands):

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2012	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at December 31, 2013

Workers' Compensation	$448,591	$217,803	$14,576	$232,379	$39,945	$163,612	$203,557	$477,413
Residual Markets	18,451	9,937	603	10,540	2,684	3,730	6,414	22,577
Commercial Multiple Peril / General Liability	427,296	143,357	35,667	179,024	15,258	131,112	146,370	459,950
Commercial Automobile	138,705	51,529	15,786	67,315	19,509	68,136	87,645	118,375
Other	41,032	58,011	1,768	59,779	38,146	29,890	68,036	32,775
Net Reserves	1,074,075	$480,637	$68,400	$549,037	$115,542	$396,480	$512,022	1,111,090
Reinsurance Recoverable	381,905							505,431
Consolidated	$1,455,980							$1,616,521

The following table shows the re-estimated December 31, 2012 held reserves by line as of December 31, 2013 (in thousands):

Line of Business	Reserves at December 31, 2012	Re-estimated Reserves for December 31, 2012 at December 31, 2013	Development as a percentage of prior year reserves

Workers' Compensation	$448,591	$463,167	3.2%
Commercial Multiple Peril / General Liability	427,296	462,963	8.3%
Commercial Automobile	138,705	154,491	11.4%
Other	41,032	42,800	4.3%
Sub-total	1,055,624	1,123,421	6.4%
Residual Markets	18,451	19,054	3.3%
Total Net Reserves	$1,074,075	$1,142,475	6.4%

Executive Overview

For the year ended December 31, 2013, we reported an increase in net ultimate loss estimates for accident years 2012 and prior of $68.4 million, or $63.1 million, excluding the impact of an adverse arbitration award. Of the remaining $63.1 million increase, $36.3 million was related to business previously terminated that is now in run-off.  Included in this $36.3 million increase is a $16.1 million year-to-date increase in an isolated California workers’ compensation territory, which developed in the second quarter of 2013.  Since the second quarter of 2013 this territory has developed slightly favorably in the second half of the year.  Excluding the isolated territory, the workers’ compensation line of business had a $1.6 million decrease in net ultimate loss estimates.

For the year ended December 31, 2013, the commercial multi-peril/general liability line of business increased $35.7 million, $27.7 million of which was related to the excess and surplus lines division, primarily on accident years 2011 and 2012.  In addition to the $27.7 million of increase in excess and surplus lines, the commercial multi-peril/general liability line of business was impacted by an increase in older accident years of $12.0 million related to a terminated excess liability program, primarily on accident years 2004 – 2008. These increases were partially offset by a decrease of 4.0 million in the other liability line of business. Accident year combined ratios on the this line of business over the last 5 years, on a fully developed basis are between 94% and 97%, with the exception of 2011 with a 102.6% combined ratio, the only year above 100%.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The commercial automobile line of business had an increase in net ultimate loss estimates of $15.8 million, of which $7.3 million was due to terminated business.  The dedicated claims team managing the run-off is taking the necessary actions to expeditiously run-off the remainder of the claims and has accelerated the process of reserving and closing claims.

Workers’ Compensation Excluding Residual Markets

The net ultimate loss estimates for accident years 2012 and prior in the workers' compensation line of business increased $14.6 million, or 3.2%. This was driven primarily by increases of $9.0 million and $6.8 million in 2011 and 2010, respectively.  The increase in the net ultimate loss estimate for these accident years was due to greater than expected claim emergence, primarily in an isolated territory that was increased $19.2 million in the second quarter and since has had favorable development of $3.7 million.  Cumulatively, in California’s workers’ compensation, we have achieved in excess of 60% rate increases since 2010 and in 2013 rate increases remained at over 20%.

This increase in ultimate loss estimates was partially offset by decreases of $1.9 million and $1.4 million in 2012 and 2007, respectively.  These decreases reflect lower than expected claim emergence related to a California program, a New England program, and a countrywide program.  Additional increases of $1.9 million, $2.2 million, and $1.3 million in accident years 2001, 2000, and 1999, respectively, were related to an adverse arbitration decision.  The change in ultimate loss estimates for all other accident years was insignificant.

Our ultimate loss estimates are reduced by our estimated impact of California legislative system and benefit changes enacted with Senate Bill 863 effective in 2013.  Many of the provisions of the bill are applicable to future payments and transactional costs, regardless of accident year; and therefore, affect the portfolio of held reserves.

Commercial Multiple Peril / General Liability

The net ultimate loss estimates for accident years 2012 and prior in the commercial multi-peril/general liability line of business increased $35.7 million, or 8.3%. This was driven partially by increases of $3.6 million, $4.2 million, $2.9 million, $2.2 million, and $1.9 million, in accident years 2008, 2007, 2006, 2005, and 2004, respectively, on a terminated excess liability program which had greater than expected claim emergence during the year.

The more recent accident years were impacted by increases of $7.9 million, $6.0 million, $2.8 million, and $3.5 million in accident years 2012, 2011, 2010, and 2009, respectively, reflecting greater than expected claim emergence in the excess and surplus lines division.  After experiencing favorable development for prior accident years in calendar years 2009, 2010 and 2011, the liability lines of business in our excess and surplus lines division experienced unfavorable development in 2013, primarily in the recent accident years mentioned above.  The older accident years in the excess and surplus lines business appear to be stable.  The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The $15.8 million increase, or 11.4%, in net ultimate loss estimates for the commercial automobile line of business was primarily from increases of $10.7 million, and $3.1 million in accident years 2012 and 2011, respectively.  These increases were primarily from greater than expected claim emergence in a transportation program, a California program, and a garage program.  The transportation program, which was terminated in 2012, accounted for $3.7 million of the total increase in the year.  The change in ultimate loss estimates for all other accident years was insignificant.

Other

The $1.8 million increase, or 4.3%, in net ultimate loss estimates in other lines of business is primarily from increases of $1.1 million and $1.0 million accident years 2012 and 2011, respectively.  This increase of $1.8 million in this line during the year was driven by $2.6 million of adverse development in our short tail business stemming from late reporting of 2012 storm occurrences.  This was partially offset by a $1.1 million decrease related to lower than expected claim emergence in medical malpractice. The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had an increase in net ultimate loss estimate of $0.6 million, or 3.3% of net reserves. This increase reflects rises in the net ultimate loss estimates for various accident years.  We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The following combined ratios are before the impact of the Quota Share Reinsurance Treaty which was terminated as of October 1, 2013.

The following table shows the calendar year combined ratio by line and calendar year:

Calendar Year Combined Ratio	2013	2012	2011*	2010*	2009*
Workers' Compensation	102.1%	108.8%	102.3%	101.5%	93.3%
Residual Market	148.6%	146.7%	214.8%	103.6%	108.6%
CMP/GL	111.9%	108.1%	90.9%	83.7%	87.2%
Auto	121.6%	126.5%	110.3%	97.7%	96.0%
Other	103.6%	109.3%	96.2%	92.7%	100.7%
Total	107.9%	111.4%	99.7%	95.0%	93.2%

* Uses expense ratios originally reported in calendar year statement.  These expense ratios have been adjusted in statement years 2012 and subsequent as a result of guidance retrospectively adopted on January 1, 2012.   The impact on the expense ratio for any given year of the guidance was 0.2 points or less.

For the table above, the calendar year combined ratios increased to over 100% in calendar year 2012 and 2013, primarily driven by adverse development on prior accident year Loss & Loss Adjustment Expense (“LAE”).  This prior year development is shown allocated to the related accident years in the following table:

Prior Year Development - Loss & LAE (in thousands)
Accident Year	2013	2012	2011	2010	2009
2008 & Prior	18,115	11,272	1,873	(29,783)	(28,670)
2009	1,428	18,708	1,394	(1,220)
2010	11,260	22,508	4,044
2011	18,598	33,027
2012	18,999
Total	68,400	85,515	7,311	(31,003)	(28,670)

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The following table reconciles the calendar year combined ratios to the accident year combined ratios as they were originally reported for the related 12 month period:

Reconcilliation of Calendar Year Combined Ratios to Accident Year Combined Ratios
		2013	2012	2011	2010	2009
Calendar year Combined Ratio		107.9%	111.4%	99.7%	95.0%	93.2%

Prior Year Development - Loss & LAE
(% of Related NEP)
Accident Year	2008 & Prior	2.1%	1.3%	0.3%	-4.5%	-5.3%
	2009	0.2%	2.2%	0.2%	-0.2%
	2010	1.3%	2.6%	0.5%
	2011	2.2%	3.9%
	2012	2.3%
	Total	8.1%	10.0%	1.0%	-4.7%	-5.3%
Accident Year Combined Ratio
Originally Reported		99.8%	101.4%	98.7%	99.7%	98.5%

The accident year combined ratio provides management with an assessment of a specific accident period’s profitability (which matches policy pricing with related losses) and assists management in their evaluation of product pricing levels and quality of business written in individual years.  The current accident year’s combined ratio plus the current calendar year development on prior accident year’s reserves (as a percent of net earned premium) equals the current calendar year’s combined ratio.  Prior accident year development is thus appropriately assigned and added to the accident years that triggered such liability.  Therefore, each accident year’s developed combined ratio includes all development adjustments that have been recorded in all calendar periods to-date.  The net earned premium and expenses remain fixed in the calendar period in which they were recorded and thus the sole difference between the calendar and accident year combined ratio is the allocation of the Loss & LAE to appropriate accident year.  The incurred Loss & LAE inception-to-date does not change in total, but only in such accident year allocation.

Allocation of Loss & LAE to accident year is a more appropriate match of revenue (net earned premium) and expenses (Loss & LAE) than calendar year.  Accident year combined ratios furthermore allow management to monitor changes over time in the profitability of the business written year-over-year and the impact of operational changes such as rate increases, underwriting actions, etc.

The following table shows the accident year combined ratio by line and year as originally reported:

Accident Year Combined Ratio Originally Reported
	2013	2012	2011	2010	2009
Workers' Compensation	98.1%	100.8%	99.3%	99.2%	98.1%
Residual Market	141.9%	173.3%	354.5%	331.8%	203.9%
CMP/GL	96.6%	94.3%	93.3%	96.0%	92.4%
Auto	106.6%	110.4%	105.7%	106.5%	100.0%
Other	102.2%	106.1%	96.9%	96.2%	104.8%
Total	99.8%	101.4%	98.7%	99.7%	98.5%

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The following table shows prior year development allocated to the related accident years:

Accident Year Prior Year Development - Loss & LAE (in thousands)
Development Year	2013	2012	2011	2010	2009
2010					(1,220)
2011				4,044	1,394
2012			33,027	22,508	18,708
2013		18,999	18,598	11,260	1,428
Total	-	18,999	51,625	37,812	20,310

The following table reconciles the originally reported accident year combined ratios to those with the ultimate evaluated at 12/31/13:

Reconcilliation of Accident Year Combined Ratios Originally Reported
to Accident Year Combined Ratios - Ultimate Evaluated at 12/31/2013
Accident Year Combined Ratio		2013	2012	2011	2010	2009
Originally Reported		99.8%	101.4%	98.7%	99.7%	98.5%

Total Prior Year Development - Loss & LAE
(% of Related NEP)
Development Year
	2010					-0.2%
	2011				0.6%	0.3%
	2012			4.4%	3.4%	3.4%
	2013		2.2%	2.5%	1.7%	0.2%
	Total		2.2%	6.9%	5.7%	3.7%
Accident Year Combined Ratio -
Ultimate Evaluated at 12/31/2013		99.8%	103.6%	105.6%	105.4%	102.2%

The table below shows accident year combined ratios in which the prior accident year development has been reallocated to the appropriate accident year:

Accident Year Combined Ratio - Ultimate Evaluated at 12/31/2013
	2013	2012	2011	2010	2009
Workers' Compensation	98.1%	100.2%	104.5%	109.7%	111.3%
Residual Market	141.9%	200.4%	326.8%	246.1%	137.7%
CMP/GL	96.6%	97.5%	102.6%	94.2%	96.8%
Auto	106.6%	119.1%	116.9%	116.4%	94.8%
Other	102.2%	107.0%	100.2%	98.2%	103.6%
Total	99.8%	103.6%	105.6%	105.4%	102.2%

The developed (to ultimate) accident year combined ratio measurement allows management to observe profitability associated with business earned in each year and take appropriate actions.  Management records its best estimate of reserves at each accounting date.  The recent adverse development resulted in an upward adjustment in the prior accident year reserve levels to move up in the range of indications and is not necessarily indicative of an expected trend going forward.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2013 was $42.6 million without prior regulatory approval. Of this $42.6 million, ordinary dividends of $14.0 million were declared and paid as of December 31, 2013. In addition to ordinary dividends, the Insurance Company Subsidiaries had the capacity to pay $127.3 million of extraordinary dividends in 2013, subject to prior regulatory approval. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios (all of which were above any regulatory action levels, refer to Note 8 ~ Regulatory Matters and Rating Issues for further details) and BCAR.  The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $14.0 million and $12.5 million for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, we had non-regulated cash and cash equivalents of $94.8 million and non-regulated working capital of $12.2 million.  As of December 31, 2013, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 1.9 to 1.0 and 1.4 to 1.0, respectively.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees.  These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries.  Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $13.7 million for the year ended December 31, 2013.

Based on our subsidiaries’ membership in the Federal Home Loan Bank of Indianapolis (“FHLBI”), we have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity.  As of December 31, 2013 and December 31, 2012, we had borrowed $30.0 million from the FHLBI. The proceeds were used to fund purchases of high quality bonds with maturities that match the maturity of the FHLBI credit facility. Due to the low cost of the FHLBI funding, the Company expects to generate returns of approximately 140 basis points in excess of its cost of borrowing under this strategy. We have the ability to increase our borrowing capacity through additional investments and pledging additional securities.

Cash flows provided by operations decreased by $120.0 million in 2013 to $2.0 million for the year ended December 31, 2013 from $122.0 million for the year ended December 31, 2012.  Excluding the quota share reinsurance agreement, there was a decrease in operating cash flow of $156.9 million in 2013 compared to 2012. The decrease was driven primarily by lower premiums received and higher paid losses, partially offset by higher commissions and fees and cash held in relation to the settlement terms of the SNIC agreement. While cash flows from operations were down in 2013 compared to 2012, we believe we maintain a strong balance sheet with geographic spread of risks, high quality reinsurance, and a high quality investment portfolio.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Other Items – Liquidity and Capital Resources

Credit Facilities

On August 29, 2012, we executed $130.0 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $30.0 million term loan facility and a $100.0 million revolving credit facility.  On September 19, 2013, we amended the Credit Facilities pursuant to a second Amendment to Credit Agreement and Waiver (the “Amendment”).

Under the Amendment, the term loan facility continues to have a four year term, along with no changes to the amortization period. As of December 31, 2013, the outstanding balance on our term loan facility was $22.5 million. The Amendment reduced available borrowing under the revolving credit facility from $100.0 million to $30.0 million with further periodic reductions to $21.0 million as of March 31, 2016.  The Amendment also established an amortization schedule for the revolving credit facility beginning on September 30, 2014.  The Company has $20.0 million outstanding under its revolving credit facility as of December 31, 2013.The undrawn portion of the revolving credit facility, which was $10.0 million as of December 31, 2013, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

The Credit Facilities replaced our former term loan of $65.0 million and revolving credit agreement of $35.0 million, entered into on July 31, 2008, which were terminated upon the closing of the Credit Facilities on August 29, 2012. At December 31, 2012, we had an outstanding balance of $28.5 million on our term loan and a $20.0 million outstanding balance on our revolving credit facility. There was $0.5 million in letters of credit that had been issued as of December 31, 2012.

The principal amount outstanding under the Credit Facilities provides for interest at either the Alternative Base Rate (“ABR”) or the London interbank offered rate (“LIBOR”). ABR borrowings under the Credit Facilities will bear interest at the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBOR for a one month period plus 1.0%, in each case, plus a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Facilities will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty-five basis points and thirty-seven and a half basis points, based on our consolidated leverage ratio as defined by the Credit Facilities. At December 31, 2013, the interest rate on our term loan was 2.75%, which consisted of a variable rate of 0.25%, plus an applicable margin of 2.50%. To reduce the exposure to changes in variable interest rates, we have entered into interest rate swaps as described in Note 7 ~ Derivative Instruments. At December 31, 2013, the interest rate on our revolving credit facility was 2.75%, which consisted of a variable rate of 0.25%, plus a 2.50% margin.

Additionally, the Amendment revised the financial covenants applicable to the Credit Facilities that consist of: (1) minimum consolidated net worth of $365,697,000 as of the effective date of the Amendment, with quarterly increases thereafter of the sum of (a) seventy-five percent of positive net income and (b) seventy-five percent of increases in shareholders’ equity by reason of the issuance and sale of equity interests, if any, (2) minimum Risk Based Capital Ratio for all material Insurance Company Subsidiaries of 1.75 times Company Action Level, (3) maximum permitted consolidated leverage ratio of (i) 0.375 to 1.00 at any time prior to September 30, 2014, or (ii) 0.35 to 1.00 at any time on or after September 30, 2014, (4) minimum consolidated fixed charge coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.” As of December 31, 2013, we were in compliance with these debt covenants.

Refer to Note 6 ~ Debt of the Notes to the Consolidated Financial Statements, for additional information specific to our credit facilities and debentures.

Cash Convertible Senior Notes

On March 18, 2013, we issued $100.0 million of 5.0% cash convertible senior notes (the “Notes”), which mature on March 15, 2020. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2013. Until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time on or after September 15, 2019 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. The Notes are not convertible into our common stock or any other securities under any circumstances. The initial conversion rate is 108.8732 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $9.18 per share), subject to adjustment upon the occurrence of certain events. Additionally, in the event of a fundamental change, the holders may require us to repurchase the Notes for a cash price equal to 100% of the principal, plus any accrued and unpaid interest. The proceeds from the issuance of the Notes were bifurcated into a debt component and an embedded conversion option component.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Due to the bifurcation, the debt component reflects an original issue discount (“OID”) of $12.9 million. The OID and deferred issuance costs of $3.7 million will be amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the OID, the Notes’ effective interest rate is 7.4%. Interest expense, including amortization of deferred issuance costs, recognized on the Notes was $5.4 million for the year ended December 31, 2013, respectively.

The following table shows the amounts recorded for the debt component of the Notes as of December 31, 2013 (in thousands):

Outstanding principal	$100,000
Unamortized OID	(11,777)
Total debt component	$88,223

As the conversion feature is structured under the cash settlement method, the embedded conversion option is reported as a derivative liability.

In connection with the offering of the Notes, we also entered into cash convertible senior notes hedge transactions (the “Note Hedges”) and warrant transactions (the “Warrants”) with respect to its common stock with certain counter-parties.  Upon conversion, the Note Hedges are intended to offset potential cash payments in excess of the principal of the Notes.  The Note Hedges and Warrants are separate transactions, entered into by the Company with certain counter-parties and are not part of the terms of the Notes.

We paid $12.9 million for the Note Hedges, which are exercisable upon conversion of the Notes.  The Note Hedges are structured under the cash settlement method and are accounted for as a derivative asset.

We received $3.0 million for the Warrants sold to certain counter-parties.  The Warrants have a strike price of $11.69 and will be net share settled; meaning we will issue a number of shares per Warrant corresponding to the difference between its share price on each Warrant exercise date and the exercise price.  The Warrants meet the definition of derivatives under the guidance in ASC 815; however, because these instruments have been determined to be indexed to our own stock and meet the criteria for equity classification under ASC 815-40, the Warrants have been accounted for as an adjustment to our paid-in-capital.

If the market value per share of our common stock exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on our net income per share and we will use the “treasury stock” method in calculating the dilutive effect on earnings per share.

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

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Investment Portfolio

As of December 31, 2013 and December 31, 2012, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.7 billion and $1.7 billion, respectively.

In general, we believe our overall investment portfolio is conservatively invested.  The effective duration of the investment portfolio at December 31, 2013 and 2012, was 5.0 years and 5.1 years, respectively.  Our pre-tax book yield, excluding cash and cash equivalents at December 31, 2013 was 3.0% compared to 3.0% in 2012.  The tax equivalent yield, excluding cash and cash equivalents was 3.7% at December 31, 2013, compared to 4.0% at December 31, 2012.  Approximately 99.8% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

Refer to Note 12 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2013 (in thousands):

Contractual Obligations and Commitments
Credit Lines and Long-Term Debt
	Payments due by period
Non-regulated companies:	Total	Less than one year	One to three years	Three to five years	More than five years
Term Loan	22,500	6,000	16,500	-	-
Lines of Credit (1)	20,000	1,500	18,500	-	-
	-
Federal Home Loan Bank of Indianapolis (2)	30,000	-	-	30,000	-
	-
Convertible Debt (3)	100,000	-	-	-	100,000

Debentures (4):
Senior debentures due 2034: issued $13.0 million,	13,000	-	-	-	13,000
Senior debentures due 2034: issued $12.0 million,	12,000	-	-	-	12,000
Junior subordinated debentures due 2035; issued $20.6 million	20,620	-	-	-	20,620
Junior subordinated debentures due 2033; issued $10.3 million	10,310	-	-	-	10,310
Junior subordinated debentures due 2032; issued $15.0 million (5)	15,000	-	-	-	15,000
Junior subordinated debentures due 2033; issued $10.0 million (5)	10,000	-	-	-	10,000

Total Debt	253,430	7,500	35,000	30,000	180,930

Interest on Term Loan (6)	1,342	659	683	-	-
Interest on Line of Credit	1,472	566	906	-	-

Federal Home Loan Bank of Indianapolis	1,237	381	761	95	-

Convertible Debt	32,500	5,000	10,000	10,000	7,500

Interest on Debentures:
Senior debentures due 2034: issued $13.0 million,	5,425	550	1,625	1,625	1,625
Senior debentures due 2034: issued $12.0 million,	5,358	765	1,531	1,531	1,531
Junior subordinated debentures due 2035; issued $20.6 million	8,810	1,259	2,517	2,517	2,517
Junior subordinated debentures due 2033; issued $10.3 million	4,532	647	1,295	1,295	1,295
Junior subordinated debentures due 2032; issued $15.0 million (5)	6,584	941	1,881	1,881	1,881
Junior subordinated debentures due 2033; issued $10.0 million (5)	4,396	628	1,256	1,256	1,256
Total Interest Payable	71,656	11,396	22,455	20,200	17,605

Operating lease obligations (7)	20,209	3,932	5,344	4,286	6,647

Regulated companies:
Loss and loss adjustment expense (8)	1,616,521	420,999	501,377	220,587	473,558
Aquiline Investment (9)	3,577	3,577
Total	1,965,393	447,404	564,176	275,073	678,740

(1) Relates to our revolving line of credit.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

(2) Relates to the proceeds received from the Federal Home Loan Bank of Indianapolis facility for which the Company used the full proceeds to purchase bonds.  The Company achieves a margin on the assets above the cost of the debt and therefore treats this as operating leverage.

(3)  Relates to the cash convertible senior notes, refer to Note 6 ~ Debt.  The current carrying value on the Balance Sheet considering the original issue discount is $88.2 million.  This will accrete to par value of $100 million due in 2020.

(4) Five year call feature associated with debentures, estimated seven year repayment.  For a description of our debentures and related interest rate terms, as well as actual rates in accordance with our interest rate swap transactions, refer to Note 6 ~ Debt and Note 7 ~ Derivative Instruments.

(5) Relates to the junior subordinated debentures acquired in conjunction with the ProCentury Merger.

(6) For a description of our term loan and its interest rate terms, as well as actual rates in accordance with our interest rate swap transaction, refer to Note 6 ~ Debt and Note 7 ~ Derivative Instruments.

(7) Consists of rental obligations under real estate leases related to branch offices.  In addition, includes amounts related to equipment leases.

(8) The loss and loss adjustment expense payments do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty.  However, based upon historical payment patterns, we have included an estimate of our gross losses and loss adjustment expenses.  In addition, we have anticipated cash receipts on reinsurance recoverables on unpaid losses and loss adjustment expenses of $505.4 million, of which we estimate that these payments to be paid for losses and loss adjustment expenses for the periods less than one year, one to three years, three to five years, and more than five years, to be $87.7 million, $121.3 million, $73.7 million, and $222.7 million, respectively, resulting in net losses and loss adjustment expenses of  $333.3 million, $380.1 million, $146.9 million, and $250.8 million, respectively.

(9) In November 2012, Century committed to a $10.0 million contribution to the Aquiline Financial Services Fund II L.P. as a strategic investment.  As of December 31, 2013, approximately $6.4 million of the commitment had been satisfied with $3.6 million of unfunded commitment remaining.  The remainder of the capital commitment will most likely be called in 2014; however, the exact date is not known as it is at the discretion of the fund managers based on the timing of the fund’s investments.

Variable Compensation

Our variable compensation plans have been established as an incentive for performance of our management team and consist of an Annual Bonus Plan (“Bonus Plan”) and a Long-Term Incentive Plan (“LTIP”).  The Bonus Plan is a discretionary cash bonus plan premised upon a targeted growth in net after-tax earnings on a year over year basis.  Each year, the Compensation Committee and our Board of Directors establish new targets based upon prior year performance and the forecasted performance levels anticipated for the following year.  The amount of the bonus pool is established by aggregating the individual targets for each participant, which is a percentage of salary.  An employee’s actual bonus may be plus or minus his or her target based upon the Company and individual’s performance at the end of the year. The Compensation Committee and the Board of Directors review our performance in relation to performance targets and then establish the total bonus pool to be utilized to pay cash bonuses to the management team based upon overall corporate and individual participant goals.

The LTIP is intended to provide an incentive to management to improve our performance over a period of time and remain with the Company, thereby increasing shareholder value.  The LTIP is paid entirely in stock based upon the performance of the Company and the participant’s service during the one-year period.  A participant’s target annual opportunity is established by the Compensation Committee and the Board of Directors in advance of any LTIP award.

Our Compensation Committee also is authorized to issue restricted stock awards when the Company achieves various financial, operational and strategic goals and objectives.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

All of our plans are administered by the Compensation Committee of the Board of Directors and all awards are reviewed and approved by the Board of Directors at both inception and at distribution.

Refer to Note 11 ~ Variable Compensation of the Notes to the Consolidated Financial Statements, for additional information relating to our variable compensation.

Regulatory and Rating Issues

Following the release of our 2013 fourth quarter results, on February 21, 2014, A.M. Best downgraded the issuer credit rating for our Insurance Company Subsidiaries to “bbb” from “bbb+” while affirming their financial strength rating of B++ (Good).  A.M. Best also downgraded Meadowbrook’s issuer credit rating to “bb” from “bb+” and revised the outlook for the Insurance Company Subsidiaries to “negative” from “stable”.  As a result of this recent development, we could experience a negative impact to our operations as described under “Risk Factors” above.

The National Association of Insurance Commissioners (“NAIC”) has a RBC formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital of regulated companies. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general, an insurance company must submit a calculation of its RBC formula to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines.  The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

At December 31, 2013, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required.  Refer to Note 8 ~ Regulatory Matters and Rating Issues for further details of RBC.

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies.  As of December 31, 2013, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 1.9 to 1.0 and 1.4 to 1.0, respectively.

The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio.  State insurance regulators review the IRIS ratio results in coordination with a company’s Statutory Annual Statement filings to determine if an insurer is in need of further regulatory scrutiny or action.  While the ratios, individually and collectively, are effective tools for identifying companies that may be experiencing financial difficulty, they are only a guide for regulators and should not be considered an absolute indicator of a Company's financial condition.

A given ratio result may or may not reflect financial difficulty, depending on the underlying circumstances.  Therefore, any “unusual values” generated by IRIS tests should be reviewed and analyzed in coordination with the overall financial condition of a company.  Analysis of a company's Statutory Annual Statement and familiarity with its operations and history are important in reviewing each ratio result and its significance to the company's financial condition.

Departure from the “usual values” on four or more ratios, at an individual company, generally leads to inquiries or possible further review operations and financial condition from state insurance commissioners.  In reviewing the financial information in the Statutory Annual Statements in coordination with the IRIS ratio results, a state regulator may determine that a company's departure from "usual values" is significant enough to indicate a strong concern with the financial condition of a company.  When such a determination is made, state regulatory requirements may include but not be limited to: specific restrictions on premium writings and surplus levels of a company, additional analysis of other key financial ratios of a company, or requiring an action plan be filed by the Company with specific actions outlined to bring the ratios back into the usual range.

In 2013, our Insurance Company Subsidiaries generated ratios that varied from the “usual value” range.  The Intercompany Pooling Reinsurance Agreement frequently causes large intercompany balance sheet amounts at period end that may adversely impact several of the IRIS ratio calculations.  These balances are settled after period end.  After considering the settlement these balances, the Adjusted Liabilities to Liquid Assets and Gross Agents’ Balances to Policyholders’ Surplus ratios fall into the usual values range.  The Investment Yield ratio provides a usual value range of between 3.0% and 6.5%; however, this range has not been recently updated to consider the historically low yielding environment.  Three other ratios, Two-Year Overall Operating Ratio, Two-Year Reserve Development to Policyholders’ Surplus and Change in Adjusted Policyholders’ Surplus, fell into the unusual value range due to the adverse prior year development, as previously discussed.  The capital and surplus was $488.2 million at December 31, 2013, up 14.5% from December 31, 2012.  The variations and additional details for the reasons are set forth below:

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Ratio	Usual Range	Value

Company: Star
Two-Year Overall Operating Ratio	Equal to or Under 100%	102.0% (1)
Adjusted Liabilities to Liquid Assets	Equal to or Under 100%	122.0% (2)

Company: Century
Two-Year Overall Operating Ratio	Equal to or Under 100%	104.0% (1)
Investment Yield	Between 3.0% and 6.5%	2.7% (3)
Two-Year Reserve Development to Policyholders’ Surplus	Equal to or Under 20%	23.0% (4)

Company: Savers
Two-Year Overall Operating Ratio	Equal to or Under 100%	105.0% (1)
Investment Yield	Between 3.0% and 6.5%	2.5% (3)
Two-Year Reserve Development to Policyholders’ Surplus	Equal to or Under 20%	37.0% (4)
Change in Adjusted Policyholders Surplus	Between (-10) and 25%	-12.0% (5)

Company: ProCentury
Two-Year Overall Operating Ratio	Equal to or Under 100%	106.0% (1)
Investment Yield	Between 3.0% and 6.5%	2.4% (3)
Two-Year Reserve Development to Policyholders’ Surplus	Equal to or Under 20%	33.0% (4)
Gross Agents’ Balances to Policyholders’ Surplus	Equal to or Under 40%	43.0% (6)

Company: Ameritrust
Two-Year Overall Operating Ratio	Equal to or Under 100%	105.0% (1)
Investment Yield	Between 3.0% and 6.5%	2.7% (3)
Two-Year Reserve Development to Policyholders’ Surplus	Equal to or Under 20%	36.0% (4)
Change in Adjusted Policyholders Surplus	Between (-10) and 25%	-11.0% (5)

Company: Williamsburg
Two-Year Overall Operating Ratio	Equal to or Under 100%	105.0% (1)
Adjusted Liabilities to Liquid Assets	Equal to or Under 100%	101.0% (2)
Investment Yield	Between 3.0% and 6.5%	2.6% (3)
Two-Year Reserve Development to Policyholders’ Surplus	Equal to or Under 20%	39.0% (4)
Change in Adjusted Policyholders Surplus	Between (-10) and 25%	-10.0% (5)

(1)	The Two-Year Overall Operating ratio measures the overall profitability of an entity over a two-year period. For 2013, this ratio is above 100% for all six of the Insurance Subsidiaries. This was driven by the adverse prior year development experienced in calendar years 2012 and 2013.

(2)	The Adjusted Liabilities to Liquid Assets evaluates an entity’s ability to meet obligations as they become due. While all liabilities are included in the ratio, only assets considered “liquid” by NAIC definition are included in the denominator of the ratio. For 2013, this ratio is outside the usual range on Star and Williamsburg, primarily as a result of our Intercompany Reinsurance Pooling Agreement. The Adjusted Liabilities include the gross amount of reinsurance payables related to the pool and does not allow an offset to those payables for any reinsurance recoverables related to the pool. In addition, the reinsurance recoverables are not included in the Liquid Assets portion of the formula. This causes the ratio results to appear much higher due to the timing of the settlement of the pool balances. Pool balances between the entities are settled subsequent to year-end. Once the balances are settled, the ratio is below 100% for both companies.

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

(3)	Investment Yield is a measure of the return on invested assets. It is calculated on a pre-tax basis and includes statutory net investment income, but excludes realized and unrealized capital gains/(losses). Because pre-tax investment income is used in the calculation, the ratio does not take into account lower yield rates on tax-exempt bonds. Five of the six insurance subsidiaries generated unusual values for this ratio in 2013. In general, we believe our overall investment portfolio is conservatively invested. On a consolidated basis, our overall tax equivalent yield, excluding cash and cash equivalents was 3.7% at December 31, 2013, compared to 4.1% at December 31, 2012. As a comparison, the risk free rate on the 10 Year treasuries increased during 2013 from 1.9% to 3.0% although still reflecting historical lows. Approximately 99.8% of our fixed income investment portfolio is investment grade.

(4)	Two-Year Reserve Development to Policyholders’ Surplus measures the deficiency/(redundancy) of reserves reported to date on loss/ALAE costs reported in the second prior year, in relation to ending policyholders’ surplus. Five of the six Insurance Subsidiaries generated Two-Year Reserve Development to Policyholders’ Surplus ratios greater than the usual value of 20%. Star was within the usual range, at 19%. The results of this ratio are driven by the adverse prior year development experienced in calendar years 2012 and 2013.

(5)	The Change in Adjusted Policyholders’ Surplus ratio measures the overall change in surplus over a one-year period, adjusted for the removal of any capital transaction, in order to measure the impact of operations on ending policyholders’ surplus levels. This ratio was just outside the usual range in calendar year 2013 for Savers, Ameritrust and Williamsburg. In 2013, after excluding the capital paid in transactions to the three noted subsidiaries, this ratio fell outside the usual range due to the statutory net loss reported for the year related to the reported adverse prior year development.

(6)	The Gross Agents’ Balances to Policyholders’ Surplus measures receivable amounts currently due from agents or policyholders in relations to policyholders’ surplus, the results of which could indicate deficiencies in collections procedures that could result in future write-offs. On ProCentury, this ratio was above the usual range. Balances resulting from our Intercompany Reinsurance Pooling Agreement impact this ratio. As these balances are intercompany related, the results of this ratio is not an indicator of collection issues. Excluding the intercompany pooling, this ratio would have been well within the usual range as of December 31, 2013.

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

In regard to our excess-of-loss reinsurance, we manage our credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective or existing reinsurers. We generally do not seek collateral where the reinsurer is rated “A−” or better by A. M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. The following table sets forth information relating to our five largest unaffiliated excess-of-loss reinsurers based upon ceded premium as of December 31, 2013:

MEADOWBROOK INSURANCE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Reinsurer	Reinsurance Premium Ceded December 31, 2013	Reinsurance Recoverable December 31, 2013	A.M. Best Rating
	(In thousands)	(In thousands)
Swiss Reinsurance America Corporation	$84,837	$108,683	A+
Hannover Rueck SE	15,645	51,117	A+
Lloyds Syndicate Number 2003	10,442	45,146	A
Maiden Reinsurance Company	12,664	29,566	A-
Lloyd’s Syndicate Number 2987	5,752	27,101	A

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

Effective December 31, 2012, we entered into a Multiple Line Quota Share Treaty with Swiss Reinsurance America Corporation (“Swiss Re”). This agreement was terminated on a run-off basis for business effective October 1, 2013 and after.  Effective December 31, 2012, we ceded 50% of our unearned premium on a select portion of business.  In return, we received a provisional ceding commission.  The business included in the agreement was subject to specific limitations and ceded certain business based upon an in-force, new and renewal basis.  We ceded 25% of direct written premium on this selected business commencing January 1, 2013, until the contract termination date of September 30, 2013, the remaining unearned premium and losses will continue to run-off.  The ceded earned premium associated with this agreement was $145.5 million, ceded loss and LAE was $79.9 million and the ceding commission benefit was $55.4 million for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we have no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Related Party Transactions

Refer to Note 17 ~ Related Party Transactions of the Notes to the Consolidated Financial Statements.

Recent Accounting Standards

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2013. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At December 31, 2013, our fixed income portfolio had an effective duration of 5.0 years compared to 5.1 years at December 31, 2012.

At December 31, 2013, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.6 billion.  Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in common stocks with an emphasis on dividends and a few relatively small positions of preferred stocks and mutual funds.  These investments comprise 7.0% of our investment portfolio.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,532,456	$1,463,046	$1,390,971
Yield to Maturity or Call	1.7%	2.5%	3.5%
Effective Duration	4.9	5.0	5.0

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates.  Thus, our interest expense on these debentures is directly correlated to market interest rates.  At December 31, 2013 and 2012, we had debentures of $80.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates.  Thus, our interest expense on our term loan is directly correlated to market interest rates.  At December 31, 2013, we had an outstanding balance under our term loan of $22.5 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $225,000.  At December 31, 2012, we had an outstanding under our term loan of $28.5 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $285,000.

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

MEADOWBROOK INSURANCE GROUP, INC.

In addition, our revolving line of credit under which we can borrow up to $30.0 million is subject to variable interest rates.  Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates.  At December 31, 2013, we had $20.0 million outstanding under our line of credit. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $200,000.  At December 31, 2012, we had $20.0 million outstanding on this revolving line of credit.  At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $200,000. In addition, at December 31, 2013 and 2012, $0.5 million in letters of credit had been issued.

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

As of December 31, 2013, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that material information relating to us is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (1992 framework)” Based on our assessment, we concluded that, as of December 31, 2013, our internal controls over financial reporting were effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2013, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 16, 2014, which is hereby incorporated by reference.  Our Code of Conduct can be found on our website www.meadowbrook.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Employment Agreements,” “Other Senior Executive Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 16, 2014, which is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 16, 2014, which is hereby incorporated by reference.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders (1)	0	$0.00	1,888,811
Equity compensation plans not approved by security holders	-	-	-
Total	0	$0.00	1,888,811

(1) The 1,888,811 number of shares remaining available for future issuance relates to our 2009 Equity Compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Party Transactions” and “Independence Determination” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 16, 2014, which is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 16, 2014, which is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this Report:

1.	List of Financial Statements:	Page

	Report of Independent Registered Public Accounting Firm on Financial Statements	68

	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	69

	Consolidated Balance Sheet — December 31, 2013 and 2012	70

	Consolidated Statement of Income — For Years Ended December 31, 2013, 2012, and 2011	71

	Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2013, 2012, and 2011	72

	Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2013, 2012, and 2011	73

	Consolidated Statement of Cash Flows — For Years Ended December 31, 2013, 2012, and 2011	74

	Notes to Consolidated Financial Statements	75-108

2.	Financial Statement Schedules

	Schedule I Summary of Investments Other Than Investments in Related Parties	109

	Schedule II Condensed Financial Information of Registrant	110-113

	Schedule III Supplementary Insurance Information – Omitted as not applicable

	Schedule IV Reinsurance	114

	Schedule V Valuation and Qualifying accounts	115

	Schedule VI Supplemental Information Concerning Property and Casualty Insurance Operations	116

3.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.

We have audited the accompanying consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadowbrook Insurance Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Detroit, Michigan
March 5, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.:

We have audited Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Meadowbrook Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Meadowbrook Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Detroit, Michigan
March 5, 2014

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,

	2013	2012
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,455,754 and $1,211,794 in 2013 and 2012, respectively)	$1,463,046	$1,286,807
Equity securities available for sale, at fair value (cost of $95,346 and $20,389 in 2013 and 2012, respectively)	109,982	22,661
Cash and cash equivalents	94,776	342,124
Accrued investment income	14,266	11,167
Premiums and agent balances receivable (net of allowance of $5,094 and $4,855 in 2013 and 2012, respectively)	214,144	208,743
Reinsurance recoverable on:
Paid losses	14,453	13,612
Unpaid losses	505,431	381,905
Prepaid reinsurance premiums	63,908	143,180
Deferred policy acquisition costs	62,773	45,417
Deferred income taxes, net	41,435	10,929
Goodwill	5,644	121,041
Other intangible assets	24,509	28,264
Other assets	147,475	97,424
Total assets	$2,761,842	$2,713,274

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,616,521	$1,455,980
Unearned premiums	354,367	439,418
Debt	160,723	78,500
Debentures	80,930	80,930
Accounts payable and accrued expenses	29,712	29,190
Funds held and reinsurance balances payable	29,320	49,622
Payable to insurance companies	45,625	5,641
Other liabilities	31,231	15,714
Total liabilities	2,348,429	2,154,995

Shareholders' Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 49,887,200 and 49,776,011 shares issued and outstanding	499	505
Additional paid-in capital	276,410	272,472
Retained earnings	120,894	237,351
Note receivable from officer	(709)	(737)
Accumulated other comprehensive income	16,319	48,688
Total shareholders' equity	413,413	558,279
Total liabilities and shareholders' equity	$2,761,842	$2,713,274

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended December 31,

	2013	2012	2011
	(In thousands, except share and per share data)
Revenues
Premiums earned
Gross	$1,029,062	$1,013,965	$869,861
Ceded	(331,645)	(159,706)	(122,226)
Net earned premiums	697,417	854,259	747,635
Net commissions and fees	39,512	34,049	32,115
Net investment income	46,473	53,143	54,522
Realized (losses) gains:
Total other-than-temporary impairments on securities	-	-	(84)
Portion of loss recognized in other comprehensive income	-	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	-	(84)
Net realized gains excluding other-than-temporary impairments on securities	7,769	55,312	3,033
Net realized gains	7,769	55,312	2,949
Total revenues	791,171	996,763	837,221

Expenses
Losses and loss adjustment expenses	787,531	806,635	590,675
Reinsurance recoveries	(238,494)	(128,951)	(95,324)
Net losses and loss adjustment expenses	549,037	677,684	495,351
Policy acquisition and other underwriting expenses	225,510	274,066	250,535
General selling and administrative expenses	25,789	24,463	24,775
General corporate expense	3,997	3,572	400
Amortization expense	4,237	7,296	4,973
Goodwill impairment expense	115,397	-	-
Interest expense	12,950	8,429	8,347
Total expenses	936,917	995,510	784,381
(Loss) income before taxes and equity earnings	(145,746)	1,253	52,840
Federal and state income tax (benefit) expense	(30,960)	(7,842)	12,169
Equity earnings of affiliates, net of tax	3,441	2,652	2,418
Equity (losses) earnings of unconsolidated subsidiaries, net of tax	(965)	2	(57)
Net (loss) income	$(112,310)	$11,749	$43,032

(Loss) Earnings Per Share
Basic	$(2.25)	$0.23	$0.82
Diluted	$(2.25)	$0.23	$0.82

Weighted average number of common shares
Basic	49,871,587	50,177,484	52,404,377
Diluted	49,871,587	50,177,484	52,404,377

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2013	2012	2011
	(In thousands)

Net (loss) income	$(112,310)	$11,749	$43,032
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities	(31,178)	15,549	33,779
Unrealized (losses) gains in affiliates and unconsolidated subsidiaries	(113)	163	(23)
Increase on non-credit other-than-temporary impairments on securities	-	741	17
Net deferred derivative gains - hedging activity	3,954	334	578
Less reclassification adjustment for investment gains included in net income	(5,032)	(35,953)	(1,872)
Other comprehensive (loss) gains	(32,369)	(19,166)	32,479
Comprehensive (loss) income	$(144,679)	$(7,417)	$75,511

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	For the Years ended December 31, 2013, 2012, and 2011
	(In thousands)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balances January 1, 2011	520	292,705	212,600	(797)	35,375	540,403
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	32,211	32,211
Change in valuation allowance on deferred tax assets	-	-	-	-	(287)	(287)
Net deferred derivative gain - hedging activity	-	-	-	-	578	578
Dividends declared and paid	-	-	(8,889)	-	-	(8,889)
Stock award	-	543	-	-	-	543
Long term incentive plan; stock award for 2009-2011 plan years	-	(2,006)	-	-	-	(2,006)
Repurchase of 2,225,000 shares of common stock	-	(12,237)	(8,204)	-	-	(20,441)
Change in investment in affiliates, net of tax	-	-	-	-	(19)	(19)
Change in investment of unconsolidated subsidiaries	-	-	-	-	(4)	(4)
Note receivable from an officer	-	-	-	30	-	30
Net income	-	-	43,032	-	-	43,032
Balances December 31, 2011	520	279,005	238,539	(767)	67,854	585,151
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	(19,854)	(19,854)
Change in valuation allowance on deferred tax assets	-	-	-	-	191	191
Net deferred derivative gain - hedging activity	-	-	-	-	334	334
Dividends declared and paid	-	-	(8,542)	-	-	(8,542)
Stock award	-	362	-	-	-	362
Long term incentive plan; stock award for 2012 plan year	-	212	-	-	-	212
Repurchase of 1,267,300 shares of common stock	(15)	(7,107)	(4,395)	-	-	(11,517)
Change in investment in affiliates, net of tax	-	-	-	-	192	192
Change in investment of unconsolidated subsidiaries	-	-	-	-	(29)	(29)
Note receivable from an officer	-	-	-	30	-	30
Net income	-	-	11,749	-	-	11,749
Balances December 31, 2012	$505	$272,472	$237,351	$(737)	$48,688	$558,279
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	(36,075)	(36,075)
Change in valuation allowance on deferred tax assets	-	-	-	-	(135)	(135)
Net deferred derivative gain - hedging activity	-	-	-	-	3,954	3,954
Dividends declared and paid	-	-	(3,991)	-	-	(3,991)
Stock award	1	358	-	-	-	359
Long term incentive plan; stock award for 2012 and 2013 plan years	-	430	-	-	-	430
Change in investment in affiliates, net of tax	-	-	-	-	(113)	(113)
Change in investment of unconsolidated subsidiaries	-	-	-	-		-
Stock warrant issuance		3,023				3,023
Other reclass	(7)	127	(156)			(36)
Note receivable from an officer	-	-	-	28	-	28
Net loss	-	-	(112,310)	-	-	(112,310)
Balances December 31, 2013	$499	$276,410	$120,894	$(709)	$16,319	$413,413

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	2013	2012	2011
	(In thousands)
Cash Flows From Operating Activities
Net (loss) income	$(112,310)	$11,749	$43,032
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	4,137	7,296	4,847
Amortization of deferred debenture issuance costs	73	125	125
Impairment of goodwill	115,397	-	-
Depreciation of furniture, equipment, and building	4,698	5,098	5,491
Net amortization of discount and premiums on bonds	11,556	6,526	4,406
Accretion of issued debt/original issue discount	1,165	-	-
Amortization of capitalized convertible note fees	331	-	-
Gain on investments	(7,741)	(55,313)	(2,879)
Gain on sale of fixed assets	(88)	(88)	(88)
Long term incentive plan expense (benefit)	453	212	(2,006)
Stock award	358	362	535
Equity earnings of affiliates, net of taxes	(3,441)	(2,652)	(2,418)
Equity (earnings) losses of unconsolidated subsidiaries, net of taxes	965	(2)	57
Deferred income tax expense	(13,427)	(8,890)	(54)
Write-off of book of business	100	123	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agent balances receivable	(5,401)	(25,583)	(13,294)
Reinsurance recoverable on paid and unpaid losses	(124,367)	(69,763)	(31,558)
Prepaid reinsurance premiums	79,272	(109,426)	(5,546)
Deferred policy acquisition costs	(17,356)	29,050	(6,017)
Other assets	(36,566)	745	(3,159)
Increase (decrease) in:
Losses and loss adjustment expenses	160,541	261,003	129,921
Unearned premiums	(85,051)	52,668	34,165
Payable to insurance companies	39,084	1,320	1,567
Funds held and reinsurance balances payable	(20,302)	23,719	(2,921)
Other liabilities	9,915	(6,236)	(16,088)
Total adjustments	114,305	110,294	95,086
Net cash provided by operating activities	1,995	122,043	138,118
Cash Flows From Investing Activities
Purchase of equity securities available for sale	(111,225)	-	-
Purchase of debt securities available for sale	(433,963)	(594,264)	(223,787)
Proceeds from sales and calls of equity securities available for sale	42,538	6,121	700
Proceeds from sales and maturities of debt securities available for sale	179,956	682,930	140,980
Capital expenditures	(2,148)	(2,663)	(5,958)
Purchase of books of business	-	(3,700)	(1,036)
Loan receivable	2,063	706	940
Other investing activities	(3,233)	(758)	(306)
Net cash provided by (used in) investing activities	(326,012)	88,372	(88,467)
Cash Flows From Financing Activities
Proceeds from term loan	-	30,000	-
Proceeds from lines of credit	-	30,000	4,500
Proceeds from FHLB advance	-	30,000	-
Payments on term loan	(6,000)	(25,375)	(13,875)
Payments on lines of credit	-	(14,500)	-
Proceeds from convertible senior notes	96,324	-	-
Payments for convertible senior notes hedge	(12,942)	-	-
Proceeds from issuance of warrants	3,023	-	-
Book overdrafts	227	(144)	358
Dividend paid on common stock	(3,991)	(8,542)	(8,889)
Cash payment for payroll taxes associated with long-term incentive plan net stock issuance	-	-	9
Share repurchases of common stock	-	(11,517)	(20,441)
Other financing activities	28	30	30
Net cash provided by (used in) financing activities	76,669	29,952	(38,308)
Net increase in cash and cash equivalents	(247,348)	240,367	11,343
Cash and cash equivalents, beginning of year	342,124	101,757	90,414
Cash and cash equivalents, end of year	$94,776	$342,124	$101,757
Supplemental Disclosure of Cash Flow Information:
Interest paid	$9,586	$7,695	$7,852
Net income taxes paid	$1,058	$176	$17,682
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Share-based employee compensation	$358	$362	$535

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company” or “Meadowbrook”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company (“Savers”), Williamsburg National Insurance Company (“Williamsburg”), and Ameritrust Insurance Corporation (“Ameritrust”).   The consolidated financial statements also include Meadowbrook, Inc., Crest Financial Corporation, and their respective subsidiaries.  In addition, the consolidated financial statements also include ProCentury Corporation (“ProCentury”) and its wholly owned subsidiaries.  ProCentury’s wholly owned subsidiaries consist of Century Surety Company (“Century”) and its wholly owned subsidiary ProCentury Insurance Company (“PIC”).  In addition, ProCentury Risk Partners Insurance Company, Ltd. ("PROPIC") is a wholly owned subsidiary of ProCentury.  Star, Savers, Williamsburg, Ameritrust, Century, and PIC are collectively referred to as the "Insurance Company Subsidiaries".

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

Through its retail property and casualty agencies, the Company also generates commission revenue, which represents 2.1% of total consolidated revenues. The Company’s agencies are located in Michigan, California, Massachusetts, and Florida and produce commercial, personal lines, life and accident and health insurance primarily with unaffiliated insurance carriers. These agencies produce a minimal amount of business for the Company’s affiliated Insurance Company Subsidiaries.

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

Investments

The Company’s investment securities are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities that are not determined to be other-than-temporarily impaired ("OTTI") are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes and, accordingly, have no effect on net income.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Reserves related to the Company’s direct business and assumed business it manages directly are established through transactions processed through the Company’s internal systems and related controls.  Accordingly, case reserves are established on a current basis, therefore, there is no delay or lag in reporting of losses from a ceding company, and IBNR is determined utilizing various actuarial methods based upon historical data.  Ultimate reserve estimates related to assumed business from residual markets are provided by the mandatory pools on a two quarter lag and include an estimated reserve determined based upon internal actuarial methods for this lag.   Lastly, in relation to assumed business from other sources, the Company receives case and paid loss data within a forty-five day reporting period and develops estimates for IBNR based on both current and historical data.

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

The methods for making such estimates and for establishing the loss reserves and reinsurance recoverables are continually reviewed and updated.  We reviewed the key assumptions that underlie the actuarial methods and made the appropriate adjustments to reflect the emergence of claim activity.

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

Effective July 1, 2013 the Insurance Company Subsidiaries of Meadowbrook Insurance Group, Inc. entered into an agreement with State National Insurance Company, National Specialty Insurance Company and United Specialty Insurance Company (collectively, “SNIC”), wherein certain portions of our business from our Insurance Company Subsidiaries were written direct with SNIC and 100% assumed collectively by our Insurance Company Subsidiaries based on agreed upon percentages.  The SNIC business has a 5.5% fee, which is reflected as assumed commission on the applicable Insurance Company Subsidiaries' financial statements.  As of December 31, 2013, our Insurance Company Subsidiaries collectively have assumed $170.2 million in gross written premium from SNIC. The impact of the SNIC fee on the Company’s expense ratio was 0.5% for the year ended December 31, 2013.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they were earned.  Commission income is reported net of any sub-producer commission expense.  Commission adjustments that occur subsequent to the issuance of the policy, because of cancellation typically are recognized when the policy is effectively cancelled.  Profit sharing commissions from Insurance Company Subsidiaries are recognized when determinable, which is when such commissions are received.

The Company reviews, on an ongoing basis, the collectability of its receivables and establishes an allowance for estimated uncollectible accounts. As of December 31, 2013 and 2012, the allowance for uncollectibles on receivables was $5.1 million and $4.9 million, respectively.

The agent balances receivable from Midwest Financial Holdings, LLC (“MFH”) for the years ended December 31, 2013 and 2012 were $37.7 million and $40.9 million, respectively.  No other receivable exceeds 10% of the aggregate amount of receivables.

Equity Earnings of Affiliates

Equity earnings represent investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. The Company has a 28.5% equity interest in one affiliate, MFH. The equity earnings of this interest were recorded in net income. Equity earnings, net of tax, from MFH in 2013, 2012, and 2011, were $2.8 million, $3.0 million, and $2.4 million, respectively.   The Company received dividends from MFH in 2013, 2012, and 2011, for $2.0 million, $4.0 million, and $3.4 million, respectively. The Company is recording the equity earnings in MFH based on a month lag due to timing differences with respect to the availability of information.

The Company has a 1.3% equity interest in another affiliate, Aquiline Financial Services Fund II L.P. The equity earnings incurred with respect to this interest were recorded in net income. The equity earnings, net of tax, from Aquiline Financial Services Fund II L.P. in 2013 was $0.6 million.  The Company had no equity earnings related to the Aquiline Financial Services Fund II L.P. for 2012 and 2011.

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts. The Company reduces these costs for premium deficiencies.  There were no premium deficiencies for the years ended December 31, 2013, 2012, and 2011.

Participating Policyholder Dividends

The Company’s method for determining policyholder dividends is a combination of subjective and objective decisions, which may include, among other things, a loss ratio analysis for the specific program and the Company’s overall business strategy and regulatory constraints related to the Insurance Company Subsidiaries.  The Company determines the total dividends to be paid and then obtains the approval of the Board of Directors to pay up to a certain amount.  At December 31, 2013 and 2012, the Company had $1.3 million and $1.5 million accrued for policyholder dividends, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Goodwill

The Company evaluates existing goodwill for impairment on an annual basis as of October 1, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Goodwill impairment is performed at the reporting unit level.

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

Shares related to the LTIP included in diluted earnings per share were all zero for the years ended December 31, 2013, 2012, and 2011, respectively.

Restricted stock awards granted under the Plan on February 23, 2011, and 2010, were 28,500 and 202,500, respectively.  Shares retired under both plans for tax withholding were 30,556 resulting in a net issuance of 200,444, which are included in the weighted average number of common shares for the year ended December 31, 2013.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide addition detail about those amounts. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012. The Company adopted this new guidance on January 1, 2013 and included the required disclosures in Note 19 ~ Accumulated Other Comprehensive Income.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued a new standard that requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and when the entity intends to use the deferred tax asset for that purpose.  The new standard will be effective for fiscal years and interim periods within those years that begin after December 15, 2013. The adoption of the new standard will not have a material impact on the Company's consolidated financial statements.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

2. INVESTMENTS

The cost or amortized cost, gross unrealized gains, losses, non-credit other than temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at December 31, 2013 and December 31, 2012 were as follows (in thousands):

	December 31, 2013
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Non-Credit OTTI	Estimated Fair Value
Debt Securities:
U.S. Government and agencies	$24,985	$572	$(188)	$-	25,369
Obligations of states and political subs	730,004	25,509	(20,121)	-	735,392
Corporate securities	534,913	15,529	(11,935)	-	538,507
Residential mortgage-backed securities	118,930	2,191	(4,737)	-	116,384
Commercial mortgage-backed securities	26,719	617	(868)	-	26,468
Other asset-backed securities	20,203	763	(40)	-	20,926
Total debt securities available for sale	1,455,754	45,181	(37,889)	-	1,463,046
Equity Securities:
Perpetual preferred stock	71	147	-	-	218
Common stock	95,275	14,933	(444)	-	109,764
Total equity securities available for sale	95,346	15,080	(444)	-	109,982
Total securities available for sale	$1,551,100	$60,261	$(38,333)	$-	$1,573,028

	December 31, 2012
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Non-Credit OTTI	Estimated Fair Value
Debt Securities:
U.S. Government and agencies	$26,788	$918	$(22)	$-	$27,684
Obligations of states and political subs	587,276	43,124	(1,427)	-	628,973
Corporate securities	482,290	25,569	(858)	-	507,001
Redeemable preferred stocks	1,743	436	-	-	2,179
Residential mortgage-backed securities	73,530	4,393	(41)	-	77,882
Commercial mortgage-backed securities	33,732	1,800	-	-	35,532
Other asset-backed securities	6,435	1,125	(4)	-	7,556
Total debt securities available for sale	1,211,794	77,365	(2,352)	-	1,286,807
Equity Securities:
Perpetual preferred stock	6,930	1,578	-	-	8,508
Common stock	13,459	901	(207)	-	14,153
Total equity securities available for sale	20,389	2,479	(207)	-	22,661
Total securities available for sale	$1,232,183	$79,844	$(2,559)	$-	$1,309,468

The Company’s investment objective within the common stock portfolio focuses primarily on providing maximizing dividend yield while minimizing price risk.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of December 31, 2013 and December 31, 2012 were as follows (in thousands):

	December 31, 2013	December 31, 2012
Unrealized gains	$60,261	$79,844
Unrealized losses	(38,333)	(2,559)
Non-credit OTTI	-	-
Net unrealized gains	21,928	77,285
Deferred federal income tax expense	(7,675)	(26,957)
Net unrealized gains on investments, net of deferred federal income taxes	$14,253	$50,328

Net realized gains (losses, including OTTI) on securities, for the three years ended December 31, 2013, 2012, and 2011 were as follows (in thousands):

	December 31,
	2013	2012	2011
Realized gains (losses):
Debt securities:
Gross realized gains	$2,002	$54,196	$2,815
Gross realized losses	(531)	(217)	(180)
Total debt securities	1,471	53,979	2,635
Equity securities:
Gross realized gains	6,671	1,351	244
Gross realized losses	(401)	(17)	-
Total equity securities	6,270	1,334	244
Net realized gains	$7,741	$55,313	$2,879

OTTI included in realized losses on securities above	$-	$-	$(84)

Proceeds from the sales of debt and equity securities available for sale were $119.6 million, $572.1 million, and $35.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

At December 31, 2013, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,403	$25,698
Due after one year through five years	456,511	472,425
Due after five years through ten years	655,603	656,536
Due after ten years	152,388	144,609
Mortgage-backed securities, collateralized obligations and asset-backed securities	165,849	163,778
	$1,455,754	$1,463,046

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Net investment income for the three years ended December 31, 2013, 2012, and 2011 was as follows (in thousands):

	December 31,
	2013	2012	2011
Net Investment Income Earned From:
Debt securities	$43,505	$51,956	$52,983
Equity securities	3,855	1,740	2,054
Cash and cash equivalents	728	825	807
Total gross investment income	48,088	54,521	55,844
Less investment expenses	1,615	1,378	1,322
Net investment income	$46,473	$53,143	$54,522

United States Government obligations, municipal and corporate bonds aggregating $756.5 million and $361.5 million were on deposit at December 31, 2013 and 2012, respectively, with state regulatory authorities or otherwise pledged as required by law or contract.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Upon review of the Company’s investment portfolio in the context of our OTTI policy, the Company did not record a credit or a non-credit related OTTI loss for the years ended December 31, 2013 and 2012, respectively.  The Company did record $84,000 of credit related OTTI, of which no non-credit related OTTI losses were recognized in other comprehensive income for the year ended December 31, 2011.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	December 31, 2013
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	5	$6,181	$(91)	1	$903	$(97)	6	$7,084	$(188)
Obligations of states and political subs	103	285,264	(16,218)	16	43,811	(3,903)	119	329,075	(20,121)
Corporate securities	121	259,581	(10,663)	8	16,734	(1,272)	129	276,315	(11,935)
Residential mortgage-backed securities	13	72,458	(3,879)	1	8,095	(858)	14	80,553	(4,737)
Commercial mortgage-backed securities	5	12,451	(868)	-	-	-	5	12,451	(868)
Other asset-backed securities	4	8,522	(40)	-	-	-	4	8,522	(40)
Total debt securities	251	644,457	(31,759)	26	69,543	(6,130)	277	714,000	(37,889)
Equity Securities:
Perpetual preferred stock	-	-	-	-	-	-	-	-	-
Common stock	15	12,112	(444)	-	-	-	15	12,112	(444)
Total equity securities	15	12,112	(444)	-	-	-	15	12,112	(444)
Total securities	266	$656,569	$(32,203)	26	$69,543	$(6,130)	292	$726,112	$(38,333)

	December 31, 2012
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	5	$7,063	$(22)	-	$-	$-	5	$7,063	$(22)
Obligations of states and political subs	23	69,016	(1,427)	-	-	-	23	69,016	(1,427)
Corporate securities	50	113,348	(858)	-	-	-	50	113,348	(858)
Residential mortgage-backed securities	1	10,219	(40)	1	24	(1)	2	10,243	(41)
Commercial mortgage-backed securities	-	-	-	-	-	-	-	-	-
Other asset-backed securities	2	463	(4)	-	-	-	2	463	(4)
Total debt securities	81	200,109	(2,351)	1	24	(1)	82	200,133	(2,352)
Equity Securities:
Perpetual preferred stock	-	-	-	-	-	-	-	-	-
Common stock	-	-	-	2	4,583	(207)	2	4,583	(207)
Total equity securities	0	-	-	2	4,583	(207)	2	4,583	(207)
Total securities	81	$200,109	$(2,351)	3	$4,607	$(208)	84	$204,716	$(2,559)

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of January 1, 2012	$(789)
Additional credit impairments on:
Previously impaired securities
Securities for which an impairment was not previously recognized	-
Reductions	633
Balance as of December 31, 2012	(156)
Additional credit impairments on:
Previously impaired securities	-
Securities for which an impairment was not previously recognized	-
Reductions	156
Balance as of December 31, 2013	$-

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

Level 1 – Valuations that are based on unadjusted quoted prices in active markets for identical securities. The fair value of exchange-traded preferred and common equities, and mutual funds included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The fair value measurements that were based on Level 1 inputs comprise 7.0% of the fair value of the total investment portfolio.

Level 2 – Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information.  The third party pricing service monitors market indicators, as well as industry and economic events.  The Level 2 category includes corporate bonds, government and agency bonds, asset-backed, residential mortgage-backed and commercial mortgage-backed securities and municipal bonds.  The fair value measurements that were based on Level 2 inputs comprise 92.8% of the fair value of the total investment portfolio.

Level 3 – Valuations that are derived from techniques in which one or more of the significant inputs are unobservable and/or involve management judgment and/or are based on non-binding broker quotes.  The fair value measurements that were based on Level 3 inputs comprise 0.2% of the fair value of the total investment portfolio.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

The Level 3 securities consist of 17 securities totaling $3.5 million or 0.2% of the total investment portfolio.  These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip.  To fair value all 17 of these securities, the third party investment manager used benchmarking techniques based upon industry sector, rating and other factors.

Also included in Level 3 valuation, are the conversion feature within the Notes (as defined in Note 6) and the convertible senior notes hedge.  The estimated fair values of the both the conversion feature and the convertible senior notes hedge are obtained from the third party financial institution counterparties valued using non-binding broker quotations and significant unobservable inputs.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of December 31, 2013 (in thousands):

		Fair Value Measurements Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Debt Securities:
U.S. Government and agencies	$25,369	$-	$25,369	$-
Obligations of states and political subs	735,392	-	735,392	-
Corporate securities	538,507	-	537,618	889
Residential mortgage-backed securities	116,384	-	116,384	-
Commercial mortgage-backed securities	26,468	-	26,309	159
Other asset-backed securities	20,926	-	18,477	2,449
Total debt securities available for sale	1,463,046	-	1,459,549	3,497
Equity Securities:
Perpetual preferred stock	218	-	218	-
Common stock	109,764	109,764	-	-
Total equity securities available for sale	109,982	109,764	218	-
Total securities available for sale	$1,573,028	$109,764	$1,459,767	$3,497

Derivatives:
Derivatives - interest rate swaps	$1,553	-	1,553	-
Cash conversion feature of cash convertible notes	(16,797)	-	-	(16,797)
Purchased cash convertible note hedge	16,797	-	-	16,797
Total derivatives	$1,553	$-	$1,553	$-

Total securities available for sale and derivatives	$1,574,581	$109,764	$1,461,320	$3,497

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Balance as of January 1, 2012	$4,659

Total gains or losses (realized/unrealized):
Included in earnings	1,027
Included in other comprehensive income	(139)

Purchases	-
Issuances	-
Settlements	(1,662)

Transfers in and out of Level 3	1,559
Balance as of December 31, 2012	5,444

Total gains or losses (realized/unrealized):
Included in earnings	766
Included in other comprehensive income	(519)

Purchases	-
Issuances	-
Settlements	(2,194)

Transfers in and out of Level 3	-
Balance as of December 31, 2013	$3,497

There were no credit related losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of a reporting period.  During the year ended December 31, 2013, there were no transfers between Levels 1, 2 and 3.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$1,455,980	$1,194,977	$1,065,056
Less reinsurance recoverables	381,905	315,884	280,854
Total beginning reserves	1,074,075	879,093	784,202
Incurred related to:
Current year	480,637	592,169	488,040
Prior years	68,400	85,515	7,311
Total incurred	549,037	677,684	495,351
Paid related to:
Current year	115,542	151,262	130,547
Prior years	396,480	331,440	269,913
Total paid	512,022	482,702	400,460
Net balance, end of year	1,111,090	1,074,075	879,093
Plus reinsurance recoverables	505,431	381,905	315,884
Balance, end of year	$1,616,521	$1,455,980	$1,194,977

As a result of development on prior accident years’ reserves, the estimate for net ultimate losses and loss adjustment expenses (“LAE”) increased by $68.4 million in calendar year 2013, increased by $85.5 million in calendar year 2012, and increased by $7.3 million in calendar year 2011.

For the year ended December 31, 2013, the Company reported an increase in net ultimate loss and LAE estimates of $68.4 million, or 6.4% of $1,074.1 million of beginning net loss and LAE reserves.  There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during 2013.  The $68.4 million net ultimate increase reflects increases of $35.6 million, $15.8 million, $14.6 million, $1.8 million, and $0.6 million related to commercial multiple peril, commercial automobile programs, workers’ compensation programs, other lines of business and the residual markets, respectively.

For the year ended December 31, 2012, the Company reported an increase in net ultimate loss and LAE estimates of $85.5 million, or 9.7% of $879.1 million of beginning net loss and LAE reserves.  There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during 2012.  We reviewed the key assumptions that underlie the actuarial methods and made the appropriate adjustments to reflect the emergence of claim activity. The $85.5 million net ultimate increase reflects increases of $34.4 million, $28.5 million, $19.9 million, and $3.8 million related to commercial multiple peril, workers’ compensation programs, commercial automobile programs and other lines of business, respectively.  The 2012 increase also reflects a decrease of $1.1 million related to the residual markets.

For the year ended December 31, 2011, the Company reported an increase in net ultimate loss and LAE estimates of $7.3 million, or 0.9% of $784.2 million of beginning net loss and LAE reserves.  There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during 2011.  The $7.3 million net ultimate increase reflects increases of $9.2 million and $5.4 million related to workers’ compensation programs and commercial automobile programs respectively.  The 2011 increase also reflects decreases of $5.1 million, $1.4 million, and $0.8 million related to commercial multiple peril, the residual markets and other lines of business, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The Company receives ceding commissions in conjunction with certain reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $56.8 million, $57.2 million, and $15.2 million in 2013, 2012, and 2011, respectively.  The notable increase in ceding commission from 2011 to 2012 was related to the Multiple Line Quota Share agreement effective December 31, 2012.  This ceding commission was deferred for GAAP purposes, from which the benefit is being realized over time in relation to earned premium.  The terms of the multiple line quota share agreement are further detailed below within the discussion of the Company’s reinsurance structure.

At December 31, 2013 and 2012, the Company had reinsurance recoverable for paid and unpaid losses of $519.9 million and $395.5 million, respectively.

The Company manages its credit risk on reinsurance recoverable by reviewing the financial stability, A.M. Best Company (“A.M. Best”) rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners.  The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. The Company generally does not seek collateral where the reinsurer is rated “A-” or better by A.M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan.  As of December 31, 2013, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A+” (Superior) A.M. Best rating and accounts for 20.9% of the total recoverable for paid and unpaid losses.  To date, the Company has not, in the aggregate, experienced material difficulties in collecting reinsurance recoverable.

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

The allowance was $14.0 million and $10.0 milion at December 31, 2013 and 2012, respectively.

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

The Company’s current reinsurance structure for business generated by its affiliated insurance entities includes the following primary categories:

Agriculture
•	The Company retains the first $500,000 of loss, per risk, for property and casualty.
•	Reinsurers reimburse the Company up to $500,000 for casualty and up to $9,500,000 for property, per risk, in excess of the $500,000 retention.

Aviation
•	The Company retains up to the first $500,000 of loss for each aviation hull and up to $1.0 million for each aviation liability risk; however, the retention for any one occurrence is limited to $1.0 million.
•	Reinsurers reimburse the Company up to $24.5 million for each loss occurrence in excess of the $1.0 million retention for policies effective prior to November 1, 2013. For policies effective November 1, 2013 and after, Reinsurers reimburse the Company up to $12.5 million for each loss occurrence in excess of the $1.0 million retention.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Casualty – Commercial Lines – Excess and Primary
•	The Company retains up to the first $1.0 million of loss for each risk.
•	Reinsurers reimburse the Company up to $15.0 million per risk, or up to $15.0 million per risk, for business classified as excess liability for Public Entities, in excess of the $1.0 million retention.
•	Reinsurers reimburse the Company up to an additional $14.0 million for awards made in excess of the Company’s policy limits or resulting from extra contractual obligations, after the Company retains the first $500,000.

Excess Workers’ Compensation
•	The Company retains 10% of the difference between $2.0 million and the insured’s self-insured retention, up to $175,000 of loss per claim, per occurrence based on a minimum SIR of $250,000.
•	Reinsurers reimburse the Company 90% of the difference between $2.0 million and the insured’s self-insured retention, up to $1.575 million per claim, per occurrence after an annual aggregate deductible is met. The minimum annual aggregate deductible is $9,000,000.
•	Reinsurers reimburse the Company 100% of $13.0 million per claim, per occurrence in excess of the $2 million underlying structure.

Marine
•	The Company retains up to $1.0 million of loss for each hull and each marine liability risk.
•	Reinsurers reimburse the Company up to $4.0 million for each hull and each marine liability risk in excess of the $1.0 million retention.
•	Reinsurers reimburse the Company up to an additional $2.0 million for a loss event involving both marine hull and liability or a loss event involving more than one risk.

Multiple Line Quota Share
•	The Company entered into a 50% quota share agreement for a select portion of business subject to certain limitations, effective December 31, 2012 on an in force, new and renewal basis. Business subject to the treaty effective January 1, 2013 through September 30, 2013 ceded at 25%. In return, the Company received a provisional ceding commission, which has been deferred and is recognized in relation to earned premium. This treaty was terminated by mutual consent October 1, 2013 on a run-off basis.

Property
•	The Company retains up to $1.0 million of loss for each property risk.
•	Reinsurers reimburse the Company up to $9.0 million for each property risk in excess of the $1.0 million retention after an annual aggregate deductible of $1.0 million is met.
•	Individual facultative reinsurance is purchased for any property risk with limits in excess of $10.0 million.
•	The Company retains the first $5.0 million of net property catastrophe loss plus 50% of the next $5.0 million of net property catastrophe loss (up to $7.5 million) per loss occurrence.
•	Reinsurers reimburse the Company up to $57.5 million of net property catastrophe loss, per occurrence in excess of the $7.5 million retention, subject to an aggregate limit of $115.0 million for all property catastrophe losses occurring during the treaty period.

Surety
•	The Company retained up to $2.5 million for each bond and Reinsurers reimbursed the Company up to $7.5 million for each bond under a variable quota share agreement effective through November 1, 2013. The Company terminated the variable quota share agreement November 1, 2013 in line with reducing its maximum exposure to $1.0M or less for any single bond.

Workers’ Compensation
•	The Company retains up to $1.0 million of loss per occurrence.
•	Reinsurers reimburse the Company up to $14.0 million of loss for each claimant and $99.0 million for all claimants involved in any one loss occurrence, subject to an aggregate limit of $198.0 million for the annual period. For terrorism the Company can recover an additional $65.0 million in loss in excess of the $100.0 million underlying reinsurance structure.
•	The Company assumes a 65% line under a third party quota share agreement where the maximum exposure to any one loss occurrence is limited to $1.0 million after an annual aggregate deductible of $500,000 is met. The quota share contract is protected by inuring excess of loss reinsurance up to $20.0 million per claim or per occurrence.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Fronting – Multiple Lines
•
Effective July 1, 2013, the Company entered into a reinsurance fronting agreement with SNIC, wherein certain portions of our business from our six insurance carriers was written with SNIC and 100% assumed collectively by our six carriers based on agreed upon percentages. The SNIC fronted business has a 5.5% fee, which is reflected as assumed commission in the Company’s financial statements.  As of December 31, 2013, our six Insurance Company Subsidiaries Collectively have assumed $170.2 million in gross written premium from SNIC.

Reconciliations of direct to net premiums, on a written and earned basis, for 2013, 2012, and 2011 are as follows (in thousands):

	2013		2012		2011
	Written	Earned	Written	Earned	Written	Earned
Direct	$741,265	$928,919	$1,028,630	$977,749	$876,014	$846,402
Assumed	202,746	100,143	38,003	36,216	28,012	23,459
Ceded	(252,374)	(331,645)	(269,131)	(159,706)	(127,773)	(122,226)
Net	$691,637	$697,417	$797,502	$854,259	$776,253	$747,635

One reinsurer, with an A.M. Best financial strength rating of “A+” (Superior), accounts for 33.6% of ceded premiums in 2013.

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

Under the Amendment, the term loan facility continues to have a four year term, along with no changes to the amortization period. As of December 31, 2013, the outstanding balance on the Company’s term loan facility was $22.5 million. The Amendment reduced available borrowing under the revolving credit facility from $100.0 million to $30.0 million with further periodic reductions to $21.0 million as of March 31, 2016.  The Amendment also established an amortization schedule for the revolving credit facility beginning on September 30, 2014.  The Company has $20.0 million outstanding under its revolving credit facility as of December 31, 2013.The undrawn portion of the revolving credit facility, which was $10.0 million as of December 31, 2013, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

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

The principal amount outstanding under the Credit Facilities provides for interest at either the Alternative Base Rate (“ABR”) or the London interbank offered rate (“LIBOR”). ABR borrowings under the Credit Facilities will bear interest at the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBOR for a one-month period plus 1.0%, in each case, plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Facilities will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty-five basis points and thirty-seven and a half basis points, based on the Company’s consolidated leverage ratio as defined by the Credit Facilities. At December 31, 2013, the interest rate on the Company’s term loan was 2.75%, which consisted of a variable rate of 0.25%, plus an applicable margin of 2.50%. To reduce the exposure to changes in variable interest rates, the Company has entered into interest rate swaps as described in Note 7 ~ Derivative Instruments. At December 31, 2013, the interest rate on the Company’s revolving credit facility was 2.75%, which consisted of a variable rate of 0.25%, plus a 2.50% margin.

Additionally, the Amendment revised the financial covenants applicable to the Credit Facilities that consist of: (1) minimum consolidated net worth of $365,697,000 as of the effective date of the Amendment, with quarterly increases thereafter of the sum of (a) seventy-five percent of positive net income and (b) seventy-five percent of increases in shareholders’ equity by reason of the issuance and sale of equity interests, if any, (2) minimum Risk Based Capital Ratio for all material Insurance Company Subsidiaries of 1.75 times Company Action Level, (3) maximum permitted consolidated leverage ratio of (i) 0.375 to 1.00 at any time prior to September 30, 2014, or (ii) 0.35 to 1.00 at any time on or after September 30, 2014, (4) minimum consolidated fixed charge coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.” As of December 31, 2013, the Company was in compliance with these debt covenants.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

FHLBI

During 2011, several of the Insurance Company Subsidiaries (Star, Williamsburg, and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity. As of December 31, 2013, the Company had borrowed $30.0 million from the FHLBI after pledging as collateral residential mortgage-backed securities (“RMBS”) having a carrying value of $38.4 million, and making a FHLBI common stock investment of approximately $1.6 million. The Company has the ability to increase its borrowing capacity through purchasing additional investments and pledging additional securities. The Company retains all the rights regarding the collateralized RMBS.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at December 31, 2013 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.30%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.24%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.44%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.82%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.24%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.34%	10,000
					Total	$80,930

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

The issuance costs associated with these debentures have been capitalized and are included in other assets on the balance sheet.  As of June 30, 2007, these issuance costs were being amortized over a seven year period as a component of interest expense.  The seven year amortization period represented management’s best estimate of the estimated useful life of the bonds related to both the senior debentures and junior subordinated debentures.  Beginning July 1, 2007, the Company reevaluated its best estimate and determined a five year amortization period to be a more accurate representation of the estimated useful life.  Therefore, this change in amortization period from seven years to five years has been applied prospectively beginning July 1, 2007.   As of December 31, 2013, these issuance costs were fully amortized.

The junior subordinated debentures issued in 2003 and 2005 were issued in conjunction with the issuance of $10.0 million and $20.0 million in mandatory redeemable trust preferred securities to a trust formed by an institutional investor from the Company’s unconsolidated subsidiary trusts, Meadowbrook Capital Trust I and Meadowbrook Capital Trust II, respectively.

The junior subordinated debentures acquired in the ProCentury Merger were issued in conjunction with the issuance of $15.0 million and $10.0 million in floating rate trust preferred securities to a trust formed from the Company’s unconsolidated trust, ProFinance Statutory Trust I and ProFinance Statutory Trust II.  The Company also acquired the remaining unamortized portion of the capitalized issuance costs associated with these debentures.  The remaining unamortized portion of the issuance costs acquired was $625,000.  These issuance costs are included in other assets on the balance sheet.  The remaining balance is being amortized over a five year period beginning August 1, 2008, as a component of interest expense.  As of December 31, 2013, these issuance costs were fully amortized.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

To reduce the exposure to changes in variable interest rates, the Company has entered into interest rate swaps as described in Note 7 ~ Derivative Instruments.

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

Due to the bifurcation, the debt component reflects an original issue discount (“OID”) of $12.9 million, which will be amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the OID, the Notes’ effective interest rate is 7.4%.

The following table shows the amounts recorded for the debt component of the Notes as of December 31, 2013 (in thousands):

Outstanding principal	$100,000
Unamortized OID	(11,777)
Total debt component	$88,223

Deferred issuance costs of $3.7 million will also be amortized into interest expense over the term of the Notes. Interest expense on the Notes, including amortization of deferred issuance costs, recognized on the Notes was $5.4 million for the year ended December 31, 2013.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

See Note 7 ~ Derivative Instruments for additional discussion on the Cash Convertible Senior Notes.

7. DERIVATIVE INSTRUMENTS

Interest Rate Swaps

The Company has entered into interest rate swap transactions to mitigate its interest rate risk on its existing debt obligations.  These interest rate swap transactions have been designated as cash flow hedges and are deemed highly effective hedges.  These interest rate swap transactions are recorded at fair value on the balance sheet, with gross unrealized gains reported as other assets and gross unrealized losses reported as other liabilities. The effective portion of the changes in fair value is accounted for within other comprehensive income.  The interest differential to be paid or received is accrued and recognized as an adjustment to interest expense.

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at December 31, 2013

6/30/2013	6/30/2023	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	6.340%	$10,000
4/29/2013	4/29/2023	Senior debentures	Three-month LIBOR, plus 4.00%	6.250%	13,000
9/28/2012	8/30/2016	Term loan (1)	Three-month LIBOR	0.714%	22,500
8/15/2013	8/15/2023	Junior subordinated debentures (2)	Three-month LIBOR	2.180%	10,000
9/4/2013	9/4/2023	Junior subordinated debentures (2)	Three-month LIBOR	2.270%	15,000
9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000
				Total	$102,500

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

In relation to the above interest rate swaps, the net interest expense incurred for the year ended December 31, 2013, 2012, and 2011 was approximately $2.3 million, $3.1 million, and $3.7 million, respectively.

As of December 31, 2013, the total fair value of the interest rate swaps was $1.6 million, which reflects a gross unrealized gain position of $2.9 million and a gross unrealized loss position of ($1.3 million). As of December 31, 2012, the total fair value of the interest rate swaps was ($4.5 million), which reflects a gross unrealized loss position of ($4.5 million). At December 31, 2013 and 2012, accumulated other comprehensive income included accumulated gain (loss) on the cash flow hedge, net of taxes, of approximately $1.0 million and ($2.9 million), respectively. The Company does not net the unrealized gains and losses in the financial statements.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Convertible Note with Unaffiliated Insurance Agency

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

Cash Convertible Senior Notes and Note Hedges

As discussed in Note 6 ~ Debt, the Company issued the Notes. Holders may convert their cash convertible notes subject to certain conversion provisions. In order to offset the risk associated with the cash conversion feature, the Company entered into convertible note hedges with certain counterparties. Both the cash conversion feature and the purchased convertible note hedges are measured at fair value with gains and losses recorded in the Company’s Consolidated Statements of Income.

At December 31, 2013, cash conversion feature of cash convertible notes had a fair market value of ($16.8 million) and the note hedges had a fair market value of $16.8 million.

8. REGULATORY MATTERS AND RATING ISSUES

As an insurance holding company, the Company’s ability to continue to pay shareholder dividends is dependent upon the availability of liquid assets, which is dependent in large part on the dividend paying ability of the Company’s Insurance Company Subsidiaries. The timing and amount of dividends paid by the Insurance Company Subsidiaries to the Company may vary from year to year. Our Insurance Company Subsidiaries are subject to laws and regulations in the jurisdictions where they operate that restrict the amount and timing of dividends they may pay within twelve consecutive months without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices.  Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval.

A significant portion of the Company’s consolidated assets represents assets of its Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is limited by regulatory guidelines.  These guidelines specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2013 was $42.6 million without prior regulatory approval. Of this $42.6 million, ordinary dividends of $14.0 million were declared and paid as of December 31, 2013. In addition to ordinary dividends, the Insurance Company Subsidiaries had the capacity to pay $127.3 million of extraordinary dividends in 2013, subject to prior regulatory approval. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and A.M. Best’s Capital Adequacy Ratio (BCAR).  The Company heavily considers these ratios when evaluating liquidity and capital strategies. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income.  Total ordinary dividends paid from the Company’s Insurance Company Subsidiaries to its holding company were $14.0 million and $12.5 million in 2013 and 2012, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Summarized 2013 and 2012 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, is as follows (in thousands):

2013:	Star	Savers	Williamsburg	Ameritrust	Century	PIC
Statutory capital and surplus	$309,591	$57,937	$31,347	$29,403	$178,629	$46,050
RBC authorized control level	$80,246	$13,565	$7,097	$6,122	$40,714	$9,924
Statutory net income	$3,935	$(3,561)	$(2,018)	$(1,398)	$(3,776)	$(2,715)
RBC %	385.8%	427.1%	441.7%	480.3%	438.7%	464.0%

2012:	Star	Savers	Williamsburg	Ameritrust	Century	PIC
Statutory capital and surplus	$263,096	$54,496	$29,432	$27,382	$163,162	$37,304
RBC authorized control level	$80,831	$13,763	$7,193	$6,236	$40,749	$10,054
Statutory net income	$5,752	$6,051	$1,705	$2,291	$15,328	$2,408
RBC %	325.5%	396.0%	409.2%	439.1%	400.4%	371.0%

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. As of December 31, 2013, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 1.9 to 1.0 and 1.4 to 1.0, respectively.

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

At December 31, 2013, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required.  At December 31, 2013 and 2012, the Company’s consolidated statutory surplus was $488.2 million and $426.3 million, respectively.  For the years ended December 31, 2013, 2012, and 2011, the Company’s consolidated statutory net (loss)/income was ($20.7 million), $33.5 million, and $37.3 million, respectively.

The Company’s Insurance Company Subsidiaries have deposits with various states to comply with the insurance laws where the Insurance Company Subsidiaries are licensed.  At December 31, 2013 and 2012, the book value of these deposits totaled $756.5 million and $361.5 million, respectively.  There are withdrawal and other restrictions on these deposits, but we direct how the deposits are invested and we earn interest on the funds, and therefore these funds are not restricted cash.  Since these deposits are invested at management’s direction and the Company earns the related interest, management does not anticipate that it is reasonably likely that the deposits will affect the Company’s financial position or results of operations.

The Company’s current financial strength rating from A.M. Best (insurance industry credit rating) is “B++” (Good) for its Insurance Company Subsidiaries.  The issuer credit rating is "bbb" for the Insurance Company Subsidiaries and "bb" for Meadowbrook. A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders.

9. DEFERRED POLICY ACQUISITION COSTS

As disclosed in Note 1 ~ Summary of Significant Accounting Policies, the Company adopted new guidance regarding the accounting for the costs related to acquiring or renewing insurance contracts. The Company adopted this guidance retrospectively on January 1, 2012 and has adjusted its previously issued financial information.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of period	$45,417	$74,467	$68,451

Acquisition costs deferred	144,359	159,416	149,323
Amortized to expense during the period	(151,255)	(156,480)	(143,307)
Change in Swiss Re QS Agreement	24,252	(31,986)	-
Balance, end of period	$62,773	$45,417	$74,467

The Company reduces deferred policy acquisition costs for premium deficiencies. There were no premium deficiencies at December 31, 2013, 2012, and 2011.

10. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Current tax (benefit) expense	$(17,533)	$1,048	$12,223
Deferred tax (benefit) expense	(13,427)	(8,890)	(54)
Total provision for income tax (benefit) expense	$(30,960)	$(7,842)	$12,169

A reconciliation of the Company’s tax provision on income from operations to the U.S. federal income tax rate of 35% is as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Tax provision at statutory rate	$(51,011)	$439	$18,495
Tax effect of:
Goodwill impairment write off	26,532	-	-
Tax exempt interest	(6,057)	(5,684)	(5,409)
Deferred tax asset valuation allowance	(548)	(4,085)	(260)
Dividends received deduction	(539)	(130)	(235)
Deferred and other tax asset adjustments	199	1,233	(903)
State income taxes, net of federal benefit	113	153	422
Other, net	351	232	59
Federal and state income tax (benefit) expense	$(30,960)	$(7,842)	$12,169
Effective tax (benefit) expense rate	21.2%	(625.9)%	23.0%

At December 31, 2013 and 2012, the current taxes receivable were $20.5 million and $3.6 million, respectively.

Deferred federal income taxes reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The components of deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012

Deferred Tax Assets:
Unpaid losses and loss adjustment expenses	$34,424	$39,279
Unearned premium reserves	20,966	20,759
Net operating loss carry-forward	9,325	-
Goodwill	4,953	-
AMT credit carry-forward	2,312	1,355
Other than temporary impairment losses on investments and purchase accounting adjustments	2,015	3,365
Allowance for doubtful accounts	1,783	1,699
Compensation related	1,520	1,051
Amortization of debt and transaction costs	1,191	1,257
Other, net	839	876
Total Deferred Tax Assets	79,328	69,641
Deferred Tax Liabilities:
Deferred policy acquisition costs	(21,970)	(15,896)
Unrealized gains on investments, net	(8,310)	(25,523)
Amortization of intangible assets	(3,872)	(4,689)
Depreciation	(2,750)	(3,446)
Goodwill	-	(7,754)

Total Deferred Tax Liabilities	(36,902)	(57.308)

Net deferred tax assets before valuation allowance	42,426	12,333
Valuation allowance	(991)	(1,404)
Net deferred tax assets	$41,435	$10,929

Realization of the deferred tax asset shown above is dependent upon generating sufficient taxable income to absorb the applicable reversing temporary differences.  A valuation allowance is established if, based upon certain facts and circumstances, management believes some or all of certain tax assets will not be realized.  At December 31, 2013 and 2012, the Company had a valuation allowance of $1.0 million and $1.4 million, respectively, related to unrealized losses on securities and other than temporary impairments that, upon realization, could not be offset by past or future capital gains.  During 2013, the valuation allowance decreased by $413,000 of which $548,000 was recorded through the statement of operations.  The offsetting $135,000 was recorded as a reduction to other comprehensive income.   During 2012, the valuation allowance decreased by $4,276,000 of which $4,085,000 was recorded through the statement of operations.  The remaining $191,000 was recorded as an increase in other comprehensive income.   Management periodically evaluates the adequacy of the valuation allowances, taking into account open tax positions, tax assessments received and tax law changes.  This evaluation involves the use of estimates and a high degree of management judgment.  Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities and reserves.

At December 31, 2013, the Company had a Net Operating Loss (NOL) Carry-forward of $26.6 million which will expire in 2033.  This carry-forward is available to be used as a reduction of future taxable income on the federal income tax returns filed by the Company in subsequent years.  The Company did not have an NOL Carry-forward at December 31, 2012.

The Company had an Alternative Minimum Tax (AMT) credit carry-forward of $2,312,000 at December 31, 2013 and $1,355,000 at December 31, 2012.  The AMT credit carry-forwards have no expiration date.

At December 31, 2013 and 2012, the Company did not have any unrecognized tax benefits.  Interest costs and penalties related to income taxes are classified as interest expense and general corporate expenses, respectively.  As of December 31, 2013 and December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  Tax returns for all years after 2009 are subject to future examination by tax authorities.

11. VARIABLE COMPENSATION

Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to executives of the Company, out of its 2002 Amended and Restated Stock Option Plan.  No restricted stock awards were issued in 2012 or 2013.  The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight-line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. The Company recorded approximately $330,000 and $294,000 of restricted stock awards compensation expense for the year ended December 31, 2013 and 2012, respectively.  The total compensation cost related to the nonvested portion of the awards that have not been recognized as of December 31, 2013 and 2012 were approximately $103,000 and $433,000, respectively.  The 2002 Amended and Restated Stock Option Plan expired in 2012 so any future award will be issued out of the Company’s 2009 Equity Compensation Plan, which was previously approved by shareholders.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

On February 13, 2013 and February 23, 2012, the Company issued 2,400 and 1,500 non-restricted stock awards, respectively, to each outside member of the Board of Directors, which vested immediately.  The Company recorded $137,000 and $148,500 of non-restricted stock awards compensation expense for the year ended December 31, 2013 and 2012, respectively.

Long Term Incentive Plan

The Company maintains a Long Term Incentive Plan (the “LTIP”). On February 8, 2013 and July 27, 2012, the Company adopted its 2013 and 2012 LTIP (the “Plan(s)”), respectively. The Plans allow for the use of restricted stock incentive awards to eligible executives, managers and other eligible key employees based on the achievement of service and pre-established performance goals for annual performance periods.  The Compensation Committee of the Board of Directors administer the Plans, subject to the direction of the Board of Directors, and will designate the eligible employees who will participate in the Plans for a specified service/performance period.  The Plans were adopted pursuant to the Company's 2009 Equity Compensation Plan.  Participants are not eligible for any award under the Plans, until the end of the service and performance periods, which are December 31 for each respective Plan.

Under the Plans, in the event that a participant’s employment is terminated by the Company or any of its subsidiaries for “cause”, or by the participant without “good reason” (as such terms are defined in the Plans), the participant forfeits all shares of unvested restricted stock, and will not be entitled to any award for the period in which such termination of employment occurs.

In the event that a participant’s employment is terminated by the Company or any of its subsidiaries without “cause”, by the participant for “good reason” (as such terms are defined in the Plans), or due to the participant’s death, disability or retirement, the participant will become vested in all shares of restricted stock that have not yet vested (or will continue to vest in such shares in accordance with the terms and conditions of the participant’s restricted stock agreement), and is entitled to a pro rata portion of any awards for the period in which such termination occurs.

In the event of a “change in control” of the Company (as defined in the Plans) each participant under the plan is entitled to the payment of a pro rata portion of the award for the period in which the change in control occurs, to the extent provided in the applicable restricted stock agreement, all shares of restricted stock fully vest and become nonforfeitable.

The Plan will be paid 100% in stock and vest in 20% increments following the end of the one-year period, with 30% of the award based upon service and 70% of the award based upon the performance of the Company for senior executives.  For other participants, the service component ranges from 50% to 40% during the one-year period. The Company will expense each Plan over a five year period beginning with the quarter ending March 31 of the respective Plan year.

The prior LTIP, was a three-year plan for the years 2009 through 2011 and provided participants with the opportunity to earn cash and stock awards based upon the achievement of pre-established performance goals over a three-year performance period. The Company began accruing for the LTIP payout for the 2009 through 2011 Plan years as of March 31, 2009.

At December 31, 2013, the Company had accrued $398,000 for the 2012 LTIP service portion and $244,000 for the 2013 LTIP service portion for a total of $642,000.  At December 31, 2012, the Company had accrued $212,000 for the 2012 LTIP service portion. Because the targets were not met for the performance portion of both the 2013 and 2012 LTIP Plans, no amounts were accrued for the performance portion by the Company as of December 31, 2013 and 2012.  At December 31, 2011, there was nothing accrued for the 2009 through 2011 plan years under the prior LTIP as there was no service element in that LTIP plan and the performance goals were not met; hence, no awards were ever made for the 2009-2011 plan.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Deferred Compensation Plan

The Company maintains an Executive Nonqualified Excess Plan (the “Excess Plan”).  The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code.  The Company maintains the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan.  The Excess Plan is funded solely by the participating employees and maintained primarily for the purpose of providing deferred compensation benefits for eligible employees.  For those participants who satisfy minimum funding requirements, the participant is eligible for a life insurance benefit of $250,000 in the event of the participant’s death. At December 31, 2013 and 2012, the Company had $2.2 million and $2.2 million accrued for the Excess Plan, respectively.

12. SHAREHOLDERS’ EQUITY

At December 31, 2013, shareholders’ equity was $413.4 million, or a book value of $8.29 per common share, compared to $558.3 million, or a book value of $11.22 per common share, at December 31, 2012.

On October 28, 2011, the Company’s Board of Directors approved a Share Repurchase Plan authorizing management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months.  For the year ended December 31, 2013, there were no share repurchases.  For the year ended December 31, 2012, the Company purchased and retired 1.3 million shares of common stock for a total cost of approximately $11.5 million.  The Share Repurchase Plan expired on October 28, 2013.

For the years ended December 31, 2013 and 2012, cash dividends paid to common shareholders totaled $4.0 million and $8.5 million, respectively.  On February 12, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share.  The dividend is payable on April 7, 2014, to shareholders of record as of March 21, 2014.

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2013	2012	2011

Net income	$(112,310)	$11,749	$43,032

Common shares:
Basic
Weighted average shares outstanding	49,871,587	50,177,484	52,404,377

Diluted
Weighted average shares outstanding	49,871,587	50,177,484	52,404,377
Dilutive effect of:
Share awards under long term incentive plan	-	-	-
Total	49,871,587	50,177,484	52,404,377

Net income per common share
Basic	$(2.25)	$0.23	$0.82
Diluted	$(2.25)	$0.23	$0.82

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

14. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company evaluates existing goodwill for impairment on an annual basis, or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Goodwill impairment is performed at the reporting unit level.

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

Goodwill and intangible assets with indefinite lives are required to be tested for impairment at least once a year or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The performance of the test involves a two-step process.  Step One of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs Step Two to determine the amount of impairment loss. Step Two analysis involves determining the potential impairment of goodwill as the difference between the carried goodwill and the hypothetical fair value of the enterprise less the fair value of the tangible net assets and less the estimation of identifiable intangible assets, such as agent relationships, licenses, trademarks and other intangibles that are not carried on the books at fair value.

Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments, particularly related to future cash flows, discount rates (including market risk premiums) and market multiples. The fair values of the reporting units were determined using a blend of two commonly used valuation techniques, the market approach and the income approach. The Company gives consideration to both approaches, as either technique can be an indicator of fair value. For the market approach, valuations of reporting units were based on an analysis of peer group price multiples including: price to earnings, price to net book value and price to net tangible book value.  The peer group price multiples used in the analysis were selected based on management’s judgment.  For the income approach, the Company estimated future cash flows using a discounted cash flow model (“DCF model”). Assumptions in the DCF model were selected to be comparable to what would be used by market participants to estimate fair value based on management’s judgment. The DCF model incorporated expected future growth rates, terminal value amounts, and the applicable weighted-average cost of capital to discount estimated cash flows.  The projections used in the estimate of fair value are consistent with the Company’s forecast and long-range plans.

On August 2, 2013, A.M. Best (insurance industry rating agency) downgraded Meadowbrook's issuer credit rating, as well its financial strength ratings and the issuer credit ratings of its Insurance Company Subsidiaries after the Company reported weaker-than-anticipated second-quarter results.  This downgrade represented a triggering event for potential goodwill impairment.  In response, the Company completed a Step One interim goodwill impairment evaluation and determined that a potential goodwill impairment existed in the Specialty Insurance Operations reporting unit, as the carrying value of the unit exceeded its fair value.  The results of Step One analysis indicated that after assigning the fair value of the Specialty Insurance Operations reporting unit to all of the assets and liabilities, there would not be any excess fair value over the amounts assigned to allocate to goodwill. As a result, the Company performed a Step Two analysis of the goodwill impairment test.  The Step Two analysis indicated that the estimation of the fair value of identifiable intangible assets was greater than the amount of other intangibles carried.  To the extent this estimation is greater than the carried amount of other intangibles, the Company is not permitted to write up the other intangibles to fair value.  Management reviewed the results of Step Two analysis and, concluded that a full impairment of Specialty Insurance Operations’ goodwill should be recognized resulting in a $115.4 million impairment charge in the second quarter of 2013.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The carrying amount of the remaining goodwill as of December 31, 2013 is $5.6 million and it represents goodwill attributable to the Company’s Agency Operations reporting unit.  The Company performed an annual qualitative assessment testing of the Agency Operations goodwill.  The qualitative assessment is a method that allows management to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of performing the two-step goodwill impairment testing.  The Company selected October 1st as the date for the evaluation of the Agency Operations reporting unit goodwill.  As part of the analysis, management evaluated the impact of events and circumstances, including both positive and negative evidence that have occurred since the last two-step goodwill impairment test date of June 30, 2013.  This evaluation is a subjective process and involves the consideration of historical performance, changes in carrying value, and identifying and assessing changes in key drivers of enterprise value (both internal and external factors).  Based on this qualitative assessment, management concluded that there was no goodwill impairment in the Agency Operations reporting unit as of December 31, 2013.

The following summarizes the carrying amount of goodwill for the years ended December 31, 2013 and 2012 (in thousands):

	As of December 31, 2013
	Gross Amount	Accumulated Impairment Losses	Carrying Value

Agency Operations	$5,644	-	$5,644
Specialty Insurance Operations	-	-	-
Total	$5,644	$-	$5,644

	As of December 31, 2012
	Gross Amount	Accumulated Impairment Losses	Carrying Value

Agency Operations	$5,644	-	$5,644
Specialty Insurance Operations	115,397	-	115,397
Total	$121,041	$-	$121,041

The following summarizes goodwill activity and beginning and ending balances for the years ended December 31, 2013 and 2012 (in thousands):

	Agency Operations	Specialty Insurance Operations	Total

Balance at January 1, 2012	$5,395	$115,397	$120,792
Additions to Goodwill	249	-	249
Balance at January 1, 2013	$5,644	$115,397	$121,041
Goodwill Impairment	-	(115,397)	(115,397)
Balance at December 31, 2013	$5,644	$-	$5,644

Other Intangible Assets

At December 31, 2013 and 2012, the Company had other intangible assets of $24.5 million ($53.8 million gross, net of $29.3 million accumulated amortization) and $28.3 million ($53.4 million gross, net of $25.1 million accumulated amortization), respectively.  Other intangible assets consist of definite lived intangibles and indefinite lived intangibles as detailed below.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

As of December 31, 2013 and 2012 the Company had definite lived intangibles of $19.0 million ($48.3 million gross, net of $29.3 million accumulated amortization) and $22.8 million ($47.9 million gross, net of $25.1 million accumulated amortization), respectively. The definite lived assets are primarily comprised of agent relationships and trade names acquired during the 2008 ProCentury Merger. ProCentury-related agent relationships were $12.7 million ($21.0 million gross, net of $8.3 million accumulated amortization) and $14.8 million ($21.0 million gross, net of $6.2 million accumulated amortization) as of December 31, 2013 and 2012, respectively. ProCentury-related trade names were $2.3 million ($5.0 million gross, net of $2.7 million accumulated amortization) and $2.3 million ($5.0 million gross, net of $2.7 million accumulated amortization) as of December 31, 2013 and 2012, respectively.  At the time of acquisition, agent relationships and trade names had estimated useful lives of fifteen years and ten years, respectively. As of December 31, 2013, agent relationships have an estimated remaining life of ten years and trade names have an estimated remaining life of five years.

The definite lived intangible balances also included intangibles acquired through the USSU acquisition of $1.2 million ($14.5 million gross, net of $13.3 million accumulated amortization) and $2.0 million ($14.5 million gross, net of $12.5 million accumulated amortization) as of December 31, 2013 and 2012, respectively.  At the time of acquisition, the USSU intangible had an estimated life of eight years and as of December 31, 2013 the estimated remaining life of this asset is three years.  All other definite lived intangible assets, except those described above, have estimated useful lives of five to fifteen years.

The indefinite lived intangible balance was $5.5 million as of December 31, 2013 and 2012. The indefinite lived assets are primarily related to an insurance license acquired during the ProCentury Merger in 2008 and were not subject to amortization as of December 31, 2013 and 2012.

Amortization expense related to other intangible assets for 2013, 2012, and 2011, was $4.2 million, $7.3 million, and $5.0 million, respectively.   During 2012, the Company wrote off a $1.8 million intangible asset related to the Public Entity Excess Liability program that it terminated in the fourth quarter of 2012. This amount is included in the 2012 amortization expense.

Amortization expense for the five succeeding years is as follows (in thousands):

2014	$3,881
2015	3,482
2016	2,773
2017	2,332
2018	1,902
Total amortization expense	$14,370

15. COMMITMENTS AND CONTINGENCIES

The Company has certain operating lease agreements for its offices and equipment. A majority of the Company’s lease agreements contain renewal options and rent escalation clauses.  At December 31, 2013, future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

2014	$2,511
2015	2,774
2016	2,570
2017	2,384
2018	1,902
Thereafter	6,647
Total minimum lease commitments	$18,788

Rent expense for the years ended December 31, 2013, 2012, and 2011, was $4.1 million, $4.7 million, and $5.0 million, respectively.

In November 2012, Century committed to a $10 million contribution to the Aquiline Financial Services Fund II L.P. as a strategic investment.  As of December 31, 2013, approximately $6.4 million of the commitment had been satisfied with $3.6 million of unfunded commitment remaining.  The remainder of the capital commitment will most likely be called in 2014, however, the exact date is not known as it is at the discretion of the fund managers based on the timing of the fund’s investments.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers.  Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers.  Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state.  Assessments from insolvency funds were $7.0 million, $6.8 million, and $8.6 million, for 2013, 2012, and 2011, respectively.  Most of these payments are recoverable through future policy surcharges or premium tax reductions.

The Company’s Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market.  Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage.  These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis.  To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company.  Total assessments paid to all such facilities were $4.2 million, $4.9 million, and $5.0 million for 2013, 2012, and 2011, respectively.

Legal Proceedings

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

Arbitration

The Company purchased a three year underlying per occurrence excess of loss reinsurance agreement (the “Retention Buy Down Treaty”) from a reinsurer (the “Reinsurer”), which reinsured the Company’s statutory workers’ compensation business for the period of January 1, 1999 through January 1, 2002.  Under the Retention Buy Down Treaty, the Company ceded losses to the Reinsurer of approximately $42.6 million. The Company was also a party to an unrelated excess of loss treaty with another reinsurer for its workers’ compensation business covering the same periods (the “Excess of Loss Treaty”). Under the Excess of Loss Treaty, the Company’s retention was $250,000 per occurrence. The Company purchased the Retention Buy Down Treaty to reduce its $250,000 existing per occurrence retention to $100,000. In approximately 2008, a dispute arose between the Company and the Reinsurer as to how the Retention Buy Down Treaty applied to certain losses. When the Company and the Reinsurer could not come to a mutual understanding, the Company initiated arbitration proceedings requesting payment of its outstanding balance. On July 23, 2013, the arbitration panel issued an interim final award finding the Retention Buy Down Treaty did not include certain losses that the Company believed were subject to the Retention Buy Down Treaty.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

On August 9, 2013 the Reinsurer argued the Company’s submission was non-compliant. On August 12, 2013 and August 13, 2013, the panel (by majority) issued two orders: (1) the first order determined the Company’s submission of August 6, 2013 was non-compliant; and (2) the second order modified the terms of the interim final award and limited the submissions to documents previously produced in the arbitration.

The Company filed a complaint in state court to vacate and/or modify the interim final award.

On August 21, 2013, the Company brought a Motion to Stay Proceedings before the panel, because it had discovered evidence of what it believed were improper ex parte contacts between the Reinsurer’s lawyer and the arbitrator appointed by the Reinsurer.  On August 29, 2013, the panel (by majority) denied the Company’s Motion to Stay Proceedings.

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

On September 12, 2013, the federal court granted the Company’s preliminary injunction enjoining the panel from issuing any further decisions.  The district court found the Company would likely succeed on its underlying complaint seeking to vacate the interim final award due to the strong evidence of: (1)  improper ex parte communications between the arbitrator appointed by the Reinsurer and its lawyer; (2) a breach of the arbitration provision within the Retention Buy Down Treaty because the Reinsurer’s arbitrator and the neutral arbitrator issued two substantive orders without the knowledge or input from the Company’s arbitrator; and  (3) failing to disclose to the Company certain relationships between the Reinsurer and its arbitrator.

The Reinsurer appealed the preliminary injunction.  The parties have filed their briefs and oral argument is set for March 21, 2014.

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

Securities Class Actions

On August 15, 2013, a lawsuit was filed in the United States District Court for the Southern District of New York against the Company, Robert Cubbin and Karen Spaun by Gabby Klein, a purported shareholder of the Company, individually and on behalf of a purported class consisting of stockholders who purchased Meadowbrook common stock between July 30, 2012 and August 8, 2013.  On October 7, 2013, a second lawsuit was filed against the same defendants in the same court by Anita Salberg and Family Estates Development, Inc., on behalf of themselves and a purported class of stockholders who purchased Meadowbrook common stock between January 25, 2012 and August 14, 2013.  Both lawsuits allege that during the purported class periods, the defendants made materially false and misleading statements relating to the Company’s reserves and reported goodwill.  On January 31, 2014, the Court consolidated the cases and appointed lead plaintiffs and lead counsel.  The Company intends to vigorously defend against these claims.  The Company has not accrued any amounts for the securities class actions as the Company does not believe, based upon current information, that a loss relating to these matters is probable, and an estimate of a range of potential loss relating to these matters, cannot reasonably be made.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

16. RELATED PARTY TRANSACTIONS

At December 31, 2013 and 2012, the Company held a $709,000 and $737,000 note receivable from one of its executive officers, including $48,000 and $76,000 of accrued interest, respectively.  This note arose from a transaction in late 1998 in which the Company loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise.  The note bears interest equal to the rate charged pursuant to the Company’s revolving credit agreement and is due on demand any time after January 1, 2002.  As of December 31, 2013, the rate was 2.74%.  The loan is partially collateralized by 64,718 shares of the Company’s common stock under a stock pledge agreement.  For the years ended December 31, 2013 and 2012, $43,800 and $43,800, respectively, was paid against the loan.  As of December 31, 2013, the cumulative amount that has been paid against this loan was $425,600.

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

17. EMPLOYEE BENEFIT PLANS

Company employees over the age of 20 1/2 who have completed six months of service are eligible for participation in The Meadowbrook, Inc. 401(k) Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan provides for matching contributions and/or profit sharing contributions at the discretion of the Board of Directors of Meadowbrook, Inc.  In 2013, 2012, and 2011, the matching contributions were $1.4 million, $1.3 million, and $1.4 million, respectively.  There were no profit sharing contributions in 2013, 2012, and 2011.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

18. QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2013 and 2012 (in thousands, except per share and ratio data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013:
Gross premiums written	$267,665	$234,086	$257,028	$185,232
Net premiums written	194,815	166,555	185,858	144,409
Net premiums earned	170,588	175,781	181,056	169,992
Net commissions and fees	9,634	8,539	10,458	10,881
Net investment income	11,140	11,768	11,695	11,870
Net realized gains	316	2,869	675	3,909
Net losses and loss adjustment expenses	121,816	145,371	132,247	149,603
Policy acquisition and other underwriting expenses	50,605	58,450	54,228	62,227
General selling & administrative expenses	6,023	5,901	7,026	6,839
General corporate expense	1,516	760	1,025	696
Amortization expense	1,071	1,038	1,037	1,091
Goodwill impairment expense	0	115,397	0	0
Interest expense	2,197	3,653	3,581	3,519
Net income (loss)	7,082	(113,058)	5,516	(11,850)
Diluted earnings (losses) per share	$0.14	$(2.27)	$0.11	$(0.24)
GAAP combined ratio(1)	101.1%	116.0%	103.0%	124.6%

2012:
Gross premiums written	$257,955	$256,082	$305,935	$246,661
Net premiums written	218,975	219,229	248,646	110,653
Net premiums earned	192,815	211,303	223,407	226,734
Net commissions and fees	8,965	8,552	7,410	9,122
Net investment income	13,732	13,683	13,815	11,913
Net realized gains	732	1,567	902	52,111
Net losses and loss adjustment expenses	132,747	165,758	212,698	166,481
Policy acquisition and other underwriting expenses	63,113	68,993	71,373	70,587
General selling & administrative expenses	6,339	6,327	5,745	6,052
General corporate expense	1,373	758	717	724
Amortization expense	1,416	1,307	1,372	3,201
Goodwill impairment expense	0	0	0	0
Interest expense	1,977	2,033	2,372	2,047
Net income (loss)	8,104	(7,732)	(26,610)	37,987
Diluted earnings (losses) per share	$0.16	$(0.15)	$(0.53)	$0.76
GAAP combined ratio(1)	101.5%	111.1%	127.1%	104.5%

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

19.  ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company’s comprehensive income includes net earnings plus unrealized gain or loss on available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the income statement, we used a 35 percent tax rate. The following table illustrates the amounts reclassified from accumulated other comprehensive income:

Reclassifications out of accumulated other comprehensive income: Year Ended December 31, 2013
(in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$7,741	Net realized gains
	(2,709)	Tax expense
	$5,032	Net of tax

Reclassifications out of accumulated other comprehensive income: Year Ended December 31, 2012
(in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$55,313	Net realized gains
	(19,360)	Tax expense
	$35,953	Net of tax

20.  SUBSEQUENT EVENTS

A.M. Best Downgrades the Company’s Issuer Credit Rating

Following the release of our 2013 fourth quarter results, on February 21, 2014, A.M. Best Company (“A.M. Best”) downgraded the issuer credit rating for our Insurance Company Subsidiaries to “bbb” from “bbb+” while affirming their financial strength rating of B++ (Good).  A.M. Best also downgraded Meadowbrook’s issuer credit rating to “bb” from “bb+” and revised the outlook for the Insurance Company Subsidiaries to negative from stable.  The Company cannot make an estimate of the financial effect to the Company as a result of the A.M. Best downgrade.

Appointment of Chief Underwriting Officer

On February 18, 2014, the Company announced that Roger S. Walleck, CPCU, AIS was appointed Chief Underwriting officer.  In this capacity, Mr. Walleck will oversee all underwriting activities for Meadowbrook and the Company’s Insurance Company Subsidiaries and will report directly to the President and Chief Executive Officer, Robert S. Cubbin. In addition, Mr. Walleck will manage the Corporate Loss Control, Regulatory Compliance, Premium Audit and Reinsurance Operations.

Schedule I
Meadowbrook Insurance Group, Inc.
Summary of investments - other than investments in related parties
As of December 31, 2013
(in thousands)

	Cost or Amortized Cost	Estimated Fair Value	Amount at Which Shown on the Balance Sheet
Debt Securities:
US Government and agencies	$24,985	$25,369	$25,369
Obligations of states and political subs	730,004	735,392	735,392
Corporate securities	534,913	538,507	538,507
Residential mortgage-backed securities	118,930	116,384	116,384
Commercial mortgage-backed securities	26,719	26,468	26,468
Other asset-backed securities	20,203	20,926	20,926
Total debt securities available for sale	1,455,754	1,463,046	1,463,046

Equity Securities:
Perpetual preferred stock	71	218	218
Common stock	95,275	109,764	109,764
Total equity securities available for sale	95,346	109,982	109,982
Total securities available for sale	$1,551,100	$1,573,028	$1,573,028

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
BALANCE SHEET

	December 31,
		As Adjusted *
	2013	2012
	(In thousands)
ASSETS
Investment in subsidiaries	$561,214	$586,085
Cash and cash equivalents	12,330	418
Goodwill	-	62,328
Other assets	58,538	39,786
Total assets	$632,082	$688,617

LIABILITIES
Other liabilities	23,687	17,268
Payable to subsidiaries	8,329	8,640
Debt	130,723	48,500
Debentures	55,930	55,930
Total liabilities	218,669	130,338
SHAREHOLDERS' EQUITY
Common stock	499	505
Additional paid-in capital	276,410	272,472
Retained earnings	120,894	237,351
Note receivable from officer	(709)	(737)
Accumulated other comprehensive income	16,319	48,688
Total shareholders' equity	413,413	558,279
Total liabilities and shareholders' equity	$632,082	$688,617

*Prior year Schedule II was corrected for certain immaterial misstatements.  The correction of this error did not impact the consolidated statements of income, comprehensive income and cash flows of the Company for any periods presented.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
INCOME STATEMENT

	For the Years Ended December 31,

	2013	2012	2011
	(In thousands)
Revenue	$1,935	$2,043	$1,970
Operating expenses:
Interest expense	11,072	6,582	6,604
Amortization expense	2,756	4,813	2,142
Goodwill Impairment	62,328	-	-
Other expenses	4,026	3,599	429
Total operating expenses	80,182	14,994	9,175

Loss before income taxes and subsidiary equity	(78,247)	(12,951)	(7,205)
Federal and state income tax benefit	(5,506)	(4,534)	(2,563)
Loss before subsidiary equity earnings	(72,741)	(8,417)	(4,642)
Subsidiary equity (loss) earnings	(39,569)	20,166	47,674
Net (loss) gain	$(112,310)	$11,749	$43,032

*Prior year Schedule II was corrected for certain immaterial misstatements.  The correction of this error did not impact the consolidated statements of income, comprehensive income and cash flows of the Company for any periods presented.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2013	2012	2011
	(In thousands)
Net (loss) income	$(112,310)	$11,749	$43,032
Other comprehensive (loss) gain, net of tax:
Unrealized (losses) gains on securities	-	-	-
Unrealized gains (losses) in affiliates and unconsolidated subsidiaries	-	14	(2)
Increase on non-credit other-than-temporary impairments on securities	-	-	-
Net deferred derivative gains - hedging activity	2,105	254	240
Less: reclassification adjustment for investment gains included in net income	-	-	-
Other comprehensive income - parent only	2,105	268	238
Equity in other comprehensive (loss) income of subsidiaries	(34,474)	(19,434)	32,241
Other comprehensive (loss) income	(32,369)	(19,166)	32,479
Comprehensive (loss) income	$(144,679)	$(7,417)	$75,511

*Prior year Schedule II was corrected for certain immaterial misstatements.  The correction of this error did not impact the consolidated statements of income, comprehensive income and cash flows of the Company for any periods presented.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
		As Adjusted *	As Adjusted *
	2013	2012	2011
	(In thousands)

Net Cash (Used in) Provided by Operating Activities	$(14,724)	$(4,717)	$(1,659)

Cash Flow from Investing Activities:
Dividends from subsidiaries	21,728	15,906	22,571
Investment in Subsidiaries	(73,446)	(10,000)	-
Capital Expenditures	-	(184)	-
Purchase of book of business	-	(1,200)	-
Loan receivable	1,912	406	436
Net cash (used in) provided by investing activities	(49,806)	4,928	23,007

Cash Flow from Financing Activities:
Proceeds from borrowings	86,405	60,000	4,500
Principal payments on borrowings	(6,000)	(39,875)	(13,875)
Dividends paid on common stock	(3,991)	(8,542)	(8,889)
Share repurchases of common stock	-	(11,517)	(20,441)
Payroll taxes associated with long-term incentive plan stock issuance	-	-	9
Other financing activities	28	30	30
Net cash provided by (used in) financing activities	76,442	96	(38,666)

Increase (decrease) in cash and cash equivalents	11,912	307	(17,318)
Cash and cash equivalents, beginning of year	418	111	17,429
Cash and cash equivalents, end of year	$12,330	$418	$111

Supplemental Disclosure for Non-cash Investing and Financing Activities
Share-based employee compensation	$358	$363	$535

*Prior year Schedule II was corrected for certain immaterial misstatements.  The correction of this error did not impact the consolidated statements of income, comprehensive income and cash flows of the Company for any periods presented.

Schedule IV
Meadowbrook Insurance Group, Inc.
Reinsurance
For the Years Ended December 31, 2013, 2012, and 2011
(in thousands)

Property and Liability Insurance	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2013	$928,919	$331,645	$100,143	$697,417	14.36%
2012	$977,749	$159,706	$36,216	$854,259	4.24%
2011	$846,402	$122,226	$23,459	$747,635	3.14%

Schedule V
Meadowbrook Insurance Group, Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2013, 2012, and 2011
(in thousands)

		Additions
Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions from allowance account	Balance at end of period
2013	$4,855	$3,176	-	$2,937	$5,094
2012	$3,904	$4,014	-	$3,063	$4,855
2011	$3,015	$3,712	-	$2,823	$3,904

Allowance for reinsurance recoverables (paids and reserves)
2013	$9,980	$5,239	-	$1,250	$13,969
2012	$9,998	$31	-	$49	$9,980
2011	$9,646	$380	-	$28	$9,998

Valuation for deferred tax assets
2013	$1,404	$0	$135	$548	$991
2012	$5,680	$0	$0	$4,276	$1,404
2011	$5,653	$30	$288	$291	$5,680

Schedule VI
Meadowbrook Insurance Group, Inc.
Supplemental Information Concerning Property and Casualty Insurance Operations
For the Years Ended December 31, 2013, 2012, and 2011
(in thousands)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses (2)	Discount, if any, deducted from previous column (1)	Unearned Premiums (2)	Net Premiums Earned	Net Investment Income
(a) Consolidated Property and Casualty Subsidiaries
2013	$62,773	$1,616,521	$-	$354,367	$697,417	$45,755
2012	$45,417	$1,455,980	$-	$439,418	$854,259	$52,357
2011	$74,467	$1,194,977	$-	$386,750	$747,635	$53,746

		Losses and loss adjustment expense		Amortization of deferred policy acquisition	Paid losses and loss adjustment	Net Premiums
		Current Year	Prior Years	expenses	expenses	Written

2013		$480,637	$68,400	$127,003	$512,022	$691,637
2012		$592,169	$85,515	$188,466	$482,702	$797,502
2011		$488,040	$7,311	$143,307	$400,460	$776,253

(1) The Company does not employ any discounting techniques.
(2) Reserves for losses and loss adjustment expenses are shown gross of $505.4 million, $381.9 million, and $315.9 million of reinsurance recoverable on unpaid losses in 2013, 2012, and 2011 respectively.  Unearned premiums are shown gross of ceded unearned premiums of $63.9 million, $143.2 million, and $33.8 million in 2013, 2012, and 2011 respectively.

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX

Exhibit No.	Description	Filing Basis
2.1	Agreement and Plan of Merger dated February 20, 2008 (as amended).	(7)
3.1	Amended and Restated Articles of Incorporation of the Company.	(11)
3.2	Amended and Restated Bylaws of the Company.	(12)
4.1	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(23)
4.2	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc. and LaSalle Bank National Association, dated as of September 16, 2005.	(8)
4.3	Indenture, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut.	(15)
4.4	Amended and Restated Declaration of Trust, dated as of December 4, 2002, by and among State Street Bank and Trust Company of Connecticut, and ProFinance Holdings Corporation.	(15)
4.5	Guarantee Agreement, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut.	(15)
4.6	Indenture, dated as of May 15, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association.	(15)
4.7	Amended and Restated Declaration of Trust, dated as of May 15, 2003, by and among U.S. Bank National Association, and ProFinance Holdings Corporation.	(15)
4.8	Guarantee Agreement, dated as of May 15, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association.	(15)
4.9	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004.	(5)
4.10	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated May 26, 2004.	(5)
4.11	Indenture, dated as of March 18, 2013, between the Company and The Bank of New York Mellon, as Trustee.	(21)
10.1	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994.	(1)
10.2	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement.	(2)
10.3	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan.	(4)
10.4	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust I, and Dekania CDO I, Ltd., dated September 30, 2003.	(3)
10.5	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees Named Herein, dated September 30, 2003.	(3)
10.6	Guaranty Agreement between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(3)
10.7	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan.	(5)

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX – continued

Exhibit No.	Description	Filing Basis
10.8	Loan Agreement by and between Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Star Insurance Company, Williamsburg National Insurance Company, Meadowbrook Insurance Group, Inc., Century Surety Company, ProCentury Insurance Company, ProCentury Risk Partners Insurance Company, and Meadowbrook, Inc., dated December 1, 2011.	(18)
10.9	Form of Nonqualified Stock Option Agreement under the Meadowbrook Insurance Group, Inc., Stock Option Plan, dated February 21, 2003.	(6)
10.10	Lease Agreement between Meadowbrook Insurance Group, Inc. and Meadowbrook, Inc., dated December 6, 2004.	(6)
10.11	Promissory Note between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)
10.12	Commercial Mortgage between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)
10.13	Assignment of Leases and Rents between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)
10.14	Amendment to Demand Note Addendum among the Company and Robert S. Cubbin and Kathleen D. Cubbin, dated February 17, 2005.	(6)
10.15	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust II, and Merrill Lynch International, dated as of September 16, 2005.	(8)
10.16	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., LaSalle Bank National Association, Christiana Bank & Trust Company, and The Administrative Trustees Named Herein, dated as of September 16, 2005.	(8)
10.17	Guarantee Agreement between Meadowbrook Insurance Group, Inc., and LaSalle Bank National Association, dated as of September 16, 2005.	(8)
10.18	Convertible Note between Meadowbrook Insurance Group, Inc. and Renaissance Alliance Insurance Services, LLC, effective date January 1, 2012.	(24)
10.19	Promissory Note between Meadowbrook Insurance Group, Inc. and Renaissance Alliance Insurance Services, LLC, effective date January 1, 2012.	(24)
10.20	Executive Nonqualified Excess Plan, Plan Document, effective May 1, 2006.	(9)
10.21	Executive Nonqualified Excess Plan Adoption Agreement, effective May 1, 2006.	(9)
10.22	Executive Nonqualified Excess Plan, Rabbi Trust Agreement, between Meadowbrook, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company, dated March 30, 2006.	(10)
10.23	Amended and Restated Executive Employment Agreement, dated July 31, 2008, by and between ProCentury Corporation and Christopher J. Timm.	(13)
10.24	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2009.	(14)
10.25	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2009.	(14)
10.26	Form of senior executive Employment Agreement by and between the Company and Karen M. Spaun, Stephen Belden, Archie McIntyre, James M. Mahoney, and Robert C. Spring, dated January 1, 2009.	(14)
10.27	First Amendment to the Company’s Long Term Incentive Plan, dated December 30, 2008.	(14)
10.28	2009 Equity Compensation Plan	(16)

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX – continued

Exhibit No.	Description	Filing Basis
10.29	Form of Restricted Stock Agreement in connection with restricted stock awards granted to Robert S. Cubbin, Karen M. Spaun, Michael G. Costello, Stephen A. Belden, James M. Mahoney, Christopher J. Timm, and Archie S. McIntyre.	(17)
10.30	Advances, Pledge and Security Agreement between Star Insurance Company and the Federal Home Loan Bank of Indianapolis, dated May 4, 2011.	(18)
10.32	Management Services Agreement by and between Meadowbrook Insurance Group, Inc., Star Insurance Company, Williamsburg National Insurance Company, Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Century Surety Company, ProCentury Insurance Company, ProCentury Risk Partners Insurance Company, and Meadowbrook, Inc., dated July 1, 2011.	(18)
10.33	2012 Long Term Incentive Plan.*	(19)
10.34	Credit Agreement, dated August 29, 2012, between Meadowbrook Insurance Group, Inc., as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and KeyBank, N.A., as Syndication Agents, J.P. Morgan Securities, LLC, as the Sole Bookrunner and Sole Lead Arranger, and the other lenders party thereto.	(20)
10.35	Amendment No. 1, dated as of March 12, 2013, to the Credit Agreement, dated as of August 29, 2012, by and among the Company, as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and KeyBank, N.A., as Syndication Agents, J.P. Morgan Securities, LLC, as the Sole Bookrunner and Sole Lead Arranger, and the other lenders party thereto	(21)
10.36	Convertible note hedge transaction confirmation, dated as of March 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company	(21)
10.37	Letter Agreement, dated as of March 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company	(21)
10.38	Convertible note hedge transaction confirmation, dated as of March 12, 2013, by and between Bank of America, N.A. and the Company	(21)
10.39	Letter Agreement, dated as of March 14, 2013, by and between Bank of America, N.A. and the Company	(21)
10.40	Warrant transaction confirmation, dated as of March 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company	(21)
10.41	Warrant transaction confirmation, dated as of March 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company	(21)
10.42	Warrant transaction confirmation, dated March 12, 2013, by and between Bank of America, N.A. and the Company	(21)
10.43	Warrant transaction confirmation, dated as of March 14, 2013, by and between Bank of America, N.A. and the Com	(21)
10.44	Second Amendment to Credit Agreement and Waiver, dated as of September 19, 2013, by and among the Company, as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and KeyBank, N.A., as Syndication Agents, J.P. Morgan Securities, LLC, as the Sole Bookrunner and Sole Lead Arranger, and the other lenders party thereto	(22)
14	Code of Conduct.	(18)
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX – continued

Exhibit No.	Description	Filing Basis
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Chief Financial Officer of the Corporation.
101	Interactive Data File.

* Compensatory plan required to be as an exhibit pursuant to Item 15 of this report.

(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.

(2)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.

(3)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2003.

(4)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2004 Proxy Statement.

(5)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2004.

(6)	Filed as Exhibit to Form 10-K for the year ending December 31, 2004.

(7)	Filed as Exhibit 2.1 to Form 8-K filed February 22, 2008.

(8)	Filed as Exhibit to Current Report on Form 8-K filed on September 22, 2005.

(9)	Filed as Exhibit to Current Report on Form 8-K filed on May 31, 2006.

(10)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2006.

(11)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2007.

(12)	Filed as Exhibit to the First Amendment to the Form 10-K for the year ending December 31, 2007, filed on March 20, 2008

(13)	Filed as Exhibit to Current Report on Form 8-K as filed by ProCentury Corporation on August 1, 2008.

(14)	Filed as Exhibit to Current Report on Form 8-K filed on January 7, 2009.

(15)	Incorporated by reference to ProCentury Corporation’s Registration Statement on Form S-1, as amended.

(16)	Incorporated by reference from Appendix A to Schedule 14A filed on April 8, 2009.

(17)	Filed as Exhibit to Current Report on Form 8-K filed on March 1, 2010.

(18)	Filed as Exhibit to Form 10-K for the year ending December 31, 2011.

(19)	Filed as Exhibit to Current Report on Form 8-K filed on August 2, 2012.

(20)	Filed as Exhibit to Current Report on Form 8-K filed on August 30, 2012.

(21)	Filed as Exhibit to Current Report on Form 8-K filed on March 18, 2013.

(22)	Filed as Exhibit to Current Report on Form 8-K filed on September 20, 2013.

(23)	Filed as an Exhibit to the 10-Q for the period ended September 30, 2003.

(24)	Filed as Exhibit to Form 10-K for the year ending December 31, 2012.

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

Dated: March 5, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

**		Chairman and Director	March 5, 2014
David K. Page

/s/ Robert S. Cubbin		President, Chief Executive Officer and Director	March 5, 2014
Robert S. Cubbin		(Principal Executive Officer)

**		Director	March 5, 2014
Florine Mark

**		Director	March 5, 2014
Robert H. Naftaly

**		Director	March 5, 2014
Robert W. Sturgis

**		Director	March 5, 2014
Bruce E. Thal

**		Director	March 5, 2014
Herbert Tyner

**		Director	March 5, 2014
Jeffrey A. Maffett

**		Director	March 5, 2014
Robert F. Fix

**By:	/s/ Robert S. Cubbin
Robert S. Cubbin,
Attorney-in-fact