Form 10-Q
period 2014-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2014-05-09
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on May 1, 2014, was 50,091,766.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2014

	2014	2013
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$216,793	$264,342
Ceded	(54,254)	(93,754)
Net earned premiums	162,539	170,588
Net commissions and fees	12,047	9,634
Net investment income	11,261	11,140
Realized gains (losses):
Total other-than-temporary impairments on securities	-	-
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	-
Net realized gains excluding other-than-temporary impairments on securities	3,025	316
Net realized gains	3,025	316
Total revenues	188,872	191,678

Expenses
Losses and loss adjustment expenses	139,972	191,974
Reinsurance recoveries	(36,782)	(70,158)
Net losses and loss adjustment expenses	103,190	121,816
Policy acquisition and other underwriting expenses	59,198	50,605
General, selling and administrative expenses	8,495	6,023
General corporate expenses	1,633	1,516
Amortization expense	987	1,071
Interest expense	3,462	2,197
Total expenses	176,965	183,228
Income before taxes and equity earnings	11,907	8,450
Federal and state income tax expense	2,846	1,836
Equity earnings of affiliates, net of tax	1,293	438
Equity earnings of unconsolidated subsidiaries, net of tax	2	30
Net income	$10,356	$7,082

Earnings Per Share
Basic	$0.21	$0.14
Diluted	$0.21	$0.14

Weighted average number of common shares
Basic	49,976,073	49,823,882
Diluted	49,984,743	49,845,023

Dividends paid per common share	$0.02	$0.02

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2014

	2014	2013
	(Unaudited)
	(In thousands)
Net income	$10,356	$7,082
Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities	11,268	(2,782)
Unrealized gains in affiliates and unconsolidated subsidiaries	114	12
Increase on non-credit other-than-temporary impairments on securities	-	-
Net deferred derivative gains - hedging activity	(604)	805
Less reclassification adjustment for investment gains included in net income	(1,966)	(187)
Other comprehensive losses, net of tax	8,812	(2,152)
Comprehensive income	$19,168	$4,930

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,456,456 and $1,455,754 in 2014 and 2013, respectively)	$1,478,573	$1,463,046
Equity securities available for sale, at fair value (cost of $97,907 and $95,346 in 2014 and 2013, respectively)	111,915	109,982
Cash and cash equivalents	111,371	94,776
Accrued investment income	14,965	14,266
Premiums and agent balances receivable (net of allowance of $5,456 and $5,094 in 2014 and 2013, respectively)	195,418	214,144
Reinsurance recoverable on:
Paid losses	15,338	14,453
Unpaid losses	517,352	505,431
Prepaid reinsurance premiums	49,400	63,908
Deferred policy acquisition costs	66,436	62,773
Deferred income taxes, net	34,170	41,435
Goodwill	5,644	5,644
Other intangible assets	23,522	24,509
Other assets	134,490	147,475
Total assets	$2,758,594	$2,761,842

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,618,999	$1,616,521
Unearned premiums	339,269	354,367
Debt	159,597	160,723
Debentures	80,930	80,930
Accounts payable and accrued expenses	26,853	29,712
Funds held and reinsurance balances payable	35,036	29,320
Payable to insurance companies	39,402	45,625
Other liabilities	26,714	31,231
Total liabilities	2,326,800	2,348,429

Shareholders' Equity
Common stock, $0.01 par value; authorized 75,000,000 shares; 50,093,743 and 49,887,200 shares issued and outstanding	501	499
Additional paid-in capital	276,616	276,410
Retained earnings	130,248	120,894
Note receivable from officer	(702)	(709)
Accumulated other comprehensive income	25,131	16,319
Total shareholders' equity	431,794	413,413
Total liabilities and shareholders' equity	$2,758,594	$2,761,842

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited, In thousands)
Balances December 31, 2013	$499	$276,410	$120,894	$(709)	$16,319	$413,413
Net income	-	-	10,356	-	-	10,356
Dividends declared	-	-	(1,002)	-	-	(1,002)
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	9,228	9,228
Change in valuation allowance on deferred tax assets	-	-	-	-	74	74
Net deferred derivative loss - hedging activity	-	-	-	-	(604)	(604)
Stock award	2	34	-	-	-	36
Long term incentive plan; stock award for 2012, 2013 and 2014 plan years	-	172	-	-	-	172
Change in investment of unconsolidated subsidiaries	-	-	-	-	114	114
Note receivable from officer	-	-	-	7	-	7
Balances March 31, 2014	$501	$276,616	$130,248	$(702)	$25,131	$431,794

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014
	2014	2013
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$10,356	$7,082
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	987	1,071
Amortization of deferred debenture issuance costs	-	31
Depreciation of furniture, equipment, and building	1,138	1,189
Net amortization of discount and premiums on bonds	3,222	2,249
Accretion of issued debt/original issue discount	374	51
Amortization of capitalized convertible note fees	106	14
Gain on sale of investments	(3,074)	(288)
Gain on sale of fixed assets	(22)	(22)
Long-term incentive plan expense	206	114
Stock award	63	107
Equity earnings of affiliates, net of taxes	(1,293)	(438)
Equity (earnings) losses of unconsolidated subsidiaries, net of tax	(2)	(30)
Deferred income tax expense (benefit)	2,635	424
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agent balances receivable	18,726	(5,403)
Reinsurance recoverable on paid and unpaid losses	(12,806)	(49,174)
Prepaid reinsurance premiums	14,508	20,904
Deferred policy acquisition costs	(3,663)	(6,550)
Federal Income taxes recoverable and DTA	8,985	-
Other assets	3,671	(10,432)
Increase (decrease) in:
Losses and loss adjustment expenses	2,478	31,925
Unearned premiums	(15,098)	3,323
Payable to insurance companies	(6,223)	(3,299)
Funds held and reinsurance balances payable	5,716	65
Other liabilities	(9,170)	9,707
Total adjustments	11,464	(4,462)
Net cash provided by operating activities	21,820	2,620
Cash Flows From Investing Activities
Purchase of debt securities available for sale	(21,392)	(239,603)
Proceeds from sales and maturities of debt securities available for sale	17,805	17,718
Purchase of equity securities available for sale	(10,530)	(54,351)
Proceeds from sales of equity securities available for sale	10,727	4,934
Capital expenditures	(550)	(467)
Other investing activities	324	90
Net cash used in investing activities	(3,616)	(271,679)
Cash Flows From Financing Activities
Payments on term loan	(1,500)	(1,500)
Proceeds from convertible senior notes	-	96,423
Payments for convertible senior notes hedge	-	(12,942)
Proceeds from issuance of warrants	-	3,023
Book overdrafts	(115)	601
Dividends paid on common stock (1)	-	-
Other financing activities	6	8
Net cash provided by financing activities	(1,609)	85,613
Net decrease in cash and cash equivalents	16,595	(183,446)
Cash and cash equivalents, beginning of period	94,776	342,124
Cash and cash equivalents, end of period	$111,371	$158,678
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,680	$1,808
Net income taxes paid (2)	$(8,886)	$(3,067)
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock-based employee compensation	$63	$107

(1) Dividends of $1,002 and $998 were paid on April 7, 2014 and April 4, 2013, respectively.

(2) Tax return refunds were received in first quarter of 2014 and 2013 for $8,886 and $3,067, respectively.

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Meadowbrook Insurance Group, Inc. (the “Company” or “Meadowbrook”), its wholly owned subsidiary Star Insurance Company (“Star”), and Star’s wholly owned subsidiaries, Savers Property and Casualty Insurance Company (“Savers”), Williamsburg National Insurance Company (“Williamsburg”), and Ameritrust Insurance Corporation (“Ameritrust”).   The consolidated financial statements also include Meadowbrook, Inc., Crest Financial Corporation, and their respective subsidiaries.  In addition, the consolidated financial statements also include ProCentury Corporation (“ProCentury”) and its wholly owned subsidiaries.  ProCentury’s wholly owned subsidiaries consist of Century Surety Company (“Century”) and its wholly owned subsidiary ProCentury Insurance Company (“PIC”).  In addition, ProCentury Risk Partners Insurance Company, is a wholly owned subsidiary of ProCentury (Star, Savers, Williamsburg, Ameritrust, Century, and PIC are collectively referred to as  “Insurance Company Subsidiaries”).

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period.  Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the fiscal year ended December 31, 2013.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective July 1, 2013, the Insurance Company Subsidiaries entered into an agreement with State National Insurance Company, National Specialty Insurance Company and United Specialty Insurance Company (collectively, “SNIC”), whereby certain business from our Insurance Company Subsidiaries is written directly with SNIC and 100% assumed collectively by our Insurance Company Subsidiaries.  Our Insurance Company Subsidiaries pay SNIC a 5.5% policy issuance fee, which is reflected as assumed commission expense on the applicable Insurance Company Subsidiaries’ financial statements. For the quarter ended March 31, 2014, our Insurance Company Subsidiaries collectively assumed $75.9 million in gross written premium from SNIC.  The impact of the SNIC policy issuance fee on the Company’s expense ratio was 1.8% for the three months ended March 31, 2014.

Fee income, which includes risk management consulting, loss control, and claims services, is recognized during the period that the services are provided.  Depending on the terms of the contract, claims processing fees are recognized as revenue over the estimated life of the claims, or the estimated life of the contract.  For those contracts that provide services beyond the expiration or termination of the contract, fees are deferred in an amount equal to management’s estimate of the Company’s obligation to continue to provide services in the future.

Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they were earned.  Commission income is reported net of any sub-producer commission expense.   Commission adjustments that occur subsequent to the issuance of the policy because of cancellation typically are recognized when the policy is effectively cancelled. Profit sharing commissions from unaffiliated insurance carriers are recognized when determinable, which is when such commissions are received.

Income Taxes

As of March 31, 2014 and December 31, 2013, the Company did not have any unrecognized tax benefits.  As of March 31, 2014 and December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Investments

The cost or amortized cost, gross unrealized gains, losses, non-credit other-than-temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Non-Credit OTTI	Estimated Fair Value
Debt Securities:
U.S. Government and agencies	$24,621	$556	$(153)	$-	$25,024
Obligations of states and political subs	725,273	25,672	(12,335)	-	738,610
Corporate securities	546,373	16,611	(7,364)	-	555,620
Residential mortgage-backed securities	114,693	2,139	(3,629)	-	113,203
Commercial mortgage-backed securities	25,381	575	(636)	-	25,320
Other asset-backed securities	20,115	712	(31)	-	20,796
Total debt securities available for sale	1,456,456	46,265	(24,148)	-	1,478,573
Equity Securities:
Common stock	97,907	14,442	(434)	-	111,915
Total equity securities available for sale	97,907	14,442	(434)	-	111,915
Total securities available for sale	$1,554,363	$60,707	$(24,582)	$-	$1,590,488

	December 31, 2013
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Non-Credit OTTI	Estimated Fair Value
Debt Securities:
U.S. Government and agencies	$24,985	$572	$(188)	$-	$25,369
Obligations of states and political subs	730,004	25,509	(20,121)	-	735,392
Corporate securities	534,913	15,529	(11,935)	-	538,507
Residential mortgage-backed securities	118,930	2,191	(4,737)	-	116,384
Commercial mortgage-backed securities	26,719	617	(868)	-	26,468
Other asset-backed securities	20,203	763	(40)	-	20,926
Total debt securities available for sale	1,455,754	45,181	(37,889)	-	1,463,046
Equity Securities:
Perpetual preferred stock	71	147	-	-	218
Common stock	95,275	14,933	(444)	-	109,764
Total equity securities available for sale	95,346	15,080	(444)	-	109,982
Total securities available for sale	$1,551,100	$60,261	$(38,333)	$-	$1,573,028

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Unrealized gains	$60,707	$60,261
Unrealized losses	(24,582)	(38,333)
Non-credit OTTI	-	-
Net unrealized gains	36,125	21,928
Deferred federal income tax expense	(12,644)	(7,675)
Net unrealized gains on investments, net of deferred federal income taxes	$23,481	$14,253

Net realized gains (losses including OTTI) on securities, for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Realized gains (losses):
Debt securities:
Gross realized gains	$316	$30
Gross realized losses	-	(9)
Total debt securities	316	21
Equity Securities:
Gross realized gains	2,758	275
Gross realized losses	-	(8)
Total equity securities	2,758	267
Net realized gains (losses)	$3,074	$288

OTTI included in realized losses on securities above	$-	$-

Proceeds from the sales of debt and equity securities available for sale were $13.1 million and $6.5 million for the three months ended March 31, 2014 and 2013, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2014, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$33,123	$33,472
Due after one year through five years	507,346	528,411
Due after five years through ten years	614,350	619,265
Due after ten years	141,448	138,106
Mortgage-backed securities, collateralized obligations and asset-backed securities	160,189	159,319
	$1,456,456	$1,478,573

Net investment income for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net Investment Income Earned From:
Debt securities	$10,659	$10,688
Equity securities	866	620
Cash and cash equivalents	155	194
Total gross investment income	11,680	11,502
Less investment expenses	419	362
Net investment income	$11,261	$11,140

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company reviewed its investment portfolio in relation to its OTTI policy and determined the Company did not need to record a credit related OTTI loss nor recognize a non-credit related OTTI loss in other comprehensive income for the three months ended March 31, 2014 or 2013.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	March 31, 2014
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	3	$2,491	$(78)	1	$925	$(75)	4	$3,416	$(153)
Obligations of states and political subs	88	240,794	(8,230)	25	76,507	(4,105)	113	317,301	(12,335)
Corporate securities	113	246,282	(5,850)	8	24,865	(1,514)	121	271,147	(7,364)
Residential mortgage-backed securities	13	71,564	(2,929)	1	8,146	(700)	14	79,710	(3,629)
Commercial mortgage-backed securities	5	11,425	(554)	1	1,247	(82)	6	12,672	(636)
Other asset-backed securities	3	8,085	(31)	-	-	-	3	8,085	(31)
Total debt securities	225	580,641	(17,672)	36	111,690	(6,476)	261	692,331	(24,148)
Equity Securities:
Common stock	12	11,692	(434)	-	-	-	12	11,692	(434)
Total equity securities	12	11,692	(434)	-	-	-	12	11,692	(434)
Total securities	237	$592,333	$(18,106)	36	$111,690	$(6,476)	273	$704,023	$(24,582)

	December 31, 2013
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	5	$6,181	$(91)	1	$903	$(97)	6	$7,084	$(188)
Obligations of states and political subs	103	285,264	(16,218)	16	43,811	(3,903)	119	329,075	(20,121)
Corporate securities	121	259,581	(10,663)	8	16,734	(1,272)	129	276,315	(11,935)
Residential mortgage-backed securities	13	72,458	(3,879)	1	8,095	(858)	14	80,553	(4,737)
Commercial mortgage-backed securities	5	12,451	(868)	-	-	-	5	12,451	(868)
Other asset-backed securities	4	8,522	(40)	-	-	-	4	8,522	(40)
Total debt securities	251	644,457	(31,759)	26	69,543	(6,130)	277	714,000	(37,889)
Equity Securities:
Perpetual preferred stock	-	-	-	-	-	-	-	-	-
Common stock	15	12,112	(444)	-			15	12,112	(444)
Total equity securities	15	12,112	(444)	-	-	-	15	12,112	(444)
Total securities	266	$656,569	$(32,203)	26	$69,543	$(6,130)	292	$726,112	$(38,333)

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

The Level 3 securities consist of 17 securities totaling $3.4 million or 0.3% of the total investment portfolio.  These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip.  To fair value all 17 of these securities, the third party investment manager used benchmarking techniques based upon industry sector, rating and other factors.

Also included in Level 3 valuation, are the conversion feature within the Notes (as defined in Note 5 ~ Derivative Instruments) and the convertible senior notes hedge.  The estimated fair values of the both the conversion feature and the convertible senior notes hedge are obtained from the third party financial institution counterparties valued using non-binding broker quotations and significant unobservable inputs.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of March 31, 2014 (in thousands):

		Fair Value Measurements Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Debt Securities:
U.S. Government and agencies	$25,024	$-	$25,024	$-
Obligations of states and political subs	738,610	-	738,610	-
Corporate securities	555,620	-	554,649	971
Residential mortgage-backed securities	113,203	-	113,203	-
Commercial mortgage-backed securities	25,320	-	25,169	151
Other asset-backed securities	20,796	-	18,473	2,323
Total debt securities available for sale	1,478,573	-	1,475,128	3,445
Equity Securities:
Common stock	111,915	111,915	-	-
Total equity securities available for sale	111,915	111,915	-	-
Total securities available for sale	$1,590,488	$111,915	$1,475,128	$3,445
Derivatives:
Derivatives - interest rate swaps	$623	$-	$623	$-
Cash conversion feature of cash convertible notes	(10,101)	-	-	(10,101)
Purchased cash convertible note hedge	10,101	-	-	10,101
Total derivatives	$623	$-	$623	$-
Total securities available for sale and derivatives	$1,591,111	$111,915	$1,475,751	$3,445

The following table presents changes in Level 3 available for sale investments and derivatives measured at fair value on a recurring basis as of March 31, 2014 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Balance as of December 31, 2013	$3,497

Total gains or losses (realized/unrealized):
Included in earnings	18
Included in other comprehensive income	(1)

Purchases	-
Issuances	-
Settlements	(69)

Transfers in and out of Level 3	-
Balance as of March 31, 2013	$3,445

There were no credit losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period.  There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2014 and 2013, respectively.

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

Under the Amendment, the term loan facility continues to have a four year term, along with no changes to the amortization period. As of March 31, 2014, the outstanding balance on the Company’s term loan facility was $21.0 million. The Amendment reduced available borrowing under the revolving credit facility from $100.0 million to $30.0 million with further periodic reductions to $21.0 million as of March 31, 2016. The Amendment also established an amortization schedule for the revolving credit facility beginning on September 30, 2014. The Company has $20.0 million outstanding under its revolving credit facility and $0.1 million in letters of credit as of March 31, 2014. The undrawn portion of the revolving credit facility, which was $9.9 million as of March 31, 2014, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

The principal amount outstanding under the Credit Facilities provides for interest at either the Alternative Base Rate (“ABR”) or the London interbank offered rate (“LIBOR”). ABR borrowings under the Credit Facilities will bear interest at the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBOR for a one-month period plus 1.0%, in each case, plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Facilities will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty-five basis points and thirty-seven and a half basis points, based on the Company’s consolidated leverage ratio as defined by the Credit Facilities. At March 31, 2014, the interest rate on the Company’s term loan was 2.75%, which consisted of a weighted fixed rate of 0.25%, plus an applicable margin of 2.50%, as described in Note 5 ~ Derivative Instruments. At March 31, 2014, the interest rate on the Company’s revolving credit facility was 0.25%, plus a 2.50% margin.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, the Amendment revised the financial covenants applicable to the Credit Facilities that consist of: (1) minimum consolidated net worth of $365,697,000 as of the effective date of the Amendment, with quarterly increases thereafter of the sum of (a) seventy-five percent of positive net income and (b) seventy-five percent of increases in shareholders’ equity by reason of the issuance and sale of equity interests, if any, (2) minimum Risk Based Capital Ratio for all material Insurance Company Subsidiaries of 1.75 times Company Action Level, (3) maximum permitted consolidated leverage ratio of (i) 0.375 to 1.00 at any time prior to September 30, 2014, or (ii) 0.35 to 1.00 at any time on or after September 30, 2014, (4) minimum consolidated fixed charge coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++.” As of March 31, 2014, the Company was in compliance with these debt covenants.

FHLBI

During 2011, certain of the Insurance Company Subsidiaries (Star, Williamsburg and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates providing a source of liquidity. As of March 31, 2014, the Company had borrowed $30.0 million from the FHLBI after pledging as collateral residential mortgage-backed securities (“RMBS”) having a carrying value of $37.1 million, and making a FHLBI common stock investment of approximately $1.6 million. The Company has the ability to increase its borrowing capacity through purchasing additional investments in FHLBI and pledging additional securities. The Company retains all the rights regarding the collateralized RMBS.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at March 31, 2014 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.28%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.24%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.44%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.81%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.24%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.34%	10,000
					Total	$80,930

(1) The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.

(2) Represents the junior subordinated debentures acquired in conjunction with our merger with ProCentury (the “ProCentury Merger”) on July 31, 2008.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Due to the bifurcation, the debt component reflects an original issue discount (“OID”) of $12.9 million which will be amortized into interest expense over the term of the Notes.  After considering the contractual interest payments and amortization of the OID, the Notes’ effective interest rate is 7.4%.

The following table shows the amounts recorded for the debt component of the Notes as of March 31, 2014 and December 13, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Outstanding principal	$100,000	$100,000
Unamortized OID	(11,403)	(11,777)
Total debt component	$88,597	$88,223

Deferred issuance costs of $3.7 million will also be amortized into interest expense over the term of the Notes.  Interest expense on the Notes, including amortization of deferred issuance costs, was $1.7 million for the three months ended March 31, 2014.

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at March 31, 2014

6/30/2013	6/30/2023	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	6.340%	$10,000
4/29/2013	4/29/2023	Senior debentures	Three-month LIBOR, plus 4.00%	6.250%	13,000
9/28/2012	8/30/2016	Term loan (1)	Three-month LIBOR	0.714%	21,000
8/15/2013	8/15/2023	Junior subordinated debentures (2)	Three-month LIBOR	2.180%	10,000
9/4/2013	9/4/2023	Junior subordinated debentures (2)	Three-month LIBOR	2.270%	15,000
9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000
				Total	$101,000

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

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended March 31, 2014 and 2013 was approximately $0.4 million and $0.6 million, respectively.

As of March 31, 2014, the total fair value of the interest rate swaps was $0.6 million, which reflects a gross unrealized gain position of $1.8 million and a gross unrealized loss position of ($1.2 million). As of December 31, 2013, the total fair value of the interest rate swaps was $1.6 million, which reflects a gross unrealized gain position of $2.9 million and a gross unrealized loss position of ($1.3 million). At March 31, 2014 and December 31, 2013, accumulated other comprehensive income included accumulated gain on the cash flow hedge, net of taxes, of approximately $0.4 million and $1.0 million, respectively. The Company does not net the unrealized gains and losses in the financial statements.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Convertible Senior Notes and Note Hedges

As discussed in Note 4 ~ Debt, the Company issued the Notes.  Holders may convert their cash convertible notes subject to certain conversion provisions.  In order to offset the risk associated with the cash conversion feature, the Company entered into the Note Hedges.  Both the cash conversion feature and the Note Hedges are measured at fair value with gains and losses recorded in the Company’s Consolidated Statements of Income.

At March 31, 2014, cash conversion feature of cash convertible notes had a fair market value of ($10.1 million) and the Note Hedges had a fair market value of $10.1 million.  At December 31, 2013, cash conversion feature of cash convertible notes had a fair market value of ($16.8 million) and the Note Hedges had a fair market value of $16.8 million.

NOTE  6 – Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to named executive officers and other members of management of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). No restricted stock awards were issued in 2012, 2013 or 2014. The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. The Company recorded approximately $54,000 and $81,000 of restricted stock awards compensation expense for the three months ended March 31, 2014 and 2013, respectively.  The total compensation cost related to the unvested portion of the awards that have not been recognized as of March 31, 2014 and 2013 was approximately $49,000 and $352,000, respectively.  The Plan expired in 2012 so any future award will be issued out of the Company’s 2009 Equity Compensation Plan, which was previously approved by shareholders.

On February 13, 2014, and February 13, 2013, the Company issued 2,400 non-restricted stock awards to each outside member of the Board of Directors, which vested immediately. The Company recorded approximately $120,000 and $137,000 of non-restricted stock awards compensation expense for the three months ended March 31, 2014 and 2013, respectively.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Shareholders’ Equity

At March 31, 2014, shareholders’ equity was $431.8 million, or a book value of $8.62 per common share, compared to $413.4 million, or a book value of $8.29 per common share, at December 31, 2013.

On October 28, 2011, the Company’s Board of Directors approved a Share Repurchase Plan authorizing management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. The Share Repurchase Plan expired on October 28, 2013.  For the three months ended March 31, 2013, there were no share repurchases.

For the three months ended March 31, 2014, the Company had $1.0 million of cash dividends payable on April 7, 2014.  For the three months ended March 31, 2013, cash dividends payable to common shareholders totaled $1.0 million.

On April 25, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share.  The dividend is payable on May 28, 2014, to shareholders of record as of May 19, 2014.

When evaluating the declaration of a dividend, the Company’s Board of Directors considers a variety of factors, including but not limited to, cash flow, liquidity needs, results of operations, industry conditions, and our overall financial condition.  As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its Insurance Company Subsidiaries.  Additionally, pursuant to the Second Amendment to Credit Agreement and Waiver (Note 4 ~ Debt) the Company cannot pay quarterly dividends in excess of the lessor of $0.02 per share or $1.25 million in the aggregate.

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2014	2013
Net income	$10,356	$7,082

Common shares:
Basic
Weighted average shares outstanding	49,976,073	49,823,882

Diluted
Weighted average shares outstanding	49,976,073	49,823,882
Dilutive effect of:
Share awards under long term incentive plan	8,670	21,141
Total	49,984,743	49,845,023

Net income per common share
Basic	$0.21	$0.14
Diluted	$0.21	$0.14

NOTE 9 – Commitments and Contingencies

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 21, 2013, the Company brought a Motion to Stay Proceedings before the panel, because it had discovered evidence of what it believed were improper ex parte contacts between the Reinsurer’s lawyer and the arbitrator appointed by the Reinsurer. On August 29, 2013, the panel (by majority) denied the Company’s Motion to Stay Proceedings.

Subsequently, the Company filed a Motion to Stay the Arbitration in the state court requesting discovery to investigate what the Company believed was a “tainted” arbitration panel. The Reinsurer removed the case to the United States District Court for the Eastern District of Michigan.

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

The Reinsurer appealed the preliminary injunction. On April 9, 2014, the Sixth Circuit Court of Appeals issued an opinion and order finding the trial court did not have jurisdiction to issue its preliminary injunction enjoining the panel.  The appeallate court found that the Company could challenge the fairness of the proceedings and partiality of the arbitrators after a final award is issued.  The Company has filed a petition for rehearing.  If the petition is denied, the matter will be referred back to the panel for further proceedings relating to the Reinsurer’s request for additional damages.

Given the inherent uncertainty surrounding the conclusion of this proceeding, an adverse outcome in this matter could have a material impact on our results of operations or cash flows on a particular quarter or annual period. At this time, an estimate of possible loss or range of loss cannot be made. The $1.6 million and the interest of $2.0 million were expensed by the Company during the second quarter and an estimate for the attorney fee portion of the award was also reserved for by the Company. Each of these amounts will be disputed by the Company at the appropriate time.

MEADOWBROOK INSURANCE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities Class Actions

In August and October 2013, two putative class action complaints were filed in the United States District Court for the Southern District of New York against the Company, Robert Cubbin and Karen Spaun.  The cases were subsequently consolidated and on April 25, 2014, the plaintiffs filed a Consolidated Amended Class Action Complaint naming the same defendants, on behalf of a putative class consisting of all persons who purchased the Company’s stock between February 17, 2009 and February 21, 2014 (the “Class Period”).  The Consolidated Amended Complaint alleges that during the purported Class Period, the defendants made materially false and misleading statements relating to the Company’s reserves and reported goodwill.  The Company intends to vigorously defend against these claims. The Company has not accrued any amounts for the securities class actions as the Company does not believe, based upon current information, that a loss relating to these matters is probable, and an estimate of a range of potential loss relating to these matters, cannot reasonably be made.

NOTE 10 – Accumulated Other Comprehensive Income

The Company’s comprehensive income includes net earnings plus unrealized gain or loss on available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the income statement, we used a 35 percent tax rate. The following table illustrates the amounts reclassified from accumulated other comprehensive income:

Reclassifications out of accumulated other comprehensive income: Period Ended March 31, 2014 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$3,025	Net realized gains
	(1,059)	Tax expense
	$1,966	Net of tax

Reclassifications out of accumulated other comprehensive income: Period Ended March 31, 2013 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$288	Net realized gains
	(101)	Tax expense
	$187	Net of tax

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended March 31, 2014 and 2013

Forward-Looking Statements

This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: actual loss and loss adjustment expenses exceeding our reserve estimates; competitive pressures in our business; the failure of any of the loss limitation methods we employ; a failure of additional capital to be available or only available on unfavorable terms; our geographic concentration and the business, economic, natural perils, man made perils, and regulatory conditions within our most concentrated region; our ability to appropriately price the risks we underwrite; goodwill impairment risk employed as part of our growth strategy; efforts with regard to the review of strategic alternatives; actions taken by regulators, rating agencies or lenders, including the impact of the downgrade by A.M. Best of the Company’s Insurance Company Subsidiaries’ financial strength rating, the lowering of the outlook of this ratings from “stable” to “negative”, A.M. Best’s downgrade of our issuer credit rating and any other future action by A.M. Best with respect to such ratings; increased risks or reduction in the level of our underwriting commitments due to market conditions; a failure of our reinsurers to pay losses in a timely fashion, or at all; interest rate changes; continued difficult conditions in the global capital markets and the economy generally; market and credit risks affecting our investment portfolio; liquidity requirements forcing us to sell our investments; a failure to introduce new products or services to keep pace with advances in technology; the new federal financial regulatory reform; our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries; minimum capital and surplus requirements imposed on our Insurance Company Subsidiaries; acquisitions and integration of acquired businesses resulting in operating difficulties, which may prevent us from achieving the expected benefits; our reliance upon producers, which subjects us to their credit risk; loss of one of our core selected producers; our dependence on the continued services and performance of our senior management and other key personnel; our reliance on our information technology and telecommunications systems; managing technology initiatives and obtaining the efficiencies anticipated with technology implementation; a failure in our internal controls; the cyclical nature of the property and casualty insurance industry; severe weather conditions and other catastrophes; the effects of litigation, including the previously disclosed arbitration and class action litigation or any similar litigation which may be filed in the future; state regulation; and assessments imposed upon our Insurance Company Subsidiaries to provide funds for failing insurance companies.

For additional information with respect to certain of these and other factors, refer to the Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent filings made with the United States Securities and Exchange Commission. We are not under any obligation to (and expressly disclaim any obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

We are a specialty niche focused commercial insurance underwriter, which also owns and operates insurance agencies and an insurance administration services company.  We recognize revenue related to the services and coverages within the following categories: net earned premiums, management administrative fees, claims fees, commission revenue, net investment income, and net realized gains (losses).

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

Through our agency operations, we also generate commission revenue, which represents 2.8% of our total consolidated revenues. Our agencies are located in Michigan, California, Massachusetts, and Florida and produce commercial, personal lines, life and accident and health insurance which are placed primarily with unaffiliated insurance carriers. Although our agencies are a minimal source of business for our Insurance Company Subsidiaries, the agency operations remain a core strategy enabling us to balance our sources of revenue and better understand the needs of independent agents within our own insurance carrier operations.

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  The accounting estimates and related risks described in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 5, 2014, are those that we consider to be our critical accounting estimates.  For the three months ended March 31, 2014, there have been no material changes in regard to any of our critical accounting estimates.

Non-GAAP Financial Measures

Statutory Surplus

Statutory surplus is a non-GAAP measure with the most directly comparable financial GAAP measure being shareholders’ equity. The following is a reconciliation of statutory surplus to shareholders’ equity:

Meadowbrook Insurance Group, Inc.
Consolidated Statutory Surplus to GAAP Shareholders' Equity
For Period Ending: March 2014

Statutory Consolidated Surplus		496,683

Statutory to GAAP differences:
Deferred policy acquisition costs	66,435
Other	(1,398)

Total Statutory to GAAP differences		65,037

Total Non-Regulated Entities		(129,926)

GAAP Consolidated Shareholders' Equity		431,794

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

	For the Three Months Ended March 31,
	2014	2013
	(In thousands, except share and per share data)
Net operating income	$8,390	$6,877
Net realized gains, net of tax	1,966	205
Net income	$10,356	$7,082

Diluted earnings per common share:
Net operating income	$0.17	$0.14
Net income	$0.21	$0.14
Diluted weighted average common shares outstanding	49,984,743	49,845,023

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

	For the Three Months Ended March 31,
	2014	2013
Accident year combined ratio	100.3%	99.0%
(Decrease) increase in net ultimate loss estimates on prior year loss reserves	-0.4%	2.1%
GAAP combined ratio	99.9%	101.1%

We believe the accident year combined ratio provides investors with valuable information for comparison to historical trends and current industry estimates. We also believe that it is useful for investors to evaluate the accident year combined ratio and GAAP combined ratio separately when reviewing and evaluating our performance.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Executive Overview

Our GAAP combined ratio improved by 1.2 percentage points to 99.9% in the first quarter 2014 from 101.1% for the comparable quarter in 2013. This improvement reflects continued stabilization of reserves, improved current accident year loss experience and earned rate increases in excess of loss ratio trends. These improvements were somewhat offset by the cost of using an unaffiliated insurance company for policy issuance, non-recurring severance costs and the deleveraging impact of the anticipated reduction in earned premium associated with the Company’s efforts to terminate unprofitable business.

Net operating income, a non-GAAP measure the Company defines as net income excluding after-tax realized gains and losses, increased $1.5 million, from $6.9 million, or $0.14 per diluted share for the first quarter ended March 31, 2013, to $8.4 million, or $0.17 per diluted share for the first quarter ended March 31, 2014.

The first quarter 2014 results include a pre-tax decrease in net ultimate loss estimates for accident years 2013 and prior of a favorable $0.7 million, or 0.4 percentage points of the loss and LAE ratio. The first quarter  2013 results include a pre-tax increase in net ultimate loss estimates for accident years 2012 and prior of an unfavorable $3.6 million, or 2.1 percentage points of the loss and LAE ratio.  Our accident year loss and LAE ratio, a non-GAAP measure that excludes changes in net ultimate loss estimates from prior year loss reserves, was 63.9% for the first quarter of 2014 compared to  69.3% for the comparable quarter in 2013, an improvement of 5.4 percentage points.

Excluding the impact of the previously terminated multi line quota share reinsurance treaty with Swiss Re America Corporation (“Swiss Re Treaty”), the accident year loss and LAE ratio improved 3.3 percentage points to 62.7% for 2014, from 66.0% in 2013.  This improvement reflects a 4.8 percentage point improvement relating to earned rate increases of 10.7% which are approximately 9.0 percentage points in excess of loss ratio trends; approximately 1.0 percentage point improvement from underwriting actions; and a 2.4 percentage point improvement from the cessation of earned premium from the run-off of terminated business.  These cumulative implied improvements were tempered by a more conservative loss ratio selection for the 2014 accident year.  This selection was within standard actuarial methods and based on the inherent risks associated with a less mature accident year.

As planned, gross written premium decreased $66.0 million, or 24.7%, to $201.7 million in 2014, compared to $267.7 million in the same period in 2013.  The decline in premium is attributed to the termination of, or reduction in premium from certain programs for which pricing and underwriting did not meet the Company’s standards and was offset by an overall 6.8% written rate increase.

Results of Operations

Net income for the three months ended March 31, 2014, was $10.4 million, or $0.21 per dilutive share, compared to net income of $7.1 million, or $0.14 per dilutive share, for the comparable period of 2013.  Net operating income, a non-GAAP measure, increased to $8.4 million, or $0.17 per dilutive share, compared to net operating income of $6.9 million, or $0.14 per dilutive share for the comparable period in 2013.  Total diluted weighted average shares outstanding for the three months ended March 31, 2014 was 49,984,743 compared to 49,845,023 for the comparable period in 2013.  This increase reflects the impact of shares issued under our Long Term Incentive Plan.  Refer to Note 8 ~ Earnings Per Share of the Notes to the Consolidated Financial Statements, for additional information specific to the impact of our Long Term Incentive Plan.

Revenues

Revenues for the three months ended March 31, 2014 decreased $2.8 million, or 1.5%, to $188.9 million, from $191.7 million for the comparable period in 2013.  This decrease primarily reflects the reduction within our net earned premiums, partially offset by an increase in net commissions and fees and net realized gains.

The following table sets forth the components of revenues (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Revenue:
Net earned premiums	$162,539	$170,588
Management administrative fees	5,139	3,369
Claims fees	1,667	1,743
Commission revenue	5,241	4,522
Net investment income	11,261	11,140
Net realized gains	3,025	316
Total revenue	$188,872	$191,678

Net earned premiums decreased $8.1 million, or 4.7%, to $162.5 million for the three months ended March 31, 2014, from $170.6 million in the comparable period in 2013. This expected decrease was primarily the result of the termination of, or reduction in, certain programs in which pricing and underwriting did not meet our underwriting standards and was offset by an overall 10.7% earned rate increase, which exceeded our estimated loss trend of 1.7%.

Net commission and fee revenue increased $2.4 million, or 25.0%, to $12.0 million for the three months ended March 31, 2014, from $9.6 million for the comparable period in 2013.  This increase was driven primarily by commission revenue generated from our subsidiary US Specialty Underwriters (“USSU”) that is no longer considered intercompany (and therefore not eliminated in consolidation) as the applicable polices are now written by SNIC and reinsured by our Insurance Company Subsidiaries.  This increase did not impact our consolidated financial results as there is a corresponding increase in the expenses from net commission and fee operations.

Net realized gains increased $2.7 million, to $3.0 million for the three months ended March 31, 2014, from $0.3 million for the comparable period in 2013.

Expenses

Expenses decreased $6.2 million from $183.2 million for the three months ended March 31, 2013 to $177.0 million for the three months ended March 31, 2014.

The following table sets forth the components of expenses (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Expense:
Net losses and loss adjustment expenses	$103,190	$121,816
Policy acquisition and other underwriting expenses	59,198	50,605
General selling & administrative expenses	8,495	6,023
General corporate expenses	1,633	1,516
Amortization expense	987	1,071
Interest expense	3,462	2,197
Total expenses	$176,965	$183,228

Net loss and loss adjustment expenses (“LAE”) decreased $18.6 million, to $103.2 million for the three months ended March 31, 2014, from $121.8 million for the same period in 2013.  Our loss and LAE ratio was 63.5% for the three months ended March 31, 2014 and 71.4% for the three months ended March 31, 2013; an improvement of 7.9 percentage points.  The loss and LAE ratio for the first quarter of 2014 includes a 0.4 percentage point decrease from net ultimate loss estimates for accident years 2013 and prior. The accident year loss and LAE ratio was 63.9% for the three months ended March 31, 2014 down from 69.3% in the comparable period in 2013; an improvement of 5.4 percentage points. Additional discussion of our quarterly reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $8.6 million, to $59.2 million for the three months ended March 31, 2014 from $50.6 million for the same period in 2013. Our expense ratio increased 6.7% to 36.4% for the first quarter 2014 from 29.7% for the first quarter 2013.  Excluding the impact of the Swiss Re Treaty, the expense ratio increased 5.3 percentage points to 36.9% for the three months ended March 31, 2014, from 31.6% for the same period in 2013. The increase in the expense ratio, excluding the Swiss Re Treaty, reflects the impact of non-recurring severance costs of 1.0 percentage point, the cost associated with the use of an unaffiliated “A” rated insurance company for policy issuance of 1.8 percentage points, deleveraging fixed costs in relation to the decrease in earned premium of approximately 2.0 percentage points, and the remaining 0.5 percentage point increase reflects shifts in the mix of business.

Federal income tax expense for the three months ended March 31, 2014 was $2.7 million, or 23.2% of income before taxes, compared to $1.7 million, or 20.6% of income before taxes, for the same period in 2013.  Income tax expense on capital gains and the change in our valuation allowance on deferred tax assets was $1.1 million and $0.1 million for the periods ended March 31, 2014 and 2013, respectively. The higher rate reflects a lower proportion of taxable income derived from net investment income, which includes a portion of tax exempt income, as opposed to fee based or underwriting income.

Other Items

Equity earnings of affiliated, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holdings, LLC (“MFH”), for $14.8 million in cash.  We are not required to consolidate this investment because we are not the primary beneficiary of the business, nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star recognizes 28.5% of the profits and losses as a result of this equity interest ownership.  We recognized equity earnings, net of tax, from MFH of $0.6 million, or $0.01 per dilutive share, for the three months ended March 31, 2014, compared to $0.3 million, or less than $0.01 per dilutive share, for the comparable period of 2013. We received dividends from MFH in the three months ended March 31, 2014 and 2013, for $1.5 million and $0.4 million, respectively.

In November 2012, our subsidiary, Century Surety Company, committed to a $10 million strategic equity investment in Aquiline Financial Services Fund II L.P. As of March 31, 2014, approximately $6.4 million of the commitment had been satisfied with $3.6 million of unfunded commitment remaining. Our ownership interest is approximately 1.3% of the fund, which we are accounting for under the equity method of accounting. Century Surety Company will recognize 1.3% of the Fund’s profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from the Aquiline Financial Services Fund II L.P. of $0.7 million, or $0.01 per dilutive share and $0.2 million, or less than $0.01 per dilutive share, for the three months ended March 31, 2014 and 2013, respectively.

Reserves

The modest favorable development in the first quarter was a function of the cumulative effect of the underwriting and pricing improvements that we have implemented to date as well as our efforts to continue to stabilize key segments of the Company's loss reserves. Workers’ compensation reserves developed favorably in the quarter, led by the California-dominated business segments, for which substantial rate and underwriting improvements have been enacted over the last few years.  The 2013 accident year reserves for all lines showed favorable signs as the accident year continues to mature. The favorable reserve indications reflect the effectiveness of rate changes, underwriting improvements and termination of underperforming blocks of business since 2012.  The 2014 accident year reserve indications reflect additional improvement beyond the 2013 accident year.  Reserves on terminated business remained stable in the quarter.

At March 31, 2014, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $1.1 billion. We established a reasonable range of reserves of approximately $970.0 million to $1.2 billion. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$437,817	$509,581	$474,576
Residual Markets	$21,904	$24,260	$23,554
Commercial Multiple Peril / General Liability	380,426	524,476	458,714
Commercial Automobile	101,306	119,587	114,286
Other	28,570	32,417	30,517
Total Net Reserves	$970,023	$1,210,321	$1,101,647

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key methods remained consistent for the quarter ended March 31, 2014, and the year ended December 31, 2013. We reviewed the key assumptions that underlie the actuarial standard methods and made the appropriate adjustments to reflect the emergence of claim activity.

For the quarter ended March 31, 2014, we reported a decrease in net ultimate loss estimates for accident years 2013 and prior of $0.7 million, or 0.1% of $1.1 billion of beginning net loss and LAE reserves at January 1, 2014. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2014 that differed from the projected activity. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2013	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at March 31, 2014

Workers' Compensation	$477,413	$45,987	$(2,192)	$43,795	$1,623	$45,009	$46,632	$474,576
Residual Markets	22,577	3,474	(1,012)	2,462	561	924	1,485	23,554
Commercial Multiple Peril / General Liability	459,950	28,583	1,848	30,431	636	31,031	31,667	458,714
Commercial Automobile	118,375	12,474	945	13,419	1,841	15,667	17,508	114,286
Other	32,775	13,387	(303)	13,084	2,775	12,567	15,342	30,517
Net Reserves	1,111,090	$103,905	$(714)	$103,191	$7,436	$105,198	$112,634	1,101,647
Reinsurance Recoverable	505,431							517,352
Consolidated	$1,616,521							$1,618,999

The following table shows the re-estimated December 31, 2013 held reserves by line as of March 31, 2014 (in thousands):

Line of Business	Reserves at December 31, 2013	Re-estimated Reserves for December 31, 2013 at March 31, 2014	Development as a percentage of prior year reserves

Workers' Compensation	$477,413	$475,221	-0.5%
Commercial Multiple Peril / General Liability	459,950	461,798	0.4%
Commercial Automobile	118,375	119,320	0.8%
Other	32,775	32,472	-0.9%
Sub-total	1,088,513	1,088,811	0.0%
Residual Markets	22,577	21,565	-4.5%
Total Net Reserves	$1,111,090	$1,110,376	-0.1%

Workers’ Compensation Excluding Residual Markets

The net ultimate loss estimates for accident years 2013 and prior in the workers' compensation line of business decreased $2.2 million, or 0.5%. This decrease was led by the California-dominated business segments for which, as noted earlier, substantial rate and underwriting improvements have been enacted over the last few years.

Commercial Multiple Peril / General Liability

The net ultimate loss estimates for accident years 2013 and prior in the commercial multi-peril/general liability line of business increased $1.8 million, or 0.4%. The increase was driven by the 2009-2012 accident years, predominantly in our excess and surplus lines division.  The current estimates of the accident year loss & ALAE ratios (which excludes ULAE) for the Company indicate the accident year loss & ALAE ratio was below 60%. Accident year 2013, is projected to be below a 58% loss & ALAE ratio and accident year 2014 is estimated to be below 56%.  The improvement in the recent accident year loss ratios reflects the rate increase, underwriting actions, and termination of unprofitable business undertaken since 2012.

Commercial Automobile

The $0.9 million increase, or 0.8%, in net ultimate loss estimates for the commercial automobile line of business was primarily driven by the 2009-2012 accident years mostly on business in a terminated transportation program.  This was partially offset by modest improvement in the 2013 accident year.

Other

The $0.3 million decrease, or 0.9%, in net ultimate loss estimates in other lines of business is primarily from decreases in accident years 2013 and prior related to a variety of programs.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $1.0 million, or 4.5% of net reserves. This decrease reflects a reduction in the net ultimate loss estimates for various accident years.  We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the ordinary dividend available that can be paid from the Insurance Company Subsidiaries during 2014 is $48.8 million without prior regulatory approval. Of this $48.8 million, no ordinary dividends have been declared and paid as of March 31, 2014. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $129.6 million of extraordinary dividends in 2014, subject to prior regulatory approval. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and A.M. Best’s Capital Adequacy Ratio. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. There were no ordinary dividends paid from our Insurance Company Subsidiaries to our holding company for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 1.8 to 1.0 and 1.3 to 1.0, respectively.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees.  These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $3.6 million for the three months ended March 31, 2014.

We have a revolving credit facility of $30.0 million. As of March 31, 2014, we had $20.0 million outstanding balance under our revolving credit facility and $0.1 million in letters of credit issued.  The undrawn portion of the revolving credit facility, which was $10 million as of March 31, 2014, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Because of our Insurance Company Subsidiaries’ membership in the FHLBI, we have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity.  As of March 31, 2014, we had borrowed $30.0 million from the FHLBI. The proceeds were used to fund purchases of high quality bonds with maturities that match the maturity of the FHLBI credit facility. Due to the low cost of the FHLBI funding, we expect to generate returns in excess of its cost of borrowing under this strategy. We have the ability to increase our borrowing capacity through additional investments in FHLBI and pledging additional securities. As of December 31, 2013, we had $30.0 million of borrowings outstanding from the FHLBI.

Cash flow provided by operations was $21.8 million and $2.6 million for the three months ended March 31, 2014 and 2013, respectively. The $19.2 million increase in operating cash flows is primarily related to the quota share reinsurance treaty that provided a net cash inflow of $11.1 million in the first quarter of 2014, compared to a net cash outflow of $9.1 million in the first quarter of 2013.

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

Investment Portfolio

As of March 31, 2014 and December 31, 2013, the recorded value of our investment portfolio, including cash and cash equivalents, was $1.7 billion.

In general, we believe our overall investment portfolio is conservatively invested.  The effective duration of the investment portfolio at March 31, 2014, is 4.8 years, compared to 5.2 years at March 31, 2013.  Our pre-tax book yield, excluding cash and cash equivalents, was 3.0%, compared to 3.3% in 2013.  The tax equivalent yield, excluding cash and cash equivalents was 3.6%, compared to 3.8% in 2013.  Approximately 99.8% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

Refer to Note 7 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commitments

On March 18, 2013, the Company issued $100.0 million of 5.0% cash convertible senior notes, which mature on March 15, 2020.  As a result of the issuance of the cash convertible notes, as of March 31, 2014, the total debt (including debentures) of the Company and its non-regulated subsidiaries was $210.5 million, and the payments due in more than five years increased to $180.9 million.  For additional information regarding the cash convertible notes, refer to Note 4 ~ Debt of the Notes to the Consolidated Financial Statements.

For the three months ended March 31, 2014, there were no other material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of March 31, 2014.  Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest Rate Risk

Interest rate risk is managed within the context of an asset and liability management strategy for which the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus.  The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years.  At March 31, 2014, our fixed income portfolio had an effective duration of 4.8 years, compared to 5.0 years at December 31, 2013.

At March 31, 2014, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.6 billion.  Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in relatively small positions of preferred stocks and mutual funds with an emphasis on dividend income.  These investments comprise 7.0% of our investment portfolio.

Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds.  For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2013. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,546,310	$1,478,574	$1,408,126
Yield to Maturity or Call	1.5%	2.3%	3.3%
Effective Duration	4.7	4.8	4.8

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates.  Thus, our interest expense on these debentures is directly correlated to market interest rates.  At March 31, 2014 and December 31, 2013, we had outstanding debentures of $80.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates.  Thus, our interest expense on our term loan is directly correlated to market interest rates.  At March 31, 2014, we had an outstanding balance on our term loan of $21.0 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $210,000.  At December 31, 2013 we had an outstanding balance on our term loan of $22.5 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $225,000.

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

In addition, our revolving line of credit under which we can borrow up to $30.0 million is subject to variable interest rates.  Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates.  At March 31, 2014 and December 31, 2013, we had a $20.0 million outstanding balance on our line of credit. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $200,000.  In addition, at March 31, 2014 the $500,000 letter of credit was reduced to $145,000.

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

As of March 31, 2014, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended March 31, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 9 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2014, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and our other filings with the Securities and Exchange Commission.

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

Dated: May 9, 2014