Form 10-Q
period 2014-06-30
MEADOWBROOK INSURANCE GROUP INC
filed 2014-08-08
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on August 1, 2014, was 50,091,690.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30,

	2014	2013
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$212,660	$264,853
Ceded	(48,536)	(89,072)
Net earned premiums	164,124	175,781
Net commissions and fees	9,342	8,539
Net investment income	11,209	11,768
Realized gains:
Total other-than-temporary impairments on securities	-	-
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	-
Net realized gains excluding other-than-temporary impairments on securities	3,253	2,869
Net realized gains	3,253	2,869
Total revenues	187,928	198,957

Expenses
Losses and loss adjustment expenses	142,266	200,807
Reinsurance recoveries	(32,606)	(55,436)
Net losses and loss adjustment expenses	109,660	145,371
Policy acquisition and other underwriting expenses	59,358	58,450
General, selling and administrative expenses	6,752	5,901
General corporate expenses	1,415	760
Amortization expense	961	1,038
Goodwill impairment expense	-	115,397
Interest expense	3,472	3,653
Total expenses	181,618	330,570
Income (loss) before taxes and equity earnings	6,310	(131,613)
Federal and state income tax expense (benefit)	1,183	(17,604)
Equity earnings of affiliates, net of tax	623	945
Equity earnings of unconsolidated subsidiaries, net of tax	14	6
Net income (loss)	$5,764	$(113,058)

Earnings (Losses) Per Share
Basic	$0.12	$(2.27)
Diluted	$0.12	$(2.27)

Weighted average number of common shares
Basic	50,091,984	49,887,200
Diluted	50,091,984	49,887,200

Dividends paid per common share	$0.02	$0.02

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30,

	2014	2013
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$429,453	$529,195
Ceded	(102,791)	(182,826)
Net earned premiums	326,662	346,369
Net commissions and fees	21,389	18,173
Net investment income	22,470	22,908
Realized gains:
Total other-than-temporary impairments on securities	-	-
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	-
Net realized gains excluding other-than-temporary impairments on securities	6,279	3,185
Net realized gains	6,279	3,185
Total revenues	376,800	390,635

Expenses
Losses and loss adjustment expenses	282,238	392,781
Reinsurance recoveries	(69,388)	(125,594)
Net losses and loss adjustment expenses	212,850	267,187
Policy acquisition and other underwriting expenses	118,557	109,055
General, selling and administrative expenses	15,247	11,924
General corporate expenses	3,048	2,276
Amortization expense	1,948	2,109
Goodwill impairment expense	-	115,397
Interest expense	6,934	5,850
Total expenses	358,584	513,798
Income (loss) before taxes and equity earnings	18,216	(123,163)
Federal and state income tax expense (benefit)	4,029	(15,768)
Equity earnings of affiliates, net of tax	1,917	1,383
Equity earnings of unconsolidated subsidiaries, net of tax	16	36
Net income (loss)	$16,120	$(105,976)

Earnings (Losses) Per Share
Basic	$0.32	$(2.13)
Diluted	$0.32	$(2.13)

Weighted average number of common shares
Basic	50,034,349	49,855,716
Diluted	50,034,349	49,855,716

Dividends paid per common share	$0.04	$0.04

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended June 30,

	2014	2013
	(Unaudited)
	(In thousands)
Net income (loss)	$5,764	$(113,058)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	12,483	(32,487)
Unrealized gains in affiliates and unconsolidated subsidiaries	4	50
Increase on non-credit other-than-temporary impairments on securities	-	-
Net deferred derivative (losses) gains - hedging activity	(601)	2,233
Less reclassification adjustment for investment gains included in net income	(2,115)	(1,890)
Other comprehensive gains (losses), net of tax	9,771	(32,094)
Comprehensive income (loss)	$15,535	$(145,152)

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Six Months Ended June 30,

	2014	2013
	(Unaudited)
	(In thousands)
Net income (loss)	$16,120	$(105,976)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	23,751	(35,269)
Unrealized gains in affiliates and unconsolidated subsidiaries	118	62
Increase on non-credit other-than-temporary impairments on securities	-	-
Net deferred derivative (losses) gains - hedging activity	(1,205)	3,038
Less reclassification adjustment for investment gains included in net income	(4,081)	(2,077)
Other comprehensive gains (losses), net of tax	18,583	(34,246)
Comprehensive income (loss)	$34,703	$(140,222)

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,450,040 and $1,455,754 in 2014 and 2013, respectively)	$1,488,467	$1,463,046
Equity securities available for sale, at fair value (cost of $91,801 and $95,346 in 2014 and 2013, respectively)	105,258	109,982
Cash and cash equivalents	92,287	94,776
Accrued investment income	14,046	14,266
Premiums and agent balances receivable (net allowance of $5,152 and $5,094 in 2014 and 2013 respectively)	194,494	214,144
Reinsurance recoverable on:
Paid losses	15,737	14,453
Unpaid losses	525,149	505,431
Prepaid reinsurance premiums	32,963	63,908
Deferred policy acquisition costs	64,629	62,773
Deferred income taxes, net	28,716	41,435
Goodwill	5,644	5,644
Other intangible assets	22,509	24,509
Other assets	145,007	147,475
Total assets	$2,734,906	$2,761,842

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,615,135	$1,616,521
Unearned premiums	305,353	354,367
Debt	158,481	160,723
Debentures	80,930	80,930
Accounts payable and accrued expenses	29,721	29,712
Funds held and reinsurance balances payable	24,531	29,320
Payable to insurance companies	43,307	45,625
Other liabilities	30,921	31,231
Total liabilities	2,288,379	2,348,429

Shareholders' Equity
Common stock, $0.01 par value; authorized 75,000,000 shares; 50,091,690 and 49,887,200 shares issued and outstanding	501	499
Additional paid-in capital	276,809	276,410
Retained earnings	135,011	120,894
Note receivable from officer	(696)	(709)
Accumulated other comprehensive income	34,902	16,319
Total shareholders' equity	446,527	413,413
Total liabilities and shareholders' equity	$2,734,906	$2,761,842

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited, In thousands)
Balances December 31, 2013	$499	$276,410	$120,894	$(709)	$16,319	$413,413
Net income	-	-	16,120	-	-	16,120
Dividends declared	-	-	(2,003)	-	-	(2,003)
Change in unrealized gain or loss on available for sale securities, net of tax	-	-		-	19,471	19,471
Change in valuation allowance on deferred tax assets	-	-		-	199	199
Net deferred derivative loss - hedging activity	-	-		-	(1,205)	(1,205)
Stock award, net of tax	2	67		-	-	69
Long term incentive plan; stock award for 2013 and 2014 plan years	-	332		-	-	332
Change in investment of affiliates, net of tax	-	-		-	133	133
Change in investment of unconsolidated subsidiaries	-	-		-	(15)	(15)
Note receivable from officer	-	-		13	-	13
Balances June 30, 2014	$501	$276,809	$135,011	$(696)	$34,902	$446,527

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

	2014	2013
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$16,120	$(105,976)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of other intangible assets	1,948	2,109
Amortization of deferred debenture issuance costs	-	63
Impairment of goodwill	-	115,397
Depreciation of furniture, equipment, and building	2,248	2,384
Net amortization of discount and premiums on bonds	6,456	5,270
Accretion of issued debt/original issue discount	758	417
Amortization of capitalized convertible note fees	215	118
Gain on sale of investments	(6,362)	(3,195)
Gain on sale of fixed assets	(44)	(44)
Long-term incentive plan expense	365	212
Stock award	96	191
Equity earnings of affiliates, net of taxes	(1,917)	(1,383)
Equity earnings of unconsolidated subsidiaries, net of tax	(16)	(36)
Deferred income tax expense (benefit)	3,010	(13,053)
Write-off of book of business	52	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agent balances receivable	19,650	(9,448)
Reinsurance recoverable on paid and unpaid losses	(21,002)	(72,015)
Prepaid reinsurance premiums	30,945	42,445
Deferred policy acquisition costs	(1,856)	(9,487)
Other assets	2,612	(20,530)
Increase (decrease) in:
Losses and loss adjustment expenses	(1,386)	75,869
Unearned premiums	(49,014)	(27,444)
Payable to insurance companies	(2,318)	(1,715)
Funds held and reinsurance balances payable	(4,789)	4,668
Other liabilities	(2,329)	13,684
Total adjustments	(22,678)	104,477
Net cash used in operating activities	(6,558)	(1,499)
Cash Flows From Investing Activities
Purchase of debt securities available for sale	(36,703)	(334,138)
Proceeds from sales and maturities of debt securities available for sale	38,355	109,397
Purchase of equity securities available for sale	(19,080)	(93,641)
Proceeds from sales of equity securities available for sale	28,651	14,240
Capital expenditures	(982)	(764)
Other investing activities	642	228
Net cash provided by (used in) investing activities	10,883	(304,678)
Cash Flows From Financing Activities
Payments on term loan	(3,000)	(3,000)
Proceeds from convertible senior notes	-	96,324
Payments for convertible senior notes hedge	-	(12,942)
Proceeds from issuance of warrants	-	3,023
Book overdrafts	(1,824)	676
Dividends paid on common stock	(2,003)	(1,995)
Other financing activities	13	15
Net cash (used in) provided by financing activities	(6,814)	82,101
Net decrease in cash and cash equivalents	(2,489)	(224,076)
Cash and cash equivalents, beginning of period	94,776	342,124
Cash and cash equivalents, end of period	$92,287	$118,048
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,392	$3,590
Net income taxes (rececived) paid (1)	$(4,822)	$1,165
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock-based employee compensation	$96	$191

(1) Tax return refunds were received in first quarter of 2014 and 2013 for $8,886 and $3,067, respectively.

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period.  Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates.  Actual results could differ from those estimates.  The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results expected for the full year.

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

Effective July 1, 2013, the Insurance Company Subsidiaries entered into an agreement with State National Insurance Company, National Specialty Insurance Company and United Specialty Insurance Company (collectively, “SNIC”), whereby certain business from our Insurance Company Subsidiaries is written directly with SNIC and 100% assumed collectively by our Insurance Company Subsidiaries.  Our Insurance Company Subsidiaries pay SNIC a 5.5% policy issuance fee, which is reflected as assumed commission expense on the applicable Insurance Company Subsidiaries’ financial statements. For the three months and six months ended June 30, 2014, our Insurance Company Subsidiaries collectively assumed $59.2 million and $135.1 million, respectively, in gross written premium from SNIC.  The impact of the SNIC policy issuance fee on the Company’s expense ratio was 2.1% and 2.0% for the three months and six months ended June 30, 2014.

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

Income Taxes

As of June 30, 2014 and December 31, 2013, the Company did not have any unrecognized tax benefits.  As of June 30, 2014 and December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

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

NOTE 2 – Investments

The cost or amortized cost, gross unrealized gains, losses, non-credit other-than-temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$24,606	$562	$(110)	$-	$25,058
Obligations of states and political subs	712,608	27,463	(6,473)	-	733,598
Corporate securities	557,854	18,748	(3,143)	-	573,459
Residential mortgage-backed securities	110,374	2,348	(2,119)	-	110,603
Commercial mortgage-backed securities	24,819	551	(385)	-	24,985
Other asset-backed securities	19,779	991	(6)	-	20,764
Total debt securities available for sale	1,450,040	50,663	(12,236)	-	1,488,467
Equity Securities:
Common stock	91,801	14,168	(711)	-	105,258
Total equity securities available for sale	91,801	14,168	(711)	-	105,258
Total securities available for sale	$1,541,841	$64,831	$(12,947)	$-	$1,593,725

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$24,985	$572	$(188)	$-	$25,369
Obligations of states and political subs	730,004	25,509	(20,121)	-	735,392
Corporate securities	534,913	15,529	(11,935)	-	538,507
Residential mortgage-backed securities	118,930	2,191	(4,737)	-	116,384
Commercial mortgage-backed securities	26,719	617	(868)	-	26,468
Other asset-backed securities	20,203	763	(40)	-	20,926
Total debt securities available for sale	1,455,754	45,181	(37,889)	-	1,463,046
Equity Securities:
Perpetual preferred stock	71	147	-	-	218
Common stock	95,275	14,933	(444)	-	109,764
Total equity securities available for sale	95,346	15,080	(444)	-	109,982
Total securities available for sale	$1,551,100	$60,261	$(38,333)	$-	$1,573,028

   Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Unrealized gains	$64,831	$60,261
Unrealized losses	(12,947)	(38,333)
Non-credit OTTI	-	-
Net unrealized gains	51,884	21,928
Deferred federal income tax expense	(18,160)	(7,675)
Net unrealized gains on investments, net of deferred federal income taxes	$33,724	$14,253

Net realized gains (losses including OTTI) on securities, for the three months and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Realized gains (losses):
Debt securities:
Gross realized gains	$20	$1,500	$337	$1,530
Gross realized losses	-	(162)	-	(170)
Total debt securities	20	1,338	337	1,360
Equity securities:
Gross realized gains	3,271	1,570	6,029	1,845
Gross realized losses	(3)	(1)	(4)	(10)
Total equity securities	3,268	1,569	6,025	1,835
Net realized gains	$3,288	$2,907	$6,362	$3,195

OTTI included in realized losses on securities above	$-	$-	$-	$-

Proceeds from the sales of debt and equity securities available for sale were $17.9 million and $69.7 million for the three months ended June 30, 2014 and 2013, respectively.  Proceeds from the sales of debt and equity securities available for sale were $31.1million and $76.2 million for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,444	$31,794
Due after one year through five years	531,469	557,057
Due after five years through ten years	598,509	610,326
Due after ten years	133,646	132,938
Mortgage-backed securities, collateralized obligations and asset-backed securities	154,972	156,352
	$1,450,040	$1,488,467

Net investment income for the three months and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net Investment Income Earned From:
Debt securities	$10,572	$11,016	$21,232	$21,704
Equity securities	981	930	1,847	1,550
Cash and cash equivalents	74	199	229	393
Total gross investment income	11,627	12,145	23,308	23,647
Less investment expenses	418	377	838	739
Net investment income	$11,209	$11,768	$22,470	$22,908

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

The Company reviewed its investment portfolio in relation to its OTTI policy and determined the Company did not need to record a credit related OTTI loss, nor recognize a non-credit related OTTI loss in other comprehensive income for the three months and six months ended June 30, 2014 or 2013.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	June 30, 2014
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	-	$-	$-	3	$3,407	$(110)	3	$3,407	$(110)
Obligations of states and political subs	33	105,800	(2,173)	55	174,076	(4,300)	88	279,876	(6,473)
Corporate securities	53	90,112	(1,539)	26	76,375	(1,604)	79	166,487	(3,143)
Residential mortgage-backed securities	4	29,864	(685)	9	47,676	(1,434)	13	77,540	(2,119)
Commercial mortgage-backed securities	3	5,087	(141)	2	7,826	(244)	5	12,913	(385)
Other asset-backed securities	2	4,071	(6)	-	-	-	2	4,071	(6)
Total debt securities	95	234,934	(4,544)	95	309,360	(7,692)	190	544,294	(12,236)
Equity Securities:
Common stock	21	16,159	(620)	3	1,578	(91)	24	17,737	(711)
Total equity securities	21	16,159	(620)	3	1,578	(91)	24	17,737	(711)
Total securities	116	$251,093	$(5,164)	98	$310,938	$(7,783)	214	$562,031	$(12,947)

	December 31, 2013
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	5	$6,181	$(91)	1	$903	$(97)	6	$7,084	$(188)
Obligations of states and political subs	103	285,264	(16,218)	16	43,811	(3,903)	119	329,075	(20,121)
Corporate securities	121	259,581	(10,663)	8	16,734	(1,272)	129	276,315	(11,935)
Residential mortgage-backed securities	13	72,458	(3,879)	1	8,095	(858)	14	80,553	(4,737)
Commercial mortgage-backed securities	5	12,451	(868)	-	-	-	5	12,451	(868)
Other asset-backed securities	4	8,522	(40)	-	-	-	4	8,522	(40)
Total debt securities	251	644,457	(31,759)	26	69,543	(6,130)	277	714,000	(37,889)
Equity Securities:
Perpetual preferred stock	-	-	-	-	-	-	-	-	-
Common stock	15	12,112	(444)	-			15	12,112	(444)
Total equity securities	15	12,112	(444)	-	-	-	15	12,112	(444)
Total securities	266	$656,569	$(32,203)	26	$69,543	$(6,130)	292	$726,112	$(38,333)

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

The estimated fair values of the Company’s fixed investment portfolio are based on prices provided by a third party pricing service and a third party investment manager.  The prices provided by these services are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing.  The third party pricing service and the third party investment manager provide a single price or quote per security and the Company has not historically adjusted security prices.  The Company obtains an understanding of the methods, models and inputs used by the third party pricing service and the third party investment manager, and has controls in place to validate that amounts provided represent fair values.  The Company’s control process includes, but is not limited to, an initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy.  The hierarchy level assigned to each security in the Company’s available for sale portfolio is based upon its assessment of the transparency and reliability of the inputs used in the valuation as of the measurement date. The three hierarchy levels are defined as follows:

Level 1 – Valuations that are based on unadjusted quoted prices in active markets for identical securities. The fair value of exchange-traded preferred and common equities, and mutual funds included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The fair value measurements that were based on Level 1 inputs comprise 6.6% of the fair value of the total investment portfolio.

Level 2 – Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information.  The third party pricing service monitors market indicators, as well as industry and economic events.  The Level 2 category includes corporate bonds, government and agency bonds, asset-backed, residential mortgage-backed and commercial mortgage-backed securities and municipal bonds.  The fair value measurements that were based on Level 2 inputs comprise 93.2% of the fair value of the total investment portfolio.

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

Also included in Level 3 valuation are the conversion feature within the Notes (as defined in Note 5 ~ Derivative Instruments) and the convertible senior notes hedge.  The estimated fair values of both the conversion feature and the convertible senior notes hedge are obtained from the third party financial institution counterparties valued using non-binding broker quotations and significant unobservable inputs.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of June 30, 2014 (in thousands):

		Fair Value Measurements Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Debt Securities:
U.S. Government and agencies	$25,058	$-	$25,058	$-
Obligations of states and political subs	733,598	-	733,598	-
Corporate securities	573,459	-	572,418	1,041
Residential mortgage-backed securities	110,603	-	110,603	-
Commercial mortgage-backed securities	24,985	-	24,859	126
Other asset-backed securities	20,764	-	18,273	2,491
Total debt securities available for sale	1,488,467	-	1,484,809	3,658
Equity Securities:
Common stock	105,258	105,258	-	-
Total equity securities available for sale	105,258	105,258	-	-
Total securities available for sale	$1,593,725	$105,258	$1,484,809	$3,658
Derivatives:
Derivatives - interest rate swaps	$(301)	$-	$(301)	$-
Cash conversion feature of cash convertible notes	(17,985)	-	-	(17,985)
Purchased cash convertible note hedge	17,985	-	-	17,985
Total derivatives	$(301)	$-	$(301)	$-
Total securities available for sale and derivatives	$1,593,424	$105,258	$1,484,508	$3,658

The following table presents changes in Level 3 available for sale investments and derivatives measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Balance as of December 31, 2013	$3,497

Total gains or losses (realized/unrealized):
Included in earnings	46
Included in other comprehensive income	260

Purchases	-
Issuances	-
Settlements	(145)

Transfers in and out of Level 3	-
Balance as of June 30, 2014	$3,658

There were no credit losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period.  There were no transfers between Levels 1, 2 and 3 for the three months and six months ended June 30, 2014 and 2013, respectively.

NOTE  4 – Debt

Credit Facilities

On August 29, 2012, the Company executed $130.0 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $30.0 million term loan facility and a $100.0 million revolving credit facility.

On September 19, 2013, the Company amended the Credit Facilities pursuant to a Second Amendment to Credit Agreement and Waiver (the “Amendment”).  Under the Amendment, the term loan facility continues to have a four year term and the same amortization period. As of June 30, 2014, the outstanding balance on the Company’s term loan facility was $19.5 million. The Amendment reduced available borrowing under the revolving credit facility from $100.0 million to $30.0 million with further periodic reductions to $21.0 million as of March 31, 2016. The Amendment also established an amortization schedule for the revolving credit facility beginning on September 30, 2014. The Company has $20.0 million outstanding under its revolving credit facility and $0.1 million in letters of credit as of June 30, 2014. The undrawn portion of the revolving credit facility, which was $9.9 million as of June 30, 2014, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

The principal amount outstanding under the Credit Facilities provides for interest at either the Alternative Base Rate (“ABR”) or the London interbank offered rate (“LIBOR”). ABR borrowings under the Credit Facilities will bear interest at the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBOR for a one-month period plus 1.0%, in each case, plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Facilities will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty-five basis points and thirty-seven and a half basis points, based on the Company’s consolidated leverage ratio as defined by the Credit Facilities. At June 30, 2014, the interest rate on the Company’s term loan was 2.75%, which consisted of a weighted fixed rate of 0.25%, plus an applicable margin of 2.50%, as described in Note 5 ~ Derivative Instruments. At June 30, 2014, the interest rate on the Company’s revolving credit facility was 0.25%, plus a 2.50% margin.

Additionally, under the Amendment, the financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth of $365,697,000 as of the effective date of the Amendment, with quarterly increases thereafter of the sum of (a) seventy-five percent of positive net income and (b) seventy-five percent of increases in shareholders’ equity by reason of the issuance and sale of equity interests, if any, (2) minimum Risk Based Capital Ratio for all material Insurance Company Subsidiaries of 1.75 times Company Action Level, (3) maximum permitted consolidated leverage ratio of (i) 0.375 to 1.00 at any time prior to September 30, 2014, or (ii) 0.35 to 1.00 at any time on or after September 30, 2014, (4) minimum consolidated fixed charge coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++” for all Insurance Company Subsidiaries. As of June 30, 2014, the Company was in compliance with these debt covenants.

FHLBI

During 2011, certain of the Insurance Company Subsidiaries (Star, Williamsburg and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates providing a source of liquidity. As of June 30, 2014, the Company had borrowed $30.0 million from the FHLBI after pledging as collateral residential mortgage-backed securities (“RMBS”) having a carrying value of $37.9 million, and making a FHLBI common stock investment of approximately $1.6 million. The Company has the ability to increase its borrowing capacity through purchasing additional investments in FHLBI and pledging additional securities. The Company retains all the rights regarding the collateralized RMBS.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at June 30, 2014 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.28%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.22%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.43%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.81%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.23%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.32%	10,000
					Total	$80,930

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

The following table shows the amounts recorded for the debt component of the Notes as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Outstanding principal	$100,000	$100,000
Unamortized OID	(11,019)	(11,777)
Total debt component	$88,981	$88,223

Deferred issuance costs of $3.7 million will also be amortized into interest expense over the term of the Notes.  Interest expense on the Notes, including amortization of deferred issuance costs, was $1.7 million for the three months ended June 30, 2014 and 2013.  Interest expense on the Notes, including amortization of deferred issuance costs, was $3.5 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

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

The Company received $3.0 million for the warrants sold to certain counter-parties.  The warrants have a strike price of $11.69 and will be net share settled, meaning the Company will issue a number of shares per warrant corresponding to the difference between its share price on each warrant exercise date and the exercise price.  The warrants meet the definition of derivatives under the guidance in Accounting Standards Codification (ASC) 815; however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40, the warrants have been accounted for as an adjustment to the Company’s paid-in-capital.

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at June 30, 2014

9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000
9/28/2012	8/30/2016	Term loan (1)	Three-month LIBOR	0.714%	19,500
4/29/2013	4/29/2023	Senior debentures	Three-month LIBOR, plus 4.00%	6.250%	13,000
6/30/2013	6/30/2023	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	6.340%	$10,000
8/15/2013	8/15/2023	Junior subordinated debentures (2)	Three-month LIBOR	2.180%	10,000
9/4/2013	9/4/2023	Junior subordinated debentures (2)	Three-month LIBOR	2.270%	15,000
				Total	$99,500

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

In relation to the above interest rate swaps, the net interest expense incurred for the three months ended June 30, 2014 and 2013 was approximately $0.4 million and $0.6 million, respectively.  The net interest expense incurred for the six months ended June 30, 2014 and 2013 was approximately $0.9 million and $1.3 million, respectively.

As of June 30, 2014, the total fair value of the interest rate swaps was ($0.3 million), which reflects a gross unrealized gain position of $0.7 million and a gross unrealized loss position of ($1.0 million). As of December 31, 2013, the total fair value of the interest rate swaps was $1.6 million, which reflects a gross unrealized gain position of $2.9 million and a gross unrealized loss position of ($1.3 million). At June 30, 2014 and December 31, 2013, accumulated other comprehensive income included accumulated loss on the cash flow hedge, net of taxes, of approximately ($0.2 million) and accumulated gain on the cash flow hedge, net of taxes, of approximately $1.0 million, respectively. The Company does not net the unrealized gains and losses in the financial statements.

Cash Convertible Senior Notes and Note Hedges

In order to offset the risk associated with the cash conversion feature of the Notes, the Company entered into the Note Hedges.  Both the cash conversion feature and the Note Hedges are measured at fair value with gains and losses recorded in the Company’s Consolidated Statements of Income.

At June 30, 2014, the cash conversion feature of the Notes had a fair market value of ($18.0 million) and the Note Hedges had a fair market value of $18.0 million.  At December 31, 2013, cash conversion feature of cash convertible notes had a fair market value of ($16.8 million) and the Note Hedges had a fair market value of $16.8 million.

NOTE  6 – Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to named executive officers and other members of management of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). No restricted stock awards were issued in 2012, 2013 or 2014. The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. The Company recorded approximately $14,000 and $82,000 of restricted stock awards compensation expense for the three months ended June 30, 2014 and 2013, respectively.   The Company recorded approximately $68,000 and $164,000 of restricted stock awards compensation expense for the six months ended June 30, 2014 and 2013, respectively.  The total compensation cost related to the unvested portion of the awards that have not been recognized as of June 30, 2014 and 2013 was approximately $35,000 and $270,000, respectively.  The Plan expired in 2012 so any future award will be issued out of the Company’s 2009 Equity Compensation Plan, which was previously approved by shareholders.

On February 13, 2014, and February 13, 2013, the Company issued 2,400 non-restricted stock awards to each outside member of the Board of Directors, which vested immediately. On May 16, 2014, the Company issued a 2,400 non-restricted stock award to a newly elected member of the Board of Directors, which vested immediately.  The Company recorded approximately $16,000 and $0 of non-restricted stock awards compensation expense for the three months ended June 30, 2014 and 2013, respectively.  The Company recorded approximately $136,000 and $137,000 of non-restricted stock awards compensation expense for the six months ended June 30, 2014 and 2013, respectively.

NOTE 7 – Shareholders’ Equity

At June 30, 2014, shareholders’ equity was $446.5 million, or a book value of $8.91 per common share, compared to $413.4 million, or a book value of $8.29 per common share, at December 31, 2013.

The Company’s Share Repurchase Plan expired on October 28, 2013.  For the three months and six months ended June 30, 2013, there were no share repurchases.

When evaluating the declaration of a dividend, the Company’s Board of Directors considers a variety of factors including, but not limited to, cash flow, liquidity needs, results of operations, industry conditions, and our overall financial condition.  As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from its Insurance Company Subsidiaries.  Additionally, pursuant to the Amendment (Note 4 ~ Debt) the Company cannot pay quarterly dividends in excess of the lesser of $0.02 per share or $1.25 million in the aggregate without the bank’s prior approval.

The Company paid dividends to its common shareholders of $2.0 million for each of the six months ended June 30, 2014 and 2013.

On August 1, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share.  The dividend is payable on August 29, 2014, to shareholders of record as of August 18, 2014.

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months and six months ended June 30 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$5,764	$(113,058)	$16,120	$(105,976)

Common shares:
Basic
Weighted average shares outstanding	50,091,984	49,887,200	50,034,349	49,855,716

Diluted
Weighted average shares outstanding	50,091,984	49,887,200	50,034,349	49,855,716
Dilutive effect of:
Share awards under long term incentive plan	-	-	-	-
Total	50,091,984	49,887,200	50,034,349	49,855,716

Net income (loss) per common share
Basic	$0.12	$(2.27)	$0.32	$(2.13)
Diluted	$0.12	$(2.27)	$0.32	$(2.13)

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

Pursuant to ASC 350 Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives must be tested for impairment at least once a year or more frequently if management believes indicators of impairment exist. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The performance of the test involves a two-step process.  Step One of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs Step Two to determine the amount of impairment loss. Step Two analysis involves determining the potential impairment of goodwill as the difference between the carried goodwill and the hypothetical fair value of enterprise less the fair value of the tangible net assets and less the estimation of identifiable intangible assets, such as agent relationships, licenses, trademarks and other intangibles that are not carried on the books at fair value.

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

On August 2, 2013, A.M. Best (insurance industry rating agency) downgraded Meadowbrook's issuer credit rating, as well its financial strength ratings and the issuer credit ratings of its subsidiaries after the Company reported weaker-than-anticipated second-quarter results.  Subsequent to the announcement, the Company’s stock price decreased by 10%.  These events represented a triggering event for potential goodwill impairment.  The Company completed an interim goodwill impairment evaluation as of June 30, 2013, as required under ASC 350, and determined that a goodwill impairment existed in the Specialty Insurance Operations (SIO) reporting unit, as the carrying value of the unit exceeded its fair value.  After further analysis, the Company recorded a provisional impairment adjustment of $115.4 million at June 30, 2013.  This provisional adjustment represented a full impairment of SIO’s reporting unit’s goodwill.

The carrying amount of the goodwill was $5.6 million at June 30, 2014 and December 31, 2013 and represented goodwill attributable to the Company’s Agency Operations reporting unit.  There were no triggering events in 2014 related to such goodwill.

The following summarizes the goodwill activity and beginning and ending balances for the six months ended June 30, 2014 and the year ended December 31, 2013 (in thousands):

	Agency Operations	Specialty Insurance Operations	Total

Balance as of January 1, 2013	5,644	115,397	121,041
Goodwill Impairment	-	(115,397)	(115,397)
Balance at December 31, 2013	5,644	-	5,644
Goodwill Impairment	-	-	-
Balance at June 30, 2014	5,644	-	5,644

NOTE 10 – Commitments and Contingencies

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

On September 12, 2013, the federal court granted the Company’s preliminary injunction enjoining the panel from issuing any further decisions, finding the Company would likely succeed on its underlying complaint seeking to vacate the interim final award due to the strong evidence of: (1) improper ex parte communications between the arbitrator appointed by the Reinsurer and its lawyer; (2) a breach of the arbitration provision within the Retention Buy Down Treaty, because the Reinsurer’s arbitrator and the neutral arbitrator issued two substantive orders without the knowledge or input from the Company’s arbitrator; and (3) failing to disclose to the Company certain relationships between the Reinsurer and its arbitrator.

The Reinsurer appealed the preliminary injunction. On April 9, 2014, the Sixth Circuit Court of Appeals issued an opinion and order finding the trial court did not have jurisdiction to issue its preliminary injunction enjoining the panel.  The appellate court found that the Company could challenge the fairness of the proceedings and partiality of the arbitrators after a final award was issued.

On July 25, 2014, the panel issued its final award.  The panel (by majority) awarded the reinsurer approximately $10.9 million, plus interest. The Company immediately filed a complaint in federal district court to vacate and/or modify the arbitration award(s) for the same reasons the court previously granted the Company’s request for a preliminary injunction : (1) improper ex parte communications  between the arbitrator appointed by the Reinsurer and its lawyer; (2) breach of the Retention Buy Down Treaty’s arbitration provision because the Reinsurer’s arbitrator and the neutral arbitrator issued two substantive orders without input from the Company’s arbitrator; and (3) failure to disclose to the Company certain relationships between the Reinsurer and its arbitrator.   In addition, the following additional grounds were included in the complaint: (1) financial conflict of interest on the part of the Reinsurer’s arbitrator; (2) breach of the Retention Buy Down Treaty’s arbitration provision because the Reinsurer’s arbitrator was not a “disinterested” arbitrator and was “under the control of” the Reinsurer; (3) evident partiality of the neutral arbitrator; (4) failure to consider material evidence, in accordance with Michigan law; (5) improper interpretation and re-writing of the treaty; and (6) improper award of interest and attorney fees contrary to Michigan law.  The Reinsurer may dispute the amount of the final award in the federal court action.

The Company intends to vigorously pursue its complaint to vacate the arbitration award(s).  While the Company believes it will succeed upon the merits, given the inherent uncertainty surrounding the conclusion of this proceeding, an adverse outcome in this matter could have a material impact on our results of operations or cash flows on a particular quarter or annual period. If this matter is resolved against the Company, we currently estimate the Company would suffer a loss of approximately $10.9 million, plus interest.

Securities Class Actions

In August and October 2013, two putative class action complaints were filed in the United States District Court for the Southern District of New York against the Company, Robert Cubbin and Karen Spaun.  The cases were subsequently consolidated and on April 25, 2014, the plaintiffs filed a Consolidated Amended Class Action Complaint naming the same defendants, on behalf of a putative class consisting of all persons who purchased the Company’s stock between February 17, 2009 and February 21, 2014 (the “Class Period”).  The Consolidated Amended Complaint alleges that during the purported Class Period, the defendants made materially false and misleading statements relating to the Company’s reserves and reported goodwill.  On July 7, 2014, the defendants filed a motion to dismiss the Consolidated Amended Class Action Complaint.  The Court has not yet ruled on the motion.  The Company intends to vigorously defend against these claims. The Company has not accrued any amounts for the securities class actions as the Company does not believe, based upon current information, that a loss relating to these matters is probable, and an estimate of a range of potential loss relating to these matters, cannot reasonably be made.

NOTE 11 – Accumulated Other Comprehensive Income

The Company’s comprehensive income includes net earnings plus unrealized gain or loss on available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the income statement, we used a 35 percent tax rate. The following table illustrates the amounts reclassified from accumulated other comprehensive income:

Reclassifications out of accumulated other comprehensive income: Three Months Ended June 30, 2014 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$3,253	Net realized gains
	(1,139)	Tax expense
	$2,114	Net of tax

Reclassifications out of accumulated other comprehensive income: Three Months Ended June 30, 2013 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$2,907	Net realized gains
	(1,017)	Tax expense
	$1,890	Net of tax

Reclassifications out of accumulated other comprehensive income: Six Months Ended June 30, 2014 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$6,279	Net realized gains
	(2,198)	Tax expense
	$4,081	Net of tax

Reclassifications out of accumulated other comprehensive income: Six Months Ended June 30, 2013 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$3,195	Net realized gains
	(1,118)	Tax expense
	$2,077	Net of tax

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended June 30, 2014 and 2013

Forward-Looking Statements

This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: actual loss and loss adjustment expenses exceeding our reserve estimates; competitive pressures in our business; the failure of any of the loss limitation methods we employ; a failure of additional capital to be available or only available on unfavorable terms; our geographic concentration and the business and economic conditions, natural perils, man made perils, and regulatory conditions within our most concentrated region; our ability to appropriately price the risks we underwrite; goodwill impairment risk employed as part of our growth strategy; efforts with regard to the review of strategic alternatives; actions taken by regulators, rating agencies or lenders, including the impact of the downgrade by A.M. Best of the Company’s Insurance Company Subsidiaries’ financial strength rating, the lowering of the outlook of this ratings from “stable” to “negative”, A.M. Best’s downgrade of our issuer credit rating and any other future action by A.M. Best with respect to such ratings; increased risks or reduction in the level of our underwriting commitments due to market conditions; a failure of our reinsurers to pay losses in a timely fashion, or at all; interest rate changes; continued difficult conditions in the global capital markets and the economy generally; market and credit risks affecting our investment portfolio; liquidity requirements forcing us to sell our investments; a failure to introduce new products or services to keep pace with advances in technology; the new federal financial regulatory reform; our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries; minimum capital and surplus requirements imposed on our Insurance Company Subsidiaries; acquisitions and integration of acquired businesses resulting in operating difficulties, which may prevent us from achieving the expected benefits; our reliance upon producers, which subjects us to their credit risk; loss of one of our core selected producers; our dependence on the continued services and performance of our senior management and other key personnel; our reliance on our information technology and telecommunications systems; managing technology initiatives and obtaining the efficiencies anticipated with technology implementation; a failure in our internal controls; the cyclical nature of the property and casualty insurance industry; severe weather conditions and other catastrophes; the effects of litigation, including the previously disclosed arbitration and class action litigation or any similar litigation which may be filed in the future; state regulation; and assessments imposed upon our Insurance Company Subsidiaries to provide funds for failing insurance companies.

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

Through our agency operations, we also generate commission revenue, which represents 2.6% of our total consolidated revenues. Our agencies are located in Michigan, California, Massachusetts, and Florida and produce commercial, personal lines, life and accident and health insurance which are placed primarily with unaffiliated insurance carriers. Although our agencies are a minimal source of business for our Insurance Company Subsidiaries, the agency operations remain a core strategy enabling us to balance our sources of revenue and better understand the needs of independent agents within our own insurance carrier operations.

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  The accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the United States Securities and Exchange Commission on March 5, 2014, are those that we consider to be our critical accounting estimates.  For the three and six months ended June 30, 2014, there have been no material changes in regard to any of our critical accounting estimates.

Non-GAAP Financial Measures

Statutory Surplus

Statutory surplus is a non-GAAP measure with the most directly comparable financial GAAP measure being shareholders’ equity. The following is a reconciliation of statutory surplus to shareholders’ equity:

Meadowbrook Insurance Group, Inc.
Consolidated Statutory Surplus to GAAP Shareholders' Equity
For Period Ending: June 30, 2014
(in thousands)

Statutory Consolidated Surplus		$507,700

Statutory to GAAP differences:
Deferred policy acquisition costs	64,629
Other	8,145

Total Statutory to GAAP differences		72,774

Total Non-Regulated Entities (1)		(133,947)

GAAP Consolidated Shareholders' Equity		$446,527

(1) Total includes $80,930 of debentures and $158,481 of debt

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net operating income (loss)	$3,649	$(115,090)	$12,039	$(108,213)
Net realized gains, net of tax	2,115	2,032	4,081	2,237
Net income (loss)	$5,764	$(113,058)	$16,120	$(105,976)

Diluted earnings (losses) per common share:
Net operating income (loss)	$0.07	$(2.31)	$0.24	$(2.17)
Net income (loss)	$0.12	$(2.27)	$0.32	$(2.13)
Diluted weighted average common shares outstanding	50,091,984	49,887,200	50,034,349	49,855,716

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Accident year combined ratio	103.0%	100.9%	101.7%	99.9%
Increase (decrease) in net ultimate loss estimates on prior year loss reserves	0.0%	15.1%	(0.2%)	8.7%
GAAP combined ratio	103.0%	116.0%	101.5%	108.6%

We believe the accident year combined ratio provides investors with valuable information for comparison to historical trends and current industry estimates. We also believe that it is useful for investors to evaluate the accident year combined ratio and GAAP combined ratio separately when reviewing and evaluating our performance.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE, 2014 AND 2013

Executive Overview

Our GAAP combined ratio improved by 13.0 percentage points to 103.0% in the second quarter 2014 from 116.0% for the comparable quarter in 2013. This improvement reflects the continued stabilization of reserves, improved current accident year loss experience and earned rate increases in excess of loss ratio trends.  These improvements were partially offset by the costs of using an unaffiliated “A” rated insurance company for policy issuance and the deleveraging impact of  the anticipated reduction in earned premium associated with the Company’s efforts to terminate unprofitable business.

Net operating income, a non-GAAP measure the Company defines as net income excluding after-tax realized gains and losses, was $3.6 million or $0.07 per diluted share, for the second quarter 2014 compared to net operating loss of $115.1 million, or $2.31 per diluted share, for the second quarter 2013.

The second quarter 2014 results include pre-tax favorable prior year loss reserve development of $0.1 million, or less than 0.1 percentage points of the loss and LAE ratio. The second quarter 2013 results included pre-tax unfavorable prior year loss reserve development of $26.5 million, or 15.1 percentage points of the loss and LAE ratio.  Our accident year loss and LAE ratio, a non-GAAP measure that excludes changes in net ultimate loss estimates from prior year loss reserves, was 66.8% for the second quarter of 2014 compared to  67.6% for the comparable quarter in 2013, an improvement of 0.8 percentage points.

Excluding the impact of the previously terminated multi-line quota share reinsurance treaty with Swiss Re America Corporation (“Swiss Re Treaty”), the accident year loss and LAE ratio was 66.4% for the three months ended June 30, 2014 and 2013. Second quarter 2014 results benefited from lower earned premium on terminated business (i.e., in run-off) in conjunction with the 2012 capital enhancement initiatives, which added 2.2 points to the 2013 accident year loss and LAE ratio and had only a 0.4 percentage point impact on 2014. Rate increases earned in excess of loss ratio trends during the second quarter 2014 also improved the accident year loss and LAE ratio by 4.5 points. These improvements to 2014 accident year results were offset by a slightly higher level of short tail lines claim activity in the second quarter 2014 and a higher and more conservative loss and LAE ratio selection for the 2014 accident year. This selection reflects a more conservative expected loss ratio within the standard actuarial methods and consideration of the inherent risks associated with a less mature accident year.

Gross written premium decreased $55.4 million, or 23.7%, to $178.7 million for the three months ended June 30, 2014, compared to $234.1 million in the same period in 2013.  The decline in premium, as expected, is attributable to the termination of, or the reduction of premium in certain programs for which pricing and/or underwriting risk did not meet the Company’s targets.  This decline was offset by an overall 6.2% written rate increase.

Results of Operations

Net income for the three months ended June 30, 2014, was $5.8 million, or $0.12 per dilutive share, compared to a net loss of $113.1 million, or $2.27 per dilutive share, for the comparable period of 2013.  Net operating income, a non-GAAP measure, was $3.6 million or $0.07 per diluted share, for the second quarter 2014 compared to net operating loss of $115.1 million, or $2.31 per diluted share, for the second quarter 2013.  Total diluted weighted average shares outstanding for the three months ended June 30, 2014 was 50,091,984 compared to 49,887,200 for the comparable period in 2013.  This increase reflects the impact of shares issued under our Long Term Incentive Plan.  Refer to Note 8 ~ Earnings Per Share of the Notes to the Consolidated Financial Statements, for additional information specific to the impact of our Long Term Incentive Plan.

Revenues

Revenues for the three months ended June 30, 2014 decreased $11.1 million, or 5.6%, to $187.9 million, from $199.0 million for the comparable period in 2013.  This decrease primarily reflects the planned reduction within our net earned premiums, partially offset by an increase in net commissions and fees and net realized gains.

The following table sets forth the components of revenues (in thousands):

	For the Three Months Ended June 30,
	2014	2013
Revenue:
Net earned premiums	$164,124	$175,781
Management administrative fees	3,301	2,791
Claims fees	1,631	1,674
Commission revenue	4,410	4,074
Net investment income	11,209	11,768
Net realized gains	3,253	2,869
Total revenue	$187,928	$198,957

Net earned premiums decreased $11.7 million, or 6.7%, to $164.1 million for the three months ended June 30, 2014, from $175.8 million in the comparable period in 2013. This expected decrease was primarily the result of the termination of, or reduction in certain programs in which pricing and underwriting did not meet our underwriting standards and was offset by an overall 10.3% earned rate increase, which exceeded our estimated loss trend of 1.8%.

Net commission and fee revenue increased $0.8 million, or 9.4%, to $9.3 million for the three months ended June 30, 2014, from $8.5 million for the comparable period in 2013.  This increase was driven primarily by commission revenue generated from our subsidiary US Specialty Underwriters (“USSU”) that is no longer considered intercompany revenue as the applicable polices are now written by SNIC and reinsured by our Insurance Company Subsidiaries; and therefore, the related commission revenue is no longer eliminated in consolidation.  This increase did not impact our consolidated financial results as there is a corresponding increase in the expenses from net commission and fee operations.

Net realized gains increased $0.4 million, or 13.8%, to $3.3 million for the three months ended June 30, 2014, from $2.9 million for the comparable period in 2013.

Expenses

Expenses decreased $149.0 million from $330.6 million for the three months ended June 30, 2013 to $181.6 million for the three months ended June 30, 2014.  The decrease primarily is attributed to the $115.4 million goodwill impairment and $26.5 million unfavorable development on prior years which was recorded during the second quarter of 2013.

The following table sets forth the components of expenses (in thousands):

	For the Three Months Ended June 30,
	2014	2013
Expense:
Net losses and loss adjustment expenses	$109,660	$145,371
Policy acquisition and other underwriting expenses	59,358	58,450
General selling & administrative expenses	6,752	5,901
General corporate expenses	1,415	760
Amortization expense	961	1,038
Goodwill impairment expense	-	115,397
Interest expense	3,472	3,653
Total expenses	$181,618	$330,570

Net loss and loss adjustment expenses (“LAE”) decreased $35.7 million, to $109.7 million for the three months ended June 30, 2014, from $145.4 million for the same period in 2013.  Our loss and LAE ratio was 66.8% for the three months ended June 30, 2014 and 82.7% for the three months ended June 30, 2013; an improvement of 15.9 percentage points.  The loss and LAE ratio for the second quarter of 2014 includes pre-tax favorable prior year loss reserve development of $0.1 million, or less than 0.1 percentage points of the loss and LAE ratio. The second quarter 2013 results included pre-tax unfavorable prior year loss reserve development of $26.5 million, or 15.1 percentage points of the loss and LAE ratio.  The accident year loss and LAE ratio was 66.8% for the three months ended June 30, 2014 down from 67.6% in the comparable period in 2013; an improvement of 0.8 percentage points. Additional discussion of our quarterly reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $0.9 million, to $59.4 million for the three months ended June 30, 2014 from $58.5 million for the same period in 2013. Our expense ratio increased 2.9% to 36.2% for the second quarter 2014 from 33.3% for the second quarter 2013.  This increase primarily reflects the cost associated with the use of an unaffiliated “A” rated insurance company for policy issuance and the deleveraging fixed costs in relation to the decrease in earned premium noted above. The increase also reflects a shift in the mix of business in 2014.

The federal effective rate on operating income was 1.4% for the second quarter of 2014 compared to 16.4% in 2013.  These rates include adjustments to an annual operating effective tax rate.  The expected annual operating tax rate primarily excludes discrete charges related to the arbitration allowance and the goodwill impairment charge taken during the second quarter of 2013.  The second quarter 2014 results included pre-tax net operating income of $3.1 million compared to a pre-tax net operating loss of $134.5 million for the second quarter 2013.  The lower tax rate in 2014 reflects net investment income pre-tax profit (which is taxed at a lower rate due to tax exempt municipal bonds income) being partially offset by a pre-tax loss from corporate expenses and underwriting results.  The 2013 rate primarily reflects a tax benefit due to the pre-tax net operating loss.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE, 2014 AND 2013

Executive Overview

Our GAAP combined ratio improved by 7.1 percentage points to 101.5% for the six months ended June 30, 2014 from 108.6% for the comparable period in 2013. This improvement reflects the continued stabilization of reserves, improved current accident year loss experience and earned rate increases in excess of loss ratio trends.  These improvements were partially offset by the costs of using an unaffiliated “A” rated insurance company for policy issuance, the deleveraging impact of  the anticipated reduction in earned premium associated with the Company’s efforts to terminate unprofitable business and the one-time expenses associated with the first quarter 2014 restructuring.

Net operating income, a non-GAAP measure the Company defines as net income excluding after-tax realized gains and losses, was $12.0 million or $0.24 per diluted share, for the six months ended June 30, 2014 compared to net operating loss of $108.2 million, or $2.17 per diluted share, for six months ended June 30, 2013.

The results for the six months ended June 30, 2014 include favorable prior year loss reserve development of $0.8 million, or less than 0.2 percentage points of the loss and LAE ratio. The results for the six months ended June 30, 2013 included pre-tax unfavorable prior year loss reserve development of $30.1 million, or 8.7 percentage points of the loss and LAE ratio.  Our accident year loss and LAE ratio, a non-GAAP measure that excludes changes in net ultimate loss estimates from prior year loss reserves, was 65.4% for the six months ended June 30, 2014 compared to  68.4% for the comparable period in 2013, an improvement of 3.0 percentage points.

Excluding the impact of the previously terminated multi-line quota share reinsurance treaty with Swiss Re America Corporation (“Swiss Re Treaty”), the accident year loss and LAE ratio was 64.5% for the six months ended June 30, 2014 and 66.2% for the six months ended June 30, 2013. The 2014 results benefited from the decrease in premium from business terminated in conjunction with the 2012 capital enhancement initiatives, which added 2.5 points to the 2013 accident year loss and LAE ratio and had only a 0.3 percentage point impact on 2014. Rate increases earned in excess of loss ratio trends during 2014 also benefited the current accident year loss and LAE ratio by 4.5 points. These improvements to the 2014 accident year loss ratio were offset by a higher level of short tail lines claim activity in the second quarter 2014 and a higher and more conservative accident loss and LAE ratio selection for the 2014 accident year. This selection reflects a more conservative expected loss ratio within the standard actuarial methods and consideration of the inherent risks associated with a less mature accident year.

Gross written premium decreased $121.4 million, or 24.2%, to $380.4 million for the six months ended June 30, 2014, compared to $501.8 million in the same period in 2013.  This decrease is attributable to the termination of, or the reduction of premium in certain programs for which pricing and/or underwriting risk did not meet the Company’s targets and was offset by an overall year to date 6.2% written rate increase.

Results of Operations

Net income for the six months ended June 30, 2014, was $16.1 million, or $0.32 per dilutive share, compared to a net loss of $106.0 million, or $2.13 per dilutive share, for the comparable period of 2013.  Net operating income, a non-GAAP measure, was $12.0 million or $0.24 per diluted share, for the six months ended June 30, 2014 compared to net operating loss of $108.2 million, or $2.17 per diluted share, for the comparable period in 2013.  Total diluted weighted average shares outstanding for the six months ended June 30, 2014 was 50,034,349 compared to 49,855,716 for the comparable period in 2013.  This increase reflects the impact of shares issued under our Long Term Incentive Plan.  Refer to Note 8 ~ Earnings Per Share of the Notes to the Consolidated Financial Statements, for additional information specific to the impact of our Long Term Incentive Plan.

Revenues

Revenues for the six months ended June 30, 2014 decreased $13.8 million, or 3.5%, to $376.8 million, from $390.6 million for the comparable period in 2013.  This decrease primarily reflects the expected reduction within our net earned premiums, partially offset by an increase in net commissions and fees and net realized gains.

The following table sets forth the components of revenues (in thousands):

	For the Six Months Ended June 30,
	2014	2013
Revenue:
Net earned premiums	$326,662	$346,369
Management administrative fees	8,439	6,158
Claims fees	3,298	3,416
Commission revenue	9,652	8,599
Net investment income	22,470	22,908
Net realized gains	6,279	3,185
Total revenue	$376,800	$390,635

Net earned premiums decreased $19.7 million, or 5.7%, to $326.7 million for the six months ended June 30, 2014, from $346.4 million in the comparable period in 2013. This expected decrease was primarily the result of the termination of, or reduction in, certain programs in which pricing and underwriting did not meet our underwriting standards and was offset by an overall 10.3% earned rate increase, which exceeded our estimated loss trend of 1.8%.

Net commission and fee revenue increased $3.2 million, or 17.6%, to $21.4 million for the six months ended June 30, 2014, from $18.2 million for the comparable period in 2013.  This increase was driven primarily by commission revenue generated from our subsidiary US Specialty Underwriters (“USSU”) that is no longer considered intercompany revenue as the applicable polices are now written by SNIC and reinsured by our Insurance Company Subsidiaries; and therefore, the related commission revenue is no longer eliminated in consolidation.  This increase did not impact our consolidated financial results as there is a corresponding increase in the expenses from net commission and fee operations.

Net realized gains increased $3.1 million to $6.3 million for the six months ended June 30, 2014, from $3.2 million for the comparable period in 2013 primarily due to the rebalancing of the equity portfolio in accordance with the Company’s investment policy.

Expenses

Expenses decreased $155.2 million from $513.8 million for the six months ended June 30, 2013 to $358.6 million for the six months ended June 30, 2014.  The decrease primarily is attributed to the $115.4 million goodwill impairment and $30.1 million of unfavorable development on prior years that was recorded during the six months ended June 30, 2013.

The following table sets forth the components of expenses (in thousands):

	For the Three Months Ended June 30,
	2014	2013
Expense:
Net losses and loss adjustment expenses	$212,850	$267,187
Policy acquisition and other underwriting expenses	118,557	109,055
General selling & administrative expenses	15,247	11,924
General corporate expenses	3,048	2,276
Amortization expense	1,948	2,109
Goodwill impairment expense	-	115,397
Interest expense	6,934	5,850
Total expenses	$358,584	$513,798

Net loss and loss adjustment expenses (“LAE”) decreased $54.2 million, to $212.9 million for the six months ended June 30, 2014, from $267.1 million for the same period in 2013.  Our loss and LAE ratio was 65.2% for the six months ended June 30, 2014 and 77.1% for the six months ended June 30, 2013; an improvement of 11.9 percentage points.  The loss and LAE ratio for the six months ended 2014 includes pre-tax favorable prior year loss reserve development of $0.8 million, or 0.2 percentage points of the loss and LAE ratio. The results for the six months ended June 30, 2013 included pre-tax unfavorable prior year loss reserve development of $30.1 million, or 8.7 percentage points of the loss and LAE ratio.  The accident year loss and LAE ratio was 65.4% for the six months ended June 30, 2014 down from 68.4% in the comparable period in 2013; an improvement of 3.0 percentage points. Additional discussion of our quarterly reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $9.5 million, to $118.6 million for the six months ended June 30, 2014 from $109.1 million for the same period in 2013. Our expense ratio increased 4.8% to 36.3% for the six months ended June 30, 2014 from 31.5% for the comparable period in 2013.  This increase primarily reflects the cost associated with the use of an unaffiliated “A” rated insurance company for policy issuance and deleveraging fixed costs in relation to the decrease in earned premium noted above. In addition, one-time restructuring charges added 0.5 percentage points, with the remainder of the difference relating to a shift in the mix of business in 2014 as compared to prior year and the impact of the elimination of the Swiss Re quota share agreement.

The federal effective rate on operating income was 14.8% for the six months ended June 30, 2014 compared to 4.8% for the comparable period in 2013.  These rates include adjustments to an annual operating effective tax rate.  The expected annual operating tax rate primarily excludes discrete charges related to the arbitration allowance and the goodwill impairment charge taken during the second quarter of 2013.  The results for the six months ended June 30, 2014 included pre-tax net operating income of $11.9 million compared to a pre-tax net operating loss of $126.4 million for the six months ended June 30, 2013.  The higher tax rate in 2014 reflects net investment income pre-tax profit (which is taxed at a lower rate due to tax exempt municipal bonds income) being partially offset by a pre-tax loss from corporate expenses and underwriting results.  The 2013 rate primarily reflects a tax benefit due to the pre-tax operating loss.

Other Items

Equity earnings of affiliated, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holdings, LLC (“MFH”), for $14.8 million in cash.  We are not required to consolidate this investment because we are not the primary beneficiary of the business, nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star recognizes 28.5% of the profits and losses as a result of this equity interest ownership.  We recognized equity earnings, net of tax, from MFH of $1.1 million, or $0.02 per dilutive share, for the six months ended June 30, 2014, compared to $1.0 million, or $0.02 per dilutive share, for the comparable period of 2013. We received dividends from MFH for the six months ended June 30, 2014 and 2013, of $2.5 million and $1.4 million, respectively.

In November 2012, our subsidiary, Century Surety Company, committed to a $10.0 million strategic equity investment in Aquiline Financial Services Fund II L.P. As of June 30, 2014, approximately $6.6 million of the commitment had been satisfied with $3.4 million of unfunded commitment remaining. Our ownership interest is approximately 1.3% of the fund, which we are accounting for under the equity method of accounting. Century Surety Company will recognize 1.3% of the Fund’s profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from the Aquiline Financial Services Fund II L.P. of $0.8 million, or $0.02 per dilutive share and $0.6 million, or $0.01 per dilutive share, for the six months ended June 30, 2014 and 2013, respectively.

Reserves

The reserve stability for the six months ended June 30, 2014 was the result of underwriting and pricing improvements that we have implemented to date, as well as our prior efforts to stabilize key segments of the Company’s loss reserves. Workers’ compensation reserves developed favorably in the quarter, led by the California-dominated business segments for which substantial rate and underwriting improvements have been enacted over the last few years.  The 2013 accident year reserves showed favorable signs as the accident year continues to mature reflecting the effectiveness of rate changes, underwriting improvements and termination of underperforming blocks of business since 2012.  The 2014 accident year reserve indications show additional improvement beyond the 2013 accident year.  Reserves on terminated business remained stable in the quarter.

At June 30, 2014, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $1.1 billion. We established a reasonable range of reserves of approximately $969.7 million to $1.2 billion. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$435,753	$507,042	$471,365
Residual Markets	23,376	25,890	25,136
Commercial Multiple Peril / General Liability	381,910	526,826	454,284
Commercial Automobile	98,969	116,181	107,608
Other	29,718	33,568	31,593
Total Net Reserves	$969,726	$1,209,507	$1,089,986

Reserves are reviewed and established by our internal actuaries for adequacy and peer reviewed annually by our third-party actuaries. When reviewing reserves, we analyze historical data and estimate the impact of numerous factors such as (1) per claim information; (2) industry and our historical loss experience; (3) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (4) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.  There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key methods remained consistent for the six months ended June 30, 2014, and the year ended December 31, 2013. We reviewed the key assumptions that underlie the actuarial standard methods and made the appropriate adjustments to reflect the emergence of claim activity.

For the six months ended June 30, 2014, we reported a decrease in net ultimate loss estimates for accident years 2013 and prior of $0.8 million, or 0.1% of $1.1 billion of beginning net loss and LAE reserves at January 1, 2014. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2014 that differed from the projected activity. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2013	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at June 30, 2014

Workers' Compensation	$477,413	$95,650	$(8,283)	$87,367	$8,931	$84,484	$93,415	$471,365
Residual Markets	22,577	7,442	(1,005)	6,437	959	2,919	3,878	25,136
Commercial Multiple Peril / General Liability	459,950	56,838	7,065	63,903	2,243	67,326	69,569	454,284
Commercial Automobile	118,375	26,730	885	27,615	6,603	31,779	38,382	107,608
Other	32,775	26,953	575	27,528	11,842	16,868	28,710	31,593
Net Reserves	1,111,090	$213,613	$(763)	$212,850	$30,578	$203,376	$233,954	1,089,986
Reinsurance Recoverable	505,431							525,149
Consolidated	$1,616,521							$1,615,135

The following table shows the re-estimated December 31, 2013 held reserves by line as of June 30, 2014 (in thousands):

Line of Business	Reserves at December 31, 2013	Re-estimated Reserves for December 31, 2013 at June 30, 2014	Development as a percentage of prior year reserves

Workers' Compensation	$477,413	$469,130	-1.7%
Commercial Multiple Peril / General Liability	459,950	467,015	1.5%
Commercial Automobile	118,375	119,260	0.7%
Other	32,775	33,350	1.8%
Sub-total	1,088,513	1,088,755	0.0%
Residual Markets	22,577	21,572	-4.5%
Total Net Reserves	$1,111,090	$1,110,327	-0.1%

Workers’ Compensation Excluding Residual Markets

The net ultimate loss estimates for accident years 2013 and prior in the workers' compensation line of business decreased $8.3 million, or 1.7%. This decrease was led by the California-dominated business segments for which, as noted earlier, substantial rate and underwriting improvements have been enacted over the last few years.

Commercial Multiple Peril / General Liability

The net ultimate loss estimates for accident years 2013 and prior in the commercial multi-peril/general liability line of business increased $7.1 million, or 1.5%. The increase was driven by the 2009-2012 accident years.  Accident year 2011 has the highest loss & ALAE ratio of that group peaking at 65%.  Accident year 2013, is below a 58% loss & ALAE ratio and accident year 2014 is even lower.  The improvement in the recent accident year loss ratios reflects the rate increase, underwriting actions, and termination of unprofitable business undertaken since 2012.

Commercial Automobile

The $0.9 million increase, or 0.7%, in net ultimate loss estimates for the commercial automobile line of business was primarily driven by the 2009-2012 accident years mostly on business in a terminated transportation program.  This was partially offset by modest improvement in the 2013 accident year.

Other

The $0.6 million increase, or 1.6%, in net ultimate loss estimates in other lines of business is primarily from an increase in accident year 2012 related to a surety program.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the ordinary dividend available that can be paid from the Insurance Company Subsidiaries during 2014 is $48.8 million without prior regulatory approval. Of this $48.8 million, no ordinary dividends have been declared and paid as of June 30, 2014. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $140.6 million of extraordinary dividends in 2014, subject to prior regulatory approval. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and A.M. Best’s Capital Adequacy Ratio. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. There were no ordinary dividends paid from our Insurance Company Subsidiaries to our holding company for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 1.6 to 1.0 and 1.2 to 1.0, respectively.

Additionally, pursuant to the Amendment (Note 4 ~ Debt) the Company cannot pay quarterly dividends to shareholders in excess of the lesser of $0.02 per share or $1.25 million in the aggregate without the bank’s prior approval.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees.  These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $6.1 million for the six months ended June 30, 2014.

We have a revolving credit facility of $30.0 million. As of June 30, 2014, we had an outstanding balance of $20.0 million under our revolving credit facility and $0.1 million in letters of credit issued.  The undrawn portion of the revolving credit facility, which was $9.9 million as of June 30, 2014, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Because of our Insurance Company Subsidiaries’ membership in the FHLBI, we have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity.  As of June 30, 2014, we had borrowed $30.0 million from the FHLBI. The proceeds were used to fund purchases of high quality bonds with maturities that match the maturity of the FHLBI credit facility. Due to the low cost of the FHLBI funding, we expect to generate returns in excess of its cost of borrowing under this strategy. We have the ability to increase our borrowing capacity through additional investments in FHLBI and pledging additional securities. As of December 31, 2013, we had $30.0 million of borrowings outstanding from the FHLBI.

Cash used in operations was $6.6 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

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

Investment Portfolio

As of June 30, 2014 and December 31, 2013, the recorded value of our investment portfolio, including cash and cash equivalents, was $1.7 billion and the Company has the ability and intent to hold underwater debt securities to maturity and underwater equity securities for a sufficient period of time to allow for a recovery of the cost of the security in value.

In general, we believe our overall investment portfolio is conservatively invested.  The effective duration of the investment portfolio at June 30, 2014, is 4.7 years, compared to 5.2 years at June 30, 2013.  Our pre-tax book yield, excluding cash and cash equivalents, was 2.9%, compared to 3.3% in 2013.  The tax equivalent yield, excluding cash and cash equivalents was 3.6%, compared to 3.8% in 2013.  Approximately 99.8% of our fixed income investment portfolio is investment grade.

Refer to Note 2 ~ Investments of the Notes to the Consolidated Financial Statements, for additional information specific to our investment portfolio.

Shareholders’ Equity

Refer to Note 7 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commitments

On March 18, 2013, the Company issued $100.0 million of 5.0% cash convertible senior notes, which mature on March 15, 2020.  As a result of the issuance of the cash convertible notes, as of June 30, 2014, the total debt (including debentures) of the Company and its non-regulated subsidiaries was $209.4 million, and the payments due in more than five years increased to $180.9 million.  For additional information regarding the cash convertible notes, refer to Note 4 ~ Debt of the Notes to the Consolidated Financial Statements.

For the three months ended June 30, 2014, there were no other material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of June 30, 2014.  Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest Rate Risk

Interest rate risk is managed within the context of an asset and liability management strategy for which the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus.  The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years.  At June 30, 2014, our fixed income portfolio had an effective duration of 4.7 years, compared to 5.0 years at December 31, 2013.

At June 30, 2014, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.6 billion.  Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in high dividend equities, these investments comprise 7.0% of our investment portfolio.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,553,574	$1,488,466	$1,419,806
Yield to Maturity or Call	1.3%	2.1%	3.1%
Effective Duration	4.6	4.7	4.7

 The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates.  Thus, our interest expense on these debentures is directly correlated to market interest rates.  At June 30, 2014 and December 31, 2013, we had outstanding debentures of $80.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates.  Thus, our interest expense on our term loan is directly correlated to market interest rates.  At June 30, 2014, we had an outstanding balance on our term loan of $19.5 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $195,000.  At December 31, 2013 we had an outstanding balance on our term loan of $22.5 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $225,000.

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

In addition, our revolving line of credit under which we can borrow up to $30.0 million is subject to variable interest rates.  Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates.  At June 30, 2014 and December 31, 2013, we had a $20.0 million outstanding balance on our line of credit. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $200,000.  In addition, at June 30, 2014 the letter of credit was $145,000.

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

As of June 30, 2014, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended June 30, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 10 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2014, which is hereby incorporated by reference.

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

Dated: August 8, 2014