Form 10-Q
period 2014-09-30
MEADOWBROOK INSURANCE GROUP INC
filed 2014-11-10
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on November 3, 2014, was 50,093,690.

PART I – FINANCIAL INFORMATION

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30,

	2014	2013
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$200,822	$260,273
Ceded	(39,073)	(79,217)
Net earned premiums	161,749	181,056
Net commissions and fees	11,960	10,458
Net investment income	11,087	11,695
Realized gains:
Total other-than-temporary impairments on securities	-	-
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	-
Net realized gains excluding other-than-temporary impairments on securities	2,973	675
Net realized gains	2,973	675
Total revenues	187,769	203,884

Expenses
Losses and loss adjustment expenses	141,753	197,314
Reinsurance recoveries	(35,095)	(65,067)
Net losses and loss adjustment expenses	106,658	132,247
Policy acquisition and other underwriting expenses	60,816	54,228
General, selling and administrative expenses	9,949	7,026
General corporate expenses	1,372	1,025
Amortization expense	1,011	1,037
Interest expense	3,506	3,581
Total expenses	183,312	199,144
Income before taxes and equity earnings	4,457	4,740
Federal and state income tax expense	445	356
Equity earnings of affiliates, net of tax	953	1,164
Equity earnings of unconsolidated subsidiaries, net of tax	2	(32)
Net income	$4,967	$5,516

Earnings Per Share
Basic	$0.09	$0.11
Diluted	$0.09	$0.11

Weighted average number of common shares
Basic	50,092,755	49,887,200
Diluted	50,092,755	49,933,540

Dividends paid per common share	$0.02	$0.02

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30,

	2014	2013
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$630,275	$789,468
Ceded	(141,864)	(262,043)
Net earned premiums	488,411	527,425
Net commissions and fees	33,349	28,631
Net investment income	33,557	34,603
Realized gains:
Total other-than-temporary impairments on securities	-	-
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	-
Net realized gains excluding other-than-temporary impairments on securities	9,252	3,860
Net realized gains	9,252	3,860
Total revenues	564,569	594,519

Expenses
Losses and loss adjustment expenses	423,991	590,095
Reinsurance recoveries	(104,483)	(190,661)
Net losses and loss adjustment expenses	319,508	399,434
Policy acquisition and other underwriting expenses	179,373	163,283
General, selling and administrative expenses	25,196	18,950
General corporate expenses	4,420	3,301
Amortization expense	2,959	3,146
Goodwill impairment expense	-	115,397
Interest expense	10,440	9,431
Total expenses	541,896	712,942
Income (loss) before taxes and equity earnings	22,673	(118,423)
Federal and state income tax expense (benefit)	4,474	(15,412)
Equity earnings of affiliates, net of tax	2,870	2,547
Equity earnings of unconsolidated subsidiaries, net of tax	18	4
Net income (loss)	$21,087	$(100,460)

Earnings (Losses) Per Share
Basic	$0.42	$(2.01)
Diluted	$0.42	$(2.01)

Weighted average number of common shares
Basic	50,054,031	49,866,326
Diluted	50,054,031	49,866,326

Dividends paid per common share	$0.06	$0.06

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30,

	2014	2013
	(Unaudited)
	(In thousands)
Net income	$4,967	$5,516
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities	(932)	3,243
Unrealized gains (losses) in affiliates and unconsolidated subsidiaries	41	(316)
Increase on non-credit other-than-temporary impairments on securities	-	-
Net deferred derivative gains - hedging activity	232	140
Less reclassification adjustment for investment gains included in net income	(1,933)	(457)
Other comprehensive (losses) gains, net of tax	(2,592)	2,610
Comprehensive income	$2,375	$8,126

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30,

	2014	2013
	(Unaudited)
	(In thousands)
Net income (loss)	$21,087	$(100,460)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	22,819	(32,026)
Unrealized gains (losses) in affiliates and unconsolidated subsidiaries	159	(254)
Increase on non-credit other-than-temporary impairments on securities	-	-
Net deferred derivative (losses) gains - hedging activity	(973)	3,178
Less reclassification adjustment for investment gains included in net income	(6,014)	(2,534)
Other comprehensive gains (losses), net of tax	15,991	(31,636)
Comprehensive income (loss)	$37,078	$(132,096)

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,445,409 and $1,455,754 in 2014 and 2013, respectively)	$1,480,162	$1,463,046
Equity securities available for sale, at fair value (cost of $94,158 and $95,346 in 2014 and 2013, respectively)	106,870	109,982
Cash and cash equivalents	106,084	94,776
Accrued investment income	14,759	14,266
Premiums and agent balances receivable (net allowance of $5,410 and $5,094 in 2014 and 2013 respectively)	188,995	214,144
Reinsurance recoverable on:
Paid losses	8,358	14,453
Unpaid losses	537,879	505,431
Prepaid reinsurance premiums	34,620	63,908
Deferred policy acquisition costs	65,128	62,773
Deferred income taxes, net	28,520	41,435
Goodwill	6,857	5,644
Other intangible assets	22,911	24,509
Other assets	138,290	147,475
Total assets	$2,739,433	$2,761,842

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,616,674	$1,616,521
Unearned premiums	302,569	354,367
Debt	152,373	160,723
Debentures	80,930	80,930
Accounts payable and accrued expenses	42,246	29,712
Funds held and reinsurance balances payable	29,857	29,320
Payable to insurance companies	41,832	45,625
Other liabilities	24,848	31,231
Total liabilities	2,291,329	2,348,429

Shareholders' Equity
Common stock, $0.01 par value; authorized 75,000,000 shares; 50,093,690 and 49,887,200 shares issued and outstanding	501	499
Additional paid-in capital	277,007	276,410
Retained earnings	138,976	120,894
Note receivable from officer	(690)	(709)
Accumulated other comprehensive income	32,310	16,319
Total shareholders' equity	448,104	413,413
Total liabilities and shareholders' equity	$2,739,433	$2,761,842

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid- In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited, In thousands)
Balances December 31, 2013	$499	$276,410	$120,894	$(709)	$16,319	$413,413
Net income	-	-	21,087	-	-	21,087
Dividends declared	-	-	(3,005)	-	-	(3,005)
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	16,600	16,600
Change in valuation allowance on deferred tax assets	-	-	-	-	205	205
Net deferred derivative loss - hedging activity	-	-	-	-	(973)	(973)
Stock award, net of tax	2	92	-	-	-	94
Long term incentive plan; stock award for 2013 and 2014 plan years	-	505	-	-	-	505
Change in investment of affiliates, net of tax	-	-	-	-	174	174
Change in investment of unconsolidated subsidiaries	-	-	-	-	(15)	(15)
Note receivable from officer	-	-	-	19	-	19
Balances September 30, 2014	$501	$277,007	$138,976	$(690)	$32,310	$448,104

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

	2014	2013
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$21,087	$(100,460)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of other intangible assets	2,959	3,146
Amortization of deferred debenture issuance costs	-	73
Impairment of goodwill	-	115,397
Depreciation of furniture, equipment, and building	3,217	3,479
Net amortization of discount and premiums on bonds	9,685	8,453
Accretion of issued debt/original issue discount	1,149	784
Amortization of capitalized convertible note fees	327	223
Gain on sale of investments	(9,159)	(3,898)
Gain on sale of fixed assets	(231)	(66)
Long-term incentive plan expense	538	324
Stock award	118	274
Equity earnings of affiliates, net of taxes	(2,870)	(2,547)
Equity earnings of unconsolidated subsidiaries, net of tax	(18)	(4)
Deferred income tax expense (benefit)	4,612	(7,870)
Write-off of book of business	52	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agent balances receivable	25,208	(16,679)
Reinsurance recoverable on paid and unpaid losses	(26,353)	(108,321)
Prepaid reinsurance premiums	29,288	50,493
Deferred policy acquisition costs	(2,355)	(14,815)
Other assets	8,406	(24,147)
Increase (decrease) in:
Losses and loss adjustment expenses	153	123,411
Unearned premiums	(51,798)	(30,690)
Payable to insurance companies	(3,793)	26,099
Funds held and reinsurance balances payable	537	(11,845)
Other liabilities	(7,600)	8,122
Total adjustments	(17,928)	119,396
Net cash provided by operating activities	3,159	18,936
Cash Flows From Investing Activities
Purchase of debt securities available for sale	(63,765)	(400,212)
Proceeds from sales and maturities of debt securities available for sale	77,450	145,606
Purchase of equity securities available for sale	(27,619)	(98,385)
Proceeds from sales of equity securities available for sale	37,157	18,285
Capital expenditures	(1,316)	(1,363)
Other investing activities	6	(680)
Net cash provided by (used in) investing activities	21,913	(336,749)
Cash Flows From Financing Activities
Payments on term loan and revolving credit facility	(9,500)	(4,500)
Proceeds from convertible senior notes	-	96,324
Payments for convertible senior notes hedge	-	(12,942)
Proceeds from issuance of warrants	-	3,023
Book overdrafts	(1,278)	188
Dividends paid on common stock	(3,005)	(2,993)
Other financing activities	19	22
Net cash (used in) provided by financing activities	(13,764)	79,122
Net increase (decrease) in cash and cash equivalents	11,308	(238,691)
Cash and cash equivalents, beginning of period	94,776	342,124
Cash and cash equivalents, end of period	$106,084	$103,433
Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,077	$8,092
Net income taxes (rececived) paid (1)	$(5,136)	$1,165
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock-based employee compensation	$118	$274

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period.  Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates.  Actual results could differ from those estimates.  The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the fiscal year ended December 31, 2013.

Revenue Recognition

Premiums written, which include direct, assumed and ceded amounts, are recognized as earned on a pro rata basis over the life of the policy term. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force. Provisions for unearned premiums on reinsurance assumed from others are made on the basis of ceding reports when received and actuarial estimates.

Assumed premium estimates include business where the company accepts a portion of the risk from a ceding carrier as well as the mandatory assumed pool business from the National Council on Compensation Insurance (“NCCI”), or residual market business.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective July 1, 2013, the Insurance Company Subsidiaries entered into an agreement with State National Insurance Company, National Specialty Insurance Company and United Specialty Insurance Company (collectively, “SNIC”), whereby certain business from our Insurance Company Subsidiaries is written directly with SNIC and 100% assumed collectively by our Insurance Company Subsidiaries.  Our Insurance Company Subsidiaries pay SNIC a 5.5% policy issuance fee, which is reflected as assumed commission expense on the applicable Insurance Company Subsidiaries’ financial statements. For the three months and nine months ended September 30, 2014, our Insurance Company Subsidiaries collectively assumed $79.3 million and $214.4 million, respectively, in gross written premium from SNIC.  The impact of the SNIC policy issuance fee on the Company’s expense ratio was 2.3% and 2.2% for the three months and nine months ended September 30, 2014, respectively.

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

Income Taxes

As of September 30, 2014 and December 31, 2013, the Company did not have any unrecognized tax benefits.  As of September 30, 2014 and December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Investments

The cost or amortized cost, gross unrealized gains, losses, non-credit other-than-temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$24,442	$503	$(118)	$-	$24,827
Obligations of states and political subs	703,170	27,283	(3,838)	-	726,615
Corporate securities	571,926	15,343	(4,367)	-	582,902
Residential mortgage-backed securities	104,563	1,887	(2,384)	-	104,066
Commercial mortgage-backed securities	21,592	318	(429)	-	21,481
Other asset-backed securities	19,716	567	(12)	-	20,271
Total debt securities available for sale	1,445,409	45,901	(11,148)	-	1,480,162
Equity Securities:
Common stock	94,158	14,033	(1,321)	-	106,870
Total equity securities available for sale	94,158	14,033	(1,321)	-	106,870
Total securities available for sale	$1,539,567	$59,934	$(12,469)	$-	$1,587,032

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$24,985	$572	$(188)	$-	$25,369
Obligations of states and political subs	730,004	25,509	(20,121)	-	735,392
Corporate securities	534,913	15,529	(11,935)	-	538,507
Residential mortgage-backed securities	118,930	2,191	(4,737)	-	116,384
Commercial mortgage-backed securities	26,719	617	(868)	-	26,468
Other asset-backed securities	20,203	763	(40)	-	20,926
Total debt securities available for sale	1,455,754	45,181	(37,889)	-	1,463,046
Equity Securities:
Perpetual preferred stock	71	147	-	-	218
Common stock	95,275	14,933	(444)	-	109,764
Total equity securities available for sale	95,346	15,080	(444)	-	109,982
Total securities available for sale	$1,551,100	$60,261	$(38,333)	$-	$1,573,028

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Unrealized gains	$59,934	$60,261
Unrealized losses	(12,469)	(38,333)
Non-credit OTTI	-	-
Net unrealized gains	47,465	21,928
Deferred federal income tax expense	(16,612)	(7,675)
Net unrealized gains on investments, net of deferred federal income taxes	$30,853	$14,253

Net realized gains (losses including OTTI) on securities, for the three months and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Realized gains (losses):
Debt securities:
Gross realized gains	$857	$87	$1,193	$1,617
Gross realized losses	(383)	(40)	(383)	(211)
Total debt securities	474	47	810	1,406
Equity securities:
Gross realized gains	2,328	656	8,357	2,502
Gross realized losses	(4)	-	(8)	(10)
Total equity securities	2,324	656	8,349	2,492
Net realized gains	$2,798	$703	$9,159	$3,898

OTTI included in realized losses on securities above	$-	$-	$-	$-

Proceeds from the sales of debt and equity securities available for sale were $31.8 million and $12.8 million for the three months ended September 30, 2014 and 2013, respectively.  Proceeds from the sales of debt and equity securities available for sale were $62.9 million and $88.9 million for the nine months ended September 30, 2014 and 2013, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2014, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$41,384	$41,962
Due after one year through five years	535,460	558,383
Due after five years through ten years	601,630	611,530
Due after ten years	121,064	122,469
Mortgage-backed securities, collateralized obligations and asset-backed securities	145,871	145,818
	$1,445,409	$1,480,162

Net investment income for the three months and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net Investment Income Earned From:
Debt securities	$10,515	$10,888	$31,746	$32,593
Equity securities	811	1,043	2,658	2,593
Cash and cash equivalents	171	165	400	558
Total gross investment income	11,497	12,096	34,804	35,744
Less investment expenses	410	401	1,247	1,141
Net investment income	$11,087	$11,695	$33,557	$34,603

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

For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery of the cost of the security in value, the Company concludes that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding charge to realized loss within the Consolidated Statements of Income. When assessing the Company’s ability and intent to hold the equity security to recovery of the cost of the security, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security, and the cause of decline, as well as a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

The Company reviewed its investment portfolio in relation to its OTTI policy and determined the Company did not need to record a credit related OTTI loss, nor recognize a non-credit related OTTI loss in other comprehensive income for the three months and nine months ended September 30, 2014 or 2013.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	September 30, 2014
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	-	$-	$-	3	$3,399	$(118)	3	$3,399	$(118)
Obligations of states and political subs	29	96,714	(1,407)	40	132,304	(2,431)	69	229,018	(3,838)
Corporate securities	93	197,177	(2,592)	23	60,425	(1,775)	116	257,602	(4,367)
Residential mortgage-backed securities	4	28,700	(814)	9	46,060	(1,570)	13	74,760	(2,384)
Commercial mortgage-backed securities	3	5,064	(159)	2	7,792	(270)	5	12,856	(429)
Other asset-backed securities	3	4,435	(12)	-	-	-	3	4,435	(12)
Total debt securities	132	332,090	(4,984)	77	249,980	(6,164)	209	582,070	(11,148)
Equity Securities:
Common stock	22	19,027	(1,223)	3	1,390	(98)	25	20,417	(1,321)
Total equity securities	22	19,027	(1,223)	3	1,390	(98)	25	20,417	(1,321)
Total securities	154	$351,117	$(6,207)	80	$251,370	$(6,262)	234	$602,487	$(12,469)

	December 31, 2013
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	5	$6,181	$(91)	1	$903	$(97)	6	$7,084	$(188)
Obligations of states and political subs	103	285,264	(16,218)	16	43,811	(3,903)	119	329,075	(20,121)
Corporate securities	121	259,581	(10,663)	8	16,734	(1,272)	129	276,315	(11,935)
Residential mortgage-backed securities	13	72,458	(3,879)	1	8,095	(858)	14	80,553	(4,737)
Commercial mortgage-backed securities	5	12,451	(868)	-	-	-	5	12,451	(868)
Other asset-backed securities	4	8,522	(40)	-	-	-	4	8,522	(40)
Total debt securities	251	644,457	(31,759)	26	69,543	(6,130)	277	714,000	(37,889)
Equity Securities:
Perpetual preferred stock	-	-	-	-	-	-	-	-	-
Common stock	15	12,112	(444)	-			15	12,112	(444)
Total equity securities	15	12,112	(444)	-	-	-	15	12,112	(444)
Total securities	266	$656,569	$(32,203)	26	$69,543	$(6,130)	292	$726,112	$(38,333)

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair values of the Company’s fixed investment portfolio are based on prices provided by a third party pricing service and a third party investment manager.  The prices provided by these services are based on quoted market prices (when available), non-binding broker quotes or matrix pricing.  The third party pricing service and the third party investment manager provide a single price or quote per security and the Company has not historically adjusted security prices.  The Company obtains an understanding of the methods, models and inputs used by the third party pricing service and the third party investment manager, and has controls in place to validate that the amounts provided represent fair values.  The Company’s control process includes, but is not limited to, an initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy.  The hierarchy level assigned to each security in the Company’s available for sale portfolio is based upon its assessment of the transparency and reliability of the inputs used in the valuation as of the measurement date. The three hierarchy levels are defined as follows:

Level 1 – Valuations that are based on unadjusted quoted prices in active markets for identical securities. The fair value of exchange-traded preferred and common equities, and mutual funds included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The fair value measurements that were based on Level 1 inputs comprise 6.7% of the fair value of the total investment portfolio.

Level 2 – Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information.  The third party pricing service monitors market indicators, as well as industry and economic events.  The Level 2 category includes corporate bonds, government and agency bonds, asset-backed, residential mortgage-backed and commercial mortgage-backed securities and municipal bonds.  The fair value measurements that were based on Level 2 inputs comprise 93.1% of the fair value of the total investment portfolio.

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

The Level 3 securities consist of 15 securities totaling $3.2 million or 0.2% of the total investment portfolio.  These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip.  To determine the fair value all 15 of these securities, the third party investment manager used benchmarking techniques based upon industry sector, rating and other factors.

Also included in Level 3 valuation is the conversion feature within the Notes (as defined in Note 5 ~ Derivative Instruments) and the Notes Hedges.  The estimated fair values of both the conversion feature and the Notes Hedge are obtained from the third party financial institution counterparties valued using non-binding broker quotations and significant unobservable inputs.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of September 30, 2014 (in thousands):

		Fair Value Measurements Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Debt Securities:
U.S. Government and agencies	$24,827	$-	$24,827	$-
Obligations of states and political subs	726,615	-	726,615	-
Corporate securities	582,902	-	581,822	1,080
Residential mortgage-backed securities	104,066	-	104,066	-
Commercial mortgage-backed securities	21,481	-	21,481	-
Other asset-backed securities	20,271	-	18,126	2,145
Total debt securities available for sale	1,480,162	-	1,476,937	3,225
Equity Securities:
Common stock	106,870	106,870	-	-
Total equity securities available for sale	106,870	106,870	-	-
Total securities available for sale	1,587,032	106,870	1,476,937	3,225
Derivatives:
Derivatives - interest rate swaps	56	-	56	-
Cash conversion feature of cash convertible notes	(11,266)	-	-	(11,266)
Purchased cash convertible note hedge	11,266	-	-	11,266
Total derivatives	56	-	56	-

Total securities available for sale and derivatives	$1,587,088	$106,870	$1,476,993	$3,225

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Level 3 available for sale investments and derivatives measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Commercial mortgage-backed and Other asset- backed securities	Corporate securities	Total
Balance as of December 31, 2013	$2,608	$889	$3,497

Total gains or losses (realized/unrealized):
Included in earnings	367	24	391
Included in other comprehensive income	(194)	168	(26)

Purchases			-
Issuances			-
Settlements	(637)	-	(637)

Transfers in and out of Level 3	-	-	-
Balance as of September 30, 2014	$2,145	$1,080	$3,225

There were no credit losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period.  There were no transfers between Levels 1, 2 and 3 for the three months and nine months ended September 30, 2014 and 2013, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – Debt

Credit Facilities

On August 29, 2012, the Company executed $130.0 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $30.0 million term loan facility and a $100.0 million revolving credit facility.

As of September 30, 2014, the outstanding balance on the Company’s term loan facility was $18.0 million. Pursuant to the Second Amendment to Credit Agreement and Waiver, dated September 19, 2013 (the “Amendment”), the available borrowing under the revolving credit facility was reduced from $100.0 million to $30.0 million with further periodic reductions to $21.0 million as of March 31, 2016, less any optional reductions to the revolving commitments. The Amendment also established an amortization schedule for the revolving credit facility beginning on September 30, 2014. The Company has $15.0 million outstanding under its revolving credit facility and $0.1 million in letters of credit as of September 30, 2014. The undrawn portion of the revolving credit facility, which was $9.1 million as of September 30, 2014, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

The principal amount outstanding under the Credit Facilities provides for interest at either the Alternative Base Rate (“ABR”) or the London interbank offered rate (“LIBOR”). ABR borrowings under the Credit Facilities will bear interest at the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5%, and (c) the adjusted LIBOR for a one-month period plus 1.0%, in each case, plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Facilities will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty-five basis points and thirty-seven and a half basis points, based on the Company’s consolidated leverage ratio as defined by the Credit Facilities. At September 30, 2014, the interest rate on the Company’s term loan was 2.75%, which consisted of a variable rate of 0.25%, plus an applicable margin of 2.50%. At September 30, 2014, the interest rate on the Company’s revolving credit facility was approximately 0.23%, plus a 2.50% margin.

Additionally, under the Amendment, the financial covenants applicable to the Credit Facilities were modified to consist of: (1) minimum consolidated net worth of the Company and its subsidiaries of $365,697,000 as of the effective date of the Amendment, with quarterly increases thereafter equal to the sum of (a) seventy-five percent of positive net income and (b) seventy-five percent of increases in shareholders’ equity by reason of the issuance and sale of equity interests, if any, (2) minimum Risk Based Capital Ratio (as defined in the Amendment) for all material Insurance Company Subsidiaries of 1.75 times Company Action Level (as defined in the Amendment), (3) a maximum permitted consolidated leverage ratio of 0.35 to 1.00 at any time on or after September 30, 2014, (4) minimum consolidated fixed charge coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++” for all Insurance Company Subsidiaries. As of September 30, 2014, the Company was in compliance with these debt covenants.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FHLBI

During 2011, certain of the Insurance Company Subsidiaries (Star, Williamsburg and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates providing a source of liquidity. As of September 30, 2014 and 2013, the Company had borrowed $30.0 million from the FHLBI after pledging as collateral residential mortgage-backed securities (“RMBS”) having a carrying value of $36.3 million, and making a FHLBI common stock investment of approximately $1.6 million. The Company has the ability to increase its borrowing capacity through purchasing additional investments in FHLBI and pledging additional securities. The Company retains all the rights regarding the collateralized RMBS.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at September 30, 2014 (1)	Principal Amount

2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.28%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.23%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.43%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.81%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.23%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.33%	10,000
					Total	$80,930

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

Cash Convertible Senior Notes

On March 18, 2013, the Company issued $100.0 million of 5.0% cash convertible senior notes (the “Notes”), which mature on March 15, 2020.  Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2013.  Until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time on or after September 15, 2019 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions.  The Notes are not convertible into Meadowbrook common stock or any other securities under any circumstances.  The initial conversion rate was 108.8732 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $9.18 per share), subject to adjustment upon the occurrence of certain events.  Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal, plus any accrued and unpaid interest.  The proceeds from the issuance of the Notes were bifurcated into a debt component and an embedded conversion option component.

Due to the bifurcation, the debt component reflects an original issue discount (“OID”) of $12.9 million which will be amortized into interest expense over the term of the Notes.  After considering the contractual interest payments and amortization of the OID, the Notes’ effective interest rate is 7.4%.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the amounts recorded for the debt component of the Notes as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Outstanding principal	$100,000	$100,000
Unamortized OID	(10,627)	(11,777)
Total debt component	$89,373	$88,223

Deferred issuance costs of $3.7 million will also be amortized into interest expense over the term of the Notes. Interest expense on the Notes, including amortization of deferred issuance costs, was $1.8 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively. Interest expense on the Notes, including amortization of deferred issuance costs, was $5.2 million and $3.7 million for the nine months ended September 30, 2014 and 2013, respectively.

As the conversion feature is structured under the cash settlement method, the embedded conversion option is reported as a derivative liability.

In connection with the offering of the Notes, the Company also entered into cash convertible senior notes hedge transactions (the “Note Hedges”) and warrant transactions (the “Warrants”) with respect to its common stock with certain counter-parties.  Upon conversion of the Notes, the Note Hedges are intended to offset potential cash payments in excess of the principal of the Notes.  The Note Hedges and Warrants are separate transactions, entered into by the Company with certain counter-parties and are not part of the terms of the Notes.

The Company paid $12.9 million for the Note Hedges, which are exercisable upon conversion of the Notes.  The Note Hedges are structured under the cash settlement method and are accounted for as a derivative asset.

The Company received $3.0 million for the Warrants sold to certain counter-parties.  The Warrants have a strike price of $11.69 and will be net share settled, meaning the Company will issue a number of shares per Warrant corresponding to the difference between its share price on each Warrant exercise date and the exercise price.  The Warrants meet the definition of derivatives under the guidance in Accounting Standards Codification (ASC) 815; however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification, the Warrants have been accounted for as an adjustment to the Company’s paid-in-capital.

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at September 30, 2014

9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	$5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000
9/28/2012	8/30/2016	Term loan (1)	Three-month LIBOR	0.714%	18,000
4/29/2013	4/29/2023	Senior debentures	Three-month LIBOR, plus 4.00%	6.250%	13,000
6/30/2013	6/30/2023	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	6.340%	10,000
8/15/2013	8/15/2023	Junior subordinated debentures (2)	Three-month LIBOR	2.180%	10,000
9/4/2013	9/4/2023	Junior subordinated debentures (2)	Three-month LIBOR	2.270%	15,000
				Total	$98,000

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

In relation to the above interest rate swaps, the net interest expense incurred was approximately $0.5 million for each of the three months ended September 30, 2014 and 2013. The net interest expense incurred for the nine months ended September 30, 2014 and 2013 was approximately $1.3 million and $1.8 million, respectively.

As of September 30, 2014, the total fair value of the interest rate swaps was $56,000, which reflects a gross unrealized gain position of $0.9 million and a gross unrealized loss position of ($0.8 million). As of December 31, 2013, the total fair value of the interest rate swaps was $1.6 million, which reflects a gross unrealized gain position of $2.9 million and a gross unrealized loss position of ($1.3 million). At September 30, 2014 and December 31, 2013, accumulated other comprehensive income included accumulated loss on the cash flow hedge, net of taxes, of approximately ($36,000) and accumulated gain on the cash flow hedge, net of taxes, of approximately $1.0 million, respectively. The Company does not net the unrealized gains and losses in the financial statements.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Convertible Senior Notes and Note Hedges

In order to offset the risk associated with the cash conversion feature of the Notes, the Company entered into the Note Hedges. Both the cash conversion feature of the Notes and the Note Hedges are measured at fair value with gains and losses recorded in the Company’s Consolidated Statements of Income.

At September 30, 2014, the cash conversion feature of the Notes had a fair market value of ($11.3 million) and the Note Hedges had a fair market value of $11.3 million.  At December 31, 2013, cash conversion feature of cash convertible notes had a fair market value of ($16.8 million) and the Note Hedges had a fair market value of $16.8 million.

NOTE  6 – Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to named executive officers and other members of management of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). No restricted stock awards were issued in 2012, 2013 or 2014. The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns his or her employment without “Good Reason”; as provided for in the employee’s respective employment agreements. The Company recorded approximately $14,000 and $83,000 of restricted stock awards compensation expense for the three months ended September 30, 2014 and 2013, respectively.   The Company recorded approximately $82,000 and $247,000 of restricted stock awards compensation expense for the nine months ended September 30, 2014 and 2013, respectively.

On February 13, 2014, and February 13, 2013, the Company issued an award of 2,400 shares of non-restricted stock to each outside member of the Board of Directors, which vested immediately. On May 16, 2014 and August 12, 2014, the Company issued an award of 2,400 shares of non-restricted stock and an award of 2,000 shares of non-restricted stock, in each case to a then newly elected member of the Board of Directors, respectively.  These stock awards vested immediately.  The Company recorded approximately $12,000 and $0 of non-restricted stock awards compensation expense for the three months ended September 30, 2014 and 2013, respectively.  The Company recorded approximately $148,000 and $137,000 of non-restricted stock awards compensation expense for the nine months ended September 30, 2014 and 2013, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Shareholders’ Equity

At September 30, 2014, shareholders’ equity was $448.1 million, or a book value of $8.94 per common share, compared to $413.4 million, or a book value of $8.29 per common share, at December 31, 2013.

The Company’s Share Repurchase Plan expired on October 28, 2013. For the three months and nine months ended September 30, 2014, there were no share repurchases.

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

The Company paid dividends to its common shareholders of $3.0 million for each of the nine months ended September 30, 2014 and 2013.

On October 31, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share.  The dividend is payable on December 3, 2014, to shareholders of record as of November 20, 2014.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$4,967	$5,516	$21,087	$(100,460)

Common shares:
Basic
Weighted average shares outstanding	50,092,755	49,887,200	50,054,031	49,866,326

Diluted
Weighted average shares outstanding	50,092,755	49,887,200	50,054,031	49,866,326
Dilutive effect of:
Share awards under long term incentive plan	-	46,340	-
Total	50,092,755	49,933,540	50,054,031	49,866,326

Net income (loss) per common share
Basic	$0.09	$0.11	$0.42	$(2.01)
Diluted	$0.09	$0.11	$0.42	$(2.01)

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

Pursuant to ASC 350 Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives must be tested for impairment at least once a year or more frequently if management believes indicators of impairment exist. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The performance of the test involves a two-step process.  Step One of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs Step Two to determine the amount of impairment loss. The Step Two analysis involves determining the potential impairment of goodwill as the difference between the carried goodwill and the hypothetical fair value of the enterprise less the fair value of the tangible net assets and less the estimation of identifiable intangible assets, such as agent relationships, licenses, trademarks and other intangibles that are not carried on the books at fair value.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     The carrying amount of the goodwill was $6.9 million and $5.6 million at September 30, 2014 and December 31, 2013, respectively and represented goodwill attributable to the Company’s Agency Operations reporting unit.  There were no triggering events in 2014 related to such goodwill.

     The following summarizes the goodwill activity and beginning and ending balances for the nine months ended September 30, 2014 and the year ended December 31, 2013 (in thousands):

	Agency Operations	Specialty Insurance Operations	Total

Balance as of January 1, 2013	$5,644	$115,397	$121,041
Goodwill Impairment	-	(115,397)	(115,397)
Balance at December 31, 2013	5,644	-	5,644
Goodwill Addition	1,213	-	1,213
Balance at September 30, 2014	$6,857	$-	$6,857

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On July 25, 2014, the panel issued its final award.  The panel (by majority) awarded the reinsurer approximately $10.9 million, plus interest. The Company immediately filed a complaint in federal district court to vacate and/or modify the arbitration award(s) for the same reasons the court previously granted the Company’s request for a preliminary injunction : (1) improper ex parte communications  between the arbitrator appointed by the Reinsurer and its lawyer; (2) breach of the Retention Buy Down Treaty’s arbitration provision because the Reinsurer’s arbitrator and the neutral arbitrator issued two substantive orders without input from the Company’s arbitrator; and (3) failure to disclose to the Company certain relationships between the Reinsurer and its arbitrator.   In addition, the following additional grounds were included in the complaint: (1) financial conflict of interest on the part of the Reinsurer’s arbitrator; (2) breach of the Retention Buy Down Treaty’s arbitration provision because the Reinsurer’s arbitrator was not a “disinterested” arbitrator and was “under the control of” the Reinsurer; (3) evident partiality of the neutral arbitrator; (4) failure to consider material evidence, in accordance with Michigan law; (5) improper interpretation and re-writing of the treaty; and (6) improper award of interest and attorney fees contrary to Michigan law.  The Reinsurer has filed a motion to confirm the panel’s majority interim and final awards. The Company has filed a motion to vacate and/or modify the awards.

The Company intends to vigorously pursue its complaint to vacate the arbitration award(s). While the Company believes it will succeed upon the merits, given the inherent uncertainty surrounding the conclusion of this proceeding, an adverse outcome in this matter could have a material impact on our results of operations or cash flows on a particular quarter or annual period. If this matter is resolved against the Company, we currently estimate the Company would suffer a loss of approximately $10.9 million, plus approximately $5.0 million of interest, attorney fees and costs.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities Class Actions

In August and October 2013, two putative class action complaints were filed in the United States District Court for the Southern District of New York against the Company, Robert Cubbin and Karen Spaun.  The cases were subsequently consolidated and on April 25, 2014, the plaintiffs filed a Consolidated Amended Class Action Complaint naming the same defendants, on behalf of a putative class consisting of all persons who purchased the Company’s stock between February 17, 2009 and February 21, 2014 (the “Class Period”).  The Consolidated Amended Complaint alleges that during the purported Class Period, the defendants made materially false and misleading statements relating to the Company’s reserves and reported goodwill.  On July 7, 2014, the defendants filed a motion to dismiss the Consolidated Amended Class Action Complaint.  The Plaintiffs filed a Second Amended Complaint in response to our motion to dismiss. On November 5, 2014, the Company filed another motion to dismiss seeking a dismissal of Plaintiffs Second Amended Complaint.  The Company intends to vigorously defend against these claims. The Company has not accrued any amounts for the securities class actions as the Company does not believe that a loss relating to these matters is probable, or that an estimate of a range of potential loss relating to these matters, can reasonably be made.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications out of accumulated other comprehensive income: Three Months Ended September 30, 2014 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$2,973	Net realized gains
	(1,040)	Tax expense
	$1,933	Net of tax

Reclassifications out of accumulated other comprehensive income: Three Months Ended September 30, 2013 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$703	Net realized gains
	(246)	Tax expense
	$457	Net of tax

Reclassifications out of accumulated other comprehensive income: Nine Months Ended September 30, 2014 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$9,252	Net realized gains
	(3,238)	Tax expense
	$6,014	Net of tax

Reclassifications out of accumulated other comprehensive income: Nine Months Ended September 30, 2013 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gain or loss on available for sale securities
	$3,898	Net realized gains
	(1,364)	Tax expense
	$2,534	Net of tax

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended September 30, 2014 and 2013

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

Through our agency operations, we also generate commission revenue, which represents 2.5% of our total consolidated revenues. Our agencies are located in Michigan, California, Massachusetts, and Florida and produce commercial, personal lines, life and accident and health insurance which are placed primarily with unaffiliated insurance carriers. Although our agencies are a minimal source of business for our Insurance Company Subsidiaries, the agency operations remain a core strategy enabling us to balance our sources of revenue and better understand the needs of independent agents within our own insurance carrier operations.

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  The accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the United States Securities and Exchange Commission on March 5, 2014, are those that we consider to be our critical accounting estimates.  For the three and nine months ended September 30, 2014, there have been no material changes in regard to any of our critical accounting estimates.

Non-GAAP Financial Measures

Statutory Surplus

Statutory surplus is a non-GAAP measure with the most directly comparable financial GAAP measure being shareholders’ equity. The following is a reconciliation of statutory surplus to shareholders’ equity:

Meadowbrook Insurance Group, Inc.
Consolidated Statutory Surplus to GAAP Shareholders' Equity
For Period Ending: September 30, 2014
(in thousands)

Statutory Consolidated Surplus		$494,758

Statutory to GAAP differences:
Deferred policy acquisition costs	65,128
Other	5,535

Total Statutory to GAAP differences		70,663

Total Non-Regulated Entities (1)		(117,317)

GAAP Consolidated Shareholders' Equity		$448,104

(1)	Total includes $80,930 of debentures and $152,373 of debt

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net operating income (loss)	$3,034	$5,077	$15,073	$(103,136)
Net realized gains, net of tax	1,933	439	6,014	2,676
Net income (loss)	$4,967	$5,516	$21,087	$(100,460)

Diluted earnings (losses) per common share:
Net operating income (loss)	$0.06	$0.10	$0.30	$(2.07)
Net income (loss)	$0.09	$0.11	$0.42	$(2.01)
Diluted weighted average common shares outstanding	50,092,755	49,933,540	50,054,031	49,866,326

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Accident year combined ratio	103.7%	99.2%	102.3%	99.7%
Increase (decrease) in net ultimate loss estimates on prior year loss reserves	(0.2%)	3.8%	(0.2%)	7.0%
GAAP combined ratio	103.5%	103.0%	102.1%	106.7%

We believe the accident year combined ratio provides investors with valuable information for comparison to historical trends and current industry estimates. We also believe that it is useful for investors to evaluate the accident year combined ratio and GAAP combined ratio separately when reviewing and evaluating our performance.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Executive Overview

The Company reported net income of $5.0 million, or $0.09 per diluted share, for the third quarter of 2014 compared to net income of $5.5 million, or $0.11 per diluted share, for the same period of 2013.  Net operating income, a non-GAAP measure the Company defines as net income excluding after-tax realized gains and losses, was $3.0 million or $0.06 per diluted share, for the third quarter 2014 compared to net operating income of $5.1 million, or $0.10 per diluted share, for the third quarter 2013.

Our GAAP combined ratio increased by 0.5 percentage points to 103.5% in the third quarter 2014 from 103.0% for the comparable quarter in 2013.  Current year losses and LAE have improved, however, the cost of using an unaffiliated “A” rated insurance company for policy issuance and the deleveraging impact of the anticipated reduction in earned premium associated with the Company’s efforts to terminate unprofitable business have caused a slight increase in the combined ratio compared to the prior year.

The third quarter 2014 results include pre-tax favorable prior year loss reserve development of $0.2 million, or 0.2 percentage points of the loss and LAE ratio. The third quarter 2013 results included pre-tax unfavorable prior year loss reserve development of $6.9 million, or 3.8 percentage points of the loss and LAE ratio.  Our accident year loss and LAE ratio, a non-GAAP measure that excludes changes in net ultimate loss estimates from prior year loss reserves, was 66.1% for the third quarter of 2014 compared to 69.2% for the comparable quarter in 2013, an improvement of 3.1 percentage points.

Excluding the impact of the previously terminated multi-line quota share reinsurance treaty with Swiss Re America Corporation (“Swiss Re Treaty”), the accident year loss and LAE ratio was 66.1% for the three months ended September 30, 2014 and 64.8% for the three months ended September 30, 2013. On a quarter-to-date basis, the accident year loss and LAE ratio can fluctuate from quarter to quarter as the ratio is evaluated on an accident year inception to date basis and adjusted quarterly.  In third quarter of 2013, the accident year loss and LAE ratio on a quarter-to-date basis was 64.8% and on a year-to-date basis was 65.7%. As of December 31, 2013, the 2013 accident year loss and LAE ratio on a year-to-date basis was 66.5%.The year-to-date 2014 accident year loss and LAE ratio of 65.0% shows an improvement over such 66.5%.

Gross written premium decreased $59.0 million, or 23.0%, to $198.0 million for the three months ended September 30, 2014, compared to $257.0 million in the same period in 2013.  The decline in premium, as expected, is attributable to the termination of, or the reduction of premium in certain programs for which pricing and/or underwriting risk did not meet the Company’s targets.  This decline was offset by an overall 6.8% written rate increase.

Results of Operations

Net income for the three months ended September 30, 2014, was $5.0 million, or $0.09 per dilutive share, compared to net income of $5.5 million, or $0.11 per dilutive share, for the comparable period of 2013.  Net operating income, a non-GAAP measure, was $3.0 million or $0.06 per diluted share, for the third quarter 2014 compared to net operating income of $5.1 million, or $0.10 per diluted share, for the third quarter 2013.  Total diluted weighted average shares outstanding for the three months ended September 30, 2014 was 50,092,755 compared to 49,933,540 for the comparable period in 2013.  This increase reflects the impact of shares issued under our Long Term Incentive Plan and the annual non-restricted stock awards issued to the members of the Board of Directors.  Refer to Note 6 - Restricted and Non-Restricted Stock Awards of the Notes to the Consolidated Financial Statements, for additional information specific to the impact of our Long Term Incentive Plan.

Revenues

Revenues for the three months ended September 30, 2014 decreased $16.1 million, or 7.9%, to $187.8 million, from $203.9 million for the comparable period in 2013.  This decrease primarily reflects the planned reduction within our net earned premiums, partially offset by an increase in net commissions and fees and net realized gains.

The following table sets forth the components of revenues (in thousands):

	For the Three Months Ended September 30,
	2014	2013
Revenue:
Net earned premiums	$161,749	$181,056
Management administrative fees	6,054	5,270
Claims fees	1,721	1,736
Commission revenue	4,185	3,452
Net investment income	11,087	11,695
Net realized gains	2,973	675
Total revenue	$187,769	$203,884

Net earned premiums decreased $19.3 million, or 10.7%, to $161.7 million for the three months ended September 30, 2014, from $181.1 million in the comparable period in 2013. This expected decrease was primarily the result of the termination of, or reduction in certain programs in which pricing and underwriting did not meet our underwriting standards and was offset by an overall 9.7% earned rate increase, which exceeded our estimated loss trend of 1.8%, and the decrease in the ceded earned premiums related to the previously terminated Swiss Re Treaty.

Net commission and fee revenue increased $1.5 million, or 14.4%, to $12.0 million for the three months ended September 30, 2014, from $10.5 million for the comparable period in 2013.  This increase was the net result of increased agency commission revenue attributable to a recently acquired agency and a decrease in managed fee revenues from the Massachusetts and Minnesota self-insured groups’ business which was driven by competitive market conditions.

Net realized gains increased $2.3 million, to $3.0 million for the three months ended September 30, 2014, from $0.7 million for the comparable period in 2013.  The increase was primarily due to the rebalancing of the high dividend equity program, which contributed $2.3 million in the third quarter 2014 compared to $0.7 million in the third quarter 2013.

Expenses

Expenses decreased $15.8 million from $199.1 million for the three months ended September 30, 2013 to $183.3 million for the three months ended September 30, 2014.  The decrease primarily is attributed to higher losses incurred during the third quarter of 2013.

The following table sets forth the components of expenses (in thousands):

	For the Three Months Ended September 30,
	2014	2013
Expense:
Net losses and loss adjustment expenses	$106,658	$132,247
Policy acquisition and other underwriting expenses	60,816	54,228
General selling & administrative expenses	9,949	7,026
General corporate expenses	1,372	1,025
Amortization expense	1,011	1,037
Interest expense	3,506	3,581
Total expenses	$183,312	$199,144

Net loss and loss adjustment expenses (“LAE”) decreased $25.6 million, to $106.7 million for the three months ended September 30, 2014, from $132.2 million for the same period in 2013. Our loss and LAE ratio was 65.9% for the three months ended September 30, 2014 and 73.0% for the three months ended September 30, 2013; an improvement of 7.1 percentage points.  The loss and LAE ratio for the third quarter of 2014 includes pre-tax favorable prior year loss reserve development of $0.2 million, or 0.2 percentage points of the loss and LAE ratio. The third quarter 2013 results included pre-tax unfavorable prior year loss reserve development of $6.9 million, or 3.8 percentage points of the loss and LAE ratio.  The accident year loss and LAE ratio was 66.1% for the three months ended September 30, 2014 down from 69.2% in the comparable period in 2013; an improvement of 3.1 percentage points. Additional discussion of our quarterly reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $6.6 million, to $60.8 million for the three months ended September 30, 2014 from $54.2 million for the same period in 2013. Our expense ratio increased 7.6% to 37.6% for the third quarter 2014 from 30.0% for the third quarter 2013.  Excluding the quota share agreement, the expense ratio was 37.6% in 2014 and 33.4% in 2013. The third quarter 2013 results include a $1.1 million expense, or 0.6 percentage points, due to a reallocation of corporate overhead costs from our fee-for-service operations to insurance company operations. The reallocation reflected a shift of corporate resources used to support capital and operating enhancements. There was a corresponding decrease to general, selling & administrative expenses in the third quarter of 2013 and, therefore, the reallocation had no impact on net income. The increase in the 2014 expense ratio reflects the cost associated with the use of an unaffiliated “A” rated insurance company for policy issuance, which added 1.9 percentage points; a shift in the mix of business toward business that has a higher average commission rate; a reduction in ceding commissions related to a planned reduction in a program; an increase in reinsurance costs relating to a reinstatement premium on an isolated program; and the deleveraging impact of the anticipated reduction in earned premium associated with the Company’s efforts to terminate unprofitable business.

General, selling and administrative expenses increased $2.9 million, to $9.9 million for the three months ended September 30, 2014, from $7.0 million for the same period in 2013.  As discussed above, the third quarter 2013 results include a $1.1 million reduction in expense due to a reallocation of corporate overhead costs from our fee-for-service operations to insurance company operations.  The general, selling and administrative expenses, as a percent of net commission and fee revenue, are comparable for the three months ended September 30, 2014 and 2013 after the 2013 expenses are adjusted upwards for the $1.l million reallocation adjustment.

Federal income tax expense for the three months ended September 30, 2014 was $0.4 million, or 9.2% of income before taxes, compared to a tax expense of $0.3 million or 6.9% of income before taxes for the same period in 2013.  These rates include adjustments to an annual operating effective tax rate.  The higher rate in 2014 reflects a higher proportion of taxable income derived from capital gains compared to 2013.  Income tax expense on capital gains and the change in our valuation allowance on deferred tax assets was $1.0 million and $0.2 million for the periods ended September 30, 2014 and 2013, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER, 2014 AND 2013

Executive Overview

The Company reported net income of $21.1 million, or $0.42 per diluted share, for the nine months ended September 30, 2014 compared to net loss of $100.5 million, or $2.01 per diluted share, for the same period of 2013.  Net operating income, a non-GAAP measure the Company defines as net income excluding after-tax realized gains and losses, was $15.1 million or $0.30 per diluted share, for the nine months ended September 30, 2014 compared to net operating loss of $103.1 million, or $2.07 per diluted share, for nine months ended September 30, 2013.  The 2013 results included a $101.6 million, or $2.04 per share, non-cash charge for goodwill impairment.

Our GAAP combined ratio improved by 4.6 percentage points to 102.1% for the nine months ended September 30, 2014 from 106.7% for the comparable period in 2013.  This improvement reflects the continued stabilization of reserves, improved current accident year loss experience and earned rate increases in excess of loss ratio trends.  These improvements were partially offset by the costs of using an unaffiliated “A” rated insurance company for policy issuance, the deleveraging impact of  the anticipated reduction in earned premium associated with the Company’s efforts to terminate unprofitable business and a shift in the mix of business.

The results for the nine months ended September 30, 2014 include pre-tax favorable prior year loss reserve development of $1.0 million, or 0.2 percentage points of the loss and LAE ratio. The results for the nine months ended September 30, 2013 included pre-tax unfavorable prior year loss reserve development of $37.0 million, or 7.0 percentage points of the loss and LAE ratio.  Our accident year loss and LAE ratio, a non-GAAP measure that excludes changes in net ultimate loss estimates from prior year loss reserves, was 65.6% for the nine months ended September 30, 2014 compared to 68.7% for the comparable period in 2013, an improvement of 3.1 percentage points.

Excluding the impact of the Swiss Re Treaty, the accident year loss and LAE ratio was 65.0% for the nine months ended September 30, 2014 and 65.7% for the nine months ended September 30, 2013.

Gross written premium decreased $180.3 million, or 23.8%, to $578.5 million for the nine months ended September 30, 2014, compared to $758.8 million in the same period in 2013.  This decrease is attributable to the termination of, or the reduction of premium in certain programs for which pricing and/or underwriting risk did not meet the Company’s targets and was offset by an overall year to date 6.8% written rate increase.

Results of Operations

Net income for the nine months ended September 30, 2014, was $21.1 million, or $0.42 per dilutive share, compared to a net loss of $100.5 million, or $2.01 per dilutive share, for the comparable period of 2013.  Net operating income, a non-GAAP measure, was $15.1 million or $0.30 per diluted share, for the nine months ended September 30, 2014 compared to net operating loss of $103.1 million, or $2.07 per diluted share, for the comparable period in 2013.  Total diluted weighted average shares outstanding for the nine months ended September 30, 2014 was 50,054,031 compared to 49,866,326 for the comparable period in 2013.  This increase reflects the impact of shares issued under our Long Term Incentive Plan.  Refer to Note 8 ~ Earnings Per Share of the Notes to the Consolidated Financial Statements, for additional information specific to the impact of our Long Term Incentive Plan.

Revenues

Revenues for the nine months ended September 30, 2014 decreased $29.9 million, or 5.0%, to $564.6 million, from $594.5 million for the comparable period in 2013.  This decrease primarily reflects the expected reduction within our net earned premiums, partially offset by an increase in net commissions and fees and net realized gains.

The following table sets forth the components of revenues (in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Revenue:
Net earned premiums	$488,411	$527,425
Management administrative fees	14,492	11,411
Claims fees	5,020	5,152
Commission revenue	13,837	12,068
Net investment income	33,557	34,603
Net realized gains	9,252	3,860
Total revenue	$564,569	$594,519

Net earned premiums decreased $39.0 million, or 7.4%, to $488.4 million for the nine months ended September 30, 2014, from $527.4 million in the comparable period in 2013. This expected decrease was primarily the result of the termination of, or reduction in, certain programs in which pricing and underwriting did not meet our underwriting standards and was offset by an overall 9.7% earned rate increase, which exceeded our estimated loss trend of 1.8%, and the decrease in the ceded earned premiums related to the previously terminated Swiss Re Treaty.

Net commission and fee revenue increased $4.7 million, or 16.5%, to $33.3 million for the nine months ended September 30, 2014, from $28.6 million for the comparable period in 2013.  This increase was driven primarily by commission revenue generated from our subsidiary US Specialty Underwriters (“USSU”) that is no longer considered intercompany revenue, as the applicable polices are now written by SNIC and reinsured by our Insurance Company Subsidiaries. Therefore, beginning in the third quarter of 2013, the related commission revenue was no longer eliminated in consolidation.  This increase did not impact our consolidated financial results, as there is a corresponding increase in the expenses from net commission and fee operations.  The remainder of the increase in commission and fee revenue was the net result of increased agency commission revenue attributable to a recently acquired agency and a decrease in managed fee revenues from the Massachusetts and Minnesota self-insured groups’ business which was driven by competitive market conditions.

Net realized gains increased $5.4 million to $9.3 million for the nine months ended September 30, 2014, from $3.9 million for the comparable period in 2013 primarily due to the rebalancing of the equity portfolio in accordance with the Company’s investment policy.

Expenses

Expenses decreased $171.0 million from $712.9 million for the nine months ended September 30, 2013 to $541.9 million for the nine months ended September 30, 2014.  The decrease primarily is attributed to the $115.4 million goodwill impairment and $37.0 million of unfavorable development on prior years that was recorded during the nine months ended September 30, 2013.

The following table sets forth the components of expenses (in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Expense:
Net losses and loss adjustment expenses	$319,508	$399,434
Policy acquisition and other underwriting expenses	179,373	163,283
General selling & administrative expenses	25,196	18,950
General corporate expenses	4,420	3,301
Amortization expense	2,959	3,146
Goodwill impairment expense	-	115,397
Interest expense	10,440	9,431
Total expenses	$541,896	$712,942

Net loss and loss adjustment expenses (“LAE”) decreased $79.9 million, to $319.5 million for the nine months ended September 30, 2014, from $399.4 million for the same period in 2013.  Our loss and LAE ratio was 65.4% for the nine months ended September 30, 2014 and 75.7% for the nine months ended September 30, 2013; an improvement of 10.3 percentage points.  The loss and LAE ratio for the nine months ended 2014 includes pre-tax favorable prior year loss reserve development of $1.0 million, or 0.2 percentage points of the loss and LAE ratio. The results for the nine months ended September 30, 2013 included pre-tax unfavorable prior year loss reserve development of $37.0 million, or 7.0 percentage points of the loss and LAE ratio.  The accident year loss and LAE ratio was 65.6% for the nine months ended September 30, 2014 down from 68.7% in the comparable period in 2013; an improvement of 3.1 percentage points. Additional discussion of our quarterly reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $16.0 million, to $179.3 million for the nine months ended September 30, 2014 from $163.3 million for the same period in 2013. Our expense ratio increased 5.7% to 36.7% for the nine months ended September 30, 2014 from 31.0% for the comparable period in 2013.  Excluding the impact of the quota share surplus relief treaty, the year to date expense ratio was 37.0% for 2014 compared to 32.7% for 2013. This increase primarily reflects the cost associated with the use of an unaffiliated “A” rated insurance company for policy issuance which added 2.0 percentage points; a shift in the mix of business which includes business with a higher average commission rate; an increase in reinsurance premium relating to a reinstatement premium on an isolated program; deleveraging impact of the anticipated reduction in earned premium associated with the Company’s efforts to terminate unprofitable business; and a one-time restructuring charge which added 0.3 percentage points.

General, selling and administrative expenses increased $6.2 million, to $25.2 million for the nine months ended September 30, 2014 from $19.0 million for the same period in 2013.  As discussed above, the increase was driven by the USSU commission expense, which is no longer considered intercompany revenue, and by increased agency commission revenue attributable to a recently acquired agency.  The increase attributed to the USSU commission expense did not impact our consolidated financial results, as there is a corresponding increase in the commission revenues.  The general, selling and administrative expenses, as a percent of net commission and fee revenue, are comparable for the nine months ended September 30, 2014 and 2013 after the year-to-date USSU expenses are eliminated in both years.

Federal income tax expense for the nine months ended September 30, 2014 was $4.3 million, or 19.0% of income before taxes, compared to a tax benefit of $15.7 million or 13.2% of loss before taxes for the same period in 2013.  These rates include adjustments to an annual operating effective tax rate.  The expected annual operating tax rate primarily excludes discrete charges related to the arbitration allowance and the goodwill impairment charge taken during the second quarter of 2013.  The results for the nine months ended September 30, 2014 included pre-tax net operating income of $13.2 million compared to a pre-tax net operating loss of $122.6 million for the nine months ended September 30, 2013.  The higher tax rate in 2014 reflects net investment income pre-tax profit (which is taxed at a lower rate due to tax exempt income) being partially offset by a pre-tax loss from corporate expenses and underwriting results.  The 2013 rate primarily reflects a tax benefit due to the pre-tax operating loss.

Other Items

Equity earnings of affiliated, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holdings, LLC (“MFH”), for $14.8 million in cash.  We are not required to consolidate this investment because we are not the primary beneficiary of the business, nor do we control the entity’s operations.  Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting.  Star recognizes 28.5% of the profits and losses as a result of this equity interest ownership.  We recognized equity earnings, net of tax, from MFH of $1.8 million, or $0.04 per dilutive share, for the nine months ended September 30, 2014, compared to $2.0 million, or $0.04 per dilutive share, for the comparable period of 2013. We received dividends from MFH for the nine months ended September 30, 2014 and 2013, of $3.2 million and $2.0 million, respectively.

In November 2012, our subsidiary, Century Surety Company, committed to a $10.0 million strategic equity investment in Aquiline Financial Services Fund II L.P. As of September 30, 2014, approximately $6.6 million of the commitment had been satisfied with $3.4 million of unfunded commitment remaining. Our ownership interest is approximately 1.3% of the fund, which we are accounting for under the equity method of accounting. Century Surety Company will recognize 1.3% of the Fund’s profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from the Aquiline Financial Services Fund II L.P. of $1.0 million, or $0.02 per dilutive share and $0.5 million, or $0.01 per dilutive share, for the nine months ended September 30, 2014 and 2013, respectively.

Reserves

The reserve stability for the nine months ended September 30, 2014 was the result of underwriting and pricing improvements that we have implemented to date, as well as our prior efforts to stabilize key segments of the Company’s loss reserves. Workers’ compensation reserves have developed favorably during the year, led by the California-dominated business segments for which substantial rate and underwriting improvements have been enacted over the last few years.  This favorable development was partially offset by increases in the commercial multi-peril/general liability segment related primarily to the 2009 – 2012 accident years.  For all prior accident years combined, the reserves were stable for the year with $1.0 million of favorable development.

The 2013 accident year reserves showed favorable signs as the accident year continues to mature reflecting the effectiveness of rate changes, underwriting improvements and termination of underperforming blocks of business since 2012.  The 2014 accident year actuarial reserving method indications for the methods performed show additional improvement beyond the 2013 accident year.

At September 30, 2014, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $1.1 billion. We established a reasonable range of reserves of approximately $960.5 million to $1.2 billion. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$432,175	$503,866	$468,434
Residual Markets	23,317	25,824	25,073
Commercial Multiple Peril / General Liability	384,194	526,604	454,489
Commercial Automobile	96,510	113,294	104,937
Other	24,281	27,510	25,862
Total Net Reserves	$960,477	$1,197,098	$1,078,795

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key methods remained consistent for the nine months ended September 30, 2014, and the year ended December 31, 2013. We reviewed the key assumptions that underlie the actuarial standard methods and made the appropriate adjustments to reflect the emergence of claim activity.

For the nine months ended September 30, 2014, we reported a decrease in net ultimate loss estimates for accident years 2013 and prior of $1.0 million, or 0.1% of $1.1 billion of beginning net loss and LAE reserves at January 1, 2014. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2014 that differed from the projected activity. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2013	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at September 30, 2014

Workers' Compensation	$477,413	$151,625	$(23,675)	$127,950	$20,153	$116,776	$136,929	$468,434
Residual Markets	22,577	8,908	(1,166)	7,742	1,475	3,771	5,246	25,073
Commercial Multiple Peril / General Liability	459,950	81,677	16,661	98,338	5,501	98,298	103,799	454,489
Commercial Automobile	118,375	39,598	5,431	45,029	11,751	46,716	58,467	104,937
Other	32,775	38,696	1,753	40,449	25,338	22,024	47,362	25,862
Net Reserves	1,111,090	$320,504	$(996)	$319,508	$64,218	$287,585	$351,803	1,078,795
Reinsurance Recoverable	505,431							537,879
Consolidated	$1,616,521							$1,616,674

The following table shows the re-estimated December 31, 2013 held reserves by line as of September 30, 2014 (in thousands):

Line of Business	Reserves at December 31, 2013	Re-estimated Reserves for December 31, 2013 at September 30, 2014	Development as a percentage of prior year reserves

Workers' Compensation	$477,413	$453,738	-5.0%
Commercial Multiple Peril / General Liability	459,950	476,611	3.6%
Commercial Automobile	118,375	123,806	4.6%
Other	32,775	34,528	5.3%
Sub-total	1,088,513	1,088,683	0.0%
Residual Markets	22,577	21,411	-5.2%
Total Net Reserves	$1,111,090	$1,110,094	-0.1%

Workers’ Compensation Excluding Residual Markets

The net ultimate loss estimates for accident years 2013 and prior in the workers' compensation line of business decreased $23.7 million, or 5.0%. This decrease was led by the California-dominated business segments for which, as noted earlier, substantial rate and underwriting improvements have been enacted over the last few years.

Commercial Multiple Peril / General Liability

The net ultimate loss estimates for accident years 2013 and prior in the commercial multi-peril/general liability line of business increased $16.7 million, or 3.6%. The increase was driven by a $13.1 million increase related to the 2009-2012 accident years combined.  Accident year 2011 has the highest loss & ALAE ratio of that group peaking at 67%.  Accident year 2013 is below a 58% loss & ALAE ratio and accident year 2014 is even lower.  The improvement in the recent accident year loss ratios reflects the rate increase, underwriting actions, and termination of unprofitable business undertaken since 2012.

Commercial Automobile

The $5.4 million increase, or 4.6%, in net ultimate loss estimates for the commercial automobile line of business was primarily driven by the 2009-2012 accident years which developed unfavorably by $8.4 million.  Of the 2009-2012 unfavorable development, 75% was on terminated business and almost 50% was on a single terminated transportation program.

Other

The $1.8 million increase, or 5.3%, in net ultimate loss estimates in other lines of business is primarily from an increase in accident year 2012 related to a cancelled surety program.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $1.2 million, or 5.2% of net reserves. This decrease reflects a reduction in the net ultimate loss estimates for various accident years.  We record loss reserves as reported by the NCCI, plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the ordinary dividend available that can be paid from the Insurance Company Subsidiaries during 2014 is $48.8 million without prior regulatory approval. Of this $48.8 million, $20.0 million of ordinary dividends have been declared and paid as of September 30, 2014. In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $147.7 million of extraordinary dividends in 2014, subject to prior regulatory approval. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and A.M. Best’s Capital Adequacy Ratio. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $20.0 million and zero for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 1.5 to 1.0 and 1.2 to 1.0, respectively.

Pursuant to the Amendment the Company cannot pay quarterly dividends to shareholders in excess of the lesser of $0.02 per share or $1.25 million in the aggregate without the bank’s prior approval.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees.  These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. For the three months ended September 30, 2014, cash flows generated from operating activities were $9.7 million, compared to $20.4 million for the three months ended September 30, 2013.  The decrease in operating cash flows primarily reflects the lower premium volumes in the current year. For the nine months ended September 30, 2014, cash flows used in operating activities were $3.2 million, compared to $18.9 million for the nine months ended September 30, 2013. The decrease in operating cash flows primarily reflects the lower premium volumes in the current year.

We have a revolving credit facility of $24.3 million. As of September 30, 2014, we had an outstanding balance of $15.0 million under our revolving credit facility and $0.1 million in letters of credit issued.  The undrawn portion of the revolving credit facility, which was $9.1 million as of September 30, 2014, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Because of our Insurance Company Subsidiaries’ membership in the FHLBI, we have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity.  As of September 30, 2014, we had borrowed $30.0 million from the FHLBI. The proceeds were used to fund purchases of high quality bonds with maturities that match the maturity of the FHLBI credit facility. Due to the low cost of the FHLBI funding, we expect to generate returns in excess of its cost of borrowing under this strategy. We have the ability to increase our borrowing capacity through additional investments in FHLBI and pledging additional securities. As of December 31, 2013, we had $30.0 million of borrowings outstanding from the FHLBI.

     Cash provided by operations was $3.2 million and $18.9 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Investment Portfolio

As of September 30, 2014 and December 31, 2013, the recorded value of our investment portfolio, including cash and cash equivalents, was $1.7 billion.  The net unrealized gain as of September 30, 2014 and December 31, 2013 was $47.5 million and $21.9 million, respectively.

The effective duration of the fixed income investment portfolio at September 30, 2014, is 4.5 years, compared to 5.1 years at September 30, 2013.  Our pre-tax book yield, excluding cash and cash equivalents, was 2.9%, compared to 3.1% in 2013.  The tax equivalent yield, excluding cash and cash equivalents was 3.6% at September 30, 2014 and 2013.  Approximately 99.9% of our fixed income investment portfolio is investment grade.

Refer to Note 2 ~ Investments of the Notes to the Consolidated Financial Statements, for additional information specific to our investment portfolio.

Shareholders’ Equity

Refer to Note 7 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commitments

On March 18, 2013, the Company issued $100.0 million of 5.0% cash convertible senior notes, which mature on March 15, 2020.  As of September 30, 2014, the total debt (including debentures) of the Company and its non-regulated subsidiaries was $203.3 million, and the payments due in more than five years was $180.9 million.  For additional information regarding the cash convertible notes, refer to Note 4 ~ Debt of the Notes to the Consolidated Financial Statements.

For the three months ended September 30, 2014, there were no material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of September 30, 2014.  Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest Rate Risk

Interest rate risk is managed within the context of an asset and liability management strategy for which the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus.  The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years.  At September 30, 2014, our fixed income portfolio had an effective duration of 4.5 years, compared to 5.0 years at December 31, 2013.

At September 30, 2014, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.6 billion.  Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in high dividend equities. These investments comprise 7.0% of our investment portfolio.

Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures were managed compared to the year ended December 31, 2013. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is currently known or expected to be in effect.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,543,312	$1,480,162	$1,414,275
Yield to Maturity or Call	1.3%	2.1%	3.1%
Effective Duration	4.4	4.5	4.5

 The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates.  Thus, our interest expense on these debentures is directly correlated to market interest rates.  At September 30, 2014 and December 31, 2013, we had outstanding debentures of $80.9 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates.  Thus, our interest expense on our term loan is directly correlated to market interest rates.  At September 30, 2014, we had an outstanding balance on our term loan of $18.0 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $180,000.  At December 31, 2013 we had an outstanding balance on our term loan of $22.5 million.  At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $225,000.

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

In addition, our revolving line of credit under which we can borrow up to $24.3 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At September 30, 2014 we had an outstanding balance on our line of credit of $15.0 million compared to $20.0 million at December 31, 2013. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $150,000. In addition, at September 30, 2014 the letter of credit was $145,000.

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

As of September 30, 2014, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended September 30, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 10 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2014, which is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Dated: November 10, 2014