Form 10-K
period 2014-12-31
MEADOWBROOK INSURANCE GROUP INC
filed 2015-03-02
CIK 949156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014 was $360,159,251. As of February 18, 2015, there were 50,090,691 shares of the Company’s common stock ($.01 par value) outstanding.

Documents Incorporated by Reference

Certain portions of the Registrant’s Proxy Statement for the 2015 Annual Shareholders’ Meeting are incorporated by reference into Part III of this report.

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

Star, Savers, Williamsburg, Ameritrust, Century, and PIC are collectively referred to as the “Insurance Company Subsidiaries.”

Recent Developments

On December 30, 2014, Fosun International Limited (HKEx stock code: 00656, together with its subsidiaries, “Fosun”) and the Company announced each entered into a definitive agreement under which Fosun will acquire all of the issued and outstanding common stock of the Company. The transaction follows a thorough review of strategic alternatives by the Company’s Board of Directors and represents a 24% premium over the Company’s closing price on December 29, 2014 and a premium of 39% to the Company’s three-month average closing price for the period ending December 29, 2014. The transaction also represents a multiple of approximately 1.04x the Company’s tangible book value per share as of September 30, 2014.

The transaction is subject to the approval of the Company’s shareholders as well as regulatory approvals and the satisfaction of other specified closing conditions. The transaction is expected to be completed in the second half of 2015.

See “Risks Related to Our Being Acquired by Fosun.”

Business Overview

We are a specialty niche focused commercial insurance underwriter and insurance administration services company, which also owns/operates insurance agencies and third-party administrators. We recognize revenue within the following categories: net earned premiums, net investment income, management administrative fees, commission revenue, claims fees, and net realized gains (losses). We remain committed to our core business model where we seek to combine our diverse revenue streams and efficient capital management to deliver consistent long-term growth in shareholder value.

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

Through our agency operations, we earn commission revenue through securing quality business and personal insurance products for our clients. Our agencies are located in Michigan, California, Massachusetts, Kansas, and Florida and produce commercial, personal lines, life and accident and health insurance which are placed primarily with unaffiliated insurance carriers. Although our agencies are a minimal source of business for our Insurance Company Subsidiaries, the agency operations remain a core strategy enabling us to balance our sources of revenue.

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

We create a competitive advantage by investing in the talent and technology to efficiently service our clients; through strategically identified industry niches and individual account selectivity; and through adequate pricing and focused claims handling.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

Finally, we have built a strong claims handling function internally that plays a substantial role in claims management and handling activities. Meadowbrook employs approximately 233 claims personnel who operate from 14 regional offices, located throughout the United States. We also operate a centralized support call center and manage a network of independent adjusters. Claims monitoring is conducted through self and corporate audits, internal controls and executive oversight reports.

Description of Programs, Products, and Services

We market and underwrite specialty property and casualty insurance programs and products on both an admitted and non-admitted basis. We categorize our products into the following four categories:

Admitted Programs and Standard Market Products:   The admitted programs that we write are characterized by risks that are homogeneous or similar within specialty line, class and niche segments of business but have a diverse geographic profile. We also write a range of standard market products that are distributed through specialty agents. Generally, the average account premium for our admitted programs and standard market products is approximately $6,200. Due to the specialized nature of the program and distribution style, our

MEADOWBROOK INSURANCE GROUP, INC.

admitted programs tend to have higher premium retention levels. This helps create stability in our business amid the cyclicality of the insurance industry. Examples of admitted programs we underwrite include coverages for the food service industry, educators, physicians, agricultural businesses and public entities. The largest line of business for our standard market products is workers’ compensation.

Main Street Excess and Surplus Lines:   The excess and surplus lines business we write include broad classes of “Main Street” commercial risks that are generally ineligible for coverage by the standard market. Generally, the average account premium for our excess and surplus lines risks is approximately $2,500. The excess and surplus lines regulatory environment allows rate and form freedom, which gives us the flexibility to design tailored coverage forms that are often more restrictive than those available in the admitted market. The high degree of flexibility contributes to heightened competition during soft markets and creates the potential for rapid expansion during hard markets. Examples of our excess and surplus lines business we underwrite include coverages for restaurants, bars/taverns, apartments, hotels/motels, and contractors’ liability. These examples and sub-classes can change as underwriting circumstances dictate.

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

Claims Administration and Handling.   We provide substantially all claims management and handling services for workers’ compensation and most other lines, such as property, automobile liability, professional liability, and general liability. Our claims handling is managed by our field offices. Our corporate claims department monitors the results through self-audits, corporate claim audits, internal controls, and other executive oversight reports. With the exception of Midwest Financial Holdings, LLC (“MFH”), for which we have direct access to their paid and case reserve loss data and perform corporate claims audits, we handle substantially all claims functions for the majority of the programs we underwrite. Our involvement in claims administration and handling provides benchmarks and valuable feedback to program managers in assessing the client’s risk environment and the overall structure of the program.

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

Reinsurance.   Meadowbrook’s Insurance Company Subsidiaries cede insurance to other insurers under pro rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and mitigate its losses arising from large risks or from hazards of an unusual nature. We maintain reinsurance treaties for our workers’ compensation, liability, aviation, marine, surety and property programs. In addition, facultative reinsurance is obtained as required for individual risks on a policy-by-policy basis. Meadowbrook also has the ability to cede insurance through captives, rent-a-captives, large deductible programs, and indemnification agreements, and assume insurance from other insurers.

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

Agency.   We earn commission revenue through the operation of our independent retail insurance agencies, located in Michigan, California, Massachusetts, Kansas and Florida. These agencies produce commercial, personal lines, life and accident and health insurance that is placed primarily with unaffiliated insurance carriers.

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

Our largest producer in 2014 was Midwest General Insurance Agency, LLC (“Midwest General”), which, in combination with its affiliates, accounted for 14.6% of our gross written premium. We have a 28.5% equity interest in Midwest General Agency’s parent, MWFH. Our second largest producer in 2014 was Food Service Management, which in combination with its affiliates, accounted for 10.9% of our gross written premium. No other producer was responsible for more than 10% of our gross written premium.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

Geographic Diversity and Mix of Business

Our revenues are diversified geographically by class and line of business, type of insured and agency distribution. Within the workers’ compensation line of business, we have a regional focus in California and New England. Within the other liability, commercial automobile liability, excess worker’s compensation, and commercial multiple peril liability lines of business, we have a regional focus in the Southeast and California. Our fee-for-service business is managed on a regional basis with an emphasis in the Midwest, New England, and Southeast regions of the United States.

MEADOWBROOK INSURANCE GROUP, INC.

The following table summarizes our gross written premium distribution by state for the years ended December 31, 2014, 2013, and 2012 (in thousands). We include only states that were top ten gross written premium production states in 2014:

Gross Written Premium	2014	%	2013	%	2012	%
California	$261,305	35.2%	$325,215	34.5%	$351,805	33.0%
Florida	61,114	8.2%	70,005	7.4%	98,127	9.2%
Texas	42,795	5.8%	54,643	5.8%	67,068	6.3%
New York	41,350	5.6%	44,460	4.7%	40,177	3.8%
New Jersey	27,500	3.7%	36,754	3.9%	44,582	4.2%
Missouri	24,967	3.4%	23,936	2.5%	24,526	2.3%
Michigan	20,700	2.8%	39,316	4.2%	40,952	3.8%
Pennsylvania	15,791	2.1%	20,576	2.2%	22,290	2.1%
Illinois	15,304	2.1%	21,056	2.2%	28,969	2.7%
Louisiana	13,260	1.7%	19,719	2.1%	21,168	2.0%
All Other States	218,378	29.4%	288,331	30.5%	326,969	30.6%
Total	$742,464	100.0%	$944,011	100.0%	$1,066,633	100.0%

Gross written premium decreased in 2014, which primarily reflects the impact of business that was targeted to be terminated during the fourth quarter of 2012 and planned premium reductions in specific underperforming areas. The terminations were on all new business, and upon renewal of existing business. The decrease was partially offset by achieved rate increases and the maturation of existing programs. Our most significant geographic concentration remains the state of California. Our current book of business in California is largely related to our relationship with a general agent who specializes in non-contractor workers’ compensation, and our relationship with a general agent that primarily focuses on the food service industry.

We manage our business to reduce geographic concentration of risk that could increase our exposure to losses from natural or intentionally caused catastrophic events. We also monitor the regulatory environment within our concentrated regions. We believe we have been able to strategically increase our California exposure, while maintaining a geographically diverse premium base throughout the United States.

The following table summarizes gross written premiums, net earned premiums, and net written premiums by line of business for the years ended December 31, 2014, 2013, and 2012 (in thousands):

Meadowbrook Insurance Group, Inc.
Summary of GWP, NEP, and NWP

Gross Written Premium	2014	%	2013	%	2012	%
Workers' Compensation	$335,612	45.2%	$420,100	44.5%	$429,259	40.2%
Other Liability	104,583	14.1%	147,900	15.7%	179,487	16.8%
Commercial Auto Liability	60,706	8.2%	75,638	8.0%	109,758	10.3%
Commercial Multi-Peril Property	48,992	6.6%	66,886	7.1%	78,399	7.4%
Excess Workers' Compensation	55,934	7.5%	63,290	6.7%	81,171	7.6%
Commercial Multi-Peril Liability	38,390	5.2%	47,931	5.1%	59,986	5.6%
All Other Lines	98,247	13.2%	122,266	13.0%	128,573	12.1%

Total	$742,464	100.0%	$944,011	100.0%	$1,066,633	100.0%
Net Earned Premium	2014	%	2013	%	2012	%
Workers' Compensation	$307,548	47.8%	$328,978	47.2%	$358,243	41.9%
Other Liability	87,710	13.6%	117,208	16.8%	134,224	15.7%
Commercial Auto Liability	56,521	8.8%	47,902	6.9%	97,723	11.4%
Commercial Multi-Peril Property	46,023	7.1%	34,990	5.0%	62,991	7.4%
Excess Workers' Compensation	30,696	4.8%	48,166	6.9%	50,510	5.9%
Commercial Multi-Peril Liability	39,609	6.2%	50,317	7.2%	54,536	6.4%
All Other Lines	75,164	11.7%	69,856	10.0%	96,032	11.3%

Total	$643,271	100.0%	$697,417	100.0%	$854,259	100.0%

MEADOWBROOK INSURANCE GROUP, INC.

Net Written Premium	2014	%	2013	%	2012	%
Workers' Compensation	$297,361	49.5%	$331,647	48.0%	$344,992	43.3%
Other Liability	78,763	13.1%	104,024	15.0%	133,520	16.7%
Commercial Auto Liability	55,906	9.3%	52,244	7.6%	78,868	9.9%
Commercial Multi-Peril Property	40,578	6.8%	42,792	6.2%	48,330	6.1%
Excess Workers' Compensation	27,813	4.6%	39,127	5.7%	52,421	6.6%
Commercial Multi-Peril Liability	35,014	5.8%	42,853	6.2%	57,317	7.2%
All Other Lines	65,802	10.9%	78,950	11.4%	82,054	10.3%

Total	$601,237	100.0%	$691,637	100.0%	$797,502	100.0%

As noted above, gross written premium decreased in 2014 due primarily to business that was targeted to be terminated during the fourth quarter of 2012 and planned premium reductions in specific underperforming areas. The decrease was partially offset by achieved rate increases and the maturation of existing programs. During 2014, we achieved overall average written rate increases of approximately 6.5%. The average written rate increases for our workers’ compensation line of business in 2014 was approximately 6.3%.

Reserves

The following table shows the development of reserves for unpaid losses and loss adjustment expenses (“LAE”) from 2005 through 2014 for our Insurance Company Subsidiaries

Development of the ProCentury acquired reserves is not included for the years prior to 2008, because our merger with ProCentury (the “ProCentury Merger”) was not effective until August 1, 2008. The lower portion of the table reflects the impact of reinsurance for the years 2005 through 2014 reconciling the net reserves shown in the upper portion of the table to gross reserves.

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

Analysis of Loss and Loss Adjustment Expense Development

	Years Ended December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	(in thousands)
Reserves for losses and LAE at end of period	$271,423	$302,655	$341,541	$625,331	$682,376	$784,202	$879,093	$1,074,075	$1,111,090	$1,070,829

Adjusted reserves for losses and LAE at end of period	$271,423	$302,655	$341,541	$625,331	$682,376	$784,202	$879,093	$1,074,075	$1,111,090	$1,070,829
Cumulative paid as of
1 year later	83,271	81,779	95,393	173,525	187,818	269,913	331,440	396,480	366,161
2 years later	133,809	140,308	155,745	279,221	338,925	458,376	560,826	653,666
3 years later	170,226	180,197	197,558	369,313	441,938	598,254	712,692
4 years later	195,242	204,802	233,421	425,223	520,024	684,161
5 years later	210,993	228,284	255,627	469,293	568,904
6 years later	226,048	241,737	279,743	500,465
7 years later	235,193	258,360	292,460
8 years later	245,528	267,043
9 years later	252,232
Reserves re-estimated as of end of year:
1 year later	268,704	295,563	330,416	596,661	651,373	791,514	964,608	1,142,475	1,109,349
2 years later	263,069	286,647	327,862	566,878	654,641	844,001	1,014,009	1,177,366
3 years later	261,319	292,516	331,034	568,751	684,621	874,804	1,035,542
4 years later	265,448	293,897	339,931	580,023	704,163	889,193
5 years later	268,007	303,948	346,790	598,137	712,583
6 years later	276,374	305,504	360,406	601,542
7 years later	276,130	316,316	356,972
8 years later	285,106	313,031
9 years later	283,451
Net cumulative redundancy (deficiency):
Dollars	$(12,028)	$(10,377)	$(15,431)	$23,788	$(30,207)	$(104,991)	$(156,449)	$(103,292)	$1,741
Percentage	-4.4%	-3.4%	-4.5%	3.8%	-4.4%	-13.4%	-17.8%	-9.6%	0.2%
Net reserves	271,423	302,655	341,541	625,331	682,376	784,202	879,093	1,074,075	1,111,090	1,070,829
Ceded reserves	187,254	198,422	198,461	260,366	266,801	280,854	315,884	381,905	505,431	519,530
Gross reserves	458,677	501,077	540,002	885,697	949,177	1,065,056	1,194,977	1,455,980	1,616,521	1,590,359
Net re-estimated	283,451	313,031	356,972	601,542	712,583	889,193	1,035,542	1,177,366	1,109,349
Ceded re-estimated	215,406	213,164	212,002	260,168	278,196	305,646	337,401	403,943	513,465
Gross re-estimated	498,858	526,196	568,974	861,710	990,780	1,194,839	1,372,943	1,581,310	1,622,814
Gross cumulative redundancy (deficiency)	$(40,181)	$(25,119)	$(28,972)	$23,986	$(41,602)	$(129,783)	$(177,966)	$(125,330)	$(6,293)

The following table sets forth the difference between United States Generally Accepted Accounting Principles (“GAAP”) reserves for loss and loss adjustment expenses and statutory reserves for loss and loss adjustment expenses at December 31, (in thousands):

	2014	2013
GAAP reserves for loss and LAE	1,590,359	1,616,521
Reinsurance recoverables for unpaid losses	(519,530)	(505,431)
ASC 944 adjustment*	(5,217)	(5,827)
Statutory reserves for loss and LAE	1,065,612	1,105,263

*	100% Quota Share Reinsurance Agreement related to a worker’s compensation novation policy, with reinsurance provisions recognized as retroactive reinsurance on a GAAP basis, in accordance with ASC 944- Financial Services- Insurance and recognized as prospective reinsurance on a statutory basis, in accordance with SSAP 62R- Property and Casualty Reinsurance.

MEADOWBROOK INSURANCE GROUP, INC.

For the year ended December 31, 2014, we reported an increase of $6.3 million in gross ultimate loss estimates for accident years 2013 and prior, or 0.4% of $1,616.5 million of gross loss and LAE reserves at January 1, 2014. We reported a $1.7 million decrease in net ultimate loss and LAE estimates for accident years 2013 and prior, or 0.2% of $1,111.1 million of net loss & LAE reserves at January 1, 2014.

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

Regulation

Insurance Company Regulation

Our Insurance Company Subsidiaries are subject to regulation in the states where they conduct business. State insurance regulations generally are designed to protect the interests of policyholders, state insurance consumers or claimants rather than shareholders or other investors. The nature and extent of such state regulation varies by jurisdiction, but generally involves:

•	prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, including the acquisition by Fosun;
•	regulation of certain transactions entered into by such Insurance Company Subsidiary with any of its affiliates;
•	approval of premium rates, forms and policies used for many lines of insurance;
•	standards of solvency and minimum amounts of capital and surplus that must be maintained;
•	establishment of reserves required to be maintained for unearned premium, loss and loss adjustment expense, or for other purposes;
•	limitations on types and amounts of investments;
•	underwriting and claims settlement practices;
•	restrictions on the size of risks that may be insured by a single company;
•	licensing of insurers and agents;
•	deposits of securities for the benefit of policyholders; and
•	the filing of periodic reports with respect to financial condition and other matters.

In addition, state regulatory examiners perform periodic examinations of our Insurance Company Subsidiaries. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action.

Insurance Holding Company Regulation

We operate as an insurance holding company and are subject to regulation in the jurisdictions in which we conduct business. These regulations require that each of our Insurance Company Subsidiaries in the system register with the insurance department of its state of domicile and furnish information concerning the operations

MEADOWBROOK INSURANCE GROUP, INC.

of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system which are domiciled in that state. The insurance laws similarly provide that all transactions among members of a holding company system must be fair and reasonable. Certain types of transactions between our Insurance Company Subsidiaries and the Company and our other affiliates generally must be disclosed to the state regulators, and prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator.

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

Insurance Regulation Concerning Change or Acquisition of Control

Star, Williamsburg, Ameritrust, and PIC are domestic property and casualty insurance companies organized under the insurance laws (the “Insurance Codes”) of Michigan, while Savers, Century and PROPIC are organized under the Insurance Codes of Missouri, Ohio, and Washington D.C., respectively. The Insurance Codes provide that acquisition or change of control of a domestic insurer or of any person that controls a domestic insurer (including the proposed transaction with Fosun) cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a “Form A”)

MEADOWBROOK INSURANCE GROUP, INC.

containing information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. Control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing ten percent or more of the voting securities of the company.

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

Membership in Insolvency Funds and Associations and Mandatory Pools

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of the annual premium written by a member in that state. For 2014, 2013, and 2012, assessments from insolvency funds were $5.3 million, $7.0 million, and $6.8 million, respectively. Most of these payments are recoverable through future policy surcharges and premium tax reductions.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. For 2014, 2013, and 2012, total assessments paid to all such facilities were $3.9 million, $4.2 million, and $4.9 million, respectively.

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

Effect of Federal Legislation

The Terrorism Risk Insurance Act, (“TRIA”), was enacted in November 2002. After several extensions, Congress enacted the Terrorism risk Insurance Program Reauthorization of 2015 (“Act”). The 2015 Act extends the Federal Terrorism Insurance Program until December 31, 2020. The Act continues to require insurance companies to offer terrorism coverage and provides compensation for insured losses resulting from acts of certified terrorism, subject to a program event trigger of $100.0 million for 2015, which will increase by 20.0 million each year until it reaches $200.0 million in 2020, after the insurer retains loss equal to 20% of its direct earned premium as permitted by the Act. There was no change to the insurer deductible under the Act. Insurers covered by the Act are also responsible for a 15% coinsurance of loss in excess of their stated retention

MEADOWBROOK INSURANCE GROUP, INC.

in 2015, such coinsurance will increase by 1 percentage point each year until it reaches 20% in 2020. Over 6 years the Company’s co-participation of the federal insurance quota share will increase from 15% to 20%. The Company currently purchases $140.0 million of terrorism protection under its workers’ compensation treaties to satisfy these obligations. The Company implemented a conservative strategy during 2014 addressing the possible non-renewal of the statute in relation to its exposure, which is specifically connected to employee concentrations in certain large hospitals. The Company imposed aggregate limits on certain workers’ compensation policies where previously statutory limits were extended as permitted; and/or non-renewed certain specific risks where other alternatives were not commercially feasible. The Company is actively engaged in evaluating alternatives and monitoring its aggregation exposures to terrorism on a regular basis, we will implement a strategy that conservatively addresses the increasing retentions under the Act.

Employees

At February 18, 2015, we employed 904 associates to service our clients and provide management services to our Insurance Company Subsidiaries as described below. We believe we have good relationships with our associates.

Available Information

Our Internet address is www.meadowbrook.com, where we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Statements of Beneficial Ownership (Forms 3, 4, and 5), and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy statements, and other information that we file at www.sec.gov. Our SEC reports can also be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with, or furnish to the SEC. The Charters of the Governance and Nominating Committee, the Compensation Committee, the Audit Committee and the Capital Strategy and Investment Committee, as well as the Board of Directors Governance Guidelines are also available on our website, or available in print to any shareholder who requests this information. In addition, our Compliance Code of Conduct and Business Ethics policy is available on our website, or in print to any shareholder who requests this information.

Glossary of Selected Insurance Terms

GAAP Terms

Book value per share
Total common shareholders' equity divided by the number of common shares outstanding.
Case reserves
Claim department estimates of anticipated future payments to be made on each specific individual reported claim.
Deferred acquisition costs
Primarily commissions and premium-related taxes that vary with, and are primarily related to, the production of new contracts and are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance GAAP.
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

MEADOWBROOK INSURANCE GROUP, INC.

Expense ratio
See “Underwriting expense ratio.”
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
Loss and LAE ratio
For GAAP, it is the ratio of incurred losses and loss adjustment expenses to net earned premiums. For SSAP, it is the ratio of incurred losses and loss adjustment expenses to net earned premiums.
Loss reserves
Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves. As the term is used in this document, “loss reserves” is meant to include reserves for both losses and LAE, unless stated otherwise.
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
Underwriting expense ratio
For GAAP, it is the ratio of GAAP underwriting expenses incurred to net earned premiums. For SSAP, it is the ratio of Statutory underwriting expenses incurred to net written premiums.

MEADOWBROOK INSURANCE GROUP, INC.

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
A.M. Best’s Capital Adequacy Ratio (BCAR)..
An integrated review of underwriting, financial and asset leverage. BCAR calculates the net required capital to support the financial risks of the company associated with the exposure of assets and underwriting to adverse economic and market conditions, and compares it to economic capital.
Combined Ratio (GAAP)
The statutory combined ratios modified to reflect GAAP accounting, as management evaluates the performance of our underwriting operations using the GAAP combined ratio. Specifically, the GAAP combined ratio is the sum of the loss and LAE ratio, plus the ratio of GAAP underwriting expenses (which include the change in deferred policy acquisition costs) to net premiums earned (expense ratio)
Combined Ratio (Statutory)
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

MEADOWBROOK INSURANCE GROUP, INC.

Premium leverage ratio (Gross / Net)
The ratio of gross / net written premium to consolidated statutory surplus.
Policyholders' surplus
As determined under SSAP, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet. Policyholders' surplus is also referred to as “surplus” or “statutory surplus” for statutory accounting purposes.
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
Underwriting gain or loss
Net earned premiums claims and claim adjustment expenses and insurance-related expenses.

MEADOWBROOK INSURANCE GROUP, INC.

 ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, including the information regarding forward-looking statements set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully consider the following risk factors, categorized by “Risks Related to Our Being Acquired by Fosun”, “Risks Related to Our Business”, “Risks Related to Our Industry” and “Risks Related to Our Common Stock”, which could materially affect our business, financial condition or results of operations in future periods.

Risks Related to Our Being Acquired by Fosun

The announcement and pendency of our agreement to be acquired by Fosun may have an adverse impact on our business.

On December 30, 2014, we entered into a merger agreement pursuant to which we will be acquired by Fosun through the merger of us with a subsidiary of Fosun. Under the terms of the transaction, our shareholders will receive $8.65 per share of our common stock, consisting of all cash. The transaction is expected to close in the second half of 2015. Various events, regulatory factors or other circumstances related to the merger agreement could have an impact on our results of operations, including:

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, including a termination under circumstances that could require us to pay a termination fee;
•	the inability or the failure to satisfy conditions to complete the merger, including insurance regulatory approvals, and negative impacts associated with actions required to be taken by us in order to obtain requisite regulatory approvals;
•	the failure of the merger to close for any other reason;
•	risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger;
•	adverse outcomes of pending or threatened litigation or government investigations relating to such transaction;
•	diversion of management’s attention from ongoing business concerns;
•	the effect of the announcement of the merger on our business relationships, operating results and our business generally, including effects on our relationships with agents, wholesalers, suppliers, customers, policyholders and regulators;
•	actions taken or conditions imposed by the governmental or regulatory authorities;
•	the impact of competition in the industries and in the specific markets in which we operate; and
•	the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

Our ability to write business is most influenced by our rating from A.M. Best (“A.M. Best”). A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders. On August 2, 2013, A.M. Best lowered Meadowbrook’s issuer credit rating, as well its financial strength ratings and downgraded the Company’s Insurance Company Subsidiaries’ financial strength rating from “A-” (Excellent) with a “negative” outlook to “B++” (Good) with a “stable” outlook. Subsequently, on

MEADOWBROOK INSURANCE GROUP, INC.

February 21, 2014, A.M. Best lowered Meadowbrook's issuer credit rating from bbb+ to bbb. A.M. Best affirmed the B++ financial strength rating of our Insurance Company Subsidiaries, but lowered the outlook for this rating from “stable” to “negative.” On January 5, 2015, A.M. Best placed under review with positive implications the issuer credit rating of “bb” of Meadowbrook, and also placed the financial strength rating of B++ (Good) and the ICRs of “bbb” under review with positive implications for our Insurance Company Subsidiaries.

Our results of operations could be materially and adversely impacted by the foregoing ratings. The adverse impact could include loss of current and potential independent agents and insureds who may choose to transact their business with more highly rated competitors. In addition, we may face a significant reduction in the number of insurance contracts we write and the loss of substantial business to our competitors that maintain higher ratings, which would cause premiums and earnings to decrease. The rating changes could negatively impact our ability to raise capital and have a negative impact on our overall liquidity. Because lenders and reinsurers will use our A.M. Best ratings as a factor in deciding whether to transact business with us, the current ratings of our Insurance Company Subsidiaries or their failure to maintain the current ratings may dissuade a financial institution or reinsurance company from conducting any business with us or may increase our interest or reinsurance costs. There can be no assurance that the Company will not be further downgraded.

In response to the downgrade by A.M. Best, on August 4, 2013, the Insurance Company Subsidiaries entered into a 100% quota share reinsurance agreement(s) with State National Insurance Company, National Specialty Insurance Company and United Specialty Insurance Company (collectively, “SNIC”), which provides the Insurance Company Subsidiaries the use of an “A” rated policy of insurance for a portion of its business where an “A” rated policy issuer is required. The costs associated with these agreements could negatively impact our results of operations. A further downgrade of the Company could increase the cost for this agreement, as well as require us to post additional collateral. In addition, a change in the A.M. Best rating of the policy issuance company could have a material adverse impact upon our business. There can be no assurance that the Company will not need to enter into additional policy issuance agreements.

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

We compete with a large number of other companies in our selected lines of business. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher financial strength ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than us. Insurers in our markets generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage. Although pricing is influenced to some degree by that of our competitors, it is not in our best interests to compete solely on price, and we may from time-to-time experience a loss of market share during periods of intense price competition. A number of new, proposed or potential legislative or industry developments could further increase competition in our industry including, but not limited to:

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

MEADOWBROOK INSURANCE GROUP, INC.

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

One of our predominate lines of business is workers’ compensation (47.8% of net earned premiums in 2014), which has a high concentration in California. Accordingly, unfavorable business, economic or regulatory conditions in this state could negatively impact our business. California is also exposed to climate and environmental changes, natural perils such as earthquakes, water supplies, and the possibility of pandemics or terrorist acts. Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification. Refer to Note 5 ~ Reinsurance for further information regarding our reinsurance structure related to workers’ compensation business.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

MEADOWBROOK INSURANCE GROUP, INC.

Difficult conditions in the global capital markets and the economy potentially could materially and adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the United States economy generally, both in the United States and elsewhere around the world. Recently, concerns over the slow economic recovery, the level of United States national debt, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and global capital markets going forward. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the United States economy. Although liquidity has improved, the market for fixed income instruments continues to experience some price volatility, credit downgrade events and elevated probabilities of default.

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

The successful implementation of our business model depends on our ability to adapt to evolving technologies and industry standards and introduce new products and services. We cannot assure you that we will be able to introduce new products or services, or that any new products will achieve market acceptance.

MEADOWBROOK INSURANCE GROUP, INC.

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

We are a holding company that transacts the majority of our business through our Insurance Company Subsidiaries. Our ability to meet our obligations on our outstanding debt, and to pay our expenses and shareholder dividends, depends upon the dividend paying capacity of our Insurance Company Subsidiaries. We will be limited by the earnings of our Insurance Company Subsidiaries, and the distribution or other payment of such earnings to it in the form of dividends, loans, advances or the reimbursement of expenses. Payments of dividends to us by our Insurance Company Subsidiaries are subject to various business considerations and restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to revised restrictions in the future. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including RBC ratios and BCAR. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the

MEADOWBROOK INSURANCE GROUP, INC.

Insurance Company Subsidiaries generating net income. As a result, at times, we may not be able to receive dividends from our Insurance Company Subsidiaries in amounts necessary to meet our debt obligations, to pay shareholder dividends on our capital stock or to pay corporate expenses. Therefore, the inability of our Insurance Company Subsidiaries to pay dividends or make other distributions could have a material adverse effect on our business and financial condition.

Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements could subject us to regulatory action.

Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements (which we are in compliance with as of December 31, 2014) imposed under the laws of their respective states of domicile and each state in which they issue policies. Any failure by one of our Insurance Company Subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action. This may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. A decline in the risk based capital ratios of our Insurance Company Subsidiaries could limit their ability to make a dividend to us and could be a factor in causing rating agencies to downgrade our ratings. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Company Subsidiaries, which we may not be able to do.

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

In certain jurisdictions, when the insured pays premium for these policies to producers for payment, the premium might be considered to have been paid under applicable insurance laws and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premium from the producer. Consequently, we assume a degree of credit risk associated with producers. Although producers’ failures to remit premiums to us have not caused a material adverse impact on us to date, there may be instances for which producers collect premium but do not remit it to us, and we may nevertheless be required under applicable law to provide the coverage set forth in the policy. Because the possibility of these events is dependent in large part upon the financial condition, cash flows, and internal operations of our producers, we may not be able to quantify any potential exposure presented by the risk. If we are unable to collect premium from our producers in the future, our financial condition and results of operations could be materially and adversely affected.

Two of our core selected producers accounts for a large portion of our premium volume, loss of business provided by this entity could adversely affect us.

Our largest producers in 2014 were Midwest General Insurance Agency, LLC, which in combination with its affiliates, accounted for 14.6% of our gross written premium and our food service industry producer which accounted for 10.9% of gross written premium. All other producers were less than 10% of our gross written premium. We do not have an exclusive relationship with either agency, and there can be no assurance that this relationship will continue in the future. If either agency reduces their marketing of our products or moves some or all of its business to another carrier, then our business, financial condition, results of operations and cash flows may be adversely affected.

Our performance is dependent on the continued services and performance of our senior management and other key personnel.

The success of our business is dependent on our ability to retain and motivate our senior management and key management personnel and their efforts. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition, results of operations,

MEADOWBROOK INSURANCE GROUP, INC.

and cash flows. We have existing employment or severance agreements with Robert S. Cubbin, Christopher J. Timm, Karen M. Spaun, Michael G. Costello, James M. Mahoney and other senior executives. We maintain a “key person” life insurance policy on Robert S. Cubbin, our President and CEO. The loss of any of these officers or other key personnel could cause our ability to implement our business strategies to be delayed or hindered.

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

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.

Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, to underwrite and process our business; make claim payments; provide customer service; provide policy administration services, such as endorsements, cancellations and premium collections; comply with insurance regulatory requirements; and perform actuarial and other analytical functions necessary for pricing and product development. We have established security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Our security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions.

Despite these efforts, our systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery planning may be ineffective or inadequate. Information technology security threats from user error to cybersecurity attacks are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. No cybersecurity attack has had a material impact on our financial condition, results of operations or liquidity. However, the potential consequences of a material cybersecurity attack include reputational damage, litigation with third parties, and increased cybersecurity protection and remediation costs. A sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions. We could also be subject to fines and penalties from a security breach. The cost to remedy a severe breach could be substantial.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

The trading price of our common stock may fluctuate substantially due to a variety of factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could be significant and could cause a loss in the amount invested in our shares of common stock. Factors that could cause fluctuations include, but are not limited to, the following:

•	Variations in our actual or anticipated operating results or changes in the expectations of financial market analysts with respect to our results;
•	Investor perceptions of the insurance industry in general and the Company in particular;
•	Market conditions in the insurance industry and any significant volatility in the market;
•	Major catastrophic events; and
•	Departure of key personnel.
•	Perceptions regarding the timing and likelihood of consummating the proposed transaction with Fosun.

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

We are also subject to the laws of Michigan, Ohio, California, Washington D.C., Missouri, and other states, which govern insurance holding companies. Under these laws, a person generally must obtain the applicable Insurance Department’s approval to acquire, directly or indirectly, five to ten percent or more of the outstanding voting securities of our Insurance Company Subsidiaries. An Insurance Department’s determination of whether to approve an acquisition would be based on a variety of factors, including an evaluation of the acquirer’s financial stability, the competence of its management, and whether competition in that state would be reduced. These laws may prevent, delay or defer a change of control of us or our Insurance Company Subsidiaries. The proposed transaction with Fosun is subject to regulatory approval by insurance departments for the states of Michigan, Ohio, Missouri, California and Washington D. C., which could either delay or prevent the execution of the transaction.

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

We lease 60,000 square feet of office space in Westerville, Ohio that expires in 2024.

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

MEADOWBROOK INSURANCE GROUP, INC.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable

MEADOWBROOK INSURANCE GROUP, INC.

PART II

ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholder Information Corporate Headquarters	Transfer Agent & Registrar
26255 American Drive	Computershare Shareowner Services LLC
Southfield, MI 48034-6112	P.O. Box 43006
Phone: (248) 358-1100	Providence, RI 02940-3006
Independent Registered Public Accounting Firm
Ernst & Young LLP	Stock Listing	Corporate Headquarters
One Kennedy Square, Suite 1000	New York Stock Exchange	26255 American Drive
777 Woodward Avenue	Symbol: MIG	Southfield, MI 48304-6112
Detroit, MI 48226-5495
Corporate Counsel
Sidley Austin LLP
One South Dearborn Street
Chicago, IL 60603-2302

Shareholder Relations and Form 10-K

A copy of our 2014 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters, or contact:

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
1-800-442-8134

Or visit their website at www.cpushareownerservices.com

Share Price and Dividend Information

Our common stock is traded on the New York Stock Exchange under the symbol “MIG.” The following table sets forth the high and low sale prices of our common shares as reported by the NYSE and our quarterly dividends declared for each period shown:

December 31, 2014	High	Low	Dividends
First Quarter	$7.00	$5.24	$0.02
Second Quarter	7.20	5.27	0.02
Third Quarter	7.28	5.66	0.02
Fourth Quarter	8.63	5.76	0.02

MEADOWBROOK INSURANCE GROUP, INC.

December 31, 2013	High	Low	Dividends
First Quarter	$7.44	$5.79	$0.02
Second Quarter	8.26	6.84	0.02
Third Quarter	8.90	5.87	0.02
Fourth Quarter	7.46	6.17	0.02

When evaluating the declaration of a dividend, our Board of Directors considers a variety of factors, including but not limited to, our cash flow, liquidity needs, results of operations strategic plans, industry conditions, our overall financial condition and other relevant factors. As a holding company, the ability to pay cash dividends is partially dependent on dividends and other permitted payments from our subsidiaries which may be subject to limitations under applicable insurance regulations. In 2014 and 2013, the Insurance Company Subsidiaries paid dividends to our holding company of $20.0 million and $14.0 million, respectively.

For additional information regarding dividend restrictions, refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis.

Shareholders of Record

As of February 18, 2015, there were 221 shareholders of record of our common stock. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.

Purchase of Equity Securities by the Issuer

There have been no repurchases of shares of our common stock in 2014 or 2013.

MEADOWBROOK INSURANCE GROUP, INC.

Performance Graph

The following graph sets forth, for the five year period ended December 31, 2014, the cumulative total shareholder return for the Company’s common stock, the Russell 2000 Index, and a published industry index. The graph assumes the investment of $100 on December 31, 2009 in Common Stock of the Company, the Russell 2000 Index, and such published index. The stock price performance represented on the following graph is not necessarily indicative of future stock price performance.

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

Meadowbrook Insurance Group, Inc.

Total Return Performance
Meadowbrook Insurance Group, Inc.
Russell 2000
SNL Insurance $2.5B-$10B
Index Value
300
250
200
150
100
50
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Meadowbrook Insurance Group, Inc.	100.00	140.61	149.00	82.41	100.34	123.58
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Insurance $2.5B-$10B	100.00	115.12	118.14	142.48	187.40	225.53

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

MEADOWBROOK INSURANCE GROUP, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share and ratio data)
Income Statement Data:
Gross written premiums	$742,464	$944,011	$1,066,633	$904,026	$801,901
Net written premiums	601,237	691,637	797,502	776,253	693,599
Net earned premiums	643,271	697,417	854,259	747,635	659,840
Net commissions and fees	43,173	39,512	34,049	32,115	34,239
Net investment income	45,142	46,473	53,143	54,522	54,173
Net realized gains	10,939	7,769	55,312	2,949	1,817
Total revenue	742,525	791,171	996,763	837,221	750,069
Net losses and LAE	420,808	549,037	677,684	495,351	399,650
Policy acquisition and other underwriting expenses	236,271	225,510	274,066	250,535	228,182
General selling & administrative expenses	31,972	25,789	24,463	24,775	22,494
General corporate expense	6,454	3,997	3,572	400	5,668
Amortization expense	3,988	4,237	7,296	4,973	4,966
Goodwill impairment expense	—	115,397	—	—	—
Interest expense	13,899	12,950	8,429	8,347	9,458
Income (loss) before income taxes and equity earnings	29,133	(145,746)	1,253	52,840	79,651
Equity earnings of affiliates, net of tax	3,609	3,441	2,652	2,418	2,263
Equity earnings (losses) of unconsolidated subsidiaries, net of tax	21	(965)	2	(57)	473
Net income (loss)	28,657	(112,310)	11,749	43,032	58,973
Earnings (loss) per share - Diluted	$0.57	$(2.25)	$0.23	$0.82	$1.09
Dividends paid per common share	$0.08	$0.08	$0.17	$0.17	$0.13

Balance Sheet Data:
Total investments and cash and cash equivalents	$1,662,521	$1,667,804	$1,651,592	$1,487,680	$1,345,257
Total assets	2,679,774	2,761,842	2,713,274	2,370,098	2,170,943
Loss and LAE reserves	1,590,359	1,616,521	1,455,980	1,194,977	1,065,056
Debt	151,282	160,723	78,500	28,375	37,750
Debentures	80,930	80,930	80,930	80,930	80,930
Shareholders' equity	457,633	413,413	558,279	585,151	540,403
Book value per share	$9.14	$8.29	$11.22	$11.46	$19.15

Other Data:
GAAP ratios (insurance companies only):
Net loss and LAE ratio	65.4%	78.7%	79.3%	66.3%	60.6%
Expense ratio	36.7%	32.3%	32.1%	33.5%	34.6%
Combined ratio (1)	102.1%	111.0%	111.4%	99.9%	95.2%
Accident year combined ratio (2)	102.4%	101.2%	101.4%	98.8%	99.9%
Total (favorable) adverse development on prior years	$(1,741)	$68,400	$85,515	$7,311	$(31,003)

(1)	The combined loss and expense ratio (or combined ratio), expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance business. The combined ratio is a statutory (non-GAAP) accounting measurement, which represents the sum of (i) the ratio of losses and loss expenses to net premiums earned (loss ratio), plus (ii) the ratio of underwriting expenses to net premiums written (expense ratio). The combined ratios above have been modified to reflect GAAP accounting, as management evaluates the performance of our underwriting operations using the GAAP combined ratio. Specifically, the GAAP combined ratio is the sum of the loss ratio, plus the ratio of GAAP underwriting expenses (which include the change in deferred policy acquisition costs) to net premiums earned (expense ratio). When the combined ratio is under 100% underwriting results are generally considered profitable; when the combined ratio is over 100% underwriting results are generally considered unprofitable.
(2)	The accident year combined ratio is a non-GAAP measure that excludes changes in net ultimate loss estimates from prior accident year loss reserves. The accident year combined ratio provides management with an assessment of the specific policy year’s profitability (which matches policy pricing with related losses) and assists management in their evaluation of product pricing levels and quality of business written. Management uses accident year combined ratio as one component to assess the Company's current year performance and as a measure to evaluate, and if necessary, adjust current year pricing and underwriting.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This annual report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: actual loss and loss adjustment expenses exceeding our reserve estimates; competitive pressures in our business; the failure of any of the loss limitation methods we employ; a failure of additional capital to be available or only available on unfavorable terms; our geographic concentration and the business and economic conditions, natural perils, man made perils, and regulatory conditions within our most concentrated region; our ability to appropriately price the risks we underwrite; goodwill impairment risk employed as part of our growth strategy; actions taken by regulators, rating agencies or lenders, including the impact of the downgrade by A.M. Best of the Company’s Insurance Company Subsidiaries’ financial strength rating, A.M. Best’s downgrade of our issuer credit rating and any other future action by A.M. Best with respect to such ratings; increased risks or reduction in the level of our underwriting commitments due to market conditions; a failure of our reinsurers to pay losses in a timely fashion, or at all; interest rate changes; continued difficult conditions in the global capital markets and the economy generally; market and credit risks affecting our investment portfolio; liquidity requirements forcing us to sell our investments; a failure to introduce new products or services to keep pace with advances in technology; the new federal financial regulatory reform; our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries; minimum capital and surplus requirements imposed on our Insurance Company Subsidiaries; our reliance upon producers, which subjects us to their credit risk; loss of one of our core selected producers; our dependence on the continued services and performance of our senior management and other key personnel; our reliance on our information technology and telecommunications systems; managing technology initiatives and obtaining the efficiencies anticipated with technology implementation; a failure in our internal controls; the cyclical nature of the property and casualty insurance industry; severe weather conditions and other catastrophes; the effects of litigation, including the previously disclosed arbitration and class action litigation or any similar litigation which may be filed in the future; state regulation; assessments imposed upon our Insurance Company Subsidiaries to provide funds for failing insurance companies, and risks and uncertainties relating to the proposed transaction with Fosun, including the risk that the Company’s shareholders do not approve the transaction; uncertainties as to the timing of the transaction; the risk that regulatory or other approvals required for the transaction are not obtained or are obtained subject to conditions that are not anticipated; competitive responses to the transaction; litigation relating to the transaction; disruptions of current plans and operations caused by the announcement and pendency of the proposed transaction; potential difficulties in employee retention as a result of the announcement and pendency of the proposed transaction; and disruption from the proposed transaction making it more difficult to maintain relationships with agents, wholesalers, suppliers, customers, policyholders and regulators.

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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

Losses and Loss Adjustment Expenses

Significant periods of time can elapse between the occurrence of a loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid losses and LAE, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and LAE.

We establish a liability for losses and LAE, which represents case based estimates of reported unpaid losses and LAE and actuarial estimates of IBNR and LAE. Such liabilities, by necessity, are based upon estimates and, while we believe the amount of our reserves is adequate, the ultimate liability may be greater or less than the estimate. As of December 31, 2014 and 2013, we have accrued $1,590.4 million and $1,616.5 million of gross loss and LAE reserves, respectively.

Components of Losses and Loss Adjustment Expense

The following table sets forth our gross and net reserves for losses and LAE based upon an underlying source of data, at December 31, 2014 (in thousands):

	Case	IBNR	Total
Direct	$539,888	$788,186	$1,328,074
Assumed-Directly Managed (1)	55,316	151,885	207,201
Assumed-Residual Markets (2)	10,152	12,842	22,994
Assumed-MFH	10,383	5,707	16,090
Assumed-Other	5,650	10,350	16,000
Gross	621,389	968,970	1,590,359
Less Ceded	143,728	375,802	519,530
Net	$477,661	$593,168	$1,070,829

(1)	“Directly Managed” represents business managed and processed by our underwriting, claims, and loss control departments, utilizing our internal systems and related controls.
(2)	“Residual Markets” represent mandatory pooled workers’ compensation business allocated to individual insurance company writers based on the insurer’s market share in a given state.

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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The following table sets forth our net case and IBNR reserves for losses and LAE by line of business at December 31, 2014 (in thousands):

	Net Case	Net IBNR	Total
Workers' Compensation	$233,145	$235,943	$469,088
Residual Markets	10,682	14,218	24,900
Commercial Multiple Peril/General Liability	160,680	283,644	444,324
Commercial Automobile	55,613	48,304	103,917
Other	17,541	11,059	28,600
Total	$477,661	$593,168	$1,070,829

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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

Claims for short-tail lines of business settle quicker than long-tail lines of business, and in general, loss development factors for short-tail lines are smaller than long-tail lines. For long-tail lines, we tend to rely on initial expected loss methods throughout the current accident year then typically move to development factor based methods for older accident years. Development methods on short-tail lines are generally reliable in the third and fourth quarter of the initial accident year and recorded loss ratios reflect a blend of the development and forecast methods. Short-tail lines represent 2% of our total reserves at December 31, 2014.

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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. In particular, the development factor based methods all have as a key assumption that the development of losses in the future will follow a pattern similar to those measured by past experience and as adjusted either explicitly or by actuarial judgment. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple and varied factors. With respect to the ultimate estimates for losses and LAE, the key methods remained consistent for the years ended December 31, 2014 and 2013. We reviewed the key assumptions that underlie the actuarial standard methods and made the appropriate adjustments to reflect the emergence of claim activity.

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

One implicit assumption underlying development patterns is that the claims inflation trends will continue into the future similar to their past patterns. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, our actuarial department derives expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2014 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. General inflation trends have been fairly stable over the past several years but there have been fluctuations of one to two percent over the past ten years and therefore we used a one percent annual inflation variance factor. The effect differed by line of business but overall was a four percent change in reserve adequacy or approximately $24.9 million effect on after tax net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

An explicit assumption used in the analysis is the set of initial expected loss ratios (“IELRs”) used in the current accident year reserve projections and in some of the prior accident year ultimate loss indications. To estimate the sensitivity of the estimated ultimate loss to a change in IELRs, the actuarial department recast the loss reserve indications using a set of IELRs all one percent higher than the final IELRs. The overall impact of a one percent change in IELRs would be a corresponding one percent change in reserve adequacy or a $5.7 million effect on after tax net income. Often the loss ratios by line of business will vary from the IELR in different directions causing them to partially offset each other. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.

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

Our range of loss and LAE reserves table shows that presently we estimate them as going from favorable development of 10.9% to unfavorable of 10.9%. The range was evaluated based on the ultimate loss estimates from the actuarial methods described above.

Pre-tax Impact on Earnings from a Variance in Future Loss Payments and Case Reserves as of December 31, 2014
(in thousands)
Line of Business	Minimum Reserve Range		Maximum Reserve Range
Workers' Compensation	$(36,303)	-7.7%	$35,483	7.6%
Residual Markets	(1,744)	-7.0%	746	3.0%
Commercial Multiple Peril / General Liability	(68,863)	-15.5%	70,640	15.9%
Commercial Automobile	(8,345)	-8.0%	8,276	8.0%
Other	(1,765)	-6.2%	1,832	6.4%
Total	$(117,020)	-10.9%	$116,977	10.9%

The range of loss and LAE reserves at December 31, 2014 had a minimum reserve estimate of $953.8 million and a maximum reserve estimate of $1,187.8 million.

The range of loss and LAE reserves at December 31, 2013 had a minimum reserve estimate of $971.8 million and a maximum reserve estimate of $1,210.0 million. At December 31, 2013 we recorded the loss and LAE reserves at $1,111.1 million. At December 31, 2014, re-estimated loss and LAE reserves for December 31, 2013 were $1,109.3 million which was within our 2013 loss and LAE estimated reserve range.

The sensitivity around our workers’ compensation reserves primarily reflects the size and the maturity of the underlying book of business. Our workers’ compensation reserves represent 46% of our total reserves at December 31, 2014.

The sensitivity around our commercial multiple peril and general liability reserves primarily reflects the longer duration of reserves relating to our liability excess program, which started in 2003 and was terminated in 2012, and our construction defect exposure, which together represent approximately 34% of the $444.3 million reserves in this line of business as of December 31, 2014. These lines of business are subject to greater uncertainty and volatility than the remainder of our book of business.

The sensitivity around our commercial automobile reserves primarily reflects the speed of reporting of the underlying losses, as well as the maturity of the case law surrounding automobile liability.

The sensitivity around the other lines of business primarily reflects the size of the underlying book of business. Our other reserves represent 3% of total reserves at December 31, 2014. A large portion of these

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

reserves represent professional liability programs which tend to be claims-made, therefore reducing the volatility that is inherent in a smaller book of business. Another large portion represents property claims, which have a shorter reporting and payout pattern than liability and workers’ compensation claims.

All of our reserves are sensitive to changes in the underlying claim payment and case reserving practices, as well as the other sources of variations mentioned above.

Reinsurance Recoverables

Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR losses and LAE. Such recoverables, by necessity, are based upon estimates. Reinsurance does not legally discharge us from our legal liability to our insureds, but it does make the assuming reinsurer liable to us to the extent of the reinsurance ceded. Instead of being netted against the appropriate liabilities, ceded unearned premiums and reinsurance recoverables on paid and unpaid losses and LAE are reported separately as assets in our consolidated balance sheets. Reinsurance recoverable balances are also subject to credit risk associated with the particular reinsurer. In our selection of reinsurers, we continually evaluate their financial stability. While we believe our reinsurance recoverables are collectible, the ultimate ceded reserve recoverable may be greater or less than the amount accrued. At December 31, 2014 and 2013, reinsurance recoverables on paid and unpaid losses were $535.4 million and $519.9 million, respectively.

In our risk-sharing programs, we are subject to credit risk with respect to the payment of claims by our clients’ captive, rent-a-captive, large deductible programs, indemnification agreements, or on the portion of risk either ceded to the captives, or retained by the clients. The capitalization and credit worthiness of prospective risk-sharing partners is one of the factors we consider upon entering into and renewing risk-sharing programs. We collateralize balances due from our risk-sharing partners through funds withheld trusts or stand-by letters of credit issued by highly rated banks. We have historically maintained an allowance for the potential uncollectibility of certain reinsurance balances due from some risk-sharing partners, some of which may be in dispute. At the end of each quarter, an analysis of these exposures is conducted to determine the potential exposure to uncollectibility. At December 31, 2014, we believe this allowance is adequate. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk-sharing partners. No assurance can be given, however, regarding the future ability of our risk-sharing partners to meet their obligations.

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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

Meadowbrook Insurance Group, Inc.
Consolidated Statutory Surplus to GAAP Shareholders' Equity
For Period Ending: December 2014

Statutory Consolidated Surplus		510,999

Statutory to GAAP differences:
Deferred policy acquisition costs	60,862
Unrealized gain on investments	21,414
Non-admitted assets and other	(15,553)

Total Statutory to GAAP differences		66,723

Total Non-Regulated Entities (1)		(120,089)

GAAP Consolidated Shareholders' Equity		457,633

(1)	Total includes $80,930 of debentures and $121,282 of debt

Net Operating Income (Loss) and Net Operating Income (Loss) Per Share

Net operating income (loss) and net operating income (loss) per share are non-GAAP measures that represent net income (loss) excluding net realized gains, net of tax. The most directly comparable financial GAAP measures to net operating income (loss) and net operating income (loss) per share are net income (loss) and net income (loss) per share, respectively. Net operating income (loss) and net operating income (loss) per share are intended as supplemental information and are not meant to replace net income (loss) nor net income (loss) per share. Net operating income (loss) and net operating income (loss) per share should be read in conjunction with the GAAP financial results. The following is a reconciliation of net operating income (loss) to net income (loss), as well as net operating income (loss) per share to net income (loss) per share:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Net operating income (loss) (1)	$21,547	$(117,908)	$(28,401)
Net realized gains, net of tax	7,110	5,598	40,150
Net income (loss)	$28,657	$(112,310)	$11,749

Diluted earnings (loss) per common share:
Net operating income (loss)	$0.43	$(2.36)	$(0.57)
Net income (loss)	$0.57	$(2.25)	$0.23
Diluted weighted average common shares outstanding	50,063,953	49,871,587	50,177,484

(1)	After-tax non- cash goodwill impairment represented $101.6 million (or $2.04 loss per diluted share) of the 2013 net operating loss.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

We use net operating income (loss) and net operating income (loss) per share as components to assess our performance and as measures to evaluate the results of our business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the net effect of realized gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available for sale and not held for trading purposes. Realized gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. In 2014, realized gains before tax were $10.9 million, compared to $7.8 million of realized gains in 2013. Realized gains in 2012 were $55.3 million that were generated by the sale of a large portion of our investment portfolio. Accordingly, net operating income (loss) excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying loss or profitability of our business. We believe that it is useful for investors to evaluate net operating income (loss) and net operating income (loss) per share, along with net income (loss) and net income (loss) per share, when reviewing and evaluating our performance.

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

	For the Years Ended December 31,
	2014	2013	2012
Accident year loss and LAE ratio	65.7%	68.9%	69.3%
Increase in net ultimate loss estimates on prior year loss reserves	(0.3)%	9.8%	10.0%
Net loss & LAE ratio	65.4%	78.7%	79.3%

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

Year-to-Date Developments

On December 30, 2014 Fosun International Limited (HKEx stock code: 00656, together with its subsidiaries, “Fosun”) and the Company announced each entered into a definitive agreement under which Fosun will acquire all of the issued and outstanding common stock of the Company. The transaction follows a thorough review of strategic alternatives by the Company’s Board of Directors and represents a 24% premium over the Company’s closing price on December 29, 2014 and a premium of 39% to the Company’s three-month average closing price for the period ending December 29, 2014. The transaction also represents a multiple of approximately 1.04x the Company’s tangible book value per share as of September 30, 2014.

The transaction is subject to the approval of the Company’s shareholders as well as regulatory approvals and the satisfaction of other specified closing conditions. The transaction is expected to be completed in the second half of 2015.

See “Risks Related to Our Being Acquired by Fosun.”

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Results of Operations

Executive Overview

Net income for the year ended December 31, 2014 was $28.7 million, or $0.57 per diluted share, compared to a net loss of ($112.3 million), or ($2.25) per diluted share, for the year ended December 31, 2013. Net operating income, a non-GAAP measure, for the year ended December 31, 2014 was $21.5 million, or $0.43 per diluted share, compared to a net operating loss of ($117.9 million), or ($2.36) per diluted share in 2013. The 2014 net income includes $7.1 million, or $0.14 per diluted share, of after-tax realized gains, compared to $5.6 million, or $0.11 per diluted share, in 2013. The 2013 results were largely impacted by an after-tax goodwill impairment of ($101.6 million), or ($2.04) per share.

Our GAAP combined ratio was 102.1% for the year ended December 31, 2014, compared to 111.0% in 2013. Excluding the impact of the Multiple Line Quota Share Treaty with Swiss Reinsurance America Corporation (“Swiss Re”), the GAAP combined ratio was 101.8% for the year ended December 31, 2014, compared to 107.9% for the year ended December 31, 2013. Our accident year combined ratio was 102.4% for the year ended December 31, 2014, compared to 101.2% in 2013.

The year to date 2014 results were impacted by the decrease in net ultimate loss estimates for 2013 and prior accident years, which reduced the GAAP combined ratio by 0.3 percentage points. The year to date 2013 results included an increase in net ultimate loss estimates for 2012 and prior accident years, which increased the GAAP combined ratio by 9.8 percentage points.

Results of Operations - 2014 compared to 2013:

The net income for the year ended December 31, 2014 was $28.7 million, or $0.57 per dilutive share, compared to net loss of ($112.3 million), or ($2.25) per dilutive share, for the comparable period of 2013. Net operating income, a non-GAAP measure, for the year ended December 31, 2014 was $21.5 million, or $0.43 per diluted share, compared to net operating loss of ($117.9 million), or ($2.36) per diluted share for the year ended December 31, 2013. The 2013 net operating loss, excluding the goodwill impairment, was ($16.3 million), or ($0.33) per diluted share; there was no goodwill impairment in 2014. Refer to Note 14 – Goodwill and Other Intangible Assets of the Notes to the Consolidated Financial Statements, for additional information specific to the goodwill impairment. Total diluted weighted average shares outstanding for the year ended December 31, 2014, were 50,063,953, compared to 49,871,587 the comparable period in 2013. The increase primarily reflects the impact of share issuances pursuant to our 2013 long term incentive plan.

Revenues - 2014 compared to 2013

Revenues for the year ended December 31, 2014 decreased $48.7 million, or 6.1%, to $742.5 million, from $791.2 million for the comparable period in 2013. This decrease primarily reflects reduced premium levels.

The following table sets forth the components of revenues (in thousands):

	For the Years Ended December 31,
	2014	2013
Revenue:
Net earned premiums	$643,271	$697,417
Management administrative fees	17,891	16,034
Claims fees	6,668	7,065
Commission revenue	18,614	16,413
Net investment income	45,142	46,473
Net realized gains	10,939	7,769
Total revenue	$742,525	$791,171

Net earned premiums decreased $54.1 million, or 7.8%, to $643.3 million for the year ended December 31, 2014, from $697.4 million in the comparable period in 2013. The decrease in premium is attributed to the

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

termination of, or premium volume reductions in certain programs where pricing and underwriting did not meet the Company’s underwriting standards and was offset by an overall 9.1% earned rate increase, which exceeded the Company’s estimated loss ratio trend of 1.9%.

Net commission and fee revenue increased $3.7 million, or 9.3%, to $43.2 million for the year ended December 31, 2014, from $39.5 million for the comparable period in 2013. This increase was driven primarily by commission revenues generated from our subsidiary US Specialty Underwriters (“USSU”) that are no longer considered intercompany and as a result are not eliminated in consolidation as they are now written by SNIC carriers. This increase did not impact the Company’s consolidated financial results as there is a corresponding increase in the expenses from net commission and fee operations. The remainder of the increase in commission and fee revenue was the result of increased agency commission revenue attributable to a recently acquired agency.

Net investment income decreased by $1.4 million, or 3.0%, to $45.1 million for the year ended December 31, 2014, from $46.5 million for the comparable period in 2013. The decrease reflects the impact of lower reinvestment rates in 2014.

Net realized gains increased by $3.1 million, to a $10.9 million gain for the year ended December 31, 2014, from a $7.8 million gain for the comparable period in 2013. The increase in realized gains primarily relates to the rebalancing of the equity portfolio in accordance with the Company’s investment policy.

Expenses - 2014 compared to 2013

Expenses decreased $223.5 million from $936.9 million for the year ended December 31, 2013 to $713.4 million for the year ended December 31, 2014. The decrease primarily is attributed to the $115.4 million goodwill impairment and $68.4 million of unfavorable development on prior years that was recorded during 2013.

The following table sets forth the components of expenses (in thousands):

	For the Years Ended December 31,
	2014	2013
Expense:
Net losses and loss adjustment expenses	$420,808	$549,037
Policy acquisition and other underwriting expenses	236,271	225,510
General selling & administrative expenses	31,972	25,789
General corporate expenses	6,454	3,997
Amortization expense	3,988	4,237
Goodwill impairment expense	—	115,397
Interest expense	13,899	12,950
Total expenses	$713,392	$936,917

Net loss and loss adjustment expenses (“LAE”) decreased $128.2 million to $420.8 million for the year ended December 31, 2014, from $549.0 million for the same period in 2013. Our loss and LAE ratio was 65.4% for the year ended December 31, 2014 and 78.7% for the year ended December 31, 2013. The loss and LAE ratio for the year ended December 31, 2014 includes a 0.3 percentage point decrease from net ultimate loss estimates for accident years 2013 and prior, whereas the 2013 results include a 9.8 percentage point increase from net ultimate loss estimates for accident years 2012 and prior. The accident year loss and LAE ratio was 65.7% for the year ended December 31, 2014, down from 68.9% in the comparable period in 2013. Additional discussion of our reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses increased $10.8 million, to $236.3 million for the year ended December 31, 2014, from $225.5 million for the same period in 2013. Our expense ratio increased 4.4 percentage points to 36.7% for the year ended December 31, 2014, from 32.3% for the same period in 2013. Excluding the impact of the quota share surplus relief treaty, the year to date expense ratio was 37.0% for 2014

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

compared to 33.3% for 2013. The 3.7% increase primarily reflects the cost associated with the use of an unaffiliated “A” rated insurance company for policy issuance which added 1.7 percentage points; a shift in the mix of business which includes business with a higher average commission rate; deleveraging impact of the anticipated reduction in earned premium associated with the Company’s efforts to terminate unprofitable business; and the impacts of a special incentive bonus.

General, selling and administrative expenses increased $6.2 million, to $32.0 million in 2014 from $25.8 million in 2013. The increase was driven by the USSU commission expense, which is no longer considered intercompany expense, and by increased agency commission expense attributable to a recently acquired agency. The increase attributed to the USSU commission expense did not impact our consolidated financial results, as there is a corresponding increase in the commission revenues.

Federal income tax expense for the year ended December 31, 2014 was $4.0 million, or 13.8% of income before taxes, compared to a benefit of $31.1 million, or 21.3% of income before taxes for the same period in 2013. Income tax expense on net capital gains and the change in our valuation allowance on deferred tax assets was $3.8 million for the year ended December 31, 2014, compared to $2.1 million for the year ended December 31, 2013. The 2013 tax rate is primarily due to the large tax benefit generated from underwriting losses resulting from adverse loss development offset by the tax expense on net investment income and realized gains. The effective tax rate on net investment income in 2014 was 20.5%, driven by the level of tax exempt investments, compared to 20.8% for the year ended December 31, 2013. The 2014 effective tax rate on underwriting results and profits from net commissions and fees was 33.5% compared to 2013 of 21.5%. The 2014 effective tax rate on realized gains was 35.0% compared to 27.9% in 2013. The proportion of these three components of 2014 net income resulted in the 13.8% overall effective tax rate.

Results of Operations - 2013 compared to 2012:

The net loss for the year ended December 31, 2013 was ($112.3 million), or ($2.25) per dilutive share, compared to net income of $11.7 million, or $0.23 per dilutive share, for the comparable period of 2012. Net operating loss, a non-GAAP measure, for the year ended December 31, 2013 was ($117.9 million), or ($2.36) per diluted share, compared to net operating loss of ($28.4 million), or ($0.57) per diluted share for the year ended December 31, 2012. The 2013 net operating loss, excluding the goodwill impairment, was ($16.3 million), or ($0.21) per diluted share. Total diluted weighted average shares outstanding for the year ended December 31, 2013, were 49,871,587, compared to 50,177,484 the comparable period in 2012. The decrease reflects the impact of share repurchases made pursuant to our Share Repurchase Plan in 2012.

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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

Net commission and fee revenue increased $5.5 million, or 16.0%, to $39.5 million for the year ended December 31, 2013, from $34.0 million for the comparable period in 2012. This increase was driven primarily by commission revenues generated from our subsidiary USSU that are no longer considered intercompany and as a result are not eliminated in consolidation, as they are now written by SNIC carriers. This increase did not impact the Company’s consolidated financial results as there is a corresponding increase in the expenses from net commission and fee operations.

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

Expenses - 2013 compared to 2012

Expenses decreased $58.6 million from $995.5 million for the year ended December 31, 2012 to $936.9 million for the year ended December 31, 2013.

The following table sets forth the components of expenses (in thousands):

	For the Years Ended December 31,
	2013	2012
Expense:
Net losses and loss adjustment expenses	$549,037	$677,684
Policy acquisition and other underwriting expenses	225,510	274,066
General selling & administrative expenses	25,789	24,463
General corporate expenses	3,997	3,572
Amortization expense	4,237	7,296
Goodwill impairment expense	115,397	—
Interest expense	12,950	8,429
Total expenses	$936,917	$995,510

Net loss and loss adjustment expenses (“LAE”) decreased $128.6 million to $549.0 million for the year ended December 31, 2013, from $677.7 million for the same period in 2012. Our loss and LAE ratio was 78.7% for the year ended December 31, 2013 and 79.3% for the year ended December 31, 2012. The loss and LAE ratio for the year ended December 31, 2013 includes a 9.8 percentage point increase from net ultimate loss estimates for accident years 2012 and prior, whereas the 2012 results include a 10.0 percentage point increase from net ultimate loss estimates for accident years 2011 and prior. The accident year loss and LAE ratio was 68.9% for the year ended December 31, 2013, down from 69.3% in the comparable period in 2012. Additional discussion of our reserve activity is described below under “Other Items ~ Reserves”.

Policy acquisition and other underwriting expenses decreased $48.6 million, to $225.5 million for the year ended December 31, 2013, from $274.1 million for the same period in 2012. Our expense ratio increased 0.2 percentage points to 32.3% for the year ended December 31, 2013, from 32.1% for the same period in 2012. The 2013 expense ratio, excluding the impact of the quota share reinsurance treaty, was 33.3% compared to

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

32.1% in 2012, or an increase of 1.2 percentage points. This increase reflects the effect of the arbitration award expense of 0.3 percentage points and 0.4 percentage points relating to a reallocation of corporate overhead costs from our fee-for-service operations to Insurance Company Subsidiaries' operations. The reallocation reflects a shift of corporate resources used to support capital and operating enhancements focused on strengthening statutory surplus and returning the Insurance Company Subsidiaries to an underwriting profit and a corresponding decrease to general selling and administrative costs. This reallocation had no net income effect. In addition, the expense ratio included a 0.4 percentage point increase relating to the use of an unaffiliated “A” rated insurance company for policy issuance purposes. The remaining 0.1 percentage point reflects the impact of deleveraging fixed costs.

Amortization expense decreased $3.1 million to $4.2 million for the year ended December 31, 2013, from $7.3 million for the same period in 2012. The decrease is primarily due to the $1.8 million write off of an intangible asset related to the public entity excess liability program that we terminated in the fourth quarter of 2012.

Goodwill impairment expense increased by $115.4 million from $0 in 2012 due to the $115.4 million impairment recognized in the second quarter of 2013. Refer to Note 14 – Goodwill and Other Intangible Assets of the Notes to the Consolidated Financial Statements, for additional information specific to the goodwill impairment.

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

Other Items - Results of Operations

Equity earnings of affiliated, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, MFH, for $14.8 million in cash. We are not required to consolidate this investment as we are not the primary beneficiary of the business nor do we control the entity’s operations. Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting. Star recognizes 28.5% of the profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from MFH of $2.5 million, or $0.05 per dilutive share, for the year ended December 31, 2014, compared to $2.8 million, or $0.06 per dilutive share, for the comparable period of 2013, and $3.0 million, or $0.06 per dilutive share, for the comparable period of 2012. We received dividends from MFH in 2014, 2013 and 2012, for $3.2 million, $2.0 million and $4.0 million, respectively.

In November 2012, our subsidiary, Century, committed to a $10 million contribution to the Aquiline Financial Services Fund II L.P. as a strategic investment. As of December 31, 2014, approximately $6.7 million of the commitment had been satisfied with $3.3 million of unfunded commitment remaining. Our ownership interest is approximately 1.3% of the fund, which does not constitute “significant influence”. Therefore, we are accounting for this investment under the equity method of accounting. Century recognizes 1.3% of the Fund’s

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from the Aquiline Financial Services Fund II L.P. of $1.1 million, or $0.02 per dilutive share and $0.6 million, or $0.01 per dilutive share, for the years ended December 31, 2014 and 2013, respectively.

Reserves

At December 31, 2014, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $1.1 billion. We established a reasonable range of reserves of approximately $953.8 million to $1.2 billion. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves
Workers' Compensation	$432,785	$504,571	$469,088
Residual Markets	23,156	25,646	24,900
Commercial Multiple Peril / General Liability	375,461	514,964	444,324
Commercial Automobile	95,572	112,193	103,917
Other	26,835	30,432	28,600
Total Net Reserves	$953,809	$1,187,806	$1,070,829

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key methods remained consistent for the year ended December 31, 2014, and the year ended December 31, 2013. We reviewed the key assumptions that underlie the actuarial standard methods and made the appropriate adjustments to reflect the emergence of claim activity.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

For the year ended December 31, 2014, we reported a decrease in net ultimate loss estimates for accident years 2013 and prior of $1.7 million, or -0.2% of $1.1 billion of beginning net loss and LAE reserves at January 1, 2014. At December 31, 2013 we recorded the loss and LAE reserves at 1,111.1 million. At December 31, 2014, re-estimated loss and LAE reserves for December 31, 2013 were $1,109.3 million which was within our 2013 loss and LAE estimated reserve range. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2014 that differed from the projected activity. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2013	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at December 31, 2014
Workers' Compensation	$477,413	$205,843	$(31,518)	$174,325	$34,188	$148,462	$182,650	$469,088
Residual Markets	22,577	10,288	(1,175)	9,113	2,082	4,708	6,790	24,900
Commercial Multiple Peril / General Liability	459,950	104,458	18,546	123,004	8,723	129,907	138,630	444,324
Commercial Automobile	118,375	53,275	8,207	61,482	17,251	58,689	75,940	103,917
Other	32,775	48,685	4,199	52,884	32,663	24,396	57,059	28,600
Net Reserves	1,111,090	$422,549	$(1,741)	$420,808	$94,907	$366,162	$461,069	1,070,829
Reinsurance Recoverable	505,431							519,530
Consolidated	$1,616,521							$1,590,359

The following table shows the re-estimated December 31, 2013 held reserves by line as of December 31, 2014 (in thousands):

Line of Business	Reserves at December 31, 2013	Re-estimated Reserves for December 31, 2013 at December 31, 2014	Development as a percentage of prior year reserves
Workers' Compensation	$477,413	$445,895	-6.6%
Commercial Multiple Peril / General Liability	459,950	478,496	4.0%
Commercial Automobile	118,375	126,582	6.9%
Other	32,775	36,974	12.8%
Sub-total	1,088,513	1,087,947	-0.1%
Residual Markets	22,577	21,402	-5.2%
Total Net Reserves	$1,111,090	$1,109,349	-0.2%

Workers’ Compensation Excluding Residual Markets

The net ultimate loss estimates for accident years 2013 and prior in the workers' compensation line of business decreased $31.5 million, or 6.6%. This decrease, which was primarily related to the 2013 accident year, was led by the California-dominated business segments for which substantial rate and underwriting improvements have been enacted over the last few years.

Commercial Multiple Peril / General Liability

The net ultimate loss estimates for accident years 2013 and prior in the commercial multi-peril/general liability line of business increased $18.5 million, or 4.0%. The increase was driven by a $15.1 million increase

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

related to the 2009-2012 accident years combined. Accident year 2011 has the highest loss & ALAE ratio of that group peaking at 67%. Accident year 2013 is at a 57% loss & ALAE ratio and accident year 2014 is even lower. The improvement in the recent accident year loss ratios reflects the rate increase, underwriting actions, and termination of unprofitable business undertaken since 2012.

Commercial Automobile

The $8.2 million increase, or 6.9%, in net ultimate loss estimates for the commercial automobile line of business was primarily driven by the 2009-2012 accident years which developed unfavorably by $11.2 million. Of the 2009-2012 unfavorable development, 75% was on terminated business and almost 45% was on a single terminated transportation program.

Other

The $4.2 million increase, or 12.8%, in net ultimate loss estimates in other lines of business is primarily from an increase in accident year 2012 related to a cancelled surety program.

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

The following combined ratios and development figures are before the impact of the Quota Share Reinsurance Treaty which was terminated as of October 1, 2013.

The following table shows the calendar year combined ratio by line and calendar year:

Calendar Year Combined Ratio	2014	2013	2012	2011*	2010*
Workers' Compensation	91.6%	102.1%	108.8%	102.3%	101.5%
Residual Market	97.1%	148.6%	146.7%	214.8%	103.6%
CMP/GL	115.3%	111.9%	108.1%	90.9%	83.7%
Auto	116.4%	121.6%	126.5%	110.3%	97.7%
Other	99.7%	103.6%	109.3%	96.2%	92.7%
Total	101.8%	107.9%	111.4%	99.7%	95.0%

*	Uses expense ratios originally reported in calendar year statement. These expense ratios have been restated in statement years 2012 and subsequent in accordance with accounting guidance retrospectively adopted on January 1, 2012. The impact on the expense ratio for any given year of the guidance was 0.2 points or less.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

For the table above, the calendar year combined ratios increased to over 100% in calendar year 2012 and 2013, primarily driven by adverse development on prior accident year Loss & Loss Adjustment Expense (“LAE”). The 2014 combined ratio, which includes $1.7 million of favorable development, is also over 100%. This is due in part to the expense ratio which includes a policy issuance expense associated with use of an A-rated insurance carrier. This prior year development is shown allocated to the related accident years in the following table:

Prior Year Development - Loss & LAE (in thousands)
Accident Year	2014	2013	2012	2011	2010
2009 & Prior	8,420	19,543	29,980	3,267	(31,003)
2010	5,969	11,260	22,508	4,044
2011	7,144	18,598	33,027
2012	13,358	18,999
2013	(37,472)
Total excluding Swiss Re	(2,581)	68,400	85,515	7,311	(31,003)
Swiss Re Accident Year
2013	840
Total including Swiss Re	(1,741)	68,400	85,515	7,311	(31,003)

The following table reconciles the calendar year combined ratios to the accident year combined ratios as they were originally reported for the related 12 month period:

Reconciliation of Calendar Year Combined Ratios to Accident Year Combined Ratios
	2014	2013	2012	2011	2010
Calendar year Combined Ratio	101.8%	107.9%	111.4%	99.7%	95.0%

Prior Year Development — Loss & LAE (% of Related NEP)
Accident Year
2009 & Prior	1.2%	2.3%	3.5%	0.5%	-4.7%
2010	0.9%	1.3%	2.6%	0.5%
2011	1.1%	2.2%	3.9%
2012	2.0%	2.3%
2013	-5.6%
Total	-0.4%	8.1%	10.0%	1.0%	-4.7%
Accident Year Combined Ratio Originally Reported	102.2%	99.8%	101.4%	98.7%	99.7%

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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Allocation of Loss & LAE to accident year is a more appropriate match of revenue (net earned premium) and expenses (Loss & LAE) than calendar year. Accident year combined ratios furthermore allow management to monitor changes over time in the profitability of the business written year-over-year and the impact of operational changes such as rate increases, underwriting actions, etc.

The following table shows the accident year combined ratio by line and year as originally reported:

Accident Year Combined Ratio Originally Reported
	2014	2013	2012	2011	2010
Workers' Compensation	101.9%	98.1%	100.8%	99.3%	99.2%
Residual Market	112.9%	141.9%	173.3%	354.5%	331.8%
CMP/GL	103.9%	96.6%	94.3%	93.3%	96.0%
Auto	106.3%	106.6%	110.4%	105.7%	106.5%
Other	96.4%	102.2%	106.1%	96.9%	96.2%
Total	102.2%	99.8%	101.4%	98.7%	99.7%

The following table shows prior year development allocated to the related accident years:

Accident Year Prior Year Development - Loss & LAE (in thousands)
Development Year	2013	2012	2011	2010
2011				4,044
2012			33,027	22,508
2013		18,999	18,598	11,260
2014	(37,472)	13,358	7,144	5,969
Total	(37,472)	32,357	58,769	43,781

The following table reconciles the originally reported accident year combined ratios to those with the ultimate evaluated at 12/31/14:

Reconciliation of Accident Year Combined Ratios Originally Reported to Accident Year Combined Ratios - Ultimate Evaluated at 12/31/2014
Accident Year Combined Ratio	2014	2013	2012	2011	2010
Originally Reported	102.2%	99.8%	101.4%	98.7%	99.7%

Total Prior Year Development - Loss & LAE (% of Related NEP)
Development Year
2011					0.6%
2012				4.4%	3.4%
2013			2.2%	2.5%	1.7%
2014		-4.4%	1.6%	1.0%	1.0%
Total		-4.4%	3.8%	7.9%	6.7%
Accident Year Combined Ratio - Ultimate Evaluated at 12/31/2014	102.2%	95.4%	105.2%	106.6%	106.4%

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

The table below shows accident year combined ratios in which the prior accident year development has been reallocated to the appropriate accident year:

Accident Year Combined Ratio - Ultimate Evaluated at 12/31/2014
	2014	2013	2012	2011	2010
Workers' Compensation	101.9%	91.0%	101.4%	103.8%	111.1%
Residual Market	112.9%	82.9%	151.1%	313.8%	244.5%
CMP/GL	103.9%	94.8%	98.3%	105.4%	95.2%
Auto	106.3%	104.8%	124.3%	119.1%	118.0%
Other	96.4%	102.7%	109.0%	101.6%	97.4%
Total	102.2%	95.4%	105.2%	106.6%	106.4%

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the available ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2014 was $48.8 million without prior regulatory approval. Of this $48.8 million, ordinary dividends of $20.0 million were declared and paid as of December 31, 2014. In addition to ordinary dividends, the Insurance Company Subsidiaries had the capacity to pay $149.9 million of extraordinary dividends in 2014, subject to prior regulatory approval. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including RBC ratios (all of which were above any regulatory action levels, refer to Note 8 ~ Regulatory Matters and Rating Issues for further details) and BCAR. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from our Insurance Company Subsidiaries to our holding company were $20.0 million and $14.0 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had non-regulated cash and cash equivalents of $7.9 million. As of December 31, 2014, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 1.4 to 1.0 and 1.2 to 1.0, respectively.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. Earnings before interest, taxes, depreciation, and amortization from non-regulated subsidiaries were approximately $11.2 million for the year ended December 31, 2014.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Based on our subsidiaries’ membership in the Federal Home Loan Bank of Indianapolis (“FHLBI”), we have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity. As of December 31, 2014 and December 31, 2013, we had borrowed $30.0 million from the FHLBI. The proceeds were used to fund purchases of high quality bonds with maturities that match the maturity of the FHLBI credit facility. We have the ability to increase our borrowing capacity through additional investments and pledging additional securities.

Cash flows used in operations were $11.5 million for the year ended December 31, 2014. Cash provided by operations were $2.0 million for the year ended December 31, 2013. The decrease in operating cash flows reflects a decrease in premium collected related to the termination of, or premium volume reductions in, certain programs where pricing and underwriting did not meet the Company’s underwriting standards.

Other Items – Liquidity and Capital Resources

Credit Facilities

On August 29, 2012, the Company executed $130.0 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $30.0 million term loan facility and a $100.0 million revolving credit facility.

On September 19, 2013, the Company amended the Credit Facilities pursuant to a Second Amendment to Credit Agreement and Waiver (the “Amendment”). Under the Amendment, the term loan facility continues to have a four year term and the same amortization period. As of December 31, 2014, the outstanding balance on the Company’s term loan facility was $16.5 million. The Amendment reduced available borrowing under the revolving credit facility from $100.0 million to $30.0 million with further periodic reductions to $21.0 million as of March 31, 2016, less any optional reductions to the revolving commitments. The Amendment also established an amortization schedule for the revolving credit facility beginning on September 30, 2014. The Company has $15.0 million outstanding under its revolving credit facility and $0.1 million in letters of credit as of December 31, 2014. The undrawn portion of the revolving credit facility, which was $8.4 million as of December 31, 2014, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. On December 30, 2014, in connection with the proposed transaction with Fosun, the parties to the Credit Agreement entered into a letter agreement amending the definition of “Change of Control” therein by removing from such definition the entry by Meadowbrook into a contract that would result in an acquisition of Meadowbrook.

The principal amount outstanding under the Credit Facilities provides for interest at either the Alternative Base Rate (“ABR”) or the London interbank offered rate (“LIBOR”). ABR borrowings under the Credit Facilities will bear interest at the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBOR for a one-month period plus 1.0%, in each case, plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Facilities will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty-five basis points and thirty-seven and a half basis points, based on the Company’s consolidated leverage ratio as defined by the Credit Facilities. At December 31, 2014, the interest rate on the Company’s term loan was 2.81%, which consisted of a variable rate of 0.31%, plus an applicable margin of 2.50%. At December 31, 2014, the interest rate on the Company’s revolving credit facility was approximately 0.27%, plus a 2.50% margin.

Additionally, under the Amendment, the financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth of $365,697,000 as of the effective date of the Amendment, with quarterly increases thereafter of the sum of (a) seventy-five percent of positive net income and (b) seventy-five percent of increases in shareholders’ equity by reason of the issuance and sale of equity interests, if any, (2) minimum Risk Based Capital Ratio for all material Insurance Company Subsidiaries of 1.75 times Company Action Level,

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

(3) maximum permitted consolidated leverage ratio of 0.35 to 1.00 at any time on or after September 30, 2014, (4) minimum consolidated fixed charge coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++” for all Insurance Company Subsidiaries. As of December 31, 2014, the Company was in compliance with these debt covenants.

Refer to Note 6 ~ Debt of the Notes to the Consolidated Financial Statements, for additional information specific to our credit facilities and debentures.

Cash Convertible Senior Notes

On March 18, 2013, the Company issued $100.0 million of 5.0% cash convertible senior notes (the “Notes”), which mature on March 15, 2020. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2013. Until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time on or after September 15, 2019 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions, including change in control. The Notes are not convertible into Meadowbrook common stock or any other securities under any circumstances. The initial conversion rate is 108.8732 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $9.18 per share), subject to adjustment upon the occurrence of certain events. Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal, plus any accrued and unpaid interest. The proceeds from the issuance of the Notes were bifurcated into a debt component and an embedded conversion option component.

Due to the bifurcation, the debt component reflects an original issue discount (“OID”) of $12.9 million which will be amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the OID, the Notes’ effective interest rate is 7.4%.

The following table shows the amounts recorded for the debt component of the Notes as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Outstanding principal	$100,000	$100,000
Unamortized OID	(10,218)	(11,777)
Total debt component	$89,782	$88,223

Deferred issuance costs of $3.7 million will also be amortized into interest expense over the term of the Notes. Interest expense on the Notes, including amortization of deferred issuance costs, recognized on the notes was $7.0 million and $5.4 million for the years ended December 31, 2014 and 2013, respectively.

As the conversion feature is structured under the cash settlement method, the embedded conversion option is reported as a derivative liability.

In connection with the offering of the Notes, the Company also entered into cash convertible senior notes hedge transactions (the “Note Hedges”) and warrant transactions (the “Warrants”) with respect to its common stock with certain counter-parties. Upon conversion, the Note Hedges are intended to offset potential cash payments in excess of the principal amount of the Notes. The Note Hedges and Warrants are separate transactions, entered into by the Company with certain counter-parties and are not part of the terms of the Notes.

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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

Investment Portfolio

As of December 31, 2014 and December 31, 2013, the recorded values of our investment portfolio, including cash and cash equivalents, were $1.7 billion for both years.

In general, we believe our overall investment portfolio is conservatively invested. The effective duration of the investment portfolio at December 31, 2014 and 2013, was 4.3 years and 5.0 years, respectively. Our pre-tax book yield, excluding cash and cash equivalents at December 31, 2014 was 2.9% compared to 3.0% in 2013. The tax equivalent yield, excluding cash and cash equivalents was 3.5% at December 31, 2014, compared to 3.7% at December 31, 2013. Approximately 99.9% of our fixed income investment portfolio is investment grade.

Shareholders’ Equity

Refer to Note 12 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2014 (in thousands):

Contractual Obligations and Commitments
Credit Lines and Long-Term Debt

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Non-regulated companies:
Term Loan	16,500	6,000	10,500	—	—
Lines of Credit (1)	15,000	—	15,000	—	—

Federal Home Loan Bank of Indianapolis (2)	30,000	—	30,000	—	—

Convertible Debt (3)	100,000	—	—	—	100,000

Debentures (4):
Senior debentures due 2034: issued $13.0 million,	13,000	—	—	—	13,000
Senior debentures due 2034: issued $12.0 million,	12,000	—	—	—	12,000
Junior subordinated debentures due 2035; issued $20.6 million	20,620	—	—	—	20,620
Junior subordinated debentures due 2033; issued $10.3 million	10,310	—	—	—	10,310
Junior subordinated debentures due 2032; issued $15.0 million (5)	15,000	—	—	—	15,000
Junior subordinated debentures due 2033; issued $10.0 million (5)	10,000	—	—	—	10,000
Total Debt	242,430	6,000	55,500	—	180,930

Interest on Term Loan (6)	683	464	219	—	—
Interest on Line of Credit	743	443	300	—	—

Federal Home Loan Bank of Indianapolis	856	381	475	—	—

Convertible Debt	32,500	5,000	10,000	10,000	7,500

Interest on Debentures:
Senior debentures due 2034: issued $13.0 million,	5,688	813	1,625	1,625	1,625
Senior debentures due 2034: issued $12.0 million,	5,358	765	1,531	1,531	1,531
Junior subordinated debentures due 2035; issued $20.6 million	8,810	1,259	2,517	2,517	2,517
Junior subordinated debentures due 2033; issued $10.3 million	4,532	647	1,295	1,295	1,295
Junior subordinated debentures due 2032; issued $15.0 million (5)	6,584	941	1,881	1,881	1,881
Junior subordinated debentures due 2033; issued $10.3 million (5)	4,396	628	1,256	1,256	1,256
Total Interest Payable	70,150	11,341	21,099	20,105	17,605
Operating lease obligations (7)	20,229	3,508	6,513	4,974	5,234

Regulated companies:
Loss and loss adjustment expense (8)	1,590,359	418,292	493,583	229,871	448,613
Aquiline Investment (9)	3,308	3,308	—	—	—
Michigan Growth Investment (10)	1,560	1,560	—	—	—
Total	1,928,036	444,009	576,695	254,950	652,382

(1)	Relates to our revolving line of credit.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

(2)	Relates to the proceeds received from the Federal Home Loan Bank of Indianapolis facility for which the Company used the full proceeds to purchase bonds. The Company achieves a margin on the assets above the cost of the debt and therefore treats this as operating leverage.
(3)	Relates to the cash convertible senior notes, refer to Note 6 ~ Debt. The current carrying value on the Balance Sheet considering the original issue discount is $89.8 million. This will accrete to par value of $100 million due in 2020.
(4)	Five year call feature associated with debentures, estimated seven year repayment. For a description of our debentures and related interest rate terms, as well as actual rates in accordance with our interest rate swap transactions, refer to Note 6 ~ Debt and Note 7 ~ Derivative Instruments.
(5)	Relates to the junior subordinated debentures acquired in conjunction with the ProCentury Merger.
(6)	For a description of our term loan and its interest rate terms, as well as actual rates in accordance with our interest rate swap transaction, refer to Note 6 ~ Debt and Note 7 ~ Derivative Instruments.
(7)	Consists of rental obligations under real estate leases related to branch offices. In addition, includes amounts related to equipment leases.
(8)	The loss and loss adjustment expense payments do not have contractual maturity dates and the exact timing of payments cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of our gross losses and loss adjustment expenses. In addition, we have anticipated cash receipts on reinsurance recoverables on unpaid losses and loss adjustment expenses of $519.5 million, of which we estimate that these payments to be paid for losses and loss adjustment expenses for the periods less than one year, one to three years, three to five years, and more than five years, to be $88.2 million, $120.0 million, $76.1 million, and $235.2 million, respectively, resulting in net losses and loss adjustment expenses of $330.1 million, $373.6 million, $153.8 million, and $213.4 million, respectively.
(9)	In November 2012, Century committed to a $10.0 million contribution to the Aquiline Financial Services Fund II L.P. as a strategic investment. As of December 31, 2014, approximately $6.7 million of the commitment had been satisfied with $3.3 million of unfunded commitment remaining. The remainder of the capital commitment will most likely be called in 2015; however, the exact date is not known as it is at the discretion of the fund managers based on the timing of the fund’s investments.
(10)	In May 2014, ProCentury committed to a $2.0 million contribution to the Michigan Income & Principal-Protected Growth Fund, L.P. as a strategic investment. As of December 31, 2014, $440,000 of the commitment had been satisfied with $1.56 million of unfunded commitment remaining. The remainder of the capital commitment will most likely be called in 2015; however, the exact date is not known as it is at the discretion of the fund managers based on the timing of the fund’s investments.

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

The LTIP is intended to provide an incentive to management to improve our performance over a period of time and remain with the Company, thereby increasing shareholder value. The LTIP is paid entirely in stock based upon the performance of the Company and the participant’s service during the applicable period. A participant’s target annual opportunity as a percentage of salary is established by the Compensation Committee and the Board of Directors in advance of any LTIP award.

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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

financial strength rating of B++ (Good). A.M. Best also downgraded Meadowbrook’s issuer credit rating to “bb” from “bb+” and revised the outlook for the Insurance Company Subsidiaries to “negative” from “stable”.

On January 5, 2015, A.M. Best placed under review with positive implications the issuer credit rating of “bb” of Meadowbrook, and also placed the financial strength rating of B++ (Good) and the ICRs of “bbb” under review with positive implications for our Insurance Company Subsidiaries. Our results of operations could be materially and adversely impacted a negative rating change.

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

At December 31, 2014, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required. Refer to Note 8 ~ Regulatory Matters and Rating Issues for further details of RBC.

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. As of December 31, 2014, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 1.4 to 1.0 and 1.2 to 1.0, respectively.

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

Departure from the “usual values” on four or more ratios, at an individual company, generally leads to inquiries or possible further review operations and financial condition from state insurance commissioners. In reviewing the financial information in the Statutory Annual Statements in coordination with the IRIS ratio results, a state regulator may determine that a company's departure from “usual values” is significant enough to indicate a strong concern with the financial condition of a company. When such a determination is made, state regulatory requirements may include but not be limited to: specific restrictions on premium writings and surplus levels of a company, additional analysis of other key financial ratios of a company, or requiring an action plan be filed by the Company with specific actions outlined to bring the ratios back into the usual range.

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

In 2014, our Insurance Company Subsidiaries generated ratios that varied from the “usual value” range. The variations and additional details for the reasons are set forth below:

Ratio	Usual Range	Value
Company: Star
Investment Yield	Between 3.0% and 6.5%	2.8% (1)
Adjusted Liabilities to Liquid Assets	Equal to or Under 100%	111.0% (2)

Company: Century
Two-Year Overall Operating Ratio	Equal to or Under 100%	102.0% (3)
Investment Yield	Between 3.0% and 6.5%	2.4% (1)

Company: Savers
Two-Year Overall Operating Ratio	Equal to or Under 100%	102.0% (3)
Investment Yield	Between 3.0% and 6.5%	2.5% (1)
Two-Year Reserve Development to Policyholders’ Surplus	Equal to or Under 20%	22.0% (4)

Company: ProCentury
Two-Year Overall Operating Ratio	Equal to or Under 100%	103.0% (3)
Investment Yield	Between 3.0% and 6.5%	2.4% (1)
Two-Year Reserve Development to Policyholders’ Surplus	Equal to or Under 20%	23.0% (4)

Company: Ameritrust
Two-Year Overall Operating Ratio	Equal to or Under 100%	102.0% (3)
Investment Yield	Between 3.0% and 6.5%	2.7% (1)
Two-Year Reserve Development to Policyholders’ Surplus	Equal to or Under 20%	20.0% (4)

Company: Williamsburg
Two-Year Overall Operating Ratio	Equal to or Under 100%	103.0% (3)
Investment Yield	Between 3.0% and 6.5%	2.7% (1)
Two-Year Reserve Development to Policyholders’ Surplus	Equal to or Under 20%	21.0% (4)

(1)	Investment Yield is a measure of the return on invested assets. It is calculated on a pre-tax basis and includes statutory net investment income, but excludes realized and unrealized capital gains/(losses). Because pre-tax investment income is used in the calculation, the ratio does not take into account lower yield rates on tax-exempt bonds. All six insurance subsidiaries generated unusual values for this ratio in 2014. In general, we believe our overall investment portfolio is conservatively invested. On a consolidated basis, our overall tax equivalent yield, excluding cash and cash equivalents was 3.5% at December 31, 2014, compared to 3.7% at December 31, 2013. As a comparison, the risk free rate on the 10 Year treasuries decreased during 2014 from 3.0% to 2.2% continuing to reflect historical lows. Approximately 99.9% of our fixed income investment portfolio is investment grade.
(2)	The Adjusted Liabilities to Liquid Assets evaluates an entity’s ability to meet obligations as they become due. While all liabilities are included in the ratio, only assets considered “liquid” by NAIC definition are included in the denominator of the ratio. For 2014, this ratio is outside the usual range on Star, primarily as a result of our Intercompany Reinsurance Pooling Agreement. The Adjusted Liabilities include the gross amount of reinsurance payables related to the pool and does not allow an offset to those payables for any reinsurance recoverables related to the pool. In addition, the reinsurance recoverables are not included in the Liquid Assets portion of the formula. This causes the ratio results to appear much higher due to the timing of the settlement of the pool balances. Pool balances between the entities are settled subsequent to year-end. Once the balances are settled, the ratio is below 100% for Star and within the usual value.
(3)	The Two-Year Overall Operating ratio measures the overall profitability of an entity over a two-year period. For 2014, this ratio is above 100% for five of six Insurance Subsidiaries. This was driven by the adverse prior year development experienced in calendar year 2013.
(4)	Two-Year Reserve Development to Policyholders’ Surplus measures the deficiency/(redundancy) of reserves reported to date on loss/ALAE costs reported in the second prior year, in relation to policyholders’ surplus as of year-end. Four of the six Insurance Subsidiaries generated Two-Year Reserve Development to Policyholders’ Surplus ratios greater than the usual value of 20%. The results of this ratio are driven by the adverse prior year development experienced in calendar year 2013.

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

MEADOWBROOK INSURANCE GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Reinsurance does not legally discharge an insurer from its primary liability for the full amount of risks assumed under insurance policies it issues, but it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers.

In regard to our excess-of-loss reinsurance, we manage our credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective or existing reinsurers. We generally do not seek collateral where the reinsurer is rated “A−” or better by A.M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. The following table sets forth information relating to our five largest unaffiliated excess-of-loss reinsurers based upon ceded premium as of December 31, 2014:

Reinsurer	Reinsurance Premium Ceded December 31, 2014	Reinsurance Recoverable December 31, 2014	A.M. Best Rating
	(In thousands)	(In thousands)
Maiden Reins NA	$17,670	$35,536	A-
Hannover Rueck SE	16,001	66,260	A+
Swiss Reinsurance America Corporation	11,768	73,385	A+
Lloyd’s Syndicate Number 2003	9,095	52,263	A
Lloyd’s Syndicate Number 4472	5,598	30,114	A

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

Effective December 31, 2012, we entered into a Multiple Line Quota Share Treaty with Swiss Reinsurance America Corporation (“Swiss Re”). This agreement was terminated on a run-off basis for business effective October 1, 2013 and after. Effective December 31, 2012, we ceded 50% of our unearned premium on a select portion of business. In return, we received a provisional ceding commission. The business included in the agreement was subject to specific limitations and ceded certain business based upon an in-force, new and renewal basis. We ceded 25% of direct written premium on this selected business commencing January 1, 2013, until the contract termination date of September 30, 2013, the remaining unearned premium and losses will continue to run-off. The ceded earned premium associated with this agreement was $23.2 million, ceded loss and LAE was $11.4 million and the ceding commission benefit was $10.2 million for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, we have no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Related Party Transactions

Refer to Note 17 ~ Related Party Transactions of the Notes to the Consolidated Financial Statements.

Recent Accounting Standards

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2014. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest rate risk is managed within the context of an asset and liability management strategy where the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At December 31, 2014, our fixed income portfolio had an effective duration of 4.3 years compared to 5.0 years at December 31, 2013.

At December 31, 2014, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.6 billion. Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in high dividend equities, these investments comprise of 7.0% of our investment portfolio.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,524,711	$1,464,376	$1,402,196
Yield to Maturity or Call	1.3%	2.1%	3.0%
Effective Duration	4.2	4.3	4.3

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At December 31, 2014 and 2013, we had debentures of $80.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates. Thus, our interest expense on our term loan is directly correlated to market interest rates. At December 31, 2014, we had an outstanding balance under our term loan of $16.5 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $165,000. At December 31, 2013, we had an outstanding balance under our term loan of $22.5 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $225,000.

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

MEADOWBROOK INSURANCE GROUP, INC.

interest differential to be paid or received is accrued and recognized as an adjustment to interest expense. Refer to Note 7 ~ Derivative Instruments for further detail relating to our interest rate swap transactions.

In addition, our revolving line of credit under which we can borrow up to $23.5 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At December 31, 2014, we had $15 million outstanding under our line of credit. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $150,000. At December 31, 2013, we had $20.0 million outstanding on this revolving line of credit. At this level, a 100 basis point (1%) change in market rates would have changed interest expense by $200,000. In addition, at December 31, 2014 the letter of credit was $145,000 and $500,000 at December 31, 2013.

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

As of December 31, 2014, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that material information relating to us is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls

MEADOWBROOK INSURANCE GROUP, INC.

over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013 framework)”. Based on our assessment, we concluded that, as of December 31, 2014, our internal controls over financial reporting were effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2014, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is included under the captions “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement, which such information is hereby incorporated by reference. Our Code of Conduct can be found on our website www.meadowbrook.com.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Employment Agreements,” “Other Senior Executive Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement, which such information is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement, which such information is hereby incorporated by reference.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders (1)	0	$0.00	1,682,621
Equity compensation plans not approved by security holders	—	—	—
Total	0	$0.00	1,682,621

(1)	The 1,682,621 number of shares remaining available for future issuance relates to our 2009 Equity Compensation plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Party Transactions” and “Independence Determination” of the Proxy Statement, which such information is hereby incorporated by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement, which such information is hereby incorporated by reference.

MEADOWBROOK INSURANCE GROUP, INC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) The following documents are filed as part of this Report:

1.	List of Financial Statements:	Page

	Report of Independent Registered Public Accounting Firm on Financial Statements	70

	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	71

	Consolidated Balance Sheet — December 31, 2014 and 2013	72

	Consolidated Statement of Income — For Years Ended December 31, 2014, 2013, and 2012	73

	Consolidated Statement of Comprehensive Income — For Years Ended December 31, 2014, 2013, and 2012	74

	Consolidated Statement of Shareholders’ Equity — For Years Ended December 31, 2014, 2013, and 2012	75

	Consolidated Statement of Cash Flows — For Years Ended December 31, 2014, 2013, and 2012	76

	Notes to Consolidated Financial Statements	77-111

2.	Financial Statement Schedules

	Schedule I Summary of Investments Other Than Investments in Related Parties	112

	Schedule II Condensed Financial Information of Registrant	113-116

	Schedule III Supplementary Insurance Information – Omitted as not applicable

	Schedule IV Reinsurance	117

	Schedule V Valuation and Qualifying accounts	118

	Schedule VI Supplemental Information Concerning Property and Casualty Insurance Operations	119

3.	Exhibits: The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.

We have audited the accompanying consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadowbrook Insurance Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Detroit, Michigan
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Meadowbrook Insurance Group, Inc.

We have audited Meadowbrook Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Meadowbrook Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Meadowbrook Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meadowbrook Insurance Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Detroit, Michigan
March 2, 2015

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,427,710 and $1,455,754 in 2014 and 2013, respectively)	$1,464,376	$1,463,046
Equity securities available for sale, at fair value (cost of $94,371 and $95,346 in 2014 and 2013, respectively)	110,614	109,982
Cash and cash equivalents	87,531	94,776
Accrued investment income	14,020	14,266
Premiums and agent balances receivable (net of allowance of $5,524 and $5,094 in 2014 and 2013, respectively)	175,766	214,144
Reinsurance recoverable on:
Paid losses	15,895	14,453
Unpaid losses	519,530	505,431
Prepaid reinsurance premiums	27,925	63,908
Deferred policy acquisition costs	60,862	62,773
Deferred income taxes, net	28,040	41,435
Goodwill	6,857	5,644
Other intangible assets	21,883	24,509
Other assets	146,475	147,475
Total assets	$2,679,774	$2,761,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Losses and loss adjustment expenses	$1,590,359	$1,616,521
Unearned premiums	276,350	354,367
Debt	151,282	160,723
Debentures	80,930	80,930
Accounts payable and accrued expenses	29,316	29,712
Funds held and reinsurance balances payable	23,428	29,320
Payable to insurance companies	40,903	45,625
Other liabilities	29,573	31,231
Total liabilities	2,222,141	2,348,429

Shareholders’ Equity
Common stock, $0.01 stated value; authorized 75,000,000 shares; 50,093,390 and 49,887,200 shares issued and outstanding	501	499
Additional paid-in capital	277,192	276,410
Retained earnings	145,543	120,894
Note receivable from officer	(683)	(709)
Accumulated other comprehensive income	35,080	16,319
Total shareholders' equity	457,633	413,413
Total liabilities and shareholders' equity	$2,679,774	$2,761,842

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Revenues
Premiums earned
Gross	$820,481	$1,029,062	$1,013,965
Ceded	(177,210)	(331,645)	(159,706)
Net earned premiums	643,271	697,417	854,259
Net commissions and fees	43,173	39,512	34,049
Net investment income	45,142	46,473	53,143
Realized (losses) gains:
Total other-than-temporary impairments on securities	(116)	—	—
Portion of loss recognized in other comprehensive income	—	—	—
Net other-than-temporary impairments on securities recognized in earnings	(116)	—	—
Net realized gains excluding other-than-temporary impairments on securities	11,055	7,769	55,312
Net realized gains	10,939	7,769	55,312
Total revenues	742,525	791,171	996,763

Expenses
Losses and loss adjustment expenses	544,332	787,531	806,635
Reinsurance recoveries	(123,524)	(238,494)	(128,951)
Net losses and loss adjustment expenses	420,808	549,037	677,684
Policy acquisition and other underwriting expenses	236,271	225,510	274,066
General selling and administrative expenses	31,972	25,789	24,463
General corporate expense	6,454	3,997	3,572
Amortization expense	3,988	4,237	7,296
Goodwill impairment expense	—	115,397	—
Interest expense	13,899	12,950	8,429
Total expenses	713,392	936,917	995,510
Income (loss) before taxes and equity earnings	29,133	(145,746)	1,253
Federal and state income tax expense (benefit)	4,106	(30,960)	(7,842)
Equity earnings of affiliates, net of tax	3,609	3,441	2,652
Equity (losses) earnings of unconsolidated subsidiaries, net of tax	21	(965)	2
Net income (loss)	$28,657	$(112,310)	$11,749

Earnings (loss) Per Share
Basic	$0.57	$(2.25)	$0.23
Diluted	$0.57	$(2.25)	$0.23

Weighted average number of common shares
Basic	50,063,953	49,871,587	50,177,484
Diluted	50,063,953	49,871,587	50,177,484

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net income (loss)	$28,657	$(112,310)	$11,749
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	27,484	(31,178)	15,549
Unrealized gains (losses) in affiliates and unconsolidated subsidiaries	149	(113)	163
Increase on non-credit other-than-temporary impairments on securities	—	—	741
Net deferred derivative (losses) gains - hedging activity	(1,762)	3,954	334
Less reclassification adjustment for investment gains included in net income	(7,110)	(5,032)	(35,953)
Other comprehensive gains (losses), net of tax	18,761	(32,369)	(19,166)
Comprehensive income (loss)	$47,418	$(144,679)	$(7,417)

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	For the Years ended December 31, 2014, 2013, and 2012
	(In thousands)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances January 1, 2012	520	279,005	238,539	(767)	67,854	585,151
Change in unrealized gain or loss on available for sale securities, net of tax	—	—	—	—	(19,854)	(19,854)
Change in valuation allowance on deferred tax assets	—	—	—	—	191	191
Net deferred derivative gain - hedging activity	—	—	—	—	334	334
Dividends declared and paid	—	—	(8,542)	—	—	(8,542)
Stock award	—	362	—	—	—	362
Long term incentive plan; stock award for 2012 plan year	—	212	—	—	—	212
Repurchase of 1,267,300 shares of common stock	(15)	(7,107)	(4,395)	—	—	(11,517)
Change in investment in affiliates, net of tax	—	—	—	—	192	192
Change in investment of unconsolidated subsidiaries	—	—	—	—	(29)	(29)
Note receivable from an officer	—	—	—	30	—	30
Net income	—	—	11,749	—	—	11,749
Balances December 31, 2012	505	272,472	237,351	(737)	48,688	558,279
Change in unrealized gain or loss on available for sale securities, net of tax	—	—	—	—	(36,075)	(36,075)
Change in valuation allowance on deferred tax assets	—	—	—	—	(135)	(135)
Net deferred derivative gain - hedging activity	—	—	—	—	3,954	3,954
Dividends declared and paid	—	—	(3,991)	—	—	(3,991)
Stock award	1	358	—	—	—	359
Long term incentive plan; stock award for 2012 and 2013 plan years	—	430	—	—	—	430
Change in investment in affiliates, net of tax	—	—	—	—	(113)	(113)
Stock warrant issuance	—	3,023	—	—	—	3,023
Other reclass	(7)	127	(156)	—	—	(36)
Note receivable from an officer	—	—	—	28	—	28
Net loss	—	—	(112,310)	—	—	(112,310)
Balances December 31, 2013	$499	$276,410	$120,894	$(709)	$16,319	$413,413
Change in unrealized gain or loss on available for sale securities, net of tax	—	—	—	—	20,138	20,138
Change in valuation allowance on deferred tax assets	—	—	—	—	236	236
Net deferred derivative loss - hedging activity	—	—	—	—	(1,762)	(1,762)
Dividends declared and paid	—	—	(4,008)	—	—	(4,008)
Stock award	2	106	—	—	—	108
Long term incentive plan; stock award for 2012 and 2013 plan years	—	676	—	—	—	676
Change in investment in affiliates, net of tax	—	—	—	—	164	164
Change in investment of unconsolidated subsidiaries	—	—	—	—	(15)	(15)
Note receivable from an officer	—	—	—	26	—	26
Net income	—	—	28,657	—	—	28,657
Balances December 31, 2014	$501	$277,192	$145,543	$(683)	$35,080	$457,633

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$28,657	$(112,310)	$11,749
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of other intangible assets	3,988	4,137	7,296
Amortization of deferred debenture issuance costs	—	73	125
Impairment of goodwill	—	115,397	—
Depreciation of furniture, equipment, and building	4,243	4,698	5,098
Net amortization of discount and premiums on bonds	12,424	11,556	6,526
Accretion of issued debt/original issue discount	1,559	1,165	—
Amortization of capitalized convertible note fees	443	331	—
Gain on investments	(10,876)	(7,741)	(55,313)
Gain on sale of fixed assets	(231)	(88)	(88)
Long term incentive plan expense	709	453	212
Stock award	129	358	362
Equity earnings of affiliates, net of taxes	(3,609)	(3,441)	(2,652)
Equity (earnings) losses of unconsolidated subsidiaries, net of taxes	(21)	965	(2)
Deferred income tax expense (benefit)	3,648	(13,427)	(8,890)
Write-off of book of business	52	100	123
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agent balances receivable	38,437	(5,401)	(25,583)
Reinsurance recoverable on paid and unpaid losses	(15,541)	(124,367)	(69,763)
Prepaid reinsurance premiums	35,983	79,272	(109,426)
Deferred policy acquisition costs	1,911	(17,356)	29,050
Other assets	5,398	(36,566)	745
Increase (decrease) in:
Losses and loss adjustment expenses	(26,162)	160,541	261,003
Unearned premiums	(78,017)	(85,051)	52,668
Payable to insurance companies	(4,722)	39,084	1,320
Funds held and reinsurance balances payable	(5,892)	(20,302)	23,719
Other liabilities	(3,972)	9,915	(6,236)
Total adjustments	(40,119)	114,305	110,294
Net cash (used in) provided by operating activities	(11,462)	1,995	122,043
Cash Flows From Investing Activities
Purchase of equity securities available for sale	(39,561)	(111,225)	—
Purchase of debt securities available for sale	(79,308)	(433,963)	(594,264)
Proceeds from sales and calls of equity securities available for sale	50,597	42,538	6,121
Proceeds from sales and maturities of debt securities available for sale	93,492	179,956	682,930
Capital expenditures	(1,563)	(2,148)	(2,663)
Purchase of books of business	—	—	(3,700)
Loan receivable	964	2,063	706
Other investing activities	(3,288)	(3,233)	(758)
Net cash provided by (used in) investing activities	21,333	(326,012)	88,372
Cash Flows From Financing Activities
Proceeds from term loan	—	—	30,000
Proceeds from lines of credit	—	—	30,000
Proceeds from FHLB advance	—	—	30,000
Payments on term loan	(6,000)	(6,000)	(25,375)
Payments on lines of credit	(5,000)	—	(14,500)
Proceeds from convertible senior notes	—	96,324	—
Payments for convertible senior notes hedge	—	(12,942)	—
Proceeds from issuance of warrants	—	3,023	—
Book overdrafts	(2,133)	227	(144)
Dividend paid on common stock	(4,008)	(3,991)	(8,542)
Share repurchases of common stock	—	—	(11,517)
Other financing activities	25	28	30
Net cash (used in) provided by financing activities	(17,116)	76,669	29,952
Net increase (decrease) in cash and cash equivalents	(7,245)	(247,348)	240,367
Cash and cash equivalents, beginning of year	94,776	342,124	101,757
Cash and cash equivalents, end of year	$87,531	$94,776	$342,124
Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,699	$9,586	$7,695
Net income taxes paid	$5,307	$1,058	$176
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Share-based employee compensation	$129	$358	$362

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

Through its retail property and casualty agencies, the Company also generates commission revenue, which represents 2.5% of total consolidated revenues. The Company’s agencies are located in Michigan, California, Massachusetts, and Florida and produce commercial, personal lines, life and accident and health insurance primarily with unaffiliated insurance carriers. These agencies produce a minimal amount of business for the Company’s affiliated Insurance Company Subsidiaries.

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

Investments

The Company’s investment securities are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

securities that are not determined to be other-than-temporarily impaired (“OTTI”) are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes and, accordingly, have no effect on net income.

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

Effective July 1, 2013 the Insurance Company Subsidiaries of the Company entered into an agreement with State National Insurance Company, National Specialty Insurance Company and United Specialty Insurance

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Company (collectively, “SNIC”), wherein certain portions of our business from our Insurance Company Subsidiaries were written direct with SNIC and 100% assumed collectively by our Insurance Company Subsidiaries based on agreed upon percentages. The SNIC business has a 5.5% fee, which is reflected as assumed commission on the applicable Insurance Company Subsidiaries' financial statements. Our Insurance Company Subsidiaries collectively have assumed $268.5 million and $170.2 million in gross written premium from SNIC for the years ended December 31, 3014 and 2013, respectively. The impact of the SNIC fee on the Company’s expense ratio was 2.4% for the year ending December 31, 2014 and 0.5% for the year ended December 31, 2013.

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

Commission income, which includes reinsurance placement, is recorded on the later of the effective date or the billing date of the policies on which they were earned. Commission income is reported net of any sub-producer commission expense. Commission adjustments that occur subsequent to the issuance of the policy, typically because of cancellation, are recognized when the policy is effectively cancelled. Profit sharing commissions from Insurance Company Subsidiaries are recognized when determinable, which is when such commissions are received.

The Company reviews, on an ongoing basis, the collectability of its receivables and establishes an allowance for estimated uncollectible accounts. As of December 31, 2014 and 2013, the allowance for uncollectibles on receivables was $5.5 million and $5.1 million, respectively.

The agent balances receivable from Midwest Financial Holdings, LLC (“MFH”) for the years ended December 31, 2014 and 2013 were $32.7 million and $37.7 million, respectively. No other receivable exceeds 10% of the aggregate amount of receivables.

Equity Earnings of Affiliates

Equity earnings represent investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. The Company has a 28.5% equity interest in one affiliate, MFH. The equity earnings of this interest were recorded in net income. Equity earnings, net of tax, from MFH in 2014, 2013, and 2012, were $2.5 million, $2.8 million, and $3.0 million, respectively. The Company received dividends from MFH in 2014, 2013, and 2012, for $3.2 million, $2.0 million, and $4.0 million, respectively. The Company is recording the equity earnings in MFH based on a month lag due to timing differences with respect to the availability of information.

The Company has a 1.3% equity interest in another affiliate, Aquiline Financial Services Fund II L.P. The equity earnings incurred with respect to this interest were recorded in net income. The equity earnings, net of tax, from Aquiline Financial Services Fund II L.P. in 2014 were $1.1 million and $0.6 million in 2013. The Company had no equity earnings related to the Aquiline Financial Services Fund II L.P. for 2012.

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Investment earnings are anticipated in determining the recoverability of such deferred amounts. The Company reduces these costs for premium deficiencies. There were no premium deficiencies for the years ended December 31, 2014, 2013, and 2012.

Participating Policyholder Dividends

The Company’s method for determining policyholder dividends is a combination of subjective and objective decisions, which may include, among other things, a loss ratio analysis for the specific program and the

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Company’s overall business strategy and regulatory constraints related to the Insurance Company Subsidiaries. The Company determines the total dividends to be paid and then obtains the approval of the Board of Directors to pay up to a certain amount. At December 31, 2014 and 2013, the Company had $1.2 million and $1.3 million accrued for policyholder dividends, respectively.

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

Shares related to the LTIP included in diluted earnings per share were all zero for the years ended December 31, 2014, 2013, and 2012, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Restricted stock awards granted under the Plan on February 23, 2011, and 2010, were 28,500 and 202,500, respectively. Shares retired under both plans for tax withholding were 35,183 resulting in a net issuance of 195,817, which are included in the weighted average number of common shares for the year ended December 31, 2014.

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

Fair Value Disclosures

Due to the short-term nature of cash and cash equivalents, premiums and agent balances receivable, reinsurance recoverables, accrued interest, and other assets, the estimated fair value of such items approximates their carrying value. Since debt and equity securities are recorded in the financial statements at their estimated fair value as securities available for sale, their carrying value is their estimated fair value. The Company’s long term debt, including its debentures, line of credit, accrued expenses and other liabilities, and reinsurance balances payable are either short term in nature or based on current market prices; therefore, their estimated fair value approximates their carrying value. In addition, the Company’s derivative instruments, as disclosed in Note 7 ~ Derivative Instruments, are recorded in accordance with related accounting guidance and, therefore, are recorded at fair value.

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued a new standard that requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and when the entity intends to use the

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

deferred tax asset for that purpose. The new standard is effective for fiscal years and interim periods within those years that begin after December 15, 2013. The Company adopted this new guidance on January 1, 2014. The adoption of the new standard did not have a material impact on the Company's consolidated financial statements.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous GAAP comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, and must be retrospectively applied. Entities will have the option of presenting prior periods as impacted by the new guidance or presenting the cumulative effect of initial application along with supplementary disclosures. Early adoption is prohibited. The Company is currently evaluating the impact of adopting ASU 2014-09 on its financial condition and results of operations, but currently does not anticipate it having a material impact.

2. INVESTMENTS

The cost or amortized cost, gross unrealized gains, losses, non-credit other than temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at December 31, 2014 and December 31, 2013 were as follows (in thousands):

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$22,927	$479	$(75)	$—	$23,331
Obligations of states and political subs	695,259	25,886	(2,224)	—	718,921
Corporate securities	569,859	14,886	(3,728)	—	581,017
Residential mortgage-backed securities	100,477	1,886	(1,043)	—	101,320
Commercial mortgage-backed securities	19,805	262	(243)	—	19,824
Other asset-backed securities	19,383	585	(5)	—	19,963
Total debt securities available for sale	1,427,710	43,984	(7,318)	—	1,464,376
Equity Securities:
Common stock	94,371	17,217	(974)	—	110,614
Total equity securities available for sale	94,371	17,217	(974)	—	110,614
Total securities available for sale	$1,522,081	$61,201	$(8,292)	$—	$1,574,990
	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$24,985	$572	$(188)	$—	25,369
Obligations of states and political subs	730,004	25,509	(20,121)	—	735,392
Corporate securities	534,913	15,529	(11,935)	—	538,507
Residential mortgage-backed securities	118,930	2,191	(4,737)	—	116,384
Commercial mortgage-backed securities	26,719	617	(868)	—	26,468
Other asset-backed securities	20,203	763	(40)	—	20,926
Total debt securities available for sale	1,455,754	45,181	(37,889)	—	1,463,046
Equity Securities:
Perpetual preferred stock	71	147	—	—	218
Common stock	95,275	14,933	(444)	—	109,764
Total equity securities available for sale	95,346	15,080	(444)	—	109,982
Total securities available for sale	$1,551,100	$60,261	$(38,333)	$—	$1,573,028

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The Company’s investment objective within the common stock portfolio focuses primarily on maximizing dividend yield while minimizing price risk.

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of December 31, 2014 and December 31, 2013 were as follows (in thousands):

	December 31, 2014	December 31, 2013
Unrealized gains	$61,201	$60,261
Unrealized losses	(8,292)	(38,333)
Non-credit OTTI	—	—
Net unrealized gains	52,909	21,928
Deferred federal income tax expense	(18,518)	(7,675)
Net unrealized gains on investments, net of deferred federal income taxes	$34,391	$14,253

Net realized gains (losses, including OTTI) on securities, for the three years ended December 31, 2014, 2013, and 2012 were as follows (in thousands):

	December 31,
	2014	2013	2012
Realized gains (losses):
Debt securities:
Gross realized gains	$1,198	$2,002	$54,196
Gross realized losses	(383)	(531)	(217)
Total debt securities	815	1,471	53,979
Equity securities:
Gross realized gains	10,689	6,671	1,351
Gross realized losses	(628)	(401)	(17)
Total equity securities	10,061	6,270	1,334
Net realized gains	$10,876	$7,741	$55,313

OTTI included in realized losses on securities above	$(116)	$—	$—

Proceeds from the sales of debt and equity securities available for sale were $76.4 million, $119.6 million, and $572.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

At December 31, 2014, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$47,636	$48,031
Due after one year through five years	548,555	569,760
Due after five years through ten years	591,038	602,327
Due after ten years	100,816	103,151
Mortgage-backed securities, collateralized obligations and asset-backed securities	139,665	141,107
	$1,427,710	$1,464,376

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Net investment income for the three years ended December 31, 2014, 2013, and 2012 was as follows (in thousands):

	December 31,
	2014	2013	2012
Net Investment Income Earned From:
Debt securities	$42,669	$43,505	$51,956
Equity securities	3,512	3,855	1,740
Cash and cash equivalents	628	728	825
Total gross investment income	46,809	48,088	54,521
Less investment expenses	1,667	1,615	1,378
Net investment income	$45,142	$46,473	$53,143

United States Government obligations, municipal and corporate bonds aggregating $959.7 million and $756.5 million were on deposit at December 31, 2014 and 2013, respectively, with state regulatory authorities or otherwise pledged as required by law or contract.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Upon review of the Company’s investment portfolio in the context of our OTTI policy, the Company recorded $116,000 of OTTI losses on equity securities for the year ended December 31, 2014. The Company did not record a credit or a non-credit related OTTI loss on debt securities for the years ended December 31, 2014, 2013 and 2012.

The Company recorded an impairment which pertained to two lots of equities in our portfolio. The basis for the impairment was related to the length of time the lots had been in a loss position and not due to other factors such as severity of loss or credit worthiness of the issuances.

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	December 31, 2014
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non- Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non- Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non- Credit OTTI
Debt Securities:
U.S. Government and agencies	—	$—	$—	3	$3,440	$(75)	3	$3,440	$(75)
Obligations of states and political subs	14	34,918	(79)	48	150,683	(2,145)	62	185,601	(2,224)
Corporate securities	36	88,431	(748)	64	120,883	(2,980)	100	209,314	(3,728)
Residential mortgage-backed securities	—	—	—	11	71,869	(1,042)	11	71,869	(1,043)
Commercial mortgage-backed securities	—	—	—	5	13,031	(244)	5	13,031	(243)
Other asset-backed securities	—	—	—	2	4,021	(5)	2	4,021	(5)
Total debt securities	50	123,349	(827)	133	363,927	(6,491)	183	487,276	(7,318)
Equity Securities:
Common stock	17	18,215	(974)	—	—	—	17	18,215	(974)
Total equity securities	17	18,215	(974)	—	—	—	17	18,215	(974)
Total securities	67	$141,564	$(1,801)	133	$363,927	$(6,491)	200	$505,491	$(8,292)

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

	December 31, 2013
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non- Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non- Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non- Credit OTTI
Debt Securities:
U.S. Government and agencies	5	$6,181	$(91)	1	$903	$(97)	6	$7,084	$(188)
Obligations of states and political subs	103	285,264	(16,218)	16	43,811	(3,903)	119	329,075	(20,121)
Corporate securities	121	259,581	(10,663)	8	16,734	(1,272)	129	276,315	(11,935)
Residential mortgage-backed securities	13	72,458	(3,879)	1	8,095	(858)	14	80,553	(4,737)
Commercial mortgage-backed securities	5	12,451	(868)	—	—	—	5	12,451	(868)
Other asset-backed securities	4	8,522	(40)	—	—	—	4	8,522	(40)
Total debt securities	251	644,457	(31,759)	26	69,543	(6,130)	277	714,000	(37,889)
Equity Securities:
Perpetual preferred stock	—	—	—	—	—	—	—	—	—
Common stock	15	12,112	(444)	—	—	—	15	12,112	(444)
Total equity securities	15	12,112	(444)	—	—	—	15	12,112	(444)
Total securities	266	$656,569	$(32,203)	26	$69,543	$(6,130)	292	$726,112	$(38,333)

Changes in the amount of credit loss on fixed maturities for which a portion of an OTTI related to other factors was recognized in other comprehensive income were as follows (in thousands):

Balance as of January 1, 2013	$(156)
Additional credit impairments on:
Previously impaired securities
Securities for which an impairment was not previously recognized	—
Reductions	156
Balance as of December 31, 2013	—
Additional credit impairments on:
Previously impaired securities	—
Securities for which an impairment was not previously recognized	—
Reductions	—
Balance as of December 31, 2014	$—

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

The Level 3 securities consist of 15 securities totaling $3.3 million or 0.2% of the total investment portfolio. These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip. To fair value all 15 of these securities, the third party investment manager used benchmarking techniques based upon industry sector, rating and other factors.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Also included in Level 3 valuation, are the conversion feature within the Notes (as defined in Note 6) and the convertible senior notes hedge. The estimated fair values of the both the conversion feature and the convertible senior notes hedge are obtained from the third party financial institution counterparties valued using non-binding broker quotations and significant unobservable inputs.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of December 31, 2014 (in thousands):

		Fair Value Measurements Using
	December 31, 2014 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt Securities:
U.S. Government and agencies	$23,331	$—	$23,331	$—
Obligations of states and political subs	718,921	—	718,921	—
Corporate securities	581,017	—	579,847	1,170
Residential mortgage-backed securities	101,320	—	101,320	—
Commercial mortgage-backed securities	19,824	—	19,824	—
Other asset-backed securities	19,963	—	17,845	2,118
Total debt securities available for sale	1,464,376	—	1,461,088	3,288
Equity Securities:
Common stock	110,614	110,614	—	—
Total equity securities available for sale	110,614	110,614	—	—
Total securities available for sale	$1,574,990	$110,614	$1,461,088	$3,288
Derivatives:
Derivatives - interest rate swaps	$(1,158)	$—	$(1,158)	$—
Cash conversion feature of cash convertible notes	(16,571)	—	—	(16,571)
Purchased cash convertible note hedge	16,571	—	—	16,571
Total derivatives	$(1,158)	$—	$(1,158)	$—
Total securities available for sale and derivatives	$1,573,832	$110,614	$1,459,930	$3,288

The following table presents changes in Level 3 available for sale investments measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs - Level 3
	Commercial mortgage-backed and Other asset- backed securities	Corporate securities	Total
Balance as of January 1, 2013	$4,303	$1,141	$5,444
Total gains or losses (realized/unrealized):
Included in earnings	711	55	766
Included in other comprehensive income	(290)	(229)	(519)
Purchases	—
Issuances	—
Settlements	(2,116)	(78)	(2,194)
Transfers in and out of Level 3	—	—	—
Balance as of December 31, 2013	$2,608	$889	$3,497

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

	Fair Value Measurement Using Significant Unobservable Inputs - Level 3
	Commercial mortgage-backed and Other asset- backed securities	Corporate securities	Total
Total gains or losses (realized/unrealized):
Included in earnings	373	32	405
Included in other comprehensive income	(197)	250	53
Purchases	—
Issuances	—
Settlements	(667)	—	(667)
Transfers in and out of Level 3	—	—	—
Balance as of December 31, 2014	$2,117	$1,171	$3,288

There were no credit related losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of a reporting period. During the year ended December 31, 2014, there were no transfers between Levels 1, 2 and 3.

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

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$1,616,521	$1,455,980	$1,194,977
Less reinsurance recoverables	505,431	381,905	315,884
Total Beginning Reserves	1,111,090	1,074,075	879,093
Incurred related to:
Current year	422,549	480,637	592,169
Prior years	(1,741)	68,400	85,515
Total Incurred	420,808	549,037	677,684
Paid related to:
Current year	94,907	115,542	151,262
Prior years	366,162	396,480	331,440
Total Paid	461,069	512,022	482,702
Net balance, end of year	1,070,829	1,111,090	1,074,075
Plus reinsurance recoverables	519,530	505,431	381,905
Balance, end of year	$1,590,359	$1,616,521	$1,455,980

As a result of development on prior accident years’ reserves, the estimate for net ultimate losses and loss adjustment expenses (“LAE”) decreased by $1.7 million in calendar year 2014, increased by $68.4 million in calendar year 2013, and increased by $85.5 million in calendar year 2012.

For the year ended December 31, 2014, the Company reported a decrease in net ultimate loss and LAE estimates of $1.7 million, or -0.2% of $1,111.1 million of beginning net loss and LAE reserves. There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

2014. The $1.7 million net ultimate decrease reflects a decrease of $31.5 million and $1.2 million related to workers’ compensation programs and the residual markets, respectively. These decreases were partially offset by increases of $18.5 million, $8.2 million, and $4.2 million related to commercial multiple peril, commercial automobile programs, and other lines of business, respectively.

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

5. REINSURANCE

The Company’s Insurance Company Subsidiaries cede insurance to reinsurers under facultative, pro-rata and excess-of-loss contracts. These reinsurance arrangements diversify the Company’s business and minimize its exposure to large losses or hazards of an unusual nature. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, the Company would be liable for such defaulted amounts. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. The Company also assumes insurance from other domestic insurers and reinsurers. The Company performs a risk transfer analysis on those agreements which are not reasonably self-evident to evaluate whether the reinsurance agreements entered into by the Company transfer both significant timing and underwriting risk to the reinsurer. All current reinsurance contracts conform to the risk transfer requirements and, accordingly, are accounted for as reinsurance under the applicable accounting guidance.

The Company receives ceding commissions in conjunction with certain reinsurance activities. These ceding commissions are offset against the related underwriting expenses and were $ 22.1 million, $56.8 million, and $57.2 million in 2014, 2013, and 2012, respectively.

At December 31, 2014 and 2013, the Company had reinsurance recoverable for paid and unpaid losses of $535.4 million and $519.9 million, respectively.

The Company manages its credit risk on reinsurance recoverable by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. The Company generally does not seek collateral where the reinsurer is rated “A-” or better by A.M. Best, has $500 million or more in surplus, and is admitted in the state of Michigan. As of December 31, 2014, the largest unsecured reinsurance recoverable is due from an admitted reinsurer with an “A+” (Superior) A.M. Best rating and accounts for 13.7% of the total recoverable for paid and unpaid losses. To date, the Company has not, in the aggregate, experienced material difficulties in collecting reinsurance recoverable.

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

The allowance was $12.0 million and $14.0 million at December 31, 2014 and 2013, respectively.

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

The Company’s current reinsurance structure for business generated by it and its affiliated insurance entities includes the following primary categories:

Aviation

•	The Company retains up to the first $1.0 million of loss for each aviation hull and up to $1.0 million for each aviation liability risk; however, the retention for any one occurrence is limited to $1.0 million.
•	For policies effective November 1, 2013 through October 31, 2014, Reinsurers reimburse the Company up to $12.5 million for each loss occurrence in excess of the $1.0 million retention. Reinsurers reimburse the Company up to $29M for each loss occurrence in excess of the $1.0M retention for policies in force and effective November 1, 2014 through October 31, 2015.

Casualty – Commercial Lines – Excess and Primary

•	The Company retains up to the first $1.0 million of loss for each risk.
•	Reinsurers reimburse the Company up to $6.0 million per risk, or up to $15.0 million per risk, for business classified as excess liability for Public Entities, in excess of the $1.0 million retention.
•	Reinsurers reimburse the Company up to an additional $5.0 million for a loss event where two or more policies or coverage parts are involved.
•	Reinsurers reimburse the Company up to an additional $10.0 million for awards made in excess of the Company’s policy limits or resulting from extra contractual obligations, after the Company retains the first $500,000.
•	Individual facultative reinsurance is purchased for excess and primary Casualty limits in excess of $7.0 million.

Excess Workers’ Compensation

•	The Company retains 10% of the difference between $2.0 million and the insured’s self-insured retention, up to $175,000 of loss per claim, per occurrence based on a minimum SIR of $250,000 for policies effective prior to July 1, 2014. For policies effective July 1, 2014 and after, the Company cedes 100% of the layer.
•	Reinsurers reimburse the Company 100% of the difference between $2.0 million and the insured’s self-insured retention, up to $1.75 million per claim, per occurrence after an annual aggregate deductible is met. The minimum annual aggregate deductible is $8,250,000.
•	Reinsurers reimburse the Company 100% of $13.0 million per claim, per occurrence in excess of the $2 million underlying structure.

Marine

•	The Company retains up to $1.0 million of loss for each hull and each marine liability risk.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

•	Reinsurers reimburse the Company up to $4.0 million for each hull and each marine liability risk in excess of the $1.0 million retention.
•	Reinsurers reimburse the Company up to an additional $2.0 million for a loss event involving both marine hull and liability or a loss event involving more than one risk.

Medical Malpractice Common Loss

•	The Company retains up to $2.0 million per occurrence for the $50.0 million of losses under medical malpractice policies relating to a common event or systemic cause of loss.
•	Reinsurers reimburse the Company up to $8.0 million for each occurrence in excess of the $2.0 million retention.

Multiple Line Quota Share

•	The Company entered into a 50% quota share agreement for a select portion of business subject to certain limitations, effective December 31, 2012 on an in force, new and renewal basis. Business subject to the treaty effective January 1, 2013 through September 30, 2013 ceded at 25%. In return, the Company received a provisional ceding commission, which has been deferred and is recognized in relation to earned premium. This treaty was terminated by mutual consent October 1, 2013 on a run-off basis.

Property

•	The Company retains up to $1.0 million of loss for each property risk.
•	Reinsurers reimburse the Company up to $9.0 million for each property risk in excess of the $1.0 million retention after an annual aggregate deductible of $1.0 million is met.
•	Individual or semi-automatic facultative reinsurance is purchased for any property risk with limits in excess of $10.0 million.
•	The Company retains the first $5.0 million of net property catastrophe loss plus 50% of the next $5.0 million of net property catastrophe loss (up to $7.5 million) per loss occurrence.
•	Reinsurers reimburse the Company up to $57.5 million of net property catastrophe loss, per occurrence in excess of the $7.5 million retention, subject to an aggregate limit of $115.0 million for all property catastrophe losses occurring during the treaty period.

Surety

•	The Company retained up to $2.5 million for each bond and Reinsurers reimbursed the Company up to $7.5 million for each bond under a variable quota share agreement effective through November 1, 2013. The Company terminated the variable quota share agreement November 1, 2013 in line with reducing its maximum exposure to $1.0M or less for any single bond.

Workers’ Compensation

•	The Company retains up to $1.0 million of loss per occurrence. In addition, the Company has a $1.5M annual aggregate deductible for certain business written in California through a specific production source.
•	Reinsurers reimburse the Company up to $14.0 million of loss for each claimant and $99.0 million for all claimants involved in any one loss occurrence, subject to an aggregate limit of $198.0 million for the annual period. For terrorism the Company can recover an additional $40.0 million in loss in excess of the $100.0 million underlying reinsurance structure.
•	The Company assumes a 65% line under a third party quota share agreement where the maximum exposure to any one loss occurrence is limited to $1.0 million after an annual aggregate deductible of $500,000 is met. The quota share contract is protected by inuring excess of loss reinsurance up to $20.0 million per claim or per occurrence.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Fronting – Multiple Lines

•	Effective July 1, 2013, the Company entered into a reinsurance fronting agreement with SNIC, wherein certain portions of our business from our six insurance carriers was written with SNIC and 100% assumed collectively by our six carriers based on agreed upon percentages. The SNIC fronted business has a 5.5% fee, which is reflected as assumed commission in the Company’s financial statements.

Reconciliations of direct to net premiums, on a written and earned basis, for 2014, 2013, and 2012 are as follows (in thousands):

	2014		2013		2012
	Written	Earned	Written	Earned	Written	Earned
Direct	$450,448	$535,512	$741,265	$928,919	$1,028,630	$977,749
Assumed	292,016	284,969	202,746	100,143	38,003	36,216
Ceded	(141,227)	(177,210)	(252,374)	(331,645)	(269,131)	(159,706)
Net	$601,237	$643,271	$691,637	$697,417	$797,502	$854,259

6. DEBT

Credit Facilities

On August 29, 2012, the Company executed $130.0 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $30.0 million term loan facility and a $100.0 million revolving credit facility.

On September 19, 2013, the Company amended the Credit Facilities pursuant to a Second Amendment to Credit Agreement and Waiver (the “Amendment”). Under the Amendment, the term loan facility continues to have a four year term and the same amortization period. As of December 31, 2014, the outstanding balance on the Company’s term loan facility was $16.5 million. The Amendment reduced available borrowing under the revolving credit facility from $100.0 million to $30.0 million with further periodic reductions to $21.0 million as of March 31, 2016, less any optional reductions to the revolving commitments. The Amendment also established an amortization schedule for the revolving credit facility beginning on September 30, 2014. The Company has $15.0 million outstanding under its revolving credit facility and $0.1 million in letters of credit as of December 31, 2014. The undrawn portion of the revolving credit facility, which was $8.4 million as of December 31, 2014, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. On December 30, 2014, in connection with the proposed transaction with Fosun, the parties to the Credit Agreement entered into a letter agreement amending the definition of “Change of Control” therein by removing from such definition the entry by Meadowbrook into a contract that would result in an acquisition of Meadowbrook.

The principal amount outstanding under the Credit Facilities provides for interest at either the Alternative Base Rate (“ABR”) or the London interbank offered rate (“LIBOR”). ABR borrowings under the Credit Facilities will bear interest at the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBOR for a one-month period plus 1.0%, in each case, plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Facilities will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty-five basis points and thirty-seven and a half basis points, based on the Company’s consolidated leverage ratio as defined by the Credit Facilities. At December 31, 2014, the interest rate on the Company’s term loan was 2.81%, which consisted of a variable rate of 0.31%, plus an applicable margin of 2.50%. At December 31, 2014, the interest rate on the Company’s revolving credit facility was approximately 0.27%, plus a 2.50% margin.

Additionally, under the Amendment, the financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth of $365,697,000 as of the effective date of the Amendment, with quarterly

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

increases thereafter of the sum of (a) seventy-five percent of positive net income and (b) seventy-five percent of increases in shareholders’ equity by reason of the issuance and sale of equity interests, if any, (2) minimum Risk Based Capital Ratio for all material Insurance Company Subsidiaries of 1.75 times Company Action Level, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00 at any time on or after September 30, 2014, (4) minimum consolidated fixed charge coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++” for all Insurance Company Subsidiaries. As of December 31, 2014, the Company was in compliance with these debt covenants.

FHLBI

During 2011, certain of the Insurance Company Subsidiaries (Star, Williamsburg and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates providing a source of liquidity. As of December 31, 2014, the Company had borrowed $30.0 million from the FHLBI after pledging as collateral residential mortgage-backed securities (“RMBS”) having a carrying value of $35.5 million, and making a FHLBI common stock investment of approximately $1.6 million. Proceeds of the borrowing were used to purchase investment securities with durations to match the maturity of the debt in 2017, realizing a margin over the cost of debt of approximately 100 bps. The Company has the ability to increase its borrowing capacity through purchasing additional investments in FHLBI and pledging additional securities. The Company retains all the rights regarding the collateralized RMBS.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at December 31, 2014 (1)	Principal Amount
2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.28%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.23%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.43%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.81%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.23%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.33%	10,000
					Total	$80,930

(1)	The underlying three-month LIBOR rate varies as a result of the interest rate reset dates used in determining the three-month LIBOR rate, which varies for each long-term debt item each quarter.
(2)	Represents the junior subordinated debentures acquired in conjunction with our merger with ProCentury (the “ProCentury Merger”) on July 31, 2008.

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

Cash Convertible Senior Notes

On March 18, 2013, the Company issued $100.0 million of 5.0% cash convertible senior notes (the “Notes”), which mature on March 15, 2020. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2013. Until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time on or after September 15, 2019 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions, including certain changes in control. The Notes are not convertible into Meadowbrook common stock or any other securities under any circumstances. The initial conversion rate is 108.8732 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $9.18 per share), subject to adjustment upon the occurrence of certain events. Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal, plus any accrued and unpaid interest. The proceeds from the issuance of the Notes were bifurcated into a debt component and an embedded conversion option component.

Due to the bifurcation, the debt component reflects an original issue discount (“OID”) of $12.9 million which will be amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the OID, the Notes’ effective interest rate is 7.4%.

The following table shows the amounts recorded for the debt component of the Notes as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Outstanding principal	$100,000	$100,000
Unamortized OID	(10,218)	(11,777)
Total debt component	$89,782	$88,223

Deferred issuance costs of $3.7 million will also be amortized into interest expense over the term of the Notes. Interest expense on the Notes, including amortization of deferred issuance costs, recognized on the notes was $7.0 million and $5.4 million for the years ended December 31, 2014 and 2013, respectively.

As the conversion feature is structured under the cash settlement method, the embedded conversion option is reported as a derivative liability.

In connection with the offering of the Notes, the Company also entered into cash convertible senior notes hedge transactions (the “Note Hedges”) and Warrant transactions (the “Warrants”) with respect to its common stock with certain counter-parties. Upon conversion, the Note Hedges are intended to offset potential cash payments in excess of the principal amount of the Notes. The Note Hedges and Warrants are separate transactions, entered into by the Company with certain counter-parties and are not part of the terms of the Notes.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at December 31, 2014
6/30/2013	6/30/2023	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	6.340%	$10,000
4/29/2013	4/29/2023	Senior debentures	Three-month LIBOR, plus 4.00%	6.250%	13,000
9/28/2012	8/30/2016	Term loan (1)	Three-month LIBOR	0.714%	16,500
8/15/2013	8/15/2023	Junior subordinated debentures (2)	Three-month LIBOR	2.180%	10,000
9/4/2013	9/4/2023	Junior subordinated debentures (2)	Three-month LIBOR	2.270%	15,000
9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000
				Total	$96,500

(1)	The Company is required to make fixed rate interest payments on the current balance of the term loan, amortizing in accordance with the term loan amortization schedule. The Company fixed only the variable interest portion of the loan. The actual interest payments associated with the term loan also include an additional rate of 2.50% in accordance with the Credit Facilities.
(2)	The Company fixed only the variable interest portion of the debt. The actual interest payments associated with the debentures also include an additional rate of 4.10% and 4.00% on the $10.0 million and $15.0 million debentures, respectively.

In relation to the above interest rate swaps, the net interest expense incurred for the year ended December 31, 2014, 2013, and 2012 was approximately $1.8 million, $2.3 million, and $3.1 million, respectively.

As of December 31, 2014, the total fair value of the interest rate swaps reflects a gross unrealized loss position of ($1.2 million). As of December 31, 2013, the total fair value of the interest rate swaps was $1.6 million, which reflects a gross unrealized gain position of $2.9 million and a gross unrealized loss position of ($1.3 million). At December 31, 2014 and 2013, accumulated other comprehensive income included accumulated gain (loss) on the cash flow hedge, net of taxes, of approximately ($0.8) million and $1.0 million, respectively. The Company does not net the unrealized gains and losses in the financial statements.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Convertible Note with Unaffiliated Insurance Agency

The Company has a $2.0 million convertible note with an unaffiliated insurance agency. The interest rate on the convertible note is 3% and is due on January 1, 2022. This note is convertible at the option of the Company based upon a pre-determined formula. As security for the note, the borrower granted the Company a first lien on all of its accounts receivable, cash, general intangibles, and other assets. As additional collateral for the note, the Company obtained guaranties of payment and performance from certain affiliated companies of the borrower, as well as related individuals, which guaranties are secured by additional collateral.

Cash Convertible Senior Notes and Note Hedges

As discussed in Note 6 ~ Debt, the Company issued the Notes. Holders may convert their Notes subject to certain conversion provisions, including certain changes in control. In order to offset the risk associated with the cash conversion feature, the Company entered into the Note Hedges. Both the cash conversion feature and the purchased convertible Note Hedges are measured at fair value with gains and losses recorded in the Company’s Consolidated Statements of Income.

At December 31, 2014, the cash conversion feature of the Notes had a fair market value of ($16.6 million) and the Note Hedges had a fair market value of $16.6 million.

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

A significant portion of the Company’s consolidated assets represents assets of its Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans or advances. The restriction on the transferability to the holding company from its Insurance Company Subsidiaries is limited by regulatory guidelines. These guidelines specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the ordinary dividend available to be paid from the Insurance Company Subsidiaries during 2014 was $48.8 million without prior regulatory approval. Of this $48.8 million, ordinary dividends of $20.0 million were declared and paid as of December 31, 2014. In addition to ordinary dividends, the Insurance Company Subsidiaries had the capacity to pay $149.9 million of extraordinary dividends in 2014, subject to prior regulatory approval. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and A.M. Best’s Capital Adequacy Ratio (BCAR). The Company heavily considers these ratios when evaluating liquidity and capital strategies. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. Total ordinary dividends paid from the Company’s Insurance Company Subsidiaries to its holding company were $20.0 million and $14.0 million in 2014 and 2013, respectively.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Summarized 2014 and 2013 statutory basis information for the primary insurance subsidiaries, which differs from generally accepted accounting principles, is as follows (in thousands):

	Star	Savers	Williamsburg	Ameritrust	Century	PIC
2014:
Statutory capital and surplus	$324,285	$63,179	$33,847	$31,841	$186,714	$48,709
RBC authorized control level	$79,540	$13,549	$7,112	$6,126	$40,751	$9,961
Statutory net income	$14,692	$5,084	$2,643	$2,498	$14,035	$3,499
RBC %	407.7%	466.3%	475.9%	519.8%	458.2%	489.0%
	Star	Savers	Williamsburg	Ameritrust	Century	PIC
2013:
Statutory capital and surplus	$309,591	$57,937	$31,347	$29,403	$178,629	$46,050
RBC authorized control level	$80,246	$13,565	$7,097	$6,122	$40,714	$9,924
Statutory net income	$3,935	$(3,561)	$(2,018)	$(1,398)	$(3,776)	$(2,715)
RBC %	385.8%	427.1%	441.7%	480.3%	438.7%	464.0%

Insurance operations are subject to various leverage tests (e.g., premium to statutory surplus ratios), which are evaluated by regulators and rating agencies. As of December 31, 2014, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 1.4 to 1.0 and 1.2 to 1.0, respectively.

NAIC has adopted an RBC formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital of regulated companies. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general, an insurance company must submit a calculation of its RBC formula to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

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

At December 31, 2014, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required. At December 31, 2014 and 2013, the Company’s consolidated statutory surplus was $511.0 million and $488.2 million, respectively. For the years ended December 31, 2014, 2013, and 2012, the Company’s consolidated statutory net (loss)/income was $42.5 million, ($20.7 million), and $33.5 million, respectively.

The Company’s Insurance Company Subsidiaries have deposits with various states to comply with the insurance laws where the Insurance Company Subsidiaries are licensed. At December 31, 2014 and 2013, the book value of these deposits totaled $959.7 million and $756.5 million, respectively. There are withdrawal and other restrictions on these deposits, but we direct how the deposits are invested and we earn interest on the funds, and therefore these funds are not restricted cash. Since these deposits are invested at management’s direction and the Company earns the related interest, management does not anticipate that it is reasonably likely that the deposits will affect the Company’s financial position or results of operations.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The Company’s current financial strength rating from A.M. Best (insurance industry credit rating) is “B++” (Good) for its Insurance Company Subsidiaries. The issuer credit rating is “bbb” for the Insurance Company Subsidiaries and “bb” for Meadowbrook. A.M. Best ratings are designed to assess an insurer’s financial strength and ability to meet continuing obligations to policyholders.

9. DEFERRED POLICY ACQUISITION COSTS

The following table reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$62,773	$45,417	$74,467
Acquisition costs deferred	136,536	144,359	159,416
Amortized to expense during the period	(146,182)	(151,255)	(156,480)
Change in Swiss Re QS Agreement	7,735	24,252	(31,986)
Balance, end of period	$60,862	$62,773	$45,417

The Company reduces deferred policy acquisition costs for premium deficiencies. There were no premium deficiencies at December 31, 2014, 2013, and 2012.

10. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Current tax (benefit) expense	$458	$(17,533)	$1,048
Deferred tax (benefit) expense	3,648	(13,427)	(8,890)
Total provision for income tax (benefit) expense	$4,106	$(30,960)	$(7,842)

A reconciliation of the Company’s tax provision on income from operations to the U.S. federal income tax rate of 35% is as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Tax provision at statutory rate	$10,197	$(51,011)	$439
Tax effect of:
Goodwill impairment write off	—	26,532	—
Tax exempt interest, net of proration	(5,883)	(6,057)	(5,684)
Deferred tax asset valuation allowance	—	(548)	(4,085)
Dividends received deduction, net of proration	(677)	(539)	(130)
Non-deductible expenses	632	383	293
Deferred and other tax asset adjustments	(228)	199	1,233
State income taxes, net of federal benefit	55	113	153
Other, net	10	(32)	(61)
Federal and state income tax (benefit) expense	$4,106	$(30,960)	$(7,842)
Effective tax (benefit) expense rate	14.1%	21.2%	(625.9)%

At December 31, 2014 and 2013, the current taxes receivable were $12.7 million and $20.5 million, respectively.

Deferred federal income taxes reflect the estimated future tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The components of deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred Tax Assets:
Unpaid losses and loss adjustment expenses	$30,200	$34,424
Unearned premium reserves	18,344	20,966
Net operating loss carry-forward	8,759	9,325
AMT credit carry-forward	5,253	2,312
Goodwill	4,263	4,953
Allowance for doubtful accounts	1,934	1,783
Compensation related	1,902	1,520
Other than temporary impairment losses on investments and purchase accounting adjustments	1,322	2,015
Amortization of debt and transaction costs	1,100	1,191
Other, net	500	839
Total Deferred Tax Assets	73,577	79,328
Deferred Tax Liabilities:
Deferred policy acquisition costs	(21,302)	(21,970)
Unrealized gains on investments, net	(18,293)	(8,310)
Amortization of intangible assets	(2,992)	(3,872)
Depreciation	(2,195)	(2,750)
Total Deferred Tax Liabilities	(44,782)	(36,902)
Net deferred tax assets before valuation allowance	28,795	42,426
Valuation allowance	(755)	(991)
Net deferred tax assets	$28,040	$41,435

Realization of the deferred tax asset shown above is dependent upon generating sufficient taxable income to absorb the applicable reversing temporary differences. A valuation allowance is established if, based upon certain facts and circumstances, management believes some or all of certain tax assets will not be realized. At December 31, 2014 and 2013, the Company had a valuation allowance of $0.8 million and $1.0 million, respectively, related to unrealized losses on securities and other than temporary impairments that, upon realization, could not be offset by past or future capital gains. During 2014, the valuation allowance decreased by $236,000 which was recorded as an increase to other comprehensive income. During 2013, the valuation allowance decreased by $413,000 of which $548,000 was recoded through the statement of operations. The offsetting $135,000 was recorded as a reduction to other comprehensive income. Management periodically evaluates the adequacy of the valuation allowances, taking into account open tax positions, tax assessments received and tax law changes. This evaluation involves the use of estimates and a high degree of management judgment. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities and reserves.

At December 31, 2014, the Company had a Net Operating Loss (NOL) Carry-forward of $25.0 million which will expire in 2033. This carry-forward is available to be used as a reduction of future taxable income on the federal income tax returns filed by the Company in subsequent years. The Company’s NOL Carry-forward at December 31, 2013 was $26.6 million.

The Company had an Alternative Minimum Tax (AMT) credit carry-forward of $5.3 million at December 31, 2014 and $2.3 million at December 31, 2013. The AMT credit carry-forwards have no expiration date.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

At December 31, 2014 and 2013, the Company did not have any unrecognized tax benefits. Interest costs and penalties related to income taxes are classified as interest expense and general corporate expenses, respectively. As of December 31, 2014 and December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to United States federal income tax as well as to income tax of multiple state jurisdictions. During 2014, the Internal Revenue Service (“IRS”) completed an exam of the 2011 federal income tax return and federal income tax returns for all years after 2011 are subject to future examination by the IRS. Tax returns for multiple state jurisdictions for all years after 2009 are subject to future examination by tax authorities.

11. VARIABLE COMPENSATION

Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to named executive officers and other members of management of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). No restricted stock awards were issued in 2012 , 2013 or 2014. The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight-line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns their employment without “Good Reason” as provided for in the employee’s respective employment agreements. The Company recorded approximately $93,000 and $330,000 of restricted stock awards compensation expense for the year ended December 31, 2014 and 2013, respectively. The total compensation cost related to the non-vested portion of the awards that have not been recognized as of December 31, 2014 and 2013 were approximately $8,000 and $103,000, respectively. The 2002 Amended and Restated Stock Option Plan expired in 2012 so any future award will be issued out of the Company’s 2009 Equity Compensation Plan, which was previously approved by shareholders.

On February 13, 2014 and February 13, 2013, the Company issued 2,400 non-restricted stock awards to each outside member of the Board of Directors, which vested immediately. On May 16, 2014 and August 12, 2014, the Company issued a 2,400 non-restricted stock award and a 2,000 non-restricted stock award to two newly elected members of the Board of Directors. The Company recorded $148,000 and $137,000 of non-restricted stock awards compensation expense for the year ended December 31, 2014 and 2013, respectively.

Long Term Incentive Plan

The Company maintains a Long Term Incentive Plan (the “LTIP”). On February 7, 2014, February 8, 2013 and July 27, 2012, the Company adopted its 2014, 2013 and 2012 LTIP (the “Plan(s)”), respectively. The Plans allow for the use of restricted stock incentive awards to eligible executives, managers and other eligible key employees based on the achievement of service and pre-established performance goals for annual performance periods. The Compensation Committee of the Board of Directors administers the Plans, subject to the direction of the Board of Directors, and will designate the eligible employees who will participate in the Plans for a specified service/performance period. Restricted stock awards under the Plans are made pursuant to the Company's 2009 Equity Compensation Plan. Participants are not eligible for any award under the Plans, until the end of the service and performance periods, which are December 31 for each respective Plan.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

death, disability or retirement, the participant will become vested in all shares of restricted stock that have not yet vested (or will continue to vest in such shares in accordance with the terms and conditions of the participant’s restricted stock agreement), and is entitled to a pro rata portion of any awards for the period in which such termination occurs.

In the event of a “change in control” of the Company (as defined in the Plans) each participant under the plan is entitled to the payment of their award for the period in which the change in control occurs, as provided for in the applicable restricted stock agreement; all shares of restricted stock fully vest and become nonforfeitable.

Awards under the Plan will be paid 100% in stock and vest in 20% increments following the end of the one-year period, with 30% of the award based upon service and 70% of the award based upon the performance of the Company for senior executives. The Company will expense each Plan over a five year period beginning with the quarter ending March 31 of the respective Plan year.

The prior LTIP, was a three-year plan for the years 2009 through 2011 and provided participants with the opportunity to earn cash and stock awards based upon the achievement of pre-established performance goals over a three-year performance period. The Company began accruing for the LTIP payout for the 2009 through 2011 Plan years as of March 31, 2009.

At December 31, 2014, the Company had accrued $593,000 for the 2012 LTIP service portion, $481,000 for the 2013 LTIP service portion and $244,000 for the 2014 LTIP service portion for a total of $1,318,000. At December 31, 2013, the Company had accrued $398,000 for the 2012 LTIP service portion and $244,000 for the 2013 LTIP service portion for a total of $642,000. Because the targets were not met for the performance portion of all three LTIP Plans, no amounts were accrued for the performance portion by the Company as of December 31, 2014, 2013 and 2012.

Deferred Compensation Plan

The Company maintains an Executive Nonqualified Excess Plan (the “Excess Plan”). The Excess Plan is intended to be a nonqualified deferred compensation plan that will comply with the provisions of Section 409A of the Internal Revenue Code. The Company maintains the Excess Plan to provide a means by which certain key management employees may elect to defer receipt of current compensation from the Company in order to provide retirement and other benefits, as provided for in the Excess Plan. The Excess Plan is funded solely by the participating employees and maintained primarily for the purpose of providing deferred compensation benefits for eligible employees. For those participants who satisfy minimum funding requirements, the participant is eligible for a life insurance benefit of $250,000 in the event of the participant’s death. At December 31, 2014 and 2013, the Company had $2.5 million and $2.2 million accrued for the Excess Plan, respectively.

12. SHAREHOLDERS’ EQUITY

At December 31, 2014, shareholders’ equity was $457.6 million, or a book value of $9.14 per common share, compared to $413.4 million, or a book value of $8.29 per common share, at December 31, 2013.

On October 28, 2011, the Company’s Board of Directors approved a Share Repurchase Plan authorizing management to purchase up to 5.0 million shares of the Company’s common stock in market transactions for a period not to exceed twenty-four months. For the years ended December 31, 2014 and 2013, there were no share repurchases. The Company has no Share Repurchase Plan in place, with the last plan having expired on October 28, 2013.

For each of the years ended December 31, 2014 and 2013, cash dividends paid to common shareholders totaled $4.0 million. On February 27, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend is payable on March 30, 2015, to shareholders of record as of March 16, 2015.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share amounts):

	2014	2013	2012
Net income (loss)	$28,657	$(112,310)	$11,749

Common shares:
Basic
Weighted average shares outstanding	50,063,953	49,871,587	50,177,484

Diluted
Weighted average shares outstanding	50,063,953	49,871,587	50,177,484
Dilutive effect of:
Share awards under long term incentive plan	—	—	—
Total	50,063,953	49,871,587	50,177,484

Net income (loss) per common share
Basic	$0.57	$(2.25)	$0.23
Diluted	$0.57	$(2.25)	$0.23

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments, particularly related to future cash flows, discount rates (including market risk premiums) and market multiples. The fair values of the reporting units were determined using a blend of two commonly used valuation techniques, the market approach and the income approach. The Company gives consideration to two valuation techniques, as either technique can be an indicator of value. For the market approach, valuations of reporting units were based on an analysis of price multiples, net book value and net tangible book value. The peer group price multiples used in the analysis were selected based on management’s judgment. For the income approach, the Company estimated future cash flows using a discounted cash flow model (“DCF model”). A DCF model was selected to be comparable to what would be used by market participants to estimate fair value. The DCF model incorporated expected future growth rates, terminal value amounts, and the applicable weighted-average cost of capital to discount estimated cash flows. The projections used in the estimate of fair value are consistent with the Company’s forecast and long-range plans.

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

The carrying amount of the remaining goodwill is $6.9 million and $5.6 million at December 31, 2014 and December 31, 2013, respectively and it represents goodwill attributable to the Company’s Agency Operations reporting unit. During 2014 and 2013, the Company performed an annual qualitative assessment testing of the Agency Operations goodwill. The qualitative assessment is a method that allows management to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of performing the two-step goodwill impairment testing. The Company selected October 1st of each year as the date for the evaluation of the Agency Operations reporting unit goodwill. As part of the analysis, management evaluated the impact of events and circumstances, including both positive and negative evidence that have occurred since the last two-step goodwill impairment test date of June 30, 2013. This evaluation is a subjective process and involves the consideration of historical performance, changes in carrying value, and identifying and assessing changes in key drivers of enterprise value (both internal and external factors). Based on this qualitative assessment, management concluded that there was no goodwill impairment in the Agency Operations reporting unit as of December 31, 2014 and December 31, 2013.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following summarizes the goodwill activity and beginning and ending balances for the year ended December 31, 2014 and the year ended December 31, 2013 (in thousands):

	Agency Operations	Specialty Insurance Operations	Total
Balance at January 1, 2013	$5,644	$115,397	$121,041
Goodwill Impairment	—	(115,397)	(115,397)
Balance at December 31, 2013	$5,644	$—	$5,644
Additions to Goodwill	1,213	—	1,213
Balance at December 31, 2014	$6,857	$—	$6,857

Other Intangible Assets

At December 31, 2014 and 2013, the Company had other intangible assets of $21.9 million ($55.0 million gross, net of $33.1 million accumulated amortization) and $24.5 million ($53.8 million gross, net of $29.3 million accumulated amortization), respectively. Other intangible assets consist of definite lived intangibles and indefinite lived intangibles as detailed below.

As of December 31, 2014 and 2013 the Company had definite lived intangibles of $16.4 million ($49.5 million gross, net of $33.1 million accumulated amortization) and $19.0 million ($48.3 million gross, net of $29.3 million accumulated amortization), respectively. The definite lived assets are primarily comprised of agent relationships and trade names acquired during the 2008 ProCentury Merger. ProCentury-related agent relationships were $10.7 million ($21.0 million gross, net of $10.3 million accumulated amortization) and $12.7 million ($21.0 million gross, net of $8.3 million accumulated amortization) as of December 31, 2014 and 2013, respectively. ProCentury-related trade names were $1.8 million ($5.0 million gross, net of $3.2 million accumulated amortization) and $2.3 million ($5.0 million gross, net of $2.7 million accumulated amortization) as of December 31, 2014 and 2013, respectively. At the time of acquisition, agent relationships and trade names had estimated useful lives of fifteen years and ten years, respectively. As of December 31, 2014, agent relationships have an estimated remaining life of nine years and trade names have an estimated remaining life of four years.

The definite lived intangible balances also included intangibles acquired through the USSU acquisition of $0.5 million ($14.5 million gross, net of $14.0 million accumulated amortization) and $1.2 million ($14.5 million gross, net of $13.3 million accumulated amortization) as of December 31, 2014 and 2013, respectively. At the time of acquisition, the USSU intangible had an estimated life of eight years and as of December 31, 2014 the estimated remaining life of this asset is two years. All other definite lived intangible assets, except those described above, have estimated useful lives of five to fifteen years.

The indefinite lived intangible balance was $5.5 million as of December 31, 2014 and 2013. The indefinite lived assets are primarily related to an insurance license acquired during the ProCentury Merger in 2008 and were not subject to amortization as of December 31, 2014 and 2013.

Amortization expense related to other intangible assets for 2014, 2013, and 2012, was $4.0 million, $4.2 million, and $7.3 million, respectively. During 2012, the Company wrote off a $1.8 million intangible asset related to the Public Entity Excess Liability program that it terminated in the fourth quarter of 2012. This amount is included in the 2012 amortization expense.

Amortization expense for the five succeeding years is as follows (in thousands):

2015	$3,751
2016	3,001
2017	2,505
2018	2,033
2019	1,288
Total amortization expense	$12,578

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

15. COMMITMENTS AND CONTINGENCIES

The Company has certain operating lease agreements for its offices and equipment. A majority of the Company’s lease agreements contain renewal options and rent escalation clauses. At December 31, 2014, future minimum rental payments required under non-cancelable long-term operating leases are as follows (in thousands):

2015	$3,508
2016	3,346
2017	3,167
2018	2,679
2019	2,295
Thereafter	5,234
Total minimum lease commitments	$20,229

Rent expense for the years ended December 31, 2014, 2013, and 2012, was $4.6 million, $4.1 million, and $4.7 million, respectively.

In November 2012, Century committed to a $10 million contribution to the Aquiline Financial Services Fund II L.P. as a strategic investment. As of December 31, 2014, approximately $6.7 million of the commitment had been satisfied with $3.3 million of unfunded commitment remaining.

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from insolvency funds were $5.3 million, $7.0 million, and $6.8 million, for 2014, 2013, and 2012, respectively. Most of these payments are recoverable through future policy surcharges or premium tax reductions.

The Company’s Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. Total assessments paid to all such facilities were $3.9 million, $4.2 million, and $4.9 million for 2014, 2013, and 2012, respectively.

Legal Proceedings

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Securities Class Action

In August and October 2013, two putative class action complaints were filed in the United States District Court for the Southern District of New York against the Company, Robert Cubbin and Karen Spaun. The cases were subsequently consolidated and on April 25, 2014, the plaintiffs filed a Consolidated Amended Class Action Complaint naming the same defendants, on behalf of a putative class consisting of all persons who purchased the Company’s stock between February 17, 2009 and February 21, 2014 (the “Class Period”). The Consolidated Amended Complaint alleged that during the purported Class Period, the defendants made materially false and misleading statements relating to the Company’s reserves and reported goodwill. The plaintiffs filed a Second Amended Complaint in response to our motion to dismiss. On November 5, 2014, the defendants filed another motion to dismiss seeking a dismissal of the Second Amended Complaint. On December 5, 2014 the plaintiffs filed a stipulation of voluntarily dismissal with prejudice of the Second Amended Complaint, pursuant to which the plaintiffs and defendants each agreed not to pursue the other party for costs or attorney fees. On December 8, 2014, the court entered an order of dismissal.

Merger-Related Litigation

In connection with the proposed merger of the Company with Fosun, certain putative class action lawsuits have been filed on behalf of a purported class of the Company’s shareholders. On January 7, 2015, a purported shareholder of Meadowbrook filed a putative class action complaint in the United States District Court for the Eastern District of Michigan, captioned Steinberg v. Meadowbrook Insurance Group, Inc., et al. (Case No.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

2:15-cv-10057-JCO-MJH). The lawsuit names Meadowbrook, each of our current directors, former director Herbert Tyner, Fosun, and Fosun’s merger vehicles as defendants. The lawsuit alleges that the individual defendants breached their fiduciary duties by, among other things, failing to take appropriate steps to maximize the value of Meadowbrook to its shareholders, failing to value Meadowbrook properly, and ignoring or not protecting against directors’ alleged conflicts of interest in connection with the merger. The lawsuit also alleges that Meadowbrook, Fosun, and Fosun’s merger vehicles aided and abetted those alleged breaches of fiduciary duties by the individual defendants. The lawsuit seeks, among other relief, injunctive relief enjoining the merger and directing the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders and that will obtain the best possible consideration. The lawsuit also purports to seek recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit is in a preliminary stage.

On January 9, 2015, and January 12, 2015, two additional lawsuits, captioned Raul v. Cubbin, et al. (Case No. 2015-144933-CB), and Klein v. Meadowbrook Insurance Group, et al. (Case No. 2015-144948-CB), were filed in the Circuit Court of Oakland County, Michigan. These lawsuits asserted similar claims and allegations to those in the Steinberg lawsuit, on behalf of the same putative class. On February 2, 2015, upon stipulation by all parties, both the Raul and the Klein lawsuits were dismissed without prejudice. On February 6, 2015, the Klein and Raul plaintiffs jointly re-filed an action in the United States District Court for the Eastern District of Michigan, captioned Klein v. Cubbin, et al. (Case No. 2:15-cv-10497-JCO-RSW). The lawsuit asserts similar claims and allegations to those in the Steinberg lawsuit, against the same defendants and on behalf of the same putative class of shareholders. The lawsuit seeks, among other relief, injunctive relief enjoining the merger. It also purports to seek recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit is in a preliminary stage.

16. RELATED PARTY TRANSACTIONS

At December 31, 2014 and 2013, the Company held a note receivable from one of its executive officers with the total amount outstanding equal to $683,000 and $709,000, respectively, including $23,000 and $48,000 of accrued interest, respectively. This note arose from a transaction in late 1998 in which the Company loaned the officer funds to exercise 64,718 common stock options to cover the exercise price and the taxes incurred as a result of the exercise. The note bears interest equal to the rate charged pursuant to the Company’s revolving credit agreement and is due on demand any time after January 1, 2002. As of December 31, 2014, the rate was 2.76%. The loan is partially collateralized by 64,718 shares of the Company’s common stock under a stock pledge agreement. For the years ended December 31, 2014 and 2013, $43,800 and $43,800, respectively, was paid against the loan. As of December 31, 2014, the cumulative amount that has been paid against this loan was $469,400.

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

17. EMPLOYEE BENEFIT PLANS

Company employees over the age of 20 1/2 who have completed six months of service are eligible for participation in The Meadowbrook, Inc. 401(k) Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

provides for matching contributions and/or profit sharing contributions at the discretion of the Board of Directors of Meadowbrook, Inc. In 2014, 2013, and 2012, the matching contributions were $1.4 million, $1.4 million, and $1.3 million, respectively. There were no profit sharing contributions in 2014, 2013, and 2012.

18. QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2014 and 2013 (in thousands, except per share and ratio data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014:
Gross premiums written	$201,695	$178,743	$198,039	$163,985
Net premiums written	161,949	146,644	157,308	135,336
Net premiums earned	162,539	164,124	161,749	154,859
Net commissions and fees	12,047	9,342	11,960	9,824
Net investment income	11,261	11,209	11,087	11,585
Net realized gains	3,025	3,253	2,973	1,688
Net losses and loss adjustment expenses	103,190	109,660	106,658	101,300
Policy acquisition and other underwriting expenses	59,198	59,358	60,816	56,899
General selling & administrative expenses	8,495	6,752	9,949	6,776
General corporate expense	1,633	1,415	1,372	2,034
Amortization expense	987	961	1,011	1,029
Interest expense	3,462	3,472	3,506	3,459
Net income	10,356	5,764	4,967	7,570
Diluted earnings per share	$0.21	$0.12	$0.09	$0.15
GAAP combined ratio (1)	99.9%	103.0%	103.5%	102.1%

2013:
Gross premiums written	$267,665	$234,086	$257,028	$185,232
Net premiums written	194,815	166,555	185,858	144,409
Net premiums earned	170,588	175,781	181,056	169,992
Net commissions and fees	9,634	8,539	10,458	10,881
Net investment income	11,140	11,768	11,695	11,870
Net realized gains	316	2,869	675	3,909
Net losses and loss adjustment expenses	121,816	145,371	132,247	149,603
Policy acquisition and other underwriting expenses	50,605	58,450	54,228	62,227
General selling & administrative expenses	6,023	5,901	7,026	6,839
General corporate expense	1,516	760	1,025	696
Amortization expense	1,071	1,038	1,037	1,091
Goodwill impairment expense	0	115,397	0	0
Interest expense	2,197	3,653	3,581	3,519
Net income (loss)	7,082	(113,058)	5,516	(11,850)
Diluted earnings (losses) per share	$0.14	$(2.27)	$0.11	$(0.24)
GAAP combined ratio (1)	101.1%	116.0%	103.0%	124.6%

(1)	The combined loss and expense ratio (or combined ratio), expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance business. The combined ratio is a statutory (non-GAAP) accounting measurement, which represents the sum of (i) the ratio of losses and loss expenses to premiums earned (loss ratio), plus (ii) the ratio of underwriting expenses to net premiums written (expense ratio). The combined ratios above have been modified to reflect GAAP accounting, as management evaluates the performance of our underwriting operations using the GAAP combined ratio. Specifically, the GAAP combined ratio is the sum of the loss ratio, plus the ratio of GAAP underwriting expenses (which include the change in deferred policy acquisition costs) to net premiums earned (expense ratio). When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company’s comprehensive income includes net earnings plus unrealized gain or loss on available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the income statement, we used a 35 percent tax rate. The following table illustrates the amounts reclassified from accumulated other comprehensive income:

Reclassifications out of accumulated other comprehensive income: Year Ended December 31, 2014
(in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Unrealized gain or loss on available for sale securities
	$10,939	Net realized gains
	(3,829)	Tax expense
	$7,110	Net of tax

Reclassifications out of accumulated other comprehensive income: Year Ended December 31, 2013
(in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Unrealized gain or loss on available for sale securities
	$7,741	Net realized gains
	(2,709)	Tax expense
	$5,032	Net of tax

Schedule I
Meadowbrook Insurance Group, Inc.
Summary of investments - other than investments in related parties
As of December 31, 2014
(in thousands)

	Cost or Amortized Cost	Estimated Fair Value	Amount at Which Shown on the Balance Sheet
Debt Securities:
US Government and agencies	$22,927	$23,331	$23,331
Obligations of states and political subs	695,259	718,921	718,921
Corporate securities	569,859	581,017	581,017
Residential mortgage-backed securities	100,477	101,320	101,320
Commercial mortgage-backed securities	19,805	19,824	19,824
Other asset-backed securities	19,383	19,963	19,963
Total debt securities available for sale	1,427,710	1,464,376	1,464,376

Equity Securities:
Common stock	94,371	110,614	110,614
Total equity securities available for sale	94,371	110,614	110,614
Total securities available for sale	$1,522,081	$1,574,990	$1,574,990

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
BALANCE SHEET

	December 31,
	2014	2013
	(In thousands)
ASSETS
Investment in subsidiaries	$602,270	$561,214
Cash and cash equivalents	6,046	12,330
Goodwill	—	—
Other assets	63,460	58,538
Total assets	$671,776	$632,082

LIABILITIES
Other liabilities	21,929	23,687
Payable to subsidiaries	15,002	8,329
Debt	121,282	130,723
Debentures	55,930	55,930
Total liabilities	214,143	218,669

SHAREHOLDERS' EQUITY
Common stock	501	499
Additional paid-in capital	277,192	276,410
Retained earnings	145,543	120,894
Note receivable from officer	(683)	(709)
Accumulated other comprehensive income	35,080	16,319
Total shareholders' equity	457,633	413,413
Total liabilities and shareholders' equity	$671,776	$632,082

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
INCOME STATEMENT

	For the Years Ended December 31,
	2014	2013	2012*
	(In thousands)
Revenue	$1,874	$1,935	$2,043
Operating expenses:
Interest expense	12,261	11,072	6,582
Amortization expense	2,718	2,756	4,813
Goodwill Impairment	—	62,328	—
Other expenses	6,484	4,026	3,599
Total operating expenses	21,463	80,182	14,994

Loss before income taxes and subsidiary equity	(19,589)	(78,247)	(12,951)
Federal and state income tax benefit	(6,521)	(5,506)	(4,534)
Loss before subsidiary equity earnings	(13,068)	(72,741)	(8,417)
Subsidiary equity earnings (loss)	41,725	(39,569)	20,166
Net income (loss)	$28,657	$(112,310)	$11,749

*	Prior year Schedule II was corrected for certain immaterial misstatements. The correction of this error did not impact the consolidated statements of income, comprehensive income and cash flows of the Company for any periods presented.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012*
	(In thousands)
Net income (loss)	$28,657	$(112,310)	$11,749
Other comprehensive (loss) gain, net of tax:
Unrealized (losses) gains on securities	—	—	—
Unrealized (losses) gains in affiliates and unconsolidated subsidiaries	(8)	—	14
Increase on non-credit other-than-temporary impairments on securities	—	—	—
Net deferred derivative (losses) gains - hedging activity	(577)	2,105	254
Less: reclassification adjustment for investment gains included in net income	—	—	—
Other comprehensive (loss) income - parent only	(585)	2,105	268
Equity in other comprehensive income (loss) of subsidiaries	19,346	(34,474)	(19,434)
Other comprehensive income (loss)	18,761	(32,369)	(19,166)
Comprehensive income (loss)	$47,418	$(144,679)	$(7,417)

*	Prior year Schedule II was corrected for certain immaterial misstatements. The correction of this error did not impact the consolidated statements of income, comprehensive income and cash flows of the Company for any periods presented.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MEADOWBROOK INSURANCE GROUP, INC.
PARENT COMPANY ONLY
STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
		As Adjusted	As Adjusted
	2014	2013	2012*
	(In thousands)
Net Cash Used in Operating Activities	$(12,266)	$(14,724)	$(4,717)
Cash Flow from Investing Activities:
Dividends from subsidiaries	20,000	21,728	15,906
Investment in Subsidiaries	—	(73,446)	(10,000)
Capital Expenditures	—	—	(184)
Purchase of book of business	—	—	(1,200)
Loan receivable	964	1,912	406
Net cash provided (used in) by investing activities	20,964	(49,806)	4,928

Cash Flow from Financing Activities:
Proceeds from borrowings	—	86,405	60,000
Principal payments on borrowings	(11,000)	(6,000)	(39,875)
Dividends paid on common stock	(4,007)	(3,991)	(8,542)
Share repurchases of common stock	—	—	(11,517)
Payroll taxes associated with long-term incentive plan stock issuance	—	—	—
Other financing activities	25	28	30
Net cash (used in) provided by financing activities	(14,982)	76,442	96
(Decrease) increase in cash and cash equivalents	(6,284)	11,912	307
Cash and cash equivalents, beginning of year	12,330	418	111
Cash and cash equivalents, end of year	$6,046	$12,330	$418

Supplemental Disclosure for Non-cash Investing and Financing Activities
Share-based employee compensation	$129	$358	$362

*	Prior year Schedule II was corrected for certain immaterial misstatements. The correction of this error did not impact the consolidated statements of income, comprehensive income and cash flows of the Company for any periods presented.

Schedule IV
Meadowbrook Insurance Group, Inc.
Reinsurance
For the Years Ended December 31, 2014, 2013, and 2012
(in thousands)

Property and Liability Insurance	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2014	$535,512	$177,210	$284,969	$643,271	44.30%
2013	$928,919	$331,645	$100,143	$697,417	14.36%
2012	$977,749	$159,706	$36,216	$854,259	4.24%

Schedule V
Meadowbrook Insurance Group, Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2014, 2013, and 2012
(in thousands)

		Additions
Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions from allowance account	Balance at end of period
2014	$5,094	$3,628	—	$3,198	$5,524
2013	$4,855	$3,176	—	$2,937	$5,094
2012	$3,904	$4,014	—	$3,063	$4,855
Allowance for reinsurance recoverables (paids and reserves)
2014	$13,969	$925	—	$2,880	$12,014
2013	$9,980	$5,239	—	$1,250	$13,969
2012	$9,998	$31	—	$49	$9,980
Valuation for deferred tax assets
2014	$991	$—	$—	$236	$775
2013	$1,404	$—	$135	$548	$991
2012	$5,680	$—	$—	$4,276	$1,404

Schedule VI
Meadowbrook Insurance Group, Inc.
Supplemental Information Concerning Property and Casualty Insurance Operations
For the Years Ended December 31, 2014, 2013, and 2012
(in thousands)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses (2)	Discount, if any, deducted from previous column (1)	Unearned Premiums (2)	Net Premiums Earned	Net Investment Income
(a) Consolidated Property and Casualty Subsidiaries
2014	$60,862	$1,590,359	—	$276,350	$643,271	$44,488
2013	$62,773	$1,616,521	—	$354,367	$697,417	$45,755
2012	$45,417	$1,455,980	—	$439,418	$854,259	$52,357
	Losses and loss adjustment expense		Amortization of deferred policy acquisition expenses	Paid losses and loss adjustment expenses	Net Premiums Written
	Current Year	Prior Years
2014	$422,549	$(1,741)	$138,447	$461,069	$601,237
2013	$480,637	$68,400	$127,003	$512,022	$691,637
2012	$592,169	$85,515	$188,466	$482,702	$797,502

(1)	The Company does not employ any discounting techniques.
(2)	Reserves for losses and loss adjustment expenses are shown gross of $519.5 million, $505.4 million, and $381.9 million of reinsurance recoverable on unpaid losses in 2014, 2013, and 2012 respectively. Unearned premiums are shown gross of ceded unearned premiums of $27.9 million, $63.9 million, and $143.2 million in 2014, 2013, and 2012 respectively.

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX

Exhibit No.	Description	Filing Basis
2.1	Agreement and Plan of Merger dated February 20, 2008 (as amended).	(7)
2.2	Agreement and Plan of Merger, dated as of December 30, 2014, between Fosun International Limited (HKEx Stock Code: 00656), the subsidiaries of Fosun International Limited and the Company.	(25)
3.1	Amended and Restated Articles of Incorporation of the Company.	(11)
3.2	Amended and Restated Bylaws of the Company.	(12)
4.1	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(23)
4.2	Junior Subordinated Indenture between Meadowbrook Insurance Group, Inc. and LaSalle Bank National Association, dated as of September 16, 2005.	(8)
4.3	Indenture, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut.	(15)
4.4	Amended and Restated Declaration of Trust, dated as of December 4, 2002, by and among State Street Bank and Trust Company of Connecticut, and ProFinance Holdings Corporation.	(15)
4.5	Guarantee Agreement, dated as of December 4, 2002, by and between ProFinance Holdings Corporation and State Street Bank and Trust Company of Connecticut.	(15)
4.6	Indenture, dated as of May 15, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association.	(15)
4.7	Amended and Restated Declaration of Trust, dated as of May 15, 2003, by and among U.S. Bank National Association, and ProFinance Holdings Corporation.	(15)
4.8	Guarantee Agreement, dated as of May 15, 2003, by and between ProFinance Holdings Corporation and U.S. Bank National Association.	(15)
4.9	Indenture between Meadowbrook Insurance Group, Inc. and JPMorgan Chase Bank, as Trustee, dated April 29, 2004.	(5)
4.10	Indenture between Meadowbrook Insurance Group, Inc. and Wilmington Trust Company, as Trustee, dated May 26, 2004.	(5)
4.11	Indenture, dated as of March 18, 2013, between the Company and The Bank of New York Mellon, as Trustee.	(21)
10.1	Meadowbrook, Inc. 401(k) and Profit Sharing Plan Trust, amended and restated December 31, 1994.	(1)
10.2	Demand Note dated November 9, 1998 among the Company and Robert S. Cubbin and Kathleen D. Cubbin and Stock Pledge Agreement.	(2)
10.3	Meadowbrook Insurance Group, Inc. Amended and Restated 2002 Stock Option Plan.	(4)
10.4	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust I, and Dekania CDO I, Ltd., dated September 30, 2003.	(3)
10.5	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees Named Herein, dated September 30, 2003.	(3)
10.6	Guaranty Agreement between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated September 30, 2003.	(3)
10.7	Meadowbrook Insurance Group, Inc. Long Term Incentive Plan.	(5)
10.8	Loan Agreement by and between Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Star Insurance Company, Williamsburg National Insurance Company, Meadowbrook Insurance Group, Inc., Century Surety Company, ProCentury Insurance Company, ProCentury Risk Partners Insurance Company, and Meadowbrook, Inc., dated December 1, 2011.	(18)
10.9	Form of Nonqualified Stock Option Agreement under the Meadowbrook Insurance Group, Inc., Stock Option Plan, dated February 21, 2003.	(6)

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX - (Continued)

Exhibit No.	Description	Filing Basis
10.10	Lease Agreement between Meadowbrook Insurance Group, Inc. and Meadowbrook, Inc., dated December 6, 2004.	(6)
10.11	Promissory Note between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)
10.12	Commercial Mortgage between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)
10.13	Assignment of Leases and Rents between Meadowbrook Insurance Group, Inc. and Star Insurance Company, dated January 1, 2005.	(6)
10.14	Amendment to Demand Note Addendum among the Company and Robert S. Cubbin and Kathleen D. Cubbin, dated February 17, 2005.	(6)
10.15	Purchase Agreement among Meadowbrook Insurance Group, Inc., Meadowbrook Capital Trust II, and Merrill Lynch International, dated as of September 16, 2005.	(8)
10.16	Amended and Restated Trust Agreement among Meadowbrook Insurance Group, Inc., LaSalle Bank National Association, Christiana Bank & Trust Company, and The Administrative Trustees Named Herein, dated as of September 16, 2005.	(8)
10.17	Guarantee Agreement between Meadowbrook Insurance Group, Inc., and LaSalle Bank National Association, dated as of September 16, 2005.	(8)
10.18	Convertible Note between Meadowbrook Insurance Group, Inc. and Renaissance Alliance Insurance Services, LLC, effective date January 1, 2012.	(24)
10.19	Promissory Note between Meadowbrook Insurance Group, Inc. and Renaissance Alliance Insurance Services, LLC, effective date January 1, 2012.	(24)
10.20	Executive Nonqualified Excess Plan, Plan Document, effective May 1, 2006.	(9)
10.21	Executive Nonqualified Excess Plan Adoption Agreement, effective May 1, 2006.	(9)
10.22	Executive Nonqualified Excess Plan, Rabbi Trust Agreement, between Meadowbrook, Inc. and Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company, dated March 30, 2006.	(10)
10.23	Amended and Restated Executive Employment Agreement, dated July 31, 2008, by and between ProCentury Corporation and Christopher J. Timm.	(13)
10.24	Employment Agreement between the Company and Robert S. Cubbin, dated January 1, 2009.	(14)
10.25	Employment Agreement between the Company and Michael G. Costello, dated January 1, 2009.	(14)
10.26	Form of senior executive Employment Agreement by and between the Company and Karen M. Spaun, Stephen Belden, Archie McIntyre, James M. Mahoney, and Robert C. Spring, dated January 1, 2009.	(14)
10.27	First Amendment to the Company’s Long Term Incentive Plan, dated December 30, 2008.	(14)
10.28	2009 Equity Compensation Plan	(16)
10.29	Form of Restricted Stock Agreement in connection with restricted stock awards granted to Robert S. Cubbin, Karen M. Spaun, Michael G. Costello, Stephen A. Belden, James M. Mahoney, Christopher J. Timm, and Archie S. McIntyre.	(17)
10.30	Advances, Pledge and Security Agreement between Star Insurance Company and the Federal Home Loan Bank of Indianapolis, dated May 4, 2011.	(18)
10.32	Management Services Agreement by and between Meadowbrook Insurance Group, Inc., Star Insurance Company, Williamsburg National Insurance Company, Ameritrust Insurance Corporation, Savers Property and Casualty Insurance Company, Century Surety Company, ProCentury Insurance Company, ProCentury Risk Partners Insurance Company, and Meadowbrook, Inc., dated July 1, 2011.	(18)
10.33	2012 Long Term Incentive Plan.*	(19)

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX - (Continued)

Exhibit No.	Description	Filing Basis
10.34	Credit Agreement, dated August 29, 2012, between Meadowbrook Insurance Group, Inc., as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and KeyBank, N.A., as Syndication Agents, J.P. Morgan Securities, LLC, as the Sole Bookrunner and Sole Lead Arranger, and the other lenders party thereto.	(20)
10.35	Amendment No. 1, dated as of March 12, 2013, to the Credit Agreement, dated as of August 29, 2012, by and among the Company, as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and KeyBank, N.A., as Syndication Agents, J.P. Morgan Securities, LLC, as the Sole Bookrunner and Sole Lead Arranger, and the other lenders party thereto	(21)
10.36	Convertible note hedge transaction confirmation, dated as of March 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company	(21)
10.37	Letter Agreement, dated as of March 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company	(21)
10.38	Convertible note hedge transaction confirmation, dated as of March 12, 2013, by and between Bank of America, N.A. and the Company	(21)
10.39	Letter Agreement, dated as of March 14, 2013, by and between Bank of America, N.A. and the Company	(21)
10.40	Warrant transaction confirmation, dated as of March 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company	(21)
10.41	Warrant transaction confirmation, dated as of March 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and the Company	(21)
10.42	Warrant transaction confirmation, dated March 12, 2013, by and between Bank of America, N.A. and the Company	(21)
10.43	Warrant transaction confirmation, dated as of March 14, 2013, by and between Bank of America, N.A. and the Com	(21)
10.44	Second Amendment to Credit Agreement and Waiver, dated as of September 19, 2013, by and among the Company, as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and KeyBank, N.A., as Syndication Agents, J.P. Morgan Securities, LLC, as the Sole Bookrunner and Sole Lead Arranger, and the other lenders party thereto	(22)
10.45	Guaranty and Performance Agreement, dated December 30, 2014, entered into by Fosun International Limited (HKEx Stock Code: 00656) in favor of the Company.	(25)
10.46	Credit Agreement Letter Amendment between Meadowbrook Insurance Group, Inc., and JP Morgan Chase Bank, dated December 30, 2014.
14	Code of Conduct.	(18)
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Robert S. Cubbin, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Karen M. Spaun, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert S. Cubbin, Chief Executive Officer of the Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Karen M. Spaun, Chief Financial Officer of the Corporation.
101	Interactive Data File.

MEADOWBROOK INSURANCE GROUP, INC.
EXHIBIT INDEX - (Continued)

*	Compensatory plan required to be as an exhibit pursuant to Item 15 of this report.
(1)	Incorporated by reference to Form S-1 Registration Statement (No. 33-2626206) of Meadowbrook Insurance Group, Inc. declared effective November 20, 1995.
(2)	Filed as Exhibit to Form 10-K for the year ending December 31, 1998.
(3)	Filed as Exhibit to Form 10-Q for the period ending September 30, 2003.
(4)	Filed as Appendix to Meadowbrook Insurance Group, Inc. 2004 Proxy Statement.
(5)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2004.
(6)	Filed as Exhibit to Form 10-K for the year ending December 31, 2004.
(7)	Filed as Exhibit 2.1 to Form 8-K filed February 22, 2008.
(8)	Filed as Exhibit to Current Report on Form 8-K filed on September 22, 2005.
(9)	Filed as Exhibit to Current Report on Form 8-K filed on May 31, 2006.
(10)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2006.
(11)	Filed as Exhibit to Form 10-Q for the period ending June 30, 2007.
(12)	Filed as Exhibit to the First Amendment to the Form 10-K for the year ending December 31, 2007, filed on March 20, 2008
(13)	Filed as Exhibit to Current Report on Form 8-K as filed by ProCentury Corporation on August 1, 2008.
(14)	Filed as Exhibit to Current Report on Form 8-K filed on January 7, 2009.
(15)	Incorporated by reference to ProCentury Corporation’s Registration Statement on Form S-1, as amended.
(16)	Incorporated by reference from Appendix A to Schedule 14A filed on April 8, 2009.
(17)	Filed as Exhibit to Current Report on Form 8-K filed on March 1, 2010.
(18)	Filed as Exhibit to Form 10-K for the year ending December 31, 2011.
(19)	Filed as Exhibit to Current Report on Form 8-K filed on August 2, 2012.
(20)	Filed as Exhibit to Current Report on Form 8-K filed on August 30, 2012.
(21)	Filed as Exhibit to Current Report on Form 8-K filed on March 18, 2013.
(22)	Filed as Exhibit to Current Report on Form 8-K filed on September 20, 2013.
(23)	Filed as an Exhibit to the 10-Q for the period ended September 30, 2003.
(24)	Filed as Exhibit to Form 10-K for the year ending December 31, 2012.
(25)	Filed as Exhibit to Current Report on Form 8-K filed on December 31, 2014.

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

Dated: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
**	Chairman and Director	March 2, 2015
Robert H. Naftaly
/s/ Robert S. Cubbin	President, Chief Executive Officer and Director	March 2, 2015
Robert S. Cubbin	(Principal Executive Officer)
**	Director	March 2, 2015
Florine Mark
**	Director	March 2, 2015
Winifred Baker
**	Director	March 2, 2015
Robert W. Sturgis
**	Director	March 2, 2015
Bruce E. Thal
**	Director	March 2, 2015
Jeffrey A. Maffett
**	Director	March 2, 2015
Robert F. Fix
**	Director	March 2, 2015
Douglas Gaudet
**By:	/s/ Robert S. Cubbin
Robert S. Cubbin,
Attorney-in-fact