Form 10-Q
period 2015-03-31
MEADOWBROOK INSURANCE GROUP INC
filed 2015-05-06
CIK 949156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate number of shares of the Registrant’s Common Stock, $.01 par value, outstanding on April 30, 2015, was 50,306,760.

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31,

	2015	2014
	(Unaudited)
	(In thousands, except share data)
Revenues
Premiums earned
Gross	$177,344	$216,793
Ceded	(29,725)	(54,254)
Net earned premiums	147,619	162,539
Net commissions and fees	11,519	12,047
Net investment income	10,898	11,261
Realized gains (losses):
Total other-than-temporary impairments on securities	-	-
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairments on securities recognized in earnings	-	-
Net realized gains excluding other-than-temporary impairments on securities	1,318	3,025
Net realized gains	1,318	3,025
Total revenues	171,354	188,872

Expenses
Losses and loss adjustment expenses	116,275	139,972
Reinsurance recoveries	(24,448)	(36,782)
Net losses and loss adjustment expenses	91,827	103,190
Policy acquisition and other underwriting expenses	55,725	59,198
General, selling and administrative expenses	7,843	8,495
General corporate expenses	1,621	1,633
Amortization expense	957	987
Interest expense	3,408	3,462
Total expenses	161,381	176,965
Income before taxes and equity earnings	9,973	11,907
Federal and state income tax expense	2,186	2,846
Equity earnings of affiliates, net of tax	529	1,293
Equity earnings of unconsolidated subsidiaries, net of tax	2	2
Net income	$8,318	$10,356

Earnings Per Share
Basic	$0.17	$0.21
Diluted	$0.17	$0.21

Weighted average number of common shares
Basic	50,185,430	49,976,073
Diluted	50,185,430	49,984,743

Dividends paid per common share	$0.02	$0.02

 The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31,

	2015	2014
	(Unaudited) (In thousands)
Net income	$8,318	$10,356
Other comprehensive income, net of tax:
Unrealized gains on securities	6,033	11,268
Unrealized gains in affiliates and unconsolidated subsidiaries	37	114
Increase on non-credit other-than-temporary impairments on securities	-	-
Net deferred derivative losses - hedging activity	(534)	(604)
Less reclassification adjustment for investment gains included in net income	(857)	(1,966)
Other comprehensive income, net of tax	4,679	8,812
Comprehensive income	$12,997	$19,168

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost of $1,410,496 and $1,427,710 in 2015 and 2014, respectively)	$1,456,432	$1,464,376
Equity securities available for sale, at fair value (cost of $95,851 and $94,371 in 2015 and 2014, respectively)	110,773	110,614
Cash and cash equivalents	111,050	87,531
Accrued investment income	14,524	14,020
Premiums and agent balances receivable (net of allowance of $5,786 and $5,524 in 2015 and 2014, respectively)	180,438	175,766
Reinsurance recoverable on:
Paid losses	15,710	15,895
Unpaid losses	524,257	519,530
Prepaid reinsurance premiums	30,957	27,925
Deferred policy acquisition costs	62,883	60,862
Deferred income taxes, net	22,996	28,040
Goodwill	6,857	6,857
Other intangible assets	20,926	21,883
Other assets	129,966	146,475
Total assets	$2,687,769	$2,679,774

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Losses and loss adjustment expenses	$1,578,468	$1,590,359
Unearned premiums	289,137	276,350
Debt	150,184	151,282
Debentures	80,930	80,930
Accounts payable and accrued expenses	27,041	29,316
Funds held and reinsurance balances payable	20,573	23,428
Payable to insurance companies	42,019	40,903
Other liabilities	29,362	29,573
Total liabilities	2,217,714	2,222,141

Shareholders' Equity
Common stock, $0.01 par value; authorized 75,000,000 shares; 50,306,760 and 50,093,390 shares issued and outstanding	503	501
Additional paid-in capital	277,614	277,192
Retained earnings	152,856	145,543
Note receivable from officer	(677)	(683)
Accumulated other comprehensive income	39,759	35,080
Total shareholders' equity	470,055	457,633
Total liabilities and shareholders' equity	$2,687,769	$2,679,774

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Note Receivable from Officer	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(Unaudited, In thousands)
Balances December 31, 2014	$501	$277,192	$145,543	$(683)	$35,080	$457,633
Net income	-	-	8,318	-	-	8,318
Dividends declared	-	-	(1,005)	-	-	(1,005)
Change in unrealized gain or loss on available for sale securities, net of tax	-	-	-	-	5,167	5,167
Change in valuation allowance on deferred tax assets	-	-	-	-	9	9
Net deferred derivative loss - hedging activity	-	-	-	-	(534)	(534)
Stock award	-	205	-	-	-	205
Long term incentive plan; stock award for 2012-2015 plan years	2	217	-	-	-	219
Change in investment of unconsolidated subsidiaries	-	-	-	-	37	37
Note receivable from officer	-	-	-	6	-	6
Balances March 31, 2015	$503	$277,614	$152,856	$(677)	$39,759	$470,055

The accompanying notes are an integral part of the Consolidated Financial Statements.

MEADOWBROOK INSURANCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2015	2014
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$8,318	$10,356
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of other intangible assets	957	987
Depreciation of furniture, equipment, and building	1,026	1,138
Net amortization of discount and premiums on bonds	3,252	3,222
Accretion of issued debt/original issue discount	402	374
Amortization of capitalized convertible note fees	114	106
Gain on sale of investments	(1,386)	(3,074)
Gain on sale of fixed assets	-	(22)
Long-term incentive plan expense	168	206
Stock award	206	63
Equity earnings of affiliates, net of taxes	(529)	(1,293)
Equity earnings of unconsolidated subsidiaries, net of tax	(2)	(2)
Deferred income tax expense	2,538	2,635
Changes in operating assets and liabilities:
(Increase) decrease in:
Accrued investment income	(504)	-
Premiums and agent balances receivable	(4,672)	18,726
Reinsurance recoverable on paid and unpaid losses	(4,542)	(12,806)
Prepaid reinsurance premiums	(3,032)	14,508
Deferred policy acquisition costs	(2,021)	(3,663)
Federal Income taxes recoverable and DTA	11,605	8,985
Other assets	2,052	3,671
Increase (decrease) in:
Losses and loss adjustment expenses	(11,891)	2,478
Unearned premiums	12,787	(15,098)
Payable to insurance companies	1,116	(6,223)
Funds held and reinsurance balances payable	(2,855)	5,716
Other liabilities	(4,356)	(9,170)
Total adjustments	433	11,464
Net cash provided by operating activities	8,751	21,820
Cash Flows From Investing Activities
Purchase of debt securities available for sale	(15,325)	(21,392)
Proceeds from sales and maturities of debt securities available for sale	32,163	17,805
Purchase of equity securities available for sale	(10,192)	(10,530)
Proceeds from sales of equity securities available for sale	10,093	10,727
Capital expenditures	(142)	(550)
Other investing activities	465	324
Net cash provided by (used in) investing activities	17,062	(3,616)
Cash Flows From Financing Activities
Payments on term loan	(1,500)	(1,500)
Book overdrafts	205	(115)
Dividends paid on common stock (1)	(1,005)	-
Other financing activities	6	6
Net cash used in financing activities	(2,294)	(1,609)
Net increase in cash and cash equivalents	23,519	16,595
Cash and cash equivalents, beginning of period	87,531	94,776
Cash and cash equivalents, end of period	$111,050	$111,371
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,622	$1,680
Net income taxes received (2)	$(12,018)	$(8,886)
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock-based employee compensation	$206	$63

(1)	Dividends of $1,002 were paid on April 7, 2014

(2)	Tax return refunds were received in first quarter of 2015 and 2014 for $12,018 and $8,886, respectively

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

In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary to present a fair statement of the results for the interim period. Preparation of financial statements under generally accepted accounting principles (“GAAP”) requires management to make estimates. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full year.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, for the fiscal year ended December 31, 2014.

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

The Insurance Company Subsidiaries have an agreement with State National Insurance Company, National Specialty Insurance Company and United Specialty Insurance Company (collectively, “SNIC”), whereby certain business from our Insurance Company Subsidiaries is written directly with SNIC and 100% assumed collectively by our Insurance Company Subsidiaries. Our Insurance Company Subsidiaries pay SNIC a 5.5% policy issuance fee, which is reflected as assumed commission expense on the applicable Insurance Company Subsidiaries’ financial statements. For the three months ended March 31, 2015 and March 31, 2014, our Insurance Company Subsidiaries collectively assumed $70.9 million and $75.9 million, respectively, in gross written premium from SNIC. The impact of the SNIC policy issuance fee on the Company’s expense ratio was 2.4% and 2.0% for the three months ended March 31, 2015 and March 31, 2014, respectively.

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes

As of March 31, 2015 and December 31, 2014, the Company did not have any unrecognized tax benefits. As of March 31, 2015 and December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued a new standard that requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and when the entity intends to use the deferred tax asset for that purpose. The new standard is effective for fiscal years and interim periods within those years that begin after December 15, 2013. The Company adopted this new guidance on January 1, 2014. The adoption of the new standard had no material impact on the Company’s consolidated financial statements.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606),’’ (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous GAAP comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017, and must be retrospectively applied. Entities will have the option of presenting prior periods as impacted by the new guidance or presenting the cumulative effect of initial application along with supplementary disclosures. Early adoption is prohibited. The Company is currently evaluating the impact of adopting ASU 2014-09, but currently does not anticipate it having a material impact on its financial condition and results of operations.

NOTE 2 – Investments

The cost or amortized cost, gross unrealized gains, losses, non-credit other-than-temporary impairments (“OTTI”) and estimated fair value of investments in securities classified as available for sale at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$15,161	$491	$(28)	$-	$15,624
Obligations of states and political subs	691,663	26,699	(1,047)	-	717,315
Corporate securities	569,459	18,780	(1,444)	-	586,795
Residential mortgage-backed securities	96,448	1,971	(431)	-	97,988
Commercial mortgage-backed securities	18,411	309	(5)	-	18,715
Other asset-backed securities	19,354	650	(9)	-	19,995
Total debt securities available for sale	1,410,496	48,900	(2,964)	-	1,456,432
Equity Securities:
Common stock	95,851	16,909	(1,987)	-	110,773
Total equity securities available for sale	95,851	16,909	(1,987)	-	110,773
Total securities available for sale	$1,506,347	$65,809	$(4,951)	$-	$1,567,205

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Losses	Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	$22,927	$479	$(75)	$-	$23,331
Obligations of states and political subs	695,259	25,886	(2,224)	-	718,921
Corporate securities	569,859	14,886	(3,728)	-	581,017
Residential mortgage-backed securities	100,477	1,886	(1,043)	-	101,320
Commercial mortgage-backed securities	19,805	262	(243)	-	19,824
Other asset-backed securities	19,383	585	(5)	-	19,963
Total debt securities available for sale	1,427,710	43,984	(7,318)	-	1,464,376
Equity Securities:
Common stock	94,371	17,217	(974)	-	110,614
Total equity securities available for sale	94,371	17,217	(974)	-	110,614
Total securities available for sale	$1,522,081	$61,201	$(8,292)	$-	$1,574,990

Gross unrealized gains, losses, and non-credit OTTI on available for sale securities as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Unrealized gains	$65,809	$61,201
Unrealized losses	(4,951)	(8,292)
Non-credit OTTI	-	-
Net unrealized gains	60,858	52,909
Deferred federal income tax expense	(21,300)	(18,518)
Net unrealized gains on investments, net of deferred federal income taxes	$39,558	$34,391

Net realized gains (losses including OTTI) on securities, for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Realized gains (losses):
Debt securities:
Gross realized gains	$5	$316
Gross realized losses	-	-
Total debt securities	5	316
Equity Securities:
Gross realized gains	1,610	2,758
Gross realized losses	(229)	-
Total equity securities	1,381	2,758
Net realized gains (losses)	$1,386	$3,074

OTTI included in realized losses on securities above	$-	$-

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Proceeds from the sales of debt and equity securities available for sale were $10.1 million and $13.1 million for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, the amortized cost and estimated fair value of available for sale debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$47,835	$48,253
Due after one year through five years	555,599	579,522
Due after five years through ten years	576,134	592,129
Due after ten years	96,716	99,831
Mortgage-backed securities, collateralized obligations and asset-backed securities	134,212	136,697
	$1,410,496	$1,456,432

Net investment income for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Net Investment Income Earned From:
Debt securities	$10,188	$10,659
Equity securities	851	866
Cash and cash equivalents	297	155
Total gross investment income	11,336	11,680
Less investment expenses	438	419
Net investment income	$10,898	$11,261

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

The Company reviewed its investment portfolio in relation to its OTTI policy and determined the Company did not need to record a credit related OTTI loss, nor recognize a non-credit related OTTI loss in other comprehensive income for the three months ended March 31, 2015 or 2014.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and amount of unrealized losses segregated by the time period the investment has been in an unrealized loss position were as follows (in thousands):

	March 31, 2015
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	1	$990	$(10)	2	$2,497	$(18)	3	$3,487	$(28)
Obligations of states and political subs	28	64,460	(352)	11	32,930	(695)	39	97,390	(1,047)
Corporate securities	30	47,737	(646)	19	38,491	(797)	49	86,228	(1,443)
Residential mortgage-backed securities	3	12,690	(88)	5	21,327	(344)	8	34,017	(432)
Commercial mortgage-backed securities	-	-	-	2	4,258	(5)	2	4,258	(5)
Other asset-backed securities	1	3,184	(7)	2	4,010	(2)	3	7,194	(9)
Total debt securities	63	129,061	(1,103)	41	103,513	(1,861)	104	232,574	(2,964)
Equity Securities:
Common stock	27	32,918	(1,987)	-	-	-	27	32,918	(1,987)
Total equity securities	27	32,918	(1,987)	-	-	-	27	32,918	(1,987)
Total securities	90	$161,979	$(3,090)	41	$103,513	$(1,861)	131	$265,492	$(4,951)

	December 31, 2014
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses and Non-Credit OTTI
Debt Securities:
U.S. Government and agencies	-	$-	$-	3	$3,440	$(75)	3	$3,440	$(75)
Obligations of states and political subs	14	34,918	(79)	48	150,683	(2,145)	62	185,601	(2,224)
Corporate securities	36	88,431	(748)	64	120,883	(2,980)	100	209,314	(3,728)
Residential mortgage-backed securities	-	-	-	11	71,869	(1,042)	11	71,869	(1,043)
Commercial mortgage-backed securities	-	-	-	5	13,031	(244)	5	13,031	(243)
Other asset-backed securities	-	-	-	2	4,021	(5)	2	4,021	(5)
Total debt securities	50	123,349	(827)	133	363,927	(6,491)	183	487,276	(7,318)
Equity Securities:
Common stock	17	18,215	(974)	-	-	-	17	18,215	(974)
Total equity securities	17	18,215	(974)	-	-	-	17	18,215	(974)
Total securities	67	$141,564	$(1,801)	133	$363,927	$(6,491)	200	$505,491	$(8,292)

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Level 3 securities consist of 15 securities totaling $3.3 million or 0.2% of the total investment portfolio. These primarily represent asset-backed securities and corporate debt securities that have a principal protection feature supported by a U.S. Treasury strip. To determine the fair value of these securities, the third party investment manager uses a combination of methods.  Non-binding broker/dealer quotes are used on 1 holding.  Benchmarking techniques based upon industry sector, rating and other factors are used on 14 holdings.

Also included in Level 3 valuation is the conversion feature within the Notes (as defined in Note 5 ~ Derivative Instruments) and the Notes Hedges. The estimated fair values of both the conversion feature and the Notes Hedges are obtained from the third party financial institution counterparties valued using non-binding broker quotations and significant unobservable inputs.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of March 31, 2015 (in thousands):

		Fair Value Measurements Using
	March 31, 2015 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt Securities:
U.S. Government and agencies	$15,624	$-	$15,624	$-
Obligations of states and political subs	717,315	-	717,315	-
Corporate securities	586,795	-	585,589	1,206
Residential mortgage-backed securities	97,988	-	97,988	-
Commercial mortgage-backed securities	18,715	-	18,715	-
Other asset-backed securities	19,995	-	17,893	2,102
Total debt securities available for sale	$1,456,432	-	1,453,124	3,308
Equity Securities:
Common stock	110,773	110,773	-	-
Total equity securities available for sale	110,773	110,773	-	-
Total securities available for sale	$1,567,205	$110,773	$1,453,124	$3,308
Derivatives:
Derivatives - interest rate swaps	$1,980	$-	$1,980	$-
Cash conversion feature of cash convertible notes	(16,180)	-	-	(16,180)
Purchased cash convertible note hedge	16,180	-	-	16,180
Total derivatives	$1,980	$-	$1,980	$-

Total securities available for sale and derivatives	$1,569,185	$110,773	$1,455,104	$3,308

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Level 3 available for sale investments and derivatives measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs - Level 3

	Commercial mortgage-backed and Other asset- backed securities	Corporate Securities	Total
Balance as of December 31, 2014	$2,117	$1,171	$3,288

Total gains or losses (realized/unrealized):
Included in earnings	6	13	19
Included in other comprehensive income	2	22	24

Purchases	-		-
Issuances	-		-
Settlements	(23)		(23)

Transfers in and out of Level 3	-		-
Balance as of March 31, 2015	$2,102	$1,206	$3,308

There were no credit losses for the period included in earnings attributable to the change in unrealized losses on Level 3 assets still held at the reporting date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 4 – Debt

Credit Facilities

On August 29, 2012, the Company executed $130.0 million in senior credit facilities (the “Credit Facilities”). The Credit Facilities included a $30.0 million term loan facility and a $100.0 million revolving credit facility.

On September 19, 2013, the Company amended the Credit Facilities pursuant to a Second Amendment to Credit Agreement and Waiver (the “Amendment”). Under the Amendment, the term loan facility continues to have a four year term and the same amortization period. As of March 31, 2015, the outstanding balance on the Company’s term loan facility was $15.0 million. The Amendment reduced available borrowing under the revolving credit facility from $100.0 million to $30.0 million with further periodic reductions to $21.0 million as of March 31, 2016, less any optional reductions to the revolving commitments. The Amendment also established an amortization schedule for the revolving credit facility beginning on September 30, 2014. The Company has $15.0 million outstanding under its revolving credit facility and $0.1 million in letters of credit as of March 31, 2015. The undrawn portion of the revolving credit facility, which was $6.9 million as of March 31, 2015, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions. On December 30, 2014, in connection with the proposed transaction with Fosun, the parties to the Credit Agreement entered into a letter agreement amending the definition of “Change of Control” therein by removing from such definition the entry by Meadowbrook into a contract that would result in an acquisition of Meadowbrook.

The principal amount outstanding under the Credit Facilities provides for interest at either the Alternative Base Rate (“ABR”) or the London interbank offered rate (“LIBOR”). ABR borrowings under the Credit Facilities will bear interest at the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBOR for a one-month period plus 1.0%, in each case, plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Facilities will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of Company’s consolidated leverage ratio. In addition, the Credit Facilities provide for an unused facility fee ranging between twenty-five basis points and thirty-seven and a half basis points, based on the Company’s consolidated leverage ratio as defined by the Credit Facilities. At March 31, 2015, the interest rate on the Company’s term loan was 2.81%, which consisted of a variable rate of 0.31%, plus an applicable margin of 2.50%. At March 31, 2015, the interest rate on the Company’s revolving credit facility was approximately 0.31%, plus a 2.50% margin.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, under the Amendment, the financial covenants applicable to the Credit Facilities consist of: (1) minimum consolidated net worth of $365,697,000 as of the effective date of the Amendment, with quarterly increases thereafter of the sum of (a) seventy-five percent of positive net income and (b) seventy-five percent of increases in shareholders’ equity by reason of the issuance and sale of equity interests, if any, (2) minimum Risk Based Capital Ratio for all material Insurance Company Subsidiaries of 1.75 times Company Action Level, (3) maximum permitted consolidated leverage ratio of 0.35 to 1.00 at any time on or after September 30, 2014, (4) minimum consolidated fixed charge coverage ratio of 1.25 to 1.00, and (5) minimum A.M. Best rating of “B++” for all Insurance Company Subsidiaries. As of March 31, 2015, the Company was in compliance with these debt covenants.

FHLBI

During 2011, certain of the Insurance Company Subsidiaries (Star, Williamsburg and Ameritrust) became members of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, these subsidiaries have the ability to borrow on a collateralized basis at relatively low borrowing rates providing a source of liquidity. As of March 31, 2015 and 2014, the Company had borrowed $30.0 million from the FHLBI after pledging as collateral residential mortgage-backed securities (“RMBS”) having a carrying value of $34.3 million, and making a FHLBI common stock investment of approximately $1.6 million. The Company has the ability to increase its borrowing capacity through purchasing additional investments in FHLBI and pledging additional securities. The Company retains all the rights regarding the collateralized RMBS.

Debentures

The following table summarizes the principal amounts and variables associated with the Company’s debentures (in thousands):

Year of Issuance	Description	Year Callable	Year Due	Interest Rate Terms	Interest Rate at March 31, 2015 (1)	Principal Amount
2003	Junior subordinated debentures	2008	2033	Three-month LIBOR, plus 4.05%	4.33%	$10,310
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.00%	4.26%	13,000
2004	Senior debentures	2009	2034	Three-month LIBOR, plus 4.20%	4.46%	12,000
2005	Junior subordinated debentures	2010	2035	Three-month LIBOR, plus 3.58%	3.85%	20,620
	Junior subordinated debentures (2)	2007	2032	Three-month LIBOR, plus 4.00%	4.26%	15,000
	Junior subordinated debentures (2)	2008	2033	Three-month LIBOR, plus 4.10%	4.36%	10,000
					Total	$80,930

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

The following table shows the amounts recorded for the debt component of the Notes as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Outstanding principal	$100,000	$100,000
Unamortized OID	(9,816)	(10,218)
Total debt component	$90,184	$89,782

Deferred issuance costs of $3.7 million will also be amortized into interest expense over the term of the Notes. Interest expense on the Notes, including amortization of deferred issuance costs, was $1.8 million for the three months ended March 31, 2015.

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
(Unaudited)

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

The following table summarizes the rates and amounts associated with the Company’s interest rate swaps (in thousands):

Effective Date	Expiration Date	Debt Instrument	Counterparty Interest Rate Terms	Fixed Rate	Fixed Amount at March 31, 2015
9/8/2010	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.248%	$5,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.160%	10,000
9/16/2010	9/15/2015	Junior subordinated debentures	Three-month LIBOR, plus 3.58%	6.190%	10,000
5/24/2011	5/24/2016	Senior debentures	Three-month LIBOR, plus 4.20%	6.472%	7,000
9/28/2012	8/30/2016	Term loan (1)	Three-month LIBOR	0.714%	15,000
4/29/2013	4/29/2023	Senior debentures	Three-month LIBOR, plus 4.00%	6.250%	13,000
6/30/2013	6/30/2023	Junior subordinated debentures	Three-month LIBOR, plus 4.05%	6.340%	10,000
8/15/2013	8/15/2023	Junior subordinated debentures (2)	Three-month LIBOR	2.180%	10,000
9/4/2013	9/4/2023	Junior subordinated debentures (2)	Three-month LIBOR	2.270%	15,000
				Total	$95,000

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

In relation to the above interest rate swaps, the net interest expense incurred was approximately $0.4 million for the three months ended March 31, 2015 and $0.4 million for the three months ended March 31, 2014.

As of March 31, 2015, the total fair value of the interest rate swaps reflects a gross unrealized loss position of ($2.0 million). As of December 31, 2014, the total fair value of the interest rate swaps reflects a gross unrealized loss position of ($1.2 million). At March 31, 2015 and December 31, 2014, accumulated other comprehensive income included accumulated loss on the cash flow hedge, net of taxes, of approximately ($1.3 million) and accumulated loss on the cash flow hedge, net of taxes, of approximately ($0.8) million, respectively. The Company does not net the unrealized gains and losses in the financial statements.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Convertible Senior Notes and Note Hedges

As discussed in Note 4 ~ Debt, the Company issued the Notes.  Holders may convert their cash convertible notes subject to certain conversion provisions.  In order to offset the risk associated with the cash conversion feature, the Company entered into the Notes Hedges with certain counterparties.  Both the cash conversion feature and the purchased convertible note hedges are measured at fair value with gains and losses recorded in the Company’s Consolidated Statements of Income.

At March 31, 2015, the cash conversion feature of the Notes had a fair market value of ($16.2 million) and the Note Hedges had a fair market value of $16.2 million.

NOTE 6 – Restricted and Non-Restricted Stock Awards

On February 23, 2011 and 2010, the Company issued 28,500 and 202,500 restricted stock awards, respectively, to named executive officers and other members of management of the Company, out of its 2002 Amended and Restated Stock Option Plan (the “Plan”). No restricted stock awards were issued in years 2012 through 2015. The restricted stock awards vest over a four year period, with the first twenty percent vesting immediately on the date issued (i.e., February 23) and the remaining eighty percent vesting annually on a straight line basis over the requisite four year service period. The unvested restricted stock awards are subject to forfeiture in the event the employee is terminated for “Good Cause” or voluntarily resigns his or her employment without “Good Reason”; as provided for in the employee’s respective employment agreements. The Company recorded approximately $8,000 and $54,000 of restricted stock awards compensation expense for the three months ended March 31, 2015 and 2014, respectively.   The restricted stock awards issued were fully vested at March 31, 2015.  The total compensation costs related to the non-vested portion of the awards that have not been recognized as of March 31, 2014 were approximately $49,000. The 2002 Amended and Restated Stock Option Plan expired in 2012 so any future award will be issued out of the Company’s 2009 Equity Compensation Plan, which was previously approved by shareholders.

On February 20, 2015, and February 13, 2014, respectively, the Company issued an award of 2,994 and 2,400 shares of non-restricted stock to each outside member of the Board of Directors, which vested immediately.  The Company recorded approximately $200,000 and $120,000 of non-restricted stock awards compensation expense for the three months ended March 31, 2015 and 2014, respectively.

NOTE 7 – Shareholders’ Equity

At March 31, 2015, shareholders’ equity was $470.1 million, or a book value of $9.34 per common share, compared to $457.6 million, or a book value of $9.14 per common share, at December 31, 2014.

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

The Company paid dividends to its common shareholders of $1.0 million in the quarter ended March 31, 2015 and had a cash dividend payable of $1.0 million at March 31, 2014.

On May 5, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.02 per common share. The dividend is payable on June 1, 2015, to shareholders of record as of May 21, 2015.

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

The following table is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2015	2014
Net income	$8,318	$10,356

Common shares:
Basic
Weighted average shares outstanding	50,185,430	49,976,073

Diluted
Weighted average shares outstanding	50,185,430	49,976,073
Dilutive effect of:
Share awards under long term incentive plan	-	8,670
Total	50,185,430	49,984,743

Net income per common share
Basic	$0.17	$0.21
Diluted	$0.17	$0.21

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

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On March 31, 2015, the federal district denied in part the Company’s motion to vacate and/or modify the arbitration awards.  The court confirmed the prior arbitration awards in the amount of $17.9 million, which included the Reinsurer’s claim for interest and attorney’s fees.  However, the court ordered the parties to arbitration for possible modification of prejudgment interest. Consistent with the court’s opinion, the Company has demanded arbitration.  The Company has also filed a notice of appeal from the district court’s confirmation of the arbitration awards. The Reinsurer has filed a cross appeal from the court’s ruling on prejudgment interest. The Company intends to vigorously pursue its appeal. The Company continues to believe it will succeed upon the merits; however, given the inherent uncertainty surrounding the conclusion of this proceeding, an adverse outcome in this matter could have a material impact on our results of operations or cash flows on a particular quarter or annual period. If this matter is resolved against the Company, we currently estimate the Company would suffer a maximum loss of up to approximately $17.9 million inclusive of interest, attorney fees and costs.

Settlement of Merger-Related Litigation

On December 30, 2014, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Miracle Nova II (US), LLC, a Delaware limited liability company (“Parent”), and Miracle Nova III (US), Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).  The Merger Agreement provides for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Parent at a price of $8.65 per share in cash pursuant to a merger (the “Merger”) of Merger Sub with and into the Company.

Following announcement of the Merger Agreement, two purported shareholders of the Company each filed a putative class action complaint in the United States District Court for the Eastern District of Michigan on behalf of a purported class of shareholders.  The complaints named Meadowbrook, each current director of the Company, a former director of the Company, Fosun International Limited, Parent and Merger Sub as defendants, and were subsequently consolidated (the “Litigation”). On April 20, 2015, the Company and each of the other defendants entered into a Memorandum of Understanding with the plaintiffs providing for the settlement of the Litigation.  In the Memorandum of Understanding, the Company agreed to make certain supplemental disclosures to the definitive proxy statement of the Company dated March 25, 2015 relating to the Merger and the Merger Agreement (the “Proxy Statement”), which were made by issuance of a Form 8-K on April 21, 2015. The Memorandum of Understanding contemplates completion of certain confirmatory discovery by the plaintiffs, following which the parties will enter into a stipulation of settlement providing for settlement of the Litigation, subject to notice to the class, certification of the class by the court, and court approval of the fairness, reasonableness and adequacy of the settlement. If approved by the court, the settlement will resolve and release all claims that were, or could have been, brought in any of the actions challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal made by shareholders of Meadowbrook in accordance with the Michigan Business Corporation Act), as more fully described in the notice to be provided to the class. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. If the court does not approve the settlement, such proposed settlement, as contemplated by the Memorandum of Understanding, may be terminated.

MEADOWBROOK INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Accumulated Other Comprehensive Income

The Company’s comprehensive income includes net earnings plus unrealized gain or loss on available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the income statement, we used a 35 percent tax rate. The following table illustrates the amounts reclassified from accumulated other comprehensive income:

Reclassifications out of accumulated other comprehensive income: Three Months Ended March 31, 2015 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Unrealized gain or loss on available for sale securities
	$1,318	Net realized gains
	(461)	Tax expense
	$857	Net of tax

Reclassifications out of accumulated other comprehensive income: Three Months Ended March 31, 2014 (in thousands)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Unrealized gain or loss on available for sale securities
	$3,025	Net realized gains
	(1,059)	Tax expense
	$1,966	Net of tax

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended March 31, 2015 and 2014

Forward-Looking Statements

This quarterly report may provide information including certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding the intent, belief, or current expectations of management, including, but not limited to, those statements that use the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: actual loss and loss adjustment expenses exceeding our reserve estimates; competitive pressures in our business; the failure of any of the loss limitation methods we employ; a failure of additional capital to be available or only available on unfavorable terms; our geographic concentration and the business and economic conditions, natural perils, man made perils, and regulatory conditions within our most concentrated region; our ability to appropriately price the risks we underwrite; goodwill impairment risk employed as part of our growth strategy; actions taken by regulators, rating agencies or lenders, including the impact of the downgrade by A.M. Best of the Company’s Insurance Company Subsidiaries’ financial strength rating, A.M. Best’s downgrade of our issuer credit rating and any other future action by A.M. Best with respect to such ratings; increased risks or reduction in the level of our underwriting commitments due to market conditions; a failure of our reinsurers to pay losses in a timely fashion, or at all; interest rate changes; continued difficult conditions in the global capital markets and the economy generally; market and credit risks affecting our investment portfolio; liquidity requirements forcing us to sell our investments; a failure to introduce new products or services to keep pace with advances in technology; the new federal financial regulatory reform; our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries; minimum capital and surplus requirements imposed on our Insurance Company Subsidiaries; our reliance upon producers, which subjects us to their credit risk; loss of one of our core selected producers; our dependence on the continued services and performance of our senior management and other key personnel; our reliance on our information technology and telecommunications systems; managing technology initiatives and obtaining the efficiencies anticipated with technology implementation; a failure in our internal controls; the cyclical nature of the property and casualty insurance industry; severe weather conditions and other catastrophes; the effects of litigation, including the previously disclosed arbitration and class action litigation or any similar litigation which may be filed in the future; state regulation; assessments imposed upon our Insurance Company Subsidiaries to provide funds for failing insurance companies, and risks and uncertainties relating to the proposed transaction with Fosun, including uncertainties as to the timing of the transaction; the risk that regulatory or other approvals required for the transaction are not obtained or are obtained subject to conditions that are not anticipated; competitive responses to the transaction; litigation relating to the transaction; disruptions of current plans and operations caused by the announcement and pendency of the proposed transaction; potential difficulties in employee retention as a result of the announcement and pendency of the proposed transaction; and disruption from the proposed transaction making it more difficult to maintain relationships with agents, wholesalers, suppliers, customers, policyholders and regulators.

For additional information with respect to certain of these and other factors, refer to the Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent filings made with the United States Securities and Exchange Commission. We are not under any obligation to (and expressly disclaim any obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Through our agency operations, we also generate commission revenue, which represents 3.3% of our total consolidated revenues. Our agencies are located in Michigan, California, Massachusetts, and Florida and produce commercial, personal lines, life and accident and health insurance which are placed primarily with unaffiliated insurance carriers. Although our agencies are a minimal source of business for our Insurance Company Subsidiaries, the agency operations remain a core strategy enabling us to balance our sources of revenue and better understand the needs of independent agents within our own insurance carrier operations.

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

Critical Accounting Policies

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. The accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the United States Securities and Exchange Commission on March 2, 2015, are those that we consider to be our critical accounting estimates. For the three months ended March 31, 2015, there have been no material changes in regard to any of our critical accounting estimates.

Non-GAAP Financial Measures

Statutory Surplus

Statutory surplus is a non-GAAP measure with the most directly comparable financial GAAP measure being shareholders’ equity. The following is a reconciliation of statutory surplus to shareholders’ equity:

Meadowbrook Insurance Group, Inc.
Consolidated Statutory Surplus to GAAP Shareholders' Equity
For Period Ending: March 31, 2015
(in thousands)

Statutory Consolidated Surplus		$519,054

Statutory to GAAP differences:
Deferred policy acquisition costs	62,883
Unrealized gain on investments	30,062
Non-admitted assets and other	(19,156)

Total Statutory to GAAP differences		73,789

Total Non-Regulated Entities (1)		(122,788)

GAAP Consolidated Shareholders' Equity		$470,055

(1)	Total includes $80,930 of debentures and $120,184 of debt

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

	For the Three Months Ended March 31,
	2015	2014
	(In thousands, except share and per share data)
Net operating income	$7,461	$8,390
Net realized gains, net of tax	857	1,966
Net income	$8,318	$10,356

Diluted earnings per common share:
Net operating income	$0.15	$0.17
Net income	$0.17	$0.21
Diluted weighted average common shares outstanding	50,185,430	49,984,743

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

	For the Three Months Ended March 31,
	2015	2014
Accident year combined ratio	100.0%	100.3%
Decrease in net ultimate loss estimates on prior year loss reserves	(0.1%)	(0.4%)
GAAP combined ratio	99.9%	99.9%

We believe the accident year combined ratio provides investors with valuable information for comparison to historical trends and current industry estimates. We also believe that it is useful for investors to evaluate the accident year combined ratio and GAAP combined ratio separately when reviewing and evaluating our performance.

Recent Developments

On April 27, 2015, the Company held its Annual Meeting of Shareholders (“Annual Meeting”).  During the Annual Meeting, the shareholders adopted and approved the Agreement and Plan of Merger, dated as of December 30, 2014 and as amended from time to time, by and among the Company, Miracle Nova II (US), LLC, a Delaware limited liability company and Miracle Nova III (US), Inc., a Delaware corporation, and the merger contemplated thereby (the “Merger”), pursuant to which Fosun International Limited (HKEx stock code: 00656) agreed to acquire the Company.

The Merger is subject to the approval of regulatory approvals and the satisfaction of customary closing conditions. The Merger is expected to close in the second half of 2015.

See “Risks Related to Our Being Acquired by Fosun” refer to the Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Executive Overview

The Company reported net income of $8.3 million, or $0.17 per diluted share, for the first quarter of 2015 compared to net income of $10.4 million, or $0.21 per diluted share, for the same period of 2014. Net operating income, a non-GAAP measure the Company defines as net income excluding after-tax realized gains and losses, was $7.5 million or $0.15 per diluted share, for the first quarter 2015 compared to net operating income of $8.4 million, or $0.17 per diluted share, for the first quarter 2014.

Our GAAP combined ratio remained unchanged at 99.9% in the first quarter 2015 compared to the first quarter 2014. Current year losses and LAE have improved, however, the cost of using an unaffiliated “A” rated insurance company for policy issuance and the deleveraging impact of the anticipated reduction in earned premium associated with the Company’s efforts to terminate unprofitable business have caused an increase in expenses as a percentage of net earned premium compared to prior year.

The first quarter 2015 results include pre-tax favorable prior year loss reserve development of $0.1 million, or 0.1 percentage points of the loss and LAE ratio. The first quarter 2014 results included pre-tax favorable prior year loss reserve development of $0.7 million, or 0.4 percentage points of the loss and LAE ratio. Our accident year loss and LAE ratio, a non-GAAP measure that excludes changes in net ultimate loss estimates from prior year loss reserves, was 62.3% for the first quarter of 2015 compared to 63.9% for the comparable quarter in 2014, an improvement of 1.6 percentage points.

Gross written premium decreased $11.6 million, or 5.7%, to $190.1 million for the three months ended March 31, 2015, compared to $201.7 million in the same period in 2014. The decline in premium, as expected, is attributable to the termination of, or the reduction of premium in certain programs for which pricing and/or underwriting risk did not meet the Company’s targets. This decline was offset by an overall 2.5% written rate increase.

Results of Operations

Net income for the three months ended March 31, 2015, was $8.3 million, or $0.17 per dilutive share, compared to net income of $10.4 million, or $0.21 per dilutive share, for the comparable period of 2014. Net operating income, a non-GAAP measure, was $7.5 million or $0.15 per diluted share, for the first quarter 2015 compared to net operating income of $8.4 million, or $0.17 per diluted share, for the first quarter 2014. Total diluted weighted average shares outstanding for the three months ended March 31, 2015 was 50,185,430 compared to 49,984,743 for the comparable period in 2014. This increase reflects the impact of shares issued under our Long Term Incentive Plan and the annual non-restricted stock awards issued to the members of the Board of Directors. Refer to Note 6 - Restricted and Non-Restricted Stock Awards of the Notes to the Consolidated Financial Statements, for additional information specific to the impact of our Long Term Incentive Plan.

Revenues

Revenues for the three months ended March 31, 2015 decreased $17.5 million, or 9.3%, to $171.4 million, from $188.9 million for the comparable period in 2014. This decrease primarily reflects the planned reduction within our net earned premiums.

The following table sets forth the components of revenues (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Revenue:
Net earned premiums	$147,619	$162,539
Management administrative fees	4,173	5,139
Claims fees	1,776	1,667
Commission revenue	5,570	5,241
Net investment income	10,898	11,261
Net realized gains	1,318	3,025
Total revenue	$171,354	$188,872

Net earned premiums decreased $14.9 million, or 9.2%, to $147.6 million for the three months ended March 31, 2015, from $162.5 million in the comparable period in 2014. This expected decrease was primarily the result of the termination of, or reduction in certain programs in which pricing and underwriting did not meet our underwriting standards and was partially offset by an overall 5.9% earned rate increase, which exceeded our estimated loss trend of 1.8%, and partially offset by the decrease in the ceded earned premiums related to the previously terminated Swiss Re Treaty.

Net commission and fee revenue decreased $0.5 million, or 4.4%, to $11.5 million for the three months ended March 31, 2015, from $12.0 million for the comparable period in 2014. This decrease in commission and fee revenue was primarily due to lower management administrative fees for a few select programs.

Net realized gains decreased $1.7 million to $1.3 million for the three months ended March 31, 2015, from $3.0 million for the comparable period in 2014.  The activity relates to the quarterly rebalancing of the equity portfolio, in accordance with the Company’s investment policy in the first quarter 2014. The decrease in gain reflects the lower rate of increase in the market during 2015 compared to 2014.

Expenses

Expenses decreased $15.6 million from $177.0 million for the three months ended March 31, 2014 to $161.4 million for the three months ended March 31, 2015. The decrease primarily is attributed to a decrease in loss and loss adjustment expenses.

The following table sets forth the components of expenses (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Expense:
Net losses and loss adjustment expenses	$91,827	$103,190
Policy acquisition and other underwriting expenses	55,725	59,198
General selling & administrative expenses	7,843	8,495
General corporate expenses	1,621	1,633
Amortization expense	957	987
Interest expense	3,408	3,462
Total expenses	$161,381	$176,965

Net loss and loss adjustment expenses (“LAE”) decreased $11.4 million to $91.8 million for the three months ended March 31, 2015 from $103.2 million for the same period in 2014. Our loss and LAE ratio was 62.2% for the three months ended March 31, 2015 and 63.5% for the three months ended March 31, 2014; an improvement of 1.3 percentage points. The loss and LAE ratio for the first quarter of 2015 includes pre-tax favorable prior year loss reserve development of $0.1 million, or 0.1 percentage points of the loss and LAE ratio. The first quarter 2014 results included pre-tax favorable prior year loss reserve development of $0.7 million, or 0.4 percentage points of the loss and LAE ratio. The accident year loss and LAE ratio was 62.3% for the three months ended March 31, 2015 down from 63.9% in the comparable period in 2014; an improvement of 1.6 percentage points. Rate increases earned in excess of loss ratio trends were 4.1% during 2015, benefiting the current accident year loss and LAE ratio.  Additional discussion of our quarterly reserve activity is described below within the Other Items ~ Reserves section.

Policy acquisition and other underwriting expenses decreased $3.5 million to $55.7 million for the three months ended March 31, 2015 from $59.2 million for the same period in 2014. Our expense ratio increased 1.3% to 37.7% for the first quarter 2015 from 36.4% for the first quarter 2014. The first quarter 2015 results include a 0.4 percentage point increase in the cost associated with the use of an unaffiliated “A” rated insurance company for policy issuance, the costs of which are 2.4% for the first quarter 2015 compared to 2.0% in the first quarter 2014.  The 2015 increase is the result of the increased maturity of the program.  The remaining increase in the 2015 expense ratio is the result of a shift in the mix of business toward business that has a higher average commission rate and a reduction in ceding commissions related to planned reductions in a few programs including the run-off of a workers’ compensation servicing carrier treaty.

General, selling and administrative expenses decreased $0.7 million, to $7.8 million for the three months ended March 31, 2015, from $8.5 million for the same period in 2014. The decrease corresponds to the decrease in commission and fees revenue for a slight increase in profits from net commissions and fees.

Federal income tax expense for the three months ended March 31, 2015 was $2.1 million compared to $2.7 million for the same period in 2014.  The federal effective rate on operating income was 19.1% for the three months ended March 31, 2015 and 2014.  These rates include adjustments to an annual operating effective tax rate.  Income tax expense on capital gains and the change in our valuation allowance on deferred tax assets was $0.5 million and $1.1 million for the periods ended March 31, 2015 and 2014, respectively.

Other Items

Equity earnings of affiliated, net of tax

In July 2009, our subsidiary, Star, purchased a 28.5% ownership interest in an affiliate, Midwest Financial Holdings, LLC (“MFH”), for $14.8 million in cash. We are not required to consolidate this investment because we are not the primary beneficiary of the business, nor do we control the entity’s operations. Our ownership interest is significant, but is less than a majority ownership and, therefore, we are accounting for this investment under the equity method of accounting. Star recognizes 28.5% of the profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from MFH of $0.3 million, or $0.01 per dilutive share, for the three months ended March 31, 2015, compared to $0.6 million, or $0.01 per dilutive share, for the comparable period of 2014. We received dividends from MFH for the three months ended March 31, 2015 and 2014, of $1.0 million and $1.5 million, respectively.

In November 2012, our subsidiary, Century Surety Company, committed to a $10.0 million strategic equity investment in Aquiline Financial Services Fund II L.P. As of March 31, 2015, approximately $9.4 million of the commitment had been satisfied with $0.6 million of unfunded commitment remaining. Our ownership interest is approximately 1.3% of the fund, which we are accounting for under the equity method of accounting. Century Surety Company will recognize 1.3% of the Fund’s profits and losses as a result of this equity interest ownership. We recognized equity earnings, net of tax, from the Aquiline Financial Services Fund II L.P. of $0.3 million, or $0.01 per dilutive share and $0.7 million, or $0.01 per dilutive share, for the three months ended March 31, 2015 and 2014, respectively.

Reserves

At March 31, 2015, our best estimate for the ultimate liability for loss and LAE reserves, net of reinsurance recoverables, was $1.1 billion. We established a reasonable range of reserves of approximately $938.3 million to $1.2 billion. This range was established primarily by considering the various indications derived from standard actuarial techniques and other appropriate reserve considerations. The following table sets forth this range by line of business (in thousands):

Line of Business	Minimum Reserve Range	Maximum Reserve Range	Selected Reserves

Workers' Compensation	$421,008	$490,958	$458,030
Residual Markets	22,205	24,593	23,877
Commercial Multiple Peril / General Liability	373,281	511,859	440,457
Commercial Automobile	91,789	108,320	99,804
Other	30,053	34,092	32,043
Total Net Reserves	$938,336	$1,169,822	$1,054,211

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

The key assumptions used in our selection of ultimate reserves included the underlying actuarial methodologies, a review of current pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and a detailed claims analysis with an emphasis on how aggressive claims handling may be impacting the paid and incurred loss data trends embedded in the traditional actuarial methods. With respect to the ultimate estimates for losses and LAE, the key methods remained consistent for the quarter ended March 31, 2015, and the year ended December 31, 2014. We reviewed the key assumptions that underlie the actuarial standard methods and made the appropriate adjustments to reflect the emergence of claim activity.

For the quarter ended March 31, 2015, we reported a decrease in net ultimate loss estimates for accident years 2014 and prior of $87,000, or 0.0% of $1.1 billion of beginning net loss and LAE reserves at January 1, 2015. The change in net ultimate loss estimates reflected revisions in the estimated reserves as a result of actual claims activity in calendar year 2015 that differed from the projected activity. The major components of this change in ultimates are as follows (in thousands):

		Incurred Losses			Paid Losses
Line of Business	Reserves at December 31, 2014	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Paid	Reserves at March 31, 2015

Workers' Compensation	$469,088	$43,102	$(9,587)	$33,515	$1,688	$42,885	$44,573	$458,030
Residual Markets	24,900	2,209	(2,130)	79	207	895	1,102	23,877
Commercial Multiple Peril / General Liability	444,324	22,788	5,717	28,505	600	31,772	32,372	440,457
Commercial Automobile	103,917	13,399	3,296	16,695	1,620	19,188	20,808	99,804
Other	28,600	10,415	2,617	13,032	1,093	8,496	9,589	32,043
Net Reserves	1,070,829	$91,913	$(87)	$91,826	$5,208	$103,236	$108,444	1,054,211
Reinsurance Recoverable	519,530							524,257
Consolidated	$1,590,359							$1,578,468

The following table shows the re-estimated December 31, 2014 held reserves by line as of March 31, 2015 (in thousands):

Line of Business	Reserves at December 31, 2014	Re-estimated Reserves for December 31, 2014 at March 31, 2015	Development as a percentage of prior year reserves

Workers' Compensation	$469,088	$459,501	-2.0%
Commercial Multiple Peril / General Liability	444,324	450,041	1.3%
Commercial Automobile	103,917	107,213	3.2%
Other	28,600	31,217	9.2%
Sub-total	1,045,929	1,047,972	0.2%
Residual Markets	24,900	22,770	-8.6%
Total Net Reserves	$1,070,829	$1,070,742	0.0%

Workers’ Compensation Excluding Residual Markets

The net ultimate loss estimates for accident years 2014 and prior in the workers' compensation line of business decreased $9.6 million, or 2.0%. This was driven primarily by a decrease of $17.1 million in accident year 2014.  The decrease in the net ultimate loss estimate for these accident years was due to less than expected claim emergence in the California-dominated business segments for which substantial rate and underwriting improvements have been enacted over the last few years.  This decrease in ultimate loss estimates was partially offset by increases of $6.0 million and $1.3 million in accident years 2013 and 2012, respectively.  These increases reflect greater than expected claim emergence related to California business.  The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Multiple Peril / General Liability

The net ultimate loss estimates for accident years 2014 and prior in the commercial multi-peril/general liability line of business increased $5.7 million, or 1.3%. This was driven partially by increases of $1.6 million, $1.3 million and $2.5 million in accident years 2013, 2012 and 2010, respectively.  These increases were primarily from greater than expected claim emergence in an oil industry program and two excess and surplus lines programs.  These increases were partially offset by a decrease of $3.1 million in accident year 2014 related to a variety of programs.  The change in ultimate loss estimates for all other accident years was insignificant.

Commercial Automobile

The $3.3 million increase, or 3.2%, in net ultimate loss estimates for the commercial automobile line of business was primarily from increases of $1.6 and $1.6 million in accident years 2014 and 2012, respectively.  These increases were primarily from greater than expected claim emergence in a California trucking program.  The change in ultimate loss estimates for all other accident years was insignificant.

Other

The $2.6 increase, or 9.2%, in net ultimate loss estimates in other lines of business is primarily from an increase of $2.0 million in accident year 2013 related one large medical malpractice claim.  The change in ultimate loss estimates for all other accident years was insignificant.

Residual Markets

The workers’ compensation residual market line of business had a decrease in net ultimate loss estimate of $2.1 million, or 8.6% of net reserves. This decrease reflects a reduction in the net ultimate loss estimates of $2.8 million for the 2014 accident year.  We record loss reserves as reported by the National Council on Compensation Insurance (“NCCI”), plus a provision for the reserves incurred but not yet analyzed and reported to us due to a two quarter lag in reporting. These changes reflect a difference between our estimate of the lag incurred but not reported and the amounts reported by the NCCI in the year.

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

A significant portion of our consolidated assets represents assets of our Insurance Company Subsidiaries that may not be transferable to the holding company in the form of dividends, loans, or advances in accordance with state insurance laws. These laws generally specify that dividends can be paid only from unassigned surplus and only to the extent that all dividends in the current twelve months do not exceed the greater of 10% of total statutory surplus as of the end of the prior fiscal year or 100% of the statutory net income for the prior year, less any dividends paid in the prior twelve months. Using these criteria, the ordinary dividend available that can be paid from the Insurance Company Subsidiaries during 2015 is $31.1 million without prior regulatory approval. Of this amount, no ordinary dividends have been declared and paid as of March 31, 2015.  In addition to ordinary dividends, the Insurance Company Subsidiaries have the capacity to pay $155.7 million of extraordinary dividends in 2015, subject to prior regulatory approval. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including Risk Based Capital (RBC) ratios and A.M. Best’s Capital Adequacy Ratio. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. There were no ordinary dividends paid from our Insurance Company Subsidiaries to our holding company for the three months ended March 31, 2015 and 2014. As of March 31, 2015, on a trailing twelve month statutory consolidated basis, the gross and net premium leverage ratios were 1.4 to 1.0 and 1.1 to 1.0, respectively.

Pursuant to the Amendment the Company cannot pay quarterly dividends to shareholders in excess of the lesser of $0.02 per share or $1.25 million in the aggregate without the bank’s prior approval.

We also generate operating cash flow from non-regulated subsidiaries in the form of commission revenue, outside management fees, and intercompany management fees. These sources of income are used to meet debt service, shareholders’ dividends, and other operating expenses of the holding company and non-regulated subsidiaries. For the three months ended March 31, 2015, cash flows generated from operating activities were $8.8 million, compared to $21.8 million for the three months ended March 31, 2014. The decrease in operating cash flows primarily reflects the lower premium volumes in the current year offset by lower paid losses and external costs.

We have a revolving credit facility of $22.0 million. As of March 31, 2015, we had an outstanding balance of $15.0 million under our revolving credit facility and $0.1 million in letters of credit issued. The undrawn portion of the revolving credit facility, which was $6.9 million as of March 31, 2015, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.

Because of our Insurance Company Subsidiaries’ membership in the FHLBI, we have the ability to borrow on a collateralized basis at relatively low borrowing rates, providing a source of liquidity. As of March 31, 2015, we had borrowed $30.0 million from the FHLBI. The proceeds were used to fund purchases of high quality bonds with maturities that match the maturity of the FHLBI credit facility. Due to the low cost of the FHLBI funding, we expect to generate returns in excess of its cost of borrowing under this strategy. We have the ability to increase our borrowing capacity through additional investments in FHLBI and pledging additional securities. As of December 31, 2014, we had $30.0 million of borrowings outstanding from the FHLBI.

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

Investment Portfolio

As of March 31, 2015 and December 31, 2014, the recorded value of our investment portfolio, including cash and cash equivalents, was $1.7 billion.

The effective duration of the fixed income investment portfolio at March 31, 2015, is 4.2 years, compared to 4.8 years at March 31, 2014. Our pre-tax book yield, excluding cash and cash equivalents, was 2.9%, compared to 3.0% in 2014. The tax equivalent yield, excluding cash and cash equivalents was 3.5% at March 31, 2015 and 2014. Approximately 99.7% of our fixed income investment portfolio is investment grade.

Refer to Note 2 ~ Investments of the Notes to the Consolidated Financial Statements, for additional information specific to our investment portfolio.

Shareholders’ Equity

Refer to Note 7 ~ Shareholders’ Equity of the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commitments

On March 18, 2013, the Company issued $100.0 million of 5.0% cash convertible senior notes, which mature on March 15, 2020. As of March 31, 2015, the total debt (including debentures) of the Company and its non-regulated subsidiaries was $201.1 million, and the payments due in more than five years was $80.9 million. For additional information regarding the cash convertible notes, refer to Note 4 ~ Debt of the Notes to the Consolidated Financial Statements.

For the three months ended March 31, 2015, there were no material changes in relation to our contractual obligations and commitments, outside of the ordinary course of our business.

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of March 31, 2015. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest Rate Risk

Interest rate risk is managed within the context of an asset and liability management strategy for which the target duration for the fixed income portfolio is based on the estimate of the liability duration and takes into consideration our surplus. The investment policy guidelines provide for a fixed income portfolio duration of between three and a half and five and a half years. At March 31, 2015, our fixed income portfolio had an effective duration of 4.2 years,, compared to 4.3 years at December 31, 2014.

At March 31, 2015, the fair value of our investment portfolio, excluding cash and cash equivalents, was $1.6 billion. Our market risk to the investment portfolio is primarily interest rate risk associated with debt securities. Our exposure to equity price risk is related to our investments in high dividend equities. These investments comprise 7.0% of our investment portfolio.

Our investment philosophy is one of maximizing after-tax earnings and has historically included significant investments in tax-exempt bonds. For our investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures were managed compared to the year ended December 31, 2014. We do not anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is currently known or expected to be in effect.

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

	Rates Down 100bps	Rates Unchanged	Rates Up 100bps
Fair Value	$1,514,128	$1,456,432	$1,395,972
Yield to Maturity or Call	1.1%	1.9%	2.8%
Effective Duration	4.1	4.2	4.2

The other financial instruments, which include cash and cash equivalents, equity securities, premium receivables, reinsurance recoverables, line of credit and other assets and liabilities, when included in the sensitivity model, do not produce a material change in fair values.

Our debentures are subject to variable interest rates. Thus, our interest expense on these debentures is directly correlated to market interest rates. At March 31, 2015 and December 31, 2014, we had outstanding debentures of $80.9 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $809,000.

Our term loan is subject to variable interest rates. Thus, our interest expense on our term loan is directly correlated to market interest rates. At March 31, 2015, we had an outstanding balance on our term loan of $15 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $150,000. At December 31, 2014 we had an outstanding balance on our term loan of $16.5 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $165,000.

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

In addition, our revolving line of credit under which we can borrow up to $22.0 million is subject to variable interest rates. Thus, our interest expense on the revolving line of credit is directly correlated to market interest rates. At March 31, 2015 and December 31, 2014 we had an outstanding balance on our line of credit of $15.0 million. At this level, a 100 basis point (1%) change in market rates would change annual interest expense by $150,000. In addition, at March 31, 2015 the letter of credit was $145,000.

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

As of March 31, 2015, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective in recording, processing, summarizing, and reporting, on a timely basis, material information required to be disclosed in the reports we file under the Exchange Act and is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three month period ended March 31, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included under Note 9 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2015, which is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Dated: May 6, 2015